Form 10-K
period 1996-06-30
MEDICIS PHARMACEUTICAL CORP
filed 1996-08-15
CIK 859368

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                     . . . . . . . . . . . . . . . . . . . .

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1996.

                                       or

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ____ to _____.

                         Commission file number 0-18443

                       MEDICIS PHARMACEUTICAL CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      52-1574808
- ---------------------------------         ------------------------------------
(State of other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

4343 East Camelback Road, Suite 250, Phoenix, AZ                    85018-2700
- -----------------------------------------------------------        ------------
        (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:       (602)  808-8800

Securities registered pursuant to Section 12(b) of the Act:        NONE

Securities registered pursuant to Section 12(g) of the Act:    Class A Common Stock, $.014 par value Preference Share
                                                               Purchase Rights
                                                               (Title of each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K [ ].

The aggregate market value on August 5, 1996, of the voting stock held on August 5, 1996, by non-affiliates of the registrant was $225,476,449 (calculated by excluding all shares held by executive officers, directors and holders of five percent or more of the voting power of the registrant's Common Stock, without conceding that such persons are "affiliates" of the Registrant for purposes of the federal securities law).

As of August 3, 1996 there were 6,832,633 shares of Class A Common Stock $0.014 par value, 125,322 shares of Class B Common Stock $0.014 par value, and 62,660 shares of Series B Preferred Stock, $0.01 par value outstanding.

Documents incorporated by reference:

     Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

         This Report contains forward-looking statements which involve risks and uncertainties. The actual results of Medicis Pharmaceutical Corporation (together with its wholly-owned subsidiaries, the "Company" or "Medicis") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Form 10-K and the Company's other Securities and Exchange Commission filings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1.           BUSINESS

THE COMPANY

         Medicis is the leading independent pharmaceutical company in the United States that offers prescription and non-prescription (over-the-counter) products exclusively to treat dermatological conditions. Emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products, the Company has achieved a leading position in the treatment of acne and acne-related conditions using prescription pharmaceuticals, while also offering the leading domestic over-the-counter ("OTC") fade cream product. The Company has built its business through the successful introduction of DYNACIN and TRIAZ products for the treatment of acne and the acquisition of the ESOTERICA fade cream product line.

PRINCIPAL PRODUCTS AND PRODUCT LINES

         Medicis currently offers products in the following areas of dermatology: acne, hyperpigmentation, inflammatory skin diseases, dry skin and cosmetic dermatology. The Company addresses these areas with a range of prescription and OTC products.

     Prescription Pharmaceuticals

         Prescription pharmaceuticals accounted for 83.2% of the Company's net sales in the fiscal year ended June 30, 1996 ("fiscal 1996"). Medicis currently focuses its prescription pharmaceutical efforts primarily on treating acne and related conditions. The Company's principal branded pharmaceuticals are as follows:

DYNACIN is an oral, systemic antibiotic prescribed for the treatment of moderate to severe acne vulgaris, the most common form of acne, a condition that resulted in over 10 million visits to dermatologists in 1995. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, doxycycline and minocycline. Minocycline, the active ingredient in DYNACIN products, is widely prescribed for the treatment of acne for several reasons. It has a more convenient schedule of one or two doses per day as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline require ingestion on an empty stomach and often increase patient sensitivity to sunlight, creating a greater risk of sunburn. Moreover, the other forms of tetracycline, including doxycycline, often cause gastric irritation. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Studies suggest that bacterial resistance to erythromycin exceeds 60%, and resistance to doxycycline and tetracycline exceeds 40%, while the bacteria showed virtually no resistance to minocycline. Thus, although more expensive than other forms of branded tetracycline and many times more expensive than generic tetracycline, minocycline is documented to have clinical performance that is superior to other forms of tetracycline, while avoiding many of its disadvantages. However, DYNACIN's retail price is approximately 30% lower than the average reported retail price of the other leading branded minocycline product, Minocin, while selling at approximately 25% to 30% higher than the average reported retail price of generic minocycline. DYNACIN is at least comparable in performance to Minocin and is believed by the Company to enjoy certain performance characteristics that favorably distinguish it from generic minocycline. DYNACIN was launched in the second quarter of the fiscal year ended June 30, 1993 ("fiscal 1993"). At June 30, 1996, DYNACIN products held approximately 51% of total branded minocycline market sales and was the leading brand of branded minocycline in the United States. There can be no assurance that DYNACIN will not lose significant market share in the future, that it will remain a competitive product, or that the Company will be able to compete successfully in the acne treatment market through the sale of DYNACIN or any other product. The Company has entered into a manufacturing and supply agreement with Schein Pharmaceuticals, Inc. ("Schein") for the supply of DYNACIN products. See "-- Manufacturing."

TRIAZ is a topical therapy prescribed for the treatment of all forms and varying degrees of acne, and is available as a gel available in two concentrations and as a cleanser. The combined domestic sales of topically applied prescription acne products were in excess of $400 million in 1995. The most frequently prescribed topical acne treatments include Cleocin-T, generic topical clindamycin, and Benzamycin. While these therapies are generally effective, TRIAZ offers advantages over each product, including improved stability, greater convenience of use, reduced cost and fewer side effects. Benzamycin requires refrigeration and mixing by a pharmacist and has a relatively short shelf life of three months. TRIAZ comes in a ready-mixed gel that does not require refrigeration and has a two-year shelf life. In addition, TRIAZ is aesthetically pleasing and minimizes the extreme drying and scaling of skin often caused by competing brands. The average reported retail price of TRIAZ is less than that of either Cleocin-T or Benzamycin. In addition, bacterial resistance has been demonstrated with both Cleocin-T and erythromycin, an active ingredient in Benzamycin. TRIAZ products are manufactured using the active ingredient benzoyl peroxide in a vehicle containing glycolic acid and zinc lactate. Benzoyl peroxide is the most efficacious agent available for clearing the bacteria that cause acne. Glycolic acid enhances the effectiveness of benzoyl peroxide by exfoliating the outer layer of the skin (thereby providing direct access to the bacteria), and zinc lactate acts to reduce the appearance of inflammation and irritation often associated with acne. TRIAZ was developed internally by the Company's formulation scientists and introduced in the second quarter of fiscal 1996. There can be no assurance that the Company will be able to successfully market the TRIAZ product line or that the TRIAZ product line will achieve or retain market acceptance. The Company has a patent application and has certain licensed patent rights covering varying aspects of TRIAZ. TRIAZ products are manufactured to the Company's specifications on a purchase order basis by Paco Laboratories, Inc. See "-- Manufacturing," "-- Trademarks" and "-- Patents and Proprietary Rights."

THERAMYCIN Z is a topical therapy available as a lotion prescribed for the treatment of acne. THERAMYCIN Z is erythromycin in a solution containing zinc acetate, which acts to reduce the appearance of inflammation and irritation often associated with acne. THERAMYCIN Z competes with other topical acne treatments, including Cleocin-T, Erycette, ATS, Emgel and other topical antibiotics. The Company has an exclusive worldwide license to market this product from a subsidiary of IVAX Corporation ("IVAX"). The Company purchases THERAMYCIN Z from IVAX pursuant to a manufacturing and supply agreement. See "-- Manufacturing" and "-- Certain License and Royalty Agreements."

BENZASHAVE products are shave creams marketed by the Company as topical therapies for the treatment of pseudofolliculitis barbae ("PFB") and acne associated with shaving. PFB, commonly called "razor bumps," is a painful irritation aggravated by shaving. This condition affects millions of men in the United States, particularly African Americans and others with relatively coarse facial hair. However, medical treatment is often not sought, as many men afflicted with PFB grow facial hair to avoid shaving, or use a variety of nonprescription shaving products which claim to alleviate the condition. The Company believes that BENZASHAVE products are the only prescription shaving products available for treatment of PFB and acne associated with shaving. There can be no assurance that the Company will be able to successfully market BENZASHAVE products or that BENZASHAVE will achieve or maintain market acceptance. The Company entered into an exclusive worldwide license to market BENZASHAVE with IVAX in the fiscal year ended June 30, 1991 ("fiscal 1991"), which includes a license of patent rights relating to the use of benzoyl peroxide in the treatment of PFB. The Company purchases BENZASHAVE pursuant to a manufacturing and supply agreement. See "-- Manufacturing," "-- Certain License and Royalty Agreements," "-- Trademarks" and "-- Patents and Proprietary Rights."

     Over-The-Counter Products

         OTC pharmaceutical products accounted for 16.8% of the Company's net sales dollars in fiscal 1996. Medicis markets a variety of OTC skin care products to treat pigmentation, dry skin and certain inflammatory skin conditions. The Company's principal OTC products are as follows:

ESOTERICA is a line of topical creams used to treat minor skin discoloration problems such as age spots, uneven skin tones, dark patches, blotches and freckles. ESOTERICA is the leading line of fade creams in the United States.

ESOTERICA product line is in five formulations, consisting of four creams containing various concentrations of the active ingredient hydroquinone and a body lotion. Hydroquinone is the only agent proven to reduce hyperpigmentation and the only product legally sold in the United States for this purpose. Other OTC products used to treat minor skin discoloration include Porcelana and AMBI, which are sold in a variety of creams, gels and lotions. There can be no assurance that the Company will be able to successfully market the ESOTERICA product line or that the ESOTERICA product line will maintain market acceptance. The Company acquired the ESOTERICA product line from SmithKline Beecham Consumer Healthcare L.P. ("SmithKline") in fiscal 1991, and assumed the marketing of these products in the United States and Canada. The Company's manufacturing agreement with SmithKline for ESOTERICA expires in March 31, 1997. See "-- Manufacturing."

THERAPLEX is a line of moisturizers that are used for the treatment of dry skin or certain inflammatory skin conditions, such as are present in psoriasis, eczema or ichthyosis. The THERAPLEX line consists of three products, THERAPLEX EMOLLIENT, THERAPLEX CLEARLOTION and THERAPLEX HYDROLOTION, that combine high molecular weight hydrocarbons, the active component of petrolatum, with certain silicones. THERAPLEX moisturizers do not contain the normally greasy, sticky and odoriferous petrolatum components found in competitive products. Skin care products containing the patented ingredient present in THERAPLEX moisturizers have been marketed by other companies under other tradenames for several years in certain European countries, and more recently in Canada. THERAPLEX moisturizers compete with a variety of other moisturizing products, including Eucerin, Lubriderm and Keri-Lotion, as well as other mass marketed moisturizers. The Company acquired a license to the patent underlying the THERAPLEX product line in 1990. There can be no assurance that the Company will be able to successfully market the THERAPLEX product line or that the THERAPLEX product line will achieve or retain market acceptance. The Company has various agreements for the manufacture of the THERAPLEX product line on a purchase order basis and is obligated to pay certain royalties on its product sales. See "-- Manufacturing" and "-- Certain License and Royalty Agreements."

PRODUCTS IN DEVELOPMENT

         The Company has developed and obtained rights to certain dermatological agents in various stages of development, and with potential applications, ranging from line extensions to new products or reformulations of existing products. Medicis' strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data (when possible), followed by rapid safety and efficacy testing in humans. While development periods may vary, the Company generally selects products for development with the objective of proceeding from formulation to product launch within a two-year period.

         Medicis directs the efforts of contract laboratory research facilities to perform formulation and research work on active ingredients as well as direct the third-party conduct of preclinical studies and clinical trials. All products and technologies under development will require significant commitments of personnel and financial resources. Several products will require extensive clinical evaluation and premarketing clearance by the United States Food and Drug Administrative ("FDA") and comparable agencies in other countries prior to commercial sale. Certain of the products and technologies under development have been licensed from third parties. The failure of the Company to meet its obligations under one or more of these agreements could result in the termination of the Company's rights under such agreements. In addition, the Company regularly reevaluates its product development efforts. On the basis of these reevaluations, the Company has in the past, and may in the future, abandon development efforts for particular products. No assurance can be given that any product or technology under development will result in the successful introduction of any new product. Failure of the Company to introduce and market new products, whether internally developed or acquired from third parties, could have a material adverse effect on the Company's business, financial condition or results of operation. See "--Government Regulation."

         The Company's research and development costs for Company-sponsored and unreimbursed co-sponsored pharmaceutical projects for fiscal 1996, fiscal 1995 and fiscal 1994 were $952,000, $770,000 and $1,572,000, respectively. The fiscal 1994 amount includes approximately $727,000 of research and development costs relating to divested operations. The Company has in the past supplemented, and may in the future supplement, its research and development efforts by entering into additional research and development agreements with other pharmaceutical companies in order to defray the cost of product development. There can be no assurance that the Company will enter into research and development agreements acceptable to the Company, or at all.

MARKETING AND SALES

     Prescription Pharmaceuticals

         The Company believes its marketing and sales organization is one of the most productive in the dermatology sector. The marketing effort is focused on assessing and meeting the needs of dermatologists. The Company's marketing and sales team, consisting of 30 members at August 3, 1996, regularly calls on dermatologists. Those dermatologists who are responsible for a relatively higher volume of prescriptions are visited more frequently. The Company has created an incentive program based on aggressive goals in market share growth, and believes that its highest performing sales representatives are among the best compensated in the industry. The Company believes that its most effective promotion is achieved by cultivating a relationship of trust and confidence with dermatologists themselves. Medicis also uses a variety of marketing tactics to promote its products, including sampling, journal advertising, promotional material, specialty publications, rebate coupons, product guarantees, a leadership position in educational conferences and exposure of its products on the Internet.

     OTC Products

         The Company's OTC products are promoted to retailers and wholesalers by manufacturers' representatives who also support a substantial number of products of other manufacturers. The Company also markets its OTC products through trade promotions, radio advertising, couponing and consumer awareness programs.

WAREHOUSING AND DISTRIBUTION

         The Company utilizes an independent national warehousing corporation to store and distribute its products from three central warehousing locations in California, Kansas and Maryland. Upon the receipt of a purchase order through electronic data input ("EDI"), phone mail or facsimile, the order is processed into the Company's inventory systems, at which time an inventory picking sheet is automatically placed via EDI to the most efficient warehouse location for shipment usually within 24 hours to the customer placing the order. Upon shipment, the warehouse sends back to the Company via EDI the necessary information to automatically process the invoice in a timely manner.

CUSTOMERS

         Medicis' customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson, Bergen Brunswig Drug Company ("Bergen Brunswig"), Cardinal Health Inc. ("Cardinal"), Foxmeyer Drug Company ("Foxmeyer"), Bindley Western Drug Company ("Bindley") and major drug chains. During fiscal 1996, McKesson Drug Company ("McKesson"), Bergen Brunswig and Cardinal, accounted for approximately 15.5%,12.2% and 11.8%, respectively, of the Company's sales. For fiscal 1995, McKesson and Bergen accounted for approximately 15.9% and 9.6%, respectively, of the Company's sales. For fiscal 1994, McKesson and Bergen Brunswig accounted for approximately 15.1% and 11.2%, respectively, of the Company's sales. The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among wholesale distributors or retailers could result in the combination or elimination of warehouses which may stimulate products returns to the Company, cause a reduction in their inventory levels, or otherwise result in reductions in purchases of the Company's products, any of which could result in a material adverse impact upon the Company's business, financial condition or results of operations.

MANUFACTURING

         The Company currently contracts for all of its manufacturing needs and is permitted to contract only with manufacturers that comply with FDA current Good Manufacturing Practices ("cGMP") regulations and other applicable laws and regulations. The Company typically does not enter into long-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, there can be no assurance that the Company will be able to obtain adequate supplies of such products in a timely fashion, or at all.

         The Company's DYNACIN products are manufactured by Schein in compliance with the Company's stringent, internally developed specifications and quality standards pursuant to a supply agreement that expires in December 1997. Under the agreement, Schein manufactures minocycline for sale in the branded market exclusively for the Company, but may manufacture and sell minocycline for itself or others as a generic product. Schein currently manufactures minocycline for the generic market under its own label. The Schein supply agreement is subject to automatic renewal for successive two-year periods if neither party gives timely notice of termination and may also be canceled without cause upon 12-months notice. Schein may also terminate the exclusivity portion of the agreement if its profit margin on sales of DYNACIN products fall below a specified level. Schein may terminate the agreement upon a material breach by the Company, in the event that the Company becomes insolvent, or if any lawsuit is commenced alleging a patent or a proprietary rights violation. The agreement also provides that the Company will purchase all of its requirements for minocycline from Schein but may purchase some of its requirements from another manufacturer if Schein fails to meet certain cost standards or fails to provide the Company with all of its requirements for two of four consecutive calendar quarters. In addition, the Company may use alternative sources if Schein terminates the Company's exclusive rights to purchase branded minocycline based upon the Company's failure to meet the specified profit margins, as defined. Either party may terminate the agreement in the event that one party cannot perform under the agreement for a period of three months or longer for certain reasons beyond its control, such as war, strike, fire, lockout or acts of God. The Company believes that it has alternative sources of supply and that it would be able to use these alternative sources to preserve an adequate supply of DYNACIN. However, the inability of Schein to fulfill the Company's supply requirements for DYNACIN, the Company's largest-selling product, could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's ESOTERICA line of products are manufactured by SmithKline pursuant to a manufacturing and supply agreement which expires in March 1997. SmithKline may terminate its agreement in the event of a material breach by the Company upon 15-days written notice. The Company's Canadian distributor currently utilized Contract Manufacturing Associates to manufacture its requirements of ESOTERICA for the Canadian market. In the event the Company or SmithKline declines to renew such manufacturing and supply agreement, the Company may utilize Contract Manufacturing Associates for its domestic product requirements or such other manufacturer as it determines appropriate.

         The Company purchases THERAMYCIN Z and BENZASHAVE products exclusively from IVAX, pursuant to a manufacturing agreement expiring in July 2000. In the event that IVAX is prevented from completing performance of its obligations under the Agreement for specified reasons beyond its control, it is excused from such performance until such time as the event preventing its performance ceases. If IVAX is unable to supply the Company's requirements of either product, the Company is permitted to purchase the unsatisfied requirements from third parties. The remainder of the Company's products are produced on a purchase order basis only, including its THERAPLEX EMOLLIENT products, manufactured by ViFor, S.A., a Swiss manufacturing company ("ViFor"); THERAPLEX CLEARLOTION products, manufactured by Accupac, Inc.; THERAPLEX HYDROLOTION products, manufactured by Beauty Control Cosmetics, Inc.; TRIAZ products, manufactured by Paco Laboratories, Inc. and THERAMYCIN Z and BENZASHAVE products, which are manufactured by IVAX.

         There can be no assurance that the above manufacturers will continue to meet the FDA's regulations or the Company's product specifications and standards for the indicated products or that they can continue to meet product demand on a consistent and timely basis. Schein, IVAX and ViFor are currently the sole manufacturers of DYNACIN products, THERAMYCIN Z and BENZASHAVE products, and THERAPLEX EMOLLIENT products, respectively. The Company believes that alternative sources of manufacturing are available for all of its products. Because of the FDA requirement for cGMP validation of manufacturing facilities for particular products, validation of a new facility to serve as a replacement source of manufacturing requires a substantial period of time. Any loss of a manufacturer or other manufacturing difficulties could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has obtained business interruption insurance to insure against the loss of income for up to 12 months due to the interruption of manufacturing of the Company's three principal products due to certain causes. While the Company believes that the policy provides substantial protection against the covered events, there can be no assurance that the policy will cover all manufacturing interruptions or that the amount of such insurance will be adequate to fully protect the Company for losses associated with such interruptions.

         The Company's third-party manufacturers rely on certain suppliers of key raw materials. Certain of those materials are purchased from single sources and others may be purchased from single sources in the future. Although the Company has no reason to believe that it will be unable to procure adequate supplies of such raw materials on a timely basis, disruptions in supplies, including delays due to the inability of the Company or its manufacturers to procure raw materials, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Any interruptions in the supply of any of the Company's products due to shortages in raw materials, changes in manufacturing sources, regulatory changes or other causes could delay or eliminate the Company's ability to supply such products. In addition, the Company faces the risk that, upon expiration of the term of any third-party manufacturing agreement, it may not be able to renew or extend the agreement with the third-party manufacturer, to obtain an alternative manufacturing source from other third parties or to develop internal manufacturing capabilities on commercially viable terms, if at all. To manage its resources effectively, the Company attempts to retain inventory levels that are no greater than necessary to meet the currently projected needs of its customers.

         Manufacture of the Company's THERAMYCIN Z and BENZASHAVE products was suspended in fiscal 1994 following the acquisition by IVAX of certain assets of Syosset, the original manufacturer of those products under the agreement, in Syosset's bankruptcy proceeding. Manufacture of the BENZASHAVE products was subsequently resumed, and the Company resumed shipping these products during fiscal year ended June 30, 1995 (fiscal 1995"). During the second quarter of fiscal 1996, manufacturing of the THERAMYCIN Z product also resumed. This suspension did not have a material adverse effect on the Company's results of operations. However, there can be no assurance that the Company will not suffer future supply insufficiencies or interruptions or that it will be able to obtain adequate supplies of its products in a timely fashion, or at all. While the Company believes that its inventory levels are generally adequate, the loss of a manufacturer, the failure to obtain a replacement manufacturer on a timely basis, other manufacturing problems or any interruption of supply could have a material adverse effect on the Company's business, financial condition or results of operations.

CERTAIN LICENSE AND ROYALTY AGREEMENTS

         In July 1990, the Company entered into two separate license agreements with IVAX, as successor to Syosset Laboratories, Inc. ("Syosset"), under which the Company acquired a 10-year exclusive, worldwide license to market and sublicense the products Erythromycin 2%, which Medicis markets as THERAMYCIN Z, BENZASHAVE 5% and 10% and certain other products. IVAX also manufactures the licensed products for the Company pursuant to a manufacturing agreement. The licensing agreements are subject to termination by IVAX upon a material failure of the Company to perform its obligations under the agreements for 60 days, or upon the Company's failure to perform under the payment provisions of the agreements for 30 days, or upon the filing of a petition in bankruptcy by or against the Company.

         In April 1989, the Company sublicensed a United States patent relating to the THERAPLEX line of products pursuant to a modified license agreement among the Company, Dr. Hans Rudi Seuss and H.R. Seuss, A.G. (collectively, "Seuss") and Euromerican Trade Resources, Inc. ("Euromerican"). The Company was granted an exclusive sublicense to market all products manufactured pursuant to the patent in the United States, Mexico and Japan, until the patent expires in October 1999. The agreement further grants the Company the right to otherwise exploit the know-how embodied in the patent. The agreement requires that the Company make annual payments of specified minimum royalties. The agreement is subject to termination by Seuss upon Euromerican's failure to perform its obligations under the agreement for 45 days or by Seuss or Euromerican upon the Company's failure to perform its obligations under the agreement for 45 days or upon the occurrence of other standard events of default. The Company has also received a separate assignment from Dr. Gars and Dr. Suess of certain patent rights relating to the Company's THERAPLEX HYDROLOTION products.

         There can be no assurance that the Company will fulfill its obligations under any of the foregoing agreements. The failure to satisfy the requirements of any agreement could result in the loss of the Company's rights under the agreements and in other related agreements which could have a material adverse affect upon the Company's business, financial condition or results of operations.

TRADEMARKS

         The Company believes that trademark protection is significant in establishing product recognition. The Company owns 15 federally registered trademarks. The Company has filed United States applications for registration of seven additional trademarks and servicemarks. United States federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance provided the mark is still being used in commerce. There can be no assurance that any such trademarks or servicemarks will afford the Company adequate protection, or that the Company will have the financial resources to enforce its rights under any such trademarks and servicemarks. The inability of the Company to protect its trademarks or servicemarks from infringement could result in injury to any goodwill which may be developed in such trademarks or servicemarks. Moreover, the Company's inability to use one or more of its trademarks or servicemarks because of successful third-party claims to such marks could have a material adverse effect on the Company's business, financial condition or results of operations.

         An opposition to registration of the mark "THERAMYCIN Z" has been filed and is currently pending in the United States Patent and Trademark Office. While there can be no assurance as to the outcome of this matter, the Company does not currently foresee any significant costs or loss of sales associated with the reintroduction of THERAMYCIN Z under a different trade name.

     From time to time, the Company receives communications from parties who allege that their trademark interests may be damaged either by the Company's use of a particular trademark or its registration of such trademark. In general, the Company seeks to resolve such conflicts before an actual opposition to registration or suit for infringement is filed. There can, however, be no assurance that such oppositions will not be filed or that, if filed, they will not have a material adverse effect upon the Company's business, financial condition or results of operations.

PATENTS AND PROPRIETARY RIGHTS

         The Company has licensed rights to products covered by certain United States patents directed to aspects of the THERAPLEX and BENZASHAVE compounds/formulations, and the Company has obtained patents directed to aspects of several other compounds. The Company is also pursuing several United States patent applications. No assurance can be given that patents will be issued with respect to any of these applications. The Company has acquired rights under certain patents and patent applications from third-party licensors. The Company has also acquired from certain of its consultants and principals an assignment of their rights to certain United States patents or patent applications. Certain of such patents and patent applications may be subject to claims of rights by third parties by reason of existing relationships with the party who filed such patents or patent applications. No assurance can be given that the Company will be able to obtain any rights under such patents or patent applications, as a result of such conflicting claims, or that any rights which the Company may obtain will be sufficient for the Company to market products which may be the subject of such patents or patent applications. The Company may be required to obtain licenses and or pay royalties to obtain the rights it acquires under such patents or patent applications and no assurance can be given that the Company will be able to obtain rights under such patents or patent applications on terms acceptable to the Company, or at all.

         The Company believes that its success will depend in part on its ability to obtain and maintain patent protection for its own inventions, and to obtain and maintain licenses for the use of patents licensed or sublicensed by third parties. No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. There can be no assurance that challenges will be not be instituted against the validity or enforceability of any patent owned by or licensed to the Company or, if instituted, that such challenges will not be successful. The Company only conducts complete searches to determine whether its products infringe upon any existing patents as it deems appropriate. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial and require a significant commitment of management time. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. There can be no assurance that the products and technologies the Company currently markets, or may seek to market in the future, will not infringe patents or other rights owned by others. In the event of an adverse outcome of any dispute with respect to patents or other rights, the Company may be required to license such disputed rights to or cease using such disputed rights. There can be no assurance that a license would be on terms acceptable to the Company, or at all.

         The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and recognizes that its patent position therefore may be stronger in the United States than in Europe. In addition, the protection provided by foreign patents once they are obtained may be weaker than that provided by domestic patents.

         The Company relies and expects to continue to rely upon unpatented proprietary know-how and continuing technological innovation in the development and manufacture of many of its principal products. The Company's policy is to require all its employees, consultants and advisors to enter into confidentiality agreements with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such know-how. In addition, there can be no assurance that others will not obtain access to or independently develop these trade secrets or know-how.

COMPETITION

         Competition is intense among manufacturers of prescription pharmaceuticals for the treatment of dermatological diseases, such as the DYNACIN, TRIAZ, THERAMYCIN Z, and BENZASHAVE products, and in the OTC market for dermatological products such as the ESOTERICA and THERAPLEX product lines, as well as other products which the Company may develop and market in the future. Most of the Company's competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than available to the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's product lines. The pharmaceutical industry is characterized by intense competition and rapid product development and technological change. The Company's pharmaceuticals could be rendered obsolete or made uneconomical by the development of new pharmaceuticals to treat the conditions addressed by the Company's products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by any one or more of such developments. Each of the Company's products is in competition for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

         DYNACIN competes with Minocin, a branded minocycline product marketed by American Home Products Corporation ("AHP"), and generic minocycline products marketed by Schein, BioCraft Laboratories, Inc. ("BioCraft"), and Warner-Chilcott Laboratories, Inc. ("Warner-Chilcott"). Other oral antibiotics utilized for the treatment of acne include erythromycin, doxycycline and tetracycline marketed in branded and generic form by a variety of companies. The Company believes that TRIAZ competes with Cleocin-T and a generic topical clindamycin, manufactured by Pharmacia & Upjohn; Benzac, manufactured by Galderma, Inc.; and Benzamycin, manufactured by Rhone-Poulenc Rorer. ESOTERICA primarily competes with Porcelana, marketed by Dep Corp. and AMBI, marketed by Kiwi Brands, a division of Sara Lee Corporation ("Kiwi").

         Several of the Company's products compete with generic (non-branded) pharmaceuticals which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products by paying or reimbursing a user or supplier of a branded prescription product a lower portion of the purchase price then would be paid or reimbursed for a generic product, making branded products less attractive, from a cost perspective, to buyers. The aggressive pricing activities of the Company's generic competitors and the payment and reimbursement policies of third-party payors could have a material adverse impact on the Company's business, financial condition or results of operations.

GOVERNMENT REGULATION

     Drug and Cosmetic Regulation

         The manufacture and sale of cosmetics and drugs are subject to regulation principally by the FDA and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission

("FTC") and state and local authorities regulate the advertising of OTC drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. In general, products falling within the FDA's definition of "new drugs" require premarketing clearance by the FDA. Products falling within the FDA's definition of "cosmetics" or of "drugs" that are not "new drugs" and that are generally recognized as "safe and effective" do not require premarketing clearance.

         The steps required before a pharmaceutical compound may be marketed in the United States include (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an Investigatory New Drug ("IND") application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of an NDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

         Preclinical testing is generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a drug. The results of these studies are submitted to the FDA as a part of an IND, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi- center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

         In general, FDA approval is required before a new drug product may be marketed in the United States. However, most OTC drugs are exempt from the FDA's premarketing approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drugs then in the market. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. OTC drug products are classified by the FDA in one or more categories: Category I products, which are deemed "safe and effective for OTC use," Category II products, which are deemed "not generally recognized as safe and effective for OTC use," and Category III products, which are deemed "possibly safe and effective with studies ongoing." For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually will not take regulatory action against such a product unless failure to do so will pose a potential health hazard to customers. Drugs subject to final monographs, however, are subject to various FDA regulations concerning for example, cGMP, general and specific OTC labeling requirements (including warning statements), prohibitions against promotion for conditions other than those stated in the labeling, and requirement that OTC drugs contain only suitable inactive ingredients. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

         The active ingredient in DYNACIN products, minocycline, has been approved by the FDA. The active ingredient in TRIAZ and BENZASHAVE products has been classified as a Category III product under a tentative final FDA monograph for over-the-counter distribution for use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association has undertaken, further studies to confirm that benzoyl peroxide, an active ingredient in TRIAZ and BENZASHAVE products, is not a tumor promoter when tested in conjunction with UV light exposure. TRIAZ and BENZASHAVE products, which the Company also sells on a prescription basis, have the same ingredients at the same dosage levels as the over-the-counter products. In the Company's opinion, TRIAZ and BENZASHAVE products would also be considered to be generally recognized as safe and effective for their intended uses under the Food and Drug Act. There can be no assurance these tests will confirm the status of benzoyl peroxide as generally recognized as safe and effective or that adverse test results would not result in withdrawal of TRIAZ and BENZASHAVE from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against the Company and could otherwise have a material adverse effect on the Company's business, financial condition or results of operation.

         Certain ESOTERICA products contain the active ingredient hydroquinone, currently a Category I product. Independent expert dermatologists have formally expressed the view that hydroquinone at a 2% concentration is generally recognized as safe and effective for its intended use. However, in 1992, with the concurrence of the FDA, the industry initiated dermatological metabolism and toxicity studies to fully support hydroquinone's continued Category I status. Notwithstanding the pendency or results of these tests, which may take up to three years to complete, the FDA may elect to classify hydroquinone as a Category III OTC drug. The Company, in conjunction with the Non-Prescription Drug Manufacturers Association and other manufacturers, is responsible for 50% of the costs associated with these studies. An adverse decision by the FDA on the safety of hydroquinone could result in the assertions of product liability claims against the Company. Moreover, if hydroquinone is not maintained as a Category I or Category III drug, the Company would be required to cease marketing ESOTERICA products containing hydroquinone, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The ESOTERICA, TRIAZ and BENZASHAVE products must meet the composition and labeling requirements established by the FDA for products containing their respective basic ingredients. The Company believes that compliance with those established standards avoids the requirement for premarketing clearance of these products. There can be no assurance that the FDA will not take a contrary position.

         The Company believes its three THERAPLEX moisturizers, as they are promoted and intended by the Company for use, fall within the FDA's definition of "cosmetics" and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position in the future or that an adverse determination by the FDA would not result in withdrawal of the THERAPLEX moisturizers from marketing. The Company believes that such products are subject to regulations governing product safety, use of ingredients, labeling and promotion and methods of manufacture.

     Certain Factors Affecting the Company's Products

         The Company believes that certain of its products as they are promoted and intended by the Company for use, are exempt from registration based on the date of introduction of their active ingredients and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position. The Company believes that such products are subject to regulations governing product safety, use of ingredients, advertising, labeling and promotion and methods of manufacture.

         Clinical trials and the marketing and manufacturing of pharmaceutical products are subject to the rigorous testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary approvals to conduct clinical trials or for the manufacturing and marketing of products, that all necessary clearances will be granted to the Company or its licensors for future products on a timely basis or at all or that FDA review or other actions will not involve delays adversely affecting the marketing and sale of the Company's products. In addition, the testing and approval process with respect to certain new products which the Company may develop or seek to introduce is likely to take a substantial number of years and involve the expenditure of substantial resources. There can be no assurance that pharmaceutical products currently in development, or those products acquired or licensed by the Company, will be cleared for marketing by the FDA. Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition or results of operations. Further, future government regulation could prevent or delay regulatory approval of the Company's products.

         There can be no assurance that any approval will be granted on a timely basis, or at all, that the FDA will not require post-marketing testing and surveillance to monitor the record of the product and continued compliance with regulatory requirements; that the FDA will not require the submission of any lot of any product for inspection and will not restrict the release of any lot that does not comply with FDA standards; that the FDA will not otherwise order the suspension of manufacturing, recall or seizure of products; or that the FDA will not withdraw its marketing clearance of any product if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

         From time to time, the FDA has issued correspondence to pharmaceutical companies, including the Company, alleging that their advertising or promotional practices are false, misleading or deceptive. The Company has resolved all such complaints without any adverse findings by the FDA and without incurring substantial expense. However, there can be no assurance that the Company will not receive such correspondence from the FDA in the future, or that, if such notices are received, they will not result in substantial cost, disruption or expense (including fines and penalties), in material changes to the manner in which the Company promotes its products, or in loss of sales of the Company's products or other material adverse effects on the Company's business, financial condition or results of operations.

         For both currently marketed and future products, failure to comply with the applicable regulatory requirements could, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, criminal prosecution, relabeling costs, delays in product distribution, marketing and sales or seizure or cessation of manufacture of the products and the imposition of civil or criminal sanctions. There can be no assurance that the FDA will not change its position with regard to the safety or effectiveness of the Company's current or future products or that the FDA will agree with the Company's position regarding the regulatory status of its products. In the event that the FDA takes a contrary position regarding any of the Company's current or future products, the Company may be required to change its labeling or formulation or possibly cease manufacture and marketing of such products. In addition, even prior to any formal regulatory action, the Company could decide voluntarily to cease distribution and sale, or to recall, any of its products if concern about the safety or efficacy of any of its products were to develop. Any such action could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company also will be subject to foreign regulatory authorities governing clinical trials and pharmaceutical sales if it seeks to market its products outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. There can be no assurance that any foreign regulatory agency will approve any product submitted for review by the Company.

THIRD-PARTY REIMBURSEMENT

         The operating results of the Company will depend in part on the availability of adequate reimbursement for the Company's products from third-party payors, such as government entities, private health insurers and managed care organizations. Third-party payors are increasingly seeking to negotiate the pricing of medical services and products and to promote the use of non-branded (generic) pharmaceuticals through payor-based reimbursement policies designed to encourage their use. In some cases, third-party payors will pay or reimburse a user or supplier of a prescription drug product only a portion of the purchase price of the product. In the case of the Company's prescription products, payment or reimbursement by third-party payors of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and prescribing physicians. There can be no assurance that reimbursement, if available, will be adequate. Moreover, certain of the Company's products are not of a type generally eligible for third-party reimbursement. If adequate reimbursement levels are not provided by government entities or other third-party payors for the Company's products, or if those reimbursement policies increasingly favor the use of generic products, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, managed care initiatives to control costs have influenced primary care physicians to refer fewer patients to dermatologists, resulting in a declining target market for the Company. Further reductions in referrals to dermatologists could have a material adverse impact upon the Company's business, financial condition or results of operations.

         In addition, a number of legislative and regulatory proposals aimed at changing the nation's health care system have been proposed in recent years. While the Company cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition or results of operations.

PRODUCT LIABILITY INSURANCE

         The Company faces an inherent risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that the Company will avoid significant product liability exposure. The Company currently has product liability insurance in the amount of $5.0 million per claim and $5.0 million in the aggregate on a claims-made basis. Many of the Company's customers require the Company to maintain product liability insurance coverage as a condition to their conducting business with the Company. As the loss of such insurance coverage could result in a loss of such customers, the Company intends to take all reasonable steps necessary to maintain such insurance coverage, although there can be no assurance that adequate insurance coverage will be available in the future on commercially reasonable terms, or at all, or that such insurance will be adequate to cover potential product liability claims, or that the loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

         As of August 3, 1996, the Company had 58 full-time employees. The Company believes its relationship with its employees is good. The Company intends to hire personnel as needed during the next 12 months.

ITEM 2:           PROPERTIES

         The Company presently leases approximately 12,000 square feet of office space for its headquarters in Phoenix, Arizona, under a Lease Agreement which expires in May 2005. The Company believes that these facilities will be adequate to meet its needs for the foreseeable future.

ITEM 3:           LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries are parties to certain actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves, or, the Company believes, will not, in the aggregate, have a material adverse effect on the business, financial position or results of operations of the Company.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1995.

                                     PART II

ITEM 5:           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

DIVIDEND POLICY

         The Company declared a 3-for-2 stock split in the form of a 50% stock dividend paid on August 2, 1996 to holders of record on July 22, 1996. The Company has never declared a cash dividend. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MDRX." The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Common Stock of the Company on the Nasdaq National Market, as adjusted to reflect the 1-for-14 reverse stock split of the Company's Common Stock effected on October 23, 1995, and as adjusted to the nearest 1/16 to reflect the 3-for-2 stock split in the form of a 50% stock dividend paid on August 2, 1996 to holders of record as of July 22, 1996.


                                            HIGH            LOW
                                          --------        --------
FISCAL YEAR ENDED JUNE 30, 1994
        First Quarter.................    $ 8-3/16        $4-11/16
        Second Quarter................      8-3/16           3-1/2
        Third Quarter.................       7-1/2           3-1/2
        Fourth Quarter................       4-3/8          2-1/16

FISCAL YEAR ENDED JUNE 30, 1995
        First Quarter.................    4-15/16           2-1/16
        Second Quarter................      5-1/4          2-15/16
        Third Quarter.................    3-13/16           2-1/16
        Fourth Quarter................    3-13/16            1-3/4

FISCAL YEAR ENDED JUNE 30, 1996
        First Quarter.................      5-1/4           2-5/16
        Second Quarter................    10-9/16            4-1/2
        Third Quarter.................    21-1/16           9-1/16
        Fourth Quarter................     31-1/2           15-1/2

         On August 14, 1996, the last reported sale price on the Nasdaq National Market for the Company's Common Stock was $42.75 per share. As of such date, there were approximately 750 holders of record of Common Stock.


ITEM 6:           SELECTED FINANCIAL DATA

         The following selected financial data have been derived from the consolidated financial statements of Medicis Pharmaceutical Corporation for the fiscal years 1996, 1995, 1994, 1993 and 1992

                                                                             YEAR ENDED JUNE 30,
                                                          ------------------------------------------------------
                                                            1992       1993(1)     1994(1)    1995(2)     1996
                                                          --------    --------    --------   --------   --------
                                                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                                 $  7,687    $ 11,088    $ 17,059   $ 19,132   $ 25,310
Gross profit                                                 5,450       7,215      11,239     13,282     18,354
Operating expenses:
     Selling, general and administrative                     9,033      14,237(3)    8,786     10,330     10,868
     Research and development expenses                         823       3,841(4)    1,572        770        952
     Depreciation and amortization                           1,231(5)      616         653        522        559
                                                          --------    --------    --------   --------   --------
Total operating expenses                                    11,087      18,694      11,011     11,622     12,379
                                                          --------    --------    --------   --------   --------
Operating income (loss)                                     (5,637)    (11,479)        228      1,660      5,975
Other:
     Minority share of losses of Dyad                         --          --           677       --         --
     Gains on disposition of Dyad                             --          --          --          107       --
     Net interest income (expense)                          (2,330)       (175)       (249)       (94)        79
     Extraordinary loss on extinguishment of debt           (3,824)       --          --         --         --
     Income tax benefit (expense)                             --          --          --          (60)     1,826
Net income (loss)                                         $(11,791)   $(11,654)   $    656   $  1,613   $  7,880
Net income (loss) per share before extraordinary item     $  (2.17)   $  (2.12)   $   0.10   $   0.24   $   1.09
Extraordinary loss per share                                 (1.04)       --          --         --         --
Net income (loss) per share                               $  (3.21)   $  (2.12)   $   0.10   $   0.24   $   1.09
                                                          ========    ========    ========   ========   ========
Shares used in computing per share amount                    3,668       5,507       6,303      6,593      7,242

BALANCE SHEET DATA:                                                              JUNE 30,
                                                          1992       1993(1)        1994(1)     1995       1996
                                                       --------      --------      --------   --------   --------
                                                                             (in thousands)
Cash and cash equivalents                               $ 6,136       $   233       $   775    $   953    $ 7,956
Working capital (deficiency)                             (3,528)       (4,541)       (1,978)       619     12,401
Total assets                                             17,709        11,993        12,726     13,850     26,313
Long-term debt                                            2,320         1,264           899        694        117
Stockholders' equity                                     10,325         2,937         5,263      7,387     19,460

- -----------


(1) Fiscal 1994 and fiscal 1993 include the operations of Dyad Pharmaceutical Corporation ("Dyad") which were divested in fiscal 1995.

(2) Fiscal 1995 includes approximately $610,000 of charges associated with headquarters relocation; the Company had operating income of $2,270,000 before relocation charges in fiscal 1995.

(3) The increase in selling, general and administrative, was primarily attributable to advertising costs, most of which were due to the launch of DYNACIN products in November 1992.

(4) The increase in research and development costs is primarily attributable to the inclusion of the allocation of the purchase price of Dyad to research and development and the addition of Dyad's research and development expenses in fiscal 1993.

(5) Fiscal 1992 depreciation and amortization included the write-off of the remaining value of a license agreement previously capitalized.



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements which involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Prospectus.

OVERVIEW

         Medicis was founded in 1987 to develop and market prescription and over-the-counter products to treat dermatological conditions. Innovative Therapeutics, Inc. (the predecessor in interest of the Company) was incorporated under the laws of the District of Columbia on July 1, 1987, subsequently changed its name to Medicis Corporation and was merged with and into Medicis Corporation (a corporation incorporated on July 29, 1988 under the laws of Delaware), pursuant to an Agreement of Merger dated July 29, 1988. Medicis Corporation subsequently changed its name to Medicis Pharmaceutical Corporation.

         The Company has acquired rights to manufacture and sell certain of its dermatological products pursuant to several license and asset purchase agreements. The Company sells these products for use in various segments of the dermatological market, including the acne segment, the therapeutic emollient and moisturizer segment and the fade cream segment. The Company has achieved increases in net sales and net income both through the acquisition of products sold by others and the launch of new products. The Company's primary prescription products, DYNACIN products and TRIAZ products, were launched in fiscal 1993 and fiscal 1996, respectively, and the Company's primary OTC products, the ESOTERICA products, were acquired in fiscal 1991. Prescription pharmaceuticals accounted for 83.2% of fiscal 1996 net sales and net sales of 70.6% and 70.7% in fiscal 1995 and fiscal 1994, respectively. DYNACIN products accounted for a majority of the Company's total sales in fiscal 1996 and 1995.

         The Company believes that sales of DYNACIN products will continue to constitute the majority of total net sales for the foreseeable future. Accordingly, any factor adversely affecting the sale of DYNACIN products would have a material adverse effect on the Company's business, financial condition and results of operations. DYNACIN products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of DYNACIN products could also be affected adversely by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by DYNACIN products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescription writing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims or other factors. See Item 1, "-- Products in Development," "-- Manufacturing," "-- Certain License and Royalty Agreements," "-- Competition" and "-- Government Regulation."

         The Company's results of operation may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals, changes in prescription writing practices of dermatologists, the Company's level of research and development, the introduction of new products by the Company or its competitors, supply interruptions, cost increases from third-party manufacturers, the availability and cost of raw materials, the mix of products sold by the Company, changes in marketing and sales expenditures, market acceptance of the Company's products, competitive pricing pressures, seasonal fluctuations and general economic and industry conditions that affect customer demand. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of revenues has been received in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's expenses are relatively fixed in the short-term, variations in the timing of recognition of revenue could cause significant fluctuations from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues, maintain profitability or avoid losses in any future period.

         The Company recognizes revenues from sales upon shipment to its customers. At the time of sale, the Company records reserves for returns based on estimates using historical experience. Sales are reported net of actual and estimated product returns and net of pricing adjustments. The Company applies royalty obligations to the cost of sales in the period the corresponding sales are recognized.

         Medicis' customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson, Bergen Brunswig, Cardinal, Foxmeyer, Bindley and major drug chains. During fiscal 1996, McKesson, Bergen Brunswig and Cardinal, accounted for 15.5%, 12.2% and 11.8%, respectively, of the Company's sales. During fiscal 1995, McKesson and Bergen Brunswig accounted for 15.9% and 9.6%, respectively, of the Company's sales. During fiscal 1994, McKesson and Bergen Brunswig accounted for 15.1% and 11.2%, respectively, of the Company's sales. The loss of any of these customer accounts could have a material adverse effect upon the Company's business, financial condition or results of operations. See Item 1, "Business -- Customers."

         To enable Medicis to focus on its core marketing and sales activities, the Company selectively out-sources certain non-marketing functions, such as laboratory research, manufacturing and warehousing. As the Company expands its activities in these areas, additional financial resources are expected to be utilized in these areas. The Company typically does not enter into long-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, there can be no assurance that the Company will be able to obtain adequate supplies of such products in a timely fashion, or at all.

         The Company plans to spend substantial amounts of capital to continue the research and development of its pharmaceutical products. Actual expenditures will depend on the Company's financial position, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net sales will fluctuate from period to period. The Company can give no assurance that the research and development projects will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval may be necessary.

         The Company intends to seek additional acquisitions of product lines of niche-market pharmaceuticals to leverage its existing distribution channels and marketing infrastructure and to market aggressively formulations of existing products. The success of the Company's efforts is subject to a number of risks and uncertainties including its dependence upon key pharmaceuticals and integration of new product acquisitions, its reliance upon third-party manufacturers to produce certain key products, its ability to effectively manage a changing business, uncertainties related to pharmaceutical pricing and reimbursement and on the uncertainty of competitive forces within the pharmaceutical industry which affect both the market for its products and the availability of suitable product lines for acquisition which meet the Company's acquisition criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates. See Certain Factors Affecting Forward Looking Statements -- Safe-Harbor Statement.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein. The following table sets forth certain data as a percentage of net sales for the periods indicated.

                                                                             PERCENTAGE OF SALES
                                                                              YEAR ENDED JUNE 30,
                                                          ----------------------------------------------------------
                                                            1994                      1995                    1996
                                                          --------                  --------                --------
Net sales.....................................              100.0%                    100.0%                  100.0%
Gross profit..................................                65.9                      69.4                    72.5
Operating expenses............................                64.6                      60.8                    48.9
Operating income..............................                 1.3                       8.6                    23.6
Net interest income (expense).................               (1.5)                     (0.5)                     0.3
Minority share of losses of Dyad..............                 4.0                        --                      --
Gains on disposition of Dyad..................                  --                       0.6                      --
Income tax benefit (expense)..................                  --                     (0.3)                     7.2
                                                          --------                  --------                --------
Net income....................................                3.8%                      8.4%                   31.1%
                                                          --------                  --------                --------

                                                 FISCAL 1995 AND 1996 QUARTERLY ANALYSIS
                       --------------------------------------------------------------------------------------------
                                           1995                                             1996
                                           ----                                             ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           SEPT.      DEC.       MAR.        JUNE            SEPT.      DEC.       MAR.     JUNE

Net sales              $   3,690   $  4,725    $ 5,033     $ 5,684         $  4,574   $  6,449   $ 7,016   $  7,271
Gross profit               2,519      3,024      3,659       4,080            3,257      4,667     5,040      5,390
Operating expenses         2,444      2,793      3,335       3,050            2,608      3,260     3,305      3,206
Operating income              75        231        324       1,030              649      1,407     1,735      2,184
Net income             $      26   $    308    $   312     $   967         $    646   $  1,404   $ 1,759   $  4,071
                       =========   ========    =======     =======         ========   ========   =======   ========
Net income per
share                  $      --   $   0.05    $  0.05     $  0.14         $   0.10   $   0.21   $  0.24   $   0.54
                       =========   ========    =======     =======         ========   ========   =======   ========

Years Ended June 30, 1996 and 1995

     Net Sales

         Net sales for fiscal 1996 increased 32.3%, or $6.2 million, to $25.3 million from $19.1 million for fiscal 1995. The Company's net sales increased in fiscal 1996 primarily as a result of both unit and dollar sales growth associated with an increase in market share of the existing prescription products and the launch of a new prescription product. The Company's prescription products accounted for 83.2% of net sales in fiscal 1996 and 70.6% in fiscal 1995. Net sales of the Company's prescription products grew 56.0%, or $7.6 million, to $21.1 million in 1996 from $13.5 million in fiscal 1995, primarily due to the Company's launch of TRIAZ products in October 1995, coupled with an increase in market penetration of DYNACIN products. The increase in sales of prescription products in fiscal 1996 was partially offset by a decrease in unit sales of OTC products, primarily the ESOTERICA product line. The OTC products accounted for 16.8% of net sales in fiscal 1996 and 28.2% in fiscal 1995. The Company continues to invest a majority of its marketing funds in the Company's prescription products.

     Gross Profit

         Gross profit during fiscal 1996 increased 38.2%, or $5.1 million, to $18.4 million from $13.3 million in fiscal 1995. As a percentage of net sales, gross margin grew to 72.5% in fiscal 1996 from 69.4% in fiscal 1995 primarily as a result of manufacturing cost reductions for DYNACIN products and a change in sales mix toward the Company's prescription products, which have higher gross margins.

     Selling, General and Administrative Expenses

         Selling, general and administrative expenses in fiscal 1996 increased 5.2%, or $0.5 million, to $10.9 million from $10.3 million in fiscal 1995, primarily due to a 22.2%, or $1.4 million, increase in selling expenses in fiscal 1996. This increase was primarily attributable to an increase in personnel costs commensurate with increased sales volume, yearly salary escalations and an increase in promotional costs attributable to the launch of TRIAZ products. Selling, general and administrative expenses in fiscal 1995 included $0.6 million in nonrecurring expenses associated with the Company's headquarters relocation to Phoenix, Arizona in fiscal 1995.

     Research and Development Expenses

         Research and development expenses in fiscal 1996 increased 23.7%, or $0.2 million, to $1.0 million from $0.8 million in fiscal 1995 primarily due to development efforts relating to the introduction in October 1995 of the Company's TRIAZ products.

     Depreciation and Amortization Expenses

         Depreciation and amortization expenses remained materially unchanged, at $0.6 million in fiscal 1996 and $0.5 million in fiscal 1995.

     Operating Income

         Operating income during fiscal 1996 increased 260.0%, or $4.3 million, to $6.0 million from $1.7 million in fiscal 1995 and increased as a percentage of net sales to 23.6% from 8.6% in fiscal 1995. This increase was primarily as a result of higher sales volume, coupled with an increase in the Company's gross profit margin and the absence of nonrecurring relocation expenses which were incurred in fiscal 1995.

     Gains on Disposition and Minority Share of Losses of Dyad

         The Company had no related gains or losses in fiscal 1996. During fiscal 1995, the Company completed the sale of all of its interest in Dyad to Corporate Trinity. The sale of the Company's interest in Dyad resulted in a gain of $107,000. The Company had previously consolidated Dyad's operations. As a result of the divestiture of Dyad, the Company's and Dyad's financial statements are no longer consolidated, subsequent to June 30, 1994. Minority share of losses of Dyad in fiscal 1994 is based on the losses of Dyad included in operating income.

     Net Interest Income (Expense)

         Interest income in fiscal 1996 increased 167.7%, or $96,000, to $154,000 from $58,000 in fiscal 1995, primarily due to higher cash and cash equivalent balances in fiscal 1996. Interest expense in fiscal 1996 decreased 49.9%, or $75,000, to $76,000, from $151,000 in fiscal 1995, primarily due to the repayment of a substantial portion of the Company's debt.

     Income Tax Benefit (Expense)

         Income tax benefit (expense) during fiscal 1996 increased $1.9 million to a benefit of $1.8 million from an expense of $0.1 million in fiscal 1995. During the fourth quarter of fiscal 1996, the Company reevaluated the estimated amount of valuation allowance required to reduce deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to an amount the Company believed appropriate. Accordingly, a credit to income tax benefit of $1.9 million was reflected in the consolidated income statement. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future competitive and market conditions. No such income tax benefit was recorded in fiscal 1995.

     Net Income

         Net income during fiscal 1996 increased approximately 388.5%, or $6.3 million, to $7.9 million from $1.6 million in fiscal 1995. The increase was primarily attributable to an increase in sales volume, an increase in gross margin as a percentage of net sales and the recording of the income tax benefit in fiscal 1996.

Years Ended June 30, 1995 and 1994

     Net Sales

         Net sales for fiscal 1995 increased 12.2%, or $2.0 million, to $19.1 million from $17.1 million for fiscal 1994. Net sales increased in fiscal 1995 primarily as a result of unit sales growth attributable to an increase in market share of existing prescription products. The Company's prescription products accounted for approximately 70.6% of net sales in fiscal 1995 and 70.7% in fiscal 1994. Net sales of prescription products grew 12.0%, or $1.4 million, to $13.5 million in fiscal 1995 from $12.1 million in fiscal 1994, primarily due to an increase in market penetration of DYNACIN products. Net sales of OTC products grew 12.6%, or $0.7 million, to $5.6 million in fiscal 1995 from $4.9 million in fiscal 1994, primarily due to the Company's increased distribution in the food and drug class of trade and an increased number of store openings by one of the Company's major customers.

     Gross Profit

         Gross profit during fiscal 1995 increased 18.2%, or $2.1 million, to $13.3 million from $11.2 million in fiscal 1994. As a percentage of net sales, margins grew to 69.4% in fiscal 1995 from 65.9% in fiscal 1994, primarily as a result of manufacturing and royalty cost reductions for DYNACIN products coupled with a mid-year price increase.

     Selling, General and Administrative Expenses

         Selling, general and administrative expenses in fiscal 1995 increased 17.6%, or $1.5 million, to $10.3 million from $8.8 million in fiscal 1994, primarily due to an increase in sales bonuses and other variable personnel costs of $0.6 million and $0.6 million of nonrecurring costs associated with the Company's relocation to Phoenix, Arizona. The Company's decision to relocate was made in anticipation of lower operational expenses relating especially to office lease space, personnel costs and other operating expenses. The Company also received incentives from the State of Arizona in the form of low-interest financing, employee training grants and travel vouchers. In addition, selling, general and administrative expenses increased in fiscal 1995, primarily due to the increased sampling of DYNACIN products.

     Research and Development Expenses

         Research and development expenses decreased 51.0%, or $0.8 million, to $0.8 million in fiscal 1995 from $1.6 million in fiscal 1994, primarily due to the exclusion of research and development expenses incurred by Dyad included in research and development expenses in fiscal 1994. The Company divested its entire interest in Dyad during the first quarter of fiscal 1995.

     Depreciation and Amortization Expenses

         Depreciation and amortization expenses in fiscal 1995 decreased 20.1%, or $0.1 million, to $0.5 million from $0.6 million in fiscal 1994, primarily as a result of the exclusion of depreciation and amortization expenses incurred by Dyad coupled with a decrease in the weighted average balance of property and equipment attributable to the write-off of fully-depreciated assets in fiscal 1995 as compared to fiscal 1994. Depreciation and amortization expenses incurred by Dyad in fiscal 1995 are not included in the Company's fiscal 1995 operating results.

     Operating Income

         Operating income during fiscal 1995 increased 627.7%, or $1.5 million, to $1.7 million from $0.2 million in fiscal 1994, and increased as a percentage of sales to 8.6% from 1.3% in fiscal 1994. This increase was primarily a result of higher sales volume, an increase in the Company's gross profit margin and the exclusion of research and development expenditures associated with Dyad in fiscal 1995.

     Gains on Disposition and Minority Share of Losses of Dyad

         During fiscal 1995, the Company completed the sale of all of its interest in Dyad to Corporate Trinity, resulting in a gain of approximately $107,000. Minority share of losses of Dyad in fiscal 1994 is based on the losses of Dyad included in operating income.

     Net Interest Income (Expense)

         Interest income in fiscal 1995 increased 96.5%, or $28,000, to $58,000 from $30,000 in fiscal 1994 primarily due to higher cash and cash equivalent balances in 1995. Interest expense in fiscal 1995 decreased 45.8%, or $128,000, to $151,000, from $279,000 in fiscal 1994, primarily due to the repayment of a substantial portion of the Company's debt.

     Income Taxes

         Income taxes for fiscal 1995 were less than the federal statutory rate due to the utilization of net operating loss carryforwards. The Company did not incur income tax expenses for fiscal 1994.

     Net Income

         Net income during fiscal 1995 increased 146.0%, or $1.0 million, to $1.6 million from $0.6 million in fiscal 1994, primarily due to an increase in sales volume, coupled with an increase in the Company's gross margins.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996 and June 30, 1995, the Company had cash and cash equivalents of approximately $8.0 million and $1.0 million, respectively. The Company's working capital was $12.4 million and $0.6 million at June 30, 1996 and June 30, 1995, respectively.

         In fiscal 1996, the Company financed its operations through $4.9 million cash provided by operations and $3.1 million generated from the exercise of stock options and warrants. In fiscal 1995, the Company financed operations through cash from operations. During fiscal 1996, the Company retired two notes with payments aggregating $750,000. During fiscal 1995, the Company made payments aggregating $2.0 million to reduce outstanding debt and to partially retire a note incurred in connection with a license agreement. During fiscal 1994, the Company completed a sale of shares of its Common Stock outside of the United States, resulting in net proceeds of approximately $1.6 million.

         In May 1996, the Company obtained a $5.0 million Credit Facility from Norwest that expires in May 1997. This Credit Facility replaced a $2.0 million credit facility obtained from Norwest Business Credit, Inc., an affiliate of Norwest, in August 1995. The Credit Facility is secured by substantially all of the assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition and results of operations. If the Company is unable or fails to comply with the covenants and restrictions, the lender would have the right not to make loans under the Credit Facility and to require early repayment of any outstanding loans. The Credit Facility, as amended, is no longer subject to a 0.5% per annum fee on the unused portion of the Credit Facility. Although the Company has yet to draw down on the Credit Facility, the lack of availability of loans or the requirement to make early repayment of loans or the inability of the Company to renew the Credit Facility could have a material adverse effect on the Company, depending on its liquidity and working capital at such time.

         At June 30, 1996 and June 30, 1995, the Company had inventories of $2.1 million and $0.8 million, respectively. The increase in inventory related to increased sales levels and the introduction of the TRIAZ product line in October 1995. Inventories also include finished goods held at manufacturers. The Company's inventory balances are subject to the manufacturers' scheduling of production in order to meet future demand as conveyed to the manufacturer by the Company. Inventories at manufacturers recorded on the consolidated balance sheets of the Company have no effect on working capital.

         During the fourth quarter of 1996, the Company reevaluated the estimated amount of valuation allowance required to reduce deferred tax assets available in accordance with SFAS No. 109 to an amount the Company believed appropriate. Accordingly, a deferred tax asset of $3.0 million was reflected in the consolidated balance sheet with a corresponding credit to equity of $1.1 million for 1996 tax deductions related to stock option and warrant exercises and a credit to deferred tax benefit of $1.9 million in the consolidated income statement. The Company has deferred tax assets available at June 30, 1996 of $11.6 million, which are comprised principally of the tax effect of the Company's $26.0 million net operating loss carryforward. Deferred tax assets available at June 30, 1996 were reduced by an $8.6 million valuation allowance. The amount of net deferred tax assets available that are estimated to be recoverable was based upon the Company's assessment of the likelihood of near-term operating income coupled with the uncertainties with respect to the impact of future competitive and market conditions. The amount of deferred tax asset available that ultimately will be realized will depend upon future events which are uncertain.

         In accordance with various manufacturing agreements, the Company is required to provide manufacturers with pro forma estimated production requirements by stock keeping units (skus) and in accordance with minimum production runs. From time to time, the Company may not take possession of all merchandise which has been produced by the manufacturer. The Company records its obligation to the manufacturer at the time production is completed.

         During a portion of fiscal 1995 and prior years, the Company's cash flow from operations was insufficient to cover its operating expenses, and the Company relied on external financings to meet its needs for operating cash flow. As a result of increased sales beginning in the latter half of 1995 associated with the introduction of DYNACIN, the Company experienced an increase in accounts receivable. The Company expects that its current cash and cash equivalents, together with additional cash from operations and cash available from its Credit Facility and the proceeds of this offering, will be sufficient to meet its current liquidity requirements at least through the fiscal year ending June 30, 1998. However, depending upon the Company's acquisition and licensing activity, and results of operations there can be no assurance that such resources will be sufficient. If they are not, the Company would need to obtain additional financing. There is no assurance that such financing would be on terms advantageous to the Company.

         Adequate additional funds, whether from the financial markets or from other sources, may not be available on a timely basis, on terms acceptable to the Company, or at all. Insufficient funds may cause the Company to delay, scale back, or abandon some or all of its product acquisition, licensing, marketing or research and development programs or opportunities.

OTHER MATTERS

         Inflation did not have a significant impact upon the results of the Company during the fiscal 1996, 1995 or 1994.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS - SAFE HARBOR STATEMENT

         This report contains forward-looking statements that involve risks and uncertainties. the actual results of Medicis could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed elsewhere in this report, as well as the following:

DEPENDENCE ON SALES OF DYNACIN PRODUCTS

         The Company derives a majority of its revenue from sales of DYNACIN products. The Company believes that sales of DYNACIN products will continue to constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sale of DYNACIN products would have a material adverse effect on the Company's business, financial condition and results of operations. DYNACIN products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of DYNACIN products could also be affected adversely by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by DYNACIN products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescription writing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims or other factors. See
Item 1, "Business -- Products in Development," "-- Manufacturing," "-- Certain License and Royalty Agreements," "-- Competition" and "-- Government Regulation."

UNCERTAINTY OF FUTURE FINANCIAL RESULTS; FLUCTUATIONS IN OPERATING RESULTS

         The Company's results of operations may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals, changes in prescription writing practices of dermatologists, the level of research and development, the introduction of new products by the Company or its competitors, cost increases from third-party manufacturers, supply interruptions, the availability and cost of raw materials, the mix of products sold by the Company, changes in marketing and sales expenditures, market acceptance of the Company's products, competitive pricing pressures, and general economic and industry conditions that affect customer demand. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company's revenues have been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's expenses are relatively fixed in the short term. Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company maintain or increase revenues profitability or avoid losses in any future period.

INTENSE COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE

         The manufacture and sale of pharmaceuticals is highly competitive. Most of the Company's competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's product lines. The pharmaceutical industry is characterized by intense competition and rapid product development and technological change. The Company's pharmaceuticals could be rendered obsolete or made uneconomical by the development of new pharmaceuticals to treat the conditions addressed by the Company's products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by any one or more of such developments.

         DYNACIN competes with Minocin, a branded minocycline product marketed by AHP, and generic minocycline products marketed by Schein, BioCraft and Warner-Chilcott. Other oral antibiotics utilized for the treatment of acne include erythromycin, doxycycline and tetracycline marketed in branded and generic form by a variety of companies. The Company believes that TRIAZ competes with Cleocin-T and a generic topical clindamycin, manufactured by Pharmacia & Upjohn; Benzac, manufactured by Galderma, Inc.; and Benzamycin, manufactured by Rhone-Poulenc Rorer. ESOTERICA primarily competes with Porcelana, marketed by Dep Corp. and AMBI, marketed by Kiwi.

         Several of the Company's products compete with generic (non-branded) pharmaceuticals which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products by paying or reimbursing a user or supplier of a branded prescription product a lower portion of the purchase price than would be paid or reimbursed for a generic product, making branded products less attractive, from a cost perspective, to buyers. The aggressive pricing activities of the Company's generic competitors and the payment and reimbursement policies of third-party payors could have a material adverse effect on the Company's business, financial condition or results of operations. See Item 1, "Business -- Competition."

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS AND ACQUISITION STRATEGY

         The Company's strategy for growth is substantially dependent upon its continued ability to acquire pharmaceuticals targeted at the dermatology market. The Company engages in limited proprietary research and development of new products and must rely upon the willingness of other companies to sell or license product lines. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company to acquire such products. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, or at all. The failure of the Company to acquire additional products or successful products could have a material adverse effect on the Company's business prospects. Further, the market conditions, distribution channels and levels and bases of competition with respect to internally developed or acquired products may be different than those of the Company's current products, and there can be no assurance that the Company will be able to compete favorably and attain market acceptance in any newly acquired product category or successfully integrate any acquired products or business. Failure of the Company to successfully introduce and market new products whether internally developed or acquired from third parties, could have a material adverse effect on the Company's business prospects.

MANAGING CHANGING BUSINESS

         The Company's business strategy includes potential acquisitions of products and businesses and introductions of new products. The Company anticipates that the integration of new businesses or potential products, if any, would require significant management time and attention. The Company's ability to manage change will require it to continue to implement and improve its operational, financial and management information systems and to motivate and effectively manage an increasing number of employees. Failure to manage such change effectively would materially adversely affect the Company's business, financial condition and results of operations. See Item 7 and Item 1, "-- Business Strategy" and "-- Products in Development."

RISK OF PRODUCT RECALL; PRODUCT RETURNS

         Product recalls may be issued at the discretion of the Company, the FDA, or other government agencies having regulatory authority for product sales and may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that product recalls will not occur in the future. Any product recall could materially adversely affect the Company's business, financial condition or results of operations. The Company's policy is to accept for return only damages or out of date products. There can be no assurance that the Company will not grant such exceptions in the future. The Company maintains financial reserves for the anticipated amount of product returns based upon historical experience. There can be no assurance that future recalls or returns would not have a material adverse affect upon the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent on certain management personnel for the operation and development of its business. The Company has entered into an Employment Agreement providing for full-time services with Mr. Jonah Shacknai, the founder, Chairman and Chief Executive Officer of the Company. The current term of the agreement of which expires on June 30, 2001, subject to automatic renewal for periods of five years unless either party gives timely notice of an intention not to renew the agreement. Mr. Shacknai may also terminate the agreement prior to the end of the term. Presently, the Company carries key man insurance on Mr. Shacknai's life in the amount of $1.0 million with the Company as named beneficiary. Subject to the control and oversight of the Company's Board of Directors, Mr. Shacknai exercises control over substantially all policy making functions of the Company. In addition, the Company is dependent upon its scientific consultants, particularly with respect to the commercial development of discoveries and technologies as to which they have special expertise. Certain of such consultants are employed on a full-time basis by employers other than the Company, and some have consulting or other advisory arrangements with other entities which may conflict or compete with their obligations to the Company. The loss of any key person, or a reduction in the amount of time Mr. Shacknai devotes to the Company, could have an adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON LICENSES FROM OTHERS

         The Company has acquired rights to manufacture, use or market certain of its products, as well as many of its other proposed products and technologies, pursuant to license agreements with third parties. Such agreements contain provisions requiring the Company to use its best efforts or otherwise exercise diligence in pursuing market development for the subject products in order to maintain the rights granted under the agreements and may be canceled upon the Company's failure to perform its payment obligations. There can be no assurance that the Company will fulfill its obligations under one or more of such agreements due to insufficient resources, lack of successful product development, lack of product acceptance or other reasons. The failure to satisfy the requirements of any such agreements may result in the loss of the Company's rights under that agreement or under related agreements and have a material adverse effect on the Company. In addition, the Company's licensing agreements with Seuss and Euromerican for the exclusive rights to market the THERAPLEX line of products will terminate in October 1999 with the expiration of the related patent. See Item 1, "Business -- Manufacturing," "-- Certain License and Royalty Agreements,""-- Trademarks" and "-- Patents and Proprietary Rights."

RISK OF DEBT COVENANT DEFAULT

         The Company has a $5.0 million Credit Facility from Norwest that expires in May 1997. The Credit Facility is secured by substantially all of the assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition or results of operations. If the Company is unable or fails to comply with the covenants and restrictions, the lender would have the right not to make loans under the Credit Facility and to require early repayment of any outstanding loans. The lack of availability of loans or the requirement to make early repayment of loans or the inability of the Company to renew the Credit Facility could have a material adverse effect on the Company's business, financial condition or results of operations. See Item 1, "Business --
Liquidity and Capital Resources."

UNCERTAINTY OF ACCESS TO CAPITAL

         During a portion of fiscal 1995 and prior years, the Company's cash flow from operations was insufficient to cover its operating expenses, and the Company relied on external financings to meet its needs for operating cash flow. As a result of increased sales beginning in the latter half of 1995 associated with the introduction of DYNACIN, the Company experienced an increase in accounts receivable. The Company expects that its current cash and cash equivalents, together with additional cash from operations and cash available from its Credit Facility and the proceeds of this offering, will be sufficient to meet its current liquidity requirements at least through the fiscal year ending June 30, 1998. However, depending upon the Company's acquisition and licensing activity and results of operations, there can be no assurance that such resources will be sufficient. If they are not, the Company would need to obtain additional financing. There is no assurance that such financing would be on terms advantageous to the Company. Adequate additional funds, whether from the financial markets or from other sources, may not be available on a timely basis, on terms acceptable to the Company, or at all. Insufficient funds may cause the Company to delay, scale back, or abandon some or all of its product acquisition, licensing, marketing or research and development programs or opportunities.

VOLATILITY OF COMMON STOCK PRICE

         The market price for the stocks of many publicly traded pharmaceutical companies and marketers of dermatological products, including the Company, is highly volatile. A variety of events, both concerning and unrelated to the Company and the markets in which it participates, may have a significant negative impact on the market price of the Common Stock. These factors include regulatory developments in the health care field generally, the performance of and product announcements by other pharmaceutical companies, manufacturing or supply disruptions, product recalls, the loss of key personnel, and other matters affecting the Company's products, acquisitions and financial performance. Although the Common Stock trades on the Nasdaq National Market, trading volume, size of institutional holdings and the number of marketmakers has fluctuated and at times has been quite low. Both the price and volume of trading has been sensitive to the number of analysts reporting on the Company and such analysts' comments concerning the Company and the industry in which it participates. The realization of any of the risks described in these "Certain Factors Affecting Forward Looking Statements" could have a material and adverse effect on the price of the Company's Common Stock.

CONTROL BY DIRECTORS AND OFFICERS

         As of August 3, 1996, the Company's directors and officers beneficially own 876,623 shares of Class A Common Stock, which have one vote per share, and 112,301 shares of Class B Common Stock, and 56,150 shares of Series B Preferred Stock, each of which have 10 votes per share, representing approximately 16.9% of the Company's outstanding capital stock and 32.5% of the total voting power. Accordingly, such individuals, if they vote together, are able to exercise substantial power in the election of directors and thereby influence the policies of the Company.

    Market Risk of Shares Eligible For Future Sales

         Subject to certain specified exceptions relating to charitable gifts, estate planning transfers and sales relating to the exercise of expiring options, directors, executive officers and senior staff officers of the Company, holding in the aggregate, as of August 5, 1996, 922,154 shares of Common Stock representing 17.5% of the shares to be outstanding upon completion of the offering, have agreed with the Underwriters not to sell or dispose of any shares of Common Stock for a period of 90 days following commencement of this offering without the written consent of Robertson, Stephens & Company LLC. Sales by such officers and directors are generally subject to the provisions of Rule 144 under the Securities Act.

         The sale of a significant number of restricted securities, the exercise of a significant number of options, or the offer or sale of a significant number of shares of Common Stock acquired upon exercise of options at any one time could materially adversely affect the market price of the Company's Common Stock.

    Anti-Takeover Effect of Charter Provisions, Rights Plan, Delaware Law

         The Company's Certificate of Incorporation and Bylaws authorized the Board of Directors to designate and issue, without stockholder approval, Preferred Stock with voting, conversion and other rights and preferences that could differentially and adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. Moreover, the Company has granted a dividend of one Preference Stock Purchase Right ("Rights") on each outstanding share of Class A Common Stock, Class B Common Stock and Series B Preferred Stock. Under certain circumstances, after a person has acquired beneficial ownership of a certain percentage of the Common Stock, each Right will entitle the holder to purchase, at the Right's then-current exercise price, stock of the Company or its successor at a discount. In addition, certain provisions of Delaware law applicable to the Company and certain provisions of the Company's Certificate of Incorporation and Bylaws could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware Business Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. All of the Company's stock option plans provide for the acceleration of vesting in the event of a change in control in the Company and Mr. Shacknai's Employment Agreement provides for certain payments upon a change in control, as well as an acceleration of vesting of options previously granted to him. The possible issuance of Preferred Stock, the rights granted to stockholders under the Rights Plan, Delaware law, provisions of the Certificate of Incorporation and Bylaws and the Company's stock option plans and Mr. Shacknai's Employment Agreement could each have the effect of delaying, deferring or preventing a change in control of the Company including, without limitation, discouraging a proxy contest, making more difficult the acquisition of a substantial block of the Company's Common Stock or limiting the price that investors might in the future be willing to pay for shares of the Common Stock. Under certain circumstances, Mr. Shacknai's Employment Agreement requires the Company to make payments that would constitute excess parachute payments under the Internal Revenue Code of 1986, as amended. In the event that the Company was required to make payments constituting excess parachute payments, payments to Mr. Shacknai would not be deductible by the Company, and Mr. Shacknai would be required to pay an excise tax.

LACK OF CASH DIVIDENDS

         The Company has never paid any cash dividends on its capital stock and does not anticipate that any cash dividends will be declared or paid in the foreseeable future.


ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and schedule at December 31, 1996 and 1995 and for each of the three years in the period ending June 30, 1996 and the Independent Auditors' Report thereon and contained on pages F-1 through F-16 and S-1 of this Form 10-K.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCING DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



ITEM 11:          EXECUTIVE COMPENSATION



ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Items 10, 11, 12 and 13 are incorporated by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14:        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 Page
                                                                                                 ----
     (a)  Documents filed as a part of this Report.

          (1)      Financial Statements:

                   Index to Consolidated Financial Statements..............................       F-1

                   Report of Ernst & Young LLP, Independent Auditor.........................      F-2

                   Consolidated balance sheets at June 30, 1996 and 1995...................       F-3

                   Consolidated statements of income for the years ended
                   June 30, 1996, 1995 and 1994............................................       F-5

                   Consolidated statement of stockholders' equity for the years
                   ended June 30, 1996, 1995 and 1994......................................       F-6

                   Consolidated statements of cash flows for the years ended June 30, 1996,
                   1995 and 1994...........................................................       F-7

                   Notes to consolidated financial statements..............................       F-8

          (2)      Financial Statement Schedules:

                   Schedule II - Valuation and Qualifying Account..........................       S-1

                   The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)      Exhibits filed as part of this Report:

          Exhibit No.       Description
          -----------       -----------
              3.1       -   Certificate of Incorporation of the Company, as amended.(11)
              3.3       -   By-Laws of the Company.(1)
              4.1       -   Rights Agreement, dated as of August 17, 1995, between the Company and American
                            Stock Transfer & Trust Company, as Rights Agent.(11)
              4.3       -   Form of specimen certificate representing Class A Common Stock.(2)



              10.1       -   License Agreement among Euromerican Trade Resources, Inc., Dr. H.R. Suess and
                             H.R. Suess A.G. dated as of September 24, 1987.(3)
              10.2       -   Modification to License Agreement among the Company, Euromerican Trade
                             Resources, Inc., Dr. H.R. Suess and H.R. Suess A.G. dated as of April 6, 1989.(3)
              10.3       -   Letter Agreement between the Company and Euromerican Trade Resources, Inc. dated as of April 6, 1989, relating to Modification to License Agreement among the
                             Company, Euromerican Trade Resources, Inc., Dr. H.R. Suess and H.R. Suess A.G.
                             dated as of April 6, 1989.(3)
              10.8       -   Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by references to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Stockholders previously filed with the SEC, File No. 0-18443).
              10.9       -   Employment Agreement between the Company and Jonah Shacknai dated as of
                             July 24, 1996.(15)
             10.10       -   Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended.(4)
             10.12       -   License Agreement between the Company and Dr. H.R. Suess dated March 1, 1990.(3)
             10.13       -   License Agreement between Syosset Laboratories, Inc. and Medicis Dermatologics,
                             Inc. dated as of July 25, 1990 and the Guaranty of the Company.(5)
             10.14       -   Non-Exclusive License Agreement between Syosset Laboratories, Inc. and Medicis
                             Dermatologics, Inc. dated as of July 25, 1990 and the Guaranty of the Company.(5)
             10.15       -   Manufacturing Agreement between Syosset Laboratories, Inc. and Medicis
                             Dermatologics, Inc. dated as of July 25, 1990 and the Guaranty of the Company.(5)
             10.16       -   Sales Agency Agreement between Syosset Laboratories, Inc. and Medicis
                             Dermatologics, Inc. dated as of July 25, 1990 and the Guaranty of the Company.(5)
             10.18       -   Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended.(4)

             10.46       -   Option to Purchase 2,678 Shares of Class A Common Stock of the Company, dated
                             December 3, 1991.(6)
             10.49       -   Option to Purchase Class A Common Stock granted to Stephen B. Booke.(4)
             10.50       -   Option to Purchase Class A Common Stock granted to Gerald Amato.(4)
             10.58       -   Medicis Pharmaceutical Corporation 1992 Stock Option Plan.(8)
             10.59       -   Supply Agreement, dated as of October 21, 1992, between Schein and the
                             Company.(7)
             10.69       -   Purchase Agreement, dated May 21, 1993, between the Company and Bindley
                             Western Drug Company.(9)
             10.70       -   Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between
                             Schein and the Company.(10)
             10.71       -   Manufacturing and Supply Agreement, dated as of March 15, 1995, between
                             SmithKline Beecham Consumer Healthcare, L.P. and the Company.(11)
             10.72(a)    -   Credit and Security Agreement, dated as of August 3, 1995, between the Company and
                             Norwest Business Credit, Inc.(12)
             10.72(b)    -   First Amendment to Credit and Security Agreement, dated as of May 29, 1996, between the Company and Norwest Bank Arizona, N.A.(15)
             10.73(a)   -    Patent Collateral Assignment and Security Agreement, dated as of August 3, 1995, by the Company to Norwest Business Credit, Inc.(13)
             10.73(b)   -    First Amendment to Patent Collateral Assignment and Security Agreement, dated as of May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(15)
             10.74(a)   -    Trademark Collateral Assignment and Security Agreement, dated as of August 3,
                             1995, by the Company to Norwest Business Credit, Inc.(14)
             10.74(b)   -    First Amendment to Trademark Collateral Assignment and Security Agreement, dated as of May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(15)
             10.75      -    Assignment and Assumption of Loan Documents, dated as of May 29, 1996, from
                             Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A.(15)
             10.76      -    Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank
                             Arizona, N.A.(15)
             21.1       -    Subsidiaries.(15)
             23.1       -    Consent of Ernst & Young LLP(15).
             24.1       -    Power of Attorney (See page 34).
             27.1       -    Financial Data Schedule(15).

- ------------

         (1) Incorporated by reference to the exhibit with the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, File No. 0-18443, previously filed with the Securities and Exchange Commission (the "SEC").

         (2) Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990.

         (3) Incorporated by reference to the exhibit with the same number in Amendment No. 1 to the Registration Statement on Form S-1 of the Company, File No. 33-32918, filed with the SEC on March 6, 1990.

         (4) Incorporated by reference to the exhibit with the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443 previously filed with the SEC.

         (5) Incorporated by reference to the exhibit with the same number in Amendment No. 2 to the Registration Statement on Form S-1 of the Company, File No. 33-34041, filed with the SEC on August 2, 1990.

         (6) Incorporated by reference to the exhibit with the same number in Amendment No. 1 to the Registration Statement on Form S-1 of the Company, File No. 33-46913, filed with the SEC on April 29, 1992.

         (7) Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993.

         (8) Incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for its 1992 Annual Meeting of Stockholders, previously filed with the SEC, File No. 0-18443.

         (9) Incorporated by reference to the exhibit with the same number in Amendment No. 1 to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on May 25, 1993.

         (10) Incorporated by reference to the exhibit with the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993.

         (11) Incorporated by reference to the exhibit with the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, filed with the SEC on September 27, 1995 ("1995 Form 10-K").

         (12) Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K.

         (13) Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K.

         (14) Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K.

         (15)     Filed herewith.

(b) A Report on Form 8-K was filed with the Securities and Exchange Commission on August 12, 1996 relating to the 3-for-2 stock split in the form of a 50% stock dividend paid on August 2, 1996 to holders of record on July 22, 1996.

(c)      The exhibits to this Form 10-K follow the Company's Financial Statement
         Schedule included in this Form 10-K.

(d) The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

                       MEDICIS PHARMACEUTICAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
Report of Ernst & Young LLP, Independent Auditors.....................................    F-2
Consolidated Balance Sheets...........................................................    F-3
Consolidated Statements of Income.....................................................    F-5
Consolidated Statement of Stockholders' Equity........................................    F-6
Consolidated Statements of Cash Flows.................................................    F-7
Notes to Consolidated Financial Statements............................................    F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Medicis Pharmaceutical Corporation

     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Phoenix, Arizona
August 2, 1996

                       MEDICIS PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             JUNE 30,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
ASSETS
  Current assets:
     Cash and cash equivalents....................................  $ 7,956,050     $   953,438
     Accounts receivable, less allowance:
       1996: $680,000; 1995: $520,000.............................    5,210,704       4,214,424
     Inventories..................................................    2,080,014         798,956
     Deferred tax assets..........................................    3,000,000              --
     Other current assets.........................................      738,911         251,086
                                                                    -----------     -----------
          Total current assets....................................   18,985,679       6,217,904
Property and equipment, at cost:
  Furniture and equipment.........................................      336,544         201,009
  Leasehold improvements..........................................      170,000         170,000
                                                                    -----------     -----------
                                                                        506,544         371,009
     Less accumulated depreciation................................      100,897          54,907
                                                                    -----------     -----------
          Net property and equipment..............................      405,647         316,102
Intangible assets, at cost:
  Patents, trademarks and licenses................................      203,326         131,554
  Intangible assets related to ESOTERICA product acquisition......    9,168,853       9,168,853
                                                                    -----------     -----------
                                                                      9,372,179       9,300,407
     Less accumulated amortization................................    2,450,705       1,984,269
                                                                    -----------     -----------
          Net intangible assets...................................    6,921,474       7,316,138
                                                                    -----------     -----------
                                                                    $26,312,800     $13,850,144
                                                                    ===========     ===========

                            See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            JUNE 30,
                                                                  -----------------------------
                                                                      1996             1995
                                                                  ------------     ------------
LIABILITIES
  Current liabilities:
     Accounts payable...........................................  $  3,371,184     $  3,227,173
     Accrued officer's salaries.................................       204,750          204,750
     Accrued royalties..........................................       552,952          468,182
     Notes payable..............................................        10,000          140,000
     Accrued incentives.........................................     1,184,111          631,231
     Other accrued liabilities..................................     1,262,134          927,243
                                                                      --------         --------
          Total current liabilities.............................     6,585,131        5,598,579
ESOTERICA products acquisition payables, net of discount of:
  1995: $13,100.................................................            --          586,900
Note payable....................................................       116,580          107,437
Other non-current liabilities...................................       151,437          170,234
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 4,937,340 shares authorized;
  no shares issued..............................................            --               --
Series B Automatically Convertible Preferred Stock, $0.01 par
  value, shares authorized, issued and outstanding: 62,660 at
  June 30, 1996 and 1995........................................           627              627
Class A Common Stock, $0.014 par value, shares authorized:
  10,000,000; issued and outstanding: 1996: 6,816,318 1995:
  6,498,843.....................................................        95,429           90,984
Class B Common Stock, $0.014 par value, shares authorized,
  issued and outstanding: 1996 and 1995: 125,322................         1,754            1,754
Additional paid-in capital......................................    44,251,722       40,063,251
Accumulated deficit.............................................   (24,889,880)     (32,769,622)
                                                                      --------         --------
          Total stockholders' equity............................    19,459,652        7,386,994
                                                                      --------         --------
                                                                  $ 26,312,800     $ 13,850,144
                                                                      ========         ========

                            See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED JUNE 30,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Net sales...........................................  $25,309,743     $19,131,665     $17,058,504
Operating costs and expenses:
  Cost of sales.....................................    6,955,685       5,849,886       5,819,275
  Selling, general and administrative (includes
     relocation charges of $609,762 for the year
     ended June 30, 1995)...........................   10,867,979      10,330,162       8,786,192
  Research and development..........................      951,888         769,577       1,571,769
  Depreciation and amortization.....................      558,802         522,221         653,192
                                                      -----------     -----------     -----------
     Operating costs and expenses...................   19,334,354      17,471,846      16,830,428
                                                      -----------     -----------     -----------
Operating income....................................    5,975,389       1,659,819         228,076
Minority share of losses of Dyad....................           --              --         677,000
Gain on disposition of Dyad.........................           --         106,640              --
Interest income.....................................      154,023          57,543          29,287
Interest expense....................................      (75,670)       (150,895)       (278,652)
                                                      -----------     -----------     -----------
Income before taxes.................................    6,053,742       1,673,107         655,711
Income tax benefit (expense)........................    1,826,000         (60,000)             --
                                                      -----------     -----------     -----------
Net income..........................................  $ 7,879,742     $ 1,613,107     $   655,711
                                                      ===========     ===========     ===========
Net income per common and common equivalent share...  $      1.09     $      0.24     $      0.10
                                                      ===========     ===========     ===========
Shares used in computing net income per common and
  common equivalent share...........................    7,242,162       6,593,164       6,303,453
                                                      ===========     ===========     ===========

                            See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 SERIES B
                               AUTOMATICALLY
                                CONVERTIBLE           CLASS A             CLASS B
                              PREFERRED STOCK      COMMON STOCK         COMMON STOCK     ADDITIONAL
                              ---------------   -------------------   ----------------     PAID-IN     ACCUMULATED
                              SHARES   AMOUNT    SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL       DEFICIT         TOTAL
                              ------   ------   ---------   -------   -------   ------   -----------   ------------   -----------
Balance at June 30, 1993....  62,660    $627    5,591,227   $78,277   125,322   $1,754   $37,894,565   $(35,038,440)  $ 2,936,783
  Shares issued in
    connection with
    Regulation S offering...                      671,902    9,407                         1,637,542                    1,646,949
  Options issued in lieu of
    payment for services
    rendered................                                                                  24,000                       24,000
  Net income................                                                                               655,711        655,711
                              ------    ----    ---------   -------   -------   ------   -----------   ------------   -----------
Balance at June 30, 1994....  62,660     627    6,263,129   87,684    125,322   1,754     39,556,107   (34,382,729 )    5,263,443
  Shares issued in
    connection with private
    offering................                      235,714    3,300                           507,144                      510,444
  Net income................                                                                             1,613,107      1,613,107
                              ------    ----    ---------   -------   -------   ------   -----------   ------------   -----------
Balance at June 30, 1995....  62,660     627    6,498,843   90,984    125,322   1,754     40,063,251   (32,769,622 )    7,386,994
  Exercise of stock options
    and warrants, net.......                      317,475    4,445                         3,101,471                    3,105,916
  Tax effect of stock
    options exercised.......                                                               1,067,000                    1,067,000
  Options issued in lieu of
    payment for services
    rendered................                                                                  20,000                       20,000
  Net income................                                                                             7,879,742      7,879,742
                              ------    ----    ---------   -------   -------   ------   -----------   ------------   -----------
Balance at June 30, 1996....  62,660    $627    6,816,318   $95,429   125,322   $1,754   $44,251,722   $(24,889,880)  $19,459,652
                              ======    ====    =========   =======   =======   ======   ===========   ============   ===========

                            See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
OPERATING ACTIVITIES:
  Net income........................................  $ 7,879,742     $ 1,613,107     $   655,711
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..................      558,802         522,221         653,192
     Non-cash interest..............................       13,100          49,602          45,410
     Other non-cash expenses........................       20,000              --          24,000
     Deferred income tax benefit....................   (1,933,000)             --              --
     Allowance for doubtful accounts and returns....      160,000         120,000         160,000
     Minority share of losses of Dyad...............           --              --        (677,000)
     Changes in operating assets and liabilities:
       Accounts receivable..........................   (1,156,280)     (1,154,922)     (2,380,654)
       Inventories..................................   (1,281,058)       (370,929)      1,457,239
       Other current assets.........................     (487,825)        (48,013)        (29,231)
       Accounts payable.............................      144,011       1,282,949      (1,284,786)
       Accrued officer's salaries...................           --              --          (3,334)
       Accrued royalties............................       84,770          70,601         257,639
       Interest payable.............................           --        (250,016)        (60,743)
       Accrued incentives...........................      552,880         222,711        (107,774)
       Other accrued liabilities....................      334,891        (307,792)       (319,787)
                                                      -----------     -----------     -----------
          Net cash provided by (used in) operating
            activities..............................    4,890,033       1,749,519      (1,610,118)
INVESTING ACTIVITIES:
  Purchase of property and equipment................     (181,911)       (140,754)        (12,029)
  Payments of license agreement and ESOTERICA
     products acquisition...........................           --              --          (8,838)
  Other, net........................................      (71,772)         (7,885)        (31,317)
                                                      -----------     -----------     -----------
          Net cash used in investing activities.....     (253,683)       (148,639)        (52,184)
FINANCING ACTIVITIES:
  Sales of common equity securities.................           --         510,444       1,646,949
  Proceeds from issuance of note payable............        9,143         107,437              --
  Principal payments of debt........................     (748,797)     (2,040,000)       (120,000)
  Proceeds from sale of equity in Dyad..............           --              --         677,000
  Proceeds from the exercise of options/warrants....    3,105,916              --              --
                                                      -----------     -----------     -----------
          Net cash provided by (used in) financing
            activities..............................    2,366,262      (1,422,119)      2,203,949
  Net increase in cash and cash equivalents.........    7,002,612         178,761         541,647
  Cash and cash equivalents at beginning of year....      953,438         774,677         233,030
                                                      -----------     -----------     -----------
  Cash and cash equivalents at end of year..........  $ 7,956,050     $   953,438     $   774,677
                                                      ===========     ===========     ===========
  Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest.....................................  $   243,570     $   351,309     $   301,044
       Taxes........................................      132,233          79,631          79,237

                            See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

NOTE 1.  FORMATION AND DEVELOPMENT OF THE COMPANY

     Medicis Pharmaceutical Corporation and its wholly owned subsidiaries ("Medicis" or the "Company") is an independent pharmaceutical company in the United States offering prescription and non-prescription (over-the-counter) products exclusively to treat dermatological conditions. The Company has acquired rights to manufacture and sell certain of its dermatological products pursuant to several license and asset purchase agreements. The Company sells these products for use in various segments of the dermatological market, including the acne segment, the therapeutic emollient and moisturizer segment and the fade cream segment.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Medicis and all wholly owned subsidiaries, and through June 30, 1994, the accounts of Dyad Pharmaceutical Corporation ("Dyad") (see Note 4). The Company has since sold its interest in Dyad and, accordingly, the accounts of Dyad have not been consolidated subsequent to June 30, 1994. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

RESEARCH AND DEVELOPMENT COSTS

     All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred.

INTANGIBLE ASSETS

     Legal fees and other direct costs incurred in obtaining and protecting patents and trademarks are capitalized as incurred. When patent applications are approved or trademarks are registered, these costs are amortized over the shorter of the useful life of the patent or trademark, or the related product on the straight-line basis. The costs are expensed if and when it is concluded that nonapproval is probable or, in the Company's opinion, the patent or trademark should be abandoned. Intangible assets resulting from the ESOTERICA line of skin care products (the "ESOTERICA products") acquisition principally consist of the excess of the acquisition cost over the fair value of the net assets acquired and are being amortized on a straight-line basis over twenty years. The Company assesses the recoverability of intangible assets resulting from the ESOTERICA products acquisition based on the gross profit of the related products over the remaining amortization period.

CASH AND CASH EQUIVALENTS

     At June 30, 1996, cash equivalents include highly liquid investments of approximately $7,500,000 invested largely in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

INVENTORIES

     The Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final

                       MEDICIS PHARMACEUTICAL CORPORATION
distribution and sale. Inventories consist of salable dermatological products held at the Company's warehouses as well as at the manufacturers' facilities and are valued at the lower of cost or market as more determined by their net realizable value using the first-in, first-out method.

     Inventories are as follows:

                                                                          JUNE 30,
                                                                   -----------------------
                                                                      1996          1995
                                                                   ----------     --------
    Raw materials................................................  $   72,633           --
    Work in progress.............................................      23,749     $ 37,971
    Finished goods...............................................   1,983,632      760,985
                                                                   ----------     --------
      Total inventories..........................................  $2,080,014     $798,956
                                                                   ==========     ========

DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.

REVENUE RECOGNITION

     The Company recognizes product revenue upon shipment to its customers. The Company records reserves for returns based on estimates at the time of sale.

ADVERTISING

     The Company expenses advertising as incurred. Advertising expenses for the fiscal years ended June 30, 1996 ("Fiscal 1996"), June 30, 1995 ("Fiscal 1995") and June 30, 1994 ("Fiscal 1994") were approximately $1,887,000, $1,525,000 and
$1,408,000, respectively.

STATEMENTS OF CASH FLOWS

     Non-cash investing and financing activities were as follows:

                                                                 YEAR ENDED JUNE 30,
                                                         -----------------------------------
                                                            1996          1995        1994
                                                         ----------     --------     -------
    Property and equipment acquired under capital lease
      obligations......................................          --     $170,234          --
    Options/warrants issued in lieu of payment for
      services rendered................................  $   20,000           --     $24,000
    Tax benefit of stock options exercised.............   1,067,000           --          --

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share have been computed by using the weighted average number of shares outstanding and common equivalent shares. Net income per share has been adjusted to reflect the 3-for-2 stock split described in Note 7.

INCOME TAXES

     Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes("SFAS No. 109").

                       MEDICIS PHARMACEUTICAL CORPORATION

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which the Company sells its products, changes in health care environment and the reliance on contract manufacturing services.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and long-term debt reported in the consolidated balance sheets approximate their fair value.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires the revaluation of long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of the year ending June 30, 1997 ("Fiscal 1997") as required and, based on current circumstances, does not believe the effect, if any, of adoption will be material.

     In Fiscal 1997, the Company is also required to adopt Statement No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"). As permitted by SFAS No. 123, the Company will continue to account for stock based compensation with its employees, directors, and consultants pursuant to Accounting Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company grants stock options for a fixed rate of shares with an exercise price equal to the fair value of the shares at the date of grant and accordingly recognizes no compensation expense for the stock option grants. SFAS No. 123 requires companies which do not choose to account for the effects of stock based compensation in the financial statements to disclose in the Company's Notes to the Consolidated Financial Statements the pro forma effects on earnings and earnings per share as if such accounting had occurred. The Company will adopt SFAS No. 123 in the first quarter of Fiscal 1997.

NOTE 3.  DEBT

     Upon the Company's relocation to Arizona, the Company entered into a note from the Commerce and Economic Development Commission in the amount of approximately $131,000 bearing interest at a rate of 6.5% due in installments through June 2, 2000. At June 30, 1996, $126,580 was outstanding on the note.

     On June 3, 1996, the Company obtained a revolving line of credit facility of up to $5 million from Norwest Bank Arizona, N.A ("Norwest"). The facility may be drawn upon by the Company at its discretion and is collateralized by substantially all of the assets of the Company. The outstanding balance of the credit facility bears interest at a floating rate of 1.25% above Norwest's prime rate per annum and expires in June 1997. The Agreement requires the Company to comply with certain covenants, including covenants relating to the Company's financial condition and results of operation. The Company has not drawn on this credit facility.

                       MEDICIS PHARMACEUTICAL CORPORATION

NOTE 4.  INVESTMENT

     The consolidated financial statements for Fiscal 1994 include the accounts and operations of Dyad, a then majority owned development stage enterprise. Accordingly, net losses from the operations of Dyad amounting to approximately $862,000 are included in net income in Fiscal 1994, partly offset by the minority share in the losses of Dyad of $677,000. The sale of the Company's interest in Dyad in Fiscal 1995 resulted in a gain of approximately $106,000. As a result of the disposition of the Dyad Shares, the Company's and Dyad's financial statements are not consolidated subsequent to June 30, 1994. The sale contained provisions for possible additional consideration to the Company; however, the amount to be received, if any, is uncertain.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

OCCUPANCY ARRANGEMENTS

     The Company presently occupies approximately 12,150 square feet of office space, at an average annual expense of $191,007 per annum, under a lease agreement which expires in May 2005. The lease contains certain rent escalation clauses and upon expiration can be renewed for a period of five years. Rent expense was approximately $207,000, $188,000 and $314,000 for Fiscal 1996, 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT AND CONSULTING CONTRACTS

     The Company has in the past and may in the future enter into agreements with various research organizations and individuals under which the Company acquires certain patent and marketing rights for therapeutics developed under such agreements in exchange for providing funding for collaborative research. It is also anticipated that, before any commercial marketing can be commenced, the Company will be required to secure certain regulatory approvals on the technological processes involved.

     The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. In addition, the Company has granted options to purchase shares of Class A Common Stock which are included in the stock option plan described in Note 8. These options vest annually over the commitment periods. At June 30, 1996, the Company had approximately $870,000 (solely attributable to the Chairman of the Central Research Committee of the Company) of commitments payable over the remaining five years under an agreement, which is cancelable by either party under certain conditions.

LICENSING, MARKETING AND MANUFACTURING AGREEMENTS

     The Company has entered into licensing and marketing agreements under which it has obtained rights to market certain existing and future pharmaceutical products. Generally, the terms of such agreements vary, but range from 10 to 20 years from the date of the first sale of the related product or until the expiration of the patent applicable to the product. The agreements provide for varying royalties with certain stated minimum annual amounts, which vary by agreement from $17,500 to, for one such agreement, $55,000. A commitment to pay a minimum annual royalty of $160,000 commences twelve months after the United States Food and Drug Administration grants approval to market the product governed by the agreement. Total minimum royalties required to be paid on products currently being sold approximate $72,500 per year.

                       MEDICIS PHARMACEUTICAL CORPORATION

OTHER

     The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves, or, in the opinion of management, after consultation with counsel, should not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 6.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                                         JUNE 30,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Deferred tax assets:
      Net operating loss carryforwards........................  $10,500,000     $13,000,000
      Reserves................................................      700,000         630,000
      Research and experimentation credits....................      450,000         450,000
      Alternative Minimum Tax credits.........................       70,000              --
                                                                -----------     -----------
                                                                 11,720,000      14,080,000
    Deferred tax liabilities:
      Tax over book amortization of intangible assets related
         to ESOTERICA products acquisition....................     (120,000)       (120,000)
                                                                -----------     -----------
    Net deferred tax assets available.........................   11,600,000      13,960,000
    Less valuation allowance..................................    8,600,000      13,960,000
                                                                -----------     -----------
    Deferred tax assets.......................................  $ 3,000,000     $        --
                                                                ===========     ===========

     At June 30, 1996, a valuation allowance of $8,600,000 has been recorded. The valuation allowance decreased by $5,360,000 and $540,000 during Fiscal 1996 and 1995, respectively. Of the decrease in Fiscal 1996, $1,280,000 related to the utilization of net operating loss carryforwards due to Fiscal 1996 taxable income, $1,067,000 as a direct credit to equity for Fiscal 1996 tax deductions related to stock option exercises, $1,080,000 for lower estimated deferred tax rates based on the Company's relocation, and an additional $1,933,000 with respect to changes in estimate with respect to the deferred tax assets that are more likely than not expected to be recovered through future income. In Fiscal 1995, the decrease was as a result of decreases in net deferred tax assets due to the utilization of net operating loss carryforwards.

     During the fourth quarter of Fiscal 1996, the Company reevaluated the estimated amount of valuation allowance required to reduce deferred tax assets in accordance with SFAS No. 109 to an amount management believes appropriate. Accordingly, a credit to deferred tax benefit of $1,933,000 was reflected in the consolidated income statement. The amount of net deferred tax assets, estimated to be recoverable, was based upon management's assessment of the likelihood of near-term operating income coupled with the uncertainties with respect to the impact of future competitive and market conditions. The amount of deferred tax assets available that will be ultimately realized will depend upon future events which are uncertain.

     At June 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26,000,000 and research and experimentation credits of approximately

                       MEDICIS PHARMACEUTICAL CORPORATION

$450,000, which begin expiring in varying amounts in the years 2005 through 2010 if not previously utilized. During Fiscal 1996, the Company incurred approximately $70,000 in Alternative Minimum Tax which is available as a future tax credit. The Alternative Minimum Tax credits do not expire for income tax purposes.

     Components of the provision for income taxes (benefit) are as follows:

                                                      YEAR ENDED JUNE 30,     YEAR ENDED JUNE 30,
                                                             1996                    1995
                                                      -------------------     -------------------
    Current
      Federal.......................................      $    70,000               $35,000
      State.........................................           37,000                25,000
                                                          -----------               -------
                                                              107,000                60,000
    Deferred
      Federal.......................................       (1,500,000)                   --
      State.........................................         (433,000)                   --
                                                          -----------               -------
                                                           (1,933,000)                   --
                                                          -----------               -------
              Total.................................      $(1,826,000)              $60,000
                                                          ===========               =======

     Income tax expense (benefit) for the three years ended June 30, 1996, 1995, and 1994 differs from the amount computed applying the federal statutory rates due to the following:

                                                                        JUNE 30,
                                                              -----------------------------
                                                              1996        1995        1994
                                                              -----       -----       -----
    Statutory federal income tax rate.......................   34.0%       34.0%       34.0%
    State tax rate..........................................    6.0        10.0        10.0
    Utilization of net operating loss carryforwards.........  (38.0)      (43.2)      (65.6)
    Change in estimate valuation allowance..................  (32.0)         --          --
    Losses of Dyad not generating tax benefit...............     --          --        13.5
    Other...................................................     --         2.8         8.1
                                                              -----       -----       -----
    Expense (benefit).......................................  (30.0%)       3.6%         --
                                                              =====       =====       =====

NOTE 7.  STOCK TRANSACTIONS

     Class A Common Stock has one vote per share and Class B Common Stock has ten votes per share. Each share of Class B Common Stock may be converted into one share of Class A Common Stock at the option of the holder or, in some circumstances, may automatically be converted upon a vote of the board of directors and the majority of the Class B Common Stockholders. The Series B Automatically Convertible Preferred Stock ("Series B Preferred Stock") was issued as part of the 3-for-2 stock split described in this Note and has all the relative rights, preferences, privileges and limitations of the Company's Class B Common Stock and has no liquidation preferences or stated dividend rates. Each share of Series B Preferred Stock shall be automatically converted into one share of Class B Common Stock immediately upon approval of the Company's shareholders of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Class B Common Stock by a number equal to or greater than the number of outstanding and issued shares of Series B Preferred Stock. In addition, shares of Series B Preferred Stock are convertible into Class A Common Stock on the same terms and conditions applicable to the conversion of Class B Common Stock into Class A Common Stock.

                       MEDICIS PHARMACEUTICAL CORPORATION

     Pursuant to a Subscription Agreement, dated as of November 17, 1994, (the "Subscription Agreement") with Frost Nevada Limited Partnership, a Nevada limited partnership ("Frost Nevada"), the Company issued 235,714 shares of its Class A Common Stock, $0.014 par value to Frost Nevada for a purchase price of $600,600. The 235,714 shares of Class A Common Stock issued by the Company were sold to Frost Nevada as part of a two-part transaction in which Frost Nevada purchased an aggregate of 342,856 shares of Class A Common Stock. Pursuant to a Stock Purchase Agreement dated as of November 17, 1994, (the "Stock Purchase Agreement") between the Chairman of the Company and Frost Nevada, Frost Nevada purchased from the Chairman 107,142 shares of Class A Common Stock.

     On August 17, 1995, the Board of Directors adopted a Preferred Stock Purchase Rights plan and declared a dividend of one preference share purchase right for each outstanding share of Class A Common Stock and Class B Common Stock. Under certain circumstances, after a person has acquired beneficial ownership of 15% of the Class A Common Stock, each Preference Stock Purchase Right will entitle the holder to purchase, at the Right's then-current exercise price, stock of the Company or its successor at a discount.

     On August 29, 1995, the Executive Committee of the Board of Directors declared a one-for-fourteen reverse stock split which was approved by shareholders on October 23, 1995. As a result of the reverse stock split, the Company's outstanding shares decreased from approximately 61.0 million to approximately 4.3 million at that date. Per share amounts and the average number of shares outstanding at that date were retroactively revised for all periods presented.

     Subsequent to year end, on July 22, 1996, the Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend payable August 2, 1996, to common shareholders of record at the close of business on July 22, 1996. As a result of the stock split, the Company's outstanding shares increased from approximately 4.5 million to 6.8 million. Per share amounts and the weighted average number of shares outstanding have been retroactively revised for all periods presented.

NOTE 8.  STOCK OPTION PLANS

     The Company has four Stock Option Plans ("the 1988, 1990, 1992 and 1995 Plans" or collectively, the "Plans") under which options may be granted for the benefit of certain key employees, non-employee directors, and consultants of the Company. The 1988, 1990, 1992 and 1995 Plans, as amended, provide originally for the granting of a maximum of 321,429, 428,571, 535,714, and 535,714 respectively, qualified incentive stock options and non-qualified stock options, to purchase Class A Common Stock of the Company. On July 22, 1996, the Board of Directors authorized the granting of 201,474 shares to employees and consultants at fair market value and has placed limitations on the number of shares available for grant under the plans in the future. The Plans allow the Company to designate options as qualified incentive or non-qualified on an as needed basis.

     Qualified and non-qualified stock options vest over a period determined at the time the options are granted ranging from one to five years, except for certain non-qualified stock options that vest immediately. In April 1996, the Plans were amended to provide for acceleration of vesting in the event of a change in control of the Company. The options are generally granted at the fair market value on the date of the grant and are exercisable at prices from $1.77 to $31.83, with a weighted average of $6.93 at June 30, 1996. In September 1995, the Company approved the repricing of certain options under the Plans to purchase 300,726 shares of Class A Common Stock previously exercisable at a weighted average option exercise price of $10.85 per share to an exercise price of $4.39 per share, which was the fair market value of the Class A Common Stock at the date of repricing. The Company

                       MEDICIS PHARMACEUTICAL CORPORATION
has not previously repriced any of its stock options. Options for the year were exercised at prices from $1.77 to $20.44. Information as to the options for Fiscal 1994, 1995 and 1996 is as follows:

                                           QUALIFIED     NON-QUALIFIED      TOTAL       EXERCISABLE
                                           ---------     -------------     --------     -----------
    Balance at June 30, 1993.............    279,676         398,052        677,728       459,312
                                                                                          =======
    Granted..............................     85,019          87,054        172,073
    Terminated/expired...................    (39,983)         (4,286)       (44,269)
                                            --------        --------       --------
    Balance at June 30, 1994.............    324,712         480,820        805,532       587,589
                                                                                          =======
    Granted..............................    188,695         326,213        514,908
    Terminated/expired...................   (240,381)       (226,682)      (467,063)
                                            --------        --------       --------
    Balance at June 30, 1995.............    273,026         580,351        853,377       524,481
                                                                                          =======
    Granted..............................    211,311         298,709        510,020
    Exercised............................    (25,672)       (117,880)      (143,552)
    Terminated/expired...................   (131,973)       (221,972)      (353,945)
                                            --------        --------       --------
    Balance at June 30, 1996.............    326,692         539,208        865,900       250,455
                                            ========        ========       ========       =======

The table includes 90,716 shares of Common Stock that will be available to certain employees relating to the stock split described in Note 7 upon authorization of additional shares by the Company's shareholders.

     During Fiscal 1996, 128,568 of non-qualified stock options not subject to the stock option plans have been exercised by outside parties at $14.56. An additional 47,121 non-qualified stock options not subject to the plans are issued and outstanding to outside parties at June 30, 1996 with exercise price ranges of $14.56 to $28.00. During Fiscal 1996, 45,355 warrants were exercised at $4.67. At June 30, 1996, there were no outstanding warrants.

NOTE 9.  SIGNIFICANT CUSTOMERS

     For Fiscal 1996, three customers accounted for approximately 15.5%, 12.2%, and 11.8% of sales. For Fiscal 1995, two customers accounted for approximately 15.9% and 9.6% of sales. For Fiscal 1994, two customers accounted for approximately 15.1% and 11.2% of sales.

NOTE 10.  FINANCIAL INSTRUMENTS -- CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

     The Company maintains cash and cash equivalents primarily with two financial institutions that invest funds in short-term, interest bearing, investment grade, marketable securities. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

     At June 30, 1996 and 1995, five and six customers, respectively, comprised approximately 55.2% and 48.8%, respectively, of accounts receivable. The Company does not require collateral from its customers but performs periodic credit evaluations of its customers' financial condition. Management does not believe significant credit risk exists at June 30, 1996.

                       MEDICIS PHARMACEUTICAL CORPORATION

NOTE 11.  DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan (the "Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those with less than three months of service and those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company has not made any such contributions since its inception.

NOTE 12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     In the table below is the quarterly financial information for Fiscal 1996 and 1995. (All figures are in thousands except per share data).

                                                     FISCAL YEAR ENDED JUNE 30, 1996
                                                        (FOR THE QUARTERS ENDED)
                                 -----------------------------------------------------------------------
                                 SEPTEMBER 30, 1995   DECEMBER 31, 1995   MARCH 31, 1996   JUNE 30, 1996
                                 ------------------   -----------------   --------------   -------------
    Net sales..................        $4,574              $ 6,449            $7,016          $ 7,271
    Gross profit...............         3,257                4,667             5,040            5,390
    Net income.................           646                1,404             1,759            4,071
    Net income per share.......          0.10                 0.21              0.24             0.54

                                                     FISCAL YEAR ENDED JUNE 30, 1995
                                                        (FOR THE QUARTERS ENDED)
                                 -----------------------------------------------------------------------
                                 SEPTEMBER 30, 1994   DECEMBER 31, 1994   MARCH 31, 1995   JUNE 30, 1995
                                 ------------------   -----------------   --------------   -------------
    Net sales..................        $3,690              $ 4,725            $5,033          $ 5,684
    Gross profit...............         2,519                3,024             3,659            4,080
    Net income.................            26                  308               312              967
    Net income per share.......            --                 0.05              0.05             0.14

     The quarterly net income per share data disclosed above does not agree with the amounts reported in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission as the amounts have been revised to reflect the stock splits discussed in Note 7 and for certain reclassification made to conform with fourth quarter presentation. The net income for the quarter ended June 30, 1996 includes a fourth quarter adjustment to record deferred income tax benefits of $1,933,000 as described in Note 6.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                      Balance at          Charged to           Charged to                              Balance at
        Description                beginning of year  costs and expenses     other accounts        Deductions          end of year
- ---------------------------------  -----------------  ------------------     --------------        ----------          -----------

Year Ended June 30, 1996
   Deducted from Asset Accounts:
   Accounts Receivable:
     Allowances                    $         520,000  $           50,000     $      160,000                            $   680,000

Year Ended June 30, 1995
   Deducted from Asset Accounts:
   Accounts Receivable:
     Allowances                    $         400,000                         $      120,000                            $   520,000

Year Ended June 30, 1994
   Deducted from Asset Accounts:
   Accounts Receivable:
  Allowances                       $         240,000                         $      160,000                            $   400,000


 Draft August 14, 1996 (10:53am)

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonah Shacknai and Mark A. Prygocki, Sr., or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 1996

                                        MEDICIS PHARMACEUTICAL CORPORATION

                                        By: /s/ JONAH SHACKNAI

                                           -------------------------------------
                                           Jonah Shacknai
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                         DATE
- -------------------------------------  --------------------------------------  ----------------
/s/ JONAH SHACKNAI                     Chairman of the Board of Directors      August 15, 1996
- -------------------------------------  and Chief Executive Officer
Jonah Shacknai                         (Principal Executive Officer)

/s/ MARK A. PRYGOCKI, SR.              Chief Financial Officer                 August 15, 1996
- -------------------------------------  (Principal Financial and Accounting
Mark A. Prygocki, Sr.                  Officer)

/s/ JOSEPH SALVANI                     Director                                August 15, 1996
- -------------------------------------
Joseph Salvani

/s/ RICHARD L. DOBSON, M.D.            Director                                August  , 1996
- -------------------------------------
Richard L. Dobson, M.D.

/s/ MICHAEL A. PIETRANGELO             Director                                August 15, 1996
- -------------------------------------
Michael A. Pietrangelo

                                       Director                                August 15, 1996
- -------------------------------------
Philip S. Schein, M.D.

/s/ ARTHUR ALTSCHUL, JR.               Director                                August 15, 1996
- -------------------------------------
Arthur Altschul, Jr.

/s/ LOTTIE SHACKELFORD                 Director                                August 15, 1996
- -------------------------------------
Lottie Shackelford