Form 10-K/A
period 1996-06-30
MEDICIS PHARMACEUTICAL CORP
filed 1996-09-24
CIK 859368

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                     ---------------------------------------

                                 FORM 10-K/A
                               AMENDMENT NO. 1

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

        (1) Financial Statements:

              Index to Consolidated Financial Statements.....................   F-1

              Report of Ernst & Young LLP, Independent Auditor...............   F-2

              Consolidated balance sheets at June 30, 1996 and 1995..........   F-3

              Consolidated statements of income for the years ended
              June 30, 1996, 1995 and 1994...................................   F-5

              Consolidated statement of stockholders' equity for the years
              ended June 30, 1996, 1995 and 1994.............................   F-6

              Consolidated statements of cash flows for the years ended
              June 30, 1996, 1995 and 1994...................................   F-7

              Notes to consolidated financial statements.....................   F-8

          (2) Financial Statement Schedules:

              Schedule II - Valuation and Qualifying Account.................   S-1

              The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) Exhibits filed as part of this Report:

Exhibit No.                 Description
- -----------                 -----------
  3.1   -   Certificate of Incorporation of the Company, as amended.(16)
  3.3   -   By-Laws of the Company.(1)
  4.1   -   Rights Agreement, dated as of August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent.(11)
  4.3   -   Form of specimen certificate representing Class A Common Stock.(16)

 10.1   -   License Agreement among Euromerican Trade Resources, Inc., Dr. H.R. Suess and
            H.R. Suess A.G. dated as of September 24, 1987.(3)
 10.2   -   Modification to License Agreement among the Company, Euromerican Trade
            Resources, Inc., Dr. H.R. Suess and H.R. Suess A.G. dated as of April 6, 1989.(3)
 10.3   -   Letter Agreement between the Company and Euromerican Trade Resources, Inc. dated as of April 6, 1989, relating to Modification to License Agreement among the
            Company, Euromerican Trade Resources, Inc., Dr. H.R. Suess and H.R. Suess A.G.
            dated as of April 6, 1989.(3)
 10.8   -   Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by references to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Stockholders previously filed with the SEC, File No. 0-18443).
 10.9   -   Employment Agreement between the Company and Jonah Shacknai dated as of
            July 24, 1996.(15)
10.10   -   Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended.(4)
10.12   -   License Agreement between the Company and Dr. H.R. Suess dated March 1, 1990.(3)
10.13   -   License Agreement between Syosset Laboratories, Inc. and Medicis Dermatologics,
            Inc. dated as of July 25, 1990 and the Guaranty of the Company.(5)
10.14   -   Non-Exclusive License Agreement between Syosset Laboratories, Inc. and Medicis
            Dermatologics, Inc. dated as of July 25, 1990 and the Guaranty of the Company.(5)
10.15   -   Manufacturing Agreement between Syosset Laboratories, Inc. and Medicis
            Dermatologics, Inc. dated as of July 25, 1990 and the Guaranty of the Company.(5)
10.16   -   Sales Agency Agreement between Syosset Laboratories, Inc. and Medicis
            Dermatologics, Inc. dated as of July 25, 1990 and the Guaranty of the Company.(5)
10.18   -   Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended.(4)

10.46     -   Option to Purchase 2,678 Shares of Class A Common Stock of the Company,
              dated December 3, 1991.(6)
10.49     -   Option to Purchase Class A Common Stock granted to Stephen B. Booke.(4)
10.50     -   Option to Purchase Class A Common Stock granted to Gerald Amato.(4)
10.58     -   Medicis Pharmaceutical Corporation 1992 Stock Option Plan.(8)
10.59     -   Supply Agreement, dated as of October 21, 1992, between Schein and the
              Company.(7)
10.69     -   Purchase Agreement, dated May 21, 1993, between the Company and Bindley
              Western Drug Company.(9)
10.70     -   Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company.(10)
10.71     -   Manufacturing and Supply Agreement, dated as of March 15, 1995, between
              SmithKline Beecham Consumer Healthcare, L.P. and the Company.(11)
10.72(a)  -   Credit and Security Agreement, dated as of August 3, 1995, between the
              Company and Norwest Business Credit, Inc.(12)
10.72(b)  -   First Amendment to Credit and Security Agreement, dated as of May 29, 1996, between the Company and Norwest Bank Arizona, N.A.(15)
10.73(a) -    Patent Collateral Assignment and Security Agreement, dated as of August 3,
              1995, by the Company to Norwest Business Credit, Inc.(13)
10.73(b) -    First Amendment to Patent Collateral Assignment and Security Agreement,
              dated as of May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(15)
10.74(a) -    Trademark Collateral Assignment and Security Agreement, dated as of August 3,
              1995, by the Company to Norwest Business Credit, Inc.(14)
10.74(b) -    First Amendment to Trademark Collateral Assignment and Security Agreement,
              dated as of May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(15)
10.75    -    Assignment and Assumption of Loan Documents, dated as of May 29, 1996, from
              Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A.(15)
10.76    -    Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank
              Arizona, N.A.(15)
21.1     -    Subsidiaries.(15)
23.1     -    Consent of Ernst & Young LLP(16).
24.1     -    Power of Attorney (See page 34).
27.1     -    Financial Data Schedule(15).

- ------------
  (1) Incorporated by reference to the exhibit with the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, File No. 0-18443, previously filed with the Securities and Exchange Commission (the "SEC").

  (2)      [Intentionally Omitted.]

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

         (15)     Previously filed.

         (16)     Filed herewith.

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

(c)      The exhibits to this Form 10-K follow the Company's Financial Statement
         Schedule included in this Form 10-K.

(d) The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 1996

                                        MEDICIS PHARMACEUTICAL CORPORATION

                                        By:           *
                                           -------------------------------------
                                           Jonah Shacknai
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                         DATE
- -------------------------------------  --------------------------------------  ----------------
           *                           Chairman of the Board of Directors      September 24, 1996
- -------------------------------------  and Chief Executive Officer
Jonah Shacknai                         (Principal Executive Officer)

/s/ MARK A. PRYGOCKI, SR.              Chief Financial Officer                 September 24, 1996
- -------------------------------------  (Principal Financial and Accounting
Mark A. Prygocki, Sr.                  Officer)

           *                           Director                                September 24, 1996
- -------------------------------------
Joseph Salvani

           *                           Director                                September 24, 1996
- -------------------------------------
Richard L. Dobson, M.D.

           *                           Director                                September 24, 1996
- -------------------------------------
Michael A. Pietrangelo

                                       Director                                September 24, 1996
- -------------------------------------
Philip S. Schein, M.D.

           *                           Director                                September 24, 1996
- -------------------------------------
Arthur Altschul, Jr.

           *                           Director                                September 24, 1996
- -------------------------------------
Lottie Shackelford




*By /s/ Mark A. Prygocki, Sr.
   --------------------------------
        Mark A. Prygocki, Sr.
        Attorney-in-Fact

                                       34