Form 10-Q
period 1996-09-30
MEDICIS PHARMACEUTICAL CORP
filed 1996-11-01
CIK 859368

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the transition period from                     to
                              -------------------    -------------------

Commission file number     0-18443

                   MEDICIS PHARMACEUTICAL CORPORATION
           (Exact name of Registrant as specified in its charter)

        Delaware                                 52-1574808
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                4343 East Camelback Road, Suite 250
                  Phoenix, Arizona 85018-2700
              (Address of principal executive offices)

                        (602) 808-8800
          (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES  X       NO
     ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at October 28, 1996
             -----                    -------------------------------
Class A Common Stock $.014 Par Value          9,096,782
Class B Common Stock $.014 Par Value            125,322
Series B Preferred Stock $.01 Par Value          62,660

                      MEDICIS PHARMACEUTICAL CORPORATION

                                 Table of Contents

PART I. FINANCIAL INFORMATION                                       Page
         Item 1-- Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 1996, and June 30, 1996                     3

           Condensed Consolidated Statements of
           Operations for the Three Months
           Ended September 30, 1996, and 1995                        5

           Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended
           September 30, 1996, and 1995                              6

           Notes to the Condensed Consolidated Financial Statements  7

         Item 2 -- Management's Discussion and Analysis of Financial
                      Condition and Results of Operations            8



PART II.  OTHER INFORMATION

          Item 6 -- Exhibits and Reports on Form 8-K                11



SIGNATURE                                                           12

                                       2

Part I.  Financial Information

Item 1.  Financial Statements


                  MEDICIS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                              September 30, 1996  June 30, 1996
Assets
  Current assets:
   Cash and cash equivalents                  $11,014,687          $7,956,050
   Accounts receivable, net                     4,673,939           5,210,704
   Inventories, net                             1,834,820           2,080,014
   Deferred tax assets                          5,000,000           3,000,000
   Other current assets                           866,806             738,911
                                              -----------         -----------
    Total current assets                       23,390,252           8,985,679
                                              -----------         -----------
  Property and equipment:
   Furniture and equipment                        344,714             336,544
   Leasehold improvements                         170,000             170,000
   Less accumulated depreciation                 (125,054)           (100,897)
                                              -----------         -----------
    Net property and equipment                    389,660             405,647
                                              -----------         -----------
  Intangible assets:
   Intangible assets related to the
    Esoterica(R) products acquisition           9,168,853           9,168,853
   Other intangible assets                        303,326             203,326
   Less accumulated amortization               (2,573,018)         (2,450,705)
                                              -----------         -----------
     Net intangible assets                      6,899,161           6,921,474
                                              -----------         -----------
                                              $30,679,073         $26,312,800
                                              ===========         ===========

The accompanying notes are an integral part of this statement.

                      MEDICIS PHARMACEUTICAL CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30, 1996  June 30, 1996
LIABILITIES
  Current liabilities:
   Accounts payable                            $3,405,423          $3,371,184
   Accrued salaries and wages                           -             204,750
   Notes payable                                   10,000              10,000
   Accrued incentives                             733,507           1,184,111
   Accrued royalties                              639,049             552,952
   Other accrued liabilities                    1,370,511           1,262,134
                                              -----------         -----------
     Total current liabilities                  6,158,490           6,585,131
                                              -----------         -----------
  Long-term liabilities:
   Notes payable                                  116,580             116,580
   Other non-current liabilities                  144,227             151,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value, 4,937,340
   shares authorized; no shares issued                  -                   -
  Series B Automatically Convertible Preferred
   Stock, $0.01 par value, shares authorized,
   issued and outstanding:  62,660 at
   September 30, 1996 and at June 30, 1996            627                 627
  Class A Common Stock, $0.014 par value,
   shares authorized: 10,000,000; 6,939,614
   and 6,816,318 issued and outstanding at
   September 30, 1996 and at June 30, 1996,
   respectively                                    97,155              95,429
  Class B Common Stock, $0.014 par value,
   125,322 shares authorized, issued and
   outstanding at September 30, 1996 and
   at June 30, 1996                                 1,754               1,754
  Additional paid-in capital                   45,446,435          44,251,722
  Accumulated deficit                         (21,286,195)        (24,889,880)
                                              -----------         -----------
    Total stockholders' equity                 24,259,776          19,459,652
                                              -----------         -----------
                                              $30,679,073         $26,312,800
                                              ===========         ===========

The accompanying notes are an integral part of this statement.

                   MEDICIS PHARMACEUTICAL CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                       September 30, 1996   September 30, 1995
Net sales                                  $7,268,227           $4,574,009
                                       --------------       --------------
Operating costs and expenses:
   Cost of product revenue                  1,954,608            1,317,370 *
   Selling, general and administrative      3,410,390            2,191,645 *
   Research and development                   159,764              250,528
   Depreciation and amortization              148,297              141,040
                                       --------------       --------------
     Operating costs and expenses           5,673,059            3,900,583
                                       --------------       --------------

Operating income                            1,595,168              673,426

Interest income                               121,624               20,970
Interest expense                               (9,331)             (23,503)
Income tax benefit (expense)                1,896,224              (24,914) *
                                       --------------       --------------
Net Income                                 $3,603,685             $645,979
                                       ==============       ==============
Net income per common and common
  equivalent share                              $0.46                $0.10
                                       ==============       ==============
Shares used in computing net income
  per common and common equivalent
  share:                                    7,756,961            6,686,804
                                       ==============       ==============

* Certain immaterial amounts have been reclassified to conform with current year's presentation.

                          MEDICIS PHARMACEUTICAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                    September 30, 1996    September 30, 1995
Net income                                             $3,603,685              $645,979
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                          148,297               141,040
   Deferred income tax asset                           (2,000,000)                    -
   Non-cash interest                                            -                13,100
   Other non-cash expenses                                  5,000                     -
   Change in operating assets and liabilities
     Inventories                                          245,194              (430,916)
     Accounts receivable                                  536,765             1,303,177
     Accounts payable                                      34,239              (178,686)
     Accrued salaries and wages                          (204,750)                    -
     Accrued incentives                                  (450,604)             (326,338)
     Other current liabilities                            211,142              (239,161)
     Other current assets                                (127,895)             (107,628)
                                                       ----------             ---------
     Net cash provided by operating activities          2,001,073               820,567
                                                       ----------             ---------
Cash flows from investing activities:
  Purchase of property and equipment                       (9,997)              (66,049)
  Payment of license agreement                           (116,667)                    -
                                                       ----------             ---------
     Net cash used in investing activities               (126,664)              (66,049)
                                                       ----------             ---------
Cash flows from financing activities:
  Proceeds from the exercise of stock options           1,191,440                     -
  Payments of notes payable                                     -               (84,852)
  Payment of other non-current liabilities                 (7,212)                    -
                                                       ----------             ---------
     Net cash provided by/(used in)
       financing activities                             1,184,228               (84,852)
                                                       ----------             ---------

Net increase in cash and cash equivalents               3,058,637               669,666
Cash and cash equivalents at beginning of period        7,956,050               953,438
                                                      -----------            ----------
Cash and cash equivalents at end of period            $11,014,687            $1,623,104
                                                      -----------            ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $7,274               $10,403
    Taxes                                                 $79,045               $51,113

          The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996


1.  ORGANIZATION AND BASIS OF PRESENTATION

    Medicis Pharmaceutical Corporation ("Medicis" or the "Company") is an independent pharmaceutical company in the United States that offers prescription and non-prescription (over-the-counter) products exclusively to treat dermatological conditions. Emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products, the Company has achieved a leading position in the treatment of acne and acne-related conditions using prescription pharmaceuticals, while also offering the leading domestic over-the-counter ("OTC") fade cream product line. The Company has built its business through the successful introduction of DYNACIN(R) and TRIAZ(R) products for the treatment of acne, and the acquisition of the ESOTERICA(R) fade cream product line.

    Except as otherwise specified herein, all information in this Form 10-Q has been adjusted to give effect to a 3-for-2 stock split in the form of a 50% stock dividend paid on August 2, 1996 to holders of record on July 22, 1996.

    The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1996.

2.  NET INCOME PER COMMON AND COMMON EQUIVALENT

    Net income per common and common equivalent share have been computed by using the weighted average number of shares outstanding and common equivalent shares.

3.  CONTINGENCIES

    The Company and certain of its subsidiaries, from time to time, are parties to certain actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves or, in the opinion of management, after consultation with counsel, should not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

4.  INVENTORIES

    Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in-first-out method. Inventories, net of reserves, at September 30, 1996, and June 30, 1996, consist of the following:

                           September 30, 1996     June 30, 1996

        Raw materials           $108,491             $72,633
        Work in process               --              23,749
        Finished goods         1,726,329           1,983,632
                              ----------          ----------
        Total inventories     $1,834,820          $2,080,014
                              ==========          ==========

5.  SUBSEQUENT EVENT

    On October 2, 1996, the Company completed a public offering of 1,850,000 shares of its Class A Common Stock priced at $45.00 per share. All of the shares were primary shares from the Company. The offering was managed by an underwriting group led by Robertson, Stephens and Company LLC and A.G. Edwards & Sons, Inc. The underwriters also exercised the over allotment option of 277,500 shares at a price of $45.00 per share. Gross proceeds from the offering before related expenses totaled $95,737,500. The Company anticipates using the proceeds from the offering for marketing expenses associated with new product introductions; the licensing or acquisition of formulations, technologies, products or businesses; research and development; expansion of marketing and sales capabilities and general corporate purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

    The foregoing Form 10-Q contains certain forward-looking statements which are subject to risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Results of Operations

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

Net Sales

Net sales for the three months ended September 30, 1996 (the "first quarter of fiscal 1997") increased 58.9%, or $2.7 million, to $7.3 million from $4.6 million for the three months ended September 30, 1995 (the "first quarter of fiscal 1996"). The Company's net sales increased in the first quarter of fiscal 1997 primarily as a result of both unit and dollar sales growth of the DYNACIN(R) products, as well as, the sales attributable to the TRIAZ(R) products launched subsequent to the first quarter of fiscal 1996. The Company's prescription products accounted for 85.4% of net sales in the first quarter of fiscal 1997 and 71.2% in the first quarter of fiscal 1996. The increase in sales of prescription products in the first quarter of fiscal 1997 was partially offset by a decrease in unit sales of the over-the-counter products, primarily the ESOTERICA(R) product line. The over-the-counter products accounted for 14.6% of net sales in the first quarter of fiscal 1997 and 28.8% in the first quarter of fiscal 1996. The Company continues to invest a majority of its marketing funds in the Company's prescription products.

Gross Profit

Gross profit during the first quarter of fiscal 1997 increased 63.1%, or $2.0 million, to $5.3 million from $3.3 million in the first quarter of fiscal 1996. As a percentage of net sales, gross profit grew to 73.1% in the first quarter of fiscal 1997 from 71.2% in the first quarter of fiscal 1996 primarily as a result of the change in sales mix toward the Company's prescription products, which have a higher gross profit than its over-the-counter products, and a modest increase in the average sales price of the Company's DYNACIN(R) products, which products account for a majority of the prescription sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of fiscal 1997 increased 55.6%, or $1.2 million, to $3.4 million from $2.2 million in the first quarter of fiscal 1996, primarily due to promotional costs attributable to increased sampling and marketing of the Company's prescription products, and an increase in advertising expenses for the Company's over-the-counter products. Selling, general and administrative expenses also increased due to an increase in variable compensation commensurate with increased sales volume, and cost of living salary adjustments. Selling, general and administrative costs, as a percentage of sales, have decreased in the first quarter of fiscal 1997 relative to the first quarter of fiscal 1996.

Research and Development Expenses

Research and development expenses in the first quarter of fiscal 1997 decreased 36.2%, or $91,000, to $160,000 from $251,000 in the first quarter of fiscal 1996, primarily due to the timing of ongoing research and development projects.

Depreciation and Amortization Expenses

Depreciation and amortization expenses remain materially unchanged, at $148,000 in the first quarter of fiscal 1997 compared with $141,000 in the first quarter of fiscal 1996.

Operating Income

Operating income during the first quarter of fiscal 1997 increased 136.9%, or $.9 million, to $1.6 million from $.7 million in the first quarter of fiscal 1996. This increase was primarily a result of higher sales volume, coupled with a 1.9% increase in the Company's gross profit and a decrease in selling, general, and administrative cost as a percentage of sales.

Interest Income (Expense)

Interest income in the first quarter of fiscal 1997 increased 480%, or $101,000, to $122,000 from $21,000 in the first quarter of fiscal 1996, primarily due to higher cash and cash equivalent balances in the first quarter of fiscal 1997. Interest expense in the first quarter of fiscal 1997 decreased 60.3%, or $14,200, to $9,300 from $23,500 in the first quarter of fiscal 1996 primarily due to the repayment of a substantial portion of the Company's debt.

Income Tax Benefit (Expense)

Income tax benefit (expense) during the first quarter of fiscal 1997 increased $1.9 million to a benefit of $1.9 million from an expense of $25,000 in the first quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company reevaluated the estimated amount of valuation allowance required in light of the funds to be received from the public offering to reduce deferred tax assets in accordance with Statement of Financial Accounting Standard
No. 109, Accounting for Income Taxes ("SFAS No. 109") to an amount the Company believed appropriate. Accordingly, a credit to income tax benefit of $2.0 million was reflected in the first quarter of fiscal 1997's Consolidated Income Statement and the corresponding deferred tax asset on the Company's Condensed Consolidated Balance Sheet. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future competitive and market conditions. No such income tax benefit was recorded in the first quarter of fiscal 1996.

Net Income

Net income during the first quarter of fiscal 1997 increased approximately 457.9%, or $3.0 million, to $3.6 million from $.6 million from the first quarter of fiscal 1996. The increase is primarily attributable to an increase in sales volume, an increase in gross margin as a percentage of sales and the recording of the $2.0 million income tax benefit in the first quarter of fiscal 1997.

Liquidity and Capital Resources

At September 30, 1996 and June 30, 1996, the Company had cash and cash equivalents of approximately $11.0 million and $8.0 million, respectively. The Company's working capital was $17.2 million and $12.4 million at September 30, 1996 and June 30, 1996, respectively. The increase in working capital is primarily attributable to the Company's income from operations of approximately $1.6 million, the $2.0 million income tax benefit and funds received due to the exercise of stock options of approximately $1.2 million.

At September 30, 1996 and June 30, 1996, the Company had inventories of
$1.8 million and $2.1 million, respectively. The decrease in the Company's inventory balance is primarily due to a decrease in the level of inventory at the Company's manufacturers, which is reflected in the Company's inventory balance.

During the first quarter of fiscal 1997, the Company reevaluated the estimated amount of valuation allowance required or necessary to reduce deferred tax assets available in accordance with SFAS No. 109 to an amount the Company believed appropriate. Accordingly, a deferred tax asset of an additional
$2.0 million was reflected in the consolidated balance sheet and a credit to deferred tax benefit of $2.0 million in the consolidated income statement. The amount of net deferred tax assets available that are estimated to be recoverable was based upon the Company's assessment of the likelihood of near-term operating income coupled with the uncertainties with respect to the impact of future competitive and market conditions. The amount of deferred tax asset available that ultimately will be realized will depend upon future events which are uncertain.

Subsequent to September 30, 1996, the Company completed a public offering for 1,850,000 primary shares of the Company's Class A Common Stock at a price of $45.00 per share. The underwriters also exercised the over allotment option of 277,500 shares at a price of $45.00 per share. Gross proceeds from the offering before related expenses totaled $95,737,500. The Company anticipates using the proceeds from the offering for marketing expenses associated with new product introductions; the licensing or acquisition of formulations, technologies, products or businesses; research and development; expansion of marketing and sales capabilities and general corporate purposes.


Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit

	No. 11.1  Computation of Per Share Earnings

(b)	Reports on Form 8-K

        During the first quarter of fiscal 1997, the company filed the following report on Form 8-K:

        (i) Current Report on Form 8-K dated August 2, 1996 reporting under Item 5, the Company effected a three for two stock split in the form of a 50% stock dividend.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MEDICIS PHARMACEUTICAL CORPORATION




Date:   11/01/96                    By: /s/Jonah Shacknai
      ---------------                   -----------------------
                                           Jonah Shacknai
                                           Chairman and Chief Executive Officer



Date:   11/01/96                    By: /s/ Mark A. Prygocki Sr.
      ---------------                   -------------------------
                                            Mark A. Prygocki, Sr.
                                            Chief Financial Officer
                                            and Assistant Treasurer

                                EXHIBIT 11.1

                     COMPUTATION OF PER SHARE EARNINGS
                    (Thousands except per share amounts)

                                                 Three Months
                                              Ended September 30,
                                              1996          1995
PRIMARY

   Average shares outstanding                 7,055         6,687

   Net effect of dilutive stock options -
   based on the treasury stock method
   using average market price                   702            --
                                             ------        ------
                                     TOTAL    7,757         6,687
                                             ------        ------
   Net income                                $3,604          $646
                                             ------        ------
   Per share amount                           $0.46         $0.10
                                             ------        ------
FULLY DILUTED

   Average shares outstanding                 7,055         6,687

   Net effect of dilutive stock options -
   based on the treasury stock method
   using the quarter-end market price,
   if higher than the average market price      774            --
                                             ------        ------
                                     TOTAL    7,829         6,687
                                             ------        ------
   Net income                                $3,604          $646
                                             ------        ------
   Per share amount                           $0.46         $0.10
                                             ------        ------