Form 10-Q/A
period 1996-09-30
MEDICIS PHARMACEUTICAL CORP
filed 1997-01-07
CIK 859368

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-Q/A
                                Amendment No. 1

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

	No. 11.1  Computation of Per Share Earnings
 No. 27    Financial Data Schedule

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




Date:     1/6/97                    By: /s/ Mark A. Prygocki Sr.
      ---------------                   -------------------------
                                            Mark A. Prygocki, Sr.
                                            Chief Financial Officer
                                            and Assistant Treasurer

                 MEDICIS PHARMACEUTICAL CORPORATION
                                          FORM 10-Q
                                      EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION

11                 Statements re:  Computations of Net Income Per Share

27                 Financial Data Schedule

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