Form 10-Q
period 1996-12-31
MEDICIS PHARMACEUTICAL CORP
filed 1997-02-10
CIK 859368

[DESCRIPTION]  MEDICIS PHARMACEUTICAL CORPORATION FORM 10-Q, 12/31/96

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the transition period from _________ to  ________

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
 YES  X  	NO
     ----           ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at February 1, 1997
                 ------                 -------------------------------
Class A Common Stock $.014 Par Value             9,248,097
Class B Common Stock $.014 Par Value               187,982

                      MEDICIS PHARMACEUTICAL CORPORATION

                              Table of Contents

PART I. FINANCIAL INFORMATION                                             Page
     Item 1-- Financial Statements

          Condensed Consolidated Balance Sheets as of
          December 31, 1996, and June 30, 1996                             3

          Condensed Consolidated Statements of
          Operations for the Three Months and Six Months
          Ended December 31, 1996, and 1995                                5

          Condensed Consolidated Statements of Cash
          Flows for the Six Months Ended
          December 31, 1996, and 1995                                      6

          Notes to the Condensed Consolidated Financial Statements         7

     Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9



PART II.	OTHER INFORMATION

     Item 4 -- Submission of Matters to a Vote of Security Holders        14

     Item 6 -- Exhibits and Reports on Form 8-K                           15



SIGNATURE                                                                 16

Part I.  Financial Information

Item 1.  Financial Statements


                      MEDICIS PHARMACEUTICAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                       December 31, 1996     June 30, 1996
                                                                                                      C>
Assets
 Current assets:
  Cash and cash equivalents             $65,081,224           $7,956,050
  Short-term investments                 39,272,465                   --
  Accounts receivable, net                4,797,481            5,210,704
  Inventories, net                        1,421,084            2,080,014
  Deferred tax assets                     5,000,000            3,000,000
  Other current assets                      784,264              738,911
                                       ------------          -----------
   Total current assets                 116,356,518           18,985,679
                                       ------------          -----------
 Property and equipment:
  Furniture and equipment                   369,951              336,544
  Leasehold improvements                    170,000              170,000
  Less accumulated depreciation            (149,850)            (100,897)
                                       ------------          -----------
   Net property and equipment               390,101              405,647
                                       ------------          -----------
 Intangible assets:
  Intangible assets related to the
    Esoterica(r) products acquisition     9,168,853            9,168,853
  Other intangible assets                 1,403,327              203,326
  Less accumulated amortization          (2,695,332)          (2,450,705)
   Net intangible assets                  7,876,848            6,921,474
                                       ------------          -----------
                                       $124,623,467          $26,312,800
                                       ============          ===========

The accompanying notes are an integral part of this statement.

                      MEDICIS PHARMACEUTICAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               December 31, 1996   June 30, 1996
Liabilities
 Current liabilities:
  Accounts payable                               $1,952,817         $3,371,184
  Accrued salaries and wages                             --            204,750
  Notes payable                                      10,325             10,000
  Accrued incentives                                702,696          1,184,111
  Accrued royalties                                 831,986            552,952
  Other accrued liabilities                       2,302,091          1,262,134
                                               ------------        -----------
   Total current liabilities                      5,799,915          6,585,131
                                               ------------        -----------
 Long-term liabilities:
  Notes payable                                     111,335            116,580
  Other non-current liabilities                     135,948            151,437

Commitments and contingencies

Stockholders' equity:
 Preferred Stock, $0.01 par value, 5,000,000
  shares authorized; no shares issued                     -                  -
 Class A Common Stock, $0.014 par value,
  shares authorized: 50,000,000; 9,159,467
  and 6,816,318 issued and outstanding at
  December 31, 1996 and at June 30, 1996,
  respectively                                      128,233             95,429
 Class B Common Stock, $0.014 par value,
  1,000,000 shares authorized; 187,982
   issued and outstanding at
  December 31, 1996 and
  at June 30, 1996                                    2,632              2,632
 Additional paid-in capital                     136,480,103         44,251,471
 Accumulated deficit                            (18,034,699)       (24,889,880)
                                               ------------        -----------
  Total stockholders' equity                    118,576,269         19,459,652
                                               ------------        -----------
                                               $124,623,467        $26,312,800
                                               ============        ===========

The accompanying notes are an integral part of this statement.

                      MEDICIS PHARMACEUTICAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months Ended         Six Months Ended
                                       December 31, December 31, December 31,  December 31,
                                           1996         1995         1996         1995
Net sales                              $8,507,804   $6,448,653   $15,776,031   $11,022,663
                                       ----------   ----------   -----------   -----------
Operating costs and expenses:
 Cost of product revenue                2,252,865    1,781,876     4,207,473     3,099,245
 Selling, general and administrative    3,352,961    2,910,867     6,763,350     5,102,514
 Research and development                 453,068      170,511       612,832       421,040
 Depreciation and amortization            149,931      144,251       298,228       285,290
                                       ----------   ----------   -----------   -----------
  Operating costs and expenses          6,208,825    5,007,505    11,881,883     8,908,089
                                       ----------   ----------   -----------   -----------

Operating income                        2,298,979    1,441,148     3,894,148     2,114,574

Interest income                         1,313,276       11,473     1,434,900        32,443
Interest expense                           (7,137)     (14,312)      (16,468)      (37,815)
Income tax benefit (expense), net        (353,622)     (34,264)    1,542,602       (59,177)
                                       ----------   ----------   -----------   -----------
Net income                             $3,251,496   $1,404,045    $6,855,182    $2,050,025
                                       ==========   ==========   ===========   ===========
Net income per common and common
 equivalent share                         $0.33        $0.20         $0.78         $0.30
                                       ==========   ==========   ===========   ===========
Shares used in computing net income
   per common and common
   equivalent share                     9,940,184    6,977,200     8,830,211     6,855,705
                                       ==========   ==========   ===========   ===========

                      MEDICIS PHARMACEUTICAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
                                                       December 31,  December 31
                                                          1996          1995
Net income                                             $ 6,855,182   $2,050,025
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                            298,228      285,290
  Deferred income tax benefit                           (2,000,000)           -
  Non-cash interest                                              -       13,100
  Other non-cash expenses                                   43,500            -
  Change in operating assets and liabilities
   Inventories                                             658,930     (414,271)
   Accounts receivable                                     413,223      122,176
   Accounts payable                                     (1,418,368)    (108,258)
   Accrued salaries and wages                             (204,750)           -
   Accrued incentives                                     (481,416)    (155,034)
   Other current liabilities                               735,985     (172,975)
   Other current assets                                    (45,358)       9,369
                                                       -----------   ----------
   Net cash provided by operating activities             4,855,156    1,629,422
                                                       -----------   ----------

Cash flows from investing activities:
 Purchase of property and equipment                        (38,055)    (126,806)
 Payment of license agreement                             (616,667)           -
 Purchase of available-for-sale investments            (39,320,852)           -
                                                       -----------   ----------
  Net cash used in investing activities                (39,975,574)    (126,806)
                                                       -----------   ----------

Cash flows from financing activities:
 Proceeds from the exercise of stock options             2,119,263            -
 Payments of notes payable                                  (5,245)    (740,000)
 Payment of other non-current liabilities                  (15,489)     (20,731)
 Proceeds from common stock sale                        90,147,063            -
                                                       -----------   ----------
  Net cash provided by/(used in) financing activities   92,245,592     (760,731)
                                                       -----------   ----------

Net increase in cash and cash equivalents               57,125,174      741,885
Cash and cash equivalents at beginning of period         7,956,050      953,438
                                                       -----------   ----------
Cash and cash equivalents at end of period             $65,081,224   $1,695,323
                                                       -----------   ----------

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                 $16,468      $24,714
  Taxes                                                   $365,948      $78,443

The accompanying notes are an integral part of this statement.

                      MEDICIS PHARMACEUTICAL CORPORATION

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Medicis Pharmaceutical Corporation ("Medicis" or the "Company") is an independent pharmaceutical company in the United States that offers prescription and non-prescription (over-the-counter) products exclusively to treat dermatological conditions. Emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products, the Company has achieved a leading position in the treatment of acne and acne-related conditions using prescription pharmaceuticals, while also offering the leading domestic over-the-counter ("OTC") fade cream product line. The Company has built its business through the successful introduction of DYNACIN(R) and TRIAZ(R) products for the treatment of acne, and the acquisition of the ESOTERICA(R) fade cream product line. Medicis has also agreed to acquire the prescription topical steroid brands LIDEX(R) and SYNALAR(R). These topical corticosteriods combat inflammatory skin diseases by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The LIDEX(R) and SYNALAR(R) product lines consist of various potencies and cosmetically elegant formulations, allowing dermatologists to prescribe the most appropriate product based on the severity and location of the patients condition.

     Certain immaterial amounts on the face of the balance sheet have been reclassified to conform with the current years presentation.

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

4.   INVENTORIES

     Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in-first-out method. Inventories, net of reserves, at December 31, 1996, and June 30, 1996, consist of the following:

                             December 31, 1996       June 30, 1996

        Raw materials            $88,969                $72,633
        Work in process               --                 23,749
        Finished goods         1,332,115              1,983,632
                              ----------             ----------
        Total inventories     $1,421,084             $2,080,014
                              ==========             ==========

5.   SUBSEQUENT EVENT

     On January 22, 1997, Medicis Pharmaceutical Corporation announced that it agreed to acquire the United States and Canadian dermatology assets of Syntex USA, Inc. ("Syntex") from various affiliates of Syntex and its parent company, F.Hoffmann-La Roche, Ltd. ("Roche"). Medicis entered into four separate Asset Purchase Agreements with various Roche affiliates (the "Purchase Agreements") for the acquisition of the intellectual property rights, know-how and all finished goods inventory specifically associated with Syntex's topical corticosteroid dermatology products ("the Purchased Products") in the United States and Canada. Consummation of the proposed transaction is subject to the conditions set forth in the Purchase Agreements, including the expiration of the Hart-Scott-Rodino waiting period. The parties intend to consummate the transaction as soon as possible upon satisfaction of such conditions.

     The Purchased Products include the prescription topical steroid brands LIDEX(R) and SYNALAR(R). These topical corticosteroids combat inflammatory skin diseases by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The LIDEX(R) and SYNALAR(R) product lines consist of various potencies and cosmetically elegant formulations, allowing dermatologists to prescribe the most appropriate product based on the severity and location of a patient's condition. Medicis does not currently market any products in this category of dermatological care. Medicis, using cash reserves, will pay a total of up to $31 million, subject to adjustments, or less than 2.5 times sales over the past 12 months, for the Purchased Products.

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

     The foregoing Form 10-Q contains certain forward-looking statements which are subject to risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended
     June 30, 1996, which are incorporated by reference herein.

Results of Operations

Three Months Ended December 31, 1996 Compared to the Three Months Ended December 31, 1995

Net Sales

Net sales for the three months ended December 31, 1996 (the "second quarter of fiscal 1997") increased 32%, or $2.1 million, to $8.5 million from $6.4 million for the three months ended December 31, 1995 (the "second quarter of fiscal 1996"). The Company's net sales increased in the second quarter of fiscal 1997 primarily as a result of both unit and dollar sales growth of the DYNACIN(R) products, as well as, an increase in sales attributable to the TRIAZ(R) products. The Company's prescription products accounted for 84.7% of net sales in the second quarter of fiscal 1997 and 82.4% in the second quarter of fiscal 1996. The over-the-counter products accounted for 15.3% of net sales in the second quarter of fiscal 1997 and 17.6% in the second quarter of fiscal 1996.

Gross Profit

Gross profit during the second quarter of fiscal 1997 increased 34.0%, or $1.6 million, to $6.3 million from $4.7 million in the second quarter of fiscal 1996. As a percentage of net sales, gross profit grew to 73.5% in the second quarter of fiscal 1997 from 72.4% in the second quarter of fiscal 1996 primarily as a result of the increased sales of the Company's TRIAZ(R) products which enjoy a higher gross profit than the Company's other products, an increase in the Company's gross profit for ESOTERICA(R) products, and a modest increase in the average sales price of the Company's products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 1997 increased 15.2%, or $0.4 million, to $3.3 million from $2.9 million in the second quarter of fiscal 1996, primarily due to an increase in variable compensation commensurate with increased sales volume, personnel cost attributable to a rise in full-time equivalent employees, and cost of living salary adjustments. Selling, general and administrative costs, as a percentage of sales, decreased 5.7% in the second quarter of fiscal 1997 relative to the second quarter of fiscal 1996.

Research and Development Expenses

Research and development expenses in the second quarter of fiscal 1997 increased 165.7%, or approximately $283,000, to approximately $453,000 from approximately $171,000 in the second quarter of fiscal 1996, primarily due to expansion of research and development activities of new projects and an increase in expenses associated with the clinical support of the Company's existing products.

Depreciation and Amortization Expenses

Depreciation and amortization expenses remain materially unchanged, at approximately $150,000 in the second quarter of fiscal 1997 compared with approximately $144,000 in the second quarter of fiscal 1996.

Operating Income

Operating income during the second quarter of fiscal 1997 increased 59.5%, or $0.9 million, to $2.3 million from $1.4 million in the second quarter of fiscal 1996. This increase was primarily a result of higher sales volume, coupled with a 1.1% increase in the Company's gross profit as a percentage of net sales and a decrease in selling, general, and administrative cost as a percentage of net sales.

Interest Income (Expense)

Interest income in the second quarter of fiscal 1997 increased to approximately $1.3 million from approximately $11,000 in the second quarter of fiscal 1996, primarily due to higher cash equivalent and short-term investment balances in the second quarter of fiscal 1997 as a result of the Company's cash flow from operations and the Company's public offering which raised, before expenses, approximately $95.7 million.

Net Income

Net income during the second quarter of fiscal 1997 increased approximately 131.6%, or $1.8 million, to $3.2 million from $1.4 million from the second quarter of fiscal 1996. The increase is primarily attributable to an increase in sales volume, an increase in gross profit as a percentage of net sales and a decrease in selling, general and administrative costs as a percentage of net sales.

Six Months Ended December 31, 1996 Compared to the Six Months Ended December 31, 1995

Net Sales

Net sales for the six months ended December 31, 1996 (the "1997 six months") increased 43.1%, or $4.8 million, to $15.8 million from $11.0 million for the six months ended December 31, 1995 (the "1996 six months") primarily as a result of an increase in unit and dollar sales of the Company's prescription products. The Company's prescription products accounted for 85.0% of net sales in the 1997 six months as compared to 77.7% of net sales in the 1996 six months. The over-the-counter products accounted for 15.0% of net sales in the 1997 six months, and 22.3% for the 1996 six months. The Company continues to invest a majority of its marketing funds in the Company's prescription products.

Gross Profit

Gross profit for the 1997 six months increased 46%, or $3.6 million, to $11.5 million from $7.9 million in the 1996 six months. As a percentage of net sales, gross profit grew to 73.3% in the 1997 six months from 71.9% in the 1996 six months primarily due to an increase in sales of the TRIAZ(R) products which has a higher gross profit than the Company's other products, an increase in the gross profit related to the Company's ESOTERICA(R) products, and a modest increase in the average sales price of the Company's products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the 1997 six months increased 32.6%, or $1.7 million, to $6.8 million from $5.1 million in the 1996 six months. The increase is primarily due to personnel costs attributable to an increase in variable compensation commensurate with increased sales volume, personnel cost attributable to a rise in full-time equivalent employees, and cost of living salary adjustments. Selling, general and administrative costs also increased due to promotional costs attributable to increased advertising expenses for the Company's products. Selling, general and administrative costs, as a percentage of sales, have decreased 3.4% in the 1997 six months compared to the 1996 six months.

Research and Development Expenses

Research and development expenses in the 1997 six months increased 45.6% or $192,000 to approximately $613,000, from $421,000 in the 1996 six months primarily due to expansion of research and development activities of new projects and an increase in expenses associated with the clinical support of the Company's existing products.

Operating Income

Operating income during the 1997 six months increased 84.2% or, $1.8 million to $3.9 million from $2.1 million in the 1996 six months. This increase was primarily a result of higher sales volume coupled with a 1.4% increase in the Company's gross profit as a percentage of net sales and a decrease in selling, general, and administrative costs as a percentage of net sales.

Interest Income (Expense)

Interest income in the 1997 six months increased to $1.4 million from approximately $32,000 in the 1996 six months, primarily due to higher cash and short-term investment balance in the 1997 six months. Cash and short-term investments balances have increased primarily due to the Company's public offering which raised approximately $95.7 million before any related expenses and the Company's cash flow from operations. Interest expense in the 1997 six months decreased 56.5%, or approximately $21,000, to $16,000 from $38,000 in the 1996 six months.

Income Tax Benefit (Expense)

Income tax benefit (expense) during the 1997 six months increased $1.6 million to a benefit of $1.5 million from an expense of $59,000 in the 1996 six months. During the first quarter of fiscal 1997, the Company reassessed the estimated amount of valuation allowance required in light of the funds to be received from the public offering to reduce deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109") to an amount the Company, with consultation from its independent accountants, believed appropriate. Accordingly, a credit to income tax benefit of $2.0 million was reflected in the first quarter of fiscal 1997's Condensed Consolidated Statement of Operations and the corresponding deferred tax asset on the Company's Condensed Consolidated Balance Sheets. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future competitive and market conditions. No such income tax benefit was recorded in the 1996 six months.

Net Income

Net income during the 1997 six months increased approximately 234.4%, or $4.8 million, to $6.8 million from $2.0 million in the 1996 six months. The increase was primarily attributable to an increase in sales volume, an increase in gross profit as a percentage of net sales and the recording of the $2.0 million income tax benefit in the 1997 six months.

Liquidity and Capital Resources

At December 31, 1996 and June 30, 1996, the Company had cash equivalents and short-term investments of approximately $104.4 million and $8.0 million, respectively. The Company's working capital was $110.6 million and $12.4 million at December 31, 1996 and June 30, 1996, respectively. The increase in working capital is primarily attributable to the Company's public offering of approximately $95.7 million before related expenses, income from operations of approximately $2.3 million, the $2.0 million income tax benefit and funds received due to the exercise of stock options of approximately $2.1 million.

At December 31, 1996 and June 30, 1996, the Company had inventories of $1.4 million and $2.1 million, respectively. The decrease in the Company's inventory balance is primarily due to a decrease in the level of inventory at the Company's manufacturers attributable to their production cycle, which is reflected in the Company's inventory balance.

At December 31, 1996 and June 30, 1996, the Company had accounts payable balances of $2.0 million and $3.3 million, respectively. The decrease in the Company's accounts payable balance is primarily due to amounts due manufacturers attributable to their inventory production cycle.

During the first quarter of fiscal 1997, the Company reassessed the estimated amount of valuation allowance required or necessary to reduce deferred tax assets available in accordance with SFAS No. 109 to an amount the Company, with consultation from its independent accounts, believed appropriate. Accordingly, a deferred tax asset of an additional $2.0 million was reflected in the consolidated balance sheet and a credit to deferred tax benefit of $2.0 million in the consolidated income statement. The amount of net deferred tax assets available that are estimated to be recoverable was based upon the Company's assessment of the likelihood of near-term operating income coupled with the uncertainties with respect to the impact of future competitive and market conditions. The amount of deferred tax asset available that ultimately will be realized will depend upon future events which are uncertain.

On October 2, 1996, the Company completed a public offering for 1,850,000 primary shares of the Company's Class A Common Stock at a price of $45.00 per share. The underwriters also exercised the over allotment option of 277,500 shares at a price of $45.00 per share. Gross proceeds from the offering before related expenses totaled $95,737,500. The Company anticipates using the proceeds from the offering for marketing expenses associated with new product introductions, the licensing or acquisition of formulations, technologies, products or businesses, research and development, expansion of marketing and sales capabilities and general corporate purposes.

In November 1996, the Company increased its credit facility with Norwest Bank Arizona, N.A. from $5 million to $25 million. The credit facility is secured by principal assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition and result of operations. This credit facility has not been accessed by Medicis.

Subsequent to December 31, 1996, the Company agreed to acquire the United States and Canadian dermatology assets of Syntex USA, Inc. from various affiliates of Syntex and its parent company, F.Hoffmann-La Roche, Ltd. The Company, using cash reserves, will pay a total of up to $31 million, subject to adjustments, or less than 2.5 times sales over the past 12 months, for the purchased products. Consummation of the proposed transaction is subject to the conditions set forth in the purchase agreements, including the expiration of the Hart-Scott-Rodino waiting period. The parties intend to consummate the transaction as soon as possible upon satisfaction of such conditions. The purchased products include the prescription topical steroid brands LIDEX(R) and SYNALAR(R). These topical corticosteroids combat inflammatory skin diseases by reducing swelling and pain, relieving itching, and constricting blood vessels in the skin. The Company does not currently market any products in this category of dermatological care.

Part II.  Other Information

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 22, 1996, the Company held its 1996 Annual Meeting of Stockholders (the "Annual Meeting"). The holders of 7,077,640 shares of Class A Common Stock and 125,322 shares Class B Common Stock and 62,660 shares of Series B Automatically Convertible Preferred Stock were present in person or represented by proxy at the meeting. At the Annual Meeting the Company's stockholders approved the following:

     1)  Election of Directors

         The stockholders elected the following persons to serve as directors of the Company until their successors are duly elected and qualified. Votes were cast as follows:

                                                           Number of
                                                           Votes for Which
                                           Number of       Proxy Withheld
                                           Votes for       Authority

         Richard L. Dobson, M.D.           8,949,096       8,364
         Joseph Salvani                    8,949,096       8,364

     2) Amend and restate the Certificate of Incorporation increasing the number of authorized shares of Class A Common Stock and the number of authorized shares of Class B Common Stock. Votes were cast as follows:

     Number of         Number of         Number of            Broker
     Votes for       Votes Against   Votes Abstaining        Non-Votes

     5,459,481         1,794,544          48,988             1,654,447

     3) Approve the adoption of the 1996 Stock Option Plan, (the "1996 Plan"). The 1996 Plan provides for the reservation of 1,300,000 shares of Class A Common Stock for issuance pursuant to incentive stock options or non-qualified options. Votes were cast as follows:

     Number of         Number of         Number of            Broker
     Votes for       Votes Against   Votes Abstaining        Non-Votes

     4,389,241         2,515,805          59,666             1,992,748

     4) Approve the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 1996. Votes were cast as follows:

     Number of         Number of         Number of            Broker
     Votes for       Votes Against   Votes Abstaining        Non-Votes

     8,823,995            5,548           41,042               86,875


Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     No. 10.72(c)  SECOND AMENDMENT TO CREDIT AND SECURITIY AGREEMENT made as of the 22nd day of November 1996 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association, as successor-in-interest to NORWEST BUSINESS CREDIT, INC., a Minnesota corporation ("Lender").

     No. 10.77     SECURITIES ACCOUNT PLEDGE AND SECURITY AGREEMENT made as of the 22nd day of November 1996 by and between MEDICIS
                   PHARMACEUTICAL CORPORATION,  a Delaware corporation
                   ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association (Lender").

     No. 10.78     ACKNOWLEDGMENT OF CONTROL OF PLEDGED SECURITIES ACCOUNT dated
                   November 22, 1996 by and among Norwest Bank Arizona and
                   Medicis Pharmaceutical Corporation and Norwest Bank
                   Minnesota.

     No. 11.1      Computation of Per Share Earnings

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDICIS PHARMACEUTICAL CORPORATION



Date: 02/10/97                          By:      /s/ Jonah Shacknai
      -----------                          ------------------------------
                                           Jonah Shacknai
                                           Chairman and Chief Executive Officer



Date: 02/10/97                          By:      /s/ Mark A. Prygocki Sr.
      -----------                          ------------------------------
                                           Mark A. Prygocki, Sr.
                                           Chief Financial Officer
                                           and Assistant Treasurer

                      MEDICIS PHARMACEUTICAL CORPORATION
                                FORM 10-Q
                              EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.72(c)	SECOND AMENDMENT TO CREDIT AND SECURITIY AGREEMENT made as of the 22nd day of November 1996 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association, as successor-in-interest to NORWEST BUSINESS CREDIT, INC., a Minnesota corporation ("Lender").

10.77 SECURITIES ACCOUNT PLEDGE AND SECURITY AGREEMENT made as of the 22nd day of November 1996 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association (Lender").

10.78 ACKNOWLEDGMENT OF CONTROL OF PLEDGED SECURITIES ACCOUNT dated November 22, 1996 by and among Norwest Bank Arizona and Medicis Pharmaceutical Corporation and Norwest Bank Minnesota

11              Statements re:  Computations of Net Income Per Share

27              Financial Data Schedule

               SECOND AMENDMENT TO CREDIT AND SECURITY AGREEMENT


	THIS SECOND AMENDMENT TO CREDIT AND SECURITY AGREEMENT (the "Amendment") is made as of the 22nd day of November, 1996 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association, as successor-in-interest to NORWEST BUSINESS CREDIT, INC., a Minnesota corporation ("Lender").

                               R E C I T A L S:

	WHEREAS, Borrower and Norwest Business Credit, Inc. ("NBCI") are parties to that certain Credit and Security Agreement dated as of August 3, 1995, as modified by letter agreements dated March 6, 1996 and April 11, 1996 and First Amendment to Credit and Security Agreement dated as of May 29, 1996 among Borrower, NBCI and Lender (collectively, the "Credit Agreement"), pursuant to which Lender agreed to make available to Borrower, on a revolving basis, a sum not to exceed $2,000,000 (the "Revolving Loan"), which Revolving Loan is evidenced by that certain Promissory Note dated August 3, 1995 from Borrower to NBCI in an amount not to exceed $2,000,000 (the "Revolving Note"), and committed to advance $3,000,000 (the "Term Credit Facility") to finance capital expenditures, product development costs, brand purchase contracts, licensing agreements and other financial needs mutually agreed upon in writing by Borrower and Lender in their sole and absolute discretion, which Term Credit Facility is evidenced by that certain Multiple Advance Note dated May 29, 1996 from Borrower to Lender in an amount not to exceed $3,000,000 (the "Term Note");

	WHEREAS, Borrower and Norwest Bank Minnesota, National Association, in its capacity as investment advisor under the Investment Advisory Agreement ("Account Holder"), are parties to that certain Investment Advisory Agreement dated as of October 17, 1996 (the "Investment Agreement"), pursuant to which Account Holder has opened and maintains that certain Reserve Asset Management Account No. 13275500 (such account and any other accounts established pursuant to the Investment Agreement are collectively referred to as the "Securities Account") and holds in the Securities Account all cash and securities initially deposited plus any additional cash and securities that may be received from time to time for the Securities Account;

	WHEREAS, Borrower has requested that Lender commit to advance an additional $20,000,000 revolving credit facility (the "Acquisitions Credit Facility") to finance acquisition of complementary businesses, brand product lines, brand purchase contracts, licensing agreements, and internal product research and development costs, and Lender has agreed thereto on the terms and conditions set forth herein;

	NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower and Lender, intending to be legally bound, agree as follows:


	1.	INTERPRETATION.  Except as otherwise defined herein, all
capitalized terms used herein shall have the meanings ascribed thereto in the Credit Agreement.

	2.	RECITALS.  The recitals set forth above are true and accurate in every respect.

	3.	OUTSTANDING INDEBTEDNESS.  As of November 22, 1996: the
outstanding principal balance of the Revolving Loan is $0.00 and the accrued and unpaid interest on the Revolving Loan is $0.00; and the outstanding principal balance of the Term Credit Facility is $0.00 and the accrued and unpaid interest on the Term Credit Facility is $0.00.

	4.	NO OFFSETS.  Borrower acknowledges with respect to the amounts owing to Lender that, as of the date of execution of this Amendment, Borrower has no offset, defense or counterclaim with respect thereto, no claim or defense in the abatement or reduction thereof, or any other claim against Lender or with respect to any document forming part of the transaction in respect of which the Revolving Loan or the Term Credit Facility was made or forming part of any other transaction under which Borrower is indebted to Lender. Borrower acknowledges that all interest imposed under the Revolving Note and the Term Note through the date of execution hereof, and all fees and other charges that have been collected from or known by Borrower to have been imposed upon Borrower with respect to the Revolving Loan evidenced by the Revolving Note or the Term Credit Facility evidenced by the Term Note were and are agreed to, and were properly computed and collected, and that Lender has fully performed all obligations that it may have had or now have to Borrower, and Lender has no obligation to make any additional loan or extension of credit to or for the benefit of Borrower, except as provided in the Credit Agreement, as amended by this Amendment.

	5.	REPRESENTATIONS AND WARRANTIES OF BORROWER.  To induce Lender to enter into this Amendment and the arrangement contemplated by this Amendment, Borrower represents and warrants to Lender as follows:

		(a)	This Amendment and all other instruments executed and
delivered to Lender concurrently herewith, were executed in accordance with the requirements of law and in accordance with any requirements of Borrower's certificate of incorporation and bylaws and any amendments thereto.

		(b)	The execution and delivery of this Amendment and any
other instruments executed and delivered to Lender concurrently herewith, and the full and complete performance of the provisions hereof will not result in any breach of, or constitute a default under, or result in the creation of any lien, charge or encumbrance upon any property or assets of Borrower under any indenture, mortgage, deed of trust, bank loan or credit agreement or other instrument to which Borrower is a party or by which Borrower is bound, except for the lien in favor of Lender pursuant to the Security Accounts Pledge and Security Agreement of even date herewith between Borrower and Lender.

		(c)	The Loan Documents executed by Borrower and this
Amendment are the legal, valid and binding obligations of Borrower enforceable against Borrower in accordance with their terms.

		(d)	Except as previously disclosed to Lender in writing,
there are no actions, suits or proceedings pending or, to the knowledge of the Borrower, threatened against or affecting Borrower or any of its Subsidiaries or the properties of Borrower or any of its Subsidiaries before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which, if determined adversely to the Borrower or any of its Subsidiaries, would have a material adverse effect on the financial condition, properties or operations of the Borrower or any Subsidiaries and where such claim(s) exceed $20,000, individually, or $50,000 in the aggregate.

		(e)	Except for the sale of TRIAZ under an Applicable
License, Borrower has not derived ten percent (10%) or more of Borrower's Net

Sales in any Fiscal Year from any Applicable License as described in Section
6.14 of the Credit Agreement.

		(f)	Except as disclosed by Borrower to Lender in writing
on or before thirty (30) days after the execution and delivery of this Amendment, Borrower does not have any new patent applications pending since
May 29, 1996 before the PTO Office; and none of the pending patent applications as of May 29, 1996 and thereafter has yet been approved by the PTO Office.

		(g)	There are no oral agreements, understandings or course
of conduct that would modify, amend, rearrange, vary, diminish or impair the Loan Documents or the obligation of Borrower to pay the indebtedness evidenced thereby or to perform fully the obligations of Borrower in strict accordance with the Loan Documents, or which would permit Borrower to void or avoid its obligations in whole or in part.

		(h)	All of the respective representations and warranties
made by Borrower in the Loan Documents remain true, complete and correct as of the date hereof, including, without limitation, the representations and warranties in Section 5 of the Credit Agreement, except to the extent of any changes to such representations and warranties previously disclosed in writing to Lender.

No representation or warranty made by Borrower and contained herein or in the other Loan Documents, and no certificate, information or report furnished or to be furnished by Borrower in connection with any of the Loan Documents or any of the transactions contemplated hereby or thereby, contains or will contain a misstatement of material fact, or omits or will omit to state a material fact required to be stated in order to make the statements contained herein or therein not misleading in the light of the circumstances under which such statements were made.

	6.	CONTINUED ENFORCEABILITY OF LOAN DOCUMENTS.  Except as modified herein, all of the terms and provisions of the Loan Documents remain in full force and effect. In the event of any conflict between the terms and provisions of this Amendment and the terms and provisions of the Loan Documents, the terms and provisions of this Amendment shall govern and prevail. Borrower acknowledges, confirms and ratifies the enforceability of the Credit Agreement, the Revolving Note, the Term Note and the Loan Documents, as modified pursuant to this Amendment, and the continuing validity, enforceability and priority of the liens and security interests granted in the Loan Documents.

	7.	RELEASE OF CLAIMS.

		(a)	Borrower hereby releases Lender and its officers,
employees and agents from all claims and demands (known and unknown) it may have on the date hereof arising out of or in any way relating to the extension or denial of credit by Lender to Borrower or other matters relating to the indebtedness, any collateral securing payment and performance of such indebtedness, or any matter preliminary to the execution and delivery by Borrower and Lender of this Amendment. The release set forth above shall not extend to any claim arising after the date hereof to the extent based on acts or omissions of Lender occurring after such date, except that such release is specifically intended by the parties to include the transactions leading up to the execution of this Amendment. This Amendment and the release provisions contained in this SECTION 7 are contractual, and not a mere recital.

		(b)	Borrower acknowledges and agrees that Lender is not,
and shall not be, obligated in any way to continue or undertake any loan, financing or other credit arrangement with Borrower, including, without limitation, any renewal of the indebtedness evidenced by the Loan Documents, except on the terms and subject to the conditions set forth in the Loan Documents as hereby amended and modified.

		(c)	Borrower understands and acknowledges that Lender and
Account Holder are separate and distinct corporate entities, as well as affiliate corporations, and Borrower has knowingly and consciously made the determination to proceed with the credit arrangements with Lender as provided in this Credit Agreement and to maintain the investment advisor and custodian relationship with Account Holder as provided in the Investment Agreement. Borrower (i) knowingly waives and releases Lender for, from and against any claim, demand, cause of action, liability, damages and expenses incurred by Borrower and (ii) covenants and agrees that it will not claim, or attempt to claim, rights of setoff, off-set, recoupment or the like against Lender, in the case of both clauses (i) and (ii), arising out of, based upon, relating to, or otherwise occurring as a result of, any acts or omissions of, or any breach of contract or tort or any other theory of liability by, Account Holder. This provision is not intended to affect any rights or remedies of Borrower against Lender pursuant to the Credit Agreement.

	8.	CONDITIONS OF CLOSING.  Lender's obligation to enter into this
Amendment and the other documents and instruments required hereunder shall be subject to the satisfaction of all of the following conditions on or before November 22, 1996 (the "Closing" or the "Closing Date") in a manner, form and substance satisfactory to Lender, which conditions may be waived by Lender in writing in its sole and absolute discretion:

		(a)	On the Closing Date, the representations and warranties
of Borrower set forth in the Loan Documents shall be true and correct in all material respects when made and at and as of the time of the Closing.

		(b)	The following shall have been delivered to Lender, each
duly authorized, executed and acknowledged, where applicable:

			(i)	This Amendment.

			(ii)	The Acquisitions Revolving Note from Borrower
payable to Lender in the original principal amount not to exceed $20,000,000.

			(iii)	A Pledge and Security Agreement from Borrower
to Lender with respect to the Securities Account and the financial assets and securities entitlements held therein, together with an Acknowledgment of Control of Pledged Securities Account from Borrower and Account Holder.

			(iv)	A UCC-1 Financing Statement from Borrower in
favor of Lender to be filed in the central filing agency of the State of Minnesota with respect to the Securities Account and the financial assets and securities entitlements held therein.

			(v)	A UCC-1 Financing Statement from Borrower in
favor of Lender to be filed in the central filing agency of the State of Arizona with respect to the Securities Account and the financial assets and securities entitlements held therein.

		(c)	Borrower shall have performed and complied in all
material respects with all agreements and conditions contained in the Loan Documents to be performed by or complied with by Borrower prior to or at the Closing, and no Event of Default or Default shall have occurred and be continuing or would occur by Borrower entering into this Amendment and each condition precedent to the effectiveness of each of the Loan Documents shall have been satisfied.

		(d)	Lender shall have received such documents as Lender
shall require to establish the proper organization and good standing of Borrower, the authority of Borrower to execute this Amendment and any other documents or instruments required hereunder, and evidence that all approvals and/or consents of, or other action by, any shareholder, governmental agency or other Person whose approval or consent is necessary or required to enable Borrower to (a) enter into and perform its obligations under the Loan Documents and (b) grant to Lender the Security Interests, have been obtained.

		(e)	All filings of Uniform Commercial Code financing
statements and other filings and actions necessary to perfect and maintain the Security Interests as first, valid and perfected security interest in the Collateral shall have been filed or taken (or such filings delivered for filing immediately following the Closing, to Lender or a third party acceptable to Lender) and confirmation thereof shall have been received by Lender.

		(f)	Lender shall have determined to its satisfaction that,
as of the Closing Date, there has been no material adverse change in the financial condition of Borrower from the financial statements dated as of September 30, 1996 and other documents submitted by Borrower to Lender prior to the Closing Date.

		(g)	Borrower shall have paid to Lender an origination fee
of $40,000, which shall be fully earned and non-refundable upon Lender's execution and delivery of this Amendment (Lender shall pay its attorneys' fees associated with negotiating and preparing this Amendment and the related documents). In the event that all or any portion of the Acquisitions Credit Facility is refinanced, amortized over a specified term by Lender prior to November 22, 1998, extended or increased, the pro rata unused portion of the origination fee will be applied as a credit to the loan fees payable by Borrower in connection with such refinancing. With respect to a refinancing of the Acquisitions Credit Facility, for example, if the origination fee (net of Lender's costs and expenses incurred in connection with this Second Amendment) is $25,000 and Borrower elects to refinance $10,000,000 of the Acquisitions Credit Facility on the first year anniversary of the Second Amendment, $6,250 of the origination fee in connection with the Second Amendment will be applied as a credit to the loan fees in connection with such refinancing. With respect to an extension or increase of the Acquisitions Credit Facility, for example, if the origination fee (net of Lender's costs and expenses incurred in connection with this Second Amendment) is $25,000 and Borrower elects to extend or increase the Acquisitions Credit Facility on the first year anniversary of the Second Amendment, $12,500 of the origination fee in connection with the Second Amendment will be applied as a credit to the loan fees in connection with such increase or extension of the Acquisitions Credit Facility and the loan fee will be based upon the full amount of the Acquisitions Credit Facility for the entire remaining term of the Acquisitions Credit Facility.

                (h) Lender shall be satisfied that (a) Borrower has good and indefeasible title to all of the Collateral and (b) Borrower at all times shall be entitled to the use and quiet enjoyment of all assets necessary and desirable for the continued ownership and operation of Borrower's business, including, without limitation, the use of equipment, licenses, fixtures and warehouses.

	9.	DEFINITIONS.  (a) The definitions of "Agreement", "Collateral",

"Default Period", "Default Rate", "Floating Rate", "Loan", "Loan Documents", "Note" and "Permitted Investments" in Section 1.1 of the Credit Agreement are hereby deleted in their entirety and the following inserted therefor:

			"Agreement" means this Credit and Security Agreement, as
                 it may be amended, modified, supplemented, restated or replaced from time to time.

			"Collateral" means all of the Equipment, General
                 Intangibles, Inventory, Receivables, securities, non-competition agreements, fixtures, leasehold improvements, leasehold estates, bonds, insurance policies, licenses owned by Borrower and all sums on deposit in any collateral account, the Securities Account and the financial assets and security entitlements in connection therewith, together with all substitutions and replacements for and products of any of the foregoing Collateral and together with proceeds of any and all of the foregoing Collateral and, in the case of all tangible Collateral, together with all accessions and together with
                 (i) all accessories, attachments, parts, equipment and repairs now or hereafter attached or affixed to or used in connection with any such goods, and (ii) all warehouse receipts, bills of lading and other documents of title now or hereafter covering such goods.

			"Default Period" means the period following the
                 occurrence of a Default or Event of Default which period shall continue until and unless the Lender shall thereafter waive such Default or Event of Default in writing or Borrower shall cure such Default or Event of Default within the applicable cure period, if any.

			"Default Rate" means at any time the Floating Rate plus
                 200 basis points, which Default Rate shall change when and as the Floating Rate changes.

			"Floating Rate" means 150 basis points in excess of the
                 30-day London interbank offered rate for U.S. dollar deposits (expressed as an annual rate) as of 11:00 a.m. (London time) on the first Banking Day of each calendar month (rounded up to the nearest 1/16 of 1%, as quoted on Telerate page 3750 or on such replacement system as is then customarily used to quote the London interbank offered rate. If, on the first Banking Day of any month, there is no quoted London interbank offered rate for U.S. dollar deposits, the Floating Rate shall be determined as of the first calendar day thereafter that London interbank offered rates for U.S. dollar deposits are quoted. If two or more such rates appear on Telerate page 3750 or associated pages, the rate shall be the arithmetic mean of such offered rates (rounded up to the nearest 1/16 of 1%).

			"Loan" or "Loans" means the Revolving Credit Facility,
                 the Term Credit Facility or the Acquisitions Credit Facility and any other credit facility subsequently made available by Lender to Borrower, individually, and the Revolving Credit Facility, the Term Credit Facility and the Acquisitions Credit Facility and any other credit facility subsequently made available by Lender to Borrower, collectively.

			"Loan Documents" means this Agreement, the Notes, the
                 Financing Statements Form UCC-1, the Security Documents and all other documents previously, concurrently or hereafter executed or delivered in connection with the Revolving Credit Facility, the Term Credit Facility, the Acquisitions Credit Facility or any other Loans from Lender to Borrower.

			"Net Income After Taxes" means, for any period, Net
                 Income for such period less accruals for federal, state and local income taxes attributable to such Net Income.

			"Note" or "Notes" means, individually, the Revolving
                 Note, the Term Note, the Acquisitions Revolving Note or any other promissory notes evidencing Loans from Lender to Borrower, and, collectively, the Revolving Note, the Term Note, the Acquisitions Revolving Note and any other promissory notes evidencing Loans from Lender to Borrower.

			"Permitted Investments" means investments in direct
                 obligations of the United States of America or any agency or instrumentality thereof whose obligations constitute full faith and credit obligations of the United States of America having a maturity of one year or less, commercial paper issued by U.S. corporations rated "A-1" or "A-2" by Standard & Poor's Corporation or "P-1" or "P-2" by Moody's Investors Service or certificates of deposit or bankers' acceptances having a maturity of one year or less issued by members of the Federal Reserve System having deposits in excess of $100,000,000 (which certificates of deposit or bankers' acceptances are fully insured by the Federal Deposit Insurance Corporation), "Money Market Funds" acquired through an FDIC insured bank and/or a division or subsidiary thereof, any investments held by Account Holder pursuant to the Investment Agreement, as it may be amended pursuant to the Pledge and Security Agreement, any Permitted Investments held in fiduciary accounts (other than pursuant to the Investment Agreement), and any investments complying with the Medicis Pharmaceutical Corporate Investment Policy (as it may be amended pursuant to the Pledge and Security Agreement), attached as Exhibit "A" to the Acknowledgment of Control of Pledged Securities Account of even date herewith among Borrower, Lender and Account Holder, and held in fiduciary accounts (other than pursuant to the Investment Agreement).

and (b) Section 1.1 of the Credit Agreement is hereby amended to add the following definitions in proper alphabetical order:

			"Account Holder" means Norwest Bank Minnesota, National
                 Association, a national banking association, in its capacity as investment advisor under the Investment Advisory Agreement, its permitted successors and assigns, and any other financial institution holding Securities Accounts on behalf of Borrower pursuant to the Investment Agreement.

			"Acknowledgment of Control of Pledged Securities
                 Account" means that certain Acknowledgment of Control of Pledged Securities Account dated November 22, 1996 among Borrower, Lender and Account Holder, as it may be amended, modified, supplemented, replaced or restated from time to time.

			"Acquisitions Committed Amount" means a principal amount
                 of $20,000,000, as reduced from time to time in accordance with
                 Section 2.5 hereof.

			"Acquisitions Credit Facility" means the revolving
                 credit facility in a principal amount not to exceed the Acquisitions Committed Amount.

			"Acquisitions Revolving Note" means that certain
                 Acquisitions Revolving Note dated November 22, 1996 from Borrower to Lender in a principal amount not to exceed $20,000,000, and any note or notes taken in exchange therefor and any modifications, renewals or extensions thereof.

			"Investment Agreement" means that certain Investment
                 Advisory Agreement dated as of October 17, 1996 between Borrower, as principal, and Account Holder, as investment advisor and custodian, as it may be amended, modified, supplemented, replaced or restated from time to time.

			"Interest Coverage Ratio" means, for the period of
                 determination, on a consolidated basis, the ratio of earnings before interest expense and taxes to interest expense, as determined in accordance with GAAP.

			"Pledge and Security Agreement" means that certain
                 Securities Account Pledge and Security Agreement dated November 22, 1996 between Borrower and Lender, as it may be amended, modified, supplemented, replaced or restated from time to time.

			"Securities Account" means that certain Reserve Asset
                 Management Account No. 13275500 maintained with Account Holder, and any other accounts established pursuant to the Investment Agreement.

	10.	ADVANCES.  (a) The preface to Section 2.1 of the Credit
Agreement is hereby deleted in its entirety and the following inserted therefor:

			Section 2.1 ADVANCES. The Lender agrees, on the terms and subject to the conditions herein set forth, to make Advances to the Borrower from time to time during the period from the date hereof to and including the Termination Date with respect to the Revolving Credit Facility and Term Credit Facility, and November 22, 1998 with respect to the Acquisitions Credit Facility, or the earlier date of termination in whole of the Revolving Credit Facility, the Term Credit Facility and the Acquisitions Credit Facility pursuant to Sections 2.4(a) or 8.2 hereof, in an aggregate amount at any time outstanding not to exceed the Borrowing Base, with respect to the Revolving Credit Facility, the Maximum Amount, with respect to the Term Credit Facility, and the Acquisitions Committed Amount, with respect to the Acquisitions Credit Facility, which Advances shall be secured by the Collateral as provided in Article 3 hereof. The Revolving Credit Facility and the Acquisitions Credit Facility shall be revolving credit facilities and it is contemplated that the Borrower will request Advances, make prepayments and request additional Advances thereunder, and the Term Credit Facility shall be a term facility and it is contemplated that Borrower will request Advances for capital expenditures, product development costs, brand purchase contracts, licensing agreements and other purposes mutually agreed upon in writing by Borrower and Lender in their sole and absolute discretion, which Advances will be repaid in accordance with the terms of this Agreement. The Borrower agrees to comply with the following procedures in requesting Advances under this Section 2.1:

(b) Section 2.1(a) of the Credit Agreement is hereby deleted in its entirety and the following inserted therefor:

			(a)	The Borrower will not request any Advance under
                 this Section 2.1 with respect to the Revolving Credit Facility if, after giving effect to such requested Advance, the sum of the outstanding and unpaid Advances under this Section 2.1 or otherwise, with respect to the Revolving Credit Facility, would exceed the Borrowing Base.

and (c) Section 2.1(b) of the Credit Agreement is hereby deleted in its entirety and the following inserted therefor:

			(b)	Each request for an Advance under this
                 Section 2.1 shall be made to the Lender prior to 11:00 a.m. (Phoenix time) of the day of the requested Advance by the Borrower. Each request for an advance may be made in writing or by telephone, specifying the date of the requested Advance and the amount thereof, and (i) shall specify whether it is an Advance under the Revolving Credit Facility, the Term Credit Facility or the Acquisitions Credit Facility and the purpose of the Advance, and (ii) shall be made by (A) any officer of the Borrower; or (B) any person designated as the Borrower's agent by any officer of the Borrower in a writing delivered to the Lender; or (C) any person reasonably believed by the Lender to be an officer of the Borrower or such a designated agent.

	11.	NOTE.  Section 2.2 of the Credit Agreement is hereby deleted in its entirety and the following inserted therefor:

			Section 2.2 NOTES. All Advances made by the Lender under this Section 2.1 shall be evidenced by and repayable with interest in accordance with the Note, the Term Note or the Acquisitions Revolving Note. The principal of the Note shall be payable as provided herein and on the earlier of the Termination Date or acceleration by the Lender pursuant to
                 Section 8.2 hereof, and shall bear interest as provided herein. The principal of the Term Note shall be payable as provided herein and shall bear interest as provided herein, and, absent acceleration by the Lender pursuant to Section 8.2 hereof, shall be amortized commencing on the Termination Date as provided herein and shall be due and payable on the Maturity Date. The principal of the Acquisitions Revolving Note shall be payable as provided herein and on the earlier of November 22, 1998 or acceleration by the Lender pursuant to
                 Section 8.2 hereof, and shall bear interest as provided herein.

	12.	INTEREST.  Section 2.3(a) of the Credit Agreement is hereby
deleted in its entirety and the following inserted therefor:

			(a)	Except as otherwise provided in Section 2.13,
                 clause (b), the principal of the Loans outstanding from time to time during any month shall bear interest (computed on the basis of actual days elapsed in a 360-day year) at the Floating Rate; provided, however, that from the first day of any month during which any Default or Event of Default occurs or exists at any time, in the Lender's discretion and without waiving any of its other rights and remedies, the principal of the Loans outstanding from time to time shall bear interest at the Default Rate during the entire Default Period; and PROVIDED, FURTHER, that in any event no rate change shall be put into effect which would result in a rate greater than the highest rate permitted by applicable law. Interest accruing on the principal balance of the Advances outstanding from time to time shall be payable on the first day of each succeeding month and on the Termination Date (with respect to the Revolving Credit Facility and the Term Credit Facility) or November 22, 1998 (with respect the Acquisitions Credit Facility), or earlier demand or prepayment in full. The Borrower agrees that the interest rate contracted for includes the interest rate set forth herein, plus any other charges or fees set forth herein and costs and expenses incident to this transaction paid by the Borrower to the extent the same are deemed interest under applicable law. In the event, and on each occasion, that Lender shall have determined that dollar deposits in the aggregate amount of the Acquisition Credit Facility Advances are not generally available in the London interbank market, or that the rates at which such dollar deposits are being offered will not adequately and fairly reflect the cost to Lender of making or maintaining the outstanding Acquisitions Credit Facility Advances, or that reasonable means do not exist for ascertaining the Floating Rate, Lender shall, as soon as practicable thereafter, give written or facsimile transmission notice of such determination to Borrower. In the event of any such determination, until Lender shall have advised Borrower that the circumstances giving rise to such notice no longer exist, the interest rate on any outstanding Acquisitions Credit Facility Advances shall be the Base Rate, as such Base Rate changes from time to time, plus 125 basis points. Each determination by Lender hereunder shall be conclusive absent manifest error.

	13.	MANDATORY Prepayment.  Section 2.5 of the Credit Agreement is
hereby deleted in its entirety and the following inserted therefor:

			Section 2.5  REMARGINING AND MANDATORY PREPAYMENT OF
                 CREDIT FACILITIES.      (a)     If, as of the end of any
                 calendar month, the sum of the Acquisitions Committed Amount, the Revolving Credit Facility Commitment and the Term Loan Maximum Amount is greater than eighty percent (80%) of the "Market Value of the Securities Account" (as defined below), then, on or before five (5) Banking Days after Borrower's receipt of written notice thereof, Borrower shall cause the sum of the Acquisitions Committed Amount, the Revolving Credit Facility Commitment and the Term Loan Maximum Amount to equal seventy-five percent (75%) or less of the Market Value of the Securities Account (based upon the immediately prior month-end valuation) by (a) notifying Lender in writing of its election to reduce the Acquisitions Committed Amount and, if the then outstanding principal balance of the Acquisitions Credit Facility is greater than the Acquisitions Committed Amount, prepaying the Advances to the extent necessary to reduce the sum of the outstanding principal balance of the Advances with respect to the Acquisitions Credit Facility to the Acquisitions Committed Amount or less, and/or (b) depositing additional cash or financial assets into the Securities Account. To the extent that Borrower notifies Lender in writing of its election to reduce the Acquisitions Committed Amount, the Acquisitions Committed Amount may not be increased without the written consent of Lender, which consent may be given or withheld in Lender's sole and absolute discretion. For purposes hereof, the "Market Value of the Securities Account" means the value of all of the financial assets in the Securities Account and, with respect to all non-cash financial assets, the value of such financial assets marked-to-market as of the close of business on the last Banking Day of the immediately preceding month. Any payment received by the Lender under this
                 Section 2.5(a) or under Section 2.4 may be applied to the Advances under the Acquisitions Credit Facility, including interest thereon and any fees, commissions, costs and expenses due and unpaid hereunder and under the Security Documents, in such order and in such amounts as the Lender, in its discretion, may from time to time determine, and, if a Default or Event of Default has occurred and is continuing, to the Advances under the Acquisitions Credit Facility, the Term Credit Facility and/or the Revolving Credit Facility, including interest thereon and any fees, commissions, costs and expenses due and unpaid hereunder and under the Security Documents, in such order and in such amounts as the Lender, in its discretion, may from time to time determine.

			(b)	Without notice or demand, if the sum of the
                 outstanding principal balance of the Advances with respect to the Revolving Note shall at any time exceed the Borrowing Base, or, except as provided in Section 2.5(a) above, if the sum of the outstanding principal balance of the Advances with respect to the Acquisitions Credit Facility shall at any time exceed the Acquisitions Committed Amount, Borrower shall within forty-eight (48) hours (excluding Saturdays, Sundays and Holidays) thereof prepay the Advances to the extent necessary to reduce the sum of the outstanding principal balance of the Advances with respect to the Revolving Note to the Borrowing Base and/or reduce the sum of the outstanding principal balance of the Advances with respect to the Acquisitions Credit Facility to the Acquisitions Committed Amount. Any payment received by the Lender under this Section 2.5(b) or under
                 Section 2.4 may be applied to the Advances under the Revolving Credit Facility or the Advances under the Acquisitions Credit Facility, as applicable, including interest thereon and any fees, commissions, costs and expenses due and unpaid hereunder and under the Security Documents, in such order and in such amounts as the Lender, in its discretion, may from time to time determine, and, if a Default or Event of Default has occurred and is continuing, to the Advances under the Revolving Credit Facility, the Term Credit Facility and/or the Acquisitions Credit Facility, including interest thereon and any fees, commissions, costs and expenses due and unpaid hereunder and under the Security Documents, in such order and in such amounts as the Lender, in its discretion, may from time to time determine.

	14.	USE OF PROCEEDS.  Section 2.8 of the Credit Agreement is hereby deleted in its entirety and the following inserted therefor:

			Section 2.8 USE OF PROCEEDS. The proceeds of Advances with respect to the Revolving Credit Facility shall be used by the Borrower for ordinary working capital purposes. The proceeds of Advances with respect to the Term Credit Facility shall be used by the Borrower for capital expenditures, product development costs, brand purchase contracts, licensing agreements and other purposes mutually agreed upon in writing by Borrower and Lender in their sole and absolute discretion. The proceeds of Advances with respect to the Acquisitions Credit Facility shall be used by the Borrower for financing acquisition of complementary businesses, brand product lines, brand purchase contracts, licensing agreements, and internal product research and development costs.

	15.	FEES.  Section 2.11 of the Credit Agreement is hereby amended to add the following:

			(d)	Borrower hereby agrees to pay to Lender an
                 origination fee of $40,000, which shall be fully earned and non-refundable upon Lender's execution and delivery of the Second Amendment (Lender shall pay its attorneys' fees associated with negotiating and preparing the Second Amendment and the related documents). In the event that all or any portion of the Acquisitions Credit Facility is refinanced, amortized over a specified term by Lender prior to November 22, 1998, extended or increased, the pro rata unused portion of the origination fee will be applied as a credit to the loan fees payable by Borrower in connection with such refinancing, extended or increased. With respect to a refinancing of the Acquisitions Credit Facility, for example, if the origination fee (net of Lender's costs and expenses incurred in connection with this Second Amendment) is $25,000 and Borrower elects to refinance $10,000,000 of the Acquisitions Credit Facility on the first year anniversary of the Second Amendment, $6,250 of the origination fee in connection with the Second Amendment will be applied to the loan fees in connection with such refinancing. With respect to an extension or increase of the Acquisitions Credit Facility, for example, if the origination fee (net of Lender's costs and expenses incurred in connection with this Second Amendment) is $25,000 and Borrower elects to extend or increase the Acquisitions Credit Facility on the first year anniversary of the Second Amendment, $12,500 of the origination fee in connection with the Second Amendment will be applied to the loan fees in connection with such increase or extension of the Acquisitions Credit Facility and the loan fee will be based upon the full amount of the Acquisitions Credit Facility for the entire remaining term of the Acquisitions Credit Facility.

	16.	CONDITIONS PRECEDENT TO THE INITIAL ADVANCE.  (a) the preface to Section 4.1 of the Credit Agreement is deleted in its entirety and the following inserted therefor:

			Section 4.1	CONDITIONS PRECEDENT TO THE INITIAL
                 ADVANCE.        The obligation of the Lender to make the
                 initial Advance under the Loans shall be subject to the condition precedent that on or prior to the initial Advance Lender shall have received all of the following, each in form and substance satisfactory to Lender:

(b) Section 4.1 of the Credit Agreement is hereby amended to add the following:

				(w)	A replacement Revolving Note in the same
                 form as the Revolving Note, except that the interest rate will be the Floating Rate.

				(x)	A replacement Term Note in the same form
                 as the Term Note, except that the interest rate will be the Floating Rate.

				(y)	A Second Amendment to the Patent
                 Collateral Assignment and Security Agreement, in form and substance reasonably satisfactory to Lender, to include the Acquisitions Revolving Facility as part of the Obligations Secured and to include any new patent applications.

				(z)	A Second Amendment to the Trademark,
                 Tradename and Service Mark Collateral Assignment and Security Agreement, in form and substance reasonably satisfactory to Lender, to include the Acquisitions Revolving Facility as part of the Obligations Secured and to include any trademarks, tradenames and service marks.

				(aa)	An Assignment of Licenses and Trade
                 Secrets with respect to the TRIAZ license, in form and substance reasonably satisfactory to Lender, and Borrower shall use its best efforts to obtain the written consent on the licensor(s) under such License.

				(bb)	A certificate of the Secretary or an
                 Assistant Secretary of the Borrower, certifying as to the resolutions of the directors and, if required, the shareholders of the Borrower, authorizing the execution, delivery and performance of the Second Amendment, the Acquisitions Revolving Note, the Pledge and Security Agreement and the Acknowledgment of Control of Pledged Securities Account and all other documents and instruments incident thereto and to the transactions contemplated by the Second Amendment, reasonably satisfactory to Lender and its counsel.

				(cc)	An opinion of counsel to the Borrower,
                 addressed to Lender, with respect to the transactions contemplated by the Second Amendment, in form and substance reasonably satisfactory to Lender and its counsel.

	17.	CONDITIONS PRECEDENT TO ALL ADVANCES.  (a) Section 4.2 of the
Credit Agreement is hereby amended to add the following:

			(c)	Borrower has not been required to remargin the
                 Loans by depositing additional cash or financial assets into the Securities Account or by reducing the Acquisitions Committed Amount under the Acquisitions Credit Facility in any two (2) consecutive months, pursuant to Section 2.5(a).

	18.	FINANCIAL CONDITION; NO ADVERSE CHANGE.  Section 5.5 of the
Credit Agreement is hereby deleted in its entirety and the following inserted therefor:

			Section 5.5 FINANCIAL CONDITION; NO ADVERSE CHANGE.
                 The Borrower has heretofore furnished to the Lender audited financial statements of the Borrower for its Fiscal Year ended June 30, 1996 and unaudited financial statements of the Borrower for the months ended through September 30, 1996, and those statements fairly present the financial condition of the Borrower on the dates thereof and the results of its operations and cash flows for the periods then ended and were prepared in accordance with generally accepted accounting principles applied in a consistent manner. Since the date of the most recent financial statements of the Borrower, there has been no material adverse change in the business, properties or condition (financial or otherwise) of the Borrower.

	19.	LOCKBOX; COLLATERAL ACCOUNT.  Section 6.10(a) of the Credit
Agreement is hereby deleted in its entirety and the following inserted therefor:

			(a) At any time that an Advance is outstanding, the Borrower will irrevocably direct all present and future Account debtors and other Persons obligated to make payments constituting Collateral to make such payments directly to the Lockbox. All of the Borrower's invoices, account statements and other written or oral communications directing, instructing, demanding or requesting payment of any Account or any other amount constituting Collateral shall conspicuously direct that all payments be made to the Lockbox and shall include the Lockbox address. Upon confirmation of good, collected funds, all payments made to the Lockbox shall be processed to Borrower's operating account no. 6438801379 maintained with Lender. In Lender's sole and absolute discretion, all payments received in the Lockbox may be processed to the Collateral Account.

	20.	NET INCOME AFTER TAXES.  Section 6.12 of the Credit Agreement
is hereby deleted in its entirety and the following inserted therefor:

			Section 6.12	NET INCOME AFTER TAXES.	Borrower's
                 Net Income After Taxes, on a consolidated basis, shall be no less than the following for the following periods:


	[THE REMAINDER OF THIS PAGE IS LEFT INTENTIONALLY BLANK]

Period                                      Net Income After Taxes
--------                                    ----------------------
October 1, 1996 through March 31, 1997      $5,000,000
April 1, 1997 through June 30, 1997         $2,500,000
July 1, 1997 through December 31, 1997      $3,750,000
January 1, 1998 through June 30, 1998       $5,000,000
July 1, 1998 through September 30, 1998     $2,500,000
 and each three month period thereafter
 during the term of this Agreement

	21.	FINANCIAL COVENANTS.  Article 6 of the Credit Agreement is
hereby amended to add the following:

			Section 6.19 INTEREST COVERAGE RATIO. During the term of this Agreement, Borrower shall maintain, on a consolidated basis, measured quarterly as of the last day of each calendar quarter commencing with the calendar quarter ending
                 December 31, 1996, an Interest Coverage Ratio of no less than 3:1.

			Section 6.20	ADDITIONAL COLLATERAL.	Upon the
                 consummation of any transaction in which Borrower purchases, acquires or beneficially owns the majority of the stock or other securities of any Person (the "Transaction"), Borrower shall, within three (3) Banking Days after the consummation of such Transaction, provide written notice to Lender of the consummation of such Transaction with a reasonably adequate description of such Transaction. Borrower shall, upon the request of the Lender, promptly provide such additional information with respect to the Transaction and promptly execute and deliver, and cause such Person to execute and deliver, to Lender appropriate amendments to the Loan Documents, guaranties, pledge agreements, security agreements, deeds of trust, mortgages, financing statements and other documents which shall be in form and substance substantially similar to documents previously provided by Borrower (if any), or if not appropriate, in form and substance reasonably satisfactory to Lender, granting to Lender a first perfected lien in all of Borrower's interest in the Person and granting to Lender a first priority lien and security interest in the assets of such Person (or other collateral reasonably satisfactory to Lender), as additional Collateral for the Obligations.

	22.	INVESTMENTS AND SUBSIDIARIES.  Section 7.4 of the Credit
Agreement is hereby deleted in its entirety and the following inserted therefor:

			(a)	The Borrower will not purchase or hold (except
                 for the stock warrants and common stock of Dyad Pharmaceutical Corporation upon exercise thereof, and/or promissory note(s) in Dyad Pharmaceutical Corporation which rights to certain instruments are currently held by Borrower) beneficially any stock or other securities or evidences of indebtedness of, make or permit to exist any loans or advances to, or make any investment or acquire any interest whatsoever in, any other Person, including specifically, but without limitation, any partnership or joint venture, except for the following:

                                (i)     Permitted Investments;

				(ii)	advances in the form of progress
                        payments, prepaid rent or security deposits;

				(iii) strategic investments in bona fide third
                        party Persons and representing not more than ten percent (10%) of the beneficial interest in said Person, so long as Borrower provides to Lender a pledge of all of Borrower's beneficial interest in such Person, subject to no other liens or encumbrances.

				(iv) Transactions, so long as Borrower complies
                        with the provisions of Section 6.20 hereof.

				(v) loans to employees in an aggregate amount
                        outstanding at any time not to exceed $25,000; and

				(vi) other uses mutually agreed upon in writing
                        by Borrower and Lender in their sole and absolute discretion.

			(b)	The Borrower will not create or permit to exist
                 any Subsidiary, other than any Subsidiary in existence on the date hereof and listed in Exhibit B hereto, or created or existing pursuant to Section 6.20 hereof.

	23.	CONSOLIDATION AND MERGER; ASSET ACQUISITION.  Section 7.7 of the
Credit Agreement is hereby deleted in its entirety and the following inserted therefor:

			Section 7.7.	CONSOLIDATION AND MERGER; ASSET
                 ACQUISITION.    The Borrower will not consolidate with or merge
                 into any Person, or permit any other Person to merge into it unless Borrower will be the surviving Person in such merger.

	24.	RIGHTS AND REMEDIES.  Section 8.2 of the Credit Agreement is
hereby amended to add the following:

		Notwithstanding anything to the contrary contained above, Lender agrees to first exercise its rights and remedies against the Securities Collateral before exercising its rights and remedies against any other Collateral, provided and for so long as
                (a) Lender, as determined by Lender in its sole and absolute discretion, is not stayed or temporarily or permanently precluded from exercising its remedies with respect to the Securities Collateral, or otherwise prejudiced with respect to its rights and remedies against the other Collateral or with respect to other creditors of Borrower and (b) Lender determines, in its reasonable discretion, that the Securities Collateral will be sufficient to fully satisfy all of the Obligations of Borrower. In the event that Lender does exercise its rights and remedies against the Securities Collateral and Lender, in its reasonable discretion, determines that the proceeds are not, or will not be, sufficient to satisfy all of the Obligations of Borrower, Lender shall be entitled to immediately exercise all of its rights and remedies against the other Collateral.

	25.	COMPLIANCE CERTIFICATE.  Exhibit E to the Credit Agreement is
hereby deleted in its entirety and replaced by Exhibit E attached to the Second Amendment, which is incorporated in the Agreement by this reference.

	26.	PATENT APPLICATIONS.  On or before thirty (30) days after the execution and delivery of this Second Amendment, Borrower shall deliver to Lender a certified list of the additional patent applications filed with the PTO Office since May 29, 1996 and such list will be incorporated as a part of Exhibit F to the Credit Agreement and Schedule "A" to the Patent Collateral Assignment.

	27.	MISCELLANEOUS.

		(a)	ARBITRATION AGREEMENT; WAIVER OF RIGHT TO JURY TRIAL.
The Agreement contains an arbitration provision, governing law provision and waiver of right to jury trial. In the event of any dispute arising out of or related to this Amendment, the provisions of Section 9.12 of the Agreement shall apply.

		(b)	VOLUNTARY AGREEMENT.  Borrower represents and warrants
to Lender that (i) it is, or has had the opportunity to be, represented by legal counsel of its choice in regard to the transaction provided for by this Amendment and that such counsel (if engaged) has explained the significance of the terms, and the meaning and effect of this Amendment; (ii) it is fully aware and clearly understands all of the terms and provisions contained in this Amendment; (iii) it has voluntarily, with full knowledge and without coercion or duress of any kind, entered into this Amendment and the documents executed in connection with this Amendment; (iv) it is not relying on any representations, either written or oral, express or implied, made to it by Lender other than as set forth in this Amendment; and (v) the consideration received by Borrower to enter into this Amendment and the arrangement contemplated by this Amendment has been actual and adequate.

		(c)	ENTIRE AGREEMENT.  This Amendment and the Loan Documents
constitute the entire agreement among the parties as to the agreements and understandings contemplated by this Amendment. All parties to this Amendment acknowledge that there are no agreements, understandings, warranties or representations among the parties except as set forth in the Loan Documents and this Amendment.

		(d)	COUNTERPART EXECUTION.  This Amendment may be executed
in counterparts, each of which shall be deemed an original document, and all of which combined shall constitute a single document.

		(e)	WAIVER.  Neither this Amendment nor any of the
provisions hereof may be changed, waived, discharged or terminated, except by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.

		(f)	HEADINGS.   Paragraph or other headings contained in
this Amendment are for reference purposes only and are not intended to affect in any way the meaning or interpretation of this Amendment.

		(g)	SEVERABILITY.  If any clause or provision of this
Amendment is determined to be illegal, invalid, or unenforceable under any present or future law by the final judgement of a court of competent jurisdiction, such clause or provision shall be ineffective, but the remainder of this Amendment will not be affected thereby.

                (h) BINDING EFFECT. All of the provisions of this Amendment shall be binding upon and shall inure to the benefit of Borrower and Lender and their permitted successors and assigns, including, without limitation, any successor holder of any Note and any successor mortgagee/beneficiary under any security document.

		(i)	TIME OF THE ESSENCE.  Time is of the essence of each
and every provision under this Amendment.

		(j)	AMENDMENT.  Except as specifically set forth herein, the
Agreement and the other Loan Documents shall remain in full force and effect.
In the event of a conflict between the terms and provisions of this Amendment and the terms and provisions of the Agreement, the terms and provisions of this

Amendment shall govern and control. Nothing contained in this Amendment is intended to or shall be construed as relieving any person or entity, whether a party to this Amendment or not, of any of such person's or entity's obligations to Lender.

	IN WITNESS WHEREOF, this Amendment is executed to be effective as of the date first above written.

                                       BORROWER:

                                       MEDICIS PHARMACEUTICAL CORPORATION,
                                       a Delaware corporation

                                       By:  /s/ Mark A. Prygocki, Sr.
                                           ------------------------------------
                                       Name:  Mark A. Prygocki, Sr.
                                             ----------------------------------
                                       Title:  Chief Financial Officer
                                             ----------------------------------

                                       Execution Date: November 22, 1996


                                       LENDER:

                                       NORWEST BANK ARIZONA, NATIONAL
                                       ASSOCIATION, a national banking
                                       association



                                       By:  /s/ Jeffrey R. Wentzel
                                           ------------------------------------
                                       Name:  Jeffrey R. Wentzel
                                             ----------------------------------
                                       Title:   Vice President
                                              ---------------------------------

                                       Execution Date: November 22,1996


                                  EXHIBIT E

                           COMPLIANCE CERTIFICATE

	In accordance with our Credit and Security Agreement dated as of August 3, 1995, as amended (the "Credit Agreement"), attached are the financial statements of Medicis Pharmaceutical Corporation (the "Borrower") as of and for the month and year-to-date period ended ______________ __, 199_ (the "Current Financials")

	I certify that the Current Financials have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices reflected in the financial statements referred to in Section 5.5 of the Credit Agreement, subject to year-end audit adjustments, if applicable.

DEFAULTS AND EVENTS OF DEFAULT (check one)

	[   ]	I have no knowledge of the occurrence of any Default or Event of Default under the Credit Agreement which has not previously been reported to you and remedied.

	[   ]	Attached is a detailed description of all Defaults and Events of Default of which I have knowledge and which have not previously been reported to you and remedied.

	For the date and periods covered by the Current Financials, the Borrower is in compliance with the covenants set forth in Sections 6.12, 6.16, 6.18 and
7.10 of the Credit Agreement, except as indicated below. The calculations made to determine compliance are as follows:

Covenant                                     Actual                Requirement
--------                                     ------                -----------

6.12    Net Income After Taxes          $                         $
                                         --------------            ------------
6.16	Total Liabilities to
        Tangible Net Worth               --------------            ------------

6.18	Current Ratio
                                         --------------            ------------
6.18	Interest Coverage
	Ratio
                                         --------------            ------------
7.10    Capital Expenditures            $                 Maximum $
                                         --------------            ------------


        Date: ______________, 199__

                                       MEDICIS PHARMACEUTICAL CORPORATION,
                                       a Delaware corporation


                                       By:
                                          ----------------------------------
                                       Name:
                                            --------------------------------
                                       Title:
                                            --------------------------------

SECURITIES ACCOUNT PLEDGE AND SECURITY AGREEMENT


	THIS SECURITIES ACCOUNT PLEDGE AND SECURITY AGREEMENT (as it may be amended, supplemented, or otherwise modified from time to time, the "Agreement") is made as of the 22nd day of November, 1996 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association (Lender").

                             W I T N E S S E T H:

	WHEREAS, Borrower and Lender are parties to that certain Credit and Security Agreement dated as of August 3, 1995, as modified by letter agreements dated March 6, 1996 and April 11, 1996, First Amendment to Credit and Security Agreement dated as of May 29, 1996 and Second Amendment to Credit and Security Agreement dated as of November 22, 1996 (collectively, the "Credit Agreement"), pursuant to which Lender has advanced and/or committed to advance to Borrower a maximum aggregate amount not to exceed $25,000,000;

	WHEREAS, Borrower and Norwest Bank Minnesota, National Association ("Account Holder") are parties to that certain Investment Advisory Agreement dated as of October 17, 1996 (the "Investment Agreement"), pursuant to which Account Holder has opened and maintains that certain Reserve Asset Management Account No. 13275500 (such account and any other accounts established pursuant to the Investment Agreement are collectively referred to as the "Securities Account") and holds in the Securities Account all cash and securities initially deposited plus any additional cash and securities that may be received from time to time for the Securities Account;

	WHEREAS, in order to secure the obligations of Borrower under the Credit Agreement, Borrower desires to pledge and grant a security interest in and to all of Borrower's right, title and interest in and to the Securities Account and all financial assets now or hereafter held in the Securities Account and all security entitlements in connection therewith;

	NOW, THEREFORE, in consideration of the foregoing premises, the covenants and agreements contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower hereby agrees as follows:

	I.	DEFINITIONS.	Except as otherwise defined herein, all
capitalized terms used herein shall have the meanings ascribed thereto in the Credit Agreement.


	2.	GRANT OF SECURITY.	Borrower hereby pledges, conveys,
assigns, transfers and grants to Lender for its benefit a continuing security interest in all of Borrower's right, title and interest in and to the Securities Account and all financial assets in or credited to the Securities Account and all security entitlements (as defined in the Uniform Commercial Code as adopted in the States of Arizona or Minnesota, as applicable) now existing or hereafter arising in connection with or with respect to the Securities Account and all financial assets in respect of or relating to the Securities Account, including, without limitation, (i) all amounts, instruments, assets, accounts, general intangibles and contract rights in respect of or relating to the Securities Account, whether now owned or existing or hereafter arising or acquired,
(ii) all amounts from time to time invested by the Account Holder out of the Securities Account, and (iii) all renewals and replacements of the Securities Account, (iv) all interest accrued and accruing thereon and all investments and reinvestments of any amounts from time to time on deposit in the Securities Account, (v) all accounts, securities, general intangibles, contract rights or instruments arising out of or with respect to the Securities Account, and
(vi) all proceeds of any of the foregoing (the Securities Account and all rights and interests described in the foregoing clauses (i) through (vi) being collectively referred to as the "Securities Collateral") to secure the Obligations.

	3.	RIGHT TO DIRECT ACCOUNT HOLDER.	Provided that no Default or
Event of Default has occurred and is continuing, Borrower may effect Entitlement Orders, withdrawals, investment requests or directions to the Account Holder with respect to the Securities Collateral from time to time, provided that any such Entitlement Order, withdrawal, investment request or direction shall be made in strict accordance with the Investment Agreement and the Medicis Pharmaceutical Corporation Corporate Investment Policy, a copy of which is attached as EXHIBIT "A" to the Acknowledgment of Control of Pledged Securities Account of even date herewith among Borrower, Lender and Account Holder (the "Acknowledgment"), and, provided, further, before and after affecting the Entitlement Order, withdrawal, investment request or direction of Borrower, the "Market Value" (as defined below) of the financial assets in the Securities Account is and will continue to be $33,333,333.00 or more. For purposes hereof, the Market Value of the financial assets in the Securities Accounts means the value of all of the financial assets in the Securities Account and, with respect to all non-cash financial assets, the value of such financial assets marked-to-market as of the close of business on the last Banking Day of the immediately previous month. Notwithstanding anything to the contrary in the Acknowledgment, in the event that Account Holder elects to resign as investment advisor and custodian under the Investment Agreement, Borrower may select a successor Account Holder, subject to the reasonable approval of Lender (and provided that such successor Account Holder enters into an investment management or custodial agreement and an acknowledgment of control of pledged securities account agreement in substantially the form of the Acknowledgment), and Lender will notify Account Holder of such election and authorize Account Holder to pay over or deliver to such successor Account Holder any documents, instruments, certificates and securities with respect to the Securities Account.

	4.	SECURED OBLIGATIONS.  This Agreement secures, and the Securities
Collateral is collateral security for, the Obligations, including, without limitation, the prompt payment in full when due, whether at maturity, by optional or mandatory prepayment, upon acceleration, pursuant to a permitted demand, upon commencement of bankruptcy or insolvency proceedings, or otherwise (including, without limitation, the payment of amounts that would become due but for the operation of the automatic stay under Section 362(a) of the Bankruptcy
Code), of all Obligations of Borrower.

	5.	BORROWER REMAINS LIABLE.  Notwithstanding anything to the
contrary contained herein, (a) Borrower shall remain liable under the Investment Agreement between Borrower and Account Holder pertaining to the establishment and maintenance of the Securities Account to the extent set forth therein to perform its duties and obligations thereunder to the same extent as if this Agreement had not been executed, (b) the exercise by Lender of any of its rights hereunder shall not release Borrower from any of its duties or obligations under the Investment Agreement, and (c) Lender shall not have any obligation or liability under the Investment Agreement by reason of this Agreement, nor shall Lender be obligated to perform any of the obligations or duties of Borrower thereunder, to make any payment, to make any inquiry as to the nature or sufficiency of any payment received by Borrower or the sufficiency of any performance by any party under the Investment Agreement, or take any action to collect or enforce any claim for payment assigned hereunder.

	6.	EVENT OF DEFAULT.  Upon the occurrence and during the
continuation of a Default or an Event of Default, Lender shall have the right at any time to instruct Account Holder to (i) cease honoring all demands, request for trading, withdrawal, remittance or other requests and instructions by Borrower, whether such are made before or after Lender's instructions, unless consented to in writing by Lender, (ii) hold solely for the account of Lender the Securities Collateral held by Account Holder. In addition thereto, upon the occurrence and during the continuation of an Event of Default, the Securities Accounts shall be remitted directly to Lender at such time and in such manner as Lender shall instruct Account Holder in writing, and Lender shall have the sole control over the Securities Account and the sole right to exercise and enforce all rights and remedies with thereto, in a manner not inconsistent with the terms of the Loan Documents.

	7.	REPRESENTATIONS AND WARRANTIES.  The representations and
warranties of Borrower set forth in the Credit Agreement are hereby restated and apply fully to this Agreement. In addition, Borrower represents and warrants that:

		(a)	Borrower is the sole legal and beneficial owner of the
Securities Collateral free and clear of any lien, security interest, option or other charge or encumbrance; this Agreement creates a valid first lien on and valid first priority security interest in the Securities Collateral, securing the payment and performance of the Obligations; and, upon notice of the security interest created hereby to Account Holder, all actions necessary to perfect and protect such security interest have been duly made and taken.

		(b)	No consent, authorization, approval or other action by,
and no notice to or filing with, any governmental authority, regulatory body or any other Person, is required on the part of Borrower or, to Borrower's knowledge, on the part of Lender either for (i) the grant by Borrower of the security interest in the Securities Collateral pursuant to this Agreement or the execution, delivery or performance of this Agreement by Borrower, or
(ii) the perfection of Lender's security interest in the Securities Collateral, except notice to the Account Holder and filing of financing statements in the central filing offices in the States of Minnesota and Arizona, or (iii) the exercise or enforcement by Lender of the rights provided for in this Agreement or the remedies in respect of the Securities Collateral pursuant to this Agreement. Borrower has delivered to Lender a true and complete copy of the Investment Agreement and there are no amendments, restatements and/or other modifications to the Investment Agreement. No act, omission or event has occurred that with the passage of time and/or the giving of notice would constitute a default by Borrower of its obligations under the Investment Agreement.

	8.	FURTHER ASSURANCES.  Borrower agrees that at any time and from time to time, at its expense, it will promptly execute and deliver all further instruments and documents and take all further action that may be necessary or that Lender may reasonably request, in order to confirm, create, perfect and continue the perfection and protect the priority of, any security interest granted or purported to be granted hereby or to enable Lender to exercise and enforce its rights and remedies hereunder with respect to any Securities Collateral. Without limiting the generality of the foregoing, at the request of Lender, Borrower shall execute and file such financing or continuation statements, or amendments thereto, and such other instruments or notices, as may be necessary or desirable, or as Lender may reasonably request, in order to perfect and preserve the security interests granted or purported to be granted hereby. Borrower agrees to reasonably assist Lender in connection with any action or transaction contemplated by this Agreement or by Articles 8 or 9 of the Uniform Commercial Code as adopted in the States of Arizona or Minnesota, as applicable.

	9.	COVENANTS OF BORROWER.  Until the Obligations have been paid and performed in full by Borrower and Lender has no further obligations to make Advances under the Credit Agreement, Borrower shall:

		(a)	not use or permit any Securities Collateral to be used
in violation of (i) any provision of this Agreement, (ii) the Credit Agreement or any other document executed in connection with the transactions contemplated hereby or thereby, or (iii) any applicable law, statute, regulation or ordinance;

		(b)	if any funds in the Securities Account are represented
by an instrument, certificate or other document which must be in the possession of Lender (and not held by Account Holder as bailee for Lender) for Lender to have a perfected first priority security interest in such instrument, certificate or other document, deliver or cause the Account Holder to deliver same immediately to Lender (any such instruments, certificates or other documents shall be returned to Borrower in accordance with the terms of
SECTION 19 hereof);

		(c)	notify Lender in writing not less than five (5) days
prior to any change in the registration of the Securities Account or any change in the name or address of the Account Holder;

		(d)	not create or permit to exist any lien upon or with
respect to any of the Securities Collateral to secure debt of any Person, except Lender;

		(e)	not open, create or permit to exist any Securities
Account unless three (3) Banking Days' prior written notice thereof has been given to Lender and all of the actions required by SECTION 8 hereof have been taken with respect to such Securities Account and the depository has executed an Acknowledgment of Control of Pledged Securities Account in a form approved by Lender;

		(f)	not sell, transfer, convey, assign, or further encumber,
either voluntarily or involuntarily, all or any portion or contents of the Securities Collateral, except in strict accordance with the Investment Agreement;

		(g)	with respect to the Securities Collateral, not amend
or permit the amendment of any provision of the Investment Agreement, or amend or permit the amendment of the Medicis Pharmaceutical Corporation Corporate Investment Policy attached to the Investment Agreement (except that Borrower may change the mix of financial assets described in such investment policy so long as the types of financial assets described in such investment policy do not change), without Lender's prior written consent;

		(h)	defend title to the Securities Collateral (or replace
such Securities Collateral with equivalent financial assets complying with the requirements of the Investment Agreement and the Medicis Pharmaceutical Corporation Corporate Investment Policy attached to the Investment Agreement), and defend title to the security interest of Lender therein, against any and all claims and demands of third parties. Borrower shall indemnify and save Lender harmless from all losses, costs, damages, liabilities or expenses, including, without limitation, attorneys' fees, that Lender may sustain or incur by reason of defending or protecting Lender's security interest in and to the Securities Collateral or the priority thereof; and

		(i)	Upon the occurrence of an Event of Default and during
the continuance thereof, if requested by Account Holder, acknowledge in writing within three (3) days after such request, Borrower's consent to any and all orders of Lender relating to the financial assets in the Securities Accounts, including without limitation, all Entitlement Orders, as defined in Minn. Stat.
section 336.8-106.D.2.

	10.	PAYMENT OF TAXES, INSURANCE AND CLAIMS.  Borrower shall pay
(i) all taxes, assessments and other governmental charges imposed upon any of the Securities Collateral prior to delinquency thereof before any interest or penalty accrues thereon, (ii) all annual insurance premiums and taxes with respect to the Securities, and (iii) all lawful claims for labor, services, materials and supplies which, if unpaid, might by law become a lien or charge upon any of the Securities Collateral, provided that the Borrower shall not be required to pay any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings and so long as the Securities Collateral and the Lender's lien thereon is not in any manner impaired by any enforcement remedy available to the claimant during the period of such contest. Borrower shall immediately notify Lender in writing of any claim referred to in clause (iii) above that could, if determined adversely to Borrower, have a material adverse effect upon Borrower or the Securities Collateral.

	11.	LENDER APPOINTED ATTORNEY-IN-FACT.  Borrower hereby irrevocably appoints Lender Borrower's attorney-in-fact and hereby agrees to execute and file such additional documents as may be deemed necessary by Lender, in its sole discretion, to effect such appointment, with full authority in the place and stead of Borrower and in the name of Borrower or otherwise, from time to time following the occurrence and during the continuance of an Event of Default, with the right and power (but not the duty) in Lender's sole discretion to take any action and to execute any instrument that Lender may deem necessary or advisable to accomplish the purposes of this Agreement, to the extent not inconsistent with the terms of the Loan Documents, including, without limitation:

		(a)	to execute on behalf of Borrower as debtor, and to
file, financing statements or other documents necessary or desirable in Lender's sole discretion to perfect, or to maintain the perfection of, Lender's security interest in the Securities Collateral;

		(b)	to file a carbon, photographic or other reproduction of
this Agreement as a financing statement in such offices as Lender in its sole discretion deems necessary or desirable to perfect, or to maintain the perfection of, Lender's first priority security interest in the Securities Collateral;

		(c)	to file any claims or take any action or institute any
proceedings that Lender may deem necessary or desirable for the collection of the Securities Collateral or to enforce compliance with the terms and conditions of any agreement with respect to the Securities Collateral;

		(d)	to sell, transfer, assign, pledge or make any agreement
with respect to the Securities Collateral as fully and completely as though Lender were the absolute owner thereof for all purposes; and

                (e) to do all acts and things that Lender deems necessary or appropriate to protect, preserve or realize upon the Securities Collateral and Lender's first priority security interest therein.

	12.	LENDER MAY PERFORM.  If Borrower fails to perform, or cause
performance of, any material covenant or agreement contained in this Agreement, Lender may perform, or cause performance of (but shall not be obligated to so perform or cause performance of), such covenant or agreement, and the reasonable expenses of Lender incurred in connection therewith shall be payable by Borrower under SECTION 16 thereof.

	13.	LENDER'S DUTIES; REASONABLE CARE.

		(a)	The rights and powers conferred on Lender hereunder are
solely to protect Lender's interest in the Securities Collateral and shall not impose any duty upon it to exercise any such rights or powers.

                (b) Lender shall be deemed to have exercised reasonable care in the custody and preservation of the Securities Collateral in its possession if the Securities Collateral are accorded treatment substantially equal to that which Lender accords its own property, it being understood that Lender shall have no responsibility for taking any necessary steps to preserve its rights against any parties with respect to the Securities Collateral.

		(c)	Notwithstanding anything to the contrary contained
herein, Borrower acknowledges and agrees that upon the occurrence of an Event of Default (after any notice of such Event of Default and the lapse of such time to cure such Event of Default, in either case if required under the Loan Documents) and Lender's election to accelerate the Obligations of Borrower, Lender may take sole custody and control of the Securities Account, the financial assets and the security entitlements and Lender may hold or sell or otherwise liquidate any such financial assets, at such time and in such manner as Lender shall determine in its sole and absolute unfettered discretion, subject to Section 8.2 of the Credit Agreement. Borrower recognizes that at the time of an Event of Default by Borrower, the Market Value of the financial assets in the Securities Account may be more or less than the value of the financial assets if they were held to maturity or held for any other period of time depending upon factors in the financial market for such financial assets at such time and Borrower agrees that Lender may hold or liquidate such financial assets at a time when the Market Value of the financial assets is less than the Market Value of the financial assets as of date of such Event of Default or any subsequent date prior to liquidation. So long as any such sale of financial assets is made through a recognized market for such financial assets, Borrower agrees that any such sale shall be deemed to have been made in a commercially reasonable manner. Lender shall not be under an obligation to delay a sale or expedite a sale of any of the financial assets for any period of time after an Event of Default (including any notice of such Event of Default and the lapse of such time to cure such Event of Default, in either case if required under the Loan Documents) and Lender's election to accelerate the Obligations of Borrower, even if Borrower would agree to do so.

	14.	REMEDIES UPON DEFAULT; DECISIONS RELATING TO EXERCISE OF
REMEDIES. Subject to this SECTION 13, upon the occurrence and during the continuation of an Event of Default, Lender may (i) exercise in respect of the Securities Collateral, in addition to other rights and remedies provided for herein or otherwise available at law or in equity, all the rights and remedies hereunder, successively or concurrently, and such action shall not operate to estop or prevent Lender from pursuing any other or further remedy which it may have, and any repossession or retaking or sale of the Securities Collateral pursuant to the terms hereof shall not operate to release Borrower until full and final payment of any deficiency. Borrower shall reimburse Lender upon demand for, or Lender may apply any proceeds of the Securities Account to, the reasonable costs and expenses (including, without limitation, attorneys' fees, transfer taxes and any other charges) incurred by Lender in connection with any disposition or retention of any Securities Collateral hereunder to satisfy the Obligations of Borrower.

	15.	APPLICATION OF PROCEEDS.  Following the occurrence of an Event of Default and during the continuance thereof, any cash held by Lender as Securities Collateral and all cash proceeds received by Lender in respect of any sale of, liquidation of, collection from, or other realization upon, all or any part of the Securities Collateral, shall be applied to pay for the reasonable costs and expenses of Lender incurred in connection with the enforcement of this Agreement; to pay amounts due Lender as provided in the Credit Agreement; and to pay any additional amounts of any kind whatsoever Borrower owes Lender pursuant to this Agreement or the Loan Documents; all in such order and such amount as Lender shall determine in its sole and absolute discretion. Any proceeds remaining after all such payments have been made shall be returned to Borrower or interpleaded with a court of competent jurisdiction.

	16.	INDEMNITY AND EXPENSES.

		(a)	Borrower agrees to protect, indemnify and hold harmless
the Indemnitees from any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, expenses and disbursements of any kind or nature whatsoever growing out of or resulting from this Agreement (including, without limitation, enforcement of this Agreement), in the manner and on the terms set forth in the Credit Agreement. This SECTION 15(a) shall in no event limit, expand or otherwise modify the indemnification provided in the Credit Agreement.

		(b)	In addition to, but without duplication of, any
provisions in the Credit Agreement, Borrower will, within three (3) Banking
Days after demand, pay to Lender the amount of any and all expenses, including, without limitation, the fees and expenses of counsel to Lender, with respect to
(i) the preparation of any amendment, modification or waiver hereof in connection with a Default by Borrower or requested by Borrower, (ii) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Securities Collateral, (iii) the exercise or enforcement of any of the rights of Lender hereunder, (iv) the failure of Borrower to perform or observe any of the provisions hereof, (v) any refinancing or restructuring of the credit arrangements provided under the Credit Agreement in the nature of a "work-out" or in any insolvency or bankruptcy proceeding, or (vi) any action taken by Lender hereunder.

	17.	AMENDMENTS.  No amendment or waiver of any provision of this
Agreement, nor consent to any departure by Borrower herefrom, shall in any event be effective unless the same shall be in writing and signed by the party to be bound, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

	18.	ADDRESSES FOR NOTICES.  All notices and other communications provided for hereunder shall be in writing and sent or delivered to Borrower or Lender, as the case may be, in the manner set forth in the Credit Agreement to the address set forth in the Credit Agreement.

	19.	CONTINUING SECURITY INTEREST; TRANSFER OF OBLIGATIONS.  This
Agreement creates a continuing security interest in the Securities Collateral and shall (i) remain in full force and effect until payment and performance in full of the Obligations and until Lender has no further obligations to make

Advances under the Credit Agreement, (ii) be binding upon Borrower, its successors and assigns, and (iii) inure, together with the rights and remedies of Lender, to the benefit of Lender and its successors, transferees, participants and assigns. Upon the payment and performance in full of the Obligations and at such time as Lender has no further obligations to make Advances under the Credit Agreement, this Agreement shall terminate automatically, and Borrower shall be entitled to the return, at Borrower's expense, and without any warranty by or recourse to Lender, of such of the Securities Collateral as shall not have been sold or otherwise applied pursuant to the terms hereof or of the Credit Agreement; provided, however, that this Agreement shall continue to be effective or be reinstated, as the case may be, if, pursuant to applicable law, at any time, or from time to time, payment and performance of the Obligations, or any part thereof, is rescinded or reduced in amount, or must otherwise be restored or returned by Lender, whether as a "voidable preference", "fraudulent conveyance" or otherwise, all as though such payment or performance had not been made, and Borrower shall thereupon deliver to Lender all Securities Collateral and such payments returned by Lender to Borrower.

	20.	LIMITATION OF LIABILITY.  No claim may be made by Borrower or any other Person against Lender or employees, attorneys or agents of Lender for any special, indirect, consequential or punitive damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Agreement, or any act, omission, or event occurring in connection therewith, and Borrower hereby waives, releases and agrees not to sue upon any claim for any such damages, whether or not accrued and whether or not known or suspected to exist in their favor.

	21.	SEVERABILITY.  The provisions of this Agreement are intended to be severable. If for any reason any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

	22.	NO WAIVER OF REMEDIES.  No failure on the part of Lender to
exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law or in the Credit Agreement.

	23.	HEADINGS.  Section and other headings in this Agreement are
for convenience of reference only and shall not affect the construction of this Agreement or otherwise be given any substantive meaning.

	24.	COUNTERPARTS.  This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and al of which together shall constitute one and the same Agreement.

	25.	Arbitration; Waiver of Jury Trial.  EXCEPT FOR "CORE
PROCEEDINGS" UNDER THE UNITED STATES BANKRUPTCY CODE, THE PARTIES AGREE TO SUBMIT TO BINDING ARBITRATION ALL CLAIMS, DISPUTES AND CONTROVERSIES BETWEEN THEM, WHETHER IN TORT, CONTRACT OR OTHERWISE (AND THEIR RESPECTIVE EMPLOYEES, OFFICERS, DIRECTORS, ATTORNEYS, AND OTHER AGENTS) ARISING OUT OF OR RELATING TO IN ANY WAY THIS AGREEMENT. ANY ARBITRATION PROCEEDING WILL (A) PROCEED IN PHOENIX, ARIZONA; (B) BE GOVERNED BY THE FEDERAL ARBITRATION ACT (TITLE 9 OF THE

UNITED STATES CODE); AND (C) BE CONDUCTED IN ACCORDANCE WITH THE COMMERCIAL ARBITRATION RULES OF THE AMERICAN ARBITRATION ASSOCIATION ("AAA"). THIS ARBITRATION REQUIREMENT DOES NOT LIMIT THE RIGHT OF ANY PARTY TO (I) FORECLOSE AGAINST THE SECURITIES COLLATERAL OR SUE FOR AND OBTAIN A DEFICIENCY JUDGMENT AFTER FORECLOSURE; (II) EXERCISE SELF-HELP REMEDIES RELATING TO THE SECURITIES COLLATERAL OR PROCEEDS OF THE SECURITIES COLLATERAL SUCH AS SETOFF OR REPOSSESSION; OR (III) OBTAIN PROVISIONAL ANCILLARY REMEDIES SUCH AS REPLEVIN, INJUNCTIVE RELIEF, ATTACHMENT OR THE APPOINTMENT OF A RECEIVER, BEFORE, DURING OR AFTER THE PENDENCY OR ANY ARBITRATION PROCEEDING. THIS EXCLUSION DOES NOT CONSTITUTE A WAIVER OF THE RIGHT OR OBLIGATION OF ANY PARTY TO SUBMIT ANY DISPUTE TO ARBITRATION, INCLUDING THOSE DISPUTES ARISING FROM THE EXERCISE OF THE ACTIONS DETAILED IN CLAUSES (I), (II) AND (III) ABOVE. ANY ARBITRATION PROCEEDING WILL BE BEFORE A SINGLE ARBITRATOR. THE PARTIES SHALL USE REASONABLE EFFORTS TO AGREE UPON A SINGLE ARBITRATOR WITHIN TEN (10) DAYS AFTER WRITTEN NOTICE FROM ONE PARTY TO THE OTHER REQUESTING ARBITRATION. IF THE PARTIES ARE UNABLE TO AGREE UPON AN ARBITRATOR WITHIN SUCH TEN (10) DAY PERIOD, AT ANY TIME THEREAFTER EITHER PARTY MAY REQUIRE THAT THE ARBITRATOR BE SELECTED ACCORDING
TO THE COMMERCIAL ARBITRATION RULES OF THE AAA. THE ARBITRATOR WILL BE A NEUTRAL ATTORNEY WHO PRACTICES IN THE AREA OF COMMERCIAL OR BUSINESS LAW. THE ARBITRATOR WILL DETERMINE WHETHER OR NOT AN ISSUE IS ARBITRABLE AND WILL GIVE EFFECT TO THE STATUTES OF LIMITATION IN DETERMINING ANY CLAIM. JUDGMENT UPON THE AWARD RENDERED BY THE ARBITRATOR MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. IN ANY ARBITRATION PROCEEDING, THE ARBITRATOR WILL DECIDE (BY DOCUMENTS ONLY OR WITH A HEARING AT THE ARBITRATOR'S DISCRETION) ANY PRE-HEARING MOTIONS WHICH ARE SIMILAR TO MOTIONS TO DISMISS FOR FAILURE TO STATE A CLAIM OR MOTIONS FOR SUMMARY ADJUDICATION. IN ANY ARBITRATION PROCEEDING, DISCOVERY WILL BE PERMITTED AND WILL BE GOVERNED BY THE ARIZONA RULES OF CIVIL PROCEDURE. ALL DISCOVERY MUST BE COMPLETED NO LATER THAN 20 DAYS BEFORE THE HEARING DATE AND WITHIN 180 DAYS OF THE COMMENCEMENT OF ARBITRATION PROCEEDINGS. ANY REQUESTS FOR AN EXTENSION OF THE DISCOVERY PERIODS, OR ANY DISCOVERY DISPUTES, WILL BE SUBJECT TO FINAL DETERMINATION BY THE ARBITRATOR UPON A SHOWING THAT THE REQUEST FOR DISCOVERY IS ESSENTIAL FOR THE PARTY'S
PRESENTATION AND THAT NO ALTERNATIVE MEANS FOR OBTAINING INFORMATION IS AVAILABLE. THE ARBITRATOR SHALL AWARD COSTS AND EXPENSES OF THE ARBITRATION PROCEEDING IN ACCORDANCE WITH THE PROVISIONS OF THE AGREEMENT. EXCEPT AS OTHERWISE PROVIDED HEREIN AND IN THE IMMEDIATELY FOLLOWING SENTENCE, THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF
THE STATE OF ARIZONA, WITHOUT REGARD TO ITS CONFLICT OF LAWS RULES.  THE
PARTIES HERETO ACKNOWLEDGE THAT THE PERFECTION AND EFFECT OF PERFECTION OR NON-PERFECTION OF THE SECURITY INTEREST GRANTED HEREIN IN THE SECURITIES COLLATERAL WILL BE GOVERNED BY THE LAWS OF THE STATE OF MINNESOTA. IN THE
EVENT THAT LENDER EXERCISES ITS RIGHTS TO FORECLOSE AGAINST THE SECURITIES COLLATERAL OR OBTAIN PROVISIONAL ANCILLARY REMEDIES SUCH AS REPLEVIN,
INJUNCTIVE RELIEF, ATTACHMENT OR THE APPOINTMENT OF A RECEIVER, THE PARTIES AGREE THAT ANY LAWSUIT ARISING OUT OF ANY SUCH CONTROVERSY SHALL BE TRIED IN
A COURT OF COMPETENT JURISDICTION BY A JUDGE SITTING WITHOUT A JURY.

              -----------------                       ---------------
       Initial                                 Initial

	26.	RELATIONSHIP BETWEEN LENDER AND ACCOUNT HOLDER.  Borrower
understands and acknowledges that Lender and Account Holder are separate and distinct corporate entities, as well as affiliate corporations, and Borrower has knowingly and consciously made the determination to proceed with the credit arrangements with Lender as provided in this Credit Agreement and to maintain the investment advisor and custodian relationship with Account Holder as provided in the Investment Agreement. Borrower (i) knowingly waives and releases Lender for, from and against any claim, demand, cause of action, liability, damages and expenses incurred by Borrower and (ii) covenants and agrees that it will not claim, or attempt to claim, rights of setoff, off-set, recoupment or the like against Lender, in the case of both clauses (i) and
(ii), arising out of, based upon, relating to, or otherwise occurring as a result of, any acts or omissions of, or any breach of contract or tort or any other theory of liability by, Account Holder. This provision is not intended to affect any rights or remedies of Borrower against Lender pursuant to the Credit Agreement.


	IN WITNESS WHEREOF, Borrower and Lender have caused this Agreement to be executed as of the day and year first above written.




                                   BORROWER:

                                   MEDICIS PHARMACEUTICAL CORPORATION,
                                   a Delaware corporation
-------------------------------
Witness

                                   By:  /s/ Mark A. Prygocki, Sr.
                                       -------------------------------
                                   Name:  Mark A. Prygocki, Sr.
                                         -----------------------------
                                   Title:  Chief Financial Officer
                                         -----------------------------


                                   LENDER:

                                   NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association



                                   By:  /s/ Jeffrey R. Wentzel
                                      --------------------------------
                                   Name:  Jeffrey R. Wentzel
                                         -----------------------------
                                   Title:   Vice President
                                         -----------------------------

                     ACKNOWLEDGEMENT OF CONTROL OF PLEDGED
                               SECURITIES ACCOUNT


	THIS ACKNOWLEDGEMENT OF CONTROL OF PLEDGED SECURITIES ACCOUNT (the "Agreement") is made as of this 22nd day of November, 1996 by and among NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender"), MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Borrower"), and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, a national banking association ("Account Holder").

                                R E C I T A L S:

	WHEREAS, Borrower and Lender, as successor-in-interest to Norwest Business Credit, Inc. ("NBCI"), are parties to that certain Credit and Security Agreement dated as of August 3, 1995, as modified by letter agreements dated March 6, 1996 and April 11, 1996, First Amendment to Credit and Security Agreement dated May 29, 1996 and Second Amendment to Credit and Security Agreement dated November 22, 1996 (collectively, the "Credit Agreement"), pursuant to which Lender has committed to advance, in the aggregate, $25,000,000 to Borrower upon the terms and conditions in the Credit Agreement;

	WHEREAS, Borrower and Account Holder are parties to that certain Investment Advisory Agreement dated as of October 17, 1996 (the "Investment Agreement"), pursuant to which Account Holder has opened and maintains that certain Reserve Asset Management Account No. 13275500 (such account and any other accounts established pursuant to the Investment Agreement are collectively referred to as the "Securities Account") and holds in the Securities Account all cash and securities initially deposited plus any additional cash and securities that may be received from time to time for the Securities Account, subject to Borrower's right to effect Entitlement Orders, withdrawals, investment requests or directions to the Account Holder with respect to the Securities Collateral from time to time;

	WHEREAS, pursuant to the terms and conditions of the Investment Agreement, Account Holder acts as the investment advisor to Borrower, manages and directs the investment of the assets in accordance with the investment objectives and guidelines of Borrower and acts as the custodian for the assets of the Securities Account and such other investments as Borrower shall direct;

	WHEREAS, Borrower and Lender have executed and delivered that certain Securities Account Pledge and Security Agreement of even date herewith (the "Pledge Agreement"), pursuant to which Borrower has pledged and granted to Lender a security interest in and to all of Borrower's right, title and interest in and to the Securities Account and all financial assets now or hereafter held in the Securities Account and all security entitlements in connection therewith;

	WHEREAS, it is a condition precedent to the effectiveness of the Second Amendment that Borrower, Lender and Account Holder execute and deliver this Agreement in order to perfect Lender's first lien security interest in the Securities Account and all of the financial assets now or hereafter held in the Securities Account and all security entitlements in connection therewith, subject to the terms, conditions and provisions of the Pledge Agreement;

                             A G R E E M E N T S:

	NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

	1.	DESCRIPTION OF INVESTMENTS.  Borrower acknowledges, agrees and represents to Lender that the assets held and to be held in the Securities Account and all of Borrower's right, title and interest in, to and under any of the foregoing constitute "financial assets" as defined in the Uniform Commercial Code in force in the State of Minnesota (hereinafter referred to as the "UCC"). Account Holder, on its part, also acknowledges and agrees that the assets held and to be held in the Securities Account and all of Borrower's right, title and interest in, to and under any of the foregoing constitute "financial assets" as defined in the UCC, as agreed between Borrower and Lender. Account Holder further acknowledges receipt of notice of Lender's security interest in the Securities Account and in all financial assets contained therein and in all security entitlements with respect thereto, and to the extent, if any, that any consent of Account Holder is required under the Investment Agreement, Account Holder hereby consents to the grant of such security interest and to the collateral assignment by Borrower of its rights under the Investment Agreement.

	2.	ACCOUNT HOLDER'S RESPONSIBILITIES.

		(a)	Account Holder agrees with Lender and Borrower that
Account Holder shall comply with all orders relating to all financial assets in the Securities Account of any sort ("Entitlement Orders") given to it by Lender from and after the effective date of this Agreement, whether or not Borrower consents or agrees thereto, for the sole and specific purpose of giving Lender "control" of the Securities Account and all financial assets in or credited to the Securities Account and all security entitlements (as defined in the UCC)now existing or hereafter arising in connection with or with respect to the Securities Account and all financial assets thereto within the meaning of Minn. Stat. Section 336.8-106.D.2, and perfecting Lender's security interest in the Securities Account and its contents within the meaning of Minn. Stat. Section 336.9-122.D with respect to the Securities Account and financial assets therein. Without intending to limit the generality of the preceding sentence, if Lender determines, in its sole and absolute discretion in accordance with the terms of the Loan Documents, that a Default or Event of Default has occurred under the Credit Agreement, Lender may, at any time thereafter, notify Account Holder in writing and may instruct Account Holder in writing and upon actual receipt by Account Holder (addressed as set forth in SECTION 7 of this Agreement), Account Holder shall refuse any Entitlement Order or any other withdrawal, investment request or direction of Borrower with respect to the Securities Account and the financial assets therein. Account Holder shall thereafter exercise sole dominion and control on behalf of Lender with respect to the Account, in a manner not inconsistent with the terms of the Loan Documents. Further, upon the written direction of Lender (after written notification of a Default or Event of Default has been received by Account Holder from Lender), Account Holder shall pay over to Lender all funds, both principal and interest, held or on deposit in the Securities Account and shall deliver to Lender any documents, instruments, certificates, securities and other investments with respect to the Securities Account. Account Holder shall not consult with Borrower regarding any action taken pursuant to the provisions of the immediately preceding sentence, but shall provide notice to Borrower of any securities transactions in accordance with its customary practices.

		(b)	Account Holder agrees with Lender that Account Holder
shall not agree to comply with any Entitlement Orders relating to the Securities Account or any financial asset therein or any security entitlement with respect thereto by any party other than Lender or Borrower, and shall not otherwise permit any other party to obtain "control" of the Account within the meaning of Minn. Stat. Section 336.8-106.D.2.

		(c)	Account Holder agrees that it shall not purchase any
financial assets on margin and shall not, without the prior written consent of Lender, make or cause to be made or consent to any amendment or modification to the Investment Agreement or to the Medicis Pharmaceutical Corporation Corporate Investment Policy, a copy of which is attached hereto as EXHIBIT "A" and incorporated herein by this reference.

		(d)	Notwithstanding anything to the contrary contained
herein, Account Holder shall refuse any Entitlement Order or any other withdrawal, investment request or direction of Borrower with respect to the Securities Account and the financial assets therein, if, before or after affecting the Entitlement Order, withdrawal, investment request or direction of Borrower, the "Market Value" (as defined below) of the financial assets in the Securities Account is or would be less than $33,333,333.00. For purposes hereof, the Market Value of the financial assets in the Securities Accounts means the value of all of the financial assets in the Securities Account and, with respect to all non-cash financial assets, the value of such financial assets marked-to-market as of the close of business on the last Business Day of the immediately previous month.

		(e)	Account Holder shall have no duty or responsibility to
Lender or Borrower except those specifically set forth in this Agreement, the Investment Agreement and applicable laws. To the extent not inconsistent with this Agreement, the Securities Account shall be governed by the Investment Agreement; provided, however, that notwithstanding any provision of the Investment Agreement, Account Holder expressly agrees that it shall not delegate or assign its duties and obligations under the Investment Agreement without the
prior written consent of Borrower and Lender.   Account Holder represents that
it has delivered to Lender and to Borrower all documents and agreements applicable to the Securities Account. In addition to the foregoing, Account Holder shall use its best efforts to promptly notify Lender if any additional attempt to obtain "control" of the Securities Account or any financial assets therein or any security entitlements with respect thereto is made of which Account Holder becomes aware, or if a lien or other claim is made or threatened against the Securities Account or any portion thereof.

		(f)	Borrower understands and acknowledges that Lender and
Account Holder are separate and distinct corporate entities, as well as affiliate corporations, and Borrower has knowingly and consciously made the determination to proceed with the credit arrangements with Lender as provided in this Credit Agreement and to maintain the investment advisor and custodian relationship with Account Holder as provided in the Investment Agreement. Borrower (i) knowingly waives and releases Account Holder for, from and against any claim, demand, cause of action, liability, damages and expenses incurred by Borrower and (ii) covenants and agrees that it will not claim, or attempt to claim, rights of setoff, off-set, recoupment or the like against Lender, in the case of both clauses (i) and (ii), arising out of, based upon, relating to, or otherwise occurring as a result of, any acts or omissions of, or any breach of contract or tort or any other theory of liability by, Lender. This provision is not intended to affect any rights or remedies of Borrower against Account Holder pursuant to the Investment Agreement.

	3.	BORROWER'S CONSENT.  Borrower agrees that Lender has the right, in its sole and absolute discretion (subject to and in accordance with the terms of the Loan Documents), to determine that a Default or an Event of Default has occurred and to instruct Account Holder to take the actions set forth in
SECTION 1 above. Borrower waives any claims or causes of action Borrower may have against Account Holder for acting according to instructions from the Lender pursuant to SECTION 1 above, and further agrees to hold Account Holder harmless for, from and against such actions in accordance with Section 8 of the Investment Agreement.

	4.	ACCOUNT HOLDER'S RIGHT TO RESIGN.  Account Holder reserves the right to resign hereunder by not less than sixty days' prior written notice to Borrower and Lender. At or before ten (10) days prior to the effective date of such resignation, Account Holder shall pay over or deliver to Lender all funds or other property in the Securities Account and any related documents, instruments, certificates and securities to be held as collateral security for the Obligations of Borrower pursuant to the terms of the Credit Agreement; provided, however, if prior to the time such funds or other property and any related documents, instruments, certificates and securities are paid over or delivered to Lender, Lender requests in writing that such funds be paid over or delivered to another party, and that any documents, instruments, certificates and securities with respect to the Securities Account also be released to such party, (i) Account Holder shall forthwith pay over or deliver to such party all such funds or other property, and deliver to such party all such documents, instruments, certificates and securities, (ii) this Agreement shall terminate, and (iii) Account Holder shall not have any further liability under this Agreement, except any rights of Lender or Borrower against Account Holder arising prior to the time of such transfer.

	5.	HOLD HARMLESS.  The indemnification provisions in Section 9 of the Investment Agreement shall apply to this Agreement and the undertakings of Account Holder hereunder, and any actions of Account Holder taken hereunder, to the same extent and force as provided in the Investment Agreement.

	6.	NOTICES.  All notices, consents, demands, requests, approvals and other communications which are required or may be given hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed certified first class mail, postage prepaid, or sent by overnight courier service, addressed as follows, and shall be deemed received on the earliest of actual receipt, three (3) business days after deposit in the United States mail or one (1) business day after deposit with an overnight courier service:

		(i)	If to Lender:

				Norwest Bank Arizona, National Association
				64 East Broadway
				Tempe, Arizona   85282
				Attn:	Mr. Jeffrey R. Wentzel, Vice President
				Telecopier: (602) 644-8392

			with a copy to:

				Jay S. Kramer
				Fennemore Craig
				Two North Central Avenue
				Suite 2200
				Phoenix, AZ 85004-2390

		(ii)	If to Borrower:

				Medicis Pharmaceutical Corporation
				4343 East Camelback Road

				Suite 250
				Phoenix, AZ 85018-2700
				Attention:  Mr. Mark A. Prygocki, Sr.

			with a copy to:

				Frank M. Placenti, Esq.
				Brown & Bain
				2901 North Central Avenue
				P.O. Box 400
                                Phoenix, AZ 85001-0400

		(iii)	If to Account Holder:

				Norwest Bank Minnesota, N.A.
				Norwest Investment Management
				Norwest Center
				Sixth and Marquette
				Minneapolis, MN 55479-2059
				Attention: Mr. Todd Dalaska

					and

				Norwest Bank Minnesota, N.A.
				Corporate Custody Services
                                M.S. #0069
				Sixth and Marquette
				Minneapolis, MN 55479-0069
				Attn: Ms. Marni Johnson

Any party may change their address for notices hereunder by sending notice of such change of address in the manner provided above.

	7.	REFERENCE TO THE CREDIT AGREEMENT.  The Credit Agreement is
referred to herein solely for convenience of reference, and nothing contained herein should be construed as modifying the Credit Agreement or otherwise altering Lender's rights or diminishing Borrower's liabilities under the Credit Agreement.

	8.	ACCOUNT HOLDER'S REPRESENTATIONS AND AGREEMENTS.

		(a)	Account Holder hereby intentionally waives and
relinquishes all security interests, liens, banker's lien, rights of set-off, offset or recoupment with respect to the Securities Account or the financial assets therein or the security entitlements with respect thereto, for obligations of Borrower the Account Holder may now or hereafter have, including, without limitation, any rights or claims to indemnity or similar rights or claims under the Investment Agreement, and any claims or rights Account Holder may have as a securities intermediary (as defined in the UCC) under applicable law. Account Holder acknowledges that the funds and financial assets held in the Securities Account and all related documents, instruments, certificates and securities are held in trust and are reserved for the benefit of the Lender, except as provided in the Credit Agreement. Nothing contained herein shall be construed to mean that Account Holder is waiving any rights or claims against Borrower (except the right to attach the Securities Account, the financial assets and the security entitlements) for any obligations or liabilities of Borrower under the Investment Agreement or at law, including, without limitation, any rights or claims to indemnity or similar rights or claims under the Investment Agreement, and any claims or rights Account Holder may have as a securities intermediary (as defined in the UCC) under applicable law.

		(b)	Account Holder has marked and will continually mark its
books and records to indicate the security interest of Lender in the Securities Account and the present right of Lender to control the Securities Account and the financial assets therein and the security entitlements with respect thereto;

		(c)	Account Holder agrees to use its best efforts to notify
Lender in the event it receives notice of any lien or claim against or assignment or transfer of any of the Securities Account, or of any attempt to obtain "control" of the Securities Account by any other party whatsoever;

		(d)	Account Holder represents to Lender that it is a bank
that in the ordinary course of its business maintains securities accounts for others and that it is acting in that capacity here; and

		(e)	Account Holder represents to the Lender that Borrower
is the only person (other than Lender) identified on Account Holder's records as having any rights or property interest to or under the Investment Agreement, and that Account Holder has not received any notice of any lien or claim against, or assignment or transfer of, any of the Securities Account, or of any attempt to obtain "control" of the Securities Account by any party.

	9.	SUCCESSORS AND ASSIGNS.  This Agreement shall be binding upon
Borrower and Account Holder and their respective successors and assigns and shall inure to the benefit of Lender and its successors, transferees and assigns.

	10.	APPLICABLE LAW.  This Agreement shall be governed by and
construed in accordance with the laws of the State of Minnesota, without regard to its conflict of laws rules.

	11.	COUNTERPARTS.  This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

	12.	TERMINATION.  Upon the payment and performance in full of the
Obligations and at such time as Lender has no further obligations to make Advances under the Credit Agreement, this Agreement shall terminate automatically; provided, however, that this Agreement shall continue to be effective or be reinstated, as the case may be, if, pursuant to applicable law, at any time, or from time to time, payment and performance of the Obligations, or any part thereof, is rescinded or reduced in amount, or must otherwise be restored or returned by Lender, whether as a "voidable preference", "fraudulent conveyance" or otherwise, all as though such payment or performance had not been made, and Borrower shall thereupon deliver to Lender all Securities Collateral and such payments returned by Lender to Borrower. Upon the written request of Account Holder or Borrower, Lender shall execute such documents or instruments as Account Holder deems necessary to confirm the termination of this Agreement.


	IN WITNESS WHEREOF, the parties have executed this Acknowledgment of Control of Pledged Securities Account as of the day and year first above written.

                                  BORROWER:

                                  MEDICIS PHARMACEUTICAL CORPORATION, a
                                  Delaware corporation

                                  By:  /s/ Mark A. Prygocki, Sr.
                                     -------------------------------------
                                  Name:   Mark A. Prygocki, Sr.
                                        ----------------------------------
                                  Title:   Chief Financial Officer
                                         ---------------------------------


                                  ACCOUNT HOLDER:

                                  NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, a national banking association


                                  By:  /s/ Todd H. Dalaska
                                     -------------------------------------
                                  Name:   Todd H. Dalaska
                                        ----------------------------------
                                  Title:   Vice President
                                        ----------------------------------


                                  LENDER:

                                  NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association


                                  By:  /s/ Jeffrey R. Wentzel
                                     -------------------------------------
                                  Name:   Jeffrey R. Wentzel
                                       -----------------------------------
                                  Title:  Vice President
                                        ----------------------------------

                                  EXHIBIT "A"

                       MEDICIS PHARMACEUTICAL CORPORATION
                           CORPORATE INVESTMENT POLICY

                             [INTENTIONALLY OMITTED]

                                 EXHIBIT 11.1

                      COMPUTATION OF PER SHARE EARNINGS
                     (Thousands except per share amounts)

                                             Three Months          Six Months
                                          Ended December 31,    Ended December 31,
                                          1996       1995       1996     1995
PRIMARY

Average shares outstanding                 9,211    6,687        8,133    6,687

Net effect of dilutive stock options -
based on the treasury stock method
using average market price                   729      289          697      168

                                  TOTAL    9,940    6,976        8,830    6,855

Net income                                $3,251   $1,404       $6,855   $2,050

Per share amount                          $ 0.33   $ 0.20       $ 0.78   $ 0.30

FULLY DILUTED

Average shares outstanding                 9,211    6,687        8,133    6,687

Net effect of dilutive stock options -
based on the treasury stock method
using the quarter-end market price,
if higher than the average market price      729      421          703      421

                                  TOTAL    9,940    7,108        8,836    7,108

Net income                                $3,251   $1,404       $6,855   $2,050

Per share amount                          $ 0.33   $ 0.20       $ 0.78   $ 0.29

