Form 10-Q
period 1997-03-31
MEDICIS PHARMACEUTICAL CORP
filed 1997-05-09
CIK 859368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
 YES  X     NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at  April 18, 1997
                -----                       ------------------------------
Class A Common Stock $.014 Par Value                  13,944,750
Class B Common Stock $.014 Par Value                     281,974

                       MEDICIS PHARMACEUTICAL CORPORATION

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                           Page

          Item 1--  Financial Statements

                       Condensed Consolidated Balance Sheets as of
                       March 31, 1997, and June 30, 1996                    3

                       Condensed Consolidated Statements of
                       Operations for the Three Months and Nine Months
                       Ended March 31, 1997, and 1996                       5

                       Condensed Consolidated Statements of Cash
                       Flows for the Nine Months Ended
                       March 31, 1997, and 1996                             6

                       Notes to the Condensed Consolidated Financial
                       Statements                                           7

          Item 2 --    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  8



PART II.  OTHER INFORMATION

          Item 6 --    Exhibits and Reports on Form 8-K                    14



SIGNATURE                                                                  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                    March 31, 1997    June 30, 1996
                                    --------------    -------------
                                      (unaudited)       (audited)
ASSETS
  Current assets:
   Cash and cash equivalents        $  27,823,391     $  7,956,050
   Short-term investments              49,167,969               --
   Accounts receivable, net             8,726,545        5,210,704
   Inventories, net                     2,202,418        2,080,014
   Deferred tax assets                  5,000,000        3,000,000
   Other current assets                 2,296,891          738,911
                                    -------------     ------------
     Total current assets              95,217,214       18,985,679
                                    -------------     ------------

  Property and equipment:
   Furniture and equipment                448,982          336,544
   Leasehold improvements                 170,000          170,000
   Less accumulated depreciation         (180,914)        (100,897)
                                    -------------     ------------
     Net property and equipment           438,068          405,647
                                    -------------     ------------

  Intangible assets:
   Intangible assets related to
product acquisitions                   37,010,154        9,168,853
   Other intangible assets              1,403,326          203,326
   Less accumulated amortization       (2,912,887)      (2,450,705)
                                    -------------     ------------
     Net intangible assets             35,500,593        6,921,474
                                    -------------     ------------

  Other non-current assets              1,000,000               --
                                    -------------     ------------

                                    $ 132,155,875     $ 26,312,800
                                    =============     ============


         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March 31, 1997    June 30, 1996
                                                 --------------    -------------
                                                   (unaudited)       (audited)
LIABILITIES
  Current liabilities:
   Accounts payable                              $   4,346,947     $  3,371,184
   Accrued salaries and wages                               --          204,750
   Notes payable                                        10,325           10,000
   Accrued incentives                                  702,649        1,184,111
   Accrued royalties                                   571,746          552,952
   Other accrued liabilities                         2,324,316        1,262,134
                                                 -------------     ------------
     Total current liabilities                       7,955,983        6,585,131
                                                 -------------     ------------

  Long-term liabilities:
   Notes payable                                       111,335          116,580
   Other non-current liabilities                       127,528          151,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value, 5,000,000               --               --
   shares authorized; no shares issued
  Class A Common Stock, $0.014 par value,
   shares authorized: 50,000,000; 13,944,750
   and 10,224,543 issued and outstanding at            195,227          143,143
   March 31, 1997 and at June 30, 1996,
   respectively
  Class B Common Stock, $0.014 par value,
   1,000,000 shares authorized; 281,974
    issued and outstanding at
   March 31, 1997 and                                    3,948            3,948
   at June 30, 1996
  Additional paid-in capital                       137,459,602       44,202,441
  Accumulated deficit                              (13,697,748)     (24,889,880)
                                                 -------------     ------------
   Total stockholders' equity                      123,961,029       19,459,652
                                                 -------------     ------------

                                                 $ 132,155,875     $ 26,312,800
                                                 =============     ============


         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                            Three Months Ended                  Nine Months Ended
                                         -----------------------------     -----------------------------
                                           March 31,        March 31,        March 31,        March 31,
                                             1997             1996             1997             1996
                                         ------------     ------------     ------------     ------------
Net sales                                $ 10,976,107     $  7,016,209     $ 26,752,138     $ 18,038,872
                                         ------------     ------------     ------------     ------------

Operating costs and expenses:
  Cost of product revenue                   2,477,062        1,975,273        6,684,535        5,074,519
  Selling, general and administrative       4,435,926        2,965,373       11,199,278        8,067,885
  Research and development                    360,166          186,660          972,998          607,700
  Depreciation and amortization               248,619          146,869          546,846          432,160
                                         ------------     ------------     ------------     ------------
   Operating costs and expenses             7,521,773        5,274,175       19,403,657       14,182,264
                                         ------------     ------------     ------------     ------------

Operating income                            3,454,334        1,742,034        7,348,481        3,856,608

Interest income                             1,242,190           53,288        2,677,090           85,731
Interest expense                               (2,844)         (28,941)         (19,312)         (66,755)
Income tax benefit (expense), net            (356,729)          (7,235)       1,185,873          (66,413)
                                         ------------     ------------     ------------     ------------

Net income                               $  4,336,951     $  1,759,146     $ 11,192,132     $  3,809,171
                                         ============     ============     ============     ============

Net income per common and common
  equivalent share                       $       0.29     $       0.16     $       0.81     $       0.36
                                         ============     ============     ============     ============

Shares used in computing net income
  per common and common
  equivalent share                         15,149,944       10,846,818       13,850,304       10,439,318
                                         ============     ============     ============     ============

                       MEDICIS PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                     -------------------------------
                                                     March 31, 1997   March 31, 1996
                                                     --------------   --------------
Net income                                            $ 11,192,132     $ 3,809,171
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                           546,846         432,160
   Provision for losses on accounts receivable             255,000          60,000
   Deferred income tax benefit                          (2,000,000)             --
   Accretion of discount on investments                   (259,677)             --
   Non-cash interest                                            --          13,100
   Other non-cash expenses                                  58,500           5,000
   Change in operating assets and liabilities
     Inventories                                          (122,404)       (342,903)
     Accounts receivable                                (3,770,841)       (830,631)
     Accounts payable                                      975,763          81,153
     Interest payable                                           --          23,268
     Accrued salaries and wages                           (204,750)             --
     Accrued royalty payable                                18,794          (2,194)
     Accrued incentives                                   (481,462)        138,588
     Other current liabilities                             259,952         (18,067)
     Other current assets                               (1,057,980)       (454,923)
                                                      ------------     -----------

     Net cash provided by operating activities           5,409,873       2,913,722
                                                      ------------     -----------

Cash flows from investing activities:
  Purchase of property and equipment                      (117,086)       (156,730)
  Payment  for intangible assets                       (28,239,512)        (16,667)
  Purchase of available-for-sale investments           (56,270,461)             --
  Sale of available-for-sale investments                 7,185,861              --
  Increase in other assets                              (1,500,000)             --
                                                      ------------     -----------

   Net cash used in investing activities               (78,941,198)       (173,397)
                                                      ------------     -----------

Cash flows from financing activities:
  Proceeds from the exercise of stock options            3,308,843         909,020
  Payments of notes payable                                 (4,478)       (770,463)
  Payment of other non-current liabilities                 (23,909)             --
  Proceeds from common stock sale                       90,118,210              --
  Proceeds from the issuance of note payable                    --          23,910
                                                      ------------     -----------

   Net cash provided by financing activities            93,398,666         162,467
                                                      ------------     -----------

Net increase in cash and cash equivalents               19,867,341       2,902,792
Cash and cash equivalents at beginning of period         7,956,050         953,438
                                                      ------------     -----------
Cash and cash equivalents at end of period            $ 27,823,391     $ 3,856,230
                                                      ------------     -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                           $     19,312     $    30,387
   Taxes                                                   759,364         136,147

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1. ORGANIZATION AND BASIS OF PRESENTATION

      Medicis Pharmaceutical Corporation ("Medicis" or the "Company") is an independent pharmaceutical company headquartered in Phoenix, Arizona that develops, markets and sells prescription and non-prescription (over-the-counter) products exclusively to treat dermatological conditions. Emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products, the Company has achieved a leading position in the treatment of acne and acne-related conditions using prescription pharmaceuticals, while also offering the leading domestic over-the-counter ("OTC") fade cream product line. The Company has built its business through the successful introduction of the DYNACIN(R) and TRIAZ(R) products for the treatment of acne, and the acquisition of the ESOTERICA(R) fade cream product line. On February 24, 1997, Medicis acquired the prescription topical corticosteroid brands LIDEX(R) and SYNALAR(R). These topical corticosteroids combat inflammatory skin diseases by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The LIDEX(R) and SYNALAR(R) product lines consist of various potencies and cosmetically elegant formulations, allowing dermatologists to prescribe the most appropriate product based on the severity and location of the patients condition. Additionally, Medicis has formed a new business unit, TX SYSTEMS(TM) by Medicis to market cosmetic dermatology treatments to dermatologists nationwide for administration and dispensing to patients. Through the TX SYSTEMS(TM) by Medicis business unit, two new skin treatments were introduced to improve the texture and appearance of the skin - AFIRM(TM), a patented retinol cream, and BETA-LIFTX(TM), a new skin treatment procedure.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the second quarter of fiscal 1998 ended December 31, 1997. At that time, reporting Company's will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarter ended March 31, 1997 and March 31, 1996 of $0.02 to $0.31 per share and $0.01 to $0.17 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

      Except as otherwise specified herein, all information in this Form 10-Q has been adjusted to give effect to a 3-for-2 stock split in the form of a 50% stock dividend paid on March 28, 1997 to holders of record on March 17, 1997.

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

4.  INVENTORIES

      Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in-first-out method. Inventories, net of reserves, at March 31, 1997, and June 30, 1996, consist of the following:

                                  March 31, 1997    June 30, 1996
                                  --------------    -------------
            Raw materials           $  296,177       $   72,633
            Work in process                 --           23,749
            Finished goods           1,906,241        1,983,632
                                    ----------       ----------
            Total inventories       $2,202,418       $2,080,014
                                    ==========       ==========


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

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

      Net Sales

      Net sales for the three months ended March 31, 1997 (the "third quarter of fiscal 1997") increased 56.4%, or $4.0 million, to $11.0 million from $7.0 million for the three months ended March 31, 1996 (the "third quarter of fiscal 1996"). The Company's net sales increased in the third quarter of fiscal 1997 primarily as a result of continued unit and dollar growth in the Company's prescription products primarily the DYNACIN(R) and TRIAZ(R) products and the contribution from the LIDEX(R) and SYNALAR(R) products which were acquired on February 24, 1997 from various affiliates of Syntex Corporation and its parent F. Hoffmann-La Roche, Ltd. The Company has during the third quarter of Fiscal 1997 increased the full-time equivalent number of sales personnel and has expanded its clinical testing and marketing activities in order to facilitate the increased net sales. The Company's prescription products accounted for 87.9% of net sales in the third quarter of fiscal 1997 and 84.6% in the third quarter of fiscal 1996. The unit and dollar sales volume of the Company's ESOTERICA(R) products increased 38.4% primarily due to an increase in use of promotional vehicles in targeted markets. The over-the-counter products accounted for 12.1% of net sales in the third quarter of fiscal 1997 and 15.4% in the third quarter of fiscal 1996.

      Gross Profit

      Gross profit during the third quarter of fiscal 1997 increased 68.6%, or $3.5 million, to $8.5 million from $5.0 million in the third quarter of fiscal 1996. As a percentage of net sales, gross profit grew to 77.4% in the third quarter of fiscal 1997 from 71.8% in the third quarter of fiscal 1996 primarily as a result of higher average sales prices for the Company's DYNACIN(R) and ESOTERICA(R) products, and additional sales from the Company's higher margin products primarily TRIAZ(R), LIDEX (R) and SYNALAR(R) .

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses in the third quarter of fiscal 1997 increased 49.9%, or $1.5 million, to $4.4 million from $2.9 million in the third quarter of fiscal 1996, primarily due to the introduction and administration of the LIDEX(R) and SYNALAR(R) products which the Company began actively promoting to dermatologists nationwide on February 24, 1997, the introduction of two new products; BETA-LIFTX(TM) and AFIRM(TM) through the Company's newly formed business unit TX SYSTEMS(TM) by Medicis and an increase in promotional costs associated with the advertising of the ESOTERICA(R) products. Additionally, selling, general and administrative expenses increased due to personnel costs attributable to an increase in variable compensation commensurate with increased sales volume, a rise in full-time equivalent employees and cost of living salary adjustments. Selling, general and administrative expenses, decreased 180 basis points as a percentage of sales to 40.5% from 42.3% in the third quarter of fiscal 1997 relative to the third quarter of fiscal 1996.

      Research and Development Expenses

      Research and development expenses in the third quarter of fiscal 1997 increased 93.0%, or approximately $174,000, to approximately $360,000 from approximately $186,000 in the third quarter of fiscal 1996, primarily due to expansion of new product research and development activities and an increase in expenses associated with the expanded clinical support of the Company's existing products.

      Operating Income

      Operating income during the third quarter of fiscal 1997 increased 98.3%, or $1.7 million, to $3.4 million from $1.7 million in the third quarter of fiscal 1996. This increase was primarily a result of a 56.4% increase in sales volume, coupled with a 560 basis point increase in the Company's gross profit as a percentage of net sales and a 180 basis point decrease in selling, general, and administrative cost as a percentage of net sales.

      Interest Income (Expense)

      Interest income in the third quarter of fiscal 1997 increased to $1.2 million from approximately $53,000 in the third quarter of fiscal 1996, primarily due to higher cash equivalent and short-term investment balances in the third quarter of fiscal 1997 as a result of the Company's public offering which raised $95.7 million before related expenses, funds received throughout fiscal 1997 as the result of stock option exercises and the Company's cash flow from operations.

      Net Income

      Net income during the third quarter of fiscal 1997 increased approximately 146.5%, or $2.6 million, to $4.3 million from $1.7 million from the third quarter of fiscal 1996. The increase is primarily attributable to a 56.4% increase in sales volume, a 560 basis point increase in gross profit as a percentage of net sales and a 180 basis point decrease in selling, general and administrative costs as a percentage of net sales.

      NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1996

      Net Sales

      Net sales for the nine months ended March 31, 1997 (the "1997 nine months") increased 48.3%, or $8.7 million, to $26.7 million from $18.0 million for the nine months ended March 31, 1996 (the "1996 nine months") primarily as a result of continued unit and dollar growth in sales of the Company's prescription products primarily the DYNACIN(R) and TRIAZ(R) products and the contribution from the LIDEX(R) and SYNALAR(R) products which were acquired on February 24, 1997 from various affiliates of Syntex Corporation and its parent F. Hoffmann-La Roche, Ltd. The Company has during the 1997 nine months increased the full-time equivalent number of sales personnel and has expanded its clinical testing and marketing activities in order to facilitate the increase in net sales. The Company's prescription products accounted for 86.2% of net sales in the 1997 nine months as compared to 80.4% of net sales in the 1996 nine months.

      Gross Profit

      Gross profit for the 1997 nine months increased 54.8%, or $7.1 million, to $20.1 million from $13.0 million in the 1996 nine months. As a percentage of net sales, gross profit grew to 75.0% in the 1997 nine months from 71.9% in the 1996 nine months primarily due to a higher average sales price of the DYNACIN(R) products and additional sales from the Company's higher margin products, primarily TRIAZ(R), LIDEX(R) and SYNALAR(R).

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses in the 1997 nine months increased 38.9%, or $3.1 million, to $11.2 million from $8.1 million in the 1996 nine months. The increase is primarily due to the introduction and administration of the LIDEX(R) and SYNALAR(R) products which the Company acquired in the third quarter of fiscal 1997 and began actively promoting the products to dermatologists nationwide, the introduction of two new products; BETA-LIFTX(TM) and AFIRM(TM) through the Company's formation of the TX SYSTEMS(TM) by Medicis business unit and an increase in promotional costs associated with advertising of the ESOTERICA(R) products and the Company's existing prescription products. Selling, general and administrative expenses also increased due to personnel costs attributable to an increase in variable compensation commensurate with increased sales volume, personnel cost attributable to a rise in full-time equivalent employees, and cost of living salary adjustments. Selling, general and administrative costs, have decreased 280 basis points as a percentage of sales to 41.9% from 44.7% in the 1997 nine months compared to the 1996 nine months.

      Research and Development Expenses

      Research and development expenses in the 1997 nine months increased 60.1% or approximately $365,000 to approximately $973,000, from approximately $608,000 in the 1996 nine months primarily due to expansion of new product research and development activities and an increase in expenses associated with the clinical support of the Company's existing products.

      Operating Income

      Operating income during the 1997 nine months increased 90.5% or, $3.5 million to $7.4 million from $3.9 million in the 1996 nine months. This increase was primarily a result of a 48.3% increase in sales volume coupled with an increase of 310 basis points in the Company's gross profit as a percentage of net sales and decrease of 280 basis points in selling, general, and administrative costs as a percentage of net sales.

      Interest Income (Expense)

      Interest income in the 1997 nine months increased to $2.7 million from approximately $86,000 in the 1996 nine months, primarily due to higher cash equivalent and short-term investment balances in the 1997 nine months. Cash equivalent and short-term investments balances have increased primarily due to the Company's public offering which raised $95.7 million before related expenses, the Company's cash flow from operations and funds received as a result of stock option exercises. Interest expense in the 1997 nine months decreased 71.1%, or approximately $47,000, to approximately $19,000 from approximately $66,000 in the 1996 nine months.

      Income Tax Benefit (Expense)

      Income tax benefit (expense) during the 1997 nine months increased $1.3 million to a benefit of $1.2 million from an expense of approximately $66,000 in the 1996 nine months. During the first quarter of fiscal 1997, the Company reassessed the estimated amount of valuation allowance required in light of the funds received from the public offering to reduce deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109") to an amount the Company, after consultation with its independent accountants, believed appropriate. Accordingly, a credit to income tax benefit of $2.0 million was reflected in the first quarter of fiscal 1997's Condensed Consolidated Statement of Operations and the corresponding deferred tax asset on the Company's Condensed Consolidated Balance Sheets. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future competitive and market conditions. No such income tax benefit was recorded in the 1996 nine months. The income tax benefit was partially offset by the Company's federal and state tax payments during the 1997 nine months.

      Net Income

      Net income during the 1997 nine months increased approximately 193.8%, or $7.4 million, to $11.2 million from $3.8 million in the 1996 nine months. The increase was primarily attributable to a 48.3% increase in sales volume, a 310 basis point increase in gross profit as a percentage of net sales, the decrease in selling, general and administrative as a percentage of net sales of 280 basis points and the recording of the $2.0 million income tax benefit in the 1997 nine months.

      LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997 and June 30, 1996, the Company had cash equivalents and short-term investments of approximately $77.0 million and $8.0 million, respectively. The Company's working capital was $87.3 million and $12.4 million at March 31, 1997 and June 30, 1996, respectively. The increase in working capital is primarily attributable to the Company's public offering of $95.7 million before related expenses, income from operations of $7.3 million, and funds received due to the exercise of stock options of $3.3 million.

      At March 31, 1997 and June 30, 1996, the Company had accounts receivable of $8.7 million and $5.2 million, respectively. The increase in the Company's accounts receivable balance is primarily due to an increase in sales volume in the third quarter of fiscal 1997 as compared to the quarter ended June 30, 1996. The Company also began recording sales for LIDEX(R) and SYNALAR(R) on February 24, 1997 pursuant to a transition service agreement with F. Hoffman-La Roche, Ltd. The Company will receive payment for sales recorded during the March 31, 1997 quarter in April, 1997.

      At March 31, 1997 and June 30, 1996, the Company had accounts payable balances of $4.3 million and $3.4 million, respectively. The increase in the Company's accounts payable balance is primarily due to inventory value associated with the Company's LIDEX(R), SYNALAR(R), AFIRM(TM) and BETA-LIFTX(TM) products.

      During fiscal 1997, the Company reassessed the estimated amount of valuation allowance required or necessary to reduce deferred tax assets available in accordance with SFAS No. 109 to an amount the Company, after consultation with its independent accounts, believed appropriate. Accordingly, a deferred tax asset of an additional $2.0 million was reflected in the consolidated balance sheet and a credit to deferred tax benefit of $2.0 million in the consolidated income statement. The amount of net deferred tax assets available that are estimated to be recoverable was based upon the Company's assessment of the likelihood of near-term operating income coupled with the uncertainties with respect to the impact of future competitive and market conditions. The amount of deferred tax asset available that ultimately will be realized will depend upon future events which are uncertain.

      On October 2, 1996, the Company completed a public offering for 2,775,000 primary shares of the Company's Class A Common Stock at a price of $30.00 per share. The underwriters also exercised the over allotment option of 416,250 shares at a price of $30.00 per share. Gross proceeds from the offering before related expenses totaled approximately $95,737,500. The Company anticipates using the proceeds from the offering for marketing expenses associated with new product introductions, the licensing or acquisition of formulations, technologies, products or businesses, research and development, expansion of marketing and sales capabilities and general corporate purposes.

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

      In January 1997, the Company agreed to acquire the United States and Canadian dermatology assets of Syntex USA, Inc. from various affiliates of Syntex and its parent company, F. Hoffmann-La Roche, Ltd. The Company, using cash reserves, paid $28 million, and will pay an additional $3 million under certain conditions, or less than 2.5 times sales over the past 12 months, for the purchased products. Medicis entered into four separate Asset Purchase Agreements with various Roche affiliates (the "Purchase Agreements") for the acquisition of the intellectual property rights, know-how and all finished goods inventory specifically associated with Syntex's topical corticosteroid dermatology products ("the Purchased Products") in the United States and Canada. The purchased products include the prescription topical steroid brands LIDEX(R) and SYNALAR(R). These topical corticosteroids combat inflammatory skin diseases by reducing swelling and pain, relieving itching, and constricting blood vessels in the skin. The product lines consist of various potencies and cosmetically elegant formulations, allowing dermatologists to prescribe the most appropriate product based on the severity and location of a patient's condition. Prior to the acquisition, the Company did not market any products in this category of dermatological care.

      On March 7, 1997, the Company announced that its Board of Directors had approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The dividend was paid to holders of record of the Class A and Class B Common Stock and all stock option holders on March 17, 1997, i.e., the record date. Holders of the Company's Class A and Class B Common Stock received one additional share of Common Stock for each two shares held. Similar adjustments will be made under the Company's Rights Agreement, dated as of August 15, 1995 (as amended from time-to-time) between the Company and Norwest Bank Minnesota, N.A., so that one additional right shall be issued to accompany each share of Common Stock issued pursuant to the dividend.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       4.1b Amendment No. 2 to Rights Agreement dated as of March 17, 1997 between the Company and Norwest Bank Minnesota, N.A.

      10.79 Asset Purchase Agreement dated January 21, 1997 between the Company and Syntex Pharmaceuticals International Limited

      10.80 Asset Purchase Agreement dated January 21, 1997 between the Company and Syntex (U.S.A.) Inc.

      10.81 Asset Purchase Agreement dated January 21, 1997 between the Company and Hoffmann-La Roche Limited

      10.82 Asset Purchase Agreement dated January 21, 1997 between the Company and Syntex Pharmaceuticals International Limited

      10.83 Transition Services Agreement dated January 21, 1997 between the Company and Hoffman-La Roche, Inc.

      10.84 Transition Services Agreement dated January 21, 1997 between the Company and Hoffman-La Roche Limited

      10.85 Supply Agreement (Fluocinolone Acetonide and Fluocinonide) dated January 21, 1997 between the Company and Syntex Pharmaceuticals International Limited

      10.86 License Agreement dated March 28, 1997 between the Company and Platinum(R) Software Corporation

      10.87 Master Software License Agreement dated March 28, 1997 between the Company and FocusSoft, Inc.

      11.1        Statements re: Computation of Per Share Earnings

      27          Financial Data Schedule

 (b)  Reports on Form 8-K

      During the third quarter of fiscal 1997, the Company filed the following report on Form 8-K:

      (i)  Current report on Form 8-K dated January 22, 1997 reporting under
      Item 5, the Company acquired the United States and Canadian assets of Syntex USA, Inc. ("Syntex") from various affiliates of Syntex and its parent company, F. Hoffmann-La Roche, Ltd.

      (ii) Current report on Form 8-K dated March 28, 1997 reporting under Item 5, the Company effected a three-for-two stock split in the form of a 50% stock dividend.


                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       MEDICIS PHARMACEUTICAL CORPORATION



Date:                                  By:  /s/ Jonah Shacknai
     -------------                          ------------------------------------
                                            Jonah Shacknai
                                            Chairman and Chief Executive Officer



Date:                                  By:  /s/ Mark A. Prygocki Sr.
     -------------                          ------------------------------------
                                            Mark A. Prygocki, Sr.
                                            Chief Financial Officer
                                            and Assistant Treasurer

                       MEDICIS PHARMACEUTICAL CORPORATION
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION

 4.1b Amendment No. 2 to Rights Agreement dated as of March 17, 1997 between the Company and Norwest Bank Minnesota, N.A.

10.79 Asset Purchase Agreement dated January 21, 1997 between the Company and Syntex Pharmaceuticals International Limited

10.80 Asset Purchase Agreement dated January 21, 1997 between the Company and Syntex (U.S.A.) Inc.

10.81 Asset Purchase Agreement dated January 21, 1997 between the Company and Hoffmann-La Roche Limited

10.82 Asset Purchase Agreement dated January 21, 1997 between the Company and Syntex Pharmaceuticals International Limited

10.83 Transition Services Agreement dated January 21, 1997 between the Company and Hoffman-La Roche, Inc.

10.84 Transition Services Agreement dated January 21, 1997 between the Company and Hoffman-La Roche Limited

10.85 Supply Agreement (Fluocinolone Acetonide and Fluocinonide) dated January 21, 1997 between the Company and Syntex Pharmaceuticals International Limited

10.86 License Agreement dated March 28, 1997 between the Company and Platinum(R) Software Corporation

10.87 Master Software License Agreement dated March 28, 1997 between the Company and FocusSoft, Inc.

11.1                     Statements re: Computations of Per Share Earnings

27                       Financial Data Schedule