Form 10-Q/A
period 1997-03-31
MEDICIS PHARMACEUTICAL CORP
filed 1997-06-24
CIK 859368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A


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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

 **    4.1b       Amendment No. 2 to Rights Agreement dated as of March 17,
                  1997 between the Company and Norwest Bank Minnesota, N.A.

 **   10.79       Asset Purchase Agreement dated January 21, 1997 between the
                  Company and Syntex Pharmaceuticals International Limited

 **   10.80       Asset Purchase Agreement dated January 21, 1997 between the
                  Company and Syntex (U.S.A.) Inc.

 **   10.81       Asset Purchase Agreement dated January 21, 1997 between the
                  Company and Hoffmann-La Roche Limited

 **   10.82       Asset Purchase Agreement dated January 21, 1997 between the
                  Company and Syntex Pharmaceuticals International Limited

 **   10.83       Transition Services Agreement dated January 21, 1997 between the Company and Hoffman-La Roche, Inc.

 **   10.84       Transition Services Agreement dated January 21, 1997 between the Company and Hoffman-La Roche Limited

 **   10.85       Supply Agreement (Fluocinolone Acetonide and Fluocinonide)
                  dated January 21, 1997 between the Company and Syntex
                  Pharmaceuticals International Limited

 **   10.86       License Agreement dated March 28, 1997 between the Company and
                  Platinum(R) Software Corporation

  *   10.87       Master Software License Agreement dated March 28, 1997 between the Company and FocusSoft, Inc.

  **   11.1       Statements re: Computation of Per Share Earnings

  **   27         Financial Data Schedule


     *  Confidential Treatment Requested

     ** Previously filed as an exhibit to the Registrant's Form 10-Q filed with the Commission on May 9, 1997.



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


                       MEDICIS PHARMACEUTICAL CORPORATION



Date: June 24, 1997                         By:  /s/ Jonah Shacknai
                                            ------------------------------------
                                            Jonah Shacknai
                                            Chairman and Chief Executive Officer



Date: June 24, 1997                         By:  /s/ Mark A. Prygocki Sr.
                                            ------------------------------------
                                            Mark A. Prygocki, Sr.
                                            Chief Financial Officer
                                            and Assistant Treasurer