Form 10-K
period 1997-06-30
MEDICIS PHARMACEUTICAL CORP
filed 1997-09-29
CIK 859368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     . . . . . . . . . . . . . . . . . . . .

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 For the fiscal
                            year ended June 30, 1997.
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the transition period from ____ to _____.

                         Commission file number 0-18443

                       MEDICIS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                 52-1574808
(State of other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

4343 East Camelback Road, Suite 250, Phoenix, AZ                 85018-2700
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code:           (602)  808-8800

Securities registered pursuant to Section 12(b) of the Act:         NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $0.014 par value
                        Preference Share Purchase Rights
                              (Title of each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K [ ].

The aggregate market value on September 16, 1997 of the voting stock held on September 16, 1997 by non-affiliates of the registrant was $467,417,559 (calculated by excluding all shares held by executive officers, directors and holders of five percent or more of the voting power of the registrant's Common Stock, without conceding that such persons are "affiliates" of the Registrant for purposes of the federal securities law).

As of September 16, 1997, there were outstanding 14,040,726 shares of Class A Common Stock $0.014 par value and 281,974 shares of Class B Common Stock $0.014 par value.

Documents incorporated by reference:

         Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I


         This Report contains forward-looking statements which involve risks and uncertainties. The actual results of Medicis Pharmaceutical Corporation (together with its wholly-owned subsidiaries, the "Company" or "Medicis") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Annual Report on Form 10-K and the Company's other Securities and Exchange Commission filings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 1. BUSINESS

THE COMPANY

         Medicis is the leading independent pharmaceutical company in the United States that offers prescription, over-the-counter ("OTC"), and cosmetic products and procedures exclusively to treat dermatological conditions. Emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products, the Company has achieved a leading position in the treatment of acne, acne-related conditions and psoriatic conditions, while also offering the leading domestic OTC fade cream product. The Company has built its business through the successful introduction of DYNACIN(R) and TRIAZ(R) products for the treatment of acne and the acquisition of the LIDEX(R) and SYNALAR(R) corticosteroid product lines, and the ESOTERICA(R) fade cream product line.

PRINCIPAL PRODUCTS AND PRODUCT LINES

         Medicis currently offers products in the following areas of dermatology: acne, inflammatory skin conditions, therapeutic emollients and moisturizers, hyperpigmentation and cosmetic dermatology. The Company addresses these areas with a range of prescription products, dermatologist-dispensed products and procedures and OTC products.

   PRESCRIPTION PHARMACEUTICALS

         Prescription pharmaceuticals accounted for 86.5% of the Company's net sales in the fiscal year ended June 30, 1997 ("fiscal 1997"). Medicis currently focuses its prescription pharmaceutical efforts primarily on treating acne, inflammatory skin conditions, psoriasis and other related conditions. The Company's branded pharmaceuticals are as follows:

DYNACIN(R) is an oral, systemic antibiotic prescribed for the treatment of moderate to severe acne vulgaris, the most common form of acne, a condition that resulted in over 10 million visits to dermatologists in 1995. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, doxycycline and minocycline. Minocycline, the active ingredient in DYNACIN(R) products, is widely prescribed for the treatment of acne for several reasons. It has a more convenient schedule of one or two doses per day as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline require ingestion on an empty stomach and often increase patient sensitivity to sunlight, creating a greater risk of sunburn. Moreover, the other forms of tetracycline, including doxycycline, often cause gastric irritation. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Studies suggest that bacterial resistance to erythromycin exceeds 60%, and resistance to doxycycline and tetracycline exceeds 40%, while the bacteria showed virtually no resistance to minocycline. Thus, although more expensive than other forms of branded tetracycline and many times more expensive than generic tetracycline, minocycline is documented to have clinical performance that is superior to other forms of tetracycline, while avoiding many of its disadvantages. However, the retail price of DYNACIN(R) is approximately 30% lower than the average reported retail price of another branded minocycline product, Minocin, while selling at approximately 25% to 30% higher than the average reported retail price of generic minocycline. DYNACIN(R) is at least comparable in performance to Minocin and is believed by the Company to enjoy certain performance characteristics that favorably distinguish it from generic minocycline. DYNACIN(R) was launched in the second quarter of the fiscal year ended June 30, 1993 ("fiscal 1993"). At June 30, 1997, DYNACIN(R) held approximately 56% of total branded minocycline market sales and was the leading branded minocycline in the United States. There can be no assurance that DYNACIN(R) will not lose significant market share in the future, that it will remain a competitive product, or that the Company will be able to compete successfully in the acne treatment market through the sale of DYNACIN(R) or any other product. The Company has entered into a manufacturing and supply agreement with Schein Pharmaceuticals, Inc. ("Schein") for the supply of DYNACIN(R) products. See "-- Manufacturing."

TRIAZ(R) is a topical therapy prescribed for the treatment of all forms and varying degrees of acne, and is available as a gel in two concentrations and as a cleanser. The combined domestic sales of topically-applied prescription acne products were in excess of $500 million in 1996. The most frequently prescribed topical acne treatments include Cleocin-T, generic topical clindamycin, and Benzamycin. While these therapies are generally effective, TRIAZ(R) offers advantages over each product, including improved stability, greater convenience of use, reduced cost and fewer side effects. Benzamycin requires refrigeration and mixing by a pharmacist and has a relatively short shelf life of three months. TRIAZ(R) comes in a ready-mixed gel that does not require refrigeration and has a two-year shelf life. In addition, TRIAZ(R) is aesthetically pleasing and minimizes the extreme drying and scaling of skin often caused by competing brands. The average reported retail price of TRIAZ(R) is less than that of either Cleocin-T or Benzamycin. TRIAZ(R) products are manufactured using the active ingredient benzoyl peroxide in a vehicle containing glycolic acid and zinc lactate. Studies have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne. Glycolic acid is believed by the Company to enhance the effectiveness of benzoyl peroxide by exfoliating the outer layer of the skin (thereby providing direct access to the bacteria), and zinc lactate is believed by the Company to act to reduce the appearance of inflammation and irritation often associated with acne. TRIAZ(R) was developed internally by the Company's formulation scientists and introduced in the second quarter of the year ended June 30, 1996 ("fiscal 1996"). There can be no assurance that the Company will be able to successfully market the TRIAZ(R) product line or that the TRIAZ(R) product line will achieve or retain market acceptance. The Company has certain licensed patent rights covering varying aspects of TRIAZ(R). TRIAZ(R) products are manufactured to the Company's specifications on a purchase order basis by Paco Laboratories, Inc. and Accupac, Inc. See "--Manufacturing," "-- Trademarks" and "-- Patents and Proprietary Rights."

LIDEX(R) is a high-potency topical corticosteroid brand prescribed for the treatment of inflammatory and hyperproliferative skin diseases such as eczema, psoriasis, atopic dermatitis, poison ivy, and other inflammatory skin conditions. LIDEX(R) was introduced more than 20 years ago and is among the most widely-accepted, efficacious and safe topical steroid treatments available. Medicis acquired LIDEX(R) and SYNALAR(R) in the United States and Canada from Syntex U.S.A., a division of F. Hoffman-LaRoche (Roche), in the third quarter of fiscal 1997. The addition of the LIDEX(R) and SYNALAR(R) products broadens the range of treatments the Company makes available to dermatologists and their patients. The active ingredient in LIDEX(R), fluocinonide, works to alleviate inflammations of the skin by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The LIDEX(R) product line consists of various strengths and cosmetically elegant formulations, including gels, ointments, creams, solutions and emollient creams. This flexibility allows dermatologists to prescribe the most appropriate product based on the severity and location of a patient's condition, as well as the thickness of skin. The various forms of LIDEX(R) are preservative-free, and the active ingredient is fully dissolved in the vehicle of the medication (with the exception of the LIDEX-E(R) Cream), resulting in better absorption of the medication into the skin. Competing steroid brands in the high potency category include Halog, Elocon, and Cyclocort. LIDEX(R) also competes with steroid brands in the super-potency category such as Temovate, Diprolene and Psorcon; however, these products have a time limitation on their usage, whereas there are no restrictions on the length of treatment with LIDEX(R). LIDEX(R) is priced comparably to other branded corticosteroid products. There can be no assurance that the Company will be able to successfully market the LIDEX(R) product line or that the LIDEX(R) product line will achieve or retain market acceptanceThe Company has a manufacturing and supply agreement with Patheon, Inc., for the production of LIDEX(R). See "--Manufacturing," "-- Trademarks" and "-- Patents and Proprietary Rights."

SYNALAR(R) is a mid- to low-potency topical corticosteroid brand prescribed for the treatment of less severe forms of inflammatory and hyperproliferative skin diseases such as eczema, psoriasis, poison ivy, atopic dermatitis and other inflammatory skin conditions. The active ingredient in SYNALAR(R), fluocinolone acetonide, works to alleviate inflammations of the skin by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The SYNALAR(R) product line consists of various strengths and cosmetically elegant formulations, including ointments, creams, emollient creams and solutions. This flexibility allows dermatologists to prescribe the most appropriate product based on the severity and location of a patient's condition, as well as the thickness of skin. Competing steroid brands in the mid- and low-potency categories include Aristocort, Cutivate, and Valisone. There can be no assurance that the Company will be able to successfully market the SYNALAR(R) product line or that the SYNALAR(R) product line will achieve or retain market acceptance. SYNALAR(R) is priced comparably to other branded corticosteroid products. The Company has a manufacturing and supply agreement with Patheon, Inc., for the production of SYNALAR(R). See "-- Manufacturing," "-- Trademarks" and "-- Patents and Proprietary Rights."

THERAMYCIN(TM) Z is a topical antibiotic therapy available as a lotion prescribed for the treatment of acne. THERAMYCIN(TM) Z is erythromycin in a solution containing zinc acetate, which acts to reduce the appearance of inflammation and irritation often associated with acne. THERAMYCIN(TM) Z competes with other topical acne treatments, including Cleocin-T, Erycette, ATS, Emgel and other topical antibiotics. There can be no assurance that the Company will be able to successfully market the THERAMYCIN(TM) Z product line or that the THERAMYCIN(TM) Z product line will achieve or retain market acceptance. The Company has an exclusive worldwide license to market this product from a subsidiary of IVAX Corporation ("IVAX"). The Company purchases THERAMYCIN(TM) Z from IVAX pursuant to a manufacturing and supply agreement. See "--Manufacturing" and "-- Certain License and Royalty Agreements."

BENZASHAVE(R) products are shave creams marketed by the Company as topical therapies for the treatment of pseudofolliculitis barbae ("PFB") and acne associated with shaving. PFB, commonly called "razor bumps," is a painful irritation aggravated by shaving. This condition affects millions of men in the United States, particularly African Americans and others with relatively coarse facial hair. However, medical treatment is often not sought, as many men afflicted with PFB grow facial hair to avoid shaving, or use a variety of nonprescription shaving products which claim to alleviate the condition. The Company believes that BENZASHAVE(R) products are the only prescription shaving products available for treatment of PFB and acne associated with shaving. There can be no assurance that the Company will be able to successfully market BENZASHAVE(R) products or that BENZASHAVE(R) will achieve or maintain market acceptance. The Company entered into an exclusive worldwide license to market BENZASHAVE(R) with IVAX in the fiscal year ended June 30, 1991 ("fiscal 1991"), which includes a license of patent rights relating to the use of benzoyl peroxide in the treatment of PFB. The Company purchases BENZASHAVE(R) pursuant to a manufacturing and supply agreement. See "--Manufacturing," "--Certain License and Royalty Agreements," "-- Trademarks" and "-- Patents and Proprietary Rights."

   DERMATOLOGIST-DISPENSED COSMETIC DERMATOLOGY TREATMENTS

         In the third quarter of fiscal 1997, the Company introduced a new business unit called TxSYSTEMS by MEDICIS(TM), to market cosmetic dermatology treatments for sale directly to dermatologists nationwide for administration and dispensing to patients. With more than 80 million Americans turning 50 between 1997 and 2010, demand for cosmetic procedures and products continues to grow. Cosmetic dermatology has gained increasing importance as new therapies and procedures have become available to effect significant improvement in the appearance of skin and hair. Numerous non-prescription treatments are available today, including glycolic acid in the form of creams and lotions to treat the appearance of fine lines and improve skin texture, as well as various chemical peels designed to rejuvenate the skin and correct scarring, discoloration and textural irregularities. Furthermore, because cosmetic treatment is discretionary and not covered by medical insurance, this market segment is not subject to the impact of managed care seen in other areas of dermatology. Thus the dispensing business is an important area for the continued growth and success of the Company, and the Company will seek to become a leader in the field of cosmetic dermatology through the timely introduction of innovative products in this growing category. Initially, two products have been introduced by the TxSYSTEMS by MEDICIS(TM) business unit:

AFIRM(TM) is a line of topical creams containing the active ingredient retinol, a vitamin-A derivative, to improve the texture and appearance of skin. AFIRM(TM) works directly on the epidermis to exfoliate skin and restore and enhance the natural cell renewal process. AFIRM(TM) reduces the appearance of fine lines, superficial scars, and skin discoloration, helps to repair sun damaged skin, and makes skin look and feel smoother and firmer. The cosmetically elegant formulation of the creams makes AFIRM(TM) greaseless, non-comedogenic, and safe for daily use. The product incorporates MICROSPONGE(R) technology developed by Advanced Polymer Systems, Inc. ("APS") to maintain stability of the retinol molecule and provide continuous delivery of retinol to the skin, simultaneously providing improved bioavailability by absorption and reduced skin irritation. AFIRM(TM)is available in three strengths of retinol for varying skin types. There can be no assurance that the Company will be able to successfully market the AFIRM(TM)product line or that the AFIRM(TM)product line will achieve or retain market acceptance. The Company has a license and supply agreement with APS for the manufacture of AFIRM(TM), which includes certain restrictions on the ability of the Company to market this product directly to consumers. See "-- Manufacturing" and "-- Certain License and Royalty Agreements."

BETA-LIFTX(TM) is a five-minute peel procedure that stimulates cell turnover and renewal through the application of salicylic acid in the form of microcrystals using the MICROSPONGE(R) technology developed by APS. BETA-LIFTx(TM) works to reduce the appearance of fine lines, skin discoloration, superficial scars, and other signs of photodamaged skin. Unlike glycolic acid or other chemical peels, the BETA-LIFTx(TM) product is self limiting or automatically shuts off after approximately five minutes and does not damage the integrity of the skin's function as a protective barrier, making the procedure easier and safer to perform than similar in-office treatments. BETA-LIFTx(TM) is sold to dermatologists in the form of a kit containing pre-cleanse pads, one application of the salicylic acid, and a 1 oz. bottle of THERAPLEX HYDROLOTION(R) as an after-care moisturizer. BETA-LIFTx(TM) was developed and patented by Dr. Albert Kligman, the inventor of Johnson & Johnson's topical acne treatment Retin-A(R), and Dr. Douglas Kligman. There can be no assurance that the Company will be able to successfully market the BETA-LIFTx(TM) product line or that the BETA-LIFTx(TM) product line will achieve or retain market acceptance. The Company has a license and supply agreement with APS for the production of BETA-LIFTx(TM), which includes certain restrictions on the ability of the Company to market this product to certain specialties outside dermatology.
See "-- Manufacturing" and "-- Certain License and Royalty Agreements."

   OVER-THE-COUNTER PRODUCTS

         OTC pharmaceutical products accounted for 13.5% of the Company's net sales in fiscal 1997. Medicis markets a variety of OTC skin care products to treat hyperpigmentation, dry skin and certain inflammatory skin conditions. The Company's OTC products are as follows:

ESOTERICA(R) is a line of topical creams used to treat minor skin discoloration problems such as age spots, uneven skin tones, dark patches, blotches and freckles. ESOTERICA(R) is the leading line of fade creams in the United States. ESOTERICA(R) is available in five formulations, consisting of four creams containing various concentrations of the active ingredient hydroquinone and a body lotion. Hydroquinone is the only agent proven to reduce hyperpigmentation and the only product legally sold in the United States for this purpose. Other OTC products used to treat minor skin discoloration include Porcelana and AMBI, which are sold in a variety of creams, gels and lotions. There can be no assurance that the Company will be able to successfully market the ESOTERICA(R) product line or that the ESOTERICA(R) product line will maintain market acceptance. The Company acquired the ESOTERICA(R) product line from SmithKline Beecham Consumer Healthcare L.P. ("SmithKline") in fiscal 1991, and assumed the marketing of these products in the United States and Canada. The Company has a manufacturing agreement for the ESOTERICA(R) products with Contract Pharmaceuticals Limited on a purchase order basis. See "-- Manufacturing."

THERAPLEX(R) is a line of moisturizers that are used for the treatment of dry skin or certain inflammatory skin conditions, such as psoriasis, eczema or ichthyosis. The THERAPLEX(R) line consists of three products, THERAPLEX(R) EMOLLIENT, THERAPLEX(R) CLEARLOTION and THERAPLEX(R) HYDROLOTION, that combine high molecular weight hydrocarbons, the active component of petrolatum, with certain silicones. THERAPLEX(R) moisturizers do not contain the normally greasy, sticky and odoriferous petrolatum components found in competitive products. Skin care products containing the patented ingredient present in THERAPLEX(R) moisturizers have been marketed by other companies under other trade names for several years in certain European countries, and more recently in Canada. THERAPLEX(R) moisturizers compete with a variety of other moisturizing products, including Eucerin, Lubriderm and Keri-Lotion, as well as other mass marketed moisturizers. There can be no assurance that the Company will be able to successfully market the THERAPLEX(R) product line or that the THERAPLEX(R) product line will achieve or retain market acceptance. The Company acquired a license to the patent underlying the THERAPLEX(R) product line in 1990. The Company has various agreements for the manufacture of the THERAPLEX(R) product line on a purchase order basis and is obligated to pay certain royalties on its product sales. See "-- Manufacturing" and "-- Certain License and Royalty Agreements."

PRODUCTS IN DEVELOPMENT

         The Company has developed and obtained rights to certain dermatological agents in various stages of development, and with potential applications, including line extensions, new products and reformulations of existing products. Medicis' strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data (when possible), followed by rapid safety and efficacy testing in humans. While development periods may vary, the Company generally selects products for development with the objective of proceeding from formulation to product launch within a two-year period.

         Medicis directs the efforts of contract laboratory research facilities to perform formulation and research work on active ingredients as well as the third-party conduct of preclinical studies and clinical trials. All products and technologies under development will require significant commitments of personnel and financial resources. Several products will require extensive clinical evaluation and premarketing clearance by the United States Food and Drug Administration ("FDA") and comparable agencies in other countries prior to commercial sale. Certain of the products and technologies under development have been licensed from third parties. The failure of the Company to meet its obligations under one or more of these agreements could result in the termination of the Company's rights under such agreements. In addition, the Company regularly reevaluates its product development efforts. On the basis of these reevaluations, the Company has in the past, and may in the future, abandon development efforts for particular products. No assurance can be given that any product or technology under development will result in the successful introduction of any new product. Failure of the Company to introduce and market new products, whether internally developed or acquired from third parties, could have a material adverse effect on the Company's business, financial condition or results of operation. See "-- Government Regulation."

         The Company's research and development costs for Company-sponsored and unreimbursed co-sponsored pharmaceutical projects for fiscal 1997, fiscal 1996 and the fiscal year ended June 30, 1995 ("fiscal 1995") were $1,450,000, $952,000 and $770,000, respectively. The Company has in the past supplemented, and may in the future supplement, its research and development efforts by entering into additional research and development agreements with other pharmaceutical companies in order to defray the cost of product development. There can be no assurance that the Company will enter into research and development agreements acceptable to the Company, or at all.

         In June 1997, the Company signed an agreement with Abbott Laboratories, Inc. ("Abbott") for the development and manufacture of a branded dermatologic product. Abbott will be responsible for the development and eventual manufacture of the product, which the Company will market exclusively to dermatologists. The Company will pay certain costs with respect to certain product approvals estimated to be approximately $1,000,000.

MARKETING AND SALES

   PRESCRIPTION PHARMACEUTICALS

        The Company believes its marketing and sales organization to be of the most productive in the dermatology sector. The marketing effort is focused on assessing and meeting the needs of dermatologists. The Company's prescription sales team, consisting of 33 members at September 16, 1997, regularly calls on dermatologists. Those dermatologists responsible for a relatively higher volume of prescriptions are visited more frequently than less busy practices. The Company has created an incentive program based on aggressive goals in market share growth, and believes its highest performing sales representatives to be well compensated. The Company believes that its most effective promotion is achieved by cultivating a relationship of trust and confidence with dermatologists themselves. Medicis also uses a variety of marketing techniques to promote its products, including sampling, journal advertising, promotional material, specialty publications, rebate coupons, product guarantees, a leadership position in educational conferences and exposure of its products on the Internet.

   OVER-THE-COUNTER PRODUCTS

         The Company's OTC products are promoted to retailers and wholesalers by manufacturers' representatives who also support a substantial number of products of other manufacturers. The Company also markets its OTC products through trade promotions, radio and print advertising, couponing and consumer awareness programs.

   DERMATOLOGIST-DISPENSED COSMETIC DERMATOLOGY TREATMENTS

         The Company has a separate, specially-dedicated sales force of 13 field representatives as of September 16, 1997, as part of the new TxSYSTEMS by MEDICIS(TM) business unit to market cosmetic dermatology products for sale directly to dermatologists. TxSYSTEMS(TM) representatives call on high-volume dermatologists who are actively engaged in dispensing cosmetic products directly to patients and who perform cosmetic procedures in their offices. The nature of cosmetic products makes the selling method and message different for TxSYSTEMS(TM) representatives than that of the prescription sales force. TxSYSTEMS(TM) representatives conduct in-depth product demonstrations and training, assist physicians and their office staffs with merchandising, and provide consulting to dermatologists beginning in the dispensing business. The Company also uses a variety of marketing techniques to support the field sales force, including promotional and display materials, direct mail programs, journal advertising, public relations efforts to obtain editorial coverage of the product, and attendance at educational conferences and seminars.

WAREHOUSING AND DISTRIBUTION

         The Company utilizes an independent national warehousing corporation to store and distribute its products from three central warehousing locations in California, Kansas and Maryland. Upon the receipt of a purchase order through electronic data input ("EDI"), phone, mail or facsimile, the order is processed into the Company's inventory systems, at which time an inventory picking sheet is automatically placed via EDI to the most efficient warehouse location for shipment, usually within 24 hours, to the customer placing the order. Upon shipment, the warehouse sends back to the Company via EDI the necessary information to automatically process the invoice in a timely manner.

CUSTOMERS

         Medicis' customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson Drug Company ("McKesson"), Bergen Brunswig Drug Company ("Bergen Brunswig"), Cardinal Health, Inc. ("Cardinal"), Bindley Western Drug Company ("Bindley") and major drug chains. During fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for approximately 20.6%, 16.3% and 10.9%, respectively, of the Company's sales. For fiscal 1996, McKesson, Bergen Brunswig and Cardinal accounted for approximately 15.5%, 12.2% and 11.8%, respectively, of the Company's sales. For fiscal 1995, McKesson and Bergen Brunswig accounted for approximately 15.9% and 9.6%, respectively, of the Company's sales. The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among wholesale distributors or retailers could result in the combination or elimination of warehouses which may stimulate product returns to the Company, cause a reduction in their inventory levels, or otherwise result in reductions in purchases of the Company's products, any of which could result in a material adverse impact upon the Company's business, financial condition or results of operations.

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

         The Company's DYNACIN(R) products are manufactured by Schein in compliance with the Company's stringent, internally developed specifications and quality standards pursuant to a supply agreement that expires in December 1999. Under the agreement, Schein manufactures minocycline for sale in the branded market exclusively for the Company, but may manufacture and sell minocycline for itself or others as a generic product. Schein currently manufactures minocycline for the generic market under its own label. The Schein supply agreement is subject to automatic renewal for successive two-year periods if neither party gives timely notice of termination and may also be canceled without cause upon 12-months' notice. Schein may also terminate the exclusivity portion of the agreement if its profit margin on sales of DYNACIN(R) products falls below a specified level. Schein may terminate the agreement upon a material breach by the Company, in the event that the Company becomes insolvent, or if any lawsuit is commenced alleging a patent or a proprietary rights violation. The agreement also provides that the Company will purchase all of its requirements for minocycline from Schein but may purchase some of its requirements from another manufacturer if Schein fails to meet certain cost standards or fails to provide the Company with all of its requirements for two of four consecutive calendar quarters. In addition, the Company may use alternative sources if Schein terminates the Company's exclusive rights to purchase branded minocycline based upon the Company's failure to meet the specified profit margins, as defined. Either party may terminate the agreement in the event that one party cannot perform under the agreement for a period of three months or longer for certain reasons beyond its control, such as war, strike, fire, lockout or acts of God. The Company believes that it has alternative sources of supply and that it would be able to use these alternative sources to preserve an adequate supply of DYNACIN(R). However, the inability of Schein to fulfill the Company's supply requirements for DYNACIN(R), currently the Company's largest-selling product, could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's LIDEX(R) and SYNALAR(R) products are manufactured primarily by Patheon, Inc., in accordance with a manufacturing and supply agreement assumed by the Company concurrent with the acquisition of the LIDEX(R) and SYNALAR(R) products. Under the terms of the agreement, Roche shall continue to supply, at cost, active ingredients necessary for manufacturing the LIDEX(R) and SYNALAR(R) products. The Patheon manufacture and supply agreement is subject to one-year automatic renewals subsequent to its current expiration in January 1999. Two stock-keeping units ("SKUs") of the LIDEX(R) products are manufactured on a purchase order basis and in accordance with an indemnification agreement with Paco Laboratories, Inc. The inability of Patheon, Inc., to fulfill the Company's supply requirements for LIDEX(R) and SYNALAR(R) could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's AFIRM(TM) and BETA-LIFTx(TM) products are manufactured by APS pursuant to a license and supply agreement that expires on the later of the expiration date of the last to expire patent relating to the AFIRM(TM) and BETA-LIFTx(TM) products, or in October 2006, the tenth anniversary of the effective date. Under the terms of the agreement, APS may manufacture and sell similar products at specified strengths for itself or others to be marketed outside the specialty of dermatology. In the event that APS fails to supply the Company's requirements for either product, the Company is permitted to purchase its requirements from third parties.

        The Company purchases THERAMYCIN(TM) Z and BENZASHAVE(R) products exclusively from IVAX, pursuant to a manufacturing agreement expiring in July 2000. In the event that IVAX is prevented from completing performance of its obligations under the agreement for specified reasons beyond its control, it is excused from such performance until such time as the event preventing its performance ceases. If IVAX is unable to supply the Company's requirements of either product, the Company is permitted to purchase the unsatisfied requirements from third parties.

        The remainder of the Company's products are produced on a purchase order basis only, including its ESOTERICA(R) products, manufactured by Contract Pharmaceuticals Limited; THERAPLEX(R) EMOLLIENT products, manufactured by ViFor, S.A., a Swiss manufacturing company ("ViFor"); THERAPLEX(R) CLEARLOTION products, manufactured by Accupac, Inc.; THERAPLEX(R) HYDROLOTION products, manufactured by BeautiControl Cosmetics, Inc.; and TRIAZ(R) products, manufactured by Paco Laboratories, Inc.

        There can be no assurance that the above manufacturers will continue to meet the FDA's regulations or the Company's product specifications and standards for the indicated products or that they can continue to meet product demand on a consistent and timely basis. Schein, IVAX and ViFor are currently the sole manufacturers of DYNACIN(R) products, THERAMYCIN(TM) Z and BENZASHAVE(R) products, and THERAPLEX(R) EMOLLIENT products, respectively. The Company believes that alternative sources of manufacturing are available for all of its products. Because of the FDA requirement for cGMP validation of manufacturing facilities for particular products, validation of a new facility to serve as a replacement source of manufacturing requires a substantial period of time. Any loss of a manufacturer or other manufacturing difficulties could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has obtained business interruption insurance to insure against the loss of income for up to 12 months due to the interruption of manufacturing of the Company's five principal products due to certain causes. While the Company believes that the policy provides substantial protection against the covered events, there can be no assurance that the policy will cover all manufacturing interruptions or that the amount of such insurance will be adequate to fully protect the Company for losses associated with such interruptions.

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

CERTAIN LICENSE AND ROYALTY AGREEMENTS

        In July 1990, the Company entered into two separate license agreements with IVAX, as successor to Syosset Laboratories, Inc. ("Syosset"), under which the Company acquired a 10-year exclusive, worldwide license to market and sublicense the products Erythromycin 2%, which Medicis markets as THERAMYCIN(TM)Z,

BENZASHAVE(R) 5% and 10% and certain other products. IVAX also manufactures the licensed products for the Company pursuant to a manufacturing agreement. The licensing agreements are subject to termination by IVAX upon a material failure of the Company to perform its obligations under the agreements for 60 days, or upon the Company's failure to perform under the payment provisions of the agreements for 30 days, or upon the filing of a petition in bankruptcy by or against the Company.

         In April 1989, the Company sublicensed a United States patent relating to the THERAPLEX(R) line of products pursuant to a modified license agreement among the Company, Dr. Hans Rudi Suess and H.R. Suess, A.G. (collectively, "Suess") and Euromerican Trade Resources, Inc. ("Euromerican"). The Company was granted an exclusive sublicense to market all products manufactured pursuant to the patent in the United States, Mexico and Japan, until the patent expires in October 1999. The agreement further grants the Company the right to otherwise exploit the know-how embodied in the patent. The agreement requires that the Company make annual payments of specified minimum royalties. The agreement is subject to termination by Suess upon Euromerican's failure to perform its obligations under the agreement for 45 days or by Suess or Euromerican upon the Company's failure to perform its obligations under the agreement for 45 days or upon the occurrence of other standard events of default. The Company has also received a separate assignment from Dr. Eugene Gans and Dr. Suess of certain patent rights relating to the Company's THERAPLEX(R) HYDROLOTION products.

         In October 1996, the Company entered into a license and supply agreement with APS under which the Company has exclusive rights to market APS' proprietary retinol product, which the Company markets as AFIRM(TM), to the specialty of dermatology, and APS' proprietary salicylic acid product, which the Company markets as BETA-LIFTx(TM). APS also manufactures the licensed products for the Company pursuant to this license and supply agreement. The agreement expires on the later of the expiration date of the last to expire patent relating to the AFIRM(TM) and BETA-LIFTx(TM) products or on the tenth anniversary of the effective date.

         There can be no assurance that the Company will fulfill its obligations under any of the foregoing agreements. The failure to satisfy the requirements of any agreement could result in the loss of the Company's rights under the agreements and in other related agreements which could have a material adverse affect upon the Company's business, financial condition or results of operations.

TRADEMARKS

         The Company believes that trademark protection is significant in establishing product recognition. The Company owns 51 federally registered trademarks. The Company has filed United States applications for registration of 59 additional trademarks and service marks. United States federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance provided the mark is still being used in commerce. There can be no assurance that any such trademarks or service marks will afford the Company adequate protection, or that the Company will have the financial resources to enforce its rights under any such trademarks and service marks. The inability of the Company to protect its trademarks or service marks from infringement could result in injury to any goodwill which may be developed in such trademarks or service marks. Moreover, the Company's inability to use one or more of its trademarks or service marks because of successful third-party claims to such marks could have a material adverse effect on the Company's business, financial condition or results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

         The Company has licensed rights to products covered by certain United States patents directed to aspects of the THERAPLEX(R), BENZASHAVE(R), AFIRM(TM) and BETA-LIFTx(TM) compounds/formulations, and the Company has obtained patents directed to aspects of several other compounds. The Company is also pursuing several United States patent applications. No assurance can be given that patents will be issued with respect to any of these applications. The Company has acquired rights under certain patents and patent applications from third-party licensors. The Company has also acquired from certain of its consultants and principals an assignment of their rights to certain United States patents or patent applications. Certain of such patents and patent applications may be subject to claims of rights by third parties by reason of existing relationships with the party who filed such patents or patent applications. No assurance can be given that the Company will be able to obtain any rights under such patents or patent applications as a result of such conflicting claims, or that any rights which the Company may obtain will be sufficient for the Company to market products which may be the subject of such patents or patent applications. The Company may be required to obtain licenses and/or pay royalties to obtain the rights it acquires under such patents or patent applications, and no assurance can be given that the Company will be able to obtain rights under such patents or patent applications on terms acceptable to the Company, or at all.

         The Company believes that its success will depend in part on its ability to obtain and maintain patent protection for its own inventions, and to obtain and maintain licenses for the use of patents licensed or sublicensed by third parties. No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. There can be no assurance that challenges will be not be instituted against the validity or enforceability of any patent owned by or licensed to the Company or, if instituted, that such challenges will not be successful. The Company only conducts complete searches to determine whether its products infringe upon any existing patents as it deems appropriate. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial and require a significant commitment of management's time. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. There can be no assurance that the products and technologies the Company currently markets, or may seek to market in the future, will not infringe patents or other rights owned by others. In the event of an adverse outcome of any dispute with respect to patents or other rights, the Company may be required to license such disputed rights or cease using such disputed rights. There can be no assurance that a license would be on terms acceptable to the Company, or granted at all.

         The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and recognizes that its patent position, therefore, may be stronger in the United States than in Europe. In addition, the protection provided by foreign patents once they are obtained may be weaker than that provided by domestic patents.

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

COMPETITION

         Competition is intense among manufacturers of prescription pharmaceuticals, such as the DYNACIN(R), LIDEX(R), SYNALAR(R), TRIAZ(R), THERAMYCIN(TM) Z, and BENZASHAVE(R) products for the treatment of dermatological diseases, in the OTC market for dermatological products such as the ESOTERICA(R) and THERAPLEX(R) product lines, and in the dermatologist-dispensed cosmetic dermatology market for products such as AFIRM(TM) and BETA-LIFTx(TM), as well as other products which the Company may develop and market in the future. Most of the Company's competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than available to the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's product lines. The pharmaceutical industry is characterized by intense competition and rapid product development and technological change. The Company's products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by the Company's products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by any one or more of such developments. Each of the Company's products competes for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

         DYNACIN(R) competes with Minocin, a branded minocycline product marketed by American Home Products Corporation ("AHP"), Vectrin, marketed by Warner-Chilcott Laboratories, Inc. ("Warner-Chilcott") and generic minocycline products marketed by Schein, BioCraft Laboratories, Inc. ("BioCraft") and Warner-Chilcott. Other oral antibiotics utilized for the treatment of acne include erythromycin, doxycycline and tetracycline marketed in branded and generic form by a variety of companies. LIDEX(R) and SYNALAR(R) compete with a number of corticosteroid brands in the super-, high-, mid-, and low-potency categories for the treatment of inflammatory and hyperproliferative skin conditions. Competing brands include Halog, marketed by Westwood-Squibb; Elocon, Diprolene, Diprosone and Valisone, marketed by Schering-Plough; Cyclocort, marketed by Fujisawa; Temovate and Cutivate, marketed by Glaxo; Psorcon, marketed by Rhone-Poulenc Rohrer; and Aristocort, marketed by AHP. The Company believes that TRIAZ(R) competes with Cleocin-T and a generic topical clindamycin, marketed by Pharmacia & Upjohn, Inc.; Benzac, marketed by Galderma, Inc., a subsidiary of L'Oreal; and Benzamycin, marketed by a subsidiary of Rhone-Poulenc Rorer. ESOTERICA(R) primarily competes with Porcelana, marketed by Dep Corp. and AMBI, marketed by Kiwi Brands, a division of Sara Lee Corporation ("Kiwi"). In the category of dermatologist-dispensed cosmetic dermatology products, AFIRM(TM) and BETA-LIFTx(TM) compete with various brands and private-label products, as well as compounds which some dermatologists formulate themselves in small quantities for their patients. Examples of competing brands include the Glytone line marketed by C & M Pharmacal; the M.D. Formulations, M.D. Forte and Aqua Glycolic lines marketed by Allergan; as well as various product lines marketed by NeoStrata Company, the Gly Derm division of ICN Pharmaceuticals, the Nova Skin Care Division of Glaxo, Obagi/NuDerm, and Cellex-C Distribution Company.

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

GOVERNMENT REGULATION

   DRUG AND COSMETIC REGULATION

         The manufacture and sale of cosmetics and drugs are subject to regulation principally by the FDA and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission ("FTC") and state and local authorities regulate the advertising of OTC drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising and promotion of the Company's products. In general, products falling within the FDA's definition of "new drugs" require premarketing clearance by the FDA. Products falling within the FDA's definition of "cosmetics" or of "drugs" that are not "new drugs" and that are generally recognized as "safe and effective" do not require premarketing clearance.

         The steps required before a pharmaceutical compound may be marketed in the United States include (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an Investigatory New Drug ("IND") application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application ("NDA") and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

         Preclinical testing is generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a drug. The results of these studies are submitted to the FDA as a part of an IND, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

         In general, FDA approval is required before a new drug product may be marketed in the United States. However, most OTC drugs are exempt from the FDA's premarketing approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drugs then in the market. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. OTC drug products are classified by the FDA in one or more categories: Category I products, which are deemed "safe and effective for OTC use," Category II products, which are deemed "not generally recognized as safe and effective for OTC use," and Category III products, which are deemed "possibly safe and effective with studies ongoing." For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually will not take regulatory action against such a product unless failure to do so will pose a potential health hazard to consumers. Drugs subject to final monographs, however, are subject to various FDA regulations concerning, for example, cGMP, general and specific OTC labeling requirements (including warning statements), prohibitions against promotion for conditions other than those stated in the labeling, and requirement that OTC drugs contain only suitable inactive ingredients. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

         The active ingredient in DYNACIN(R) products (minocycline) and the active ingredients in LIDEX(R) and SYNALAR(R) (fluocinonide and fluocinolone acetonide, respectively) have been approved by the FDA. The active ingredient in TRIAZ(R) and BENZASHAVE(R) products has been classified as a Category III product under a tentative final FDA monograph for OTC distribution for use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association has undertaken, further studies to confirm that benzoyl peroxide, an active ingredient in TRIAZ(R) and BENZASHAVE(R) products, is not a tumor promoter when tested in conjunction with UV light exposure. TRIAZ(R) and BENZASHAVE(R) products, which the Company sells on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. In the Company's opinion, TRIAZ(R) and BENZASHAVE(R) products would also be considered to be generally recognized as safe and effective for their intended uses under the Food and Drug Act. There can be no assurance these tests will confirm the status of benzoyl peroxide as generally recognized as safe and effective or that adverse test results would not result in withdrawal of TRIAZ(R) and BENZASHAVE(R) from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against the Company and could otherwise have a material adverse effect on the Company's business, financial condition or results of operation.

          Certain ESOTERICA(R) products contain the active ingredient hydroquinone, currently a Category I product. Independent expert dermatologists have formally expressed the view that hydroquinone at a 2% concentration is generally recognized as safe and effective for its intended use. However, in 1992, with the concurrence of the FDA, the industry initiated dermatological metabolism and toxicity studies to fully support hydroquinone's continued Category I status. Notwithstanding the pendency or results of these tests, which may take up to three years to complete, the FDA may elect to classify hydroquinone as a Category III OTC drug. The Company, in conjunction with the Non-Prescription Drug Manufacturers Association and other manufacturers, is responsible for 50% of the costs associated with these studies. An adverse decision by the FDA on the safety of hydroquinone could result in the assertions of product liability claims against the Company. Moreover, if hydroquinone is not maintained as a Category I or Category III drug, the Company would be required to cease marketing ESOTERICA(R) products containing hydroquinone, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The ESOTERICA(R), TRIAZ(R) and BENZASHAVE(R) products must meet the composition and labeling requirements established by the FDA for products containing their respective basic ingredients. The Company believes that compliance with those established standards avoids the requirement for premarketing clearance of these products. There can be no assurance that the FDA will not take a contrary position.

         The Company believes its three THERAPLEX(R) moisturizers and the AFIRM(TM) and BETA-LIFTx(TM) products, as they are promoted and intended by the Company for use, fall within the FDA's definition of "cosmetics" and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position in the future or that an adverse determination by the FDA would not result in withdrawal of the THERAPLEX(R) moisturizers or the AFIRM(TM) and BETA-LIFTx(TM) products from the market. The Company believes that such products are subject to regulations governing product safety, use of ingredients, labeling and promotion, and methods of manufacture.

   CERTAIN FACTORS AFFECTING THE COMPANY'S PRODUCTS

         The Company believes that certain of its products, as they are promoted and intended by the Company for use, are exempt from registration based on the date of introduction of their active ingredients and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position. The Company believes that such products are subject to regulations governing product safety, use of ingredients, advertising, labeling and promotion and methods of manufacture.

         Clinical trials and the marketing and manufacturing of pharmaceutical products are subject to the rigorous testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary approvals to conduct clinical trials or for the manufacturing and marketing of products, that all necessary clearances will be granted to the Company or its licensors for future products on a timely basis, or at all, or that FDA review or other actions will not involve delays adversely affecting the marketing and sale of the Company's products. In addition, the testing and approval process with respect to certain new products which the Company may develop or seek to introduce is likely to take a substantial number of years and involve the expenditure of substantial resources. There can be no assurance that pharmaceutical products currently in development, or those products acquired or licensed by the Company, will be cleared for marketing by the FDA. Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition or results of operations. Further, future government regulation could prevent or delay regulatory approval of the Company's products.

         There can be no assurance that any approval will be granted on a timely basis, or at all; that the FDA will not require post-marketing testing and surveillance to monitor the record of the product and continued compliance with regulatory requirements; that the FDA will not require the submission of any lot of any product for inspection and will not restrict the release of any lot that does not comply with FDA standards; that the FDA will not otherwise order the suspension of manufacturing, recall or seizure of products; or that the FDA will not withdraw its marketing clearance of any product if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

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

         For both currently marketed and future products, failure to comply with the applicable regulatory requirements could, among other things, result in fines, suspensions of regulatory approvals; product recalls; operating restrictions; criminal prosecution; relabeling costs; delays in product distribution, marketing and sales; or seizure or cessation of manufacture of the products and the imposition of civil or criminal sanctions. There can be no assurance that the FDA will not change its position with regard to the safety or effectiveness of the Company's current or future products or that the FDA will agree with the Company's position regarding the regulatory status of its products. In the event that the FDA takes a contrary position regarding any of the Company's current or future products, the Company may be required to change its labeling or formulation or possibly cease manufacture and marketing of such products. In addition, even prior to any formal regulatory action, the Company could decide voluntarily to cease distribution and sale or to recall any of its products if concern about the safety or efficacy of any of its products were to develop. Any such action could have a material adverse effect on the Company's business, financial condition or results of operations.

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

THIRD-PARTY REIMBURSEMENT

         The operating results of the Company will depend in part on the availability of adequate reimbursement for the Company's products from third-party payors, such as government entities, private health insurers and managed care organizations. Third-party payors increasingly are seeking to negotiate the pricing of medical services and products and to promote the use of generic (non-branded) pharmaceuticals through payor-based reimbursement policies designed to encourage their use. In some cases, third-party payors will pay or reimburse a user or supplier of a prescription drug product only a portion of the purchase price of the product. In the case of the Company's prescription products, payment or reimbursement by third-party payors of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and prescribing physicians. There can be no assurance that reimbursement, if available, will be adequate. Moreover, certain of the Company's products are not of a type generally eligible for third-party reimbursement. If adequate reimbursement levels are not provided by government entities or other third-party payors for the Company's products, or if those reimbursement policies increasingly favor the use of generic products, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, managed care initiatives to control costs have influenced primary care physicians to refer fewer patients to dermatologists, resulting in a declining target market for the Company. Further reductions in referrals to dermatologists could have a material adverse impact upon the Company's business, financial condition or results of operations.

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

EMPLOYEES

         As of September 16, 1997, the Company had 89 full-time employees. The Company believes its relationship with its employees is good. The Company intends to hire personnel as needed during the next 12 months.

ITEM 2: PROPERTIES

         The Company presently leases approximately 12,000 square feet of office space for its headquarters in Phoenix, Arizona, under a Lease Agreement which expires in May 2005. Subsequent to fiscal 1997, the Company committed to lease an additional 7,000 square feet at the same location under similar terms, effective on or about November 1, 1997. The Company believes that these facilities will be adequate to meet its needs for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries are parties to certain actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves, or, the Company believes, will not, in the aggregate, have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1997.

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

PRICE RANGE OF COMMON STOCK

         The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol "MDRX." The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Class A Common Stock of the Company on the Nasdaq National Market, as adjusted to reflect the 1-for-14 reverse stock split of the Company's Common Stock effected on October 23, 1995, as adjusted to the nearest 1/16 to reflect the 3-for-2 stock split in the form of a 50% stock dividend paid on August 2, 1996 to holders of record as of July 22, 1996, and as adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend paid on March 28, 1997 to holders of record as of March 17, 1997.

                                                                              HIGH               LOW
                                                                          ----------          ----------
                  FISCAL YEAR ENDED JUNE 30, 1997
                                    First Quarter.....................    $   33-1/2          $   16-1/2
                                    Second Quarter....................       40-3/16              26-2/3
                                    Third Quarter.....................        47-1/3                  28
                                    Fourth Quarter....................            51              23-1/4

                  FISCAL YEAR ENDED JUNE 30, 1996
                                    First Quarter.....................         3-1/2               1-1/2
                                    Second Quarter....................        7-1/16                   3
                                    Third Quarter.....................       14-1/16              6-1/16
                                    Fourth Quarter....................            21              10-1/3

                  FISCAL YEAR ENDED JUNE 30, 1995
                                    First Quarter.....................         3-1/3               1-3/8
                                    Second Quarter....................         3-1/2             1-15/16
                                    Third Quarter.....................         2-1/2               1-3/8
                                    Fourth Quarter....................         2-1/2              1-3/16


         On September 16, 1997, the last reported sale price on the Nasdaq National Market for the Company's Class A Common Stock was $47.13 per share. As of such date, there were approximately 491 holders of record of Class A Common Stock.

ITEM 6:           SELECTED FINANCIAL DATA

         The following selected financial data have been derived from the consolidated financial statements of Medicis Pharmaceutical Corporation for the fiscal years 1997, 1996, 1995, 1994 and 1993.

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                                  1997       1996      1995(1)      1994(2)      1993(2)
                                                -------    -------    --------     --------     --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                       $41,159    $25,310    $ 19,132     $ 17,059     $ 11,088
Gross profit                                     31,797     18,354      13,282       11,239        7,215
Operating expenses:

         Selling, general and administrative     16,484     10,868      10,330        8,786       14,237(3)

         Research and development expenses        1,450        952         770        1,572        3,841(4)

         Depreciation and amortization              999        559         522          653          616
                                                -------    -------    --------     --------     --------


Total operating expenses                         18,933     12,379      11,622       11,011       18,694
                                                -------    -------    --------     --------     --------

Operating income (loss)                          12,864      5,975       1,660          228      (11,479)
Other:
         Minority share of losses of Dyad            --         --          --          677           --
         Gains on disposition of Dyad                --         --         107           --           --
         Net interest income (expense)            3,787         79         (94)        (249)        (175)
         Income tax benefit (expense)               694      1,826         (60)          --           --
                                                -------    -------    --------     --------     --------
Net income (loss)                               $17,345    $ 7,880    $  1,613     $    656     $(11,654)
                                                =======    =======    ========     ========     ========
Net income (loss) per share                     $  1.22    $  0.73    $   0.16     $   0.07     $  (1.41)
                                                =======    =======    ========     ========     ========
Shares used in computing per share amount        14,202     10,863       9,890        9,455        8,261

BALANCE SHEET DATA:                                             JUNE 30,
                                            1997       1996       1995       1994(2)      1993(2)
                                          -------    -------    --------    --------     --------
                                                             (IN THOUSANDS)
Cash, cash equivalents and short-term
  investments                            $ 85,132    $ 7,956    $   953    $    775     $    233
Working capital (deficiency)               94,803     12,401        619      (1,978)      (4,541)
Total assets                              140,537     26,313     13,850      12,726       11,993
Long-term debt                                111        117        694         899        1,264
Stockholders' equity                      131,565     19,460      7,387       5,263        2,937


(1) Fiscal 1995 includes approximately $610,000 of charges associated with headquarters relocation; the Company had operating income of $2,270,000 before relocation charges in fiscal 1995.

(2) Fiscal 1994 and fiscal 1993 include the operations of Dyad Pharmaceutical Corporation ("Dyad") which were divested in fiscal 1995.

(3) Included in selling, general and administrative were advertising costs associated with the launch of DYNACIN(R) products in November 1992.

(4) Research and development costs included the allocation of the purchase price of Dyad to research and development and the addition of Dyad's research and development expenses in fiscal 1993.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements which involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "--Certain Factors Affecting Forward Looking Statements - Safe Harbor Statement."

OVERVIEW

         Medicis was founded in 1987 to develop and market prescription and OTC products to treat dermatological conditions. The Company has acquired rights to manufacture and sell certain of its dermatological products pursuant to several license and asset purchase agreements. The Company sells these products for use in various segments of the dermatological market, including acne, inflammatory skin conditions, therapeutic emollients and moisturizers, hyperpigmentation segment and cosmetic dermatology. The Company has achieved increases in net sales and net income through the acquisition of products, the licensing of products, and the launch of internally-developed new products. Two of the Company's primary prescription products, DYNACIN(R) products and TRIAZ(R) products, were launched in fiscal 1993 and fiscal 1996, respectively; the Company's LIDEX(R) and SYNALAR(R) products were acquired in February 1997; and the Company's primary OTC products, the ESOTERICA(R) products, were acquired in fiscal 1991. Prescription pharmaceuticals accounted for 86.5%, 83.2% and 70.6% of net sales in fiscal 1997, 1996 and 1995, respectively. DYNACIN(R) products accounted for a majority of the Company's total sales in fiscal 1997, 1996 and 1995.

         The Company believes that sales of DYNACIN(R) products will continue to constitute a significant percentage of total net sales for the foreseeable future. Accordingly, any factor adversely affecting the sale of DYNACIN(R) products would have a material adverse effect on the Company's business, financial condition and results of operations. DYNACIN(R) products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of DYNACIN(R) products could also be affected adversely by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by DYNACIN(R) products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescribing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims or other factors. See Item 1, "Business -- Products in Development," "-- Manufacturing," "-- Certain License and Royalty Agreements," "-- Competition," and "-- Government Regulation."

         The Company's results of operations may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals, changes in prescribing practices of dermatologists, the Company's level of research and development, the introduction of new products by the Company or its competitors, supply interruptions, cost increases from third-party manufacturers, the availability and cost of raw materials, the mix of products sold by the Company, changes in marketing and sales expenditures, market acceptance of the Company's products, competitive pricing pressures, seasonal fluctuations and general economic and industry conditions that affect customer demand. In addition, the Company's business historically has been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of revenues has been received in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's expenses are relatively fixed in the short-term; variations in the timing of recognition of revenue could cause significant fluctuations from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues, maintain profitability or avoid losses in any future period.

         The Company recognizes revenues from sales upon shipment to its customers. At the time of sale, the Company records reserves for returns based on estimates using historical experience. Sales are reported net of actual and estimated product returns and net of pricing adjustments and/or discounts. The Company applies royalty obligations to the cost of sales in the period the corresponding sales are recognized.

         Medicis' customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson, Bergen Brunswig, Cardinal, Bindley and major drug chains. During fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for 20.6%, 16.3% and 10.9%, respectively, of the Company's sales. During fiscal 1996, McKesson, Bergen Brunswig and Cardinal accounted for 15.5%, 12.2% and 11.8%, respectively, of the Company's sales. During fiscal 1995, McKesson and Bergen Brunswig accounted for 15.9% and 9.6%, respectively, of the Company's sales. The loss of any of these customer accounts could have a material adverse effect upon the Company's business, financial condition or results of operations. See Item 1, "Business -- Customers."

         To enable Medicis to focus on its core marketing and sales activities, the Company selectively out-sources certain non-sales and non-marketing functions, such as laboratory research, manufacturing and warehousing. As the Company expands its activities in these areas, additional financial resources are expected to be utilized. The Company typically does not enter into long-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, there can be no assurance that the Company will be able to obtain adequate supplies of such products in a timely fashion, or at all. See
Item 1, "Business -- Manufacturing."

         The Company plans to spend substantial amounts of capital to continue the research and development of its pharmaceutical products. Actual expenditures will depend on the Company's financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net sales will fluctuate from period to period. The Company can give no assurance that the research and development projects will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval may be necessary. See Item 1, "Business -- Products in Development."

         The Company intends to seek additional acquisitions of dermatology products to leverage its existing distribution channels and marketing infrastructure, and to market aggressively formulations of existing products. The success of the Company's efforts is subject to a number of risks and uncertainties including dependence upon key pharmaceuticals and integration of new product acquisitions, reliance upon third-party manufacturers to produce certain key products, the ability to effectively manage a changing business, uncertainties related to pharmaceutical pricing and reimbursement and the uncertainty of competitive forces within the pharmaceutical industry which affect both the market for its products and the availability of product lines for acquisition which meet the Company's acquisition criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates. See "Certain Factors Affecting Forward Looking Statements -- Safe-Harbor Statement."

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein. The following table sets forth certain data as a percentage of net sales for the periods indicated.

                               PERCENTAGE OF SALES

                                      YEAR ENDED JUNE 30,
                                 ----------------------------
                                  1997       1996       1995
                                 ------     ------     ------

Net sales                         100.0%     100.0%     100.0%

Gross profit                       77.3       72.5       69.4
Operating expenses                 46.0       48.9       60.8
Operating income                   31.3       23.6        8.6
Net interest income (expense)       9.2        0.3       (0.5)
Gains on disposition of Dyad         --         --        0.6
Income tax benefit (expense)        1.6        7.2       (0.3)
                                 ------     ------     ------
Net income                         42.1%      31.1%       8.4%
                                 ======     ======     ======



                                      FISCAL 1997 AND 1996 QUARTERLY ANALYSIS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1997                                   1996
                                         --------------------------------------   --------------------------------------

                                           SEPT     DEC.       MAR.       JUNE      SEPT.      DEC.      MAR.      JUNE
Net sales                                $7,268    $8,508    $10,976    $14,407    $4,574    $6,449    $7,016    $7,271
Gross profit                              5,313     6,255      8,499     11,730     3,257     4,667     5,041     5,390
Operating expenses                        3,718     3,956      5,045      6,214     2,608     3,260     3,240     3,271
Operating income                          1,595     2,299      3,454      5,516       649     1,407     1,801     2,119
Net income                                3,604     3,251      4,337      6,153       646     1,404     1,759     4,071
Net income per share                     $ 0.31    $ 0.22    $  0.29    $  0.41    $ 0.06    $ 0.14    $ 0.16    $ 0.36
                                         ======    ======    =======    =======    ======    ======    ======    ======


YEARS ENDED JUNE 30, 1997 AND 1996

      NET SALES

         Net Sales for fiscal 1997 increased 62.6%, or $15.9 million, to $41.2 million from $25.3 million for fiscal 1996. The Company's net sales increased in fiscal 1997 primarily as a result of both unit and dollar sales growth associated with an increase in market share of the existing prescription and OTC products and the acquisition of a new prescription product line in February 1997. The Company's prescription products accounted for 86.5% of net sales in fiscal 1997 and 83.2% in fiscal 1996. Net sales of the Company's prescription products grew 68.9%, or $14.5 million, to $35.6 million in 1997 from $21.1 million in fiscal 1996, primarily due to the Company's acquisition of the LIDEX(R) and SYNALAR(R) products in February 1997 and the continued growth in units and dollars of the Company's DYNACIN(R) and TRIAZ(R) products. The Company's OTC products and cosmetic division TxSYSTEMS by MEDICIS(TM) accounted for 13.5% of net sales for fiscal 1997 and 16.8% in fiscal 1996. OTC sales increased approximately 27.7%, primarily due to an increase in units and dollars of the Company's ESOTERICA(R) products. The Company launched the TxSYSTEMS by MEDICIS(TM) division in March 1997. The Company continues to invest a majority of its marketing funds in the Company's prescription products.

      GROSS PROFIT

         Gross Profit during fiscal 1997 increased 73.2%, or $13.4 million, to $31.8 million from $18.4 million in fiscal 1996. As a percentage of net sales, gross margin grew to 77.3% in fiscal 1997 from 72.5% in fiscal 1996, primarily as a result of the acquisition of the LIDEX(R) and SYNALAR(R) products, which enjoy higher margins than the Company's other products, the increase in sales of TRIAZ(R) products, which also enjoy margins in excess of aggregate corporate gross profit margin percentages, manufacturing cost reductions for DYNACIN(R) products and a change in sales mix toward the Company's prescription products, which have higher gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, General and Administrative Expenses in fiscal 1997 increased 51.7%, or $5.6 million, to $16.5 million from $10.9 million in fiscal 1996. This increase was primarily attributable to an increase in promotional costs attributable to the sampling and advertising of the Company's products, variable costs commensurate with increased sales volumes, and an increase in personnel costs attributable to an increase in the number of employees to 85 in fiscal 1997 from 58 in fiscal 1996 and yearly salary escalations for existing employees. Selling, general and administrative expenses as a percentage of net sales in fiscal 1997 decreased 2.8 percentage points to 40.1% from 42.9% in fiscal 1996.

      RESEARCH AND DEVELOPMENT EXPENSES

         Research and Development Expenses in fiscal 1997 increased 52.3%, or $0.5 million, to $1.5 million from $1.0 million in fiscal 1996, primarily due to development efforts relating to new products and expenses associated with the clinical support of the Company's existing products.

      DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and Amortization Expenses in fiscal 1997 increased 78.8%, or $0.4 million, to $1.0 million from $0.6 million in fiscal 1996. This increase is primarily attributable to the amortization of the purchase price of the LIDEX(R) and SYNALAR(R) products purchased by the Company in February 1997. The Company is amortizing this purchase price over a 25-year period.

      OPERATING INCOME

         Operating Income during fiscal 1997 increased 115.3%, or $6.9 million, to $12.9 million from $6.0 million in fiscal 1996 and increased as a percentage of net sales to 31.3% from 23.6% in fiscal 1996. This increase was primarily as a result of higher sales volume, coupled with an increase in the Company's gross profit margin and the reduction in operating expenses as a percentage of net sales.

      NET INTEREST INCOME (EXPENSE)

         Interest Income in fiscal 1997 increased $3.6 million, to $3.8 million from $0.2 million in fiscal 1996, primarily due to higher cash, cash equivalent and short-term investment balances during fiscal 1997, attributable to the public offering completed by the Company in October 1996, raising $95.7 million before related expenses or $90.1 million net of related expenses. Interest expense in fiscal 1997 decreased 63.8%, or $48,000, to $27,000, from $76,000 in fiscal 1996.

      INCOME TAX BENEFIT

         Income Tax Benefit, net, during fiscal 1997 decreased $1.1 million to a benefit of $0.7 million from a benefit of $1.8 million in fiscal 1996. During the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997, the Company reevaluated the estimated amount of valuation allowance required to reduce deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to an amount the Company believed appropriate. Accordingly, a credit to deferred income tax benefit of $1.9 million in fiscal 1996 and $2.0 million in fiscal 1997 was reflected in the consolidated income statement. The amount of net deferred tax assets estimated to be recoverable was based upon the Company's assessment of the likelihood of near term operating income coupled with uncertainties with respect to the impact of future competitive and market conditions.

    NET INCOME

         Net Income during fiscal 1997 increased approximately 120.1%, or $9.4 million, to $17.3 million from $7.9 million in fiscal 1996. The increase was primarily attributable to an increase in sales volume, an increase in gross margin as a percentage of net sales, and a reduction of operating expenses as a percentage of net sales.

YEARS ENDED JUNE 30, 1996 AND 1995

     NET SALES

         Net Sales for fiscal 1996 increased 32.3%, or $6.2 million, to $25.3 million from $19.1 million for fiscal 1995. The Company's net sales increased in fiscal 1996 primarily as a result of both unit and dollar sales growth associated with an increase in market share of the existing prescription products and the launch of a new prescription product. The Company's prescription products accounted for 83.2% of net sales in fiscal 1996 and 70.6% in fiscal 1995. Net sales of the Company's prescription products grew 56.0%, or $7.6 million, to $21.1 million in 1996 from $13.5 million in fiscal 1995, primarily due to the Company's launch of TRIAZ(R) products in October 1995, coupled with an increase in market penetration of DYNACIN(R) products. The increase in sales of prescription products in fiscal 1996 was partially offset by a decrease in unit sales of OTC products, primarily the ESOTERICA(R) product line. The OTC products accounted for 16.8% of net sales in fiscal 1996 and 28.2% in fiscal 1995. The Company continues to invest a majority of its marketing funds in the Company's prescription products.

      GROSS PROFIT

         Gross Profit during fiscal 1996 increased 38.2%, or $5.1 million, to $18.4 million from $13.3 million in fiscal 1995. As a percentage of net sales, gross margin grew to 72.5% in fiscal 1996 from 69.4% in fiscal 1995 primarily as a result of manufacturing cost reductions for DYNACIN(R) products and a change in sales mix toward the Company's prescription products, which have higher gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, General and Administrative Expenses in fiscal 1996 increased 5.2%, or $0.5 million, to $10.9 million from $10.3 million in fiscal 1995, primarily due to a 22.2%, or $1.4 million, increase in selling expenses in fiscal 1996. This increase was primarily attributable to an increase in personnel costs commensurate with increased sales volume, yearly salary escalations and an increase in promotional costs attributable to the launch of TRIAZ(R) products. Selling, general and administrative expenses in fiscal 1995 included $0.6 million in nonrecurring expenses associated with the Company's headquarters relocation to Phoenix, Arizona in fiscal 1995.

      RESEARCH AND DEVELOPMENT

         Research and Development Expenses in fiscal 1996 increased 23.7%, or $0.2 million, to $1.0 million from $0.8 million in fiscal 1995 primarily due to development efforts relating to the introduction in October 1995 of the Company's TRIAZ(R) products.

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

      NET INCOME

         Net Income during fiscal 1996 increased approximately 388.5%, or $6.3 million, to $7.9 million from $1.6 million in fiscal 1995. The increase was primarily attributable to an increase in sales volume, an increase in gross margin as a percentage of net sales, and the recording of the income tax benefit in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997 and June 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $85.1 million and $8.0 million, respectively. The Company's working capital was $94.8 million at June 30, 1997 and $12.4 million at June 30, 1996.

         In fiscal 1997, the Company increased its cash position through a public offering yielding $95.7 million before related expenses, through $13.8 million cash provided by operations and $3.5 million generated from the exercise of stock options. During fiscal 1997, the Company paid $28.0 million for the purchase of the LIDEX(R) and SYNALAR(R) products. During fiscal 1996, the Company retired two notes with payments aggregating $750,000.

         In May 1996, the Company obtained a $5.0 million credit facility from Norwest Bank Arizona, N.A. ("Norwest") that expires in September 1997. This credit facility replaced a $2.0 million credit facility obtained from Norwest Business Credit, Inc., an affiliate of Norwest, in August 1995. The credit facility is secured by substantially all of the assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition and results of operations. If the Company is unable or fails to comply with the covenants and restrictions, the lender would have the right not to make loans under the credit facility and to require early repayment of any outstanding loans. The credit facility, as amended, is no longer subject to a 0.5% per annum fee on the unused portion of the credit facility. Although the Company has yet to draw down on the credit facility, the lack of availability of loans or the requirement to make early repayment of loans or the inability of the Company to renew the credit facility could have a material adverse effect on the Company, depending on its liquidity and working capital at such time.

         In November 1996, the Company increased its credit facility with Norwest from $5 million to $25 million. The credit facility is secured by principal assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition and result of operations. This credit facility has not been accessed by the Company.

         At June 30, 1997 and June 30, 1996, the Company had inventories of $3.0 million and $2.1 million, respectively. The increase in inventory is related primarily to increased sales levels and the acquisition of approximately 30 SKUs of LIDEX(R) and SYNALAR(R) products in February 1997. Inventories also include finished goods held at manufacturers. The Company's inventory balances are subject to the manufacturers' scheduling of production in order to meet future demand as conveyed to the manufacturer by the Company. Inventories at manufacturers recorded on the consolidated balance sheets of the Company have no effect on working capital.

         During the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997, the Company reevaluated the estimated amount of valuation allowance required to reduce deferred tax assets available in accordance with SFAS No. 109 to an amount the Company believed appropriate. Accordingly, a deferred tax asset of $6.3 million was reflected in the consolidated balance sheet with a corresponding credit to equity of $1.2 million for 1997 tax deductions related to stock option exercises and a credit to deferred tax benefit of $2.0 million in the consolidated income statement. The Company has deferred tax assets available at June 30, 1997 of $6.3 million, which are comprised principally of the tax effect of the Company's $11.0 million net operating loss carryforward. The amount of net deferred tax assets available that are estimated to be recoverable was based upon the Company's assessment of the likelihood of near-term operating income coupled with the uncertainties with respect to the impact of future competitive and market conditions. The amount of deferred tax asset available that ultimately will be realized will depend upon future events which are uncertain.

         In accordance with various manufacturing agreements, the Company is required to provide manufacturers with pro forma estimated production requirements by SKU and in accordance with minimum production runs. From time to time, the Company may not take possession of all merchandise which has been produced by the manufacturer. However, the Company records its obligation to the manufacturer at the time production is completed.

         On October 2, 1996, the Company completed a public offering for approximately 2.8 million primary shares of the Company's Class A Common Stock at a price of $30.00 per share. The underwriters also exercised the over-allotment option of approximately 0.4 million shares at a price of $30.00 per share. Gross proceeds from the offering before related expenses totaled approximately $95.7 million. The Company has used and anticipates using the proceeds from the offering for marketing expenses associated with new product introductions; the licensing or acquisition of formulations, technologies, products or businesses; research and development; expansion of marketing and sales capabilities; and general corporate purposes.

         On March 7, 1997, the Company announced that its Board of Directors had approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The dividend was paid to holders of record of the Class A and Class B Common Stock and all stock option holders on March 17, 1997, i.e., the record date. Holders of the Company's Class A and Class B Common Stock received one additional share of Common Stock for each two shares held. Similar adjustments were made under the Company's Rights Agreement, dated as of August 15, 1995 (as amended from time to time) between the Company and Norwest Bank Minnesota, N.A., so that one additional right shall be issued to accompany each share of Common Stock issued pursuant to the dividend.

         Adequate additional funds, whether from the financial markets or from other sources, may not be available on a timely basis, on terms acceptable to the Company, or at all. Insufficient funds may cause the Company to delay, scale back, or abandon some or all of its product acquisition, licensing, marketing or research and development programs or opportunities.

OTHER MATTERS

         In January 1997, the Company agreed to acquire the United States and Canadian dermatology assets of Syntex USA, Inc., from various affiliates of Syntex and its parent company, F. Hoffman-La Roche, Ltd. The Company, using cash reserves, paid $28 million, and will pay an additional $3 million in $1 million installments on the anniversary of the purchase for each over the next three years unless certain market conditions do not obtain. Medicis entered into four separate Asset Purchase Agreements with various Roche affiliates (the "Purchase Agreements") for the acquisition of the intellectual property rights, know-how, and all finished goods inventory specifically associated with Syntex's topical corticosteroid dermatology products ("the Purchased Products") in the

United States and Canada. The Purchased Products include the prescription topical steroid brands LIDEX(R) and SYNALAR(R). These topical corticosteroids combat inflammatory and hyperproliferative skin diseases by reducing swelling and pain, relieving itching, and constricting blood vessels in the skin. The product lines consist of various potencies and cosmetically elegant formulations, allowing dermatologists to prescribe the most appropriate product based on the severity and location of a patient's condition. Prior to the acquisition, the Company did not market any products in this category of dermatological care.

         During June 1997, the Company entered into a joint product development and distribution agreement with an unrelated third party whereby the Company will pay certain costs with respect to certain product approvals estimated to be approximately $1 million.

         Inflation did not have a significant impact upon the results of the Company during fiscal 1997, 1996 or 1995.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS - SAFE HARBOR
STATEMENT.

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Annual Report, contain forward-looking statements that involve risks and uncertainties. The actual results of Medicis could differ materially from those anticipated in these forward-looking statements. In evaluating the Company and its performance, investors should take into consideration the risks and uncertainties discussed in the other Securities and Exchange Commission filings of the Company, as well as under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation," herein, as well as the following:

DEPENDENCE ON SALES OF DYNACIN(R) PRODUCTS

         The Company derives a significant portion of its revenue from sales of DYNACIN(R) products. The Company believes that sales of DYNACIN(R) products will continue to constitute a significant portion of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sale of DYNACIN(R) products would have a material adverse effect on the Company's business, financial condition and results of operations. DYNACIN(R) products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of DYNACIN(R) products could also be affected adversely by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by DYNACIN(R) products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescribing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims or other factors. See Item 1, "Business -- Products in Development," "-- Manufacturing," "-- Certain License and Royalty Agreements," "-- Competition" and "-- Government Regulation."

UNCERTAINTY OF FUTURE FINANCIAL RESULTS; FLUCTUATIONS IN OPERATING RESULTS

         The Company's results of operations may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals, changes in prescribing practices of dermatologists, the level of research and development, the introduction of new products by the Company or its competitors, cost increases from third-party manufacturers, supply interruptions, the availability and cost of raw materials, the mix of products sold by the Company, changes in marketing and sales expenditures, market acceptance of the Company's products, competitive pricing pressures, and general economic and industry conditions that affect customer demand. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company's revenues have been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's expenses are relatively fixed in the short term. Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

INTENSE COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE

         The manufacture and sale of pharmaceuticals is highly competitive. Most of the Company's competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's product lines. The pharmaceutical industry is characterized by intense competition and rapid product development and technological change. The Company's products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by the Company's products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by any one or more of such developments.

         DYNACIN(R) competes principally with Minocin, a branded minocycline product marketed by AHP, and generic minocycline products marketed by BioCraft, Schein, and Warner-Chilcott. Other oral antibiotics utilized for the treatment of acne include erythromycin, doxycycline and tetracycline marketed in branded and generic form by a variety of companies. LIDEX(R) and SYNALAR(R) compete with a number of corticosteroid brands in the super-, high-, mid-, and low-potency categories for the treatment of inflammatory and hyperproliferative skin conditions. Competing brands principally include Halog and Ultravate, marketed by Westwood-Squibb; Elocon, Diprolene, Diprosone and Valisone, marketed by Schering-Plough; Cyclocort, marketed by Fujisawa; Temovate and Cutivate, marketed by Glaxo; Psorcon, marketed by Rhone-Poulenc Rohrer, and Aristocort, marketed by AHP. The Company believes that TRIAZ(R) competes with Cleocin-T and a generic topical clindamycin, manufactured by Pharmacia & Upjohn; Benzac, manufactured by Galderma, Inc.; and Benzamycin, manufactured by Rhone-Poulenc Rorer. ESOTERICA(R) primarily competes with Porcelana, marketed by Dep Corp., and AMBI, marketed by Kiwi.

         Several of the Company's products compete with generic (non-branded) pharmaceuticals which purport to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products by paying or reimbursing a user or supplier of a branded prescription product a lower portion of the purchase price than would be paid or reimbursed for a generic product, making branded products less attractive, from a cost perspective, to buyers. The aggressive pricing activities of the Company's generic competitors and the payment and reimbursement policies of third-party payors could have a material adverse effect on the Company's business, financial condition or results of operations. See Item 1, "Business --Competition."

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS AND ACQUISITION STRATEGY

         The Company's strategy for growth is substantially dependent upon its continued ability to acquire products targeted at the dermatology market. The Company engages in limited proprietary research and development of new products and must rely upon the willingness of other companies to sell or license product lines. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company to acquire such products. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, or at all. The failure of the Company to acquire additional products or successful products could have a material adverse effect on the Company's business prospects. Further, the market conditions, distribution channels and levels and bases of competition with respect to internally developed or acquired products may be different than those of the Company's current products, and there can be no assurance that the Company will be able to compete favorably and attain market acceptance in any new product category or successfully integrate any acquired products or business. Failure of the Company to successfully introduce and market new products, whether internally developed or acquired from third parties, could have a material adverse effect on the Company's business, financial condition or results of operations.

MANAGING CHANGING BUSINESS

         The Company's business strategy includes potential acquisitions of products and businesses and introductions of new products. The Company anticipates that the integration of new businesses or potential products, if any, would require significant management time and attention. The Company's ability to manage change will require it to continue to implement and improve its operational, financial and management information systems and to motivate and effectively manage an increasing number of employees. Failure to manage such change effectively would have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1, "Business -- Principal Products and Product Lines" and "-- Products in Development."

RISK OF PRODUCT RECALL; PRODUCT RETURNS

         Product recalls may be issued at the discretion of the Company, the FDA, or other government agencies having regulatory authority for product sales and may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that product recalls will not occur in the future. Any product recall could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's policy is to accept for return only damaged and expired products in accordance with its Return Goods Policy and procedures. There can be no assurance that the Company will not grant such exceptions in the future. The Company maintains financial reserves for the anticipated amount of product returns based upon historical experience. There can be no assurance that future recalls or returns would not have a material adverse affect upon the Company's business, financial condition and results of operations.
See Item 1, "Business -- Government Regulation."

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent on certain management personnel for the operation and development of its business. The Company has entered into an Employment Agreement providing for full-time services with Mr. Jonah Shacknai, the founder, Chairman and Chief Executive Officer of the Company. The current term of the agreement expires on June 30, 2001, subject to automatic renewal for periods of five years unless either party gives timely notice of an intention not to renew the agreement. Mr. Shacknai may also terminate the agreement prior to the end of the term. Presently, the Company carries key man insurance on Mr. Shacknai's life in the amount of $1.0 million with the Company as named beneficiary. Subject to the control and oversight of the Company's Board of Directors, Mr. Shacknai exercises control over substantially all policy-making functions of the Company. In addition, the Company is dependent upon its scientific consultants, particularly with respect to the commercial development of discoveries and technologies to which they have special expertise. Certain of such consultants are employed on a full-time basis by employers other than the Company, and some have consulting or other advisory arrangements with other entities which may conflict or compete with their obligations to the Company. The loss of any key person, or a reduction in the amount of time Mr. Shacknai devotes to the Company, could have an adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON LICENSES FROM OTHERS

         The Company has acquired rights to manufacture, use or market certain of its products, as well as many of its other proposed products and technologies, pursuant to license agreements with third parties. Such agreements contain provisions requiring the Company to use its best efforts or otherwise exercise diligence in pursuing market development for the subject products in order to maintain the rights granted under the agreements and may be canceled upon the Company's failure to perform its payment obligations. There can be no assurance that the Company will fulfill its obligations under one or more of such agreements due to insufficient resources, lack of successful product development, lack of product acceptance or other reasons. The failure to satisfy the requirements of any such agreements may result in the loss of the Company's rights under that agreement or under related agreements and have a material adverse effect on the Company. In addition, the Company's licensing agreements with Suess and Euromerican for the exclusive rights to market the THERAPLEX(R) line of products will terminate in October 1999 with the expiration of the related patent. See Item 1, "Business -- Manufacturing," "-- Certain License and Royalty Agreements," "-- Trademarks" and "-- Patents and Proprietary Rights."

RISK OF DEBT COVENANT DEFAULT

         The Company has a Credit Facility from Norwest that expires in November 1998. The Credit Facility is secured by substantially all of the assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition or results of operations. If the Company is unable or fails to comply with the covenants and restrictions, the lender would have the right not to make loans under the Credit Facility and to require early repayment of any outstanding loans. The lack of availability of loans or the requirement to make early repayment of loans or the inability of the Company to renew the Credit Facility could have a material adverse effect on the Company's business, financial condition or results of operations. See "-- Liquidity and Capital Resources."

UNCERTAINTY OF ACCESS TO CAPITAL

         During a portion of fiscal 1995 and prior years, the Company's cash flow from operations was insufficient to cover its operating expenses, and the Company relied on external financings to meet its needs for operating cash flow. As a result of increased sales beginning in the latter half of 1995, the Company experienced an increase in accounts receivable. The Company expects that its current cash and cash equivalents, together with additional cash from operations and cash available from its Credit Facility and the proceeds of the offering completed in October 1996, will be sufficient to meet its current liquidity requirements at least through the fiscal year ending June 30, 1998. However, depending upon the Company's acquisition and licensing activity and results of operations, there can be no assurance that such resources will be sufficient. If they are not, the Company would need to obtain additional financing. There is no assurance that such financing would be on terms advantageous to the Company. Adequate additional funds, whether from the financial markets or from other sources, may not be available on a timely basis, on terms acceptable to the Company, or at all. Insufficient funds may cause the Company to delay, scale back, or abandon some or all of its product acquisition, licensing, marketing or research and development programs or opportunities.

VOLATILITY OF COMMON STOCK PRICE

         The market price for the stocks of many publicly traded pharmaceutical companies and marketers of dermatological products, including the Company, is highly volatile. A variety of events, both concerning and unrelated to the Company and the markets in which it participates, may have a significant negative impact on the market price of the Common Stock. These factors include regulatory developments in the health care field generally, the performance of and product announcements by other pharmaceutical companies, manufacturing or supply disruptions, product recalls, the loss of key personnel, and other matters affecting the Company's products, acquisitions and financial performance. Although the Company's Common Stock trades on the Nasdaq National Market, trading volume, size of institutional holdings and the number of marketmakers has fluctuated and, in the past, has been quite low. Both the price and volume of trading has been sensitive to the number of analysts reporting on the Company and such analysts' comments concerning the Company and the industry in which it participates. The realization of any of the risks described in these "Certain Factors Affecting Forward Looking Statements" could have a material adverse effect on the price of the Company's Common Stock.

CONTROL BY DIRECTORS AND OFFICERS

         As of September 16, 1997, the Company's directors and officers beneficially own 777,730 shares of Class A Common Stock, which have one vote per share, and 252,677 shares of Class B Common Stock, which have 10 votes per share, representing approximately 7.0% of the Company's outstanding capital stock and 19.1% of the total voting power. Accordingly, such individuals, if they vote together, are able to exercise substantial power in the election of directors and thereby influence the policies of the Company.

     MARKET RISK OF SHARES ELIGIBLE FOR FUTURE SALES

         Subject to certain specified exceptions relating to charitable gifts, estate planning transfers and sales relating to the exercise of expiring options, directors and executive officers of the Company hold in the aggregate, as of September 16, 1997, 653,362 shares of Common Stock representing 4.6% of the shares outstanding. Sales by such officers and directors are generally subject to the provisions of Rule 144 under the Securities Act.

         The sale of a significant number of restricted securities, the exercise of a significant number of options, or the offer or sale of a significant number of shares of Common Stock acquired upon exercise of options at any one time could materially adversely affect the market price of the Company's Common Stock.

     ANTI-TAKEOVER EFFECT OF CHARTER PROVISIONS, RIGHTS PLAN, DELAWARE LAW

         The Company's Certificate of Incorporation and Bylaws authorized the Board of Directors to designate and issue, without stockholder approval, Preferred Stock with voting, conversion and other rights and preferences that could differentially and adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. Moreover, the Company has granted a dividend of one Preference Stock Purchase Right ("Right") on each outstanding share of Class A Common Stock and Class B Common Stock. Under certain circumstances, after a person has acquired beneficial ownership of a certain percentage of the Common Stock, each Right will entitle the holder to purchase, at the Right's then-current exercise price, stock of the Company or its successor at a discount. In addition, certain provisions of Delaware law applicable to the Company and certain provisions of the Company's Certificate of Incorporation and Bylaws could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware Business Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. All of the Company's stock option plans provide for the acceleration of vesting in the event of a change in control in the Company, and Mr. Shacknai's Employment Agreement provides for certain payments upon a change in control, as well as an acceleration of vesting of options previously granted to him. The possible issuance of Preferred Stock, the rights granted to stockholders under the Rights Plan, Delaware law, provisions of the Certificate of Incorporation and Bylaws and the Company's stock option plans and Mr. Shacknai's Employment Agreement could each have the effect of delaying, deferring or preventing a change in control of the Company including, without limitation, discouraging a proxy contest, making more difficult the acquisition of a substantial block of the Company's Common Stock or limiting the price that investors might in the future be willing to pay for shares of the Common Stock. Under certain circumstances, Mr. Shacknai's Employment Agreement requires the Company to make payments that would constitute excess parachute payments under the Internal Revenue Code of 1986, as amended. In the event that the Company was required to make payments constituting excess parachute payments, payments to Mr. Shacknai would not be deductible by the Company, and Mr. Shacknai would be required to pay an excise tax.

LACK OF CASH DIVIDENDS

         The Company has never paid any cash dividends on its capital stock and does not anticipate that any cash dividends will be declared or paid in the foreseeable future.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         Not applicable

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and schedule at June 30, 1997 and 1996 and for each of the three years in the period ending June 30, 1997 and the Independent Auditors' Report thereon and contained on pages F-1 through F-17 and S-1 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCING DISCLOSURE

        Not applicable.


                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Items 10, 11, 12 and 13 are incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                   PAGE
                                                                                   ----
    (a)  Documents filed as a part of this Report
         (1)     Financial Statements:
                  Index to Consolidated Financial Statements.....................   F-1
                  Report of Ernst & Young LLP, Independent Auditors..............   F-2
                  Consolidated balance sheets at June 30, 1997 and 1996..........   F-3
                  Consolidated statements of income for the years ended
                  June 30, 1997, 1996 and 1995...................................   F-5
                  Consolidated statements of stockholders' equity for the years
                  ended June 30, 1995, 1996 and 1997.............................   F-6
                  Consolidated statements of cash flows for the years ended June
                  30, 1997, 1996 and 1995........................................   F-7
                  Notes to consolidated financial statements.....................   F-8
         (2)    Financial Statement Schedules:
                  Schedule II - Valuation and Qualifying Accounts................   S-1
                   The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial
                   statement schedules not included in this Annual Report on Form
                   10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
         (3)    Exhibits filed as part of this Report:

   EXHIBIT NO.         DESCRIPTION
   -----------         -----------
       3.1       -     Certificate of Incorporation of the Company, as amended(11)
       3.3       -     By-Laws of the Company(1)
       4.1       -     Rights Agreement dated as of August 17, 1995 between the Company and American
                       Stock Transfer & Trust Company, as Rights Agent(11)
       4.1b      -     Amendment No. 2 to Rights Agreement dated as of March 17, 1997 between the
                       Company and Norwest Bank Minnesota N.A.(16)
       4.3       -     Form of specimen certificate representing Class A Common Stock(2)
       10.1      -     License Agreement among Euromerican Trade Resources, Inc., Dr.  H. R. Suess and
                       H. R. Suess A.G. dated as of September 24, 1987(3)
       10.2      -     Modification to License Agreement among the Company, Euromerican Trade
                       Resources, Inc., Dr. H. R. Suess and H. R. Suess A.G. dated as of April 6, 1989(3)
       10.3      -     Letter Agreement between the Company and Euromerican Trade Resources, Inc.
                       dated as of April 6, 1989, relating to Modification to License Agreement among the Company, Euromerican Trade Resources, Inc., Dr. H. R. Suess and
                       H. R.  Suess A.G. dated as of April 6, 1989(3)
       10.8      -     Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual
                       Meeting of Stockholders previously filed with the SEC, File No. 0-18443)
       10.9      -     Employment Agreement between the Company and Jonah Shacknai dated as of
                       July 24, 1996(15)
       10.10     -     Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended(4)
       10.12     -     License Agreement between the Company and Dr. H. R. Suess dated March 1, 1990(3)
       10.13     -     License Agreement between Syosset Laboratories, Inc. and Medicis Dermatologics,
                       Inc., dated as of July 25, 1990, and the Guaranty of the Company(5)
       10.14     -     Non-Exclusive License Agreement between Syosset Laboratories, Inc. and Medicis
                       Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company(5)
       10.15     -     Manufacturing Agreement between Syosset Laboratories, Inc. and Medicis
                       Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company(5)

       10.16     -     Sales Agency Agreement between Syosset Laboratories, Inc. and Medicis
                       Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company(5)
       10.18     -     Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended(4)
       10.49     -     Option to Purchase Class A Common Stock granted to Stephen B. Booke(4)
       10.50     -     Option to Purchase Class A Common Stock granted to Gerald Amato(4)
       10.58     -     Medicis Pharmaceutical Corporation 1992 Stock Option Plan(8)
       10.59     -     Supply Agreement, dated as of October 21, 1992 between Schein and the Company(7)
       10.70     -     Amendment to Manufacturing and Supply Agreement, dated March 2, 1993 between
                       Schein and the Company(10)
       10.72(a)  -     Credit and Security Agreement, dated as of August 3, 1995 between the Company and
                       Norwest Business Credit, Inc.(12)
       10.72(b)  -     First Amendment to Credit and Security Agreement, dated as of May 29, 1996 between the Company and Norwest Bank Arizona, N.A.(15)
       10.72(c)  -     Second Amendment to Credit and Security Agreement dated November 22, 1996 by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc.(17)
       10.73(a)  -     Patent Collateral Assignment and Security Agreement, dated as of August 3, 1995 by the Company to Norwest Business Credit, Inc.(13)
       10.73(b)  -     First Amendment to Patent Collateral Assignment and Security Agreement, dated as of May 29, 1996 by the Company to Norwest Bank Arizona,
                       N.A.(15)
       10.74(a)  -     Trademark Collateral Assignment and Security Agreement, dated as of August 3,
                       1995 by the Company to Norwest Business Credit, Inc.(14)
       10.74(b)  -     First Amendment to Trademark Collateral Assignment and Security Agreement,
                       dated as of May 29, 1996 by the Company to Norwest Bank Arizona, N.A.(15)
       10.75     -     Assignment and Assumption of Loan Documents, dated as of May 29, 1996 from
                       Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A.(15)
       10.76     -     Multiple Advance Note, dated May 29, 1996 from the Company to Norwest Bank
                       Arizona, N.A.(15)
       10.77     -     Securities Account Pledge and Security Agreement dated November 22, 1996 by and between the Company and Norwest Bank Arizona, N.A.(17)
       10.78     -     Acknowledgment of Control of Pledged Securities Account dated November 22, 1996 by and among Norwest Bank Arizona and the Company and Norwest Bank Minnesota(17)
       10.79     -     Asset Purchase Agreement dated January 21, 1997 between the Company and
                       Syntex (U.S.A.) Inc.(16)
       10.80     -     Asset Purchase Agreement dated January 21, 1997 between the Company and
                       Syntex (U.S.A.), Inc.(16)
       10.81     -     Asset Purchase Agreement dated January 21, 1997 between the Company and
                       F. Hoffman-La Roche Limited(16)
       10.82     -     Asset Purchase Agreement dated January 21, 1997 between the Company and
                       Syntex Pharmaceuticals International Limited(16)
       10.83     -     Transition Services Agreement dated January 21, 1997 between the Company and
                       F. Hoffman-La Roche, Inc.(16)
       10.84     -     Transition Services Agreement dated January 21, 1997 between the Company and
                       F. Hoffman-La Roche Limited(16)
       10.85     -     Supply Agreement (Fluocinolone Acetonide and Fluocinonide) dated January 21,
                       1997 between the Company and Syntex Pharmaceuticals International Limited(16)
       10.86     -     License Agreement dated March 28, 1997 between the Company and Platinum(R)
                       Software Corporation(16)
       10.87     -     Master Software License Agreement dated March 28, 1997 between the Company and FocusSoft, Inc.(16)
       11.1      -     Statements re:  Computation of Per Share Earnings
       21.1      -     Subsidiaries(18)
       23.1      -     Consent of Ernst & Young LLP(18)
       24.1      -     Power of Attorney(18)  (See page 35)
       27.1      -     Financial Data Schedule(18)

----------

    (1) Incorporated by reference to the exhibit with the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, File No. 0-18443, previously filed with the Securities and Exchange Commission (the "SEC")

    (2) Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

    (3) Incorporated by reference to the exhibit with the same number in Amendment No. 1 to the Registration Statement on Form S-1 of the Company, File No. 33-32918, filed with the SEC on March 6, 1990

    (4) Incorporated by reference to the exhibit with the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443 previously filed with the SEC

    (5) Incorporated by reference to the exhibit with the same number in Amendment No. 2 to the Registration Statement on Form S-1 of the Company, File No. 33-34041, filed with the SEC on August 2, 1990

    (6) Incorporated by reference to the exhibit with the same number in Amendment No. 1 to the Registration Statement on Form S-1 of the Company, File No. 33-46913, filed with the SEC on April 29, 1992

    (7) Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

    (8) Incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for its 1992 Annual Meeting of Stockholders, previously filed with the SEC, File No. 0-18443

    (9) Incorporated by reference to the exhibit with the same number in Amendment No. 1 to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on May 25, 1993

    (10) Incorporated by reference to the exhibit with the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

    (11) Incorporated by reference to the exhibit with the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, filed with the SEC on September 27, 1995 ("1995 Form 10-K")

    (12) Incorporated by reference to exhibit number 4.2 in the 19 Form 10-K

    (13) Incorporated by reference to exhibit number 4.4 in the 19 Form 10-K

    (14) Incorporated by reference to exhibit number 4.5 in the 19 Form 10-K

    (15) Incorporated by reference to the exhibit with the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, filed with the SEC on September 24, 1996

    (16) Incorporated by reference to the exhibit with the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

    (17) Incorporated by reference to the exhibit with the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

    (18) Filed herewith

(b) No reports on Form 8-K were filed with the SEC for the quarter end June 30, 1997.

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

Date:  September 25, 1997

                                     MEDICIS PHARMACEUTICAL CORPORATION

                                     By:   /s/ JONAH SHACKNAI
                                           -----------------------------------
                                           Jonah Shacknai
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 SIGNATURE                                          TITLE                                 DATE
---------------------------------------------   ---------------------------------------------     ---------------------
/s/ JONAH SHACKNAI                              Chairman of the Board of Directors                September 25, 1997
--------------------------------------------    and Chief Executive Officer
Jonah Shacknai                                  (Principal Executive Officer)

/s/ MARK A. PRYGOCKI, SR.                       Chief Financial Officer                           September 25, 1997
--------------------------------------------     (Principal Financial and Accounting Officer)
Mark A. Prygocki, Sr.

/s/ ARTHUR G. ALTSCHUL, JR.                     Director                                          September 25, 1997
--------------------------------------------
Arthur G. Altschul, Jr.

/s/ RICHARD L. DOBSON, M.D.                     Director                                          September 25, 1997
--------------------------------------------
Richard L. Dobson, M.D.

/s/ PETER S. KNIGHT, ESQ.                       Director                                          September 25, 1997
--------------------------------------------
Peter S. Knight, Esq.

/s/ MICHAEL A. PIETRANGELO                      Director                                          September 25, 1997
--------------------------------------------
Michael A. Pietrangelo

/s/ PHILIP S. SCHEIN, M.D.                      Director                                          September 25, 1997
--------------------------------------------
Philip S. Schein, M.D.

/s/ LOTTIE SHACKELFORD                          Director                                          September 25, 1997
--------------------------------------------
Lottie Shackelford

                       MEDICIS PHARMACEUTICAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              PAGE
                                                                                              ----
          Report of Ernst & Young LLP, Independent Auditors............................        F-2

          Consolidated Balance Sheets..................................................        F-3

          Consolidated Statements of Income............................................        F-5

          Consolidated Statements of Stockholders' Equity..............................        F-6

          Consolidated Statements of Cash Flows........................................        F-7

          Notes to Consolidated Financial Statements...................................        F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Medicis Pharmaceutical Corporation

         We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Medicis Pharmaceutical Corporation and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   /s/ ERNST & YOUNG LLP

Phoenix, Arizona
August 1, 1997

                       MEDICIS PHARMACEUTICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                    JUNE 30,
                                                           ---------------------------
                                                               1997           1996
                                                           ------------    -----------
ASSETS
  Current assets:
    Cash and cash equivalents .........................    $ 33,623,397    $ 7,956,050
    Short-term investments ............................      51,508,611             --
    Accounts receivable, less allowances:
      1997: $1,150,000;  1996: $680,000 ...............       6,352,840      5,210,704
    Inventories .......................................       2,981,877      2,080,014
    Deferred tax assets ...............................       6,257,000      3,000,000
    Other current assets ..............................       2,818,505        738,911
                                                           ------------    -----------
         Total current assets .........................     103,542,230     18,985,679
Property and equipment:
  Furniture and equipment .............................         755,905        336,544
  Leasehold improvements ..............................         170,000        170,000
                                                           ------------    -----------
                                                                925,905        506,544
    Less accumulated depreciation .....................         213,764        100,897
                                                           ------------    -----------
         Net property and equipment ...................         712,141        405,647
Intangible assets:
  Intangible assets related to product acquisitions ...      36,999,644      9,168,853
  Other intangible assets .............................       1,608,762        203,326
                                                           ------------    -----------

                                                             38,608,406      9,372,179
    Less accumulated amortization .....................       3,325,621      2,450,705
                                                           ------------    -----------
         Net intangible assets ........................      35,282,785      6,921,474

Other non-current assets ..............................       1,000,000             --
                                                           ------------    -----------
                                                           $140,537,156    $26,312,800
                                                           ============    ===========


                             See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                           JUNE 30,
                                                                                ------------------------------
                                                                                     1996             1997
                                                                                -------------     ------------
LIABILITIES
  Current liabilities:
    Accounts payable .......................................................    $   4,128,370     $  3,371,184
    Accrued officer's salaries .............................................               --          204,750
    Accrued royalties ......................................................          712,432          552,952
    Notes payable ..........................................................            5,245           10,000
    Accrued incentives .....................................................        1,671,103        1,184,111
    Accrued contract costs .................................................          600,000               --
    Other accrued liabilities ..............................................        1,622,093        1,262,134
                                                                                -------------     ------------
         Total current liabilities .........................................        8,739,243        6,585,131
  Long-term liabilities:
    Notes payable ..........................................................          111,335          116,580
    Other non-current liabilities ..........................................          121,761          151,437
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value; shares authorized: 5,000,000;
  no shares issued .........................................................               --               --
Class A Common Stock, $0.014 par value; shares authorized: 50,000,000;
  issued and outstanding: 13,978,714 and 10,224,477 at June 30, 1997 and
  1996, respectively .......................................................          195,702          143,143
Class B Common Stock, $0.014 par value; shares authorized: 1,000,000;
  issued and outstanding:  281,974 at June 30, 1997 and 1996 ...............            3,948            3,948
Additional paid-in capital .................................................      138,973,208       44,202,441
Accumulated deficit ........................................................       (7,608,041)     (24,889,880)
                                                                                -------------     ------------
         Total stockholders' equity ........................................      131,564,817       19,459,652
                                                                                -------------     ------------
                                                                                $ 140,537,156     $ 26,312,800
                                                                                =============     ============


                             See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                       YEAR ENDED JUNE 30,
                                                                       -------------------
                                                              1997             1996             1995
                                                          ------------     ------------     ------------
Net sales ............................................    $ 41,158,860     $ 25,309,743     $ 19,131,665
Operating costs and expenses:
 Cost of sales .......................................       9,361,383        6,955,685        5,849,886
 Selling, general and administrative .................      16,484,329       10,867,979       10,330,162
 Research and development ............................       1,449,620          951,888          769,577
 Depreciation and amortization .......................         999,113          558,802          522,221
                                                          ------------     ------------     ------------
    Operating costs and expenses .....................      28,294,445       19,334,354       17,471,846
                                                          ------------     ------------     ------------
Operating income .....................................      12,864,415        5,975,389        1,659,819
Gain on disposition of Dyad ..........................              --               --          106,640
Interest income ......................................       3,814,435          154,023           57,543
Interest expense .....................................         (27,403)         (75,670)        (150,895)
                                                          ------------     ------------     ------------
Income before taxes ..................................      16,651,447        6,053,742        1,673,107
Income tax benefit (expense) .........................         693,467        1,826,000          (60,000)
                                                          ------------     ------------     ------------
Net income ...........................................    $ 17,344,914     $  7,879,742     $  1,613,107
                                                          ============     ============     ============
Net income per common and common equivalent share ....    $       1.22     $       0.73     $       0.16
                                                          ============     ============     ============
Shares used in computing net income per common and
    common equivalent share ..........................      14,202,074       10,863,243        9,889,746
                                                          ============     ============     ============


                             See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                           CLASS A               CLASS B
                                        COMMON STOCK           COMMON STOCK             ADDITIONAL
                                        ------------           ------------              PAID-IN      ACCUMULATED
                                     SHARES      AMOUNT    SHARES        AMOUNT          CAPITAL        DEFICIT          TOTAL
                                     ------      ------    ------        ------          -------        -------          -----
Balance at June 30, 1994 .......    9,394,694   $131,526   281,974       $3,948       $ 39,510,698   $(34,382,729)   $   5,263,443
 Shares issued in
   connection with private
   offering ....................      353,571      4,950        --           --            505,494             --          510,444
 Net income ....................           --         --        --           --                 --      1,613,107        1,613,107
                                   ----------   --------   -------       ------       ------------   ------------    -------------
Balance at June 30, 1995 .......    9,748,265    136,476   281,974        3,948         40,016,192    (32,769,622)       7,386,994
 Exercise of stock options
   and warrants, net ...........      476,212      6,667        --           --          3,099,249             --        3,105,916
 Tax effect of stock options
   exercised ...................           --         --        --           --          1,067,000             --        1,067,000
 Options issued in lieu of
   payment for services
   rendered ....................           --         --        --           --             20,000             --           20,000
 Net income ....................           --         --        --           --                 --      7,879,742        7,879,742
                                   ----------   --------   -------       ------       ------------   ------------    -------------
Balance at June 30, 1996 .......   10,224,477    143,143   281,974        3,948         44,202,441    (24,889,880)      19,459,652
 Exercise of stock options .....      563,681      7,892        --           --          3,482,765             --        3,490,657
 Tax effect of stock
   options exercised ...........           --         --        --           --          1,165,000             --        1,165,000
 Options issued in lieu of
   payment for services
   rendered ....................           --         --        --           --             59,500             --           59,500
Public offering ................    3,190,556     44,667        --           --         90,063,502             --       90,108,169
Net unrealized losses on
  available-for-sale
  securities ...................           --         --        --           --                 --        (63,075)         (63,075)
Net income .....................           --         --        --           --                 --     17,344,914       17,344,914
                                   ----------   --------   -------       ------       ------------   ------------    -------------
Balance at June 30, 1997 .......   13,978,714   $195,702   281,974       $3,948       $138,973,208   $ (7,608,041)   $ 131,564,817
                                   ==========   ========   =======       ======       ============   ============    =============


                             See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED JUNE 30,
                                                                    1997             1996            1995
                                                                ------------     -----------     -----------
OPERATING ACTIVITIES:
 Net income ................................................    $ 17,344,914     $ 7,879,742     $ 1,613,107
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization ..........................         999,113         558,802         522,221
    Gain on sale of available-for-sale investments .........         (37,591)             --              --
    Non-cash interest ......................................              --          13,100          49,602
    Other non-cash expenses ................................          59,500          20,000              --
    Deferred income tax benefit ............................      (2,092,000)     (1,933,000)             --
    Provision for doubtful accounts and returns ............         470,000         160,000         120,000
    Accretion of discount on investments ...................        (422,032)             --              --
    Changes in operating assets and liabilities:
      Accounts receivable ..................................      (1,612,136)     (1,156,280)     (1,154,922)
      Inventories ..........................................        (901,863)     (1,281,058)       (370,929)
      Other current assets .................................      (1,579,594)       (487,825)        (48,013)
      Accounts payable .....................................         757,186         144,011       1,282,949
      Accrued officer's salaries ...........................        (204,750)             --              --
      Accrued royalties ....................................         159,480          84,770          70,601
      Interest payable .....................................              --              --        (250,016)
      Accrued incentives ...................................         486,992         552,880         222,711
      Other accrued liabilities
                                                                     359,959         334,891        (307,792)
                                                                ------------     -----------     -----------
         Net cash provided by operating activities .........      13,787,178       4,890,033       1,749,519

INVESTING ACTIVITIES:
 Purchase of property and equipment ........................        (430,691)       (181,911)       (140,754)
 Payments for intangible assets ............................     (28,636,227)             --              --
 Purchase of available-for-sale investments ................     (75,297,924)             --              --
 Sale of available-for-sale investments ....................       9,685,861              --              --
 Maturity of available-for-sale investments ................      14,500,000              --              --
 Escrow deposit ............................................      (1,500,000)        (71,772)         (7,885)
                                                                ------------     -----------     -----------
         Net cash used in investing activities .............     (81,678,981)       (253,683)       (148,639)

FINANCING ACTIVITIES:
 Proceeds from the sale of common equity securities, net ...      90,108,169              --         510,444
 Proceeds from issuance of note payable ....................              --           9,143         107,437
 Payment of notes payable ..................................         (10,000)       (748,797)     (2,040,000)
 Decrease in other non-current liabilities .................         (29,676)             --              --
 Proceeds from the exercise of options/warrants ............       3,490,657       3,105,916              --
                                                                ------------     -----------     -----------
         Net cash provided by (used in) financing
           activities ......................................      93,559,150       2,366,262      (1,422,119)
                                                                ------------     -----------     -----------
 Net increase in cash and cash equivalents .................      25,667,347       7,002,612         178,761
 Cash and cash equivalents at beginning of year ............       7,956,050         953,438         774,677
                                                                ------------     -----------     -----------
 Cash and cash equivalents at end of year ..................    $ 33,623,397     $ 7,956,050     $   953,438
                                                                ============     ===========     ===========


                             See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE 1.  FORMATION AND DEVELOPMENT OF THE COMPANY

         Medicis Pharmaceutical Corporation and its wholly owned subsidiaries ("Medicis" or the "Company") is an independent pharmaceutical company in the United States offering prescription and non-prescription (over-the-counter) products exclusively to treat dermatological conditions. The Company has acquired rights to manufacture and sell certain of its dermatological products pursuant to several license and asset purchase agreements. The Company sells these products for use in various segments of the dermatological market, including acne, inflammatory skin conditions, therapeutic emollients and moisturizers, pigmentation disorders and cosmetic dermatology.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Medicis and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

CASH AND CASH EQUIVALENTS

        At June 30, 1997, cash equivalents include highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

INVESTMENTS

         The Company accounts for investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest, and dividends on securities are included in interest income. The cost of securities sold is based on the specific identification method.

INVENTORIES

         The Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventories consist of salable dermatological products held at the Company's warehouses as well as at the manufacturers' facilities and are valued at the lower of cost or market using the first-in, first-out method.

         Inventories are as follows:

                                                                JUNE 30,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
                            Raw materials ..........    $  557,520    $   72,633
                            Work in progress .......            --        23,749
                            Finished goods .........     2,424,357     1,983,632
                                                        ----------    ----------

                              Total inventories ....    $2,981,877    $2,080,014
                                                        ==========    ==========

PROPERTY AND EQUIPMENT

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

         Intangible assets resulting from the LIDEX(R), SYNALAR(R) and ESOTERICA(R) product acquisitions principally consist of the excess of the acquisition cost over the fair value of the net assets acquired and are being amortized on a straight-line basis over a twenty to twenty-five year period. The Company assesses the recoverability of intangible assets resulting from the LIDEX(R), SYNALAR(R) and ESOTERICA(R) product acquisitions based upon expected future undiscounted cash flows and other relevant information.

REVENUE RECOGNITION

         Revenue from product sales are recognized upon shipment net of discounts, rebates and estimated allowances for chargebacks and returns. The Company principally authorizes returns for damaged and expired products in accordance with its Return Goods Policy and procedures. The Company has not experienced significant returns of damaged or expired products.

ADVERTISING

         The Company expenses advertising as incurred. Advertising expenses for the fiscal years ended June 30, 1997 ("fiscal 1997"), June 30, 1996 ("fiscal 1996") and June 30, 1995 ("fiscal 1995") were approximately $3,806,000,
$1,887,000 and $1,525,000, respectively.

STOCK BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") in fiscal 1997, related to stock options granted to non-employees. Expense equal to either the fair value of the consideration received, if such fair value is reliably measurable, or the SFAS No. 123 fair value of the options granted to non-employees is recorded. The adoption of SFAS No. 123 did not have a material impact on the consolidated operations of the Company.

RESEARCH AND DEVELOPMENT COSTS

         All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred.

INCOME TAXES

         Income taxes have been provided using the liability method in accordance with SFAS No. 109.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share have been computed by using the weighted average number of shares outstanding and common equivalent shares. Net income per share has been adjusted to reflect the 3-for-2 stock splits described in Note 7.

STATEMENTS OF CASH FLOWS

         Non-cash investing and financing activities were as follows:

                                                                              YEAR ENDED JUNE 30,
                                                                     -------------------------------------
                                                                        1997           1996         1995
                                                                     ----------    -----------    --------
          Tax benefit of stock options exercised ................    $1,165,000    $ 1,067,000          --
          Intangibles acquired under accrued contract costs .....       600,000             --          --
          Property and equipment acquired under capital lease
            obligations .........................................            --             --    $170,234

USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which the Company sells its products, changes in the health care environment and the reliance on contract manufacturing services.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt reported in the consolidated balance sheets approximate their fair value.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS No. 128") which is required to be adopted in the second quarter of fiscal 1998 ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share for the year ended June 30, 1997 of $0.09 to $1.31. The impact for the year ended June 30, 1996, is expected to increase $0.05 to $0.78 per share. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for the quarter and year end June 30, 1997, and June 30, 1996, is not expected to be material.

PRODUCT ACQUISITIONS

         In February 1997, the Company acquired the United States and Canadian dermatology assets of Syntex USA, Inc., ("Syntex") from various affiliates of F. Hoffmann-La Roche, Ltd. ("Roche"). The Company paid $28,000,000 for the purchased assets. The Company will pay an additional $3,000,000 in $1,000,000 installments on the anniversary of the purchase for each of the next three years unless certain market conditions are not obtained. Half of the remaining payments are held in escrow and included in the Company's other assets. Medicis entered into four separate Asset Purchase Agreements with various Roche affiliates for the acquisition of the intellectual property rights, know-how, and all finished goods inventory specifically associated with Syntex's topical corticosteroid dermatology products ("the Purchased Products") in the United States and Canada. The purchased products include the prescription topical steroid brands LIDEX(R) and SYNALAR(R). Prior to the acquisition, the Company did not market any products in this category of dermatological care.

NOTE 3.  DEBT

         Upon the Company's relocation to Arizona, the Company entered into a note from the Commerce and Economic Development Commission in the amount of approximately $131,000 bearing interest at a rate of 6.5% due in installments through June 2, 2000. At June 30, 1997, $116,580 was outstanding on the note.

         The Company has a revolving line of credit facility of up to $25 million from Norwest Bank Arizona, N.A. The facility may be drawn upon by the Company at its discretion and is secured by principal assets of the Company. The outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank offered rate, and expires in November 1998. The agreement requires the Company to comply with certain covenants, including covenants relating to the Company's financial condition and results of operation. The Company has not drawn on this credit facility.

NOTE 4.  SHORT-TERM INVESTMENTS

         The Company's short-term investments are intended to establish a high quality portfolio which preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the investment guidelines and market conditions.

         The following is a summary of available-for-sale securities at June 30, 1997:

                                                              AVAILABLE-FOR-SALE SECURITIES
                                                    ------------------------------------------------
                                                                   GROSS       GROSS      ESTIMATED
                                                                 UNREALIZED  UNREALIZED     FAIR
                                                        COST       GAINS       LOSSES       VALUE
                                                    -----------  ----------  ----------  -----------
    U.S. corporate securities ..................    $22,542,389    $1,811     $22,188    $22,522,012
    U.S. Treasury securities and obligations ...     19,030,792       494      38,626     18,992,660
      of  U.S. government agencies
    Other debt securities ......................      9,998,505        --       4,566      9,993,939
                                                    -----------    ------     -------    -----------
      Total debt securities ....................    $51,571,686    $2,305     $65,380    $51,508,611
                                                    ===========    ======     =======    ===========

         The gross realized gains on sales of available-for-sale securities totaled $64,361, and the gross realized losses totaled $26,770. The net adjustment to unrealized losses on available-for-sale securities included in stockholders' equity totaled $63,075. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 1997, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties and the Company views its available-for-sale securities as available for current operations.

                                                                               ESTIMATED
                                                                   COST       FAIR VALUE
                                                               -----------    -----------
                 AVAILABLE-FOR-SALE
                   Due in one year or less ................    $20,408,747    $20,390,555
                   Due after one year through two years ...     26,162,939     26,136,638
                   Due after two years ....................      5,000,000      4,981,418
                                                               -----------    -----------
                                                               $51,571,686    $51,508,611
                                                               ===========    ===========

NOTE 5.  COMMITMENTS AND CONTINGENCIES

OCCUPANCY ARRANGEMENTS

         The Company presently occupies approximately 12,150 square feet of office space, at an average annual expense of $191,007 per annum, under a lease agreement which expires in May 2005. The lease contains certain rent escalation clauses and upon expiration can be renewed for a period of five years. Rent expense was approximately $203,000, $207,000 and $188,000 for fiscal 1997, 1996 and 1995, respectively.

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

         The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. In addition, the Company has granted options to purchase shares of Class A Common Stock which are included in the stock option plan described in Note 8. These options vest annually over the commitment periods. At June 30, 1997, the Company had approximately $870,000 (solely attributable to the Chairman of the Central Research Committee of the Company) of commitments payable over the remaining five years under an agreement, which is cancelable by either party under certain conditions.

LICENSING, MARKETING AND MANUFACTURING AGREEMENTS

         The Company has entered into licensing and marketing agreements under which it has obtained rights to market certain existing and future pharmaceutical products. Generally, the terms of such agreements vary, but range from 10 to 20 years from the date of the first sale of the related product or until the expiration of the patent applicable to the product. The agreements provide for varying royalties with certain stated minimum annual amounts, which vary by agreement from $25,000 to, for one such agreement, $55,000. A commitment to pay a minimum annual royalty of $160,000 commences twelve months after the United States Food and Drug Administration grants approval to market the product governed by an agreement. Total minimum royalties required to be paid on products currently being sold approximate $80,000 per year.

         During June 1997, the Company entered into a joint product development and distribution agreement with an unrelated third party whereby the Company will pay certain costs with respect to certain product approvals estimated to be approximately $1,000,000.

OTHER

         The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves, or, in the opinion of management, after consultation with counsel, should not, in the aggregate, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

NOTE 6.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:


                                                                                      JUNE 30,
                                                                           -----------------------------
                                                                               1997             1996
                                                                           ------------     ------------
          Deferred tax assets:
            Net operating loss carryforwards ..........................    $  4,550,000     $ 10,500,000
            Reserves ..................................................       1,497,000          700,000
            Research and experimentation credits ......................         580,000          450,000
            Alternative Minimum Tax credits ...........................         325,000           70,000
                                                                           ------------     ------------
                                                                              6,952,000       11,720,000
          Deferred tax liabilities:
            Tax over book amortization of intangible assets related
               to product acquisitions ................................        (695,000)        (120,000)
                                                                           ------------     ------------
          Net deferred tax assets available ...........................       6,257,000       11,600,000
          Less valuation allowance ....................................              --        8,600,000
                                                                           ------------     ------------
          Deferred tax assets .........................................    $  6,257,000     $  3,000,000
                                                                           ============     ============

         The valuation allowance decreased by $8,600,000 and $5,360,000 during fiscal 1997 and 1996, respectively. The decrease in fiscal 1997 related to changes in estimate with respect to deferred tax assets that management believes are more likely than not expected to be recovered through future income ("Changes in Estimate"). Of the decrease in fiscal 1996, approximately $4,000,000 related to Changes in Estimate, and an additional $1,000,000 related to lower estimated deferred tax rates based upon the Company's relocation. The amount of net deferred tax assets estimated to be recoverable was based upon management's assessment of the likelihood of near-term operating income.

         At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,000,000 and research and experimentation credits of approximately $580,000, which begin expiring in varying amounts in the years 2005 through 2011 if not previously utilized. During fiscal 1997 and 1996, the Company incurred approximately $255,000 and $70,000, respectively, in Alternative Minimum Tax, which is available as a future tax credit. The Alternative Minimum Tax credits do not expire for income tax purposes.

         During fiscal 1997, 1996 and 1995, the Company made tax payments of $1,133,000, $132,000 and $80,000, respectively.

         Components of the provision for income taxes (benefit) are as follows:

                                                       YEAR ENDED JUNE 30,
                                             ---------------------------------------
                                                 1997            1996         1995
                                             -----------     -----------     -------
                  Current
                    Federal .............    $   272,000     $    70,000     $35,000
                    State ...............      1,127,533          37,000      25,000
                                             -----------     -----------     -------
                                               1,399,533         107,000      60,000
                  Deferred
                    Federal .............     (1,830,000)     (1,500,000)         --
                    State ...............       (262,000)       (433,000)         --
                                                             -----------     -------
                                              (2,092,000)     (1,933,000)         --
                                                             -----------     -------

                           Total ........    $  (692,467)    $(1,826,000)    $60,000
                                             ===========     ===========     =======

         Income tax expense (benefit) for the three years ended June 30, 1997, 1996, and 1995 differs from the amount computed applying the federal statutory rates as follows:

                                                        YEAR ENDED JUNE 30,
                                                   ---------------------------
                                                    1997       1996       1995
                                                   -----      -----      -----
          Statutory federal income tax rate ...     35.0%      34.0%      34.0%
          State tax rate ......................      5.0        6.0       10.0
          Change in valuation allowance .......    (44.2)     (70.0)     (43.2)
          Other ...............................       --         --        2.8
                                                   -----      -----      -----
          Expense (benefit) ...................     (4.2%)    (30.0%)      3.6%
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

         Pursuant to a Subscription Agreement, dated as of November 17, 1994, (the "Subscription Agreement") with Frost Nevada Limited Partnership, a Nevada limited partnership ("Frost Nevada"), the Company issued 353,571 shares of its Class A Common Stock, $0.014 par value to Frost Nevada for a purchase price of $600,600. The 353,571 shares of Class A Common Stock issued by the Company were sold to Frost Nevada as part of a two-part transaction in which Frost Nevada purchased an aggregate of 514,284 shares of Class A Common Stock. Pursuant to a Stock Purchase Agreement dated as of November 17, 1994, (the "Stock Purchase Agreement") between the Chairman of the Company and Frost Nevada, Frost Nevada purchased from the Chairman 160,713 shares of Class A Common Stock.

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

         On August 29, 1995, the Board of Directors declared a one-for-fourteen reverse stock split which was approved by shareholders on October 23, 1995. Per share amounts and the average number of shares outstanding at that date were retroactively revised for all periods presented.

         On July 23, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable August 2, 1996, to common shareholders of record at the close of business on July 22, 1996. Per share amounts and the weighted average number of shares outstanding at that date have been retroactively revised for all periods presented.

         On October 2, 1996, the Company completed a secondary public offering for approximately 2,800,000 primary shares of the Company's Class A Common Stock at a price of $30.00 per share. The underwriters also exercised the over-allotment option of approximately 400,000 primary shares at a price of $30.00 per share. Gross proceeds from the offering before related expenses totaled approximately $95.7 million. The Company is using the proceeds for marketing expenses associated with new product introductions, the licensing or acquisition of formulations, technologies, products or businesses, research and development, expansion of marketing and sales capabilities, and general corporate purposes.

         On March 7, 1997, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable March 28, 1997 to common shareholders of record at the close of business on March 17, 1997. Per share amounts and the weighted average number of shares outstanding have been retroactively revised for all periods presented.

NOTE 8.  STOCK OPTION PLANS

         The Company has five Stock Option Plans (the 1996, 1995, 1992, 1990, and 1988 Plans or, collectively, the "Plans"). The 1996, 1995, 1992, 1990, and 1988 Plans have the following options outstanding: 88,576, 400,923, 421,247, 60,524, and 236,418, respectively. The Board of Directors authorized the granting of 1,950,000 shares to employees and consultants at fair market value for the 1996 Stock Option Plan and has placed limitations on the granting of options on the remaining Plans. The Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted ranging from one to five years. Options are granted at the fair market value on the grant date. Options outstanding at June 30, 1997, vary in price from $1.55 to $46.25, with a weighted average of $10.22 outlined in the chart below:

                                                    WEIGHTED      WEIGHTED                        WEIGHTED
                                                     AVERAGE       AVERAGE                        AVERAGE
               RANGE OF            NUMBER          CONTRACTUAL    EXERCISE        NUMBER          EXERCISE
           EXERCISE PRICES       OUTSTANDING         LIFE          PRICE       EXERCISABLE         PRICE
           ---------------       -----------         ----          -----       -----------         -----
         $ 1.55 -    $ 2.33        165,129           2.30          $ 1.96         60,922           $ 1.90
         $ 2.36 -    $ 3.50        496,056           3.20          $ 2.90        407,755           $ 2.93
         $ 3.67 -    $ 4.22          9,480           1.24          $ 4.04          8,190           $ 4.05
         $ 6.22 -    $ 9.33         43,495           2.89          $ 6.80         37,582           $ 6.68
         $10.14 -    $13.66         54,737           3.43          $11.52         37,775           $11.33
         $18.16 -    $27.16        326,260           8.89          $18.52            -0-           $ 0.00
         $27.44 -    $36.42        108,431           9.40          $31.35            -0-           $ 0.00
         $42.00 -    $46.25          4,100           9.80          $43.41            -0-           $ 0.00

         The weighted average fair value of options granted during fiscal 1997 and 1996 was $13.79 and $2.00, respectively.

         A summary of stock option activity granted within the Plans and related information for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                                                                               WEIGHTED
                                                                                                AVERAGE
                                             QUALIFIED     NON-QUALIFIED        TOTAL            PRICE
                                             ---------     -------------        -----            -----
          Balance at June 30, 1994 ...        490,221         717,576         1,207,797        $    7.20

          Granted ....................        273,125         487,006           760,131        $    4.02
          Terminated/expired .........       (350,456)       (336,383)         (686,839)       $    5.69
                                              -------         -------         ---------
          Balance at June 30, 1995 ...        412,890         868,199         1,281,089        $    6.12

          Granted ....................        316,827         447,992           764,819        $    3.48
          Exercised ..................        (38,503)       (176,815)         (215,318)       $   13.38
          Terminated/expired .........       (197,938)       (332,960)         (530,898)       $    6.98
                                              -------         -------         ---------
          Balance at June 30, 1996 ...        493,276         806,416         1,299,692        $    4.32

          Granted ....................        284,593         168,427           453,020        $   21.99
          Exercised ..................       (157,622)       (341,607)         (499,229)       $    5.62
          Terminated/expired .........        (40,974)         (4,821)          (45,795)       $    9.44
                                              -------         -------         ---------

          Balance at June 30, 1997 ...        579,273         628,415         1,207,688        $   10.22
                                              =======         =======         =========


         During fiscal 1997, 60,423 non-qualified stock options not subject to the Plans have been exercised by outside parties at $9.71. An additional 6,250 non-qualified stock options not subject to the Plans are issued and outstanding to outside parties at June 30, 1997, with an exercise price of $9.71.

         The Company elected the adoption of the disclosure-only provisions of SFAS No. 123 in fiscal 1997. In accordance with the provisions of SFAS No. 123, the Company applies APB 25 and related interpretations in accounting for option grants to employees under its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                        1997                   1996
                                                    ------------          -------------
             Net Income - As Reported               $ 17,344,914          $   7,879,742

             Net Income - Pro Forma                 $ 15,742,000          $   6,982,000

             Earnings Per Share - As Reported       $       1.22          $        0.73

             Earnings Per Share - Pro Forma         $       1.11          $        0.64

         Because SFAS No. 123 is applicable to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately June 30, 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

         The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                              1997        1996
                                                            -------     -------
             Expected Dividend Yield                            0.0%        0.0%

             Expected Stock Price Volatility                    .70         .70

             Risk-Free Interest Rate                            5.7%        6.0%

             Expected Life of Options                       5 Years     4 Years

         The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which, unlike options granted by the Company, have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from options traded on an exchange, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

NOTE 9.  SIGNIFICANT CUSTOMERS

         For fiscal 1997, three customers accounted for approximately 20.6%, 16.3%, and 10.9% of sales. For fiscal 1996, three customers accounted for approximately 15.5%, 12.2%, and 11.8% of sales.

NOTE 10. FINANCIAL INSTRUMENTS -- CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

         The Company maintains cash, cash equivalents and short-term investments primarily with two financial institutions that invest funds in short-term, interest bearing, investment grade, marketable securities. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

         At June 30, 1997 and 1996, three and five customers, respectively, comprised approximately 50.0% and 55.2%, respectively, of accounts receivable. The Company does not require collateral from its customers but performs periodic credit evaluations of its customers' financial condition. Management does not believe significant credit risk exists at June 30, 1997.

NOTE 11. DEFINED CONTRIBUTION PLAN

         The Company has a defined contribution plan (the "Contribution Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company has not made any such contributions since its inception.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         In the table below is the quarterly financial information for fiscal 1997 and 1996. All figures are in thousands except per share data, and certain amounts do not total to the annual amounts due to rounding.


                                                    FISCAL YEAR ENDED JUNE 30, 1997
                                                        (FOR THE QUARTERS ENDED)
                                                        ------------------------
                             SEPTEMBER 30, 1996       DECEMBER 31, 1996      MARCH 31, 1997   JUNE 30, 1997
                             ------------------       -----------------      --------------   -------------
Net sales..............          $   7,268                $    8,508           $   10,976       $   14,407
Gross profit...........              5,313                     6,255                8,499           11,730
Net income.............              3,604                     3,251                4,337            6,153
Net income per share...               0.31                      0.22                 0.29             0.41

                                                      FISCAL YEAR ENDED JUNE 30, 1996
                                                          (FOR THE QUARTERS ENDED)
                                                          ------------------------
                             SEPTEMBER 30, 1995        DECEMBER 31, 1995        MARCH 31, 1996   JUNE 30, 1996
                             ------------------        -----------------        --------------   -------------
Net sales..............          $   4,574                 $   6,449              $   7,016        $   7,271
Gross profit...........              3,257                     4,667                  5,041            5,390
Net income.............                646                     1,404                  1,759            4,071
Net income per share...               0.06                      0.14                   0.16             0.36

         The quarterly net income per share data disclosed above does not agree with the amounts reported in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission as the amounts have been revised to reflect the stock splits discussed in Note 7. The net income for the quarter ended June 30, 1996 includes a fourth quarter adjustment to record deferred income tax benefits of $1,933,000 as described in Note 6.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                  Balance at    Charged to
                                 beginning of   costs and    Charged to                   Balance at
        Description                 year         expenses   other accounts  Deductions    end of year
-------------------------------  ------------  -----------  --------------  -----------   -----------
Year Ended June 30, 1997
 Deducted from Asset Accounts:
 Accounts Receivable:
  Allowances                     $   680,000   $       --    $   470,000    $       --    $ 1,150,000
 Deferred tax assets:
  Valuation allowance              8,600,000           --     (8,600,000)           --             --

Year Ended June 30, 1996
 Deducted from Asset Accounts:
 Accounts Receivable:
  Allowances                         520,000           --        160,000            --        680,000
 Deferred tax assets:
  Valuation allowance             13,960,000           --     (5,360,000)           --      8,600,000

Year Ended June 30, 1995
 Deducted from Asset Accounts:
 Accounts Receivable:
  Allowances                         400,000           --        120,000            --        520,000
 Deferred tax assets:
  Valuation allowance             14,500,000           --       (540,000)           --     13,960,000