Form 10-Q
period 1997-09-30
MEDICIS PHARMACEUTICAL CORP
filed 1997-11-14
CIK 859368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
 YES  X     NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at October 31, 1997
Class A Common Stock $.014 Par Value                   14,080,098
Class B Common Stock $.014 Par Value                      281,974

                       MEDICIS PHARMACEUTICAL CORPORATION

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                    Page
                                                                                   ----
         Item 1    Financial Statements

                      Condensed Consolidated Balance Sheets as of
                      September 30, 1997 and June 30, 1997                           3

                      Condensed Consolidated Statements of  Income
                      for the Three Months Ended September 30, 1997 and 1996         5

                      Condensed Consolidated Statements of Cash Flows for the
                      Three Months Ended September 30, 1997 and 1996                 6

                      Notes to the Condensed Consolidated Financial Statements       7

          Item 2   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                      9



PART II.  OTHER INFORMATION

          Item 6   Exhibits and Reports on Form 8-K                                 12



SIGNATURES                                                                          12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                       September 30,     June 30,
                                           1997            1997
                                       ------------    ------------
ASSETS
  Current assets:
   Cash and cash equivalents           $ 33,092,352    $ 33,623,397
      Short-term investments             54,358,701      51,508,611
   Accounts receivable, net               7,917,904       6,352,840
   Inventories, net                       4,294,268       2,981,877
   Deferred tax assets                    9,423,000       6,257,000
   Accrued interest income                1,098,641         651,440
   Other current assets                   2,684,981       2,167,065
                                       ------------    ------------
         Total current assets           112,869,847     103,542,230
                                       ------------    ------------

  Property and equipment:
   Furniture and equipment                  860,433         755,905
   Leasehold improvements                   170,000         170,000
      Less accumulated depreciation         255,226         213,764
                                       ------------    ------------
         Net property and equipment         775,207         712,141
                                       ------------    ------------

  Intangible assets:
   Intangible assets related to
     product acquisitions                36,999,644      36,999,644
   Other intangible assets                1,624,514       1,608,762
      Less accumulated amortization       3,765,163       3,325,621
                                       ------------    ------------
         Net intangible assets           34,858,995      35,282,785
                                       ------------    ------------

  Other non-current assets                1,000,000       1,000,000
                                       ------------    ------------

                                       $149,504,049    $140,537,156
                                       ============    ============

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       September 30,        June 30,
                                                            1997              1997
                                                       -------------     -------------
LIABILITIES
  Current liabilities:
   Accounts payable                                    $   4,426,916     $   4,128,370
   Accrued contract costs                                         --           600,000
   Notes payable                                               5,245             5,245
   Accrued incentives                                      1,011,281         1,671,103
   Accrued royalties                                         840,182           712,432
   Other accrued liabilities                               1,320,370         1,622,093
                                                       -------------     -------------
         Total current liabilities                         7,603,994         8,739,243
                                                       -------------     -------------

  Long-term liabilities:
   Notes payable                                             111,335           111,335
   Other non-current liabilities                             122,499           121,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.01 par value;
    shares authorized:  5,000,000; no shares issued               --                --
  Class A Common Stock, $0.014 par value;
    shares authorized: 50,000,000; issued and
    outstanding:  14,043,106 and 13,978,714 at
    September 30, 1997 and at June 30, 1997,
    respectively                                             196,603           195,702
  Class B Common Stock, $0.014 par value;
    shares authorized: 1,000,000; issued and
    outstanding:  281,974 at September 30, 1997
    and at June 30, 1997                                       3,948             3,948
  Additional paid-in capital                             145,248,855       138,973,208
  Accumulated deficit                                     (3,783,185)       (7,608,041)
                                                       -------------     -------------
         Total stockholders' equity                      141,666,221       131,564,817
                                                       -------------     -------------
                                                       $ 149,504,049     $ 140,537,156
                                                       =============     =============

        The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                              Three Months Ended
                                         -----------------------------
                                         September 30,    September 30,
                                             1997             1996
                                         ------------     ------------
Net sales                                $ 13,911,331     $  7,268,227
                                         ------------     ------------

Operating costs and expenses:
  Cost of product revenue                   2,545,739        1,954,608
  Selling, general and administrative       5,375,610        3,410,390
  Research and development                    544,121          159,764
  Depreciation and amortization               483,557          148,297
                                         ------------     ------------
   Operating costs and expenses             8,949,027        5,673,059
                                         ------------     ------------

Operating income                            4,962,304        1,595,168

Interest income                             1,196,642          121,624
Interest expense                               (8,326)          (9,331)
Income tax (expense)/benefit               (2,399,718)       1,896,224
                                         ------------     ------------

Net income                               $  3,750,902     $  3,603,685
                                         ============     ============

Net income per common and common
  equivalent share                       $       0.25     $       0.31
                                         ============     ============

Shares used in computing net income
  per common and common equivalent
  share                                    15,188,838       11,635,442
                                         ============     ============

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                -----------------------------
                                                                September 30,    September 30,
                                                                    1997             1996
                                                                ------------     ------------
Net income                                                      $  3,750,902     $  3,603,685
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                     483,557          148,297
   Accretion of discount on investments                              (88,489)              --
   Deferred income tax expense/(benefit)                           2,715,000       (2,000,000)
   Provision for doubtful accounts and returns                       (37,000)              --
   Other non-cash expenses                                             6,000            5,000
   Gain on sale of available-for-sale investments                     (2,775)              --
   Change in operating assets and liabilities:
     Inventories                                                  (1,337,391)         245,194
     Accounts receivable                                          (1,503,064)         536,765
     Accounts payable                                                298,546           34,239
     Accrued salaries and wages                                           --         (204,750)
     Accrued incentives                                             (659,822)        (450,604)
     Accrued interest income                                        (447,201)              --
     Accrued royalty                                                 127,750               --
     Other current liabilities                                      (301,724)         211,142
     Other current assets                                           (517,916)        (127,895)
                                                                ------------     ------------

         Net cash provided by operating activities                 2,486,373        2,001,073
                                                                ------------     ------------

Cash flows from investing activities:
  Purchase of property and equipment                                (107,082)          (9,997)
  Payment of license agreement                                      (615,750)        (116,667)
  Purchase of available-for-sale securities                      (23,219,374)              --
  Sale of available-for-sale securities                            9,034,503               --
  Maturity of available-for-sale securities                       11,500,000               --
                                                                ------------     ------------

         Net cash used in investing activities                    (3,407,703)        (126,664)
                                                                ------------     ------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options                        411,174        1,191,440
  Payment of other non-current liabilities                           (20,889)          (7,212)
                                                                ------------     ------------

         Net cash (used in)/provided by financing activities         390,285       1,184,228
                                                                ------------     ------------

Net decrease in cash and cash equivalents                           (531,045)       3,058,637
Cash and cash equivalents at beginning of period                  33,623,397        7,956,050
                                                                ------------     ------------
Cash and cash equivalents at end of period                      $ 33,092,352     $ 11,014,687
                                                                ------------     ------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                     $      6,453     $      7,274
   Taxes                                                        $    248,074     $     79,045

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1. ORGANIZATION AND BASIS OF PRESENTATION

      Medicis Pharmaceutical Corporation and its wholly-owned subsidiaries ("Medicis" or the "Company") is the leading independent pharmaceutical company in the United States that develops, markets and sells prescription, doctor dispensed and over-the-counter ("OTC") products and procedures exclusively to treat dermatological conditions. Emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products, the Company has achieved a leading position in the treatment of acne, acne-related conditions and psoriatic conditions using prescription pharmaceuticals, while also offering the leading domestic OTC fade cream product. The Company has built its business through the successful introduction of the DYNACIN(R) and TRIAZ(R) products for the treatment of acne, and the acquisition of the LIDEX(R) and SYNALAR(R) cortico-steroid product lines and the ESOTERICA(R) fade cream product line. Additionally, Medicis has formed a new business unit, TxSYSTEMS by Medicis(TM), to market cosmetic dermatology treatments to dermatologists nationwide for administration and dispensing to patients. The TxSYSTEMS by Medicis(TM) business unit markets AFIRM(TM), a patented retinol cream, and BETA-LIFTX(TM), a new skin treatment procedure.

      The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", ("SFAS 128") which is required to be adopted in the quarter ended December 31, 1997. At that time, reporting companies will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact would result in an increase in primary earnings per share for the first quarter ended September 30, 1997 and September 30, 1996 of $0.01 and $0.03 per share, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

      The Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131") which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial condition or cash flows.

      Except as otherwise specified herein, all information in this Form 10-Q has been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid on March 28, 1997 to holders of record on March 17, 1997.

      Certain immaterial amounts on the face of the balance sheet have been reclassified to conform with the current year's presentation.

      The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K and the Company's audited financial statements for the fiscal year ended June 30, 1997.

2. NET INCOME PER COMMON AND COMMON EQUIVALENT

      Net income per common and common equivalent share have been computed by using the weighted average number of shares outstanding and common equivalent shares.

3. CONTINGENCIES

      The Company and certain of its subsidiaries, from time to time, are parties to certain actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves or, in the opinion of management and after consultation with counsel, should not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

4. INVENTORIES

      Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in, first-out method. Inventories, net of reserves, at September 30, 1997 and June 30, 1997 consist of the following:

                                      September 30, 1997    June 30, 1997
                                      ------------------    -------------
            Raw materials                 $  551,713          $  557,520
            Work in process                       --                  --
            Finished goods                 3,742,555           2,424,357
                                          ----------          ----------
               Total inventories          $4,294,268          $2,981,877
                                          ==========          ==========

5.   INCOME TAXES

      Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes (recorded at an effective rate of 39% for the quarter ended September 30, 1997) reflects management's estimation of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on estimated tax expenses for the year.

      The income tax benefit recorded in the first quarter of fiscal 1997 is a result of management's reduction of the valuation allowance to an amount the Company believes appropriate. Accordingly, a credit to income tax benefit was reflected in the quarter ended September 30, 1996 Consolidated Income Statement and the corresponding deferred tax asset on the Company's Condensed Consolidated Balance Sheet.

      At September 30, 1997, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $5.9 million increase to equity with a corresponding $0.7 million reduction to taxes payable and a $5.2 million increase to deferred tax assets. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the intentions of the option holder.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

      The Company's Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made or may make forward looking statements, orally or in writing. Such forward looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results could differ materially from those anticipated and these forward looking statements as a result of certain factors including, but not limited to, those factors discussed in the documents filed by the Company with the Securities and Exchange Commission from time to time, including the Company's Registration Statement on Form S-3 and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The Company undertakes no obligation to update any forward looking statements.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

      Net Sales

      Net sales for the three months ended September 30, 1997 (the "first quarter of fiscal 1998") increased 91.4%, or $6.6 million, to $13.9 million from $7.3 million for the three months ended September 30, 1996 (the "first quarter of fiscal 1997"). The Company's net sales increased in the first quarter of fiscal 1998 primarily as a result of both unit and dollar sales growth of the Company's prescription products, which include the LIDEX(R) and SYNALAR(R) products acquired by the Company in February 1997. The Company's prescription products accounted for 88.0% of net sales in the first quarter of fiscal 1998 and 85.4% in the first quarter of fiscal 1997. The OTC and doctor-dispensed products accounted for 12.0% of net sales in the first quarter of fiscal 1998 and 14.6% in the first quarter of fiscal 1997. The Company continues to invest a majority of its marketing funds in the Company's prescription products.

      Gross Profit

      Gross profit during the first quarter of fiscal 1998 increased 113.9%, or $6.1 million, to $11.4 million from $5.3 million in the first quarter of fiscal 1997. As a percentage of net sales, gross profit grew to 81.7% in the first quarter of fiscal 1998 from 73.1% in the first quarter of fiscal 1997, primarily as a result of increased sales in the Company's higher margin products, LIDEX(R), SYNALAR(R) and TRIAZ(R), and higher average sales prices for the Company's DYNACIN(R) and ESOTERICA(R) products.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses in the first quarter of fiscal 1998 increased 57.6%, or $2.0 million, to $5.4 million from $3.4 million in the first quarter of fiscal 1997, primarily due to the expenses associated with sampling and administration of the LIDEX(R) and SYNALAR(R) products acquired in February 1997, the introduction of two new products, BETA-LIFTx(TM) and AFIRM(TM), the hiring of a dedicated 13-person sales force to support the products through the Company's TxSYSTEMS by MEDICIS(TM) business unit, launched in March 1997, and an increase in the sampling and advertising of the Company's existing products.

      Additionally, selling, general and administrative expenses increased due to personnel costs attributable to a rise in full-time equivalent employees, an increase in variable compensation commensurate with increased sales volume, and cost of living salary adjustments. Selling, general and administrative expenses in the first quarter of fiscal 1998 decreased 830 basis points as a percentage of sales to 38.6% from 46.9% in the first quarter of fiscal 1997.

      Research and Development Expenses

      Research and development expenses in the first quarter of fiscal 1998 increased 240.6%, or $384,000, to $544,000 from $160,000 in the first quarter of fiscal 1997, primarily due to expansion of new product research and development activities and an increase in costs associated with the expanded clinical support of the Company's existing products.

      Depreciation and Amortization Expenses

      Depreciation and amortization expenses in the first quarter of fiscal 1998 increased 226.1%, or $335,000, to $484,000 from $149,000 in the first quarter of fiscal 1997, primarily due to amortization of the purchase price of the LIDEX(R) and SYNALAR(R) products acquired in February 1997.

      Operating Income

      Operating income during the first quarter of fiscal 1998 increased 211.1%, or $3.4 million, to $5.0 million from $1.6 million in the first quarter of fiscal 1997. This increase was primarily a result of higher sales volume, coupled with an 8.6% increase in the Company's gross profit as a percentage of sales and a decrease of 8.3% in selling, general and administrative cost as a percentage of sales.

      Interest Income

      Interest income in the first quarter of fiscal 1998 increased 884.0%, or $1.1 million, to $1.2 million from approximately $122,000 in the first quarter of fiscal 1997, primarily due to higher cash equivalent and short-term investment balances in the first quarter of fiscal 1998, primarily as a result of the Company's public offering, and the Company's cash flow from operations.

      Income Tax (Expense)/Benefit

      Income tax expense during the first quarter of fiscal 1998 increased $4.3 million to an expense of $2.4 million from a benefit of $1.9 million in the first quarter of fiscal 1997. The provision for income taxes recorded for the first quarter of fiscal 1998 reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before taxes for the year. The Company's tax provision is recorded at an effective tax rate of 39% for the first quarter of fiscal 1998. The income tax benefit recorded in the first quarter of fiscal 1997 is a result of management reducing the valuation allowance to an amount the Company believes appropriate. Accordingly, a credit to income tax benefit of $2.0 million was reflected in the first quarter of fiscal 1997's Consolidated Income Statement and the corresponding deferred tax asset on the Company's Condensed Consolidated Balance Sheet.

      Net Income

      Net income during the first quarter of fiscal 1998 increased approximately 4.1%, or approximately $147,000, to $3.7 million from $3.6 million from the first quarter of fiscal 1997, primarily attributable to an increase in sales volume, gross margin as a percentage of sales, lower operating expenses as a percentage of sales, and interest income generated by higher cash and cash equivalent balances reduced by an effective tax rate of approximately 39%.

      LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997 and June 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $87.5 million and $85.1 million, respectively. The Company's working capital was $105.3 million and $94.8 million at September 30, 1997 and June 30, 1997, respectively. The increase in working capital is primarily attributable to the Company's income from operations of approximately $5.0 million and an increase in the Company's deferred tax asset of 3.2 million, primarily due to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options offset by a change in the Company's net operating loss carryforwards related to the Company's income before taxes.

      At September 30, 1997 and June 30, 1997, the Company had inventories of $4.3 million and $3.0 million, respectively. The increase in the Company's inventory balance is primarily due to inventory held at the Company's manufacturers which the Company records as inventory on its balance sheet.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit

      No. 11.1  Computation of Per Share Earnings

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDICIS PHARMACEUTICAL CORPORATION


Date:  November 12, 1997             By:   /s/ Jonah Shacknai
                                          ---------------------------------
                                          Jonah Shacknai
                                          Chairman and Chief Executive Officer

Date:  November 12, 1997             By:   /s/ Mark A. Prygocki, Sr.
                                          ---------------------------------
                                          Mark A. Prygocki, Sr.
                                          Chief Financial Officer and Treasurer