Form 10-Q
period 1997-12-31
MEDICIS PHARMACEUTICAL CORP
filed 1998-01-12
CIK 859368

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                           YES [X]            NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        CLASS                     OUTSTANDING AT JANUARY 9, 1998
        -------------------------------------  -------------------------------------
        Class A Common Stock $.014 Par Value                14,104,105
        Class B Common Stock $.014 Par Value                  281,974

================================================================================

                       MEDICIS PHARMACEUTICAL CORPORATION

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I.    FINANCIAL INFORMATION
           Item 1 -- Financial Statements
                     Condensed Consolidated Balance Sheets as of December 31, 1997 and
                       June 30, 1997....................................................    2
                     Condensed Consolidated Statements of Operations for the Three
                       Months and Six Months Ended December 31, 1997 and 1996...........    4
                     Condensed Consolidated Statements of Cash Flows for the Six Months
                       Ended December 31, 1997 and 1996.................................    5
                     Notes to the Condensed Consolidated Financial Statements...........    6
           Item 2 -- Management's Discussion and Analysis of Financial Condition and
                       Results of Operations............................................   10
PART II.   OTHER INFORMATION
           Item 1 -- Legal Proceedings..................................................   18
           Item 4 -- Submission of Matters to a Vote of Security Holders................   18
           Item 6 -- Exhibits and Reports on Form 8-K...................................   19
SIGNATURES..............................................................................   20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MEDICIS PHARMACEUTICAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,       JUNE 30,
                                                                      1997             1997
                                                                  ------------     ------------
                                            ASSETS
ASSETS
  Current assets:
     Cash and cash equivalents..................................  $ 11,149,915     $ 33,623,397
     Short-term investments.....................................    22,467,105       51,508,611
     Accounts receivable, net...................................    10,836,148        6,352,840
     Inventories, net...........................................     6,479,288        2,981,877
     Deferred tax assets........................................    12,831,973        6,257,000
     Other current assets.......................................     3,748,636        2,818,505
                                                                  ------------     ------------
          Total current assets..................................    67,513,065      103,542,230
                                                                  ------------     ------------
  Property and equipment:
     Furniture and equipment....................................       973,202          755,905
     Leasehold improvements.....................................       222,352          170,000
     Less accumulated depreciation..............................       303,538          213,764
                                                                  ------------     ------------
          Net property and equipment............................       892,016          712,141
                                                                  ------------     ------------
  Intangible assets:
     Intangible assets related to acquisitions..................    72,748,887       36,999,644
     Other intangible assets....................................     1,636,514        1,608,762
     Less accumulated amortization..............................     4,323,867        3,325,621
                                                                  ------------     ------------
          Net intangible assets.................................    70,061,534       35,282,785
                                                                  ------------     ------------
  Other non-current assets......................................     1,102,907        1,000,000
                                                                  ------------     ------------
                                                                  $139,569,522     $140,537,156
                                                                  ============     ============

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,       JUNE 30,
                                                                      1997             1997
                                                                  ------------     ------------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Current liabilities:
     Accounts payable...........................................  $  5,821,322     $  4,128,370
     Notes payable..............................................        11,007            5,245
     Accrued incentives.........................................     1,286,824        1,671,103
     Accrued royalties..........................................     1,338,785          712,432
     Accrued contract costs.....................................            --          600,000
     Other accrued liabilities..................................     7,692,296        1,622,093
                                                                  ------------     ------------
          Total current liabilities.............................    16,150,234        8,739,243
                                                                  ------------     ------------
  Long-term liabilities:
     Notes payable..............................................       100,328          111,335
     Other non-current liabilities..............................       122,530          121,761
     Deferred tax liabilities...................................    12,246,000               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     no shares issued...........................................            --               --
  Class A common stock, $0.014 par value, shares authorized:
     50,000,000; 14,103,623 and 13,978,714 issued and
     outstanding at December 31, 1997 and at June 30, 1997,
     respectively...............................................       197,451          195,702
  Class B common stock, $0.014 par value, 1,000,000 shares
     authorized; 281,974 issued and outstanding at December 31,
     1997 and at June 30, 1997..................................         3,948            3,948
  Additional paid-in capital....................................   145,555,494      138,973,208
  Accumulated deficit...........................................   (34,806,463)      (7,608,041)
                                                                  ------------     ------------
          Total stockholders' equity............................   110,950,430      131,564,817
                                                                  ------------     ------------
                                                                  $139,569,522     $140,537,156
                                                                  ============     ============

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                              DECEMBER 31,                     DECEMBER 31,
                                      ----------------------------     ----------------------------
                                          1997            1996             1997            1996
                                      ------------     -----------     ------------     -----------
Net sales...........................  $ 16,927,572     $ 8,507,804     $ 30,838,903     $15,776,031
                                      ------------     -----------     ------------     -----------
Operating costs and expenses:
  Cost of product revenue...........     3,003,499       2,252,865        5,549,238       4,207,473
  Selling, general and
     administrative.................     6,205,934       3,352,961       11,581,544       6,763,350
  Research and development..........       903,563         453,068        1,447,684         612,832
  In-process research and
     development....................    35,400,000              --       35,400,000              --
  Depreciation and amortization.....       608,149         149,931        1,091,706         298,228
                                      ------------     -----------     ------------     -----------
     Operating costs and expenses...    46,121,145       6,208,825       55,070,172      11,881,883
                                      ------------     -----------     ------------     -----------
Operating income (loss).............   (29,193,573)      2,298,979      (24,231,269)      3,894,148
Interest income.....................       930,323       1,313,276        2,126,965       1,434,900
Interest expense....................        (6,563)         (7,137)         (14,889)        (16,468)
Income tax benefit (expense), net...    (2,780,773)       (353,622)      (5,180,491)      1,542,602
                                      ------------     -----------     ------------     -----------
Net income (loss)...................  $(31,050,586)    $ 3,251,496     $(27,299,684)    $ 6,855,182
                                      ============     ===========     ============     ===========
Basic net income (loss) per common
  share.............................  $      (2.16)    $      0.24     $      (1.90)    $      0.56
                                      ============     ===========     ============     ===========
Diluted net income (loss) per common
  share.............................  $      (2.06)    $      0.22     $      (1.81)    $      0.53
                                      ============     ===========     ============     ===========
Shares used in computing basic net
  income (loss) per share...........    14,367,123      13,818,024       14,340,235      12,199,340
                                      ============     ===========     ============     ===========
Shares used in computing diluted net
  income (loss) per share...........    15,087,331      14,702,753       15,042,216      13,045,399
                                      ============     ===========     ============     ===========

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1997             1996
                                                                  ------------     ------------
Net income (loss)...............................................  $(27,299,684)    $  6,855,182
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  In-process research and development...........................    35,400,000               --
  Depreciation and amortization.................................     1,091,706          298,228
  Provision for doubtful accounts...............................       138,000               --
  Deferred income tax expense (benefit).........................     3,915,000       (2,000,000)
  Other non-cash expenses.......................................        14,000           43,500
  Accretion of discount of investments..........................       (72,359)              --
  Change in operating assets and liabilities (net of those
     acquired):
     Inventories................................................    (1,734,264)         658,930
     Accounts receivable........................................    (2,867,088)         413,223
     Accounts payable...........................................       360,371       (1,418,368)
     Accrued salaries and wages.................................            --         (204,750)
     Accrued incentives.........................................      (384,279)        (481,416)
     Accrued interest...........................................       261,703               --
     Other current liabilities..................................    (1,399,451)         735,985
     Other current assets.......................................      (563,036)         (45,358)
                                                                  ------------     ------------
          Net cash provided by operating activities.............     6,860,619        4,855,156
                                                                  ------------     ------------
Cash flows from investing activities:
  Purchase of property and equipment............................      (222,565)         (38,055)
  Purchase of common stock of GenDerm, net of cash acquired.....   (58,382,620)              --
  Payment of license agreement..................................      (627,750)        (616,667)
  Purchase of available-for-sale investments....................   (32,002,249)     (39,320,852)
  Sale of available-for-sale investments........................    40,714,373               --
  Maturity of available-for-sale investments....................    20,500,000               --
                                                                  ------------     ------------
          Net cash used in investing activities.................   (30,020,811)     (39,975,574)
                                                                  ------------     ------------
Cash flows from financing activities:
  Proceeds from the exercise of stock options...................       715,194        2,119,263
  Payments of notes payable.....................................        (5,245)          (5,245)
  Payment of other non-current liabilities......................       (23,239)         (15,489)
  Proceeds from common stock sale...............................            --       90,147,063
                                                                  ------------     ------------
          Net cash provided by financing activities.............       686,710       92,245,592
                                                                  ------------     ------------
Net increase (decrease) in cash and cash equivalents............   (22,473,482)      57,125,174
Cash and cash equivalents at beginning of period................    33,623,397        7,956,050
                                                                  ------------     ------------
Cash and cash equivalents at end of period......................  $ 11,149,915     $ 65,081,224
                                                                  ============     ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...................................................  $     11,138     $     16,468
     Taxes......................................................  $  1,154,557     $    365,948

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Medicis Pharmaceutical Corporation ("Medicis" or the "Company") is the leading independent pharmaceutical company in the United States focusing exclusively on the treatment of dermatological conditions. The Company offers prescription, over-the-counter ("OTC"), and cosmetic dermatology products emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions, and anti-puritic conditions, while also offering the leading OTC fade cream product line in the United States. The Company has built its business through successfully introducing prescription pharmaceuticals such as DYNACIN(R) and TRIAZ(R) products for the treatment of acne, as well as marketing OTC products such as the ESOTERICA(R) fade cream product line. In addition, Medicis has acquired the rights to LIDEX(R) and SYNALAR(R) corticosteroid product lines in the United States and Canada from Syntex USA, Inc. and the entire product line from GenDerm Corporation ("GenDerm"), including ZOSTRIX(R) topical analgesics and NOVACET(R) acne rosacea treatments. Medicis has also formed a new business unit, TxSYSTEMS by Medicis(TM), to market non-prescription cosmetic dermatology products for sale to dermatologists for administration and dispensing to patients in the United States.

     The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and the Company's Current Report on Form 8-K, and amendment thereto, relating to the Company's acquisition of the outstanding stock of GenDerm on December 3, 1997 (the "Form 8-K/A"). Certain immaterial amounts on the face of the balance sheet have been reclassified to conform with the current period's presentation.

2.  EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements and have been computed by using the weighted average number of shares. The impact of SFAS 128 on the calculation of earnings per share for previously reported quarters is not expected to be material.

                       MEDICIS PHARMACEUTICAL CORPORATION

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           DECEMBER 31,           DECEMBER 31,
                                                        ------------------     ------------------
                                                          1997      1996         1997      1996
                                                        --------   -------     --------   -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss)...................................  $(31,051)  $ 3,251     $(27,300)  $ 6,855
                                                        ---------  -------     ---------  -------
Denominator for basic earnings per common share.......    14,367    13,818       14,340    12,199
Effect of dilutive securities:
  Stock options.......................................       720       885          702       846
                                                        ---------  -------     ---------  -------
Denominator for diluted earnings per share............    15,087    14,703       15,042    13,045
                                                        =========  =======     =========  =======
Basic earnings (loss) per share.......................  $  (2.16)  $  0.24     $  (1.90)  $  0.56
                                                        =========  =======     =========  =======
Diluted earnings (loss) per common share..............  $  (2.06)  $  0.22     $  (1.81)  $  0.53
                                                        =========  =======     =========  =======

     Options to purchase 27,400 and 112,850 shares of Common Stock at prices ranging from $49.94 to $54.00 and $45.88 to $54.00 per share were outstanding for the three and six months ended December 31, 1997, respectively. These were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's Common Stock and, therefore, the effect would be anti-dilutive.

3.  ACQUISITION OF GENDERM CORPORATION

     On December 3, 1997, the Company acquired 100% of the common stock of GenDerm. The Company, using cash reserves, paid approximately $60.0 million; and the Company could pay an additional sum not to exceed $20.0 million if sales of GenDerm products (as defined in the acquisition agreement) are in excess of $31.0 million during calendar 1999 and certain other conditions are met. The acquisition included, among other things, intangible assets of approximately $31.4 million which the Company expects to amortize over a 25 year period. Additionally, the Company recorded a $35.4 million charge to operations as in-process research and development. Such amounts were determined by an independent valuation. Products acquired in the transaction include, among others, prescription brands NOVACET(R), a topical acne rosacea treatment, and ZONALON(R), a topical anti-itch medication, as well as the OTC brands ZOSTRIX(R), a topical analgesic; OCCLUSAL-HP, a topical wart treatment, PENTRAX(R) dandruff shampoo and SALAC(R) acne wash.

     The pro forma unaudited results of operations for the six months ended December 31, 1997 and December 31, 1996, assuming consummation of the purchase as of July 1, 1997 and July 1, 1996, respectively, are included in the table below. The combined operating results set forth below include the historical results of the Company and GenDerm. The adjustments made to the combined historical results consist principally of additional amortization of intangible assets associated with the acquisition, reduced interest income with respect to the amounts paid for GenDerm's common stock and the 1996 pro forma effect of the charge for in-process research and development.

                       MEDICIS PHARMACEUTICAL CORPORATION

                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                     (IN THOUSANDS, EXCEPT
                                                                        PER SHARE DATA)
    Net sales......................................................  $ 42,882     $ 33,351
    Net loss.......................................................  $(28,067)    $(30,750)
    Net loss per share:
      Basic........................................................  $  (1.96)    $  (2.52)
      Diluted......................................................  $  (1.87)    $  (2.36)

     The historical net sales of GenDerm, prior to its acquisition by Medicis, for the six month periods noted above are based upon GenDerm's sales practices which the Company believes may have included discounts and sales incentives to increase GenDerm's sales above historic consumption levels. Due to these selling practices, there can be no assurance that the Company will be able to attain similar sales levels of the GenDerm products incorporated in the pro forma results. The Company intends to fully integrate the acquired GenDerm products into its existing sales and marketing infrastructure and philosophy. Subsequent to the acquisition, the Company eliminated a substantial portion of the sales, marketing and general and administrative functions previously performed by GenDerm which represent a material portion of GenDerm's business. Such expenses have not been eliminated from the pro forma results presented herein. The Company believes that GenDerm's historical expenses do not represent the expected level of incremental expenses that will be incurred by the Company.

4.  CONTINGENCIES

     The Company and certain of its subsidiaries, from time to time, are parties to certain actions and proceedings incidental to their business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves or, in the opinion of management, after consultation with counsel, should not in the aggregate have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

5.  INVENTORIES

     Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in-first-out method. Inventories, net of reserves, at December 31, 1997, and June 30, 1997, consist of the following:

                                                             DECEMBER 31,      JUNE 30,
                                                                 1997            1997
                                                             ------------     ----------
        Raw materials......................................   $  845,870      $  557,520
        Finished goods.....................................    5,633,418       2,424,357
                                                              ----------      ----------
             Total inventories.............................   $6,479,288      $2,981,877
                                                              ==========      ==========

6.  INCOME TAXES

     Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes (recorded at an effective rate of 39% for the quarter and six month periods ended December 31, 1997 excluding in-process research and development which has no tax benefit) reflects management's estimation of the effective tax rate

                       MEDICIS PHARMACEUTICAL CORPORATION
expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on estimated tax expenses for the year.

     The income tax benefit recorded in the first quarter of fiscal 1997 is a result of management's reduction of the valuation allowance to an amount the Company believes appropriate. Accordingly, a credit to income tax benefit was reflected in the quarter ended September 30, 1996.

     At September 30, 1997, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $5.9 million increase to stockholders' equity with a corresponding $0.7 million reduction to taxes payable and a $5.2 million increase to deferred tax assets. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the intentions of the option holder. During the quarter ended December 31, 1997, the tax benefit associated with the exercise of such options was not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained herein, the Company's audited financial statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, and with the Company's Current Report on Form 8-K, and amendment thereto, relating to the Company's acquisition of the outstanding stock of GenDerm on December 3, 1997 (the "Form 8-K/A").

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

OVERVIEW

     Medicis was founded in 1987 to develop and market prescription and OTC products to treat dermatological conditions. Innovative Therapeutics, Inc. (the predecessor of the Company) was incorporated under the laws of the District of Columbia on July 1, 1987, subsequently changed its name to Medicis Corporation and was merged with and into Medicis Corporation, which was incorporated in July 29, 1988 under the laws of Delaware, pursuant to an Agreement of Merger dated July 29, 1988. Medicis Corporation subsequently changed its name to Medicis Pharmaceutical Corporation.

     Medicis is the leading independent pharmaceutical company in the United States focusing exclusively on the treatment of dermatological conditions. The Company offers prescription, OTC, and cosmetic dermatology products, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions, and anti-pruritic conditions, while also offering the leading OTC fade cream product line in the United States. The Company has built its business through successfully introducing prescription pharmaceuticals such as DYNACIN(R) and TRIAZ(R) products for the treatment of acne, as well as marketing OTC products such as the ESOTERICA(R) fade cream product line. In addition, Medicis has acquired the rights to LIDEX(R) and SYNALAR(R) corticosteroid product lines in the United States and Canada from Syntex and the entire product line from GenDerm, including ZOSTRIX(R)topical analgesics and NOVACET(R) acne rosacea treatments. Medicis has also formed a new business unit, TxSYSTEMS by Medicis(TM), to market non-prescription cosmetic dermatology products for sale directly to dermatologists in the United States for administration and dispensing to patients.

     Prescription pharmaceuticals accounted for 86.5%, 83.2% and 70.6% of net sales in the fiscal years ending June 30, 1997 ("fiscal 1997"), fiscal 1996 and 1995, respectively and for 80.5% and 83.8% in the fiscal quarter and six months ended December 31, 1997. Although DYNACIN(R) products accounted for a majority of the Company's total sales in fiscal 1997, 1996 and 1995, the Company believes it will no longer derive the majority of its net sales from DYNACIN(R) in the future. The Company believes that as a result of the GenDerm acquisition OTC products will account for a greater percentage of the Company's total sales in future quarters with minimal impact on the Company's gross profit margins.

     The Company derives a majority of its revenue from sales of DYNACIN(R), TRIAZ(R) and LIDEX(R) products and expects the newly acquired line of ZOSTRIX(R) products to also be a significant contributor to revenues (the "Key Products"). The Company believes that sales of the Key Products will constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products individually or collectively would have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescribing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims or other factors.

     The Company's results of operations may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals, expenditures and timing relating to acquisition and integration of businesses, changes in the prescribing practices of dermatologists, the introduction of new products by the Company or its competitors, cost increases from third-party manufacturers, manufacturing or supply interruptions, the availability and cost of raw materials, the mix of products sold by the Company, changes in marketing and sales expenditures, market acceptance of the Company's products, competitive pricing pressures, and general economic and industry conditions that affect customer demand, and the Company's level of research and development activities. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company's revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's operating expenses are relatively fixed in the short term. Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

     The Company's strategy for growth is substantially dependent upon its continued ability to acquire products targeted at the dermatology market. The Company engages in limited proprietary research and development of new products and must rely upon the willingness of other companies to sell or license product lines. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company to acquire such products. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, or at all. The failure of the Company to acquire additional products or successfully introduce new products could have a material adverse effect on the Company's business, financial condition and results of operations. Further, any new internally developed or acquired products may have different distribution channels and may face different pricing pressures and levels of competition than the Company's current products. Consequently, there can be no assurance that the Company will be able to compete favorably and attain market acceptance in any new product category or successfully integrate any acquired products or businesses. In addition, any such products may require the Company to significantly increase its sales force and incur commensurate expenses in anticipation of a new product introduction. Failure of the Company to successfully introduce and market new products, whether internally developed or acquired from third parties, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has recently experienced a period of significant expansion of its operations that has placed a significant strain upon its management system and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage an increasing number of employees. The Company's failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business strategy includes potential acquisitions of products and businesses and introductions of new products. The Company anticipates that the integration of additional new businesses or potential products, if any, would require significant expense and management time and attention. Failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Medicis' customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson Drug Company ("McKesson"), Bergen Brunswig Drug Company ("Bergen Brunswig"), Cardinal Health, Inc. ("Cardinal"), Bindley Western Drug Company and major drug chains. In fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for 20.6%, 16.3% and 10.9%, respectively, of the Company's sales. In fiscal 1996, McKesson, Bergen Brunswig and Cardinal accounted for 15.5%, 12.2% and 11.8%, respectively, of the Company's sales. The loss of, or deterioration in, any of these customer accounts would have a material adverse effect on the Company's business, financial condition and results and operations.

     To enable Medicis to focus on its core marketing and sales activities, the Company selectively out-sources certain non-sales and non-marketing functions, such as laboratory research, manufacturing and warehousing. As the Company expands its activities in these areas, additional financial resources are expected to be utilized. The Company typically does not enter into long-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, there can be no assurance that the Company will be able to obtain adequate supplies of its products in a timely fashion, on acceptable terms, or at all.

     The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net sales will fluctuate from period to period. Actual expenditures will depend on a variety of factors, including the Company's financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments and strategic marketing decisions. There can be no assurance that any product or technology under development will result in the successful introduction of any new product.

RECENT EVENTS

     In December 1997, the Company acquired 100% of the common stock of GenDerm for approximately $60.0 million and the Company could pay an additional sum not to exceed $20.0 million if sales of GenDerm products, as defined in the acquisition agreement, are in excess of $31.0 million during calendar 1999 and certain other conditions are met ("GenDerm Earnout Amount"). Products acquired in the transaction include, among others, the prescription brands NOVACET(R) and ZONALON(R), as well as the OTC brands ZOSTRIX(R), OCCLUSAL-HP, PENTRAX(R), and SALAC(R). Prior to the acquisition, the Company did not market any products in the topical acne rosacea treatment, anti-itch medication, analgesic or wart treatment markets, and the Company has no experience marketing such products. Successful integration of these products by the Company is important to maintaining growth of sales of these products. The historical net sales of GenDerm, prior to its acquisition by Medicis, are based upon GenDerm's sales practices which the Company believes may have included discounts and sales incentives to increase GenDerm's sales above historic consumption levels. Due to these selling practices, there can be no assurance that the Company can attain similar sales levels of the GenDerm products. There can be no assurance that the Company will be able to successfully integrate, market and sell the products acquired from GenDerm, or that such products will be accepted by the market at levels previously achieved by GenDerm, or sufficient to maintain growth. The failure of the Company to successfully integrate, market and sell these products would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the integration of the operations, functional and financial controls, and reporting systems of GenDerm with and into the operations of the Company has not yet been completed, and there can be no assurance that such integration will be accomplished successfully or without significant expense, delay or diversion of management resources.

     The acquisition involves a number of risks that could adversely affect the Company's operating results, including the assumption of liabilities and obligations of GenDerm, including the liabilities and obligations which may not have been adequately disclosed to the Company, the diversion of management's attention, the assimilation of the acquired operations into the Company's business and the valuation of acquired intangible assets. The agreement governing the terms of the acquisition limits the Company's remedies for any losses incurred by the Company in connection with the acquisition to the indemnification rights specifically provided to the Company under the agreement governing the acquisition. The indemnification rights are limited to a maximum of $11.0 million, subject to certain adjustments, together with the GenDerm Earnout Amount (and any interest thereon). Any claims for indemnification must be made prior to August 1, 2000 in accordance with the terms of the agreement governing the acquisition. There can be no assurance that the acquisition of GenDerm by the Company will not materially and adversely affect the Company or that such acquisition will enhance the Company's business.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 the Company's Quarterly Report on Form 10-Q for the six months ended December 31, 1997 and the Company's Form 8-K/A. The following table sets forth certain data as a percentage of net sales for the periods indicated.

                                                               THREE MONTHS         SIX MONTHS
                                                                  ENDED                ENDED
                                                               DECEMBER 31,        DECEMBER 31,
                                                             ----------------     ---------------
                                                              1997      1996      1997      1996
                                                             ------     -----     -----     -----
Net sales..................................................   100.0%    100.0%    100.0%    100.0%
Gross profit...............................................    82.3      73.5      82.0      73.3
In-process research and development........................   209.1        --     114.8        --
Operating expenses(1)......................................    45.6      46.5      45.8      48.6
Operating income (loss)....................................  (172.4)     27.0     (78.6)     24.7
Net interest income........................................     5.4      15.4       6.9       9.0
Income tax benefit (expense)...............................   (16.4)     (4.2)    (16.8)      9.8
                                                              -----     -----     -----     -----
Net income (loss)..........................................  (183.4)%    38.2%    (88.5)%    43.5%
                                                              =====     =====     =====     =====

(1) Excludes in-process research and development.

     Quarterly results may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals, expenditures and timing relating to acquisition and integration of businesses, changes in the prescribing practices of dermatologists, the introduction of new products by the Company or its competitors, cost increases from third-party manufacturers, manufacturing or supply interruptions, the availability and cost of raw materials, the mix of products sold by the Company, changes in marketing and sales expenditures, market acceptance of the Company's products, competitive pricing pressures, general economic and industry conditions that affect customer demand, and the Company's level of research and development activities. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company's revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's operating expenses are relatively fixed in the short term. Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

  Net Sales

     Net sales for the three months ended December 31, 1997 (the "second quarter of fiscal 1998") increased 99.0%, or $8.4 million, to $16.9 million from $8.5 million for the three months ended December 31, 1996 (the "second quarter of fiscal 1997"). The Company's net sales increased in the second quarter of fiscal 1998 primarily as a result of both unit and dollar sales growth of the Company's prescription products. The second quarter of fiscal 1998 included product sales from acquisitions in February 1997 of the LIDEX(R) and SYNALAR(R) brands and in December 1997 of the GenDerm brands (the "Acquired Brands"). The second quarter of fiscal 1997 did not include sales of the Acquired Brands. The Company's prescription products accounted for 80.5% of net sales in the second quarter of fiscal 1998 and 84.7% in the second quarter of fiscal 1997. The OTC and cosmetic products accounted for 19.5% of net sales in the second quarter of fiscal 1998 as compared to 15.3% of net sales in the second quarter of fiscal 1997. The Company believes that as a result of the GenDerm acquisition, OTC products will account for a greater percentage of the Company's total sales in future quarters with minimal impact on current gross profit margins.

  Gross Profit

     Gross profit in the second quarter of fiscal 1998 increased 122.6%, or $7.6 million, to $13.9 million from $6.3 million in the second quarter of fiscal 1997. As a percentage of net sales, gross profit increased 8.8 percentage points to 82.3% in the second quarter of fiscal 1998 from 73.5% in the second quarter of fiscal 1997, primarily attributable to sales associated with the Company's higher margin products, LIDEX(R), SYNALAR(R) and TRIAZ(R). The Company believes the incremental impact of the GenDerm products on the Company's gross profit margins as a percentage of net sales to be minimal.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the second quarter of fiscal 1998 increased 85.1%, or $2.8 million, to $6.2 million from $3.4 million in the second quarter of fiscal 1997, primarily due to the expenses associated with the promotion and administration of the Acquired Brands, the introduction of two new products through the Company's TxSYSTEMS by Medicis(TM) business unit, BETA-LIFTx(TM) and AFIRM(TM), in March 1997, and the sampling and advertising of the Company's existing products.

     Additionally, selling, general and administrative expenses increased due to an increase in variable compensation commensurate with increased sales volume, personnel costs attributable to the hiring of additional full-time equivalent employees, primarily in sales functions, and cost-of-living salary adjustments. Selling, general and administrative costs, as a percentage of sales, decreased
2.7 percentage points in the second quarter of fiscal 1998 relative to the second quarter of fiscal 1997.

  Research and Development Expenses

     Research and development expenses in the second quarter of fiscal 1998 increased 99.4%, or approximately $451,000, to approximately $904,000 from approximately $453,000 in the second quarter of fiscal 1997, primarily due to expansion of research and development activities of new projects and an increase in expenses associated with the clinical support of the Company's existing products.

  In-Process Research and Development

     The Company recorded a $35.4 million charge to operations as in-process research and development during the second quarter of fiscal 1998 as part of the allocated purchase price of GenDerm. The amount allocated to in-process research and development was based on an independent appraisal. No such amount was recorded in the second quarter of fiscal 1997.

  Depreciation and Amortization Expenses

     Depreciation and amortization expenses in the second quarter of fiscal 1998 increased 305.6%, or $458,000, to $608,000 from $150,000 in the second quarter of fiscal 1997. The increase is primarily due to amortization of the purchase price of the LIDEX(R) and SYNALAR(R) products acquired in February 1997, as well as amortization of the intangible assets associated with the Company's acquisition of GenDerm in December 1997.

  Operating Income

     Operating income in the second quarter of fiscal 1998 decreased 1,369.8%, or $31.5 million, to a net operating loss of $29.2 million from a net operating income of $2.3 million in the second quarter of fiscal 1997. This decrease is the result of the charge for in-process research and development to operating expenses relating to the Company's purchase of GenDerm in December 1997. Absent this special charge, operating income in the second quarter of fiscal 1998 increased 170.0%, or $3.9 million, to $6.2 million from $2.3 million in the second quarter of fiscal 1997 as a result of higher sales volume, coupled with an 8.8 percentage point increase in the Company's gross profit as a percentage of net sales and a decrease in selling, general and administrative expenses as a percentage of net sales.

  Interest

     Interest income in the second quarter of fiscal 1998 decreased to approximately $0.9 million from approximately $1.3 million in the second quarter of fiscal 1997, primarily due to lower cash equivalent and short-term investment balances in the second quarter of fiscal 1998 as a result of the Company's purchase of GenDerm Corporation in December 1997.

  Net Income

     Net income in the second quarter of fiscal 1998 decreased approximately 1,055.0%, or $34.3 million, to a net loss of $31.1 million from a net income of $3.2 million in the second quarter of fiscal 1997. This decrease is the result of the charge for in-process research and development to operating expenses relating to the Company's purchase of GenDerm in December 1997. Absent this special charge, net income in the second quarter of fiscal 1998 increased 33.8%, or $1.1 million, to $4.3 million from $3.2 million in the second quarter of fiscal 1997 as a result of an increase in sales volume, an increase in gross profit as a percentage of net sales, and a decrease in selling, general and administrative costs as a percentage of sales. Net income during the second quarter of fiscal 1998 was offset by $2.8 million related to income taxes compared to $0.4 in the second quarter of fiscal 1997.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996

  Net Sales

     Net sales for the six months ended December 31, 1997 (the "1998 six months") increased 95.5% or $15.0 million, to $30.8 million from $15.8 million for the six months ended December 31, 1996 (the "1997 six months") primarily as a result of an increase in unit and dollar sales of the Company's prescription products. The 1998 six months included product sales from acquisitions in February 1997 of the LIDEX(R) and SYNALAR(R) brands and in December 1997 of the GenDerm brands (the "Acquired Brands"). The 1997 six months did not include sales of the Acquired Brands. The Company's prescription products accounted for 83.8% of net sales in the 1998 six months as compared to 85.0% of net sales in the 1997 six months. The OTC and cosmetic products accounted for 16.2% of net sales in the 1998 six months as compared to 15.0% of net sales for the 1997 six months. The Company believes that as a result of the GenDerm acquisition, OTC products will account for a greater percentage of the Company's total sales in future quarters with minimal impact on current gross profit margins. The Company has in the past and anticipates it will in the future continue to invest a majority of its marketing funds in the Company's prescription products.

  Gross Profit

     Gross profit in the 1998 six months increased 118.6%, or $13.7 million, to $25.3 million from $11.6 million in the 1997 six months. As a percentage of net sales, gross profit increased 8.7 percentage points to 82.0% in the 1998 six months from 73.3% in the 1997 six months, primarily attributable to sales associated with the Company's higher margin products, LIDEX(R), SYNALAR(R) and TRIAZ(R). The Company believes the incremental impact of the GenDerm products on the Company's gross profit margins as a percentage of net sales to be minimal.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the 1998 six months increased 71.2%, or $4.8 million, to $11.6 million from $6.8 million in the 1997 six months. The increase is primarily due to an increase in selling, general and administrative expenses associated with promotion and administration of the Acquired Brands, the introduction of two new products through the Company's TxSYSTEMS(TM) by Medicis business unit, BETA-LIFTX(TM) and AFIRM(TM), launched in March 1997, and the sampling and advertising of the Company's existing products.

     Additionally, selling, general and administrative expenses increased due to variable compensation commensurate with increased sales volume, personnel costs attributable to an increase in full-time equivalent employees, and cost-of-living salary adjustments. Selling, general and administrative costs, as a percentage of net sales, have decreased 5.3 percentage points in the 1998 six months compared to the 1997 six months.

  Research and Development Expenses

     Research and development expenses in the 1998 six months increased 136.2% or $0.8 million to approximately $1.4 million, from $0.6 million in the 1997 six months primarily due to expansion of new product research and development activities and an increase in costs associated with the expanded clinical support of the Company's existing products.

  In-Process Research and Development

     The Company recorded a $35.4 million charge to operations as in-process research and development during the 1998 six months as part of the allocated purchase price of GenDerm. The amount allocated to in-process research and development was based on an independent appraisal. No such amount was recorded in the 1997 six months.

  Operating Income

     Operating income in the 1998 six months decreased 722.2%, or $28.1 million to a net operating loss of $24.2 million from net operating income of $3.9 million in the 1997 six months primarily as a result of the charge for in-process research and development to operating expenses relating to the Company's purchase of GenDerm in December 1997. Absent this special charge, operating income in the 1998 six months increased 186.8%, or $7.3 million, to $11.2 million from $3.9 million in the 1997 six months as a result of higher sales volume, coupled with an 8.7 percentage point increase in the Company's gross profit as a percentage of net sales and a decrease in selling, general and administrative expenses as a percentage of net sales.

  Interest

     Interest income in the 1998 six months increased 48.9%, or $0.7 million to $2.1 million from approximately $1.4 million in the 1997 six months, primarily due to higher cash and short-term investment balance in the 1998 six months generated from cash flow from operations and the public offering completed by the Company in October 1996, raising $95.7 million before related expenses or $90.1 million net of related expenses.

  Income Tax

     Income tax expense in the 1998 six months increased 435.8%, or $6.7 million to an expense of $5.2 million from a benefit of $1.5 million in the 1997 six months. The provision for income taxes recorded for the first quarter of fiscal 1998 reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before taxes for the year. The Company's tax provision is recorded at an effective tax rate of 39% for the 1998 six months. No income tax benefit is associated with the charge for in-process research and development. The income tax benefit recorded in the first quarter of fiscal 1997 ending September 30, 1996 is a result of management reducing the valuation allowance to an amount the Company believes appropriate. Accordingly, a credit to income tax benefit of $2.0 million was reflected in the first quarter of fiscal 1997.

  Net Income

     Net income in the 1998 six months decreased approximately 498.2%, or $34.2 million to a net loss of $27.3 million from a net income of $6.9 million in the 1997 six months. This decrease is the result of the charge for in-process research and development to operating expenses relating to the Company's purchase of GenDerm in December 1997. Absent this special charge, net income in the 1998 six months increased 18.2%, or $1.2 million, to $8.1 million from $6.9 million in the 1997 six months as a result of an increase in sales volume, an increase in gross profit as a percentage of net sales, a decrease in selling, general and administrative costs as a percentage of sales, offset by the recording of income taxes in the 1998 six months.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 and June 30, 1997, the Company had cash equivalents and short-term investments of approximately $33.6 million and $85.1 million, respectively. The Company's working capital was $51.4 million and $94.8 million at December 31, 1997 and June 30, 1997, respectively. The decrease in working capital is primarily attributable to a decrease in cash equivalents and short-term investments used to purchase 100% of the outstanding common stock of GenDerm in December 1997.

     At December 31, 1997 and June 30, 1997, the Company had inventories of $6.5 million and $3.0 million, respectively. The increase in the Company's inventory balances is primarily related to the inventories acquired in the GenDerm acquisition. Historically, GenDerm held a greater level of inventory balances than the Company traditionally maintains.

     At December 31, 1997 and June 30, 1997, the Company had current liability balances of $16.2 million and $8.7 million, respectively. The increase is due primarily to the assumption of the GenDerm liabilities.

     In the 1998 six months, the Company decreased its cash position primarily through the acquisition of GenDerm for which the Company paid approximately $60.0 million in cash, offset by $6.9 million cash provided by operations. In fiscal 1997, the Company increased its cash position through a public offering of its common stock yielding $95.7 million before related expenses, through $13.8 million in cash generated by operations and $3.5 million generated from the exercise of stock options. In fiscal 1997, the Company paid $28.0 million for the purchase of the LIDEX(R) and SYNALAR(R) products.

     In November 1996, the Company increased its credit facility obtained in May 1996 with Norwest Bank Arizona, N.A. ("Norwest") from $5.0 million to $25.0 million (the "Credit Facility"). Due to the timing of the Credit Facility increase, $5.0 of the Credit Facility expires in February 1998 and $20.0 million of the Credit Facility expires in November 1998. The Credit Facility is secured by principal assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition and results of operations. Although the Company has yet to draw down on the Credit Facility, the lack of availability of loans, the requirement to make early repayment of loans or the inability of the Company to renew the Credit Facility could have a material adverse effect on the Company, depending on its liquidity and working capital at such time.

     In February 1997, the Company acquired the intellectual property rights, know-how, and all finished goods inventory specifically associated with Syntex's topical corticosteroid dermatology products ("the

Purchased Products") in the United States and Canada from Syntex and its parent company, F. Hoffman-La Roche, Ltd. The Company, using cash reserves, paid $28.0 million, and will pay an additional $3.0 million in $1.0 million installments on the anniversary of the purchase for each over the next three years if certain market conditions are met. Medicis acquired The Purchased Products include the prescription topical steroid brands LIDEX(R) and SYNALAR(R). Prior to the acquisition, the Company did not market any products in this category of dermatological care.

     In June 1997, the Company entered into a product development and distribution agreement with an unrelated third party whereby the Company will pay certain costs with respect to certain product approvals estimated to be approximately $1.0 million.

     The Company may need to raise additional funds to acquire or license additional formulations, technologies, products or businesses, to expand its sales force, to support the marketing and sales of additional products, and possibly to expand its facilities to accommodate an expanded sales force or to expand manufacturing capabilities and capacity. The Company may seek additional funding through public and private financings, including equity financings. Adequate funds for these purposes, whether through the financial markets or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may cause the Company to delay, scale back, or abandon some or all of its acquisition and licensing programs or marketing and manufacturing opportunities.

     In accordance with various manufacturing agreements, the Company is required to provide manufacturers with pro forma estimated production requirements by product and in accordance with minimum production runs. From time to time, the Company may not take possession of all merchandise which has been produced by the manufacturer. However, the Company records its obligation to the manufacturer at the time production is completed.

     Inflation did not have a significant impact upon the results of the Company during the 1998 six months, fiscal 1997, 1996 or 1995.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company and certain of its subsidiaries are parties to actions and proceedings incident to their business, including certain litigation assumed in connection with the GenDerm acquisition. The Company believes liability in the event of final adverse determinations in any of these matters is either covered by the indemnification provided to the Company under the GenDerm acquisition agreement, insurance and/or established reserves, or will not, in the aggregate, have a material adverse effect on the business, financial position or results of operations of the Company. There can be no assurance that an adverse determination on any action or proceeding will not have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 21, 1997, the Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting"). The holders of 12,845,276 shares of Class A Common Stock and 252,677 shares Class B Common

Stock were present in person or represented by proxy at the meeting. At the Annual Meeting the Company's stockholders approved the following:

     (1) Election of Directors

          The stockholders elected the following persons to serve as directors of the Company for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

                                                                         NUMBER OF
                                                                      VOTES FOR WHICH
                                                        NUMBER OF     PROXY WITHHELD
                                                        VOTES FOR        AUTHORITY
                                                       -----------    ---------------
            Arthur G. Altschul, Jr. .................   15,365,035         7,011
            Philip S. Schein, M.D. ..................   15,365,035         7,011

     (2) Appointment of Auditors

          The stockholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 1998. Votes were cast as follows:

NUMBER OF        NUMBER OF          NUMBER OF
VOTES FOR      VOTES AGAINST     VOTES ABSTAINING
----------     -------------     ----------------
12,497,172      317,657            2,557,217

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (See Note 7 to the Notes to the Condensed Consolidated Financial Statements incorporated herein for computation of Per Common Share Results.)

(b) Reports on Form 8-K

     During the second quarter of fiscal 1998, the Company filed the following report on Form 8-K:

     Current report on Form 8-K dated December 15, 1997 reporting the Company's acquisition of 100% of the common stock of GenDerm Corporation of Lincolnshire, Illinois.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDICIS PHARMACEUTICAL CORPORATION

Date: 1/11/98       By: /s/ JONAH SHACKNAI
                        -------------------------------------------
                        Jonah Shacknai
                        Chairman and Chief Executive Officer

Date: 1/11/98       By: /s/ MARK A. PRYGOCKI SR.
                        -------------------------------------------
                        Mark A. Prygocki, Sr.
                        Chief Financial Officer,
                        Secretary and Treasurer