Form 10-Q
period 1998-03-31
MEDICIS PHARMACEUTICAL CORP
filed 1998-05-13
CIK 859368

05/12/98  6:46 AM            1

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

[x]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     or the transition period from ------------- to -------------

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

                           YES  X   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at May 4, 1998
-----------------------------------       ------------------------
Class A Common Stock $.014 Par Value            18,468,591
Class B Common Stock $.014 Par Value               281,974

               MEDICIS PHARMACEUTICAL CORPORATION

                        Table of Contents

PART I.FINANCIAL INFORMATION                                            Page

       Item 1--  Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   March 31, 1998, and June 30, 1997                    3

                   Condensed Consolidated Statements of
                   Operations for the Three Months and Nine Months
                   Ended  March 31, 1998 and  1997                      5

                   Condensed Consolidated Statements of Cash
                   Flows for the Nine Months Ended
                   March  31, 1998 and  1997                            6

                   Notes to the Condensed Consolidated
                   Financial  Statements                                7

       Item 2 -- Management's  Discussion  and  Analysis   of
                   Financial Condition and Results of Operations       10



PART II.   OTHER INFORMATION

        Item  1 -- Legal Proceedings                                    23
        Item 6 --  Exhibits and Reports on Form  8-K                    23



SIGNATURES                                                              24


Part I.  Financial Information

Item 1.  Financial Statements


               MEDICIS PHARMACEUTICAL CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                       March 31, 1998  June 30, 1997
                                       --------------  -------------
Assets
 Current assets:
  Cash and cash equivalents            $172,791,663     $ 33,623,397
  Short-term investments                 60,051,875       51,508,611
  Accounts receivable, net               16,450,999        6,352,840
  Inventories, net                        8,098,854        2,981,877
  Deferred tax assets                     7,332,972        6,257,000
  Other current assets                    4,292,213        2,818,505
                                       ------------     ------------
   Total current assets                 269,018,576      103,542,230
                                       ------------     ------------

 Property and equipment:
  Furniture and equipment                 1,207,569          755,905
  Leasehold improvements                    376,449          170,000
  Less accumulated depreciation             375,905          213,764
                                       ------------     ------------
   Net property and equipment             1,208,113          712,141
                                       ------------     ------------
 Intangible assets:
  Intangible assets related to
    acquisitions                         70,779,520       36,999,644
  Other intangible assets                 4,792,514        1,608,762
  Less accumulated amortization           5,177,845        3,325,621
                                       ------------      -----------
   Net intangible assets                 70,394,189       35,282,785
                                       ------------      -----------
 Other non-current assets                   602,907        1,000,000
                                       ------------      -----------
                                       $341,223,785     $140,537,156
                                       ============     ============

The accompanying notes are an integral part of this statement.

               MEDICIS PHARMACEUTICAL CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                          March 31, 1998      June 30, 1997
                                          --------------      -------------
Liabilities
 Current liabilities:
  Accounts payable                         $  6,345,940       $   4,128,370
  Notes payable                                   5,415               5,245
  Accrued incentives                          1,513,667           1,671,103
  Accrued royalties                             783,362             712,432
  Accrued contract costs                          --                600,000
  Other accrued liabilities                   5,387,320           1,622,093
                                           ------------        ------------
   Total current liabilities                 14,035,704           8,739,243
                                           ------------        ------------

 Long-term liabilities:
  Notes payable                                 105,920             111,335
  Other non-current liabilities                 159,120             121,761
  Deferred tax liabilities                   11,046,000                --

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.01 par value
   5,000,000 shares authorized;
   no shares issued                               --                   --
 Class A common stock, $0.014
   par value, shares authorized:
   50,000,000; 18,458,007 and
   13,978,714 issued and outstanding
   at March 31, 1998 and at June 30,
   1997, respectively                           258,412             195,702
 Class B common stock, $0.014 par
  value, 1,000,000 shares authorized;
  281,974 issued and outstanding at
  March 31, 1998 and at June 30, 1997             3,948               3,948
 Additional paid-in capital                 344,022,950         138,973,208
 Accumulated deficit                        (28,408,269)         (7,608,041)
                                           -------------       ------------
  Total stockholders' equity                315,877,041         131,564,817
                                           -------------       ------------
                                           $341,223,785        $140,537,156
                                           =============       =============


The accompanying notes are an integral part of this statement.

               MEDICIS PHARMACEUTICAL CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended          Nine Months Ended
                                              March 31,                   March 31,
                                         ---------------------       -----------------------
                                          1998          1997           1998          1997
                                         -------      --------       ---------     ---------
Net sales                               $22,526,851    $10,976,107   $53,365,759    $26,752,138
                                        -----------    -----------   -----------    -----------

Operating costs and expenses:
 Cost of product revenue                  3,991,792      2,477,062      9,541,034     6,684,535
 Selling, general and administrative      8,069,996      4,435,926     19,648,557    11,199,278
 Research and development                   874,483        360,166      2,337,139       972,998
 In-process research and development           --            --        35,400,000          --
 Depreciation and amortization              926,857        248,619      2,018,564       546,846
                                         ----------     ----------     ----------    ----------
   Operating costs and expenses          13,863,128      7,521,773     68,945,294    19,403,657
                                         ----------     ----------     ----------    ----------
Operating income (loss)                   8,663,723      3,454,334    (15,579,535)    7,348,481

Interest income                           1,898,225      1,242,190      4,025,190     2,677,090
Interest expense                             (3,313)        (2,844)       (18,202)      (19,312)
Income tax benefit (expense), net        (4,124,444)      (356,729)    (9,296,217)     1,185,873
                                         -----------      ---------    -----------    ----------
Net income (loss)                       $ 6,434,191     $ 4,336,951  $(20,868,764)   $11,192,132
                                         ===========      =========    ===========    ==========

Basic net income (loss) per
 common share                           $      0.38     $      0.31   $     (1.38)   $      0.87
                                         ===========      =========     ==========    ==========
Diluted net income (loss)
 per common share                       $      0.37     $      0.29    $    (1.38)   $      0.82
                                         ===========      ==========    ==========    ==========
Shares used in computing
 basic net income (loss) per share       16,883,296      14,158,770     15,175,547    12,842,949
                                         ==========      ==========    ===========    ==========
Shares used in computing
 diluted net income (loss) per share     17,553,701      14,943,698     15,175,547    13,641,818
                                         ==========      ==========     ==========    ==========

               MEDICIS PHARMACEUTICAL CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                    March 31,
                                                             -------------------------
                                                                1998           1997
                                                             ----------     -----------
Net income (loss)                                            $(20,868,764)   $ 11,192,132
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  In-process research and development                          35,400,000           --
  Depreciation and amortization                                 2,018,564         546,846
  Provision for doubtful accounts                                 750,000         255,000
  Deferred income tax expense (benefit)                         9,714,000      (2,000,000)
  Other non-cash expenses                                          56,500          58,500
  Accretion of discount of available-for-sale investments        (171,727)       (259,677)
  Gain on sale of available-for-sale investments                  (23,863)          --
  Change in operating assets and liabilities
   net of those acquired):
   Inventories                                                 (3,353,830)       (122,404)
   Accounts receivable                                         (9,093,939)     (3,770,841)
   Accounts payable                                               884,989         975,763
   Accrued salaries and wages                                        --          (204,750)
   Accrued incentives                                            (157,436)       (481,462)
   Accrued interest                                               (17,026)          --
   Other current liabilities                                   (5,880,795)        278,746
   Other current assets                                          (827,885)     (1,057,980)
                                                               -----------     ----------
   Net cash provided by operating activities                    8,428,788       5,409,873
                                                               -----------     -----------
Cash flows from investing activities:
 Purchase of property and equipment                              (612,312)       (117,086)
 Proceeds from sale of license agreement                        3,000,000           --
 Purchase of common stock of GenDerm, net of cash acquired    (57,982,386)          --
 Payment for intangible assets                                 (1,010,000)    (28,239,512)
 Payment of license agreement                                  (3,783,752)          --
 Decrease (increase) in other assets                              500,000       (1,500,000)
 Purchase of available-for-sale investments                   (80,800,841)     (56,270,461)
 Sale of available-for-sale investments                        49,021,703        7,185,861
 Maturity of available-for-sale investments                    23,500,000           --
                                                              -----------      -----------
   Net cash used in investing activities                      (68,167,588)     (78,941,198)
                                                              -----------      -----------
Cash flows from financing activities:
 Proceeds from the exercise of stock options                      803,520        3,308,843
 Payments of notes payable                                         (5,245)          (4,478)
 Increase (decrease) in other non-current liabilities              37,359          (23,909)
 Proceeds from common stock sale, net                         198,071,432       90,118,210
                                                              -----------      -----------

   Net cash provided by financing activities                  198,907,066       93,398,666
                                                              -----------      -----------
Net increase in cash and cash equivalents                     139,168,266       19,867,341
Cash and cash equivalents at beginning of period               33,623,397        7,956,050
                                                              -----------      -----------
Cash and cash equivalents at end of period                   $172,791,663      $27,823,391
                                                              ===========      ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                   $     14,451        $  19,312
  Taxes                                                      $  1,595,824        $ 759,364

 The accompanying notes are an integral part of this statement.

               MEDICIS PHARMACEUTICAL CORPORATION

    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Medicis Pharmaceutical Corporation ("Medicis" or the
     "Company") is the leading independent pharmaceutical company in the United States focusing exclusively on the treatment of dermatological conditions. The Company offers prescription, over-the-counter ("OTC"), and cosmetic dermatology products emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related, and pruritic conditions and psoriatic conditions, while also offering the leading OTC fade cream product line in the United States. The Company has built its business through successfully introducing prescription pharmaceuticals such as DYNACIN(R) and TRIAZ(R) products for the treatment of acne, LUSTRA(TM), for the treatment of dyschromia and other discolorations of the skin as well as the acquisition of the ESOTERICA(R) fade cream product line. In addition, Medicis has acquired the rights to LIDEX(R) and SYNALAR(R) corticosteriod product lines from Syntex USA, Inc. and the entire product line from GenDerm Corporation ("GenDerm"), including ZOSTRIX(R) topical analgesics and NOVACET(R) acne rosacea treatments.

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

The following table sets forth all computation of basic and diluted earnings per share:

                                              Three Months Ended        Nine Months Ended
                                                   March 31,                March 31,
                                              ------------------        ------------------
                                              1998         1997         1998         1997
                                              -------     ------        -------    -------
                                                  (in thousands, except per share data)
   Numerator:
    Net income (loss)                         $ 6,434     $ 4,337       $ (20,869)   $11,192
                                              -------     -------       ---------    -------

   Denominator for basic earnings
     per common share                          16,883      14,159          15,176     12,843

   Effect of dilutive securities:
     Stock options                                671         785              --       1,007
                                              --------    -------         --------    -------
   Denominator for diluted
     earnings per share                        17,554      14,944          15,176      13,850
                                              ========    =======         =========    =======
   Basic net income (loss) per
     per common share                         $  0.38     $  0.31         $ (1.38)     $ 0.87
                                              ========    ========        ========     =======
   Diluted net income (loss)
     per common share                         $  0.37     $  0.29         $ (1.38)     $ 0.81
                                              ========    ========        ========     =======

     Options to purchase 135,050 and 122,050 shares of common stock at prices ranging from $45.44 to $54.00 and $45.50 to $54.00 per share were outstanding for the three and nine months ended March 31, 1998, respectively. These were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common stock and, therefore, the effect would be anti-dilutive.

     Common stock equivalent shares for the computation of nine months diluted net loss per share were excluded as such additional shares are anti-dilutive. For the 1998 nine months, absent the special charge for in-process research and development, basic and diluted net income per common share would have been $0.96 and $0.92 respectively. The computation for the nine months diluted net income per common share of $0.92 includes an additional 694,000 common stock equivalent shares in the denominator for dilutive earnings per share.

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

4.   INVENTORIES

     Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in-first-out method. Inventories, net of reserves, at March 31, 1998, and June 30, 1997, consist of the following:

                                           March 31, 1998       June 30, 1997
                                           --------------       -------------
          Raw materials                    $1,113,321            $  557,520
          Finished goods                    6,985,533             2,424,357
                                           --------------        ------------
           Total inventories               $8,098,854            $2,981,877
                                           ==============        ============


5.   INCOME TAXES

     Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes (recorded at an effective rate of 39% for the quarter and nine month periods ended March 31, 1998 excluding in-process research and development which has no tax effect) reflects management's estimation of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on estimated tax expenses for the year.

     The income tax benefit recorded in the 1997 nine months is a result of management's reduction of the valuation allowance to an amount the Company believes appropriate.
     Accordingly, a credit to income tax benefit was reflected in the 1997 nine months.

     At September 30, 1997, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $5.9 million increase to stockholders' equity with a corresponding $0.7 million reduction to taxes payable and a $5.2 million increase to deferred tax assets. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the intentions of the option holder. During the quarter ended March 31, 1998, the tax benefit associated with the exercise of such options was approximately $0.3 million.

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

     Medicis is the leading independent pharmaceutical company in the United States focusing exclusively on the treatment of dermatological conditions. The Company offers prescription, OTC, and cosmetic dermatology products, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions, and anti-pruritic conditions, while also offering the leading OTC fade cream product line in the United States. The Company has built its business through successfully introducing prescription pharmaceuticals such as DYNACIN(R) and TRIAZ(R) products for the treatment of acne, LUSTRA(TM) for dyschromia and other discolorations of the skin, as well as marketing OTC products such as the ESOTERICA(R) fade cream product line. In addition, Medicis has acquired rights to LIDEX(R) and SYNALAR(R) corticosteroid product lines in the United States and Canada from Syntex and the entire product line from GenDerm, including ZOSTRIX(R) topical analgesics and NOVACET(R) acne rosacea treatments.

     Prescription pharmaceuticals accounted for 86.5%, 83.2% and 70.6% of net sales in the fiscal years ending June 30, 1997 ("fiscal 1997"), fiscal 1996 and 1995, respectively and for 67.7% and 77.0% in the third quarter and nine months ended March 31, 1998. Although DYNACIN(R) products accounted for a majority of the Company's total sales in fiscal 1997, 1996 and 1995, the Company believes it will no longer derive the majority of its net sales from DYNACIN(R) in the future. As a result of the GenDerm acquisition, OTC products will account for a greater percentage of the Company's total sales with minimal impact on the Company's gross profit margins.

     The Company derives a majority of its revenue from sales of DYNACIN(R), LIDEX(R) and TRIAZ(R) products and the newly acquired line of ZOSTRIX(R) products (the "Key Products"). The Company believes that sales of the Key Products will constitute the majority of net sales for the foreseeable future.
     Accordingly, any factor adversely affecting the sale of the Key Products individually or collectively would have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Key
     Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of Key Products could also be affected adversely by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescribing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims or other factors.

     The Company's results of operations may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals, expenditures and timing relating to acquisition and integration of businesses, changes in prescribing practices of dermatologists, the introduction of new products by the Company or its competitors, cost increases from third-party manufacturers, supply interruptions, the availability and cost of raw materials, the mix of products sold by the Company, changes in marketing and sales expenditures, market acceptance of the Company's products, competitive pricing pressures, and general economic and industry conditions that affect customer demand, and the Company's level of research and development activities. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company's revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost.
     The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's expenses are relatively fixed in the short term.
     Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

     The Company's strategy for growth is substantially dependent upon its continued ability to acquire products targeted at the dermatology market. The Company engages in limited proprietary research and development of new products and must rely upon the willingness of other companies to sell or license product lines or technologies. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company to acquire such products. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, or at all. The failure of the Company to acquire additional products or successfully introduce new products could have a material adverse effect on the Company's business, financial condition and results of operations. Further, any new internally developed or acquired products may have different distribution channels, pricing resources and levels and competition than the Company's current products. Consequently, there can be no assurance that the Company will be able to compete favorably and attain market acceptance in any new product category or successfully integrate any acquired products or businesses. In addition, any such products may require the Company to significantly increase its sales force and incur commensurate expense levels in anticipation of a new product introduction. Failure of the Company to successfully introduce and market new products, whether internally developed or acquired from third parties, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has recently experienced a period of significant expansion of its operations that has placed a significant strain upon its management system and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage an increasing number of employees. The Company's failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's business strategy includes potential acquisitions of products and businesses and introductions of new products. The Company anticipates that the integration of additional new businesses or potential products, if any, would require significant expense and management time and attention. Failure to manage such change effectively would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Medicis' customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson Drug Company ("McKesson"), Bergen Brunswig Drug Company ("Bergen Brunswig"), Cardinal Health, Inc. ("Cardinal), and major drug chains. In the fiscal year ended June 30, 1997, McKesson, Cardinal and Bergen Brunswig accounted for 20.6%, 16.3% and 10.9%, respectively, of the Company's sales. In the fiscal year ended June 30, 1996, McKesson, Bergen Brunswig and Cardinal accounted for 15.5%, 12.2% and 11.8%, respectively, of the Company's sales. The loss of, or deterioration in, any of these customer accounts could have a material adverse effect upon the Company's business, financial condition or results and operations.

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

     The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs associated with modifying and testing its systems for the Year 2000. Although the Company is not yet able to estimate its incremental cost for Year 2000 issues, based on its preliminary review to date, the Company does not believe Year 2000 issues will have a material adverse effect on the Company's business, financial condition or results of operations. The Company will also work with third parties to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interfere with the Company's system, or otherwise impact its operations. The assessment and necessary modifications for the Year 2000 issue is estimated to be completed in early 1999.

     Recent Events

     In December 1997, the Company acquired 100% of the common stock of GenDerm for approximately $60.0 million and the Company could pay an additional sum not to exceed $20.0 million if sales of GenDerm products, as defined in the acquisition agreement, are in excess of $31.0 million during calendar 1999 and certain other conditions are met ("GenDerm

     Earnout Amount"). Products acquired in the transaction include, among others, the prescription brands NOVACET(R) and ZONALON(R), as well as the OTC brands ZOSTRIX(R), OCCLUSAL(R)-HP, PENTRAX(R), and SALAC(R). Prior to the acquisition, the Company did not market any products in the topical acne rosacea treatment, anti-itch medication, analgesic or wart treatment markets, and the Company has no experience marketing such products. Successful integration of these products by the Company is important to maintaining growth of sales of these products. The historical net sales of GenDerm, prior to its acquisition by Medicis, are based upon GenDerm's sales practices which the Company believes may have included discounts and sales incentives to increase GenDerm's sales above historic consumption levels. Due to these selling practices, there can be no assurance that the Company can attain similar sales levels of the GenDerm products.

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

     In February 1998, the Company completed a public offering for 4,000,000 primary shares of the Company's Class A Common Stock at a price of $48.25 per share. The underwriters also exercised the over allotment option of 340,000 primary shares at a price of $48.25 per share. Gross proceeds from the offering before related expenses totaled $209,405,000.
     The Company intends to use some of the proceeds of this offering for the licensing and acquisition of formulations, technologies, products or businesses that would complement or expand the Company's business and for marketing expenses associated with new product introductions. The Company intends to use the balance of the net proceeds of this offering for the expansion of its marketing and sales capabilities, to continue research and development of its pharmaceutical products and for other general corporate purposes. The Company can give no assurance that its research and development will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval is necessary. In the normal course of business, the Company evaluates the licensing or acquisition of formulations, technologies, products or businesses that could complement or expand the Company's business operations, and the Company has in place several license agreements pertaining to potential new products currently under evalution and development.

     Other than these existing license agreements, the Company has no present agreements to acquire formulations, technologies, products or businesses. There can be no assurance that any future licensing or acquisition of formulations, technologies, products or businesses will be completed or, if completed, that the Company will realize the same level of historical sales achieved by a licensor or a seller or that such transaction will prove successful for the Company.

     While the Company presently intends to use the proceeds of this offering as described in this section, the management of the Company has broad discretion to determine the application and allocation of the net proceeds of this offering in order to address circumstances and opportunities. As a result, the success of the Company will be affected by the discretion and judgment of the management of the Company with respect to the application and allocation of the net proceeds of this offering. Pending use of such proceeds, the net proceeds of this offering will be invested by the Company in short-term, interest-bearing, investment-grade marketable securities.

     Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and the Company's Quarterly Report on Form 10-Q for the nine months ended March 31, 1998 and the Company's Form 8-K/A. The following table sets forth certain data as a percentage of net sales for the periods indicated.

                                      Three Months Ended       Nine Months Ended
                                           March 31,                March 31,
                                    -----------------------    ---------------------
                                    1998      1997     1996    1998     1997    1996
                                   ------    -----    -----    -----    -----  -----
    Net sales                      100.0%   100.0%   100.0%    100.0%   100.0%  100.0%
    Gross profit                    82.3     77.4     71.8      82.1     75.0    71.9
    In-process research and
      development                    --       --       --       66.3      --       --
    Operating expenses(1)           43.8     45.9     47.0      45.0     47.5    50.5
    Operating income (loss)         38.5     31.5     24.8     (29.2)    27.5    21.4
    Net interest income (expense)    8.4     11.3      0.4       7.5      9.9     0.1
    Income tax benefit (expense)   (18.3)    (3.3)   ( 0.1)    (17.4)     4.4    (0.4)
                                   ------   ------   ------    ------   ------  ------
    Net income (loss)               28.6%    39.5%    25.1%    (39.1)%   41.8%   21.1%
                                   ======   ======   ======    =======  ======   =====

         (1) Excludes in-process research and development.


     Three Months Ended March 31, 1998 Compared to the Three
     Months Ended March 31, 1997

     Net Sales

     Net sales for the three months ended March 31, 1998 (the
     "third quarter of fiscal 1998") increased 105.2%, or $11.6 million, to $22.5 million from $11.0 million for the three months ended March 31, 1997 (the "third quarter of fiscal 1997").

     The Company's net sales increased in the third quarter of fiscal 1998 primarily as a result of the GenDerm products which were acquired in December 1997.  The third quarter of fiscal 1997
     did not include sales of the GenDerm brands.   The Company's
     net sales also increased as a result of both unit and dollar sales growth of the Company's prescription products which includes sales associated with LUSTRA(TM), an internally developed, prescription product for the treatment of dyschromia and discolorations of the skin, which was introduced by the Company in the third quarter of fiscal
     1998. The Company's prescription products accounted for 67.6% of net sales in the third quarter of fiscal 1998 and 87.9% in the third quarter of fiscal 1997. The OTC and doctor dispensed products accounted for 32.4% of net sales in the third quarter of fiscal 1998 and 12.1% in the third quarter of fiscal 1997. The impact of the GenDerm acquisition in December 1997 has increased the OTC contribution as a percentage of total sales of the Company with minimal impact on current gross profit margins.

     Gross Profit

     Gross profit in the third quarter of fiscal 1998 increased 118.1%, or $10.0 million, to $18.5 million from $8.5 million in the third quarter of fiscal 1997. As a percentage of net sales, gross profit increased 4.9 percentage points to 82.3% in the third quarter of fiscal 1998 from 77.4% in the third quarter of fiscal 1997, primarily as a result of increased sales in the Company's higher margin products, LIDEX(R), SYNALAR(R), and TRIAZ(R). The impact of the GenDerm brands on corporate gross profit margins as a percentage of net sales has been minimal.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the third quarter of fiscal 1998 increased 81.6%, or $3.7 million, to $8.1 million from $4.4 million in the third quarter of fiscal 1997, primarily due to expenses associated with the promoting and administration of the Company's existing products, the sampling and advertising associated with the GenDerm brands and the introduction of LUSTRA(TM) which was introduced in the third quarter of fiscal 1998.

     Additionally, selling, general and administrative costs also increased due an increase in variable costs commensurate with increased sales volume, personnel costs attributable to the hiring of additional full-time equivalent employees, primarily in sales functions, and cost-of-living salary adjustments. Selling, general and administrative costs, as a percentage of sales, decreased 4.6% in the third quarter of fiscal 1998 relative to the third quarter of fiscal 1997.

     Research and Development Expenses

     Research and development expenses in the third quarter of fiscal 1998 increased 142.8%, or approximately $514,000, to approximately $874,000 from approximately $360,000 in the third quarter of fiscal 1997, primarily due to expansion of research and development activities of new projects and an increase in expenses associated with the clinical support of the Company's existing products.

     Depreciation and Amortization Expenses

     Depreciation and amortization expenses in the third quarter of fiscal 1998 increased 272.8%, or $678,000, to $927,000 from $249,000 in the third quarter of fiscal 1997. The increase is primarily due to amortization of the intangible assets associated with the Company's acquisition of GenDerm Corporation in December 1997 as well as amortization of the purchase price of the LIDEX(R) and SYNALAR(R) products acquired in February 1997.

     Operating Income

     Operating income in the third quarter of fiscal 1998 increased 150.8%, or $5.2 million, to $8.7 million from $3.5 million in the third quarter of fiscal 1997. This represents a 7.0 percentage point increase over the third quarter of fiscal 1997. This increase is the result of higher sales volume, coupled with an 4.9% increase in the Company's gross profit as a percentage of net sales and a 4.7% decrease in selling, general and administrative cost as a percentage of sales offset by an increase in research and development expenses as a percentage of net sales.

     Interest Income (Expense)

     Interest income in the third quarter of fiscal 1998 increased to $1.9 million from approximately $1.2 million in the third quarter of fiscal 1997, primarily due to higher cash and short-term investment balance in the third quarter of fiscal 1998. The higher cash and short-term investment balance is attributable to the Company's public offering in February 1998, which raised approximately $209.4 million before related expenses.

     Income Tax Benefit (Expense)

     Income tax expense in the third quarter of fiscal 1998 increased $3.8 million to $4.1 million from $.3 million in the third quarter of fiscal 1997. The provision for income taxes recorded for the third quarter of fiscal 1998 reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based on forecasts of income before taxes for the year. The Company's tax provision is recorded at an effective tax rate of 39% for the third quarter of fiscal 1998. The Company's tax provision for the third quarter of fiscal 1997 was recorded at 8%.

     Net Income

     Net income in the third quarter of fiscal 1998 increased approximately 48.4%, or $2.1 million to $6.4 million from $4.3 million in net income in the third quarter of fiscal 1997. The increase is a result of an increase in sales volume, an increase in gross profit as a percentage of net sales, and a decrease in selling, general and administrative costs as a percentage of sales.


     Nine Months Ended March 31, 1998 Compared to the Nine Months
     Ended March 31, 1997

     Net Sales

     Net sales for the nine months ended March 31, 1998 (the
     "1998 nine months") increased 99.5% or $26.6 million, to $53.4 million from $26.8 million for the nine months ended
     March 31, 1997 (the "1997 nine months"), primarily as a result of an increase in unit and dollar sales of the Company's prescription products. The 1998 nine months includes product sales from acquisitions in February 1997 of the LIDEX(R) and SYNALAR(R) brands and in December 1997 of the GenDerm brands. The 1997 nine months did not include sales of the GenDerm brands and includes approximately one month of LIDEX(R) and SYNALAR(R). The Company's prescription products accounted for 77.0% of net sales in the 1998 nine months as compared to 86.2% of net sales in the 1997 nine months. The
     OTC and cosmetic products accounted for 23.0% of net sales in the 1998 nine months as compared to 13.8% of net sales for the 1997 nine months. The Company believes that as a result of the GenDerm acquisition, OTC products will account for a greater percentage of the Company's total sales in future quarters with minimal impact on current gross profit margins. The Company has in the past and anticipates it will in the future continue to invest a majority of its marketing funds in the Company's prescription products.

     Gross Profit

     Gross profit in the 1998 nine months increased 118.4%, or $23.8 million, to $43.8 million from $20.1 million in the 1997 nine months. As a percentage of net sales, gross profit increased 7.1 percentage points to 82.1% in the 1998 nine months from 75.0% in the 1997 nine months, primarily attributable to sales associated with the Company's higher margin products, LIDEX(R), SYNALAR(R) and TRIAZ(R). The Company believes the incremental impact of the GenDerm products on the Company's gross profit margins as a percentage of net sales to be minimal.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the 1998
     nine months increased 75.4%, or $8.4 million, to $19.6 million from $11.2 million in the 1997 nine months. The increase is primarily due to selling, general and administrative costs due to the expenses associated with sampling, advertising and administration of the GenDerm brands, the introduction of two new products, BETA-LIFTX(R) and AFIRM(TM), and the sampling and advertising of the Company's existing products.

     Additionally, selling, general and administration costs increased due to an increase in variable costs commensurate with increased sales volume, personnel costs attributable to a rise in full-time equivalent employees, and cost-of-living salary adjustments. Selling, general and administrative costs, as a percentage of sales, have decreased 5.0% in the 1998 nine months compared to the 1997 nine months.

     Research and Development Expenses

     Research and development expenses in the 1998 nine months increased 140.2% or $1.4 million to approximately $2.3 million, from $0.9 million in the 1997 nine months primarily due to expansion of new product research and development activities and an increase in costs associated with the expanded clinical support of the Company's existing products.

     In-Process Research and Development

     The Company recorded $35.4 million as in-process research and development during the second quarter of fiscal 1998 as part of the allocated purchase price of GenDerm. The amount allocated to in-process research and development was based on an independent appraisal of GenDerm's completed and in-process technologies. The in-process research and development of $35.4 million will be charged to operations as required under generally accepted accounting principles with the recording of the purchase price allocation. No such amount was recorded in the 1997 nine months.

     Operating Income

     Operating income in the 1998 nine months decreased 312.0%, or $22.9 million to a $15.6 million operating loss from $7.3 million in income in the 1997 nine months. This decrease is the result of in-process research and development relating to the Company's purchase of GenDerm Corporation in December 1997. Absent this one-time charge, operating income in 1998 nine months increased 169.7%, or $12.5 million, to $19.8 million from $7.3 million in the 1997 nine months as a result of higher sales volume, coupled with an 7.1% increase in the Company's gross profit as a percentage of net sales and a decrease of 5.0% in selling, general and administrative cost as a percentage of sales offset by an increase in research and development as a percentage of net sales.

     Interest Income (Expense)

     Interest income in the 1998 nine months increased to $4.0 million from approximately $2.7 million in the 1997 nine months, primarily due to higher cash and short-term investment balance in the 1998 nine months. The higher cash and short-term investment balance is attributable to the Company's public offering in January 1998 which raised approximately $209.4 million before related expenses.

     Income Tax Benefit (Expense)

     Income tax expense in the 1998 nine months increased $10.5 million to an expense of $9.3 million from a benefit of $1.2
     million in the 1997 nine months.    The provision for income
     taxes recorded for the third quarter of fiscal 1998 reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before taxes for the year. The Company's tax provision is recorded at an effective tax rate of 39% for the 1998 nine months. No income tax benefit is associated with the charge for in-process research and development.
     The income tax benefit recorded in the 1997 nine months is a result of management reducing the valuation allowance to an amount the Company believes appropriate. Accordingly, a credit to income tax benefit of $2.0 million was reflected in the first quarter of fiscal 1997.

     Net Income

     Net income in the 1998 nine months decreased approximately 286.5%, or $32.1 million to a $20.9 million net loss from $11.2 million in net income in the 1997 nine months. This decrease is the result of a special charge for in-process research and development relating to the Company's purchase of GenDerm Corporation in December 1997. Absent this one-time charge, net income in the 1998 nine months increased 29.8%, or $3.3 million, to $14.5 million from $11.2 million in the 1997 nine months as a result of an increase in sales volume, an increase in gross profit as a percentage of net sales, and a decrease in selling, general and administrative costs as a percentage of sales and an increase in interest income offset by an increase in research and development expenses as a percentage of net sales.

     Liquidity and Capital Resources

     At March 31, 1998 and June 30, 1997, the Company had cash equivalents and short-term investments of approximately $232.8 million and $85.1 million, respectively. The Company's working capital was $255.0 million and $94.8 million at March 31, 1998 and June 30, 1997, respectively. The increase in working capital is primarily attributable to the Company's public offering in January 1998 of approximately $209.4 million before related expenses and the Company's cash flow from operations of approximately $8.4 million, offset by the cash and short-term investments used to purchase 100% of the outstanding common stock of GenDerm in December 1997.

     At March 31, 1998 and June 30, 1997, the Company had accounts receivable of $16.5 million and $6.4 million respectively. The increase in the Company's accounts receivable balances is primarily related to a 56.4% increase in sales volume in the third quarter of fiscal 1998 as compared to the quarter ended June 30, 1997.

     At March 31, 1998 and June 30, 1997, the Company had inventories of $8.1 million and $3.0 million, respectively. The increase in the Company's inventory balances is primarily related to an increase in the number of stock keeping units acquired and inventory purchase commitments assumed in the GenDerm acquisition. The Company is required to hold raw materials and finished goods for each stock keeping unit. Historically, GenDerm held a greater level of inventory balances than the Company traditionally maintains. The Company will maintain these inventories at levels consistent with other Medicis products.

     At March 31, 1998 and June 30, 1997, the Company had current liabilities of $14.0 million and $8.7 million, respectively.
     The increase is primarily due to the consolidation of GenDerm's liabilities into the Company's balance sheet.

     In the 1998 nine months, the Company increased its cash position primarily through a public offering yielding $209.4 million before related expenses, through $8.4 million cash provided by operations and $0.8 million generated from the exercise of stock options offset by the acquisition of GenDerm which the Company paid approximately $60.0 million in cash. In February 1997, the Company paid $28.0 million for the purchase of the LIDEX(R) and SYNALAR(R) products.

     In November 1996, the Company increased its credit facility obtained in May 1996 with Norwest Bank Arizona, N.A. ("Norwest") from $5 million to $25 million (the "Credit Facility"). The Credit Facility expires in November 1998. The Credit Facility is secured by principal assets of the Company. The Company is required to comply with certain covenants and restrictions, including covenants relating to the Company's financial condition and results of operations. Although the Company has yet to draw down on the Credit Facility, the lack of availability of loans or the requirement to make early repayment of loans or the inability of the Company to renew the Credit Facility could have a material adverse effect on the Company, depending on its liquidity and working capital at such time.

     In February 1997, the Company acquired the intellectual property rights, know-how and all finished goods inventory specifically associated with Syntex's topical corticosteroid dermatology products (the "Purchased Products") in the United States and Canada from Syntex and its parent company,
     F. Hoffman-LaRoche, Ltd. The Company, using cash reserves, paid $28.0 million, and will pay an additional $3.0 million in $1.0 million installments on the anniversary of the purchase each year over the next three years if certain market conditions are met. In February 1998, the Company made the first of three $1.0 million installments. Medicis' acquisition of the Purchased Products included the prescription topical steroid brands LIDEX(R) and SYNALAR(R). Prior to the acquisition, the Company did not market any products in this category of dermatological care.

     In June 1997, the Company entered into a product development and distribution agreement with an unrelated third party whereby the Company will pay certain costs with respect to certain product approvals estimated to be in excess of $1.0 million for fiscal 1999.

     In accordance with various manufacturing agreements, the Company is required to provide manufacturers with pro forma estimated production requirements by product and in accordance with minimum production runs. From time to time, the Company may not take possession of all merchandise which has been produced by the manufacturer. However, the Company records its obligation to the manufacturer at the time finished inventory is produced.

     Inflation did not have a significant impact upon the results of the Company during the 1998 nine months, fiscal 1997, 1996 or 1995.

     Impact of Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement, requiring only additional informational disclosures is effective for the Company's fiscal year ending June 30, 1999.

     In June 1997, the FASB issued SPAS No. 131, "Disclosures About Segments Of An Enterprise and Related Information." This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending June 30, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (See Note 2 to the Notes to the Condensed Consolidated
     Financial Statements incorporated herein for computation of Per Common Share Results.)

(b)  Reports on Form 8-K

     During the third quarter of fiscal 1998, the Company filed an amendment to the following report on Form 8-K:

          Current Report on Form 8-K dated December 15, 1997 reporting the Company's acquisition of GenDerm Corporation.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MEDICIS PHARMACEUTICAL CORPORATION

Date:                          By: /s/ Jonah Shacknai
      ------------------           -----------------------------------
                                   Jonah Shacknai
                                   Chairman and Chief Executive Officer




Date:                           By: /s/ Mark A. Prygocki Sr.
      -------------------           -----------------------------------
                                    Mark A. Prygocki, Sr.
                                    Chief Financial Officer
                                    Secretary and Treasurer
