Form 10-K
period 1998-06-30
MEDICIS PHARMACEUTICAL CORP
filed 1998-09-28
CIK 859368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     . . . . . . . . . . . . . . . . . . . .


                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998.
                              or

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

Securities registered pursuant to         Class A Common Stock, $0.014 par value
Section 12(b) of the Act:                    Preference Share Purchase Rights
                                                  (Title of each Class)


Securities registered pursuant to Section 12(g) of the Act:              NONE

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

The aggregate market value of the voting stock held on September 21, 1998 by non-affiliates of the registrant was $581,148,692 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's Common Stock, without conceding that such persons are "affiliates" of the Registrant for purposes of the federal securities laws).

As of September 21, 1998, there were outstanding 18,496,377 shares of Class A Common Stock $0.014 par value and 281,974 shares of Class B Common Stock $0.014 par value. Documents incorporated by reference:

Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I


         This Annual Report on Form 10-K ("Form 10K") contains forward-looking statements which involve risks and uncertainties. The actual results of Medicis Pharmaceutical Corporation (together with its wholly-owned subsidiaries, the "Company" or "Medicis") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Annual Report on Form 10-K and the Company's other Securities and Exchange Commission filings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 1.  BUSINESS

THE COMPANY

         Medicis is the leading independent pharmaceutical company in the United States focusing exclusively on the treatment of dermatological conditions. The Company offers prescription, over-the-counter ("OTC") and physician-dispensed dermatology products, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions and pruritic conditions, while also offering the leading OTC topical analgesic containing capsaicin and the leading OTC fade cream product in the United States. The Company has built its business through successfully introducing prescription products such as DYNACIN(R) and TRIAZ(R) for the treatment of acne, LUSTRA(TM) for the treatment of skin discolorations and photoaging, as well as marketing OTC products such as the ESOTERICA(R) fade cream product line. In addition, Medicis has acquired the LIDEX(R) and SYNALAR(R) corticosteroid product lines from Syntex USA, Inc., ("Syntex") and the entire product line from GenDerm Corporation and subsidiary ("GenDerm") including ZOSTRIX(R) topical analgesic and NOVACET(R) acne rosacea treatments. Medicis has also formed a business unit to market non-prescription cosmetic dermatology treatments for sale directly to dermatologists in the United States for administering and dispensing to patients.

PRINCIPAL PRODUCTS AND PRODUCT LINES

         The Company currently offers products in the following areas of dermatology: acne, acne rosacea, pruritis, inflammatory and hyperproliferative skin conditions, dry skin, dandruff, warts, hyperpigmentation, dyschromia and cosmetic dermatology. The Company addresses these areas with a range of prescription products, OTC products and physician-dispensed dermatology products.

PRESCRIPTION PHARMACEUTICALS

         Prescription pharmaceuticals accounted for 77.0% of the Company's net sales in the fiscal year ended June 30, 1998 ("fiscal 1998"). The Company currently focuses its prescription pharmaceutical efforts primarily on treating acne, acne-related conditions, and inflammatory and hyperproliferative skin diseases, including eczema, psoriasis, hyperpigmentation, dyschromia and topical dermatitis. The Company's principal branded pharmaceuticals are as follows:

         DYNACIN(R) is an oral, systemic antibiotic prescribed for the treatment of moderate to severe acne vulgaris, the most common form of acne. Acne related conditions resulted in over 10 million visits to dermatologists in the United States in 1995. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, doxycycline and minocycline. Minocycline, the active ingredient in DYNACIN(R) products, is widely prescribed for the treatment of acne for several reasons. It has a more convenient schedule of one or two doses per day as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline require ingestion on an empty stomach and often increase patient sensitivity to sunlight, creating a greater risk of sunburn. Moreover, the other forms of tetracycline, including doxycycline, often cause gastric irritation. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Studies suggest that bacterial resistance to erythromycin exceeds 60%, and resistance to doxycycline and tetracycline exceeds 40%, while the bacteria showed virtually no resistance to minocycline. Thus, although more expensive than other forms of branded tetracycline and many times more expensive than generic tetracycline, minocycline is documented to have clinical performance that is superior to other forms of tetracycline, while avoiding many of its disadvantages. The Company believes the retail price of DYNACIN(R) is approximately 30% lower than the average reported retail price of another branded minocycline product, Minocin, while selling at approximately 25% to 30% higher than the average reported retail price of generic minocycline. DYNACIN(R) is at least comparable in performance to Minocin and is believed by the Company to enjoy certain performance characteristics that favorably distinguish it from generic minocycline. DYNACIN(R) was launched in the second quarter of the fiscal year ended June 30, 1993. There can be no assurance that DYNACIN(R) will not lose significant market share in the future, that it will remain a competitive product, or that the Company will be able to compete successfully in the acne treatment market through the sale of DYNACIN(R) or any other product. The Company has entered into a manufacturing and supply agreement with Schein Pharmaceutical, Inc. ("Schein") for the supply of DYNACIN(R) products. See "-- Manufacturing."

         TRIAZ(R) is an internally developed, patented, topical therapy prescribed for the treatment of all forms and varying degrees of acne, and is available as a gel or cleanser in two concentrations. The combined sales of topically applied prescription acne products were in excess of $500 million in the United States in 1996. The most frequently prescribed topical acne treatments include Cleocin-T, generic topical clindamycin, and Benzamycin. While these therapies are generally effective, TRIAZ(R) offers advantages over each product, including improved stability, greater convenience of use, reduced cost and fewer side effects. Benzamycin requires refrigeration and mixing by a pharmacist and has a relatively short shelf life of three months. In contrast, TRIAZ(R) comes in a ready-mixed gel that does not require refrigeration and has a two-year shelf life. In addition, TRIAZ(R) is aesthetically pleasing and minimizes the extreme drying and scaling of skin often caused by competing brands. The Company believes the average reported retail price of TRIAZ(R) is less than that of either Cleocin-T or Benzamycin. TRIAZ(R) products are manufactured using the active ingredient benzoyl peroxide in a vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. Glycolic acid is believed by the Company to enhance the effectiveness of benzoyl peroxide by exfoliating the outer layer of the skin, thereby providing direct access to the bacteria, and zinc lactate is believed by the Company to act to reduce the appearance of inflammation and irritation often associated with acne. TRIAZ(R) was developed by the Company and introduced in the second quarter of the fiscal year ended June 30, 1996. TRIAZ(R) is currently the leading benzoyl peroxide product in dermatology. There can be no assurance that TRIAZ(R) will not lose significant market share in the future, that it will remain a competitive product or that the Company will be able to compete successfully in the acne treatment market through the sale of TRIAZ(R) or any other product. The Company has patents and certain licensed patent rights covering varying aspects of TRIAZ(R). TRIAZ(R) products are manufactured to the Company's specifications on a purchase order basis by Paco Laboratories, Inc., ("Paco") and Accupac, Inc., ("Accupac") See "--Manufacturing," "--Trademarks" and "--Patents and Proprietary Rights."

         LIDEX(R) is a high-potency topical corticosteroid brand prescribed for the treatment of inflammatory and hyperproliferative skin diseases such as eczema, psoriasis, atopic dermatitis, poison ivy, and other inflammatory skin conditions. Competing steroid brands in the high potency category include Halog, Elocon, and Cyclocort. LIDEX(R) was introduced more than 20 years ago and the Company believes it is among the most widely-accepted, efficacious and safe topical steroid treatments available. Topical corticosteroid treatments represented sales of approximately $480 million in 1996 in the United States. The active ingredient in LIDEX(R), fluocinonide, works to alleviate inflammations of the skin by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. In a controlled clinical study sponsored by Syntex, LIDEX(R) was shown to be therapeutically superior to a generic preparation containing the same active ingredients. In addition, in a controlled clinical study sponsored by the Company in 1997, LIDEX(R) was shown to be more chemically stable than a generic preparation containing the same active ingredients. The LIDEX(R) product line consists of various strengths and cosmetically elegant formulations, including gels, ointments, creams, solutions and emollient creams. This broad product line allows dermatologists to prescribe the most appropriate product based on the severity and location of a patient's condition, as well as the thickness of a patient's skin. The various forms of LIDEX(R) are preservative-free, and the active ingredient is fully dissolved in the vehicle of the medication, with the exception of the LIDEX(R)-E Cream, resulting in better absorption of the medication into the skin. In addition, certain competing products have a time limitation on their usage, whereas there are no restrictions on the length of treatment with LIDEX(R). The Company believes LIDEX(R) is priced comparably to other branded corticosteroid products, but significantly higher than the average reported retail price of generics containing fluocinonide. The Company acquired the rights to LIDEX(R) in the United States and Canada from Syntex in the third quarter of the fiscal year ending June 30, 1997. There can be no assurance that the Company will be able to successfully market the LIDEX(R) product line, that LIDEX(R) will not lose significant market share in the future, that it will remain a competitive product or that the Company will be able to compete successfully in the topical corticosteroid market through the sale of LIDEX(R) or any other product. The Company has a manufacturing and supply agreement with Patheon, Inc., ("Patheon") for the production of LIDEX(R). See "--Manufacturing," "--Trademarks" and "Patents and Proprietary Rights."

         SYNALAR(R) is a mid- to low-potency topical corticosteroid brand prescribed for the treatment of less severe forms of inflammatory and hyperproliferative skin diseases such as eczema, psoriasis, poison ivy, atopic dermatitis and other inflammatory skin conditions. The active ingredient in SYNALAR(R), fluocinolone acetonide, works to alleviate inflammations of the skin by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The SYNALAR(R) product line consists of various strengths and cosmetically elegant formulations, including ointments, creams, emollient creams and solutions. This flexibility allows dermatologists to prescribe the most appropriate product based on the severity and location of a patient's condition, as well as the thickness of skin. Competing steroid brands in the mid- and low-potency categories include Aristocort, Cutivate, and Valisone. There can be no assurance that the Company will be able to successfully market the SYNALAR(R) product line or that the SYNALAR(R) product line will achieve or retain market acceptance. SYNALAR(R) is priced comparably to other branded corticosteroid products. The Company has a manufacturing and supply agreement with Patheon, Inc., for the production of SYNALAR(R). See "-- Manufacturing," "-- Trademarks," and "Patents and Proprietary Rights."

         LUSTRA(TM) is a topical therapy prescribed for the treatment of ultra-violet induced skin discolorations and hyperpigmentation usually associated with the use of oral contraceptives, pregnancy, hormone replacement therapy and superficial trauma. LUSTRA(TM) contains 4% hydroquinone in a vehicle containing glycolic acid in an anti-oxidant complex. In controlled clinical trials sponsored by the Company in 1998, LUSTRA(TM) demonstrated a reduction in pigmented lesions in a two week period with statistically significant performance over competing brands Solaquin and Melanex. In another clinical trial sponsored by the Company in 1997, LUSTRA(TM) demonstrated a statistically significant reduction of sunburned skin cells when exposed to cumulative ultra-violet radiation as compared with no treatment. Such sunburned cells are a measure of ultra-violet induced skin damage. The Company started shipping LUSTRA(TM) to wholesalers in February 1998. LUSTRA(TM) is manufactured on a purchase-order basis by Contract Pharmaceuticals Limited. There can be no assurance that the Company will be able to successfully market LUSTRA(TM) or that the product will achieve market acceptance. See "--Manufacturing."

         NOVACET(R) is a topical vanishing cream prescribed for the treatment of acne rosacea, a chronic inflammatory skin disorder resembling acne, and seborrheic dermatitis. The active ingredients in NOVACET(R) are sodium sulfacetamide and sulfur. Sales of products to treat acne rosacea in the United States in 1996 were approximately $50.0 million. NOVACET(R) was introduced by GenDerm in 1993 and competes with other topical acne rosacea treatments such as Sulfacet-R, MetroGel, MetroCream and generic treatments, as well as various forms of erythromycin, clindamycin and oral metronidazole, which also are used from time to time to treat acne rosacea. In a controlled clinical study sponsored by GenDerm, NOVACET(R) was shown to reduce the severity of redness and inflammation resulting from acne rosacea by 83% over an eight week period. By week eight of the study, 98% of the patients in the study showed significant improvements in their condition. The Company believes NOVACET(R) is priced comparably to the competing brands. The Company acquired NOVACET(R) in December 1997 via the acquisition of all the common stock of GenDerm and assumed the marketing of this brand in the United States and Canada. There can be no assurance that the Company will be able to successfully market the NOVACET(R) product line or that the NOVACET(R) product line will achieve or maintain market acceptance. The Company has a manufacturing and supply agreement with DPT Laboratories, Ltd. ("DPT") for the production of NOVACET(R). See "-- Manufacturing."

         The Company's other prescription products include, among others:
BENZASHAVE(R), a prescription shaving product used for the treatment of pseudofolliculitis barbae ("PFB") and acne associated with shaving; THERMYCIN Z(R), a topical antibiotic therapy for the treatment of acne; and ZONALON(R), a topical anti-pruritic cream.

NON-PRESCRIPTION PRODUCTS

         The Company's non-prescription products consist of OTC pharmaceutical products and physician-dispensed dermatology products.

         OTC and physician-dispensed pharmaceutical products accounted for 23.0% of the Company's net sales in fiscal 1998. The Company markets a variety of OTC and physician-dispensed skin care products to treat hyperpigmentation, warts, dandruff, acne, dry skin, the texture and appearance of the skin, and certain inflammatory skin conditions as well as a topical analgesic to treat arthritic pain. The Company's principal OTC products are as follows:

         ESOTERICA(R) is a line of topical creams used to treat minor skin discoloration problems such as age spots, uneven skin tones, dark patches, blotches and freckles. ESOTERICA(R) is the leading line of fade creams in the United States. ESOTERICA(R) is available in five formulations, consisting of four creams containing various concentrations of the active ingredient hydroquinone and a body lotion. Hydroquinone is the only agent proven to reduce hyperpigmentation and the only product legally sold in the United States for this purpose. Competing OTC products used to treat minor skin discoloration include Porcelana and AMBI, which are sold in a variety of creams, gels and lotions. There can be no assurance that the Company will be able to successfully market the ESOTERICA(R) product line, that it will not lose significant market share in the future, that it will remain a competitive product or that the Company will be able to compete successfully in the OTC fade cream market through the sale of ESOTERICA(R) or any other product. The Company has a manufacturing agreement for the ESOTERICA(R) products with Contract Pharmaceuticals Limited on a purchase order basis. See "-- Manufacturing."

         ZOSTRIX(R) is a line of topical analgesic creams for the treatment of arthritic pain. The active ingredient in ZOSTRIX(R) is capsaicin, a chemical derived from chili peppers, which is believed to work by decreasing the presence of a neurotransmitter in the body called substance P, which can cause pain and inflammation. ZOSTRIX(R) is the leading line of topical capsaicin creams in the United States, comprising approximately 56% of the capsaicin market. ZOSTRIX(R) primarily competes with other topical analgesics including: Capzacin, Aspercreme, Sportscreme, Icy Hot, Flexall, Bengay and other private label capsaicins and hot/cold rubs. The Company acquired ZOSTRIX(R) in December 1997 via the acquisition of GenDerm and assumed the marketing of this brand in the United States and Canada. The Company has granted to Bioglan Laboratories, Limited ("Bioglan") an exclusive license to the Company's rights with regard to pharmaceutical topical preparations containing capsaicin in Belgium, France, Germany, Greece, Italy, Luxembourg, The Netherlands and Portugal, in consideration for the payment by Bioglan of certain royalties ("The Bioglan Agreement"). The Bioglan Agreement will expire upon the later of January 31, 2008 or the tenth anniversary of the date of first commercial sales of the licensed products in such territory. Upon the expiration of the term of The Bioglan Agreement, Bioglan will have a fully paid, exclusive, perpetual license for such rights in such countries. There can be no assurance that the Company will be able to successfully market the ZOSTRIX(R) product line, that ZOSTRIX(R) will not lose significant market share in the future, that it will remain a competitive product or that the Company will be able to compete successfully in the topical analgesics market through the sale of ZOSTRIX(R) or any other product. The Company has a manufacturing and supply agreement with DPT for the production of ZOSTRIX(R). See "-- Manufacturing," "-- Certain License and Royalty Agreements."and "-- Patents and Proprietary Rights"

         The Company's other OTC products include, among others: THERAPLEX(R), a line of moisturizers used for the treatment of dry skin or certain inflammatory skin conditions; OCCLUSAL-HP(R), a topical wart therapy; PENTRAX(R), a shampoo containing the active ingredient fractar, an extract of coal tar, used for the treatment of dandruff, seborrheic dermatitis and psoriasis of the scalp; and SALAC(R), a cleanser used for the topical treatment of acne vulgaris.

PRODUCTS IN DEVELOPMENT

         The Company has developed and obtained rights to certain pharmaceutical agents in various stages of development. The Company has a variety of products under development, ranging from existing product line extensions to new products to reformulations of existing products. Medicis' strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. While development periods may vary, the Company generally selects products for development with the objective of proceeding from formulation to product launch within a two-year period.

         The Company directs the efforts of contract laboratory research facilities to perform formulation and research work on active ingredients as well as to conduct preclinical studies and clinical trials. All products and technologies under development require significant commitments of personnel and financial resources. Several products require extensive clinical evaluation and premarketing clearance by the United Stated Food and Drug Administration ("FDA") and comparable agencies in other countries prior to commercial sale. Certain of the products and technologies under development have been licensed from third parties. The failure of the Company to meet its obligations under one or more of these agreements could result in the termination of the Company's rights under such agreements. In addition, the Company regularly reevaluates its product development efforts. On the basis of these reevaluations, the Company has in the past, and may in the future, abandon development efforts for particular products. There can be no assurance that any product or technology under development will result in the successful introduction of any new product. Failure of the Company to introduce and market new products, whether internally developed or acquired from third parties, could have a material adverse effect on the Company's business, financial condition or results of operation.

         The Company's research and development costs for Company-sponsored and unreimbursed co-sponsored pharmaceutical projects for the fiscal year ended June 30, 1998 ("fiscal 1998"), the fiscal year ended June 30, 1997 ("fiscal 1997"), and the fiscal year ended June 30, 1996 ("fiscal 1996") were $2,885,000, $1,450,000, and $952,000, respectively. The Company has in the past supplemented, and may in the future supplement, its research and development efforts by entering into research and development agreements with other pharmaceutical companies in order to defray the cost of product development. There can be no assurance that the Company will be able to enter into research and development agreements acceptable to the Company, or at all.

         In July 1997, the Company entered into an agreement with Abbott Laboratories, ("Abbott") for the development, manufacture and marketing of a branded dermatologic product. Abbott will be responsible for the development and eventual manufacture of the product, which the Company will market exclusively to dermatologists. The Company has agreed to pay certain development expenses estimated to be approximately $1,000,000. There can be no assurance that this collaboration will result in the successful introduction of any new product or technology.

         In October 1997, the Company signed a letter of intent with Miravant Medical Technologies, Inc. ("Miravant") for the development and commercialization of Miravant's PhotoPoint technology for dermatology applications. PhotoPoint technology is a proprietary procedure that uses light-activated drugs to destroy targeted cells. The Company and Miravant will collaborate on the development of photo sensitizers, subsequent clinical trials and future marketing activities. Treatment of psoriasis and certain skin cancers are among the planned co-development project areas. Under the preliminary agreement, Miravant will bear the costs associated with product development and the Company shall be responsible for all marketing, sales and distribution expenses following regulatory approval of the technology. The Company expects to enter into an agreement incorporating these terms. However, there can be no assurance that the Company will enter into a final agreement incorporating these terms or that this collaboration, if agreed upon, will result in the successful introduction of any new product or technology.

         In December 1997, the Company acquired 100% of the common stock of GenDerm. The acquisition also included several in-process research and development projects. Although the Company intends to continue such development projects, there can be no assurance that any product or technology previously under development by

GenDerm will result in the successful introduction of any new product or that the Company will continue the development of any such projects in the future.

MARKETING AND SALES

         The Company believes that its prescription pharmaceutical marketing and sales organization is one of the most productive in the dermatology sector. The marketing effort is focused on assessing and meeting the needs of dermatologists. The Company's prescription sales team, consisting of 59 members at July 31, 1998, regularly calls on dermatologists, focusing on the approximately 3,200 dermatologists who are responsible for 80% of all prescriptions written by dermatologists in the United States. The Company's sales team also calls on high-volume dermatologists who are actively engaged in dispensing cosmetic products directly to patients and who perform cosmetic procedures in their offices. Medicis representatives conduct in-depth product demonstrations and training, assist physicians and their office staffs with merchandising, and provide consulting services to dermatologists new to the dispensing business. The Company has created an incentive program based on aggressive goals in market share growth and believes its highest performing sales representatives to be well compensated. The Company focuses on cultivating a relationship of trust and confidence with dermatologists themselves. In addition, the Company also uses a variety of marketing techniques to promote its products, including sampling, journal advertising, promotional material, specialty publications, rebate coupons, product guarantees, a leadership position in educational conferences and exposure of its products on the Internet.

         The Company's OTC products are promoted to retailers and wholesalers by manufacturers' representatives who also support a substantial number of products of other manufacturers. The Company also markets its OTC products through trade promotions, radio and print advertising, couponing and consumer awareness.

WAREHOUSING AND DISTRIBUTION

         The Company utilizes an independent national warehousing corporation to store and distribute its products from three central warehousing locations in Nevada, Georgia and Maryland. Upon the receipt of a purchase order through electronic data input ("EDI"), phone, mail or facsimile, the order is processed into the Company's inventory systems, at which time an inventory picking sheet is automatically placed via EDI to the most efficient warehouse location for shipment, usually within 24 hours, to the customer placing the order. Upon shipment, the warehouse sends back to the Company via EDI the necessary information to automatically process the invoice in a timely manner.

CUSTOMERS

         The Company's customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson Drug Company ("McKesson"), Bergen Brunswig Drug Company, ("Bergen Brunswig"), Cardinal Health Inc., ("Cardinal"), and other major drug chains. In fiscal 1998, McKesson, Bergen Brunswig, and Cardinal, accounted for approximately 16.9%, 13.2% and 12.6% respectively, of the Company's sales. In fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for approximately 20.6%, 16.3% and 10.9%, respectively, of the Company's sales. In fiscal 1996, McKesson, Bergen Brunswig and Cardinal, accounted for approximately 15.5%, 12.2% and 11.8%, respectively, of the Company's sales. The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to the Company, cause a reduction in the inventory levels of distributors and retailers, or otherwise result in reductions in purchases of the Company's products, any of which could have a material adverse impact upon the Company's business, financial condition and results of operations. The loss of, or deterioration in, any of these customer accounts would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

         The Company currently contracts for all of its manufacturing needs and is required by the FDA to contract only with manufacturers that comply with current Good Manufacturing Practices ("cGMP") regulations and other applicable laws and regulations. The Company typically does not enter into long-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, there can be no assurance that the Company will be able to obtain adequate supplies of its products in a timely fashion, on acceptable terms, or at all.

         The Company's DYNACIN(R) products are manufactured by Schein in compliance with the Company's specifications and quality standards pursuant to a supply agreement. Under the agreement, Schein manufactures minocycline for sale in the branded market exclusively for the Company, but may manufacture and sell minocycline for itself or others as a generic product. Schein currently manufactures minocycline for the generic market under its own label. The supply agreement expires in December 2003, but is subject to automatic renewal for successive two-year periods if neither party gives timely notice of termination. It may also be terminated by either party without cause upon twelve months notice. Schein may also terminate the exclusivity portion of the agreement if its profit margin on sales of DYNACIN(R) products falls below a specified level. The agreement also provides that the Company will purchase all of its requirements for minocycline from Schein but may purchase some of its requirements from another manufacturer if Schein fails to meet certain cost standards or fails to provide the Company with all of its requirements for two of four consecutive quarters. In addition, the Company may use alternative sources if Schein terminates the Company's exclusive rights to purchase branded minocycline based upon the Company's failure to meet the specified profit margins, as defined. Either party may terminate the agreement in the event that one party cannot perform under the agreement for a period of three months or longer for certain reasons beyond its control. The Company believes that it has alternative sources of supply and that it would be able to use these alternative sources to preserve an adequate supply of DYNACIN(R). However, the inability of Schein to fulfill the Company's supply requirements for DYNACIN(R), one of the Company's largest-selling products, in a timely fashion, would have a material adverse effect on the Company's business, financial condition and results of operations.

         The majority of the Company's LIDEX(R) products are manufactured primarily by Patheon, Inc., ("Patheon") in accordance with a manufacturing and supply agreement assumed by the Company in connection with the acquisition of the LIDEX(R) and SYNALAR(R) products. Under the terms of an agreement with the Company, F. Hoffman-La Roche, Ltd. ("Roche") supplies, at cost, active ingredients necessary for manufacturing the LIDEX(R) and SYNALAR(R) products. The Patheon manufacture and supply agreement expires in January 1999, but is subject to one-year automatic renewals if neither party gives timely notice of termination. The inability of Patheon to fulfill the Company's supply requirements for LIDEX(R) and SYNALAR(R) in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's ZOSTRIX(R), OCCLUSAL-HP(R), PENTRAX(R), SALAC(R), NOVACET(R) and ZONALON(R) products, among others, are manufactured for distribution in the United States primarily by DPT and in Canada by Patheon in accordance with manufacturing and supply agreements assumed by the Company concurrent with the acquisition of GenDerm. The Company is currently seeking additional sources to manufacture these products. Under the agreement, the Company is required to purchase at least 90% of its annual sales requirements from DPT. The DPT manufacturing agreement expires in December 2003. Either party may terminate the agreement upon two-years notice by the Company and three-years notice by DPT. Such termination period becomes 60 days if either party fails to perform, without cure, its obligations under the DPT manufacturing agreement.

         The Company's ESOTERICA(R), LUSTRA(TM), TRIAZ(R), and THERAPLEX(R) HYDROLOTION products are manufactured by Contract Pharmaceuticals Limited pursuant to manufacturing agreements expiring in July 2001.

         The Company's AFIRM(TM) and BETA-LIFTx(R) products are manufactured by Advanced Polymer Systems, Inc. ("APS") pursuant to a license and supply agreement that expires on the later of the expiration date of the last-to-expire patent relating to the AFIRM(TM) and BETA-LIFTx(R) products, or in October 2006, the tenth anniversary of the effective date. Under the terms of the agreement, the Company is limited to promoting the products exclusively to dermatologists in the United States. In the event that APS fails to supply the Company's requirements for either product, the Company is permitted to purchase its requirements from third parties.

         The Company purchases THERAMYCIN Z(R) and BENZASHAVE(R) products exclusively from IVAX Corporation ("IVAX"), pursuant to a manufacturing agreement expiring in July 2000. If IVAX is unable to supply the Company's requirements of either product, the Company is permitted to purchase the unsatisfied requirements from third parties.

         The remainder of the Company's products are produced on a purchase order basis only: THERAPLEX(R) EMOLLIENT products, manufactured by ViFor, SA. ("Vifor"); THERAPLEX(R) CLEARLOTION products, manufactured by Accupac, Inc.; THERAPLEX(R) HYDROLOTION products, manufactured by BeautiControl Cosmetics, Inc.; TRIAZ(R) products, manufactured by Paco and Accupac; and one LIDEX(R) product manufactured by Paco.

         There can be no assurance that the manufacturers of the Company's products will continue to meet the FDA's regulations or the Company's product specifications and standards for the indicated products or that they can continue to meet product demand on a consistent and timely basis. The Company derives a majority of its revenue from sales of DYNACIN(R), TRIAZ(R) and LIDEX(R) products and expects the newly acquired line of ZOSTRIX(R) products to also be a significant contributor to revenues (the "Key Products"). Schein, IVAX, ViFor and DPT are currently the sole manufacturers of DYNACIN(R) products, THERAMYCIN Z(R) products, THERAPLEX(R) EMOLLIENT products and ZONALON(R) products, respectively. Patheon is currently the manufacturer of the LIDEX(R) and SYNALAR(R) products. Because of the FDA requirement for cGMP validation of manufacturing facilities for particular products, validation of a new facility to serve as a replacement source of manufacturing requires a substantial period of time. The Company believes that alternative sources of manufacturing are available for all of its products. However, any loss of a manufacturer or other difficulty relating to the manufacturing of the Company's products, especially the Key Products, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company faces the risk that, upon expiration of the term of any third-party manufacturing agreement, it may not be able to renew or extend the agreement with the third-party manufacturer, to obtain an alternative manufacturing source from other third parties or to develop internal manufacturing capabilities on commercially viable terms, if at all. The Company has obtained business interruption insurance to insure against the loss of income for up to twelve months due to the interruption of manufacturing of the Company's Key Products due to certain causes. While the Company believes that the policy provides substantial protection against the covered events, there can be no assurance that the policy will cover all manufacturing interruptions or that the amount of such insurance will be adequate to fully protect the Company for losses associated with such interruptions. Any loss in excess of coverage limits, or not covered by such policies, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's third-party manufacturers rely on certain suppliers of key raw materials. Certain of those materials are purchased from single sources and others may only be available from single sources in the future. Any disruption in supplies, including delays due to the inability of the Company or its manufacturers to procure raw materials, could have a material adverse effect on the Company's business, financial condition and results of operations.

         To manage its resources effectively, the Company attempts to retain inventory levels that are no greater than necessary to meet the currently projected needs of its customers. Any interruptions in the supply of any of the Company's products due to shortages in raw materials, changes in manufacturing sources, regulatory changes or other causes could delay or eliminate the Company's ability to supply such products. There can be no assurance that the Company will not suffer future supply insufficiencies or interruptions or that it will be able to obtain adequate supplies of its products in a timely fashion, or at all. While the Company believes that its inventory levels are generally adequate, the loss of a manufacturer, the failure to obtain or validate a replacement manufacturer on a timely basis, other manufacturing problems or any interruption of supply could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN LICENSE AND ROYALTY AGREEMENTS

         The Company has acquired rights to manufacture, use or market certain of its products, as well as many of its other proposed products and technologies, pursuant to license agreements with third parties. Such agreements contain provisions requiring the Company to use its best efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements and may be canceled upon the Company's failure to perform its payment or other obligations. In addition, the Company has also entered into agreements to license certain rights to manufacture, use and sell certain of its technology outside the United States and Canada to various licensees, including the ZOSTRIX(R) product line.

         In December 1997, in connection with the GenDerm acquisition, in addition to various license agreements relating to GenDerm's products, the Company acquired an exclusive worldwide license agreement, on a country-by-country basis, to market the ZOSTRIX(R) product line from Dr. Joel E. Bernstein. The term of the license is for the life of the patents, the last of which expires in June 2003, with royalties payable to Dr. Bernstein until 2002. The Company has granted such rights to the ZOSTRIX(R) product line in Belgium, France, Germany, Greece, Italy, Luxembourg, The Netherlands and Portugal to Bioglan.

         The Company's licensing agreement for the exclusive rights to market the THERAPLEX(R) line of products will terminate in October 1999 with the expiration of the related patent.

         There can be no assurance that the Company will fulfill its obligations under its license agreements due to insufficient resources, lack of successful product development, lack of product acceptance or other reasons. The failure to satisfy the requirements of any such agreements may result in the loss of the Company's rights under that agreement or under related agreements. The inability of the Company to continue to license these products or to license other necessary products for use with its products or substantial increases in royalty payments under third party licenses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the effective implementation of the Company's strategy depends on the successful integration of these licensed products with the Company's products, and therefore any flaws or limitations of such licensed products may prevent or impair the Company's ability to market and sell the Company's products, delay new product introductions, and/or adversely affect the Company's reputation. Such problems could have a material adverse effect on the Company's business, financial condition and results of operations.

TRADEMARKS

         The Company believes that trademark protection is an important part of establishing product recognition. The Company owns more than 100 federally registered trademarks and trademark applications. United States federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance provided the mark is still being used in commerce. There can be no assurance that any such trademark or service mark registrations will afford the Company adequate protection, or that the Company will have the financial resources to enforce its rights under any such trademark and service mark registrations. The inability of the Company to protect its trademarks or service marks from infringement could result in the impairment of any goodwill which may be developed in such trademarks or service marks. Moreover, the Company's inability to use one or more of its trademarks or service marks because of successful third-party claims to such marks could have a material adverse effect on the Company's business, financial condition and results of operations.

         From time to time, the Company receives communications from parties who allege that their trademark or service mark interests may be damaged either by the Company's use of a particular trademark or service mark or its registration of such trademark or service mark, and, on occasion, the Company also sends such communications to third parties. In general, the Company seeks to resolve such conflicts before an actual opposition to registration or suit for infringement is filed. There can, however, be no assurance that such actions will not be filed or that, if filed, they will not have a material adverse effect upon the Company's business, financial condition or results of operations. See "Risk Factors -- Uncertainty of Enforceability of Trademarks, Patents and Proprietary Rights" at Item 7 of this Report.

PATENTS AND PROPRIETARY RIGHTS

         The Company is pursuing several United States patent applications. There can be no assurance that patents will be issued with respect to any of these applications. The Company has acquired rights under certain patents and patent applications from third-party licensors. The Company has licensed rights to products covered by certain United States patents directed to aspects of the ZOSTRIX(R), THERAPLEX(R), BENZASHAVE(R), AFIRM(TM) and BETA-LIFTx(R) compounds or formulations. The Company has obtained patents directed to aspects of several other compounds, including a United States patent expiring in October 2015 covering various formulations of its TRIAZ(R) product line, a United States patent and foreign patents covering its ZONALON(R) product line, and a United States patent and foreign patents covering its OCCLUSAL-HP(R) product line. A patent licensed to the Company relating to the ZOSTRIX(R) product line was recently reexamined by the United States Patent and Trademark Office. This reexamination concluded with a decision that confirmed the validity of the patent's claims. The Company has recently acquired from certain of its consultants and principals an assignment of their rights to certain United States patents or patent applications. Certain of such patents and patent applications may be subject to claims of rights by third parties by reason of existing relationships with the party who filed such patents or patent applications. There can be no assurance that the Company will be able to obtain any rights under such patents or patent applications as a result of such conflicting claims, or that any rights which the Company may obtain will be sufficient for the Company to market products which may be the subject of such patents or patent applications. The Company may be required to obtain licenses and/or pay royalties to obtain the rights it acquires under such patents or patent applications, and there can be no assurance that the Company will be able to obtain rights under such patents or patent applications on terms acceptable to the Company, or at all.

         The Company believes that its success will depend in part on its ability to obtain and maintain patent protection for its own inventions, and to obtain and maintain licenses for the use of patents licensed or sublicensed by third parties. There can be no assurance that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. There can be no assurance that challenges will be not be instituted against the validity or enforceability of any patent owned by or licensed to the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial and require a significant commitment of management's time. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. The Company only conducts complete searches to determine whether its products infringe upon any existing patents as it deems appropriate. There can be no assurance that the products and technologies the Company currently markets, or may seek to market in the future, will not infringe patents or other rights owned by others.

         The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and recognizes that its patent position, therefore, may be stronger in the United States than in Europe or elsewhere. In addition, the protection provided by foreign patents once they are obtained may be weaker than that provided by domestic patents.

         The Company relies and expects to continue to rely upon unpatented proprietary know-how and continuing technological innovation in the development and manufacture of many of its principal products. The Company's policy is to require all its employees, consultants and advisors to enter into confidentiality agreements with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such know-how. In addition, there can be no assurance that others will not obtain access to or independently develop similar or equivalent trade secrets or know-how. See "Risk Factors -- Uncertainty of Enforceability of Trademarks, Patents and Proprietary Rights" and "-- Risks Associated with GenDerm Acquisition" in Item 7 of the Report.

COMPETITION

         The pharmaceutical industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals, such as the DYNACIN(R), LIDEX(R), SYNALAR(R), TRIAZ(R), NOVACET(R), ZONALON(R), THERAMYCIN Z(R), BENZASHAVE(R) and LUSTRA(TM) products for the treatment of dermatological diseases, in the OTC market for products such as the ESOTERICA(R), ZOSTRIX(R), OCCLUSAL-HP(R), PENTRAX(R), SALAC(R) and THERAPLEX(R) product lines, and in the physician-dispensed dermatology market for products such as AFIRM(TM) and BETA-LIFTx(R), as well as other products which the Company may develop and market in the future. Most of the Company's competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than available to the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's product lines. The Company's products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by the Company's products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition and results of operations could be materially adversely affected by any one or more of such developments. Each of the Company's products competes for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

         DYNACIN(R) competes with Minocin, a branded minocycline product marketed by American Home Products Corporation ("AHP"), Vectrin, marketed by Warner-Chilcott Laboratories, Inc. ("Warner-Chilcott") and generic minocycline products marketed by Schein, BioCraft Laboratories, Inc. ("BioCraft") and Barr Laboratories, Inc. ("Barr Labs"). Other oral antibiotics utilized for the treatment of acne include erythromycin, doxycycline and tetracycline marketed in branded and generic form by a variety of companies. LIDEX(R) and SYNALAR(R) compete with a number of corticosteroid brands in the super-, high-, mid-, and low-potency categories for the treatment of inflammatory and hyperproliferative skin conditions. Competing brands include Halog and Ultravate, marketed by Westwood-Squibb Pharmaceuticals, Inc.; Elocon, Diprolene, Diprosone and Valisone, marketed by Schering-Plough Corporation; Cyclocort, marketed by Fujisawa Pharmaceuticals Co., Ltd.; Temovate and Cutivate, marketed by Glaxo Wellcome plc; Psorcon, marketed by Rhone-Poulenc Rorer Pharmaceuticals Inc. ("Rhone"); and Aristocort, marketed by AHP. The Company believes that TRIAZ(R) competes with Benzamycin, marketed by a subsidiary of Rhone; Cleocin-T and a generic topical clindamycin, marketed by Pharmacia & Upjohn Co, Inc.; and Benzac, marketed by a subsidiary of L'Oreal ("Galderma"). The Company believes that LUSTRA(TM) primarily competes with Solaquin Forte and Melanex that is marketed by ICN Pharmaceuticals, Inc. ESOTERICA(R) primarily competes with Porcelana, marketed by Dep Corp. and AMBI, marketed by Kiwi Brands, a division of Sara Lee Brands Corporation. ZOSTRIX(R) primarily competes with other topical analgesics including Capzacin, Aspercream and Sportscream, marketed by Thomson Medical Co.; Icy Hot and Flexall, marketed by Chattem, Inc.; Bengay, marketed by Pfizer Inc., and other private label capsaicins and hot/cold rubs. In the category of cosmetic dermatology products, AFIRM(TM) and BETA-LIFTx(R) compete with various brands and private-label products, as well as compounds which some dermatologists formulate themselves in small quantities for their patients. Examples of competing brands include the Glytone line, marketed by C & M Pharmacal; the M.D. Formulations, M.D. Forte and Aqua Glycolic lines, marketed by Allergan Inc.; as well as various product lines marketed by NeoStrata Company, the Gly Derm division of ICN Pharmaceuticals, Inc., the Nova Skin Care Division of Glaxo Wellcome plc and Cellex-C Distribution Company.

         Several of the Company's products, including DYNACIN(R) and LIDEX(R), compete with generic (non-branded) pharmaceuticals which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products making branded products less attractive, from a cost perspective, to buyers. In addition, certain of the Company's OTC products, including ZOSTRIX(R), compete with private label products. The aggressive pricing activities of the Company's generic and private label competitors and the payment and reimbursement policies of third-party payors, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Intense Competition; Uncertainty of Technological Change in Item 7 of this Report."


GOVERNMENT REGULATION

      DRUG AND COSMETIC REGULATION

         The manufacture and sale of cosmetics and drugs are subject to regulation principally by the FDA and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The FTC and state and local authorities regulate the advertising of OTC drugs and cosmetics. The Food and Drug Act and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising and promotion of the Company's products. In general, products falling within the FDA's definition of "new drugs" require premarketing clearance by the FDA. Products falling within the FDA's definition of "cosmetics" or of "drugs" that are not "new drugs" and that are generally recognized as "safe and effective" do not require premarketing clearance.

         The steps required before a "new drug" may be marketed in the United States include (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application ("NDA") and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

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

         In general, FDA approval is required before a new drug product may be marketed in the United States. However, most OTC drugs are exempt from the FDA's premarketing approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drug ingredients then in the market. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drug ingredients that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. OTC drug ingredients are classified by the FDA in one of three categories: Category I ingredients, which are deemed "safe and effective for OTC use," Category II ingredients, which are deemed "not generally recognized as safe and effective for OTC use," and Category III ingredients, which are deemed "possibly safe and effective with studies ongoing." Based upon the results of these ongoing studies, the FDA may reclassify all Category III ingredients as Category I or Category II ingredients. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective unless the drug will pose a potential health hazard to consumers. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are subject to various FDA regulations concerning, for example, cGMP, general and specific OTC labeling requirements, prohibitions against promotion for conditions other than those stated in the labeling, and requirement that OTC drugs contain only suitable inactive ingredients. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

         The active ingredient in DYNACIN(R) products, minocycline, and the active ingredients in LIDEX(R) and SYNALAR(R), fluocinonide and fluocinolone acetonide, respectively, have been approved by the FDA under a NDA. The active ingredient in ZOSTRIX(R), capsaicin, is classified currently by the FDA as a category I ingredient. The active ingredient in TRIAZ(R) and BENZASHAVE(R) products has been classified as a Category III ingredient under a tentative final FDA monograph for OTC use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association ("NDMA"), a trade association of OTC drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in TRIAZ(R) and BENZASHAVE(R) products, is not a tumor promoter when tested in conjunction with UV light exposure. TRIAZ(R) and BENZASHAVE(R) products, which the Company sells on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. When the FDA issues the final monograph, the Company may be required by the FDA to sell TRIAZ(R) as an OTC drug unless the Company files an NDA covering such product. In addition, there can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ(R) from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

         Certain ESOTERICA(R) products contain the active ingredient hydroquinone at a 2% concentration, currently a Category I ingredient. Independent expert dermatologists have formally expressed the view that hydroquinone at a 2% concentration used for ESOTERICA(R) is generally recognized as safe and effective for its intended use. In 1992, with the concurrence of the FDA, the industry initiated dermatological metabolism and toxicity studies to fully support hydroquinone's continued Category I status. Notwithstanding the pendency or results of these tests, which may take up to three years to complete, the FDA may elect to classify hydroquinone as a Category III ingredient. The Company, in conjunction with the NDMA and other manufacturers, is responsible for 50% of the costs associated with these studies. An adverse decision by the FDA on the safety of hydroquinone could result in the assertion of product liability claims against the Company. Moreover, if hydroquinone is not maintained as a Category I or Category III ingredient, the Company would be required to cease marketing ESOTERICA(R) and LUSTRA(TM) products containing hydroquinone. An adverse decision by the FDA on the safety of hydroquinone could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Potential Product Liability; Limited Insurance Coverage in Item 7 of this Report."

         The ESOTERICA(R), TRIAZ(R), BENZASHAVE(R) and LUSTRA(TM) products must meet the composition and labeling requirements established by the FDA for products containing their respective basic ingredients. The Company believes that compliance with those established standards avoids the requirement for premarketing clearance of these products. There can be no assurance that the FDA will not take a contrary position.

         The active ingredient in ZOSTRIX(R), capsaicin, is classified currently by the FDA as a Category I ingredient. The active ingredient in OCCLUSAL-HP(R) and SALAC(R), salicylic acid, is classified currently by the FDA as a Category I ingredient. The active ingredient in PENTRAX(R), an extract of coal tar called Fractar, also is classified currently by the FDA as a Category I ingredient. NOVACET(R), containing the active ingredients sodium sulfacetamide and sulfur, is marketed under the FDA compliance policy entitled "Prescription Drugs Marketed Without an NDA." ZONALON(R), containing the active ingredient doxepin hydrochloride, has been approved by the FDA under an NDA with labeling limited to adult use.

         The Company believes its three THERAPLEX(R) moisturizers and the AFIRM(TM) and BETA-LIFTx(R) products, as they are promoted and intended by the Company for use, fall within the FDA's definition of "cosmetics" and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position in the future or that an adverse determination by the FDA would not result in withdrawal of the THERAPLEX(R) moisturizers or the AFIRM(TM) and BETA-LIFTx(R) products from the market. The Company believes that such products are subject to regulations governing product safety, use of ingredients, labeling and promotion, and methods of manufacture. See "Risk Factors -- Uncertainty of Government Regulation" in Item 7 of this Report.

CERTAIN FACTORS AFFECTING THE COMPANY'S PRODUCTS

         The Company believes that certain of its products, as they are promoted and intended by the Company for use, are exempt from being considered "new drugs" based on the date of introduction of their active ingredients and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position. If the FDA were to do so, the Company may be required to seek FDA approval for such products, market such products as OTC products or withdraw such products from the market. The Company believes that such products are subject to regulations governing product safety, use of ingredients, labeling and promotion and methods of manufacture.

         Clinical trials and the marketing and manufacturing of pharmaceutical products are subject to the rigorous testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary approvals to conduct clinical trials or to manufacture and market such products, that all necessary clearances will be granted to the Company or its licensors for future products on a timely basis, or at all, or that FDA review or other actions will not cause delays adversely affecting the marketing and sale of the Company's products. In addition, the testing and approval process with respect to certain new products which the Company may develop or seek to introduce is likely to take a substantial number of years and involve the expenditure of substantial resources. There can be no assurance that pharmaceutical products currently in development, or those products acquired or licensed by the Company, will be cleared for marketing by the FDA. Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Further, future government regulation could prevent or delay regulatory approval of the Company's products.

         There can be no assurance that any approval will be granted on a timely basis, or at all; that the FDA will not require post-marketing testing and surveillance to monitor the product and continued compliance with regulatory requirements; that the FDA will not require the submission of any lot of any product for inspection and will not restrict the release of any lot that does not comply with FDA standards; that the FDA will not otherwise order the suspension of manufacturing, recall or seizure of products; or that the FDA will not withdraw its marketing clearance of any product if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

         From time to time, the FDA has issued correspondence to pharmaceutical companies, including the Company, alleging that their advertising or promotional practices are false, misleading or deceptive. The Company has resolved all such complaints without any further adverse findings by the FDA and without incurring substantial expense. However, there can be no assurance that the Company will not receive such correspondence from the FDA in the future, or that, if such notices are received, they will not result in substantial cost or disruption, including fines and penalties, in material changes to the manner in which the Company promotes its products, in loss of sales of the Company's products or other material adverse effects on the Company's business, financial condition and results of operations.

         For both currently marketed and future products, failure to comply with the applicable regulatory requirements could, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, criminal prosecution, relabeling costs, delays in product distribution, marketing and sales, or seizure or cessation of manufacture of the products and the imposition of civil or criminal sanctions. There can be no assurance that the FDA will not change its position with regard to the safety or effectiveness of the Company's current or future products or that the FDA will agree with the Company's position regarding the regulatory status of its products. In the event that the FDA takes a contrary position regarding any of the Company's current or future products, the Company may be required to change its labeling or formulation or cease manufacturing and marketing such products. In addition, even prior to any formal regulatory action, the Company could decide voluntarily to cease distribution and sale or to recall any of its products if concern about the safety or efficacy of any of its products were to develop. Any such action could have a material adverse effect on the Company's business, financial condition and results of operations.

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

THIRD-PARTY REIMBURSEMENT

         The operating results of the Company will depend in part on the availability of adequate reimbursement for the Company's products from third-party payors, such as government entities, private health insurers and managed care organizations. Third-party payors increasingly are seeking to negotiate the pricing of medical services and products and to promote the use of generic, non-branded pharmaceuticals through payor-based reimbursement policies designed to encourage their use. In some cases, third-party payors will pay or reimburse a user or supplier of a prescription drug product only a portion of the purchase price of the product. In the case of the Company's prescription products, payment or reimbursement by third-party payors of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and prescribing physicians. There can be no assurance that reimbursement, if available, will be adequate. Moreover, certain of the Company's products are not of a type generally eligible for third-party reimbursement. If adequate reimbursement levels are not provided by government entities or other third-party payors for the Company's products, or if those reimbursement policies increasingly favor the use of generic products, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, managed care initiatives to control costs have influenced primary care physicians to refer fewer patients to dermatologists, resulting in a declining target market for the Company. Further reductions in referrals to dermatologists could have a material adverse impact upon the Company's business, financial condition and results of operations.

         A number of legislative and regulatory proposals aimed at changing the United States' health care system have been proposed in recent years. While the Company cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY INSURANCE

         The Company faces an inherent risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise received regulatory approval for commercial sale. There can be no assurance that the Company will not be subject to significant product liability claims. The Company currently has product liability insurance in the amount of $5.0 million per claim and $5.0 million in the aggregate on a claims-made basis. Many of the Company's customers require the Company to maintain product liability insurance coverage as a condition to their conducting business with the Company. As the loss of such insurance coverage could result in a loss of such customers, the Company intends to take all reasonable steps necessary to maintain such insurance coverage. There can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all, or that such insurance will be adequate to cover potential product liability claims, or that the loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

         As of June 30, 1998, the Company had 125 full-time employees. The Company believes its relationship with its employees is good. The Company intends to hire additional personnel as needed during the next 12 months.

ITEM 2:  PROPERTIES

         The Company presently occupies approximately 22,400 square feet of office space for its headquarters in Phoenix, Arizona, under a lease agreement which expires in May 2005. The Company believes that these facilities will be adequate to meet its needs for the presently foreseeable future.

         Medicis Canada, Inc., a wholly-owned subsidiary of the Company's GenDerm subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement which expires on April 30, 1999.


ITEM 3:  LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries are parties to actions and proceedings incident to their business, including certain litigation assumed in connection with the GenDerm acquisition. The Company believes liability in the event of final adverse determinations in any of these matters is either covered by the indemnification provided to the Company under the GenDerm acquisition agreement, insurance and/or established reserves, or, will not, in the aggregate, have a material adverse effect on the business, financial position or results of operations of the Company. There can be no assurance that an adverse determination on any action or proceeding will not have a material adverse effect on the business, financial condition and results of operations of the Company, or that the Company will be able to realize the full amount of any indemnification obligation that any person may have to the Company under the GenDerm acquisition agreement.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1998.

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




PRICE RANGE OF COMMON STOCK

         The Company's Class A Common Stock for fiscal 1998 was traded on the Nasdaq National Market under the symbol "MDRX." The following table sets forth for the fiscal periods indicated, the range of high and low sales prices for the Class A Common Stock of the Company on the Nasdaq National Market, as adjusted to reflect (i) the 1-for-14 reverse stock split of the Company's Common Stock effected on October 23, 1995, as adjusted to the nearest 1/16, (ii) the 3-for-2 stock split in the form of a 50% stock dividend paid on August 2, 1996 to holders of record as of July 22, 1996, and (iii) the 3-for-2 stock split in the form of a 50% stock dividend paid on March 28, 1997 to holders of record as of March 17, 1997.




                                                             HIGH          LOW

 FISCAL YEAR ENDED JUNE 30, 1998
                   First Quarter.....................     $  55-1/2    $  37-1/2
                   Second Quarter....................            56           40
                   Third Quarter.....................        51-1/8       38-1/2
                   Fourth Quarter....................        48-3/8       33-1/4

 FISCAL YEAR ENDED JUNE 30, 1997
                   First Quarter.....................     $  33-1/2    $  16-1/2
                   Second Quarter....................       40-3/16       26-2/3
                   Third Quarter.....................        47-1/3           28
                   Fourth Quarter....................            51       23-1/4

 FISCAL YEAR ENDED JUNE 30, 1996
                   First Quarter.....................     $   3-1/2    $   1-1/2
                   Second Quarter....................        7-1/16            3
                   Third Quarter.....................       14-1/16       6-1/16
                   Fourth Quarter....................            21       10-1/3

         On September 21, 1998, the last reported sale price on the Nasdaq National Market for the Company's Class A Common Stock was $40.88 per share. As of such date, there were approximately 319 holders of record of Class A Common Stock. As of September 24, 1998, the Company began trading on the New York Stock Exchange ("NYSE"). The Company is trading on the NYSE under the trading symbol MRX.

ITEM 6:  SELECTED FINANCIAL DATA

         The following selected financial data have been derived from the consolidated financial statements of Medicis Pharmaceutical Corporation for the fiscal years 1998, 1997, 1996, 1995 and 1994. Gross profit does not include amortization of the related intangibles.

                                                                                       JUNE 30,
                                                      --------------------------------------------------------------------------
                                                         1998           1997            1996            1995            1994(1)
                                                      --------         --------        --------        --------         --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                             $ 77,571         $ 41,159        $ 25,310        $ 19,132         $ 17,059
Gross profit                                            63,592           31,797          18,354          13,282           11,239
Operating expenses:
         Selling, general and administrative            27,424           16,484          10,868          10,330            8,786
         Research and development expenses               2,885            1,450             952             770            1,572
         In-process research and
          development                                   35,400             --              --              --               --
         Depreciation and amortization                   2,903              999             559             522              653
                                                      --------         --------        --------        --------         --------

Total operating expenses                                68,612           18,933          12,379          11,622           11,011
                                                      --------         --------        --------        --------         --------

Operating (loss) income                                 (5,020)          12,864           5,975           1,660              228
Other:
         Minority share of losses of Dyad                 --               --              --              --                677
         Gain on disposition of Dyad                      --               --              --               107             --
         Net interest income (expense)                   7,037            3,787              79             (94)            (249)
         Income tax (expense) benefit                  (14,424)             694           1,826             (60)            --
                                                      --------         --------        --------        --------         --------
Net (loss) income                                     ($12,407)        $ 17,345        $  7,880        $  1,613         $    656
                                                      ========         ========        ========        ========         ========

Basic net (loss) income per common share (2)          $  (0.77)        $   1.31        $   0.77        $   0.16         $   0.07
                                                      ========         ========        ========        ========         ========
Diluted net (loss) income per common share (2)        $  (0.77)        $   1.24        $   0.72        $   0.16         $   0.07
                                                      ========         ========        ========        ========         ========
Number of shares used in computing basic net
  (loss) income per common share (2)                    16,067           13,191          10,255           9,890            9,455
                                                      ========         ========        ========        ========         ========
Number of shares used in computing diluted
  net (loss) income per common share (2)                  16,067           14,039          10,891           9,890            9,455
                                                      ========         ========        ========        ========         ========



BALANCE SHEET DATA:                                                                     JUNE 30,
                                                      ------------------------------------------------------------------------
                                                         1998           1997            1996            1995           1994(1)
                                                         ----           ----            ----            ----           -------
                                                                                     (IN THOUSANDS)
Cash, cash equivalents and short-term
  investments                                         $237,921        $ 85,132        $  7,956        $    953        $    775
Working capital (deficiency)                           262,956          94,803          12,401             619          (1,978)
Total assets                                           352,350         140,537          26,313          13,850          12,726
Long-term debt                                              95             111             117             694             899
Stockholders' equity                                   324,495         131,565          19,460           7,387           5,263


(1) Fiscal 1994 includes the operations of Dyad Pharmaceutical Corporation ("Dyad"), which were divested in Fiscal 1995.

(2) In 1997, the Financial Accounting Standards Board issued SFAS No. 128 replacing the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

     ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Medicis was founded in 1987 to develop and market prescription and OTC products to treat dermatological conditions. Innovative Therapeutics, Inc. (the predecessor of the Company) was incorporated under the laws of the District of Columbia on July 1, 1987, subsequently changed its name to Medicis Corporation and was merged with and into Medicis Corporation, which was incorporated on July 29, 1988 under the laws of Delaware, pursuant to an Agreement of Merger dated July 29, 1988. Medicis Corporation subsequently changed its name to Medicis Pharmaceutical Corporation.

         Medicis is the leading independent pharmaceutical company in the United States focusing exclusively on the treatment of dermatological conditions. The Company offers prescription, OTC, and physician-dispensed dermatology products, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions, and pruritic conditions, while also offering the leading OTC topical analgesic containing capsaicin and the leading OTC fade cream product in the United States. The Company has built its business through successfully introducing prescription products such as DYNACIN(R) and TRIAZ(R) for the treatment of acne, LUSTRA(TM) for the treatment of skin discolorations and photoaging, as well as marketing OTC products such as the ESOTERICA(R) fade cream product line. In addition, Medicis has acquired the LIDEX(R) and SYNALAR(R) corticosteroid product lines from Syntex and the entire product line from GenDerm, including ZOSTRIX(R) topical analgesic and NOVACET(R) acne rosacea treatments. Medicis has also formed a business unit to market non-prescription cosmetic dermatology treatments for sale directly to dermatologists in the United States for administering and dispensing to patients.

         Prescription pharmaceuticals accounted for 77.0%, 86.5%, and 83.2% of net sales in the fiscal years ended fiscal 1998, fiscal 1997, fiscal 1996, respectively. The Company believes, that as a result of the GenDerm acquisition, OTC products will account for a greater percentage of the Company's total sales in future quarters with minimal impact on the Company's gross profit margins.

         The Company derives a majority of its revenue from sales of the Key Products. The Company believes that sales of the Key Products will constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products, individually or collectively, would have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescribing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims, the outcome of disputes relating to trademarks, patents and other rights or other factors.

         The Company's results of operations may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals; expenditures and timing relating to the acquisition and integration of businesses; changes in the prescribing practices of dermatologists; the introduction of new products by the Company or its competitors; cost increases from third-party manufacturers; manufacturing and supply interruptions; the availability and cost of raw materials; the mix of products sold by the Company; changes in marketing and sales expenditures; market acceptance of the Company's products; competitive pricing pressures; the outcome of disputes relating to trademarks, patents and other rights; general economic and industry conditions that affect customer demand; and the Company's level of research and development activities. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company's revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's operating expenses are relatively fixed in the short term. Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

         In December 1997, the Company acquired 100% of the common stock of GenDerm for approximately $60.0 million and the Company could pay an additional sum not to exceed $20.0 million if sales of GenDerm products, as defined in the acquisition agreement, are in excess of $31.0 million during calendar 1999 and certain other conditions are met (the "GenDerm Earnout Amount"). A significant portion of the purchase price was identified in an independent valuation, using proven valuation procedures and techniques, as intangible assets. These intangible assets included $35.4 million for acquired in-process research and development ("in-process R&D") for projects in development for which there is no alternative future use. This allocation represents the estimated fair market value based on projected cash flows related to the in-process R&D projects. At the date of the acquisition, the development of these projects was not yet completed and the in-process R&D had no alternative future uses. Accordingly, these costs were expensed in the fiscal quarter ended December 31, 1997. The Company estimates that approximately $6.7 million will be incurred to complete the acquired in-process R&D projects over the four years subsequent to the acquisition.

         Products acquired in the GenDerm transaction include, among others, the prescription brands NOVACET(R) and ZONALON(R), as well as the OTC brands ZOSTRIX(R), OCCLUSAL-HP(R), PENTRAX(R), and SALAC(R). Prior to the acquisition, the Company did not market any products in the topical acne rosacea treatment, anti-itch medication, topical analgesic or wart treatment markets, and the Company has no experience marketing such products. Successful integration of these products by the Company is important to maintaining growth of sales of these products. There can be no assurance that the Company will be able to successfully integrate, market and sell the products acquired from GenDerm, or that such products will be accepted by the market at levels previously achieved by GenDerm, or sufficient to maintain growth. The failure of the Company to successfully integrate, market and sell these products would have a material adverse effect on the Company's business, financial condition and results of operations.

         The acquisition involves a number of risks that could adversely affect the Company's operating results, including the assumption of liabilities and obligations of GenDerm, including the liabilities and obligations which may not have been adequately disclosed to the Company, the diversion of management's attention, the assimilation of the acquired operations into the Company's business, and the valuation of acquired intangible assets. The agreement governing the terms of the acquisition limits the Company's remedies for any losses incurred by the Company in connection with the acquisition to the indemnification rights specifically provided to the Company under the agreement governing the acquisition. The indemnification rights are limited to a maximum of $11.0 million subject to certain adjustments together with the GenDerm Earnout Amount and any interest thereon. Any claims for indemnification must be made prior to August 1, 2000, in accordance with the terms of the agreement governing the acquisition. There can be no assurance that the acquisition of GenDerm by the Company will not materially and adversely affect the Company or that such acquisition will enhance the Company's business.

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

         Medicis customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson, Bergen Brunswig, Cardinal, Bindley Western Drug Company and other major drug chains. During fiscal 1998, McKesson, Bergen Brunswig, and Cardinal, accounted for 16.9%, 13.2% and 12.6% respectively, of the Company's sales. During fiscal 1997, McKesson, Cardinal, and Bergen Brunswig accounted for 20.6%, 16.3% and 10.9% respectively, of the Company's sales. During fiscal 1996, McKesson, Bergen Brunswig and Cardinal accounted for

15.5%, 12.2% and 11.8%, respectively, of the Company's sales. The loss of any of these customer's accounts could have a material adverse effect upon the Company's business, financial condition or results of operations.

         The Company plans to spend substantial amounts of capital to continue the research and development of its pharmaceutical products. Actual expenditures will depend upon the Company's financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net sales will fluctuate from period to period. The Company can give no assurance that the research and development projects will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval may be necessary.

         The Company intends to seek additional acquisitions of dermatology products to leverage its existing distribution channels and marketing infrastructure, and to aggressively market formulations of existing products. The success of the Company's efforts is subject to a number of risks and uncertainties including dependence on sales of Key Products and integration of new product acquisitions, risks associated with the GenDerm acquisition, reliance upon third-party manufacturers to produce certain Key Products, the ability to effectively manage a changing business, uncertainties related to pharmaceutical pricing and reimbursement and the uncertainty of competitive forces within the pharmaceutical industry which affect both the market for its products and the availability of product lines for acquisitions which meet the Company's acquisition criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

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

                               PERCENTAGE OF SALES

                                                  JUNE 30,
                                    ------------------------------------
                                     1998*           1997          1996
                                    -------        -------       -------
Net sales                             100.0%         100.0%        100.0%
Gross profit                           82.0           77.3          72.5
Operating expenses                     42.8           46.0          48.9
Operating income                       39.2           31.3          23.6
Interest income, net                    9.0            9.2           0.3
Income tax (expense) benefit          (18.6)           1.6           7.2
                                    -------        -------       -------
Net income                             29.6%          42.1%         31.1%
                                    =======        =======       =======


*Absent special charge for in-process research and development.

         The following table reflects certain selected unaudited quarterly operating results of the Company for each of the past eight quarters through the quarter ended June 30, 1998. The Company believes that all necessary adjustments have been included to present fairly the quarterly information. The operating results for any quarter are not necessarily indicative of the results for any future period. Gross profit does not include amortization of the related intangibles.

                                            FISCAL 1998                                 FISCAL 1997
                             -------------------------------------        ------------------------------------
                             SEPT.      DEC.*      MARCH      JUNE        SEPT.       DEC.     MARCH      JUNE
                             -----      -----      -----      ----        -----       ----     -----      ----
                                                      (in thousands, except per share data)
Net sales                   $13,911    $16,928    $22,527    $24,205    $ 7,268    $ 8,508    $10,976    $14,407
Gross profit                 11,365     13,924     18,535     19,768      5,313      6,255      8,499     11,730
Operating expenses            6,403      7,718      9,871      9,220      3,718      3,956      5,045      6,214
Operating income              4,962      6,206      8,664     10,548      1,595      2,299      3,454      5,516
Net income                    3,751      4,349      6,434      8,459      3,604      3,251      4,337      6,153
Net income per
   common share:
Basic                       $  0.26    $  0.30    $  0.38    $  0.45    $  0.34    $  0.24    $  0.31    $  0.43
Diluted                     $  0.25    $  0.29    $  0.37    $  0.44    $  0.32    $  0.22    $  0.29    $  0.41
Shares used in
   computing net
   income per common share:
Basic                        14,313     14,367     16,883     18,750     10,581     13,818     14,159     14,239
Diluted                      15,022     15,087     17,554     19,377     11,389     14,703     14,944     14,932



*Absent special charge for in-process research and development

         Quarterly results may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals; expenditures and timing relating to acquisition and integration of businesses; changes in the prescribing practices of dermatologists; the introduction of new products by the Company or its competitors; cost increases from third-party manufacturers; supply interruptions; the availability and cost of raw materials; the mix of products sold by the Company; changes in marketing and sales expenditures; market acceptance of the Company's products; competitive pricing pressures; the outcome of disputes relating to trademarks, patents and other rights; general economic and industry conditions that affect customer demand; and the Company's level of research and development activities. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

YEARS ENDED JUNE 30, 1998 AND 1997

      NET SALES

         Net sales for fiscal 1998 increased 88.5%, or $36.4 million, to $77.6 million from $41.2 million for fiscal 1997. The Company's net sales increased in fiscal 1998 primarily as a result of both unit and dollar sales growth associated with an increase in market share of the existing prescription products, the launch of the Company's internally developed LUSTRA(TM) product, and the acquisition of GenDerm in December 1997. The Company's prescription products accounted for 77.0% of net sales in fiscal 1998 and 86.5% in fiscal 1997. Net sales of the Company's prescription products grew 67.7%, or $24.1 million, to $59.7 million in 1998 from $35.6 million in fiscal 1997, primarily due to the continued growth of the TRIAZ(R) products, a full year of sales of the LIDEX(R) and SYNALAR(R) products acquired in February 1997, the purchase of the prescription products from GenDerm and the launch of the Company's LUSTRA(TM) product which was introduced in the third quarter of fiscal 1998. The Company's OTC products and physician-dispensed division accounted for 23.0% of net sales for fiscal 1998 and 13.5% in fiscal 1997. OTC sales increased approximately 222.2%, primarily due to the acquisition of the OTC products from GenDerm in the second quarter of fiscal 1998.

      GROSS PROFIT

         Gross profit during fiscal 1998 increased 100.0%, or $31.8 million, to $63.6 million from $31.8 million in fiscal 1997. As a percentage of net sales, gross profit grew to 82.0% in fiscal 1998 from 77.3% in fiscal 1997, primarily as a result of a full year of sales of the LIDEX(R) and SYNALAR(R) products, the increase in sales of TRIAZ(R) products, sales of NOVACET(R) and ZONALON(R) products which were acquired in the GenDerm acquisition, and sales of LUSTRA(TM), which was launched by the Company in the third quarter of fiscal 1998, all of which enjoy margins in excess of the aggregate corporate gross profits.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses in fiscal 1998 increased 66.4%, or $10.9 million, to $27.4 million from $16.5 million in fiscal 1997. This increase was primarily attributable to an increase in promotional costs associated with the sampling and advertising of the Company's products, promotional costs associated with the launch of LUSTRA(TM), an internally developed prescription product, and variable costs commensurate with increased sales volumes. The increase in personnel costs is attributable to an increase in the number of employees to 125 in fiscal 1998 from 85 in fiscal 1997 and yearly salary escalation for existing employees. Selling, general and administrative expenses as a percentage of net sales in fiscal 1998 decreased 4.7 percentage points to 35.4% from 40.1% in fiscal 1997.

      RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses in fiscal 1998 increased 99.0%, or $1.4 million, to $2.9 million from $1.5 million in fiscal 1997, primarily due to development efforts relating to the Company's newest product, LUSTRA(TM), and new products and expenses associated with the clinical support of the Company's existing products.

      DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expenses in fiscal 1998 increased 190.6%, or $1.9 million, to $2.9 million from $1.0 million in fiscal 1997. This increase is primarily attributable to the amortization of a full year of the purchase price of the LIDEX(R) and SYNALAR(R) products purchased by the Company in February 1997. The Company is amortizing this purchase price over a 25-year period. The Company's depreciation and amortization also increased due to the amortization of the intangible assets acquired in connection with the acquisition of GenDerm in December 1997.

      IN-PROCESS RESEARCH AND DEVELOPMENT

         The Company recorded $35.4 million as in-process research and development during the second quarter of fiscal 1998 as part of the allocated purchase price of GenDerm. The amount allocated to in-process research and development was based on an independent appraisal of GenDerm's completed and in-process technologies. The in-process research and development of $35.4 million was charged to operations as required under generally accepted accounting principles with the recording of the purchase price allocation (see "Overview"). No such amount was recorded in fiscal 1997.

      OPERATING (LOSS) INCOME

         Operating income for fiscal 1998 decreased 139.0%, or $17.9 million to a $5.0 million operating loss from $12.9 million in income in fiscal 1997. This decrease is a result of a $35.4 million in-process research and development charge relating to the Company's purchase of GenDerm in December 1997. Absent this special charge, operating income in fiscal 1998 increased 136.2%, or $17.5 million, to $30.4 million from $12.9 million in fiscal 1997 as a result of higher sales volume, coupled with a 4.7 percentage point increase in the Company's gross profit as a percentage of net sales and a decrease of 4.7 percentage points in selling, general and administrative expenses as a percentage of sales offset by an increase in research and development and depreciation and amortization expenses.

NET INTEREST INCOME (EXPENSE)

         Interest income in fiscal 1998 increased $3.2 million, to $7.0 million from $3.8 million in fiscal 1997, primarily due to higher cash, cash equivalent and short-term investment balances during fiscal 1998, attributable to the Company's public offering of its common stock in February 1998, which resulted in offering proceeds of $209.4 million before related expenses or $197.9 million net of related expenses. Interest expense in fiscal 1998 decreased 13.8%, or $3,800, to $23,600 from $27,400 in fiscal 1997.

      INCOME TAX (EXPENSE) BENEFIT

         Income tax expense during fiscal 1998 increased $15.1 million to an expense of $14.4 from a benefit of $0.7 million in fiscal 1997. The Company's tax provision is recorded at an effective tax rate of 39%. No income tax benefit is associated with the charge for in-process research and development. The income tax benefit for fiscal 1997 is a result of management reducing the valuation allowance required to reduce deferred tax assets in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to an amount the Company believes appropriate.

      NET (LOSS) INCOME

         Net income during fiscal 1998 decreased approximately 171.5%, or $29.7 million, to a $12.4 million loss from $17.3 million in income for fiscal 1997. This decrease is the result of a special charge for in-process research and development relating to the Company's purchase of GenDerm in December 1997. Absent this special charge, net income for fiscal 1998 increased 32.6%, or $5.7 million, to $23.0 million from $17.3 million in fiscal 1997 as a result of an increase in sales volume, an increase in gross profit as a percentage of net sales, a decrease in selling, general and administrative costs as a percentage of net sales and an increase in net interest income offset by an increase in income taxes and research and development expenses as a percentage of net sales.

YEARS ENDED JUNE 30, 1997 AND 1996

      NET SALES

         Net sales for fiscal 1997 increased 62.6%, or $15.9 million, to $41.2 million from $25.3 million for fiscal 1996. The Company's net sales increased in fiscal 1997 primarily as a result of both unit and dollar sales growth associated with an increase in market share of the existing prescription and OTC products and the acquisition of a new prescription product line in February 1997. The Company's prescription products accounted for 86.5% of net sales in fiscal 1997 and 83.2% in fiscal 1996. Net sales of the Company's prescription products grew 68.9%, or $14.5 million, to $35.6 million in 1997 from $21.1 million in fiscal 1996, primarily due to the Company's acquisition of the LIDEX(R) and SYNALAR(R) products in February 1997 and the continued growth in units and dollars of the Company's DYNACIN(R) and TRIAZ(R) products. The Company's OTC products and cosmetic division accounted for 13.5% of net sales for fiscal 1997 and 16.8% in fiscal 1996. OTC sales increased approximately 27.7%, primarily due to an increase in units and dollars of the Company's ESOTERICA(R) products.

      GROSS PROFIT

         Gross profit during fiscal 1997 increased 73.2%, or $13.4 million, to $31.8 million from $18.4 million in fiscal 1996. As a percentage of net sales, gross profit grew to 77.3% in fiscal 1997 from 72.5% in fiscal 1996, primarily as a result of the acquisition of the LIDEX(R) and SYNALAR(R) products, which enjoy higher profits than the Company's other products, the increase in sales of TRIAZ(R) products, which also enjoy profits in excess of aggregate corporate gross profit percentages, manufacturing cost reductions for DYNACIN(R) products and a change in sales mix toward the Company's prescription products, which have higher gross profits.

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

      OPERATING INCOME

         Operating income during fiscal 1997 increased 115.3%, or $6.9 million, to $12.9 million from $6.0 million in fiscal 1996 and increased as a percentage of net sales to 31.3% from 23.6% in fiscal 1996. This increase was primarily a result of higher sales volume, coupled with an increase in the Company's gross profit and the reduction in operating expenses as a percentage of net sales.

      NET INTEREST INCOME (EXPENSE)

         Interest income in fiscal 1997 increased $3.6 million, to $3.8 million from $0.2 million in fiscal 1996, primarily due to higher cash, cash equivalent and short-term investment balances during fiscal 1997, attributable to the public offering completed by the Company in October 1996, raising $95.7 million before related expenses, or $90.1 million net of related expenses. Interest expense in fiscal 1997 decreased 63.8%, or $48,000, to $27,000 from $76,000 in fiscal 1996.

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

NET INCOME

         Net income during fiscal 1997 increased approximately 120.1%, or $9.4 million, to $17.3 million from $7.9 million in fiscal 1996. The increase was primarily attributable to an increase in sales volume, an increase in gross profit as a percentage of net sales, and a reduction of operating expenses as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998 and June 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $237.9 million and $85.1 million, respectively. The Company's working capital was $263.0 million at June 30, 1998, and $94.8 million at June 30, 1997.

         In fiscal 1998, the Company increased its cash position through a public offering of common stock yielding $209.4 million before related expenses, $14.7 million cash provided by operations and $1.0 million generated from the exercise of stock options. During fiscal 1998, the Company paid $60.0 million for the purchase of 100% of the outstanding common stock of GenDerm.

         At June 30, 1998 and June 30, 1997, the Company had net accounts receivable of $18.9 million and $6.4 million, respectively. The increase in the Company's accounts receivable balances is related primarily to a 68.0% increase in sales volume in the fourth quarter of fiscal 1998 as compared to the quarter ended June 30, 1997, coupled with an increase in accounts receivable as a result of a joint venture with IMX Pharmaceutical Corporation established in June 1998 (the "IMX Joint Venture"), which the Company is required to consolidate on its balance sheet.

         At June 30, 1998 and June 30, 1997 the Company had inventories of $9.2 million and $3.0 million, respectively. The increase in the Company's inventory balances is related primarily to an increase in the number of stock keeping units ("SKU") acquired and inventory purchase commitments assumed in the GenDerm acquisition and the IMX Joint Venture.

OTHER MATTERS

         In February 1997, the Company acquired the United States and Canadian dermatology assets of Syntex, from various affiliates of Syntex and its parent company, F. Hoffman-LaRoche, Ltd. The Company, using cash reserves, paid $28 million, and must pay an additional $3 million, in $1 million installments, on the anniversary of the purchase for each of the subsequent three years unless certain market conditions are not obtained. Medicis paid the first of three installments in January 1998. Medicis entered into four separate Asset Purchase Agreements with various Roche affiliates (the "Purchase Agreements") for the acquisition of the intellectual property rights, know-how, and all finished goods inventory specifically associated with Syntex's topical corticosteroid dermatology products (the "Purchased Products") in the United States and Canada. The Purchased Products include the prescription topical steroid brands LIDEX(R) and SYNALAR(R). These topical corticosteroids combat inflammatory and hyperproliferative skin diseases by reducing swelling and pain, relieving itching, and constricting blood vessels in the skin.

         During June 1997, the Company entered into a joint product development and distribution agreement with an unrelated third party whereby the Company will pay certain costs with respect to certain product approvals estimated to be approximately $1 million.

         In December 1997, the Company acquired 100% of the common stock of GenDerm as more fully discussed in "Overview" above.

         Inflation did not have a significant impact upon the results of the Company during fiscal 1998, 1997 or 1996.

         The Year 2000 issue results from the inability of some computer programs to identify the year 2000 properly, potentially leading to errors or system failure. A company's business may be adversely affected if it, or any of its suppliers and customers or others with whom it transacts business (including its banks and governmental agencies), have not timely resolved the year 2000 issue. In response to its rapid growth, the Company selected a new management information system in fiscal 1997, which was implemented in fiscal 1998 that is expected to meet its presently anticipated needs. In selecting a system, Year 2000 compliance was one of the criteria. The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs associated with modifying and testing its systems for the Year 2000. Although the Company is not yet able to estimate its incremental cost for the Year 2000 issues, within its internal information systems, based on its preliminary review to date, the Company does not believe Year 2000 issues, will have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently working with critical third parties to determine the impact of Year 2000 issues on their business and operations and its collateral impact on the business and operations of the Company and plans to remediate Year 2000 issues where their systems interface with the Company's systems. The assessment and necessary modification for the Year 2000 issue are estimated to be completed in late 1999.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, set forth below under "Risk Factors."

RISK FACTORS

         This Company's Form 10K contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10K.

DEPENDENCE ON SALES OF KEY PRODUCTS

         The Company derives a majority of its revenue from sales of DYNACIN(R), TRIAZ(R) and LIDEX(R) products and expects the newly acquired line of ZOSTRIX(R) products to also be a significant contributor to revenues (the "Key Products"). The Company believes that sales of the Key Products will constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products individually or collectively would have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescribing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims or other factors. See "Item 1. Business -- Products in Development," "-- Manufacturing," "-- Certain License and Royalty Agreements," "-- Competition" and "-- Government Regulation."

UNCERTAINTY OF FUTURE FINANCIAL RESULTS; FLUCTUATIONS IN OPERATING RESULTS

         The Company's results of operations may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals, expenditures and timing relating to acquisition and integration of businesses, changes in the prescribing practices of dermatologists, the introduction of new products by the Company or its competitors, cost increases from third-party manufacturers, manufacturing or supply interruptions, the availability and cost of raw materials, the mix of products sold by the Company, changes in marketing and sales expenditures, market acceptance of the Company's products, competitive pricing pressures, general economic and industry conditions that affect customer demand, and the Company's level of research and development activities. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company's revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's operating expenses are relatively fixed in the short term. Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

DEPENDENCE ON ACQUISITION STRATEGY AND NEW PRODUCT INTRODUCTIONS

         The Company's strategy for growth is substantially dependent upon its continued ability to acquire products targeted at the dermatology market. The Company engages in limited proprietary research and development of new products and must rely upon the willingness of other companies to sell or license product lines. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company to acquire such products. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, or at all. The failure of the Company to acquire additional products or successfully introduce new products could have a material adverse effect on the Company's business, financial condition and results of operations. Further, any new internally developed or acquired products may have different distribution channels and may face different pricing pressures and levels of competition than the Company's current products. Consequently, there can be no assurance that the Company will be able to compete favorably and attain market acceptance in any new product category or successfully integrate any acquired products or businesses. In addition, any such products may require the Company to significantly increase its sales force and incur commensurate expenses in anticipation of a new product introduction. Failure of the Company to successfully introduce and market new products, whether internally developed or acquired from third parties, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

RISKS ASSOCIATED WITH GENDERM ACQUISITION

         In December 1997, the Company acquired 100% of the common stock of GenDerm for approximately $60.0 million; and the Company could pay an additional sum not to exceed $20.0 million if sales of GenDerm products, as defined in the acquisition agreement, are in excess of $31.0 million during calendar 1999 and certain other conditions are met (the "GenDerm Earnout Amount"). Products acquired in the transaction include, among others, the prescription brands NOVACET(R) and ZONALON(R), as well as the OTC brands ZOSTRIX(R), OCCLUSAL-HP(R), PENTRAX(R), and SALAC(R). Prior to the acquisition, the Company did not market any products in the topical acne rosacea treatment, anti-itch medication, topical analgesic or wart treatment markets, and the Company has no experience marketing such products. Successful integration of these products by the Company is important to maintaining growth of sales of these products. The historical net sales of GenDerm, prior to its acquisition by Medicis, are based upon GenDerm's sales practices which the Company believes may have included discounts and sales incentives to increase GenDerm's sales above historic consumption levels. Due to these selling practices, there can be no assurance that the Company can attain similar sales levels of the GenDerm products. There can be no assurance that the Company will be able to successfully integrate, market and sell the products acquired from GenDerm, or that such products will be accepted by the market at levels previously achieved by GenDerm, or sufficient to maintain growth. The failure of the Company to successfully integrate, market and sell these products would have a material adverse effect on the Company's business, financial condition and results of operations.

         The acquisition involves a number of risks that could adversely affect the Company's operating results, including the assumption of liabilities and obligations of GenDerm, including the liabilities and obligations which may not have been adequately disclosed to the Company, the diversion of management's attention, and the assimilation of the acquired operations into the Company's business, and the valuation of acquired intangible assets. The agreement governing the terms of the acquisition limits the Company's remedies for any losses incurred by the Company in connection with the acquisition to the indemnification rights specifically provided to the Company under the agreement governing the acquisition. The indemnification rights are limited to a maximum of $11.0 million, subject to certain adjustments, together with the GenDerm Earnout Amount, and any interest thereon. Any claims for indemnification must be made prior to August 1, 2000 in accordance with the terms of the agreement governing the acquisition. There can be no assurance that the acquisition of GenDerm by the Company will not materially and adversely affect the Company or that such acquisition will enhance the Company's business. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

INTENSE COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE

         The pharmaceutical industry is characterized by intense competition, rapid product development and technological change. Most of the Company's competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales, development and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's product lines. The Company's products could be rendered obsolete or made uneconomical by the development of new or improved products to treat the conditions addressed by the Company's products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition and results of operations could be materially adversely affected by any one or more of such developments.

         DYNACIN(R) competes with Minocin, a branded minocycline product marketed by AHP, Vectrin, marketed by Warner-Chilcott and generic minocycline products marketed by Schein, BioCraft, and Barr Labs. Other oral antibiotics utilized for the treatment of acne include erythromycin, doxycycline and tetracycline marketed in branded and generic form by a variety of companies. LIDEX(R) competes with a number of corticosteroid brands in the super-, high-, mid-, and low-potency categories for the treatment of inflammatory and hyperproliferative skin conditions. Competing brands include Halog, marketed by Westwood-Squibb Pharmaceuticals, Inc.; Elocon, Diprolene, Diprosone and Valisone, marketed by Schering-Plough Corporation.; Cyclocort, marketed by Fujisawa Pharmaceuticals Co., Ltd.; Temovate and Cutivate, marketed by Glaxo Wellcome plc; Psorcon, marketed by Rhone; and Aristocort, marketed by AHP. The Company believes that TRIAZ(R) competes with Benzamycin, marketed by a subsidiary of Rhone; Benzac, marketed by Galderma; and Cleocin-T and a generic topical clindamycin, marketed by Pharmacia & Upjohn Co, Inc. ZOSTRIX(R) primarily competes with other topical analgesics, including Capzasin, Aspercreme and Sportscreme marketed by Thompson Medical Company, Inc.; Icy Hot and Flexall, marketed by Chattem Inc.; Bengay, marketed by Pfizer Inc. and other private label capsaicins and hot/cold rubs. In addition, the Company's other products, including the OTC and cosmetic dermatology products, also compete with various brands and private-label products, as well as with compounds which some dermatologists formulate themselves in small quantities for their patients.

         Several of the Company's products, including DYNACIN(R) and LIDEX(R), compete with generic (non-branded) pharmaceuticals which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products by making branded products less attractive, from a cost perspective, to buyers. In addition, certain of the Company's OTC products, including ZOSTRIX(R), compete with private label products. The aggressive pricing activities of the Company's generic and private label competitors and the payment and reimbursement policies of third-party payors could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Competition."

UNCERTAINTY OF MANAGING GROWTH

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

         The Company's business strategy includes potential acquisitions of products and businesses and introductions of new products. The Company anticipates that the integration of additional new businesses or potential products, if any, would require significant expense and management time and attention. Failure to manage growth effectively would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "-- Products in Development."

RELIANCE ON THIRD-PARTY MANUFACTURERS AND SOLE-SOURCE SUPPLIERS

         The Company currently contracts for all of its manufacturing needs and is required by the FDA to contract only with manufacturers that comply with the FDA's cGMP regulations and other applicable laws and regulations. The Company typically does not enter into long-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, there can be no assurance that the Company will be able to obtain adequate supplies of its products in a timely fashion, on acceptable terms, or at all.

         The Company's DYNACIN(R) products are manufactured solely by Schein in compliance with the Company's specifications and quality standards pursuant to a supply agreement. Under the agreement, Schein manufactures minocycline for sale in the branded market exclusively for the Company, but may manufacture and sell minocycline for itself or others as a generic product. Schein currently manufactures minocycline for the generic market under its own label. The supply agreement expires in December 2003, but is subject to automatic renewal for successive two-year periods if neither party gives timely notice of termination. It may also be terminated by either party without cause upon 12-months notice. Schein may terminate the exclusivity portion of the agreement if its gross profit on sales of DYNACIN(R) products falls below a specified level. The agreement also provides that the Company will purchase all of its requirements for minocycline from Schein but may purchase some of its requirements from another manufacturer if Schein fails to meet certain cost standards or fails to provide the Company with all of its requirements for two of four consecutive quarters. Either party may terminate the agreement in the event that the other party cannot perform under the agreement for a period of three months or longer for certain reasons beyond its control. The inability of Schein to fulfill the Company's supply requirements for DYNACIN(R), one of the Company's largest-selling products, in a timely fashion would have a material adverse effect on the Company's business, financial condition and results of operations.

         The majority of the Company's LIDEX(R) products are manufactured by Patheon in accordance with a manufacturing and supply agreement. Under the terms of the agreement, Roche supplies, at cost, active ingredients necessary for manufacturing the LIDEX(R) products. The Patheon manufacture and supply agreement expires in January 1999, but is subject to one-year automatic renewals if neither party gives timely notice of termination. The inability of Patheon to fulfill the Company's supply requirements for LIDEX(R) in a timely fashion would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's ZOSTRIX(R) products, among others, are manufactured for distribution in the United States primarily by DPT in accordance with a manufacturing and supply agreement and in Canada by Patheon on a purchase order basis. Under the DPT agreement assumed by the Company in connection with the acquisition of GenDerm, the Company is required to purchase at least 90% of its annual sales requirements from DPT. The DPT manufacturing agreement expires in December 2003. Either party may terminate the agreement upon two years notice by the Company and three years notice by DPT. The notice period is reduced to 60 days if either party fails to perform, without cure, its obligations under the DPT manufacturing agreement.

         The Company has entered into manufacturing and supply agreements with third parties for certain of its other products. Certain of the Company's products, including TRIAZ(R) products, are produced on a purchase order basis only from various manufacturers.

         There can be no assurance that the manufacturers of the Company's products will continue to meet the FDA's regulations or the Company's product specifications and standards for the indicated products or that they can continue to meet product demand on a consistent and timely basis. Certain of the Company's products, including the DYNACIN(R) products, are manufactured by a sole manufacturer. Because of the FDA requirement for cGMP validation of manufacturing facilities for particular products, validation of a new facility to serve as a replacement source of manufacturing requires a substantial period of time. Any loss of a manufacturer or any difficulty relating to the manufacturing of the Company's products, especially the Key Products, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company faces the risk that, upon expiration of the term of any third-party manufacturing agreement, it may not be able to renew or extend the agreement with the third-party manufacturer, to obtain an alternative manufacturing source from other third parties or to develop internal manufacturing capabilities on commercially viable terms, if at all. The Company has obtained business interruption insurance against the loss of income for up to 12 months due to the interruption of manufacturing of the Company's Key Products due to certain causes. There can be no assurance that the policy will cover all manufacturing interruptions or that the amount of such insurance will be adequate to fully protect the Company for losses associated with such interruptions. Any loss in excess of coverage limits could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's third-party manufacturers rely on certain suppliers of key raw materials. Certain of those materials are purchased from single sources and others may be purchased from single sources in the future. Any disruption in supplies, including delays due to the inability of the Company or its manufacturers to procure raw materials, could have a material adverse effect on the Company's business, financial condition and results of operations.

         To manage its resources effectively, the Company attempts to maintain inventory levels that are no greater than necessary to meet the currently projected needs of its customers. Any interruptions in the supply of any of the Company's products due to shortages in raw materials, changes in manufacturing sources, regulatory changes or other causes could delay or eliminate the Company's ability to distribute such products. There can be no assurance that the Company will not suffer supply insufficiencies or interruptions or that it will be able to obtain adequate supplies of its products in a timely fashion, or at all. The loss of a manufacturer, the failure to obtain or validate a replacement manufacturer on a timely basis, other manufacturing problems or any interruption of supply could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Manufacturing."

UNCERTAINTY OF PRODUCT DEVELOPMENT

         The Company has developed and obtained rights to certain pharmaceutical agents in various stages of development. The Company has a variety of products under development, ranging from existing product line extensions to new products to reformulations of existing products. All products and technologies under development require significant commitment of personnel and financial resources. Several products require extensive clinical evaluation and premarketing clearance by the FDA and comparable agencies in other countries prior to commercial sale. There can be no assurance that any of these products under development will be successfully introduced. Certain of the products and technologies under development have been licensed from third parties. The failure of the Company to meet its obligations under one or more of these agreements could result in the termination of the Company's rights under such agreements. In addition, the Company regularly reevaluates its product development efforts. On the basis of these reevaluations, the Company has in the past, and may in the future, abandon development efforts for particular products. There can be no assurance that any product or technology under development will result in the successful introduction of any new product. The failure to introduce new products into the market on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Products in Development" and "-- Government Regulation."

         The Company has in the past supplemented, and may in the future supplement, its research and development efforts by entering into research and development agreements with other pharmaceutical companies in order to defray the cost of product development. There can be no assurance that the Company will be able to enter into additional research and development agreements acceptable to the Company, or at all. See "Item 1. Business -- Products in Development" and "-- Certain Licenses and Royalty Agreements."

UNCERTAINTY OF GOVERNMENT REGULATION

         The manufacture and sale of cosmetics and drugs is subject to regulation principally by the FDA and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission ("FTC") and state and local authorities regulate the advertising of OTC drugs and cosmetics. The Federal Food, Drug, and Cosmetic Act, as amended (the "Food and Drug Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. In general, products falling within the FDA's definition of "new drugs" require premarketing clearance by the FDA. Products falling within the FDA's definition of "cosmetics" or of "drugs" that are not "new drugs" and that are generally recognized as "safe and effective" do not require premarketing clearance.

         In general, FDA approval is required before a new drug product may be marketed in the United States. However, most OTC drugs are exempt from the FDA's premarketing approval requirements. The FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drug ingredients that the FDA will consider generally recognized as safe and effective and, therefore, not subject to pre-market approval. OTC drug ingredients are classified by the FDA in one of three categories: Category I ingredients, which are deemed "safe and effective for OTC use," Category II ingredients, which are deemed "not generally recognized as safe and effective for OTC use," and Category III ingredients, which are deemed "possibly safe and effective with studies ongoing." Based upon the results of these ongoing studies, the FDA may reclassify all Category III ingredients as Category I or Category II ingredients. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

         The active ingredient in DYNACIN(R) products, minocycline, and the active ingredient in LIDEX(R), fluocinonide, have been approved by the FDA under an NDA. The active ingredient in ZOSTRIX(R), capsaicin, is classified currently by the FDA as a Category I ingredient. The active ingredient in TRIAZ(R) products has been classified as a Category III ingredient under a tentative final FDA monograph for OTC use in treatment of labeled conditions. The FDA has requested, and a task force of the NDMA, a trade association of OTC drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in TRIAZ(R) products, is not a tumor promoter when tested in conjunction with UV light exposure. TRIAZ(R) products, which the Company sells on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. When the FDA issues the final monograph, the Company may be required by the FDA to sell TRIAZ(R) as an OTC drug unless the Company files an NDA covering such product. In addition, there can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ(R) from the market. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against the Company and could otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that certain of its products, as they are promoted and intended by the Company for use, are exempt from being considered "new drugs" based on the date of introduction of their active ingredients and therefore do not require pre-marketing clearance. There can be no assurance that the FDA will not take a contrary position. If the FDA were to do so, the Company may be required to seek FDA approval for such products, market such products as OTC products, or withdraw such products from the market. The Company believes that such products are subject to regulations governing product safety, use of ingredients, labeling and promotion, and methods of manufacture.

         Clinical trials and the marketing and manufacturing of pharmaceutical products are subject to the rigorous testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary approvals to conduct clinical trials or to manufacture and market such products, that all necessary clearances will be granted to the Company or its licensors for future products on a timely basis, or at all, or that FDA review or other actions will not cause delays adversely affecting the marketing and sale of the Company's products. In addition, the testing and approval process with respect to certain new products which the Company may develop or seek to introduce is likely to take a substantial number of years and involve the expenditure of substantial resources. There can be no assurance that pharmaceutical products currently in development, or those products acquired or licensed by the Company, will be cleared for marketing by the FDA. Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Further, future government regulation could prevent or delay regulatory approval of the Company's products.

         There can be no assurance that any approval will be granted on a timely basis, or at all; that the FDA will not require post-marketing testing and surveillance to monitor the product and continued compliance with regulatory requirements; that the FDA will not require the submission of any lot of any product for inspection and will not restrict the release of any lot that does not comply with FDA standards; that the FDA will not otherwise order the suspension of manufacturing, recall or seizure of products; or that the FDA will not withdraw its marketing clearance of any product if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

         From time to time, the FDA has issued correspondence to pharmaceutical companies, including the Company, alleging that their advertising or promotional practices are false, misleading or deceptive. There can be no assurance that the Company will not receive such correspondence from the FDA in the future, or that, if such notices are received, they will not result in substantial cost or disruption, including fines and penalties, material changes to the manner in which the Company promotes its products, loss of sales of the Company's products or other material adverse effects on the Company's business, financial condition and results of operations.

         For both currently marketed and future products, failure to comply with the applicable regulatory requirements could, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, criminal prosecution, relabeling costs, delays in product distribution, marketing and sales, or seizure or cessation of manufacture of the products and the imposition of civil or criminal sanctions. There can be no assurance that the FDA will not change its position with regard to the safety or effectiveness of the Company's current or future products or that the FDA will agree with the Company's position regarding the regulatory status of its products. In the event that the FDA takes a contrary position regarding any of the Company's current or future products, the Company may be required to change its labeling or formulation or cease the manufacture and marketing of such products. In addition, even prior to any formal regulatory action, the Company could decide voluntarily to cease distribution and sale or to recall any of its products if concern about the safety or efficacy of any of its products were to develop. Any such action could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also will be subject to foreign regulatory authorities governing clinical trials and pharmaceutical sales if it seeks to market its products outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. There can be no assurance that any foreign regulatory agency will approve any product submitted for review by the Company. See "Item 1. Business -- Government Regulation."

UNCERTAINTY OF ENFORCEABILITY OF TRADEMARKS, PATENTS AND PROPRIETARY RIGHTS

         The Company believes that trademark and service mark protection is an important factor in establishing product recognition. There can be no assurance that any such trademarks or service mark registrations will afford the Company adequate protection, or that the Company will have the financial resources to enforce its rights under any such trademarks or service mark registrations. The inability of the Company to protect its trademarks or service marks from infringement could result in impairment to any goodwill which may be developed in such trademarks and service marks. Moreover, the Company's inability to use one or more of its trademarks or service marks because of successful third-party claims could have a material adverse effect on the Company's business, financial condition and results of operations. From time to time, the Company receives communications from parties who allege that their interests may be damaged either by the Company's use of a particular trademark or service mark or its registration of such trademark or service mark. There can be no assurance that such oppositions will not be filed or that, if filed, they will not have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Company is pursuing several United States patent applications. There can be no assurance that patents will be issued with respect to any of these applications. The Company has acquired rights under certain patents and patent applications from third-party licensors. The Company has also acquired from certain of its consultants and principals an assignment of their rights to certain United States patents or patent applications. Certain of such patents and patent applications may be subject to claims of rights by third parties, by reason of existing relationships with the party who filed such patents or patent applications. There can be no assurance that the Company will be able to obtain any rights under such patents or patent applications as a result of any such conflicting claims, or that any rights which the Company may obtain will be sufficient for the Company to market products that may be the subject of such patents or patent applications.

         The Company believes that its success will depend in part on its ability to obtain and maintain patent protection for its own inventions, and to obtain and maintain licenses for the use of patents, licensed or sublicensed, by third parties. There can be no assurance that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. There can be no assurance that challenges will be not be instituted against the validity or enforceability of any patent owned by or licensed to the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial and such litigation can require a substantial commitment of management's time. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. The Company only conducts complete searches to determine whether its products infringe upon any existing patents as it deems appropriate. There can be no assurance that the products and technologies the Company currently markets, or may seek to market in the future, will not infringe patents or other rights owned by others. In the event of an adverse outcome of any dispute with respect to patents or other rights, the Company may be required to license such disputed rights or to cease sales of the affected products or modify those products to avoid infringement of those rights. There can be no assurance that a license would be available on terms acceptable to the Company, or at all.

         The Company relies and expects to continue to rely upon unpatented proprietary know-how and continuing technological innovation in the development and manufacture of many of its principal products. The Company's policy is to require all its employees, consultants, and advisors to enter into confidentiality agreements with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such know-how. In addition, there can be no assurance that others will not obtain access to or independently develop similar or equivalent trade secrets or know-how. See "Item 1. Business -- Certain License and Royalty Agreements," "-- Trademarks," " -- Patents and Proprietary Rights."

CUSTOMER CONCENTRATION; CONSOLIDATION OF DISTRIBUTION NETWORK

         The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few very large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to the Company, cause a reduction in the inventory levels of distributors or retailers, or otherwise reduce purchases of the Company's products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Medicis' customers include the leading wholesale pharmaceutical distributors in the United States, such as McKesson, Bergen Brunswig, Cardinal, Bindley and other major drug chains. In fiscal 1998, McKesson, Bergen Brunswig, and Cardinal accounted for approximately 16.9%, 13.2% and 12.6%, respectively of the Company's sales. In fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for approximately 20.6%, 16.3% and 10.9%, respectively, of the Company's sales. In fiscal 1996, McKesson, Bergen Brunswig and Cardinal accounted for approximately 15.5%, 12.2% and 11.8%, respectively, of the Company's sales. The loss of, or deterioration in, any of these customer accounts would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Customers."

UNCERTAINTIES RELATING TO PHARMACEUTICAL PRICING, THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM

         The operating results of the Company will depend in part on the availability of adequate reimbursement for the Company's products from third-party payors, such as government entities, private health insurers and managed care organizations. Third-party payors are increasingly seeking to negotiate the pricing of medical services and products and to promote the use of generic, non-branded pharmaceuticals through payor-based reimbursement policies designed to encourage their use. In some cases, third-party payors will pay or reimburse a user or supplier of a prescription drug product for only a portion of the purchase price of the product. In the case of the Company's prescription products, payment or reimbursement by third-party payors of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and prescribing physicians. There can be no assurance that reimbursement, if available, will be adequate. Moreover, certain of the Company's products are not of a type generally eligible for third-party reimbursement. If adequate reimbursement levels are not provided by government entities or other third-party payors for the Company's products, or if those reimbursement policies increasingly favor the use of generic products, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, managed care initiatives to control costs have influenced primary care physicians to refer fewer patients to dermatologists, resulting in a declining target market for the Company. Further reductions in referrals to dermatologists would have a material adverse effect upon the Company's business, financial condition and results of operation. In addition, a number of legislative and regulatory proposals aimed at changing the United States health care system have been proposed in recent years. While the Company cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Third Party Reimbursement."

POTENTIAL PRODUCT LIABILITY; LIMITED INSURANCE COVERAGE

         The Company faces an inherent risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise have received regulatory approval for commercial sale. There can be no assurance that the Company will not be subject to significant product liability claims. The Company currently has product liability insurance in the amount of $5.0 million per claim and $5.0 million in the aggregate on a claims-made basis. Many of the Company's customers require the Company to maintain product liability insurance as a condition to their conducting business with the Company. There can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all, that such insurance will be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations. See "Item 1. Business -- Government Regulation" and " -- Product Liability Insurance."

DEPENDENCE ON LICENSES FROM OTHERS

         The Company has acquired rights to manufacture, use or market certain of its products, including certain of its Key Products, as well as many of its other proposed products and technologies, pursuant to license agreements with third parties. Such agreements contain provisions requiring the Company to use its best efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements and may be canceled upon the Company's failure to perform its payment or other obligations. There can be no assurance that the Company will fulfill its obligations under one or more of such agreements due to insufficient resources, lack of successful product development, lack of product acceptance or other reasons. The failure to satisfy the requirements of any such agreements may result in the loss of the Company's rights under that agreement or under related agreements. The inability of the Company to continue to license these products or to license other necessary products for use with its products or substantial increases in royalty payments under third party licenses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the effective implementation of the Company's strategy depends on the successful integration of these licensed products with the Company's products, and therefore any flaws or limitations of such licensed products may impair the Company's ability to market and sell its products, delay new product introductions, and/or adversely affect the Company's reputation. Such problems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's license agreement with Dr. Joel Bernstein for the exclusive rights to market the ZOSTRIX(R) product line will terminate in June 2003 with the expiration of the related patent. The license agreement for certain of the Company's other products will also terminate upon the expiration of any such underlying patents. See "Item 1. Business -- Manufacturing," "--Certain License and Royalty Agreements," "-- Trademarks" and "-- Patents and Proprietary Rights."

RISK OF PRODUCT RECALL AND PRODUCT RETURNS

         Product recalls may be issued at the discretion of the Company, the FDA or other government agencies having regulatory authority for product sales and may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. There can be no assurance that product recalls will not occur in the future. Any product recall, especially one of the Company's Key Products, could materially adversely affect the Company's business, financial condition and results of operations. The Company's policy is to accept for return only damaged or out of date products. However, the Company's customers have in the past sought, and may in the future seek, exceptions to that policy. There can be no assurance that the Company will not grant such exceptions in the future. The Company maintains financial reserves for the anticipated amount of product returns based upon historical experience. There can be no assurance that future recalls or returns would not exceed reserves or otherwise have a material adverse effect upon the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent on certain management personnel for the operation and development of its business. The Company has entered into an Employment Agreement providing for full-time services with Mr. Jonah Shacknai, the founder, Chairman of the Board and Chief Executive Officer of the Company. The current term of the Employment Agreement expires on June 30, 2001, subject to automatic renewal for periods of five years unless either party gives timely notice of an intention not to renew the Employment Agreement. Mr. Shacknai may also terminate the Employment Agreement prior to the end of the term. Subject to the control and oversight of the Company's Board of Directors, Mr. Shacknai exercises control over substantially all policy making functions of the Company. In addition, the Company is dependent upon its scientific consultants, particularly with respect to the commercial development of discoveries and technologies as to which they have special expertise. Certain of such consultants are employed on a full-time basis by employers other than the Company, and some have consulting or other advisory arrangements with other entities which may conflict with their obligations to the Company. The loss of any key person, or a reduction in the amount of time Mr. Shacknai devotes to the Company, could have an adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF ACCESS TO CAPITAL

         The Company may need to raise additional funds to acquire or license additional formulations, technologies, products or businesses, to expand its sales force, to support the marketing and sales of additional products, and possibly to expand its facilities to accommodate an expanded sales force or to expand manufacturing capabilities and capacity. The Company may seek additional funding through public and private financings, including equity financings. Adequate funds for these purposes, whether through the financial markets or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may cause the Company to delay, scale back, or abandon some or all of its acquisition and licensing opportunities, marketing, research and product development programs and manufacturing opportunities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LACK OF CASH DIVIDENDS

         The Company has never declared or paid any cash dividends on its capital stock and does not anticipate that any cash dividends will be declared or paid in the foreseeable future. See "Dividend Policy."


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from equity price risk, interest rate risk, foreign currency exchange rate risk, and commodity price risk. The Company's primary market risk is equity price risk.

INTEREST RATE RISK

         The Company faces minimal interest rate risk exposure in relation to its outstanding debt of $105,920 at June 30, 1998. A hypothetical 10 percent change in interest rates applied to the fair value of the debt would not have a material impact on earnings or cash flows of the Company.

CURRENCY RISK

         The Company faces transactional currency exposures that arise when its Canadian subsidiary or the Company itself enters into transactions denominated in the Canadian dollar. The Company also faces currency risk exposure that arises from translating the results of its Canada operations to the U.S. dollar. The currency risk exposure is not material as the Canadian subsidiary's operations do not have a material impact on the Company's earnings.

COMMODITY PRICE RISK

         The Company does not take commodity risk.

EQUITY PRICE RISK

         The Company maintains a portfolio of available-for-sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices. The following are changes in the fair value of the Company's available for sale securities at June 30, 1998 based on hypothetical percentage changes in fair value. Equity price risk is managed through industry diversification. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                          AVAILABLE-FOR-SALE SECURITIES
                           FAIR VALUE AT JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)

       PERCENT
      CHANGE IN       DUE IN ONE      DUE AFTER ONE YEAR      DUE AFTER
      FAIR VALUE     YEAR OR LESS      THROUGH TWO YEARS      TWO YEARS
      ----------     ------------      -----------------      ---------
        20.00%         $43,294            $62,054               $3,264
        10.00%         $39,686            $56,883               $2,992
         0.00%         $36,078            $51,712               $2,720
       (10.00)%        $32,470            $46,541               $2,448
       (20.00)%        $28,862            $41,370               $2,176

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and schedule at June 30, 1998 and 1997 and for each of the three years in the period ending June 30, 1998 and the Independent Auditors' Report thereon are contained on pages F-1 through F-19 and S-1 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Items 10, 11, 12 and 13 are incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
(a) Documents filed as a part of this Report
    (1) Financial Statements:
        Index to Consolidated Financial Statements........................   F-1
        Report of Ernst & Young LLP, Independent Auditors.................   F-2
        Consolidated balance sheets at June 30, 1998 and 1997.............   F-3
        Consolidated statements of income (loss) for the years ended
        June 30, 1998, 1997 and 1996......................................   F-5
        Consolidated statements of stockholders' equity for the years
        ended June 30, 1998, 1997 and 1996................................   F-6
        Consolidated statements of cash flows for the years ended June 30,
        1998, 1997 and 1996...............................................   F-7
        Notes to consolidated financial statements........................   F-8
    (2) Financial Statement Schedules:
        Schedule II - Valuation and Qualifying Accounts...................   S-1
        The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
    (3) Exhibits filed as part of this Report:

EXHIBIT NO.         DESCRIPTION

    2.1       -     Agreement of Merger by and between Medicis Pharmaceutical
                    Corporation, a Delaware corporation, Medicis Acquisition
                    Corporation, a Delaware corporation, and GenDerm
                    Corporation, a Delaware corporation, dated November 28, 1997
                    (18)

    3.1       -     Certificate of Incorporation of the Company, as amended (11)

    3.3       -     By-Laws of the Company (1)

    4.1       -     Rights Agreement dated as of August 17, 1995 between the
                    Company and American Stock Transfer & Trust Company, as
                    Rights Agent (11)

    4.1b      -     Amendment No. 2 to Rights Agreement dated as of March 17,
                    1997 between the Company and Norwest Bank Minnesota N.A.
                    (16)

    4.3       -     Form of specimen certificate representing Class A Common
                    Stock (2)

    10.1      -     License Agreement among Euromerican Trade Resources, Inc.,
                    Dr. H. R. Suess and H. R. Suess A.G. dated as of September
                    24, 1987 (3)

    10.2      -     Modification to License Agreement among the Company,
                    Euromerican Trade Resources, Inc., Dr. H. R. Suess and H. R.
                    Suess A.G. dated as of April 6, 1989 (3)

    10.3      -     Letter Agreement between the Company and Euromerican Trade
                    Resources, Inc. dated as of April 6, 1989, relating to Modification to License Agreement among the Company,
                    Euromerican Trade Resources, Inc., Dr. H. R. Suess and H. R.
                    Suess A.G. dated as of April 6, 1989 (3)

    10.8      -     Medicis Pharmaceutical Corporation 1995 Stock Option Plan
                    (incorporated by reference to Exhibit C to the definitive
                    Proxy Statement for the 1995 Annual Meeting of Stockholders previously filed with the SEC, File No. 0-18443)

    10.9      -     Employment Agreement between the Company and Jonah Shacknai dated as of July 24, 1996 (15)

    10.10     -     Medicis Pharmaceutical Corporation 1988 Stock Option Plan,
                    as amended (4)

    10.12     -     License Agreement between the Company and Dr. H. R. Suess
                    dated March 1, 1990 (3)

    10.13     -     License Agreement between Syosset Laboratories, Inc. and
                    Medicis Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company (5)

    10.14     -     Non-Exclusive License Agreement between Syosset
                    Laboratories, Inc. and Medicis

                    Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company (5)

    10.15     -     Manufacturing Agreement between Syosset Laboratories, Inc.
                    and Medicis Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company (5)

    10.16     -     Sales Agency Agreement between Syosset Laboratories, Inc.
                    and Medicis Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company (5)

    10.18     -     Medicis Pharmaceutical Corporation 1990 Stock Option Plan,
                    as amended (4)

    10.49     -     Option to Purchase Class A Common Stock granted to Stephen
                    B. Booke (4)

    10.50     -     Option to Purchase Class A Common Stock granted to Gerald
                    Amato (4)

    10.58     -     Medicis Pharmaceutical Corporation 1992 Stock Option Plan
                    (8)

    10.59     -     Supply Agreement, dated as of October 21, 1992 between
                    Schein and the Company (7)

    10.70     -     Amendment to Manufacturing and Supply Agreement, dated March
                    2, 1993 between Schein and the Company (10)

    10.72(a)  -     Credit and Security Agreement, dated as of August 3, 1995
                    between the Company and Norwest Business Credit, Inc. (12)

    10.72(b)  -     First Amendment to Credit and Security Agreement, dated as of May 29, 1996 between the Company and Norwest Bank
                    Arizona, N.A. (15)

    10.72(c)  -     Second Amendment to Credit and Security Agreement dated
                    November 22, 1996 by and between the Company and Norwest
                    Bank Arizona, N.A. as successor-in-interest to Norwest
                    Business Credit, Inc. (17)

    10.73(a)  -     Patent Collateral Assignment and Security Agreement, dated as of August 3, 1995 by the Company to Norwest Business
                    Credit, Inc. (13)

    10.73(b)  -     First Amendment to Patent Collateral Assignment and Security
                    Agreement, dated as of May 29, 1996 by the Company to Norwest Bank Arizona, N.A. (15)

    10.74(a)  -     Trademark Collateral Assignment and Security Agreement,
                    dated as of August 3, 1995 by the Company to Norwest
                    Business Credit, Inc. (14)

    10.74(b)  -     First Amendment to Trademark Collateral Assignment and
                    Security Agreement, dated as of May 29, 1996 by the Company to Norwest Bank Arizona, N.A. (15)

    10.75     -     Assignment and Assumption of Loan Documents, dated as of May
                    29, 1996 from Norwest Business Credit, Inc., to and by
                    Norwest Bank Arizona, N.A. (15)

    10.76     -     Multiple Advance Note, dated May 29, 1996 from the Company to Norwest Bank Arizona, N.A. (15)

    10.77     -     Securities Account Pledge and Security Agreement dated
                    November 22, 1996 by and between the Company and Norwest
                    Bank Arizona, N.A. (17)

    10.78     -     Acknowledgment of Control of Pledged Securities Account
                    dated November 22, 1996 by and among Norwest Bank Arizona and the Company and Norwest Bank Minnesota (17)

    10.79     -     Asset Purchase Agreement dated January 21, 1997 between the
                    Company and Syntex (U.S.A.) Inc. (16)

    10.80     -     Asset Purchase Agreement dated January 21, 1997 between the
                    Company and Syntex (U.S.A.), Inc. (16)

    10.81     -     Asset Purchase Agreement dated January 21, 1997 between the
                    Company and F. Hoffman-La Roche Limited (16)

    10.82     -     Asset Purchase Agreement dated January 21, 1997 between the
                    Company and Syntex Pharmaceuticals International Limited
                    (16)

    10.83     -     Transition Services Agreement dated January 21, 1997 between the Company and F. Hoffman-La Roche, Inc. (16)

    10.84     -     Transition Services Agreement dated January 21, 1997 between the Company and F. Hoffman-La Roche Limited (16)

    10.85     -     Supply Agreement (Fluocinolone Acetonide and Fluocinonide)
                    dated January 21, 1997 between the Company and Syntex
                    Pharmaceuticals International Limited (16)

    10.86     -     License Agreement dated March 28, 1997 between the Company and Platinum(R) Software Corporation (16)

    10.87     -     Master Software License Agreement dated March 28, 1997
                    between the Company and FocusSoft, Inc. (16)

    21.1      -     Subsidiaries (19)

    23.1      -     Consent of Ernst & Young LLP, Independent Auditors (19)

    24.1      -     Power of Attorney (19)  See signature page(s)

    27.1      -     Financial Data Schedule (19)

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

    (12) Incorporated by reference to exhibit number 4.2 in the 1996 Form 10-K

    (13) Incorporated by reference to exhibit number 4.4 in the 1996 Form 10-K

    (14) Incorporated by reference to exhibit number 4.5 in the 1996 Form 10-K

    (15) Incorporated by reference to the exhibit with the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, filed with the SEC on September 24, 1996

    (16) Incorporated by reference to the exhibit with the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

    (17) Incorporated by reference to the exhibit with the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

    (18) Incorporated by reference to the exhibit with the same number in the Company's Current Report on Form 8-K filed with the SEC on December 15, 1997

    (19) Filed herewith

(b) No reports on Form 8-K were filed with the SEC for the quarter end June 30, 1998.

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

Date: September 28, 1998

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

      SIGNATURE                             TITLE                                    DATE
      ---------                             -----                                    ----
/s/ JONAH SHACKNAI             Chairman of the Board of Directors              September 28, 1998
-----------------------------  and Chief Executive Officer
Jonah Shacknai                 (Principal Executive Officer)

/s/ MARK A. PRYGOCKI, SR.      Chief Financial Officer                         September 28, 1998
-----------------------------  (Principal Financial and Accounting Officer)
Mark A. Prygocki, Sr.

                               Director
-----------------------------
Arthur G. Altschul, Jr.

/s/ RICHARD L. DOBSON, M.D.    Director                                        September 28, 1998
-----------------------------
Richard L. Dobson, M.D.

/s/ PETER S. KNIGHT, ESQ.      Director                                        September 28, 1998
-----------------------------
Peter S. Knight, Esq.

/s/ MICHAEL A. PIETRANGELO     Director                                        September 28, 1998
-----------------------------
Michael A. Pietrangelo

/s/ PHILIP S. SCHEIN, M.D.     Director                                        September 28, 1998
-----------------------------
Philip S. Schein, M.D.

/s/ LOTTIE SHACKELFORD         Director                                        September 28, 1998
-----------------------------
Lottie Shackelford

                       MEDICIS PHARMACEUTICAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

Report of Ernst & Young LLP, Independent Auditors..........................  F-2

Consolidated Balance Sheets................................................  F-3

Consolidated Statements of Income (Loss)...................................  F-5

Consolidated Statements of Stockholders' Equity............................  F-6

Consolidated Statements of Cash Flows......................................  F-7

Notes to Consolidated Financial Statements.................................  F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Medicis Pharmaceutical Corporation

         We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Medicis Pharmaceutical Corporation and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP

Phoenix, Arizona
August 7, 1998

                       MEDICIS PHARMACEUTICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 JUNE 30,
                                                       ----------------------------
                                                           1998            1997
                                                       ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents .....................    $147,411,127    $ 33,623,397
    Short-term investments ........................      90,510,029      51,508,611
    Accounts receivable, less allowances:
      1998: $2,826,000; 1997: $1,150,000 ..........      18,899,868       6,352,840
    Inventories ...................................       9,208,384       2,981,877
    Deferred tax assets ...........................       3,300,000       6,257,000
    Other current assets ..........................       8,800,434       2,818,505
                                                       ------------    ------------
         Total current assets .....................     278,129,842     103,542,230

Property and equipment, net .......................       1,343,603         712,141

Intangible assets:
  Intangible assets related to product acquisitions      70,386,665      36,999,644
  Other intangible assets .........................       6,874,626       1,608,762
                                                       ------------    ------------
                                                         77,261,291      38,608,406
  Less accumulated amortization ...................       5,977,399       3,325,621
                                                       ------------    ------------
         Net intangible assets ....................      71,283,892      35,282,785

Other non-current assets ..........................       1,592,907       1,000,000
                                                       ------------    ------------
                                                       $352,350,244    $140,537,156
                                                       ============    ============

See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       JUNE 30,
                                                                            -------------------------------
                                                                                1998              1997
                                                                            -------------     -------------
LIABILITIES
  Current liabilities:
    Accounts payable ...................................................    $   5,496,526     $   4,128,370
    Accrued royalties ..................................................        1,040,993           712,432
    Notes payable ......................................................           11,364             5,245
    Other accrued liabilities ..........................................        8,624,789         3,893,196
                                                                            -------------     -------------
         Total current liabilities .....................................       15,173,672         8,739,243
  Long-term liabilities:
    Notes payable ......................................................           94,556           111,335
    Other non-current liabilities ......................................          124,115           121,761
    Deferred tax liability .............................................       10,502,416                --


COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST ......................................................        1,960,000                --

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value; shares authorized: 5,000,000;
  no shares issued .....................................................               --                --
Class A Common Stock, $0.014 par value; shares authorized: 50,000,000;
  issued and outstanding: 18,474,256 and 13,978,714 at June 30, 1998 and
  1997, respectively ...................................................          258,640           195,702
Class B Common Stock, $0.014 par value; shares authorized: 1,000,000;
  issued and outstanding: 281,974 at June 30, 1998 and 1997 ............            3,948             3,948
Additional paid-in capital .............................................      344,107,350       138,973,208
Accumulated deficit ....................................................      (19,874,453)       (7,608,041)
                                                                            -------------     -------------
         Total stockholders' equity ....................................      324,495,485       131,564,817
                                                                            -------------     -------------
                                                                            $ 352,350,244     $ 140,537,156
                                                                            =============     =============

See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                                  JUNE 30,
                                                               ----------------------------------------------
                                                                   1998            1997             1996
                                                               ------------     ------------     ------------
Net sales .................................................    $ 77,571,419     $ 41,158,860     $ 25,309,743
Operating costs and expenses:
 Cost of sales ............................................      13,979,793        9,361,383        6,955,685
 Selling, general and administrative ......................      27,423,574       16,484,329       10,867,979
 Research and development .................................       2,884,479        1,449,620          951,888
 In-process research and development ......................      35,400,000               --               --
 Depreciation and amortization ............................       2,903,423          999,113          558,802
                                                               ------------     ------------     ------------
    Operating costs and expenses ..........................      82,591,269       28,294,445       19,334,354
                                                               ------------     ------------     ------------
Operating (loss) income ...................................      (5,019,850)      12,864,415        5,975,389
Interest income ...........................................       7,060,354        3,814,435          154,023
Interest expense ..........................................         (23,635)         (27,403)         (75,670)
                                                               ------------     ------------     ------------
Income before taxes .......................................       2,016,869       16,651,447        6,053,742
Income tax (expense) benefit ..............................     (14,424,045)         693,467        1,826,000
                                                               ------------     ------------     ------------

Net (loss) income .........................................    $(12,407,176)    $ 17,344,914     $  7,879,742
                                                               ============     ============     ============
Basic net (loss) income per common share ..................
                                                               $      (0.77)    $       1.31     $       0.77
                                                               ============     ============     ============
Diluted net (loss) income per common share ................
                                                               $      (0.77)    $       1.24     $       0.72
                                                               ============     ============     ============
Shares used in computing basic net (loss) income per common
share .....................................................      16,066,840       13,190,889       10,254,668
                                                               ============     ============     ============
Shares used in computing diluted net (loss) income per
common share ..............................................      16,066,840       14,038,676       10,890,643
                                                               ============     ============     ============

See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        CLASS A                CLASS B           ADDITIONAL
                                      COMMON STOCK           COMMON STOCK         PAID-IN       ACCUMULATED
                                   SHARES       AMOUNT     SHARES     AMOUNT      CAPITAL         DEFICIT           TOTAL
                                 ----------    --------    -------    ------    ------------    ------------    -------------
Balance at June 30, 1995 ....     9,748,265    $136,476    281,974    $3,948    $ 40,016,192    $(32,769,622)   $   7,386,994
 Exercise of stock options
   and warrants, net ........       476,212       6,667         --        --       3,099,249              --        3,105,916
 Tax effect of stock options
   exercised ................            --          --         --        --       1,067,000              --        1,067,000
 Options issued in lieu of
   payment for services
   rendered .................            --          --         --        --          20,000              --           20,000
 Net income .................            --          --         --        --              --       7,879,742        7,879,742
                                 ----------    --------    -------    ------    ------------    ------------    -------------
Balance at June 30, 1996 ....    10,224,477     143,143    281,974     3,948      44,202,441     (24,889,880)      19,459,652
 Exercise of stock options ..       563,681       7,892         --        --       3,482,765              --        3,490,657
 Tax effect of stock
   options exercised ........            --          --         --        --       1,165,000              --        1,165,000
 Options issued in lieu of
   payment for services
   rendered .................            --          --         --        --          59,500              --           59,500
Public offering .............     3,190,556      44,667         --        --      90,063,502              --       90,108,169
Net unrealized losses on
  available-for-sale
  securities ................            --          --         --        --              --         (63,075)         (63,075)
Net income ..................            --          --         --        --              --      17,344,914       17,344,914
                                 ----------    --------    -------    ------    ------------    ------------    -------------
Balance at June 30, 1997 ....    13,978,714     195,702    281,974     3,948     138,973,208      (7,608,041)     131,564,817
Exercise of stock options ...       155,542       2,178         --        --         955,384              --          957,562
Tax effect of stock options
  exercised .................            --          --         --        --       6,305,311              --        6,305,311
Options issued in lieu of
  payment for services
  rendered ..................            --          --         --        --          57,500              --           57,500
Public offering .............     4,340,000      60,760         --        --     197,815,947              --      197,876,707
Net unrealized gains on
  available-for-sale
  securities ................            --          --         --        --              --         140,764          140,764
Net loss ....................            --          --         --        --              --     (12,407,176)     (12,407,176)
                                 ----------    --------    -------    ------    ------------    ------------    -------------
Balance at June 30, 1998 ....    18,474,256    $258,640    281,974    $3,948    $344,107,350    $(19,874,453)   $ 324,495,485
                                 ==========    ========    =======    ======    ============    ============    =============

See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                JUNE 30,
                                                             --------------------------------------------
                                                                 1998             1997           1996
                                                             -------------    ------------    -----------
OPERATING ACTIVITIES:
 Net (loss) income .......................................   $ (12,407,176)   $ 17,344,914    $ 7,879,742
 Adjustments to reconcile net (loss) income to net cash
             provided by operating activities:
    In-process research and development ..................      35,400,000              --             --
    Depreciation and amortization ........................       2,903,423         999,113        558,802
    Gain on sale of available-for-sale investments .......         (50,931)        (37,591)            --
    Non-cash interest ....................................              --              --         13,100
    Other non-cash expenses ..............................          57,500          59,500         20,000
    Deferred income tax (benefit) expense ................      13,787,173      (2,092,000)    (1,933,000)
    Provision for doubtful accounts and returns ..........         460,000         470,000        160,000
    Accretion of discount on investments .................        (344,454)       (422,032)            --
 Changes in operating assets and liabilities:
      Accounts receivable ................................     (10,944,095)     (1,612,136)    (1,156,280)
      Inventories ........................................      (4,772,069)       (901,863)    (1,281,058)
      Other current assets ...............................      (5,353,132)     (1,579,594)      (487,825)
      Accounts payable ...................................          35,575         757,186        144,011
      Accrued officer's salaries .........................              --        (204,750)            --
      Accrued royalties ..................................         328,561         159,480         84,770
      Accrued incentives .................................         115,289         486,992        552,880
      Other accrued liabilities ..........................      (4,470,648)        359,959        334,891
                                                             -------------    ------------    -----------
                Net cash provided by operating activities       14,745,016      13,787,178      4,890,033

INVESTING ACTIVITIES:
 Purchase of property and equipment ......................        (833,111)       (430,691)      (181,911)
 Purchase of common stock of GenDerm,
                net of cash acquired .....................     (54,982,386)             --             --

 Payments for intangible assets ..........................      (5,012,483)    (28,636,227)            --
 Purchase of available-for-sale investments ..............    (147,656,185)    (75,297,924)            --
 Sale of available-for-sale investments ..................      74,690,916       9,685,861             --
 Maturity of available-for-sale investments ..............      34,500,000      14,500,000             --
 Change in other assets ..................................        (490,000)     (1,500,000)       (71,772)
                                                             -------------    ------------    -----------
                Net cash used in investing activities ....     (99,783,249)    (81,678,981)      (253,683)

FINANCING ACTIVITIES:
 Proceeds from the sale of common equity securities, net .     197,876,707      90,108,169             --
 Proceeds from issuance of note payable ..................              --              --          9,143
 Payment of notes payable ................................         (10,660)        (10,000)      (748,797)
 Decrease in other non-current liabilities ...............           2,354         (29,676)            --
 Proceeds from the exercise of options/warrants ..........         957,562       3,490,657      3,105,916
                                                             -------------    ------------    -----------
                Net cash provided by financing activities      198,825,963      93,559,150      2,366,262
                                                             -------------    ------------    -----------

 Net increase in cash and cash equivalents ...............     113,787,730      25,667,347      7,002,612
 Cash and cash equivalents at beginning of year ..........      33,623,397       7,956,050        953,438
                                                             -------------    ------------    -----------

 Cash and cash equivalents at end of year ................   $ 147,411,127    $ 33,623,397    $ 7,956,050
                                                             =============    ============    ===========

See accompanying notes.

                       MEDICIS PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

NOTE 1. FORMATION AND DEVELOPMENT OF THE COMPANY

         Medicis Pharmaceutical Corporation and its wholly owned subsidiaries ("Medicis" or the "Company") is an independent pharmaceutical company in the United States offering prescription and over-the-counter ("OTC") products exclusively to treat dermatological conditions. The Company has acquired rights to manufacture and sell certain of its dermatological products pursuant to several license and asset purchase agreements. The Company sells these products for use in various segments of the dermatological market, including acne, inflammatory skin conditions, therapeutic emollients and moisturizers, pigmentation disorders and cosmetic dermatology.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Medicis and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The company records minority interest to the extent the subsidiary is not wholly owned.

CASH AND CASH EQUIVALENTS

        At June 30, 1998, cash and cash equivalents include highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

INVESTMENTS

         The Company accounts for investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, interest, and dividends on securities are included in interest income. The cost of securities sold is based on the specific identification method.

INVENTORIES

         The Company utilizes third parties to manufacture and package inventories held for sale, and warehouses such goods until packaged for final distribution and sale. Inventories consist of salable dermatological products held at the Company's warehouses as well as at the manufacturers' facilities and are valued at the lower of cost or market using the first-in, first-out method.

Inventories are as follows:

                                                            JUNE 30,
                                                 -------------------------------
                                                    1998                 1997
                                                 ----------           ----------
Raw materials ........................           $1,086,585           $  557,520
Finished goods .......................            8,121,799            2,424,357
                                                 ----------           ----------

Total inventories ....................           $9,208,384           $2,981,877
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

INTANGIBLE ASSETS

         Intangible assets resulting from product acquisitions principally consist of the excess of the fair value attributed to the related developed products and are being amortized on a straight-line basis over a ten to twenty-five year period. The Company assesses the recoverability of intangible assets resulting from these acquisitions based upon expected future undiscounted cash flows on a product line basis along with other relevant information.

OTHER CURRENT LIABILITIES

         Other current liabilities are as follows:

                                                             JUNE 30,
                                                   -----------------------------
                                                      1998               1997
                                                   ----------         ----------
Accrued incentives ...........................     $1,786,392         $1,671,103
Accrued contract costs .......................             --            600,000
Payable to affiliate .........................      1,366,846                 --
Marketing allowance ..........................      1,141,000            325,000
Other accrued expenses .......................      4,330,551          1,297,093
                                                   ----------         ----------
                                                   $8,624,789         $3,893,196
                                                   ==========         ==========

REVENUE RECOGNITION

         Revenue from product sales are recognized upon shipment net of discounts, rebates and estimated allowances for chargebacks and returns. The Company principally authorizes returns for damaged and expired products in accordance with its Return Goods Policy and Procedures. The Company has not experienced significant returns of damaged or expired products.

ADVERTISING

         The Company expenses advertising as incurred. Advertising expenses for the fiscal years ended June 30, 1998 ("fiscal 1998"), June 30, 1997 ("fiscal 1997") and June 30, 1996 ("fiscal 1996") were approximately $8,347,000,
$3,806,000 and $1,887,000, respectively.

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

INCOME (LOSS)  PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128. The effect of dilutive securities is computed using the treasury stock method.

STATEMENTS OF CASH FLOWS

         Non-cash investing and financing activities were as follows:

                                                                         JUNE 30,
                                                          ---------------------------------------
                                                             1998          1997           1996
                                                          -----------   -----------    ----------
Tax benefit of stock options exercised.................   $ 6,305,311   $ 1,165,000    $1,067,000
Intangibles acquired under accrued contract costs......            --       600,000            --

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending June 30, 1999.

NOTE 3. ACQUISITIONS

         On December 3, 1997, the Company acquired 100% of the common stock of GenDerm Corporation and subsidiary ("GenDerm") for net cash of approximately $55.0 million and the Company could pay an additional sum not to exceed $20.0 million if sales of GenDerm products, as defined in the acquisition agreement, are in excess of $31.0 million during calendar 1999 and certain other conditions are met. GenDerm marketed products including the prescription brands NOVACET(R) and ZONALON(R), as well as the OTC brands ZOSTRIX(R), OCCLUSAL-HP(R), PENTRAX(R), and SALAC(R).

The purchase price was allocated to the assets and liabilities, based on fair market value, as follows:

Accounts receivable trade, net ..........................          $  1,554,220
Inventories .............................................             1,963,147
Prepaid expenses and other assets .......................               781,704
Deferred tax assets .....................................             6,268,446
In-process research and development .....................            35,400,000
Intangible assets .......................................            31,400,000
Goodwill ................................................               880,402
Accounts payable ........................................            (1,332,581)
Accrued liabilities, including costs of
   acquisition ..........................................            (9,686,952)
Deferred tax liability ..................................           (12,246,000)
                                                                   ------------
Purchase price ..........................................          $ 54,982,386
                                                                   ============

          The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, purchase price allocations were made to the assets acquired and the liabilities assumed based upon their respective fair values. The operations of GenDerm, including revenues, costs and expenses, have been included in the statements of income (loss), as of the acquisition date. In conjunction with the acquisition, the Company recorded a charge to operations of $35.4 million, based upon independent valuation, relating to acquired in-process research and development for projects in development for which there is no alternative future use. The $35.4 million charge, relating to in-process research and development, is not deductible for tax purposes.

         Unaudited pro forma operating results for the Company, assuming the acquisition of GenDerm occurred on July 1, 1996, are as follows:

                                                            JUNE 30,
                                               ---------------------------------
                                                    1998               1997
                                               --------------     --------------
Net sales                                      $   89,615,074     $   69,625,259
Net (loss) income                                 (13,171,189)        12,698,944
Basic net (loss) income per common share       $        (0.82)    $         0.96
Diluted net (loss) income per common share     $        (0.82)    $         0.90

         For purposes of these pro forma operating results, the charge for in-process research and development is presented in the year ended June 30, 1998, the year the charge was incurred. The pro forma information does not necessarily represent the actual results that would have occurred had the acquisition taken place on July 1, 1996, given the manner in which the Company has assimilated the GenDerm products into its business.

         On June 25, 1998 the Company entered into a joint venture arrangement with IMX Pharmaceuticals, Inc. ("IMX") of Boca Raton, Florida for the purpose of, among other things, jointly distributing the EXOREX(TM) product line for the treatment of psoriasis and eczema. Medicis paid $4.0 million for 51.0% ownership in the joint venture which Medicis will consolidate for financial reporting purposes.

         The Company has also purchased 400,000 shares of IMX Common Stock, Symbol IMXN, for $2.50 per share. Medicis is holding the IMX Common Stock as an investment on its Balance Sheet.

         In February 1997, the Company acquired the products LIDEX(R), and SYNALAR(R) from a third party for $28.0 million, and may pay an additional $3.0 million, in $1.0 million installments, on the anniversary of the purchase for each of the next three years if certain market conditions are met. Medicis paid the first installment of $1.0 million in February 1998.

NOTE 4. DEBT

         Upon the Company's relocation to Arizona, the Company entered into a note from the Commerce and Economic Development Commission in the amount of approximately $131,000, bearing interest at a rate of 6.5%, due in installments through June 2, 2000. At June 30, 1998, $105,920 was outstanding on the note.

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

NOTE 5. SHORT-TERM INVESTMENTS

         The Company's short-term investments are intended to establish a high quality portfolio which preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions.

         The following is a summary of available-for-sale securities:

                                                                JUNE 30, 1998
                                            --------------------------------------------------------
                                                              GROSS          GROSS        ESTIMATED
                                                            UNREALIZED     UNREALIZED       FAIR
                                               COST           GAINS          LOSSES         VALUE
                                            -----------    -----------    -----------    -----------
U.S. corporate securities                   $46,070,979    $    42,348    $    10,209    $46,103,118
Other debt securities                        44,298,286        109,686          1,061     44,406,911
                                            -----------    -----------    -----------    -----------
  Total debt securities                     $90,369,265    $   152,034    $    11,270    $90,510,029
                                            ===========    ===========    ===========    ===========


                                                                JUNE 30, 1997
                                            --------------------------------------------------------
                                                              GROSS          GROSS        ESTIMATED
                                                            UNREALIZED     UNREALIZED       FAIR
                                               COST           GAINS          LOSSES         VALUE
                                            -----------    -----------    -----------    -----------
U.S. corporate securities                   $22,542,389    $     1,811    $    22,188    $22,522,012
U.S. Treasury securities and obligations
   of  U.S. government agencies              19,030,792            494         38,626     18,992,660
Other debt securities                         9,998,505             --          4,566      9,993,939
                                            -----------    -----------    -----------    -----------
  Total debt securities                     $51,571,686    $     2,305    $    65,380    $51,508,611
                                            ===========    ===========    ===========    ===========

         During the years ended June 30, 1998 and 1997, the gross realized gains on sales of available-for-sale securities totaled $63,602 and $64,361 respectively, and the gross realized losses totaled $12,671 and $26,770 respectively. The net adjustment to unrealized gains (losses) on available-for-sale securities included in stockholders' equity totaled $140,764 and $(63,075), respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 1998, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

                                                                      ESTIMATED
                                                       COST          FAIR VALUE
                                                    -----------      -----------
AVAILABLE-FOR-SALE
  Due in one year or less ....................      $36,085,689      $36,077,581
  Due after one year through two years .......       51,586,526       51,712,448
  Due after two years ........................        2,697,050        2,720,000
                                                    -----------      -----------
                                                    $90,369,265      $90,510,029
                                                    ===========      ===========

NOTE 6. COMMITMENTS AND CONTINGENCIES

OCCUPANCY ARRANGEMENTS

         The Company presently occupies approximately 22,400 square feet of office space, at an average annual expense of $404,941, under a lease agreement which expires in May 2005. The lease contains certain rent escalation clauses and upon expiration, can be renewed for a period of five years. Rent expense was approximately $350,000, $203,000 and $207,000 for fiscal 1998, 1997 and 1996, respectively.

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

         The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. In addition, the Company has granted options to purchase shares of Class A Common Stock which are included in the stock option plan described in Note 9. These options vest annually over the commitment periods. At June 30, 1998, the Company had approximately $843,300 (solely attributable to the Chairman of the Central Research Committee of the Company) of commitments payable over the remaining five years under an agreement, which is cancelable by either party under certain conditions.

LICENSING, MARKETING AND MANUFACTURING AGREEMENTS

         The Company has entered into licensing and marketing agreements under which it has obtained rights to market certain existing and future pharmaceutical products. Generally, the terms of such agreements vary, but range from ten to twenty years from the date of the first sale of the related product or until the expiration of the patent applicable to the product. The agreements provide for varying royalties with certain stated minimum annual amounts, which vary by agreement from $17,500 to, for one such agreement, $55,000. Total minimum royalties required to be paid on products currently being sold are approximately $122,500 per year.

         In July 1998, the Company entered into a joint product development and distribution agreement with an unrelated third party whereby the Company will pay certain costs with respect to certain product approvals estimated to be approximately $1,000,000.

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

NOTE 7. INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       JUNE 30,
                                             -----------------------------------------------------------
                                                         1998                            1997
                                             ----------------------------     --------------------------
Deferred tax assets:                           CURRENT        LONG-TERM         CURRENT        LONG-TERM
                                             ------------    ------------     ------------     ---------
  Net operating loss carryforwards ......    $         --    $    599,000     $  4,550,000     $      --

  Reserves and liabilities ..............       3,300,000              --        1,497,000            --
  Research and development credits ......              --       1,137,000          580,000            --
  Alternative minimum tax credits .......              --         129,584          325,000            --
                                             ------------    ------------     ------------     ---------
                                                3,300,000       1,865,584        6,952,000            --
  Excess of net book value over tax basis
  of tangible assets ....................              --     (12,368,000)        (695,000)           --
                                             ------------    ------------     ------------

Deferred tax assets (liabilities) .......    $  3,300,000    $(10,502,416)    $  6,257,000     $      --
                                             ============    ============     ============     =========

         The valuation allowance decreased by $8,600,000 during fiscal 1997. The decrease related to changes in estimate with respect to deferred tax assets that management believes are more likely than not expected to be recovered through future income.

         During fiscal 1998, the Company acquired all of the outstanding stock of GenDerm in a taxable stock acquisition. As a result of the GenDerm acquisition, net deferred tax liabilities and current taxes payable were recorded. The deferred tax liability related to acquired intangible assets that have no tax basis. The deferred tax assets acquired related to reserves, acquired net operating loss carryovers, research and experimentation credits and other tax credits. All of the net operating losses and tax credits acquired are limited for tax purposes under both the separate return limitation year rules and Internal Revenue Code sections 382 and 383 which limit the annual utilization of net operating losses and tax credits.

         At June 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,500,000 and research and experimentation credits of approximately $1,137,000 which begin expiring in varying amounts in the years 2003 through 2012 if not previously utilized. At June 30, 1998, the Company has approximately $130,000 of alternative minimum tax credits which do not expire. All of the net operating loss and tax credit carryforwards are attributable to the Company's acquisition of GenDerm. As such, they are limited for tax purposes under both the separate return limitation year rules and Internal Revenue Code sections 382 and 383 which limit the annual utilization of net operating losses and tax credits.

         During fiscal 1998, 1997, and 1996, the Company made tax payments of $1,874,000, $1,133,000 and $132,000, respectively:

         Components of the provision for income taxes (benefit) are as follows:

                                                   JUNE 30,
                             --------------------------------------------------
                                 1998               1997               1996
                             ------------       ------------       ------------
Current
  Federal .............      $  3,221,629       $    272,000       $     70,000
  State ...............         1,570,000          1,126,533             37,000
                             ------------       ------------       ------------
                                4,791,629          1,398,533            107,000
                             ------------       ------------       ------------
Deferred
  Federal .............         8,644,416         (1,830,000)        (1,500,000)
  State ...............           988,000           (262,000)          (433,000)
                             ------------       ------------       ------------
                                9,632,416         (2,092,000)        (1,933,000)
                             ------------       ------------       ------------
         Total ........      $ 14,424,045       $   (693,467)      $ (1,826,000)
                             ============       ============       ============

         Income tax expense (benefit) for the three years ended June 30, 1998, 1997, and 1996 differs from the amount computed applying the federal statutory rates as follows:

                                                             JUNE 30,
                                                 ------------------------------
                                                 1998         1997        1996
                                                 -----        -----       -----
Statutory federal income tax rate .........       35.0%        35.0%       34.0%
State tax rate ............................        4.0          5.0         6.0
Change in valuation allowance .............         --        (44.2)      (70.0)
In-process research and development .......      684.5           --          --
Tax-exempt interest .......................      (14.4)          --          --
Other .....................................        6.0           --          --
                                                 -----        -----       -----
                                                 715.1%        (4.2%)     (30.0%)
                                                 =====        =====       =====

NOTE 8. STOCK TRANSACTIONS

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

         On October 2, 1996, the Company completed a public offering for approximately 2,800,000 primary shares of the Company's Class A Common Stock at a price of $30.00 per share. The underwriters also exercised the over-allotment option of approximately 400,000 primary shares at a price of $30.00 per share. Gross proceeds from the offering before related expenses totaled approximately $95.7 million. The Company is using the proceeds for marketing expenses associated with new product introductions, the licensing or acquisition of formulations, technologies, products or businesses, research and development, expansion of marketing and sales capabilities, and general corporate purposes.

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

NOTE 9. STOCK OPTION PLANS

         The Company has five Stock Option Plans (the 1996, 1995, 1992, 1990, and 1988 Plans or, collectively, the "Plans"). The 1996, 1995, 1992, 1990, and 1988 Plans have the following options outstanding: 760,683, 370,335, 354,674, 38,181, and 178,778, respectively. The Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted ranging from one to five years. Options are granted at the fair market value on the grant date. Options outstanding at June 30, 1998, vary in price from $1.55 to $54.00, with a weighted average of $23.86 outlined in the chart below:

                                  WEIGHTED
                    WEIGHTED       AVERAGE     AVERAGE   WEIGHTED     AVERAGE
    RANGE OF         NUMBER      CONTRACTUAL   EXERCISE   NUMBER     EXERCISE
EXERCISE PRICES    OUTSTANDING      LIFE        PRICE   EXERCISABLE    PRICE
---------------    -----------      ----        -----      -----     -----------
$ 1.55 - $ 2.33      140,038        1.37       $ 1.96      89,237      $ 1.96
$ 2.36 - $ 3.50      408,781        2.27       $ 2.88     368,696      $ 2.90
$ 3.67 - $ 4.22        9,158         .30       $ 4.03       8,512      $ 4.05
$ 6.22 - $ 9.33       29,875        3.16       $ 6.23      29,712      $ 6.22
$10.14 - $13.66       25,950        6.04       $12.66      16,970      $12.81
$18.16 - $31.44      359,616        8.10       $20.16      94,089      $22.94
$31.66 - $44.63      590,433        9.09       $42.04      29,749      $32.62
$45.44 - $54.00      138,800        9.25       $47.16          90      $46.25

         The weighted average fair value of options granted during fiscal 1998 and 1997 was $24.41 and $13.79, respectively.

         A summary of stock option activity granted within the Plans and related information for the years ended June 30, 1998, 1997 and 1996 are as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                             QUALIFIED    NON-QUALIFIED     TOTAL        PRICE
                            ----------     ----------     ----------     ------
Balance at June 30, 1995 .     412,890        868,199      1,281,089     $ 6.12

Granted ..................     316,827        447,992        764,819     $ 3.48
Exercised ................     (38,503)      (176,815)      (215,318)    $13.38
Terminated/expired .......    (197,938)      (332,960)      (530,898)    $ 6.98
                            ----------     ----------     ----------
Balance at June 30, 1996 .     493,276        806,416      1,299,692     $ 4.32

Granted ..................     284,593        168,427        453,020     $21.99
Exercised ................    (157,622)      (341,607)      (499,229)    $ 5.62
Terminated/expired .......     (40,974)        (4,821)       (45,795)    $ 9.44
                            ----------     ----------     ----------
Balance at June 30, 1997 .     579,273        628,415      1,207,688     $10.22

Granted ..................     377,753        330,369        708,122     $43.64
Exercised ................     (58,289)       (97,253)      (155,542)    $ 6.16
Terminated/expired .......     (55,763)        (1,854)       (57,617)    $29.95
                            ----------     ----------     ----------
Balance at June 30,1998 ..     842,974        859,677      1,702,651     $23.86
                            ==========     ==========     ==========

         Options exercisable under the Company's Stock Option Plans at June 30, 1998 was 637,055 with an average exercise price of $7.55. An additional 6,250 non-qualified stock options not subject to the Plans are issued and outstanding to outside parties at June 30, 1998, with an exercise price of $9.71.

         The Company elected the adoption of the disclosure-only provisions of SFAS No. 123 in fiscal 1998. In accordance with the provisions of SFAS No. 123, the Company applies APB 25 and related interpretations in accounting for option grants to employees under its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, operating results would have changed to the pro forma amounts indicated in the table below:

                                                   1998              1997
                                               ------------      -------------
Net (Loss) Income - As Reported                $(12,407,176)     $  17,344,914

Net (Loss) Income - Pro Forma                  $(15,346,543)     $  15,742,000

Diluted Earnings Per Share - As Reported       $      (0.77)     $        1.24

Diluted Earnings Per Share - Pro Forma         $      (0.96)     $        1.12

         Pro forma results disclosed are based on the provisions of SFAS No. 123 using the Black-Scholes option pricing model and are not likely to be representative of the effect on pro forma net income for future years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which, unlike options granted by the Company, have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from options traded on an exchange, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                1998                    1997
                                               -------                 -------
Expected Dividend Yield                          0.0%                    0.0%
Expected Stock Price Volatility                 0.50                    0.70
Risk-Free Interest Rate                          5.5%                    5.7%
Expected Life of Options                       5 Years                 5 Years

NOTE 10. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                           JUNE 30,
                                                        ---------------------------------------------
                                                            1998             1997            1996
                                                        ------------     ------------    ------------
Numerator
     Net (loss) income .............................    $(12,407,176)    $ 17,344,914    $  7,879,742
                                                        ------------     ------------    ------------
Denominator for basic net (loss) income per common
     share .........................................      16,066,840       13,190,889      10,254,668
     Effect of dilutive securities:
     Stock options .................................              --          847,787         635,975
                                                        ------------     ------------    ------------
Denominator for diluted net (loss) income per common
     share .........................................      16,066,840       14,038,676      10,890,643
                                                        ============     ============    ============

Basic net (loss) income per common share ...........    $      (0.77)    $       1.31    $       0.77
                                                        ============     ============    ============

Diluted net (loss) income per common share .........    $      (0.77)    $       1.24    $       0.72
                                                        ============     ============    ============

         Options that are anti-dilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share. There were no dilutive securities in 1998 given that the Company had a net loss.

NOTE 11. SIGNIFICANT CUSTOMERS

         For fiscal 1998, three customers accounted for approximately 16.9%, 13.2%, and 12.6% of sales. For fiscal 1997, three customers accounted for approximately 20.6%, 16.3%, and 10.9% of sales. For fiscal 1996, three customers accounted for approximately 15.5%, 12.2%, and 11.8% of sales.

NOTE 12. FINANCIAL INSTRUMENTS -- CONCENTRATIONS OF CREDIT RISK

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

         At June 30, 1998 and 1997, three customers, comprised approximately 46.9% and 50.0%, respectively, of accounts receivable. The Company does not require collateral from its customers but performs periodic credit evaluations of its customers' financial condition. Management does not believe a significant credit risk exists at June 30, 1998.

NOTE 13. DEFINED CONTRIBUTION PLAN

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

NOTE 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         In the table below is the quarterly financial information for fiscal 1998 and 1997. All figures are in thousands except per share data, and certain amounts do not total to the annual amounts due to rounding.

                                                   FISCAL YEAR ENDED JUNE 30, 1998
                                                      (FOR THE QUARTERS ENDED)
                            SEPTEMBER 30, 1997    DECEMBER 31, 1997    MARCH 31, 1998    JUNE 30, 1998
                            ------------------    -----------------    --------------    -------------
Net sales .............          $ 13,911             $ 16,928            $ 22,527          $ 24,205
Gross profit ..........            11,365               13,924              18,535            19,768
Net income (loss) .....             3,751              (31,051)              6,434             8,459
Basic net income (loss)
  per common share ....          $   0.26             $  (2.16)           $   0.38          $   0.45
Diluted net income
  (loss) per common
  share ...............          $   0.25             $  (2.16)           $   0.37          $   0.44

                                                   FISCAL YEAR ENDED JUNE 30, 1997
                                                      (FOR THE QUARTERS ENDED)
                            SEPTEMBER 30, 1996    DECEMBER 31, 1996    MARCH 31, 1997    JUNE 30, 1997
                            ------------------    -----------------    --------------    -------------
Net sales .............          $  7,268             $  8,508            $ 10,976          $ 14,407
Gross profit ..........             5,313                6,255               8,499            11,730
Net income ............             3,604                3,251               4,337             6,153
Basic net income (loss)
  per common share ....          $   0.34             $   0.24            $   0.31          $   0.43
Diluted net income
  (loss) per common
  share ...............          $   0.32             $   0.22            $   0.29          $   0.41

         The quarterly net income per share data disclosed above does not agree with the amounts reported in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission, as the amounts have been revised to reflect the stock splits discussed in Note 8, and the effect of SFAS No. 128 related to basic and diluted earnings per share. Gross profit does not include amortization of the related intangibles.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT      CHARGED TO
                                     BEGINNING OF      COSTS AND        CHARGED TO                    BALANCE AT
         DESCRIPTION                     YEAR          EXPENSES       OTHER ACCOUNTS    DEDUCTIONS    END OF YEAR
         -----------                     ----          --------       --------------    ----------    -----------
Year Ended June 30, 1998
  Deducted from Asset Accounts:
  Accounts Receivable:
    Allowances ................       $ 1,150,000     $   460,000     $ 1,216,000(1)     $     --     $ 2,826,000

Year Ended June 30, 1997
  Deducted from Asset Accounts:
  Accounts Receivable:
    Allowances ................           680,000         470,000              --              --       1,150,000
  Deferred tax assets:
    Valuation allowance .......         8,600,000      (8,600,000)             --              --              --

Year Ended June 30, 1996
  Deducted from Asset Accounts:
  Accounts Receivable:
    Allowances ................           520,000         160,000              --              --         680,000
  Deferred tax assets:
    Valuation allowance .......       $13,960,000     $(5,360,000)    $        --        $     --     $ 8,600,000

(1) Allowance related to acquisition of GenDerm.

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION

    2.1       -     Agreement of Merger by and between Medicis Pharmaceutical
                    Corporation, a Delaware corporation, Medicis Acquisition
                    Corporation, a Delaware corporation, and GenDerm
                    Corporation, a Delaware corporation, dated November 28, 1997
                    (18)

    3.1       -     Certificate of Incorporation of the Company, as amended (11)

    3.3       -     By-Laws of the Company (1)

    4.1       -     Rights Agreement dated as of August 17, 1995 between the
                    Company and American Stock Transfer & Trust Company, as
                    Rights Agent (11)

    4.1b      -     Amendment No. 2 to Rights Agreement dated as of March 17,
                    1997 between the Company and Norwest Bank Minnesota N.A.
                    (16)

    4.3       -     Form of specimen certificate representing Class A Common
                    Stock (2)

    10.1      -     License Agreement among Euromerican Trade Resources, Inc.,
                    Dr. H. R. Suess and H. R. Suess A.G. dated as of September
                    24, 1987 (3)

    10.2      -     Modification to License Agreement among the Company,
                    Euromerican Trade Resources, Inc., Dr. H. R. Suess and H. R.
                    Suess A.G. dated as of April 6, 1989 (3)

    10.3      -     Letter Agreement between the Company and Euromerican Trade
                    Resources, Inc. dated as of April 6, 1989, relating to Modification to License Agreement among the Company,
                    Euromerican Trade Resources, Inc., Dr. H. R. Suess and H. R.
                    Suess A.G. dated as of April 6, 1989 (3)

    10.8      -     Medicis Pharmaceutical Corporation 1995 Stock Option Plan
                    (incorporated by reference to Exhibit C to the definitive
                    Proxy Statement for the 1995 Annual Meeting of Stockholders previously filed with the SEC, File No. 0-18443)

    10.9      -     Employment Agreement between the Company and Jonah Shacknai dated as of July 24, 1996 (15)

    10.10     -     Medicis Pharmaceutical Corporation 1988 Stock Option Plan,
                    as amended (4)

    10.12     -     License Agreement between the Company and Dr. H. R. Suess
                    dated March 1, 1990 (3)

    10.13     -     License Agreement between Syosset Laboratories, Inc. and
                    Medicis Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company (5)

    10.14     -     Non-Exclusive License Agreement between Syosset
                    Laboratories, Inc. and Medicis

                    Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company (5)

    10.15     -     Manufacturing Agreement between Syosset Laboratories, Inc.
                    and Medicis Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company (5)

    10.16     -     Sales Agency Agreement between Syosset Laboratories, Inc.
                    and Medicis Dermatologics, Inc., dated as of July 25, 1990, and the Guaranty of the Company (5)

    10.18     -     Medicis Pharmaceutical Corporation 1990 Stock Option Plan,
                    as amended (4)

    10.49     -     Option to Purchase Class A Common Stock granted to Stephen
                    B. Booke (4)

    10.50     -     Option to Purchase Class A Common Stock granted to Gerald
                    Amato (4)

    10.58     -     Medicis Pharmaceutical Corporation 1992 Stock Option Plan
                    (8)

    10.59     -     Supply Agreement, dated as of October 21, 1992 between
                    Schein and the Company (7)

    10.70     -     Amendment to Manufacturing and Supply Agreement, dated March
                    2, 1993 between Schein and the Company (10)

    10.72(a)  -     Credit and Security Agreement, dated as of August 3, 1995
                    between the Company and Norwest Business Credit, Inc. (12)

    10.72(b)  -     First Amendment to Credit and Security Agreement, dated as of May 29, 1996 between the Company and Norwest Bank
                    Arizona, N.A. (15)

    10.72(c)  -     Second Amendment to Credit and Security Agreement dated
                    November 22, 1996 by and between the Company and Norwest
                    Bank Arizona, N.A. as successor-in-interest to Norwest
                    Business Credit, Inc. (17)

    10.73(a)  -     Patent Collateral Assignment and Security Agreement, dated as of August 3, 1995 by the Company to Norwest Business
                    Credit, Inc. (13)

    10.73(b)  -     First Amendment to Patent Collateral Assignment and Security
                    Agreement, dated as of May 29, 1996 by the Company to Norwest Bank Arizona, N.A. (15)

    10.74(a)  -     Trademark Collateral Assignment and Security Agreement,
                    dated as of August 3, 1995 by the Company to Norwest
                    Business Credit, Inc. (14)

    10.74(b)  -     First Amendment to Trademark Collateral Assignment and
                    Security Agreement, dated as of May 29, 1996 by the Company to Norwest Bank Arizona, N.A. (15)

    10.75     -     Assignment and Assumption of Loan Documents, dated as of May
                    29, 1996 from Norwest Business Credit, Inc., to and by
                    Norwest Bank Arizona, N.A. (15)

    10.76     -     Multiple Advance Note, dated May 29, 1996 from the Company to Norwest Bank Arizona, N.A. (15)

    10.77     -     Securities Account Pledge and Security Agreement dated
                    November 22, 1996 by and between the Company and Norwest
                    Bank Arizona, N.A. (17)

    10.78     -     Acknowledgment of Control of Pledged Securities Account
                    dated November 22, 1996 by and among Norwest Bank Arizona and the Company and Norwest Bank Minnesota (17)

    10.79     -     Asset Purchase Agreement dated January 21, 1997 between the
                    Company and Syntex (U.S.A.) Inc. (16)

    10.80     -     Asset Purchase Agreement dated January 21, 1997 between the
                    Company and Syntex (U.S.A.), Inc. (16)

    10.81     -     Asset Purchase Agreement dated January 21, 1997 between the
                    Company and F. Hoffman-La Roche Limited (16)

    10.82     -     Asset Purchase Agreement dated January 21, 1997 between the
                    Company and Syntex Pharmaceuticals International Limited
                    (16)

    10.83     -     Transition Services Agreement dated January 21, 1997 between the Company and F. Hoffman-La Roche, Inc. (16)

    10.84     -     Transition Services Agreement dated January 21, 1997 between the Company and F. Hoffman-La Roche Limited (16)

    10.85     -     Supply Agreement (Fluocinolone Acetonide and Fluocinonide)
                    dated January 21, 1997 between the Company and Syntex
                    Pharmaceuticals International Limited (16)

    10.86     -     License Agreement dated March 28, 1997 between the Company and Platinum(R) Software Corporation (16)

    10.87     -     Master Software License Agreement dated March 28, 1997
                    between the Company and FocusSoft, Inc. (16)

    21.1      -     Subsidiaries (19)

    23.1      -     Consent of Ernst & Young LLP, Independent Auditors (19)

    24.1      -     Power of Attorney (19)  See signature page(s)

    27.1      -     Financial Data Schedule (19)

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

    (12) Incorporated by reference to exhibit number 4.2 in the 1996 Form 10-K

    (13) Incorporated by reference to exhibit number 4.4 in the 1996 Form 10-K

    (14) Incorporated by reference to exhibit number 4.5 in the 1996 Form 10-K

    (15) Incorporated by reference to the exhibit with the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, filed with the SEC on September 24, 1996

    (16) Incorporated by reference to the exhibit with the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

    (17) Incorporated by reference to the exhibit with the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

    (18) Incorporated by reference to the exhibit with the same number in the Company's Current Report on Form 8-K filed with the SEC on December 15, 1997.

    (19) Filed herewith

(b) No reports on Form 8-K were filed with the SEC for the quarter end June 30, 1998.

(c) The exhibits to this Form 10-K follow the Company's Financial Statement
    Schedule included in this Form 10-K.

(d) The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.