Form 10-Q
period 1998-09-30
MEDICIS PHARMACEUTICAL CORP
filed 1998-11-16
CIK 859368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the transition period from ___________ to ______________

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
 YES  X     NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at November 6, 1998
Class A Common Stock $.014 Par Value                   18,522,506
Class B Common Stock $.014 Par Value                      281,974

                       MEDICIS PHARMACEUTICAL CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                       Page
                                                                                     ----
         Item 1    Financial Statements

                      Condensed Consolidated Balance Sheets as of
                      September 30, 1998 and June 30, 1998...........................  3

                      Condensed Consolidated Statements of  Income
                      for the Three Months Ended September 30, 1998 and 1997.........  5

                      Condensed Consolidated Statements of Cash Flows for the
                      Three Months Ended September 30, 1998 and 1997.................  6

                      Notes to the Condensed Consolidated Financial Statements.......  7

          Item 2   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................  9



PART II.  OTHER INFORMATION

          Item 6   Exhibits and Reports on Form 8-K..................................  17


SIGNATURES...........................................................................  17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                          September 30,        June 30,
                                              1998               1998
                                          ------------       ------------
ASSETS
  Current assets:
   Cash and cash equivalents............. $142,709,130       $147,411,127
   Short-term investments................  106,098,499         90,510,029
   Accounts receivable, net..............   18,364,701         18,899,868
   Inventories, net......................   10,376,238          9,208,384
   Deferred tax assets...................    3,136,000          3,300,000
   Accrued interest income...............    1,381,035          2,050,264
   Other current assets..................    4,247,132          6,750,170
                                          ------------       ------------
         Total current assets............  286,312,735        278,129,842
                                          ------------       ------------

  Property and equipment, net............    1,493,898          1,343,603

  Intangible assets:
   Intangible assets related to product
   acquisitions..........................   74,307,592         70,386,665
   Other intangible assets...............    4,914,624          6,874,626
      Less accumulated amortization......    6,869,594          5,977,399
                                          ------------       ------------
         Net intangible assets...........   72,352,622         71,283,892
                                          ------------       ------------
  Other non-current assets...............    1,592,891          1,592,907
                                          ------------       ------------
                                          $361,752,146       $352,350,244
                                          ============       ============


         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     September 30,          June 30,
                                                                          1998                 1998
                                                                     -------------        -------------
LIABILITIES
  Current liabilities:
   Accounts payable................................................  $   6,229,306        $   5,496,526
   Notes payable...................................................         11,364               11,364
   Accrued incentives..............................................        728,102            1,786,392
   Accrued royalties...............................................      1,407,883            1,040,993
   Other accrued liabilities.......................................      7,468,322            6,838,397
                                                                     -------------        -------------
         Total current liabilities.................................     15,844,977           15,173,672
                                                                     -------------        -------------

  Long-term liabilities:
   Notes payable...................................................         94,556               94,556
   Other non-current liabilities...................................        129,191              124,115
   Deferred tax liability..........................................     10,502,416           10,502,416

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST..................................................      1,995,354            1,960,000

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.01 par value;
   shares authorized:  5,000,000; no shares issued.................           --                   --
  Class A Common Stock, $0.014 par value;
   shares authorized: 50,000,000; issued and
   outstanding:  18,501,195 and 18,474,256 at
   September 30, 1998 and at June 30, 1998,
   respectively....................................................        259,017              258,640
  Class B Common Stock, $0.014 par value;
   shares authorized: 1,000,000; issued and
   outstanding:  281,974 at September 30, 1998
   and at June 30, 1998............................................          3,948                3,948
  Additional paid-in capital.......................................    344,607,296          344,107,350
  Accumulated deficit..............................................    (11,684,609)         (19,874,453)
                                                                     -------------        -------------
         Total stockholders' equity................................    333,185,652          324,495,485
                                                                     -------------        -------------
                                                                     $ 361,752,146        $ 352,350,244
                                                                     =============        =============

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                 Three Months Ended
                                           --------------------------------
                                           September 30,       September 30,
                                               1998                 1997
                                           ------------        ------------
Net sales                                  $ 24,780,359        $ 13,911,331
                                           ------------        ------------

Operating costs and expenses:
  Cost of product revenue.................    4,707,490           2,545,739
  Selling, general and administrative.....    8,825,981           5,375,610
  Research and development................      496,852             544,121
  Depreciation and amortization...........      956,415             483,557
                                           ------------        ------------
   Operating costs and expenses...........   14,986,738           8,949,027
                                           ------------        ------------

Operating income..........................    9,793,621           4,962,304

Interest income...........................    3,106,672           1,196,642
Interest expense..........................       (7,658)             (8,326)
                                           ------------        ------------
Income before taxes.......................   12,892,635           6,150,620
Income tax expense........................   (4,803,263)         (2,399,718)
                                           ------------        ------------
Net income................................ $  8,089,372        $  3,750,902
                                           ============        ============

Basic net income per
   common share........................... $       0.43        $       0.26
                                           ============        ============
Diluted net income per
  common shares........................... $       0.42        $       0.25
                                           ============        ============

Shares used in computing basic net
  income per common share.................   18,772,927          14,313,347
                                           ============        ============
Shares used in computing diluted net
  income per common share.................   19,393,738          15,022,119
                                           ============        ============


         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                          ----------------------------------------
                                                                          September 30, 1998    September 30, 1997
                                                                          ------------------    ------------------
Net income                                                                  $   8,089,372        $   3,750,902
Adjustments to reconcile net income to
  net cash provided by operating activities:..............................
   Depreciation and amortization..........................................        956,415              483,557
   Minority interest......................................................         35,354                   --
   Accretion of discount on investments...................................        (19,090)             (88,489)
   Deferred income tax expense............................................        537,000            2,715,000
   Provision for doubtful accounts and returns............................       (132,841)             (37,000)
   Other non-cash expenses................................................             --                6,000
   Gain on sale of available-for-sale investments.........................         19,194               (2,775)
   Change in operating assets and liabilities:
     Inventories..........................................................       (843,234)          (1,337,391)
     Accounts receivable..................................................        634,379           (1,503,064)
     Accounts payable.....................................................        732,780              298,546
     Accrued incentives...................................................     (1,058,290)            (659,822)
     Other current liabilities............................................        996,815             (173,974)
     Other current assets.................................................        999,610             (965,117)
                                                                            -------------        -------------
         Net cash provided by operating activities........................     10,947,464            2,486,373
                                                                            -------------        -------------

Cash flows from investing activities:
  Purchase of property and equipment......................................       (214,515)            (107,082)
  Payment of license agreement............................................             --             (615,750)
  Increase in other assets................................................        (79,261)                --
  Purchase of available-for-sale securities...............................    (45,536,905)         (23,219,374)
  Sale of available-for-sale securities...................................     16,049,142            9,034,503
  Maturity of available-for-sale securities...............................     14,100,000           11,500,000
                                                                            -------------        -------------
         Net cash used in investing activities............................    (15,681,539)          (3,407,703)
                                                                            -------------        -------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options.............................        129,603              411,174
  Other non-current liabilities...........................................          2,810              (20,889)
                                                                            -------------        -------------
         Net cash provided by financing activities........................        132,413              390,285
                                                                            -------------        -------------

Effect of foreign currency exchange rate
   on cash and cash equivalents...........................................       (100,335)                --
                                                                            -------------        -------------

Net decrease in cash and cash equivalents.................................     (4,701,997)            (531,045)
Cash and cash equivalents at beginning of period..........................    147,411,127           33,623,397
                                                                            -------------        -------------
Cash and cash equivalents at end of period................................  $ 142,709,130        $  33,092,352
                                                                            -------------        -------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                                 $       7,658        $       6,453
   Taxes                                                                    $   1,170,600        $     248,074


         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Medicis Pharmaceutical Corporation ("Medicis" or the "Company") is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription, over-the-counter ("OTC"), and cosmetic dermatology products emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions and anti-pruritic conditions while also offering the leading OTC fade cream product line in the United States. The Company has built its business through successfully introducing prescription pharmaceuticals such as DYNACIN(R) and TRIAZ(R) products for the treatment of acne, LUSTRA(R), for the treatment of dyschromia and other discolorations of the skin, as well as the acquisition of the ESOTERICA(R) fade cream product line. In addition, Medicis acquired the rights to LIDEX(R) and SYNALAR(R) corticosteroid product lines from Syntex USA, Inc. and the entire product line from GenDerm Corporation ("GenDerm"), including ZOSTRIX(R) topical analgesics and NOVACET(R) acne rosacea treatments.

     The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 ("fiscal 1998"). Certain immaterial amounts on the face of the balance sheet have been reclassified to conform with the current period's presentation.

2.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company is evaluating the provisions of SFAS No. 131 and, upon adoption, may report operating segments. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130".) SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the first quarter of fiscal 1999 and fiscal 1998, the amounts of unrealized gains or losses on such securities were not material.

3.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements and have been computed by using the weighted average number of shares.

          The following table sets forth all computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                           ----------------------------------
                                                   1998          1997
                                                 -------       -------
                                          (in thousands, except per share data)
          Numerator:
            Net income.........................  $ 8,089       $ 3,751
                                                 -------       -------
          Denominator for basic
            earnings per common share..........   18,773        14,313
          Effect of dilutive securities:
            Stock options......................      621           709
                                                 -------       -------
          Denominator for diluted
            earnings per common share..........   19,394        15,022
                                                 =======       =======
          Basic net income per
            common share.......................  $  0.43       $  0.26
                                                 =======       =======
          Diluted net income per
             common share......................  $  0.42       $  0.25
                                                 =======       =======

     Options to purchase 703,929 shares of common stock at prices ranging from $38.25 to $54.00 per share were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common stock and, therefore, the effect would be anti-dilutive.

4.   CONTINGENCIES

     The Company and certain of its subsidiaries, from time to time, are parties to certain actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves or, in the opinion of management and after consultation with counsel, are not anticipated, in the aggregate, to have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

5.   INVENTORIES

     Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in, first-out method. Inventories, net of reserves, at September 30, 1998 and June 30, 1998 consist of the following:

                                          September 30, 1998   June 30, 1998
                                          ------------------   -------------
               Raw materials................. $ 2,709,377       $ 1,086,585
               Finished goods................   7,666,861         8,121,799
                                              -----------       -----------
                 Total inventories, net...... $10,376,238       $ 9,208,384
                                              ===========       ===========


6.   INCOME TAXES

     Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes (recorded at an effective rate of 37.3% for the quarter ended September 30, 1998) reflects management's estimation of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on estimated tax expenses for the year.

     At September 30, 1998, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $0.4 million increase to equity with a corresponding $0.4 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the intentions of the option holder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 Form 10-K").

     This report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made or may make forward looking statements, orally or in writing. Forward looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results could differ materially from those anticipated in forward looking statements as a result of certain factors including, but not limited to, those factors discussed in the documents filed by the Company with the Securities and Exchange Commission from time to time, including the prospectus dated February 6, 1998, which is set forth in the Company's Registration Statement on Form S-3 and the 1998 Form 10-K. The Company undertakes no obligation to update any forward looking statements.

     OVERVIEW

     Medicis was founded in 1987 to develop and market prescription and over-the-counter ("OTC") products to treat dermatological conditions. Innovative Therapeutics, Inc. (the predecessor of the Company) was incorporated under the laws of the District of Columbia on July 1, 1987, subsequently changed its name to Medicis Corporation and was merged with and into Medicis Corporation, which was incorporated in July 29, 1988 under the laws of Delaware, pursuant to an Agreement of Merger dated July 29, 1988. Medicis Corporation subsequently changed its name to Medicis Pharmaceutical Corporation.

     Medicis is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription, OTC, and cosmetic dermatology products, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions, and anti-pruritic conditions, while also offering the leading OTC fade cream product line in the United States. The Company has built its business through successfully introducing prescription pharmaceuticals such as DYNACIN(R) and TRIAZ(R) products for the treatment of acne, LUSTRA(R) for dyschromia and other discolorations of the skin, as well as marketing OTC products such as the ESOTERICA(R) fade cream product line. In addition, Medicis acquired the rights to LIDEX(R) and SYNALAR(R) corticosteroid product lines in the United States and Canada from Syntex USA, Inc. and the entire product line from GenDerm Corporation ("GenDerm"), including ZOSTRIX(R) topical analgesics and NOVACET(R) acne rosacea treatments.

     Prescription pharmaceuticals accounted for 77.0%, 86.5% and 83.2% of net sales in the fiscal years ending June 30, 1998, June 30, 1997 ("fiscal 1997") and June 30, 1996 ("fiscal 1996"), respectively, and 68.0% in the first quarter ended September 30, 1998. Although DYNACIN(R) products accounted for a majority of the Company's total sales in fiscal 1997 and fiscal 1996, the Company believes it will no longer derive the majority of its net sales from DYNACIN(R) in the future. As a result of the GenDerm acquisition, in December 1997, OTC products have accounted for a greater percentage of the Company's total sales with minimal impact on the Company's gross profit margins.

     The Company derives a majority of its revenue from sales of DYNACIN(R), LIDEX(R), TRIAZ(R), LUSTRA(R) and ZOSTRIX(R) products (the "Key Products"). The Company believes that sales of the Key Products will constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products individually or collectively would have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of Key Products could also be affected adversely by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescribing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims or other factors.

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

     The Company's strategy for growth is substantially dependent upon its continued ability to acquire products primarily targeted at the skin care market. The Company engages in limited proprietary research and development of new products and must rely upon the willingness of other companies to sell or license product lines or technologies. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company to acquire such products. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, or at all. The failure of the Company to acquire additional products or successfully introduce new products could have a material adverse effect on the Company's business, financial condition and results of operations. Further, any new internally developed or acquired products may have different distribution channels, pricing resources and levels and competition than the Company's current products. Consequently, there can be no assurance that the Company will be able to compete favorably and attain market acceptance in any new product category or successfully integrate any acquired products or businesses. In addition, any such products may require the Company to significantly increase its sales force and incur commensurate expense levels in anticipation of a new product introduction. Failure of the Company to successfully introduce and market new products, whether internally developed or acquired from third parties, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has recently experienced and will continue to experience a period of significant expansion of its operations that has placed a significant strain upon its management system and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, hire, train and manage an increasing number of employees. The Company's failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's business strategy includes potential acquisitions of products and businesses and introductions of new products. The Company anticipates that the integration of additional new businesses or potential products, if any, would require significant expense and management time and attention. Failure to manage such change effectively would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Medicis' customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson Drug Company ("McKesson"), Bergen Brunswig Drug Company ("Bergen Brunswig"), Cardinal Health, Inc. ("Cardinal"), and other major drug chains. In fiscal 1998, McKesson, Bergen Brunswig and Cardinal accounted for 16.9%, 13.2% and 12.6%, respectively, of the Company's sales. In fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for 20.6%, 16.3% and 10.9%, respectively, of the Company's sales. The loss of, or deterioration in, any of these customer accounts could have a material adverse effect upon the Company's business, financial condition or results and operations.

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

     The Year 2000 issue results from the inability of some computer programs to identify the year 2000 properly, potentially leading to errors or system failure. A company's business may be adversely affected if it, or any of its suppliers and customers or others with whom it transacts business (including its banks and governmental agencies), have not timely resolved the year 2000 issue. In response to its rapid growth, the Company selected a new management information system in fiscal 1997, which was implemented in fiscal 1998 that is expected to meet its presently anticipated needs. In selecting a system, Year 2000 compliance was one of the criteria. The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs associated with modifying and testing its systems for the Year 2000. Although the Company is not yet able to estimate its incremental cost for the Year 2000 issues, within its internal information systems, based on its preliminary review to date, the Company does not believe Year 2000 issues will have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently working with critical third parties to determine the impact of Year 2000 issues on their business and operations and its collateral impact on the business and operations of the Company and to determine such third parties plans to remediate Year 2000 issues where their systems interface with the Company's systems. The assessment and necessary modification for the Year 2000 issue are estimated to be completed in late 1999.

     RESULTS OF OPERATIONS

     The following table sets forth certain data as a percentage of net sales for the periods indicated.

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                  ------------------------------------
                                                    1998           1997           1996
                                                  ------         ------         ------
             Net sales ....................        100.0%         100.0%         100.0%
             Gross profit .................         81.0           81.7           73.1
             Operating expenses ...........         41.5           46.0           51.2
             Operating income .............         39.5           35.7           21.9
             Net interest income ..........         12.5            8.5            1.5
             Income tax benefit (expense)..        (19.4)         (17.2)          26.2
                                                   -----          -----          -----
             Net income ...................         32.6%          27.0%          49.6%
                                                   =====          =====          =====

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales

     Net sales for the three months ended September 30, 1998 (the "first quarter of fiscal 1999") increased 78.1%, or $10.9 million, to $24.8 million from $13.9 million for the three months ended September 30, 1997 (the "first quarter of fiscal 1998"). The Company's net sales increased in the first quarter of fiscal 1999 primarily as a result of the effect of sales of the GenDerm products which were acquired in December of 1997. The first quarter of fiscal 1998 did not include sales of the GenDerm products. The Company's net sales also increased as a result of both unit and dollar sales growth of the Company's prescription products including sales associated with LUSTRA(R), which was introduced by the Company in the third quarter of fiscal 1998. The Company's prescription products accounted for 68.0% of net sales in the first quarter of fiscal 1999 and 88.0% in the first quarter of fiscal 1998. The OTC and doctor-dispensed products accounted for 32.0% and 12.0% in the first quarter of fiscal 1999 and 1998 respectively.

     Gross Profit

     Gross profit during the first quarter of fiscal 1999 increased 76.6%, or $8.7 million, to $20.1 million from $11.4 million in the first quarter of fiscal 1998. As a percentage of net sales, gross profit decreased to 81.0% in the first quarter of fiscal 1999 from 81.7% in the first quarter of fiscal 1998, primarily as a result of greater OTC sales as a percentage of total net sales. OTC products have a lower gross profit percentage than the Company's prescription brands.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the first quarter of fiscal 1999 increased 64.2%, or $3.4 million, to $8.8 million from $5.4 million in the first quarter of fiscal 1998, primarily due to the expenses associated with the promotion and administration of the

     Company's existing brands, including LUSTRA(R), and the sampling and advertising associated with the GenDerm brands.

     Additionally, selling, general and administrative costs also increased due to an increase in variable costs commensurate with increased sales volume, the expansion of the Company's sales force to 61 sales representatives from 47 sales representatives at fiscal year end June 30, 1998 and additional personnel costs attributable to the hiring of additional full-time equivalent employees and cost-of-living salary adjustments. Selling, general and administrative costs, as a percentage of net sales, decreased three percentage points in the first quarter of fiscal 1999 relative to the first quarter of fiscal 1998.

     Research and Development Expenses

     Research and development expenses in the first quarter of fiscal 1999 decreased 8.7%, or $47,000, to $497,000 from $544,000 in the first quarter of fiscal 1998, primarily due to the timing of various research and development projects offset by expenses associated with the clinical support of the Company's existing products.

     Depreciation and Amortization Expenses

     Depreciation and amortization expenses in the first quarter of fiscal 1999 increased 97.8%, or $473,000, to $956,000 from $483,000 in the first quarter of fiscal 1998, primarily due to amortization of the intangible assets associated with the Company's acquisition of GenDerm in December 1997.

     Operating Income

     Operating income during the first quarter of fiscal 1999 increased 97.4%, or $4.8 million, to $9.8 million from $5.0 million in the first quarter of fiscal 1998. This increase was primarily a result of higher sales volume, coupled with a decrease of 4.5 percentage points in operating costs as a percentage of net sales.

     Interest Income

     Interest income in the first quarter of fiscal 1999 increased 159.6%, or $1.9 million, to $3.1 million from approximately $1.2 million in the first quarter of fiscal 1998, primarily due to higher cash equivalent and short-term investment balances in the first quarter of fiscal 1999, as a result of the Company's February 1998 public offering and the Company's cash flow from operations.

     Income Tax Expense

     Income tax expense during the first quarter of fiscal 1999 increased $2.4 million to an expense of $4.8 million from an expense of $2.4 million in the first quarter of fiscal 1998. The provision for income taxes recorded for the first quarter of fiscal 1999 reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before taxes for the year. The Company's tax provision is recorded at an effective tax rate of 37.3% for the first quarter of fiscal 1999. The increase in income tax expense as compared to the first quarter of fiscal 1998 is due to additional pre-tax income. The decrease in the effective tax rate as compared to the first quarter of fiscal 1998 is primarily attributable to an increase in tax exempt interest income.

     Net Income

     Net income during the first quarter of fiscal 1999 increased approximately 115.7%, or approximately $4.3 million, to $8.1 million from $3.8 million from the first quarter of fiscal 1998. The increase is primarily attributable to an increase in sales volume, lower operating expenses as a percentage of sales, and interest income generated by higher cash and cash equivalent balances.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998 and June 30, 1998, the Company had cash equivalents and short-term investments of approximately $248.8 million and $237.9 million, respectively. The Company's working capital was $270.5 million and $263.0 million at September 30, 1998 and June 30, 1998, respectively. The increase in working capital is primarily attributable to the Company's cash flow from operations of approximately $10.9 million.

     At September 30, 1998 and June 30, 1998, the Company had inventories of $10.4 million and $9.2 million, respectively. The increase in the Company's inventory balances is primarily related to an increase in the Company's inventory held by third parties which the Company is required to record in its inventory balance and which fluctuates due to the timing of the third parties' manufacturing cycles which the Company does not control.

     At September 30, 1998 and June 30, 1998, the Company had current liabilities of $15.8 million and $15.2 million, respectively. The increase is primarily due to an increase in accrued royalties on the Company's products which is due to increased sales of the Company's products and timing of the royalty payments.

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

     Inflation did not have a significant impact upon the results of the Company during the three months ended September 30, 1998.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     No. 27.1 Financial Data Schedule

     (See Note 2 to the Notes to the Condensed Consolidated Financial Statements incorporated herin for computation of Per Common Share Results.)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MEDICIS PHARMACEUTICAL CORPORATION


Date:  November 12, 1998                  By: /s/ Jonah Shacknai
                                              -------------------------------
                                              Jonah Shacknai
                                              Chairman and Chief Executive
                                              Officer

Date:  November 12, 1998                  By: /s/ Mark A. Prygocki, Sr.
                                              -------------------------------
                                              Mark A. Prygocki, Sr.
                                              Chief Financial Officer, Secretary
                                              and Treasurer

                                 EXHIBIT INDEX


Exhibit
  No.                   Description
-------                 -----------
27.1              Financial Data Schedule