Form 10-K/A
period 1998-06-30
MEDICIS PHARMACEUTICAL CORP
filed 1998-12-18
CIK 859368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                    For the fiscal year ended June 30, 1998,
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the transition period from ____ to _____.

                         Commission file number 0-18443

                       MEDICIS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                               52-1574808
     ---------------------------------      ------------------------------------
       (State of other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

4343 East Camelback Road, Suite 250, Phoenix, AZ        85018-2700
------------------------------------------------        ----------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:  (602) 808-8800

Securities registered pursuant to Section 12(b) of the Act:
                                         Class A Common Stock, $0.014 par value
                                            Preference Share Purchase Rights
                                         --------------------------------------
                                                 (Title of each Class)

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


                                    -- 1 --

                                    PART III

The Annual Report on Form 10-K ("Form 10K") is hereby amended by including items 10-13 thereto as follows:

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Nominees and Executive Officers

            The following biographical information is furnished with regard to the directors and the executive officers.

                                                                                       DIRECTOR      TERM
            NAME                 AGE                      POSITION                       SINCE      EXPIRES
-----------------------------------------------------------------------------------------------------------
Jonah Shacknai(1)                 41        Chairman and Chief Executive Officer          1988       1998

Mark A. Prygocki, Sr.             32        Chief Financial Officer, Treasurer, and        N/A        N/A
                                            Secretary

Arthur G. Altschul, Jr.(2)        34        Director                                      1992       2000

Richard L. Dobson, M.D.(2)        70        Director                                      1991       1999

Peter S. Knight, Esq. (1)(3)      47        Director                                      1997       1999

Michael A. Pietrangelo(1)(3)      56        Director                                      1990       1998

Philip S. Schein, M.D.(2)         59        Director                                      1990       2000

Lottie H. Shackelford(2)          57        Director                                      1993       1998


(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of the Stock Option and Compensation Committee


            JONAH SHACKNAI is a founder of the Company and has served as its Chairman and Chief Executive Officer since July 1988. From 1977 until late 1982, Mr. Shacknai served as chief aide to the House of Representative's committee with responsibility for health policy, and in other senior legislative positions. During his service with the House of Representatives, Mr. Shacknai drafted significant legislation affecting health care, environmental protection, science policy, and consumer protection. He was also a member of the Commission on the Federal Drug Approval Process, and the National Council on Drugs. From 1982 to 1988, as senior partner in the law firm of Royer, Shacknai, and Mehle, Mr. Shacknai represented approximately 34 multinational pharmaceutical and medical device concerns, as well as four major industry trade associations. He provided these firms advice in areas of governmental regulation, strategic planning, mergers and acquisitions, and marketing. Mr. Shacknai simultaneously served in an executive position with Key Pharmaceuticals, Inc., prior to its acquisition by Schering-Plough Corporation. Mr. Shacknai is Vice Chairman of the Board of Directors of Delta Society, a public service organization promoting animal-human bonds. He is also a director of GHBM Healthworld, an integrated healthcare, marketing and communications concern, and a member of the Board of Trustees of the National Public Radio Foundation. Mr. Shacknai serves as a member of the National Arthritis and Musculoskeletal and Skin Diseases Advisory Council of the National Institutes of Health, and the U.S.-Israel Science and Technology Commission, both of which are federal cabinet-appointed positions.

            MARK A. PRYGOCKI, SR., CPA, has served as Chief Financial Officer, Treasurer, and Secretary since May 1995 and served as Controller of the Company from October 1992 until May 1995. From July 1990 through October 1992, Mr. Prygocki was employed by Salomon Brothers, Inc., an investment banking firm, as an Accountant in the Regulatory Reporting Division. Mr. Prygocki was employed by Ernst & Young LLP as a Senior Auditor in the Financial Service Division from September 1988 through July 1990.


                                    -- 2 --

            ARTHUR G. ALTSCHUL, JR., has been a director of the Company since December 1992. He has worked in investment banking, venture capital, and as a member of senior management of a publicly-traded healthcare concern. Mr. Altschul is a founder and Co-Chairman of Diaz & Altschul Group, LLC, a merchant banking organization which, through its subsidiaries, provides investment banking and investment advisory services. Between 1985 and 1991, Mr. Altschul worked in the Equity and Fixed-Income trading departments at Goldman, Sachs & Co., was a founding limited partner of The Maximus Fund, LP, and worked in the Equity Research department at Morgan Stanley & Co. From 1992 to 1996, Mr. Altschul worked at SUGEN, Inc., most recently as Senior Director of Corporate Affairs. SUGEN is a NASDAQ-traded biopharmaceutical company focused on cancer research and drug development. Mr. Altschul serves on the Board of Directors of General American Investors, Inc., a NYSE-traded closed-end investment company; Delta Opportunity Fund, Ltd., an offshore investment fund which invests primarily in private placements of publicly-traded technology companies; Microbes Inc.; NY Council for Humanities; and Prototek II, Inc. Mr.
Altschul holds a B.Sc. from Columbia University in Computer Science.

            RICHARD L. DOBSON, M.D., has been a director of the Company since September 1991. He was a Professor of Dermatology at the Medical University of South Carolina from 1980-1998 and he has been Professor Emeritus since July 1998. He is a past President of the American Board of Dermatology and a past President of the American Academy of Dermatology. Dr. Dobson also served, as the Editor-in-Chief of the Journal of the American Academy of Dermatology from 1988-1998.

            PETER S. KNIGHT, ESQ., has been a director of the Company since June 1997. Mr. Knight has been a partner of the law firm of Wunder, Knight, Levine, Thelen & Forscey since 1991, where he specializes in pharmaceutical, environmental, and communication matters. In 1996, at the request of President Clinton, Mr. Knight served as the National Campaign Manager for Clinton/Gore '96. Mr. Knight served as the General Counsel and Secretary of the Company from 1989 to 1991. Mr. Knight currently serves on the Boards of COMSAT, Whitman Education Group, Healthworld, and the Schroder Series Trust . He also serves on the Board of the Center for National Policy, and the Vice President's Residence Foundation.

            MICHAEL A. PIETRANGELO has been a director of the Company since October 1990. Admitted to the bar in New York, Tennessee and the District of Columbia, he was an attorney with the Federal Trade Commission and later for Pfizer, Inc., from 1967 to 1972. Joining Shering-Plough Corporation in Memphis, Tennessee in 1972, Mr. Pietrangelo served in legal capacities first as Legal Director and then Associate General Counsel. During that time he was also appointed Visiting Professor of Law by the University of Tennessee and University of Mississippi Schools of Pharmacy. In 1980, Mr. Pietrangelo left corporate law and focused on consumer products management, serving in a variety of executive positions at Shering-Plough Corporation prior to being named President of the Personal Care Products Group in 1985. In 1989, he was asked to join Western Publishing Group as President and Chief Operating Officer. From 1990 to 1994, Mr. Pietrangelo was the President and Chief Executive Officer of CLEO, Inc., a Memphis-based subsidiary of Gibson Greetings, Inc., a manufacturer of specialized paper products. In 1994, he accepted a position as President of Johnson Products Co., a subsidiary of IVAX Corporation. He served in that capacity until February 1998, when he returned to the practice of law with Pietrangelo Cook PLC, based in Memphis, Tennessee.

            PHILIP S. SCHEIN, M.D., has been a director of the Company since October 1990. Dr. Schein was the Chairman and Chief Executive Officer of U.S. Bioscience, Inc., a publicly held pharmaceutical company involved in the development and marketing of chemotherapeutic agents, from 1987 to 1998. His prior appointments included Scientific Director of the Vincent T. Lombardi Cancer Research Center at Georgetown University, Vice President for Worldwide Clinical Research and Development, SmithKline and French Labs. He has served as President of the American Society of Clinical Oncology and has chaired the Food and Drug Administration Oncology Drugs Advisory Committee. Dr. Schein presently serves as a member of the National Cancer Advisory Board and as Adjunct Professor of Medicine and Pharmacology at the University of Pennsylvania School of Medicine.

            LOTTIE H. SHACKELFORD has been a director of the Company since July 1993. Ms. Shackelford has been Executive Vice President of Global USA, Inc., a government relations firm, since April 1994 and has been Vice Chair of the Democratic National Committee since February 1989. Ms. Shackelford was Executive Vice President of U.S.


                                    -- 3 --

Strategies, Inc., a government relations firm, from April 1993 to April 1994. She was also Co-Director of Intergovernmental Affairs for the Clinton/Gore presidential transition team between November 1992 and March 1993, Deputy Campaign Manager of Clinton for President from February 1992 to November 1992, and Executive Director, Arkansas Regional Minority Purchasing Council, from February 1982 to January 1992. In addition, Ms. Shackelford has served in various local government positions, including Mayor of Little Rock, Arkansas. She also is a director of Philander Smith College, the Chapman Funds in Baltimore, Maryland, and the Overseas Private Investment Corporation.

ITEM 11:    EXECUTIVE COMPENSATION

            The following table shows the annual compensation and long-term compensation for each of the three most recent fiscal years for the Company's Chief Executive Officer and the one other executive officer whose salary and bonus for the most recent fiscal year exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION AWARDS
                                                 ANNUAL COMPENSATION                   -----------------------------
                                                 -------------------    OTHER ANNUAL            NUMBER OF LTIP
            NAME AND POSITION             YEAR   SALARY($)  BONUS($)   COMPENSATION($)             OPTIONS
            --------------------------------------------------------------------------------------------------------
            Jonah Shacknai                1998    437,000    400,000         --                    100,000
              Chairman of the Board       1997    412,000    320,000         --                     78,751
              and Chief Executive         1996    310,000    240,000         --                    171,431(1)
              Officer

            Mark A. Prygocki, Sr.         1998    150,000    150,000         --                     30,000
              Chief Financial Officer,    1997    130,400     80,000         --                     22,500
              Treasurer and Secretary     1996     94,600     50,000         --                     19,286(2)

(1) Includes repriced options approved by the Stock Option and Compensation Committee of the Board of Directors upon an independent recommendation and in accordance with the Plans and previously issued to Mr. Shacknai for the purchase of 208,929 shares of Class A Common Stock. Such options were repriced to the closing market price of the Class A Common Stock on September 30, 1995.

(2) Includes repriced options approved by the Stock Option and Compensation Committee of the Board of Directors upon an independent recommendation and in accordance with the Plans and previously issued to Mr. Prygocki for the purchase of 18,483 shares of Class A Common Stock. Such options were repriced to the closing market price of the Class A Common Stock on September 30, 1995.

            The Company has no defined benefit or defined contribution retirement plans other than the Medicis Pharmaceutical Corporation 401(k) Employee Savings Plan (the "401(k) Plan") established under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Contributions to the 401(k) Plan are voluntary and all employees are eligible to participate. While the 401(k) Plan provides for the ability of the Company to match certain employee contributions, the Company has not made any matching contributions.

STOCK OPTIONS

            The Plans provide for the grant to key employees and key consultants of the Company options which qualify as incentive stock options under the Code and non-qualified stock options. The Plans are administered by the Stock Option and Compensation Committee appointed by the Board. The following table sets forth certain information for the Company's last fiscal year with respect to options to purchase shares of Class A Common Stock granted to certain executive officers pursuant to the Plans:


                                    -- 4 --

                                                             OPTION GRANTS IN LAST FISCAL YEAR
                                                                                          POTENTIAL REALIZED VALUE AT
                                             PERCENTAGE OF                               ASSUMED ANNUAL RATES OF STOCK
                                             TOTAL OPTIONS                                  PRICE APPRECIATION FOR
                                NUMBER OF      GRANTED TO      EXERCISE                         OPTION TERM(2)
                                 OPTIONS      EMPLOYEES IN     OR BASE     EXPIRATION   ------------------------------
NAME                          GRANTED(#)(1)   FISCAL YEAR    PRICE ($/SH)      DATE     0%($)      5%($)      10%($)
----------------------------------------------------------------------------------------------------------------------
Jonah Shacknai          NQ       100,000         16.0%          43.25         7/8/07     --      2,719,969   6,892,936

Mark A. Prygocki, Sr.   ISO        3,440          0.6%          43.25         7/8/07     --         93,567     237,119
                        NQ        26,560          4.2%          43.25         7/8/07               722,424   1,830,781
                                  ------         -----
                                  30,000          4.8%
                                  ======         =====

(1) Of Mr. Shacknai's non-qualified options noted above, 33,333 vested on July 8, 1998; 33,333 vest on July 8, 1999; and 33,334 vest on July 8, 2000. Of
     Mr. Prygocki's ISO's noted above, 210 vested on July 8, 1998; 210 vest on July 8, 1999; 290 vest on July 8, 2000; 420 vest on July 8, 2001; and 2,310 vest on July 8, 2002. Of Mr. Prygocki's non-qualified options noted above, 5,790 vested on July 8, 1998; 5,790 vest on July 8, 1999; 5,710 vest on
     July 8, 2000; 5,580 vest on July 8, 2001; and 3,690 vest on July 8, 2002.

(2) The potential realizable value portion of the foregoing table illustrates amounts that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Class A Common Stock, over the scheduled life of the options. This schedule does not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting schedules. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price. The column indicating 0% appreciation is included to reflect the fact that a zero percent gain in stock price appreciation from the market price of the Class A Common Stock on the date of grant will result in zero dollars for the optionee. No gain to the optionees is possible without an increase in stock price, which will benefit all stockholders commensurately. Dollar amounts shown are not discounted to present value.

                       ----------------------------------

            The following table sets forth the number and value of unexercised options held by the named individuals as of the end of the Company's last fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                      VALUE OF UNEXERCISED
                                                        NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                           NUMBER OF        VALUE     OPTIONS AT FISCAL YEAR END      AT FISCAL YEAR-END($)
                        SHARES ACQUIRED   REALIZED   ---------------------------   ---------------------------
NAME                     ON EXERCISE(1)      ($)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------
Jonah Shacknai                 0              0        284,435        201,139       9,353,497      2,464,065
Mark A. Prygocki, Sr.       16,000         767,395      16,945         58,128         500,433        675,900


(1)  The Company does not grant stock appreciation rights.

            During the last fiscal year, 133 employees of the Company and six non-employee directors of the Company were granted options to purchase an aggregate of 651,728 shares of Common Stock under the Plans. As of June 30, 1998, 111 employees and all directors of the Company were participants in the Plans. During the last fiscal year, an aggregate of 708,122 options to purchase shares of Class A Common Stock had been granted to a total of 153 optionees under the Plans and were outstanding, 27,000 of which had been granted to non-employee directors as annual grants in accordance with the Plans. Certain of such options are vested and others vest at various times through June 22, 2003. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from 1 year to 5 years. The options are generally granted at the fair market value on the date of the grant and are exercisable at prices ranging from $1.55 to $54.00 per share.

                       ----------------------------------


                                    -- 5 --

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCKHOLDINGS OF MANAGEMENT

            The information set forth below includes information as of September 14, 1998, regarding the shares of Capital Stock beneficially owned by (i) each person who is known by the Company to own beneficially five percent (5%) or more of the Capital Stock, (ii) each of the other present directors and executive officers of the Company, and (iii) all directors and executive officers of the Company as a group:

                                                   SHARES BENEFICIALLY OWNED
                                                   -------------------------
                                                      CLASS A       CLASS B   PERCENTAGE OF   PERCENTAGE
                                                      COMMON        COMMON     OUTSTANDING    OF VOTING
            NAME(1)                                    STOCK         STOCK    CAPITAL STOCK     POWER
            --------------------------------------------------------------------------------------------
            Jonah Shacknai(2)                         579,878       252,677       4.35%         14.31%

            Mark A. Prygocki, Sr.(3)                   31,764          --           *             *

            Arthur G. Altschul, Jr.(4)                 17,173          --           *             *

            Richard L. Dobson, M.D.(5)                 25,789          --           *             *

            Peter S. Knight, Esq.(6)                   15,437          --           *             *

            Michael A. Pietrangelo(7)                  45,776          --           *             *

            Philip S. Schein, M.D.(8)                   9,321          --           *             *

            Lottie H. Shackelford(9)                   22,173          --           *             *

            All executive officers and directors      746,833       252,677       5.17%         14.98%
            as a group (8 persons)(10)

            Pilgrim, Baxter and Associates
            1255 Drummer's Lane, Suite 300
            Wayne, PA  19087(11)                    1,860,819          --         9.91%          8.62%

            Putnam Investments
            One Post Office Square
            Boston, MA 02109(11)                    2,495,929          --        13.29%         11.56%

----------------------------
* Less than 1%.


                                    -- 6 --

(1) The address of each beneficial owner is c/o Medicis Pharmaceutical Corporation, 4343 East Camelback Road, Suite 250, Phoenix, Arizona 85018-2700.

(2) Includes: 358,796 shares of Class A Common Stock subject to options granted pursuant to the Plans which were exercisable as of September 14, 1998, or which become exercisable within 60 days thereafter (November 13, 1998).

(3) Includes 31,464 shares of Class A Common Stock subject to options granted pursuant to the Plans which were exercisable as of September 14, 1998, or which become exercisable within 60 days thereafter (November 13, 1998).

(4) Includes 17,173 shares of Class A Common Stock subject to options granted pursuant to the Plans which were exercisable as of September 14, 1998, or which become exercisable within 60 days thereafter (November 13, 1998).

(5) Includes 21,774 shares of Class A Common Stock subject to options granted pursuant to the Plans which were exercisable as of September 14, 1998, or which become exercisable within 60 days thereafter (November 13, 1998). Does not include 159 shares of Class A Common Stock owned by Dr. Dobson's spouse, as to which shares Dr. Dobson disclaims beneficial ownership.

(6) Includes 12,000 shares of Class A Common Stock subject to options granted pursuant to the Plans which were exercisable as of September 14, 1998, or which become exercisable within 60 days thereafter (November 13, 1998).

(7) Includes 19,764 shares of Class A common Stock subject to options granted pursuant to the Plans which were exercisable as of September 14, 1998, or which become exercisable within 60 days thereafter (November 13, 1998).

(8) Includes 9,321 shares of Class A Common Stock subject to options granted pursuant to the Plans which were exercisable as of September 14, 1998, or which become exercisable within 60 days thereafter (November 13, 1998).

(9) Includes 22,173 shares of Class A Common Stock subject to options granted pursuant to the Plans which were exercisable as of September 14, 1998, or which become exercisable within 60 days thereafter (November 13, 1998).

(10) Includes an aggregate of 492,465 shares of Class A Common Stock subject to options granted pursuant to the Plans which were exercisable as of September 14, 1998, or which become exercisable within 60 days thereafter (November 13, 1998), held by eight executive officers and directors.

(11) Based on Schedule 13G filed with the SEC.


ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.



                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 1998

                                             MEDICIS PHARMACEUTICAL CORPORATION

                                             By:  /s/ MARK A. PRYGOCKI, SR.
                                                  -----------------------------
                                                  Mark A. Prygocki, Sr.
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary


                                    -- 7 --

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          SIGNATURE                                 TITLE                                DATE
----------------------------     --------------------------------------------     -----------------
/s/ JONAH SHACKNAI               Chairman of the Board of Directors               December 15, 1998
----------------------------     and Chief Executive Officer
Jonah Shacknai                   (Principal Executive Officer)


/s/ MARK A. PRYGOCKI, SR.        Chief Financial Officer                          December 15, 1998
----------------------------     (Principal Financial and Accounting Officer)
Mark A. Prygocki, Sr.


                                 Director
----------------------------
Arthur G. Altschul, Jr.


            *                    Director                                         December 15, 1998
----------------------------
Richard L. Dobson, M.D.


            *                    Director                                         December 15, 1998
----------------------------
Peter S. Knight, Esq.


            *                    Director                                         December 15, 1998
----------------------------
Michael A. Pietrangelo


            *                    Director                                         December 15, 1998
----------------------------
Philip S. Schein, M.D.


            *                    Director                                         December 15, 1998
----------------------------
Lottie Shackelford


*/s/ MARK A. PRYGOCKI, SR.                                                        December 15, 1998
----------------------------
Attorney-in-fact



                                    -- 8 --