Form 10-Q
period 1998-12-31
MEDICIS PHARMACEUTICAL CORP
filed 1999-02-16
CIK 859368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

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

                            4343 East Camelback Road
                           Phoenix, Arizona 85018-2700
                    (Address of principal executive offices)

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

 YES  X           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at February 9, 1999
          -----                               -------------------------------
Class A Common Stock $.014 Par Value                      18,767,808
Class B Common Stock $.014 Par Value                         281,974

                       MEDICIS PHARMACEUTICAL CORPORATION

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                          Page

              Item 1--      Financial Statements

                                    Condensed Consolidated Balance Sheets as of
                                    December 31, 1998, and June 30, 1998                                       3

                                    Condensed Consolidated Statements of
                                    Operations for the Three Months and Six Months
                                    Ended December 31, 1998 and 1997                                           5

                                    Condensed Consolidated Statements of Cash
                                    Flows for the Six Months Ended
                                    December 31, 1998 and 1997                                                 6

                                    Notes to the Condensed Consolidated Financial Statements                   7

              Item 2 --     Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                            10



PART II.      OTHER INFORMATION

              Item 4 --     Submission of Matters to a Vote of Security Holders                               20

              Item 6 --     Exhibits and Reports on Form 8-K                                                  22



SIGNATURE                                                                                                     23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                        December 31, 1998     June 30, 1998
                                          ------------        ------------
ASSETS
   Current assets:
     Cash and cash equivalents            $ 74,308,683        $147,411,127
     Short-term investments                151,253,090          90,510,029
     Accounts receivable, net               23,215,774          18,899,868
     Inventories, net                       11,074,594           9,208,384
     Deferred tax assets                     3,086,470           3,300,000
     Accrued interest income                 1,793,031           2,050,264
     Other current assets                    9,385,240           6,750,170
                                          ------------        ------------
       Total current assets                274,116,882         278,129,842
                                          ------------        ------------

   Property and equipment, net               1,436,045           1,343,603

   Intangible assets:
     Intangible assets related to          143,417,858          70,386,665
       acquisitions
     Other intangible assets                 5,888,625           6,874,626
     Less accumulated amortization           8,090,213           5,977,399
                                          ------------        ------------
       Net intangible assets               141,216,270          71,283,892
                                          ------------        ------------

   Other non-current assets                  1,724,334           1,592,907
                                          ------------        ------------

                                          $418,493,531        $352,350,244
                                          ============        ============


         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            December 31, 1998       June 30, 1998
                                                               -------------         -------------
LIABILITIES
   Current liabilities:
     Accounts payable                                          $   5,024,034         $   5,496,526
     Notes payable                                                    17,137                11,364
     Accrued incentives                                            1,369,295             1,786,392
     Accrued royalties                                             1,570,541             1,040,993
     Short-term contract obligation                               22,000,000                    --
     Other accrued liabilities                                     3,596,475             6,838,397
                                                               -------------         -------------
       Total current liabilities                                  33,577,482            15,173,672
                                                               -------------         -------------

   Long-term liabilities:
     Notes payable                                                    88,783                94,556
     Other non-current liabilities                                   117,454               124,115
     Long-term contract obligation                                33,274,948                    --
      Deferred tax liability                                       6,782,076            10,502,416

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                  2,010,934             1,960,000

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value, 5,000,000
     shares authorized; no shares issued                                  --                    --
   Class A Common Stock, $0.014 par value;
     shares authorized: 50,000,000; issued and
     outstanding: 18,730,638 and 18,474,256 at December
     31, 1998 and at June 30, 1998, respectively
                                                                     262,229               258,640
   Class B Common Stock, $0.014 par value;
     shares authorized:1,000,000; issued and
     outstanding: 281,974 at December 31,
     1998 and at June 30, 1998                                         3,948                 3,948
   Additional paid-in capital                                    350,729,035           344,107,350
   Accumulated deficit                                            (8,353,358)          (19,874,453)
                                                               -------------         -------------
     Total stockholders' equity                                  342,641,854           324,495,485
                                                               -------------         -------------

                                                               $ 418,493,531         $ 352,350,244
                                                               =============         =============


         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                  Three Months Ended                           Six Months Ended
                                                      December 31,                               December 31,
                                              -----------------------------------       -----------------------------------
                                                   1998                 1997                 1998                1997
                                              --------------       --------------       --------------       --------------

Net sales                                     $   28,016,287       $   16,927,572       $   52,797,891       $   30,838,903
                                              --------------       --------------       --------------       --------------

Operating costs and expenses:
   Cost of product revenue                         5,315,953            3,003,499           10,023,671            5,549,238
   Selling, general and administrative             8,907,353            6,205,934           18,204,319           11,581,544
   Research and development                          707,766              903,563              733,634            1,447,684
   In-process research and development             9,500,000           35,400,000            9,500,000           35,400,000
   Depreciation and amortization                   1,349,380              608,149            2,305,795            1,091,706
                                              --------------       --------------       --------------       --------------
     Operating costs and expenses                 25,780,452           46,121,145           40,767,419           55,070,172
                                              --------------       --------------       --------------       --------------

Operating income (loss)                            2,235,835          (29,193,573)          12,030,472          (24,231,269)
Interest income                                    2,490,157              930,323            5,596,829            2,126,965
Interest expense                                      (2,577)              (6,563)             (10,235)             (14,889)
                                              --------------       --------------       --------------       --------------
Income (loss) before taxes                         4,723,415          (28,269,813)          17,617,066          (22,119,193)
Income tax expense                                (1,542,842)          (2,780,773)          (6,346,105)          (5,180,491)
                                              --------------       --------------       --------------       --------------

Net income (loss)                             $    3,180,573       $  (31,050,586)      $   11,270,961       $  (27,299,684)
                                              ==============       ==============       ==============       ==============

Basic net income (loss)  per common
   share                                      $         0.17       $        (2.16)      $         0.60       $        (1.90)
                                              ==============       ==============       ==============       ==============

Diluted net income (loss) per common
   share                                      $         0.16       $        (2.16)      $         0.58       $        (1.90)
                                              ==============       ==============       ==============       ==============

Shares used in computing basic net
   income (loss) per share                        18,851,374           14,367,123           18,812,151           14,340,235
                                              ==============       ==============       ==============       ==============

Shares used in computing diluted net
   income (loss) per share                        19,722,388           14,367,123           19,498,234           14,340,235
                                              ==============       ==============       ==============       ==============



         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Six Months Ended
                                                          -------------------------------------
                                                         December 31, 1998     December 31, 1997
                                                          ---------------       ---------------

Net income                                                $    11,270,961       $   (27,299,684)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     In-process research and development                        9,500,000            35,400,000
     Minority interest                                             50,934                    --
     Depreciation and amortization                              2,305,795             1,091,706
     Provision for doubtful accounts                              222,079               138,000
     Deferred income tax (benefit) expense                     (3,506,810)            3,915,000
     Other non-cash expenses                                       10,000                14,000
     Gain on sale of available-for-sale securities                 25,672                    --
     Accretion of discount of investments                        (292,204)              (72,359)
     Accretion of discount on contract obligation                 360,377                    --
     Change in operating assets and liabilities:
       Inventories                                             (2,022,501)           (1,734,264)
       Accounts receivable                                     (4,381,694)           (2,867,088)
       Accounts payable                                          (472,492)              360,371
       Accrued incentives                                        (417,097)             (384,279)
       Other current liabilities                               (2,712,374)           (1,399,451)
       Other current assets                                       (60,071)             (301,333)
                                                          ---------------       ---------------
       Net cash provided by operating activities                9,880,575             6,860,619
                                                          ---------------       ---------------

Cash flows from investing activities:
   Purchase of property and equipment                            (285,423)             (222,565)
   Purchase of intangible assets                              (23,774,081)          (58,382,620)
   Payment of license agreement                                  (973,999)             (627,750)
   Increase in other assets                                      (131,427)                   --
   Purchase of available-for-sale investments                (116,676,868)          (32,002,249)
   Sale of available-for-sale securities                       27,200,808            40,714,373
   Maturity of available-for-sale securities                   29,350,000            20,500,000
                                                          ---------------       ---------------
     Net cash used in investing activities                    (85,290,990)          (30,020,811)
                                                          ---------------       ---------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                  2,414,967               715,194
   Decrease in other non-current liabilities                       (6,661)              (28,484)
                                                          ---------------       ---------------
     Net cash provided by financing activities                  2,408,306               686,710
                                                          ---------------       ---------------

Effect of foreign currency exchange rate
     on cash and cash equivalents                                (100,335)                   --
                                                          ---------------       ---------------

Net decrease in cash and cash equivalents                     (73,102,444)          (22,473,482)
Cash and cash equivalents at beginning of period              147,411,127            33,623,397
                                                          ---------------       ---------------
Cash and cash equivalents at end of period                $    74,308,683       $    11,149,915
                                                          ---------------       ---------------



         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Medicis Pharmaceutical Corporation ("Medicis" or the "Company") is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription, over-the-counter ("OTC"), and cosmetic dermatology products emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions and anti-pruritic conditions while also offering the leading OTC fade cream product line in the United States. The Company has built its business by successfully introducing prescription pharmaceuticals such as the DYNACIN(R) and TRIAZ(R) products for the treatment of acne and LUSTRA(R) for the treatment of dyschromia and other discolorations of the skin. The Company's business has also been built by acquiring and successfully marketing prescription pharmaceuticals such as the LIDEX(R) and SYNALAR(R) corticosteroid products for thE treatment of psoriasis and eczema; LOPROX(R) for the treatment of fungal infections; NOVACET(R) for the treatment of acne rosacea; and such OTC products as ZOSTRIX(R) topical analgesics and ESOTERICA(R) fade cream products.

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

2.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company is evaluating the provisions of SFAS No. 131 and, upon adoption, may report operating segments. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

         As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and shareholders' equity. SFAS No. 130 requires certain items such as unrealized foreign currency exchange gains or losses and unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income as separately presented portions of other comprehensive income in shareholders equity. During the second quarter of fiscal 1999 and fiscal 1998, the amounts of unrealized foreign currency exchange gains and losses and unrealized gains or losses on such securities were not material.

3.         ACQUISITION OF THE HOECHST MARION ROUSSEL, INC. PRODUCTS

         In November 1998, the Company agreed to license with an option to purchase the LOPROX(R), TOPICORT(R) and A/T/S(R) products from Hoechst Marion Roussel, Inc. The Company, using cash reserves, paid $22.0 million and will make two additional annual payments of $22.0 million. Medicis then has the option to purchase the products for $16.5 million. The Agreement has been accounted for as the acquisition of products and the Company has recorded an obligation for the present value of the required license payments and purchase option as a contract obligation.

4.         EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                          DECEMBER 31,                     DECEMBER 31,
                                          ------------                     ------------
                                     1998            1997             1998            1997
                                   --------        --------         --------        --------
                                            (in thousands, except per share data)
Numerator:
   Net income (loss)               $  3,181        $(31,051)        $ 11,271        $(27,300)
                                   --------        --------         --------        --------

Denominator for basic
   earnings per common
   share                             18,851          14,367           18,812          14,340

Effect of dilutive
securities:
      Stock options                     871              --              686              --
                                   --------        --------         --------        --------
Denominator for diluted
   earnings per common
   share                             19,722          14,367           19,498          14,340
                                   ========        ========         ========        ========

Basic net income per common
  share                            $   0.17        $  (2.16)        $   0.60        $  (1.90)
                                   ========        ========         ========        ========

Diluted net income per
   common share                    $   0.16        $  (2.16)        $   0.58        $  (1.90)
                                   ========        ========         ========        ========


         Options to purchase 6,900 and 22,060 shares of common stock at prices ranging from $57.44 to $63.00 and $46.25 to $63.00 per share were outstanding for the three and six months ended December 31,1998, respectively. These were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common shares and, therefore, the effect would be anti-dilutive. The Company also has no dilutive securities for the 1997 periods given that inclusion of such securities would be dilutive to net loss.

5.      CONTINGENCIES

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

6.       INVENTORIES

         Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in-first-out method. Inventories, net of reserves, at December 31, 1998, and June 30, 1998, consist of the following:


                                     December 31, 1998      June 30, 1998
                                    ------------------     -----------------

          Raw materials             $        2,699,066     $       1,086,585
          Finished goods                     8,375,528             8,121,799
                                    ------------------     -----------------
             Total inventories      $       11,074,594     $       9,208,384
                                    ==================     =================


7.         INCOME TAXES

         Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes reflects management's estimation of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on estimated tax expenses for the year.

         At December 31, 1998, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $3.8 million increase to equity with a corresponding $3.8 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or stockholder.

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

         This report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Forward looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results could differ materially from those anticipated in forward looking statements as a result of certain factors including, but not limited to, those factors discussed in the documents filed by the Company with the Securities and Exchange Commission from time to time, including the prospectus dated February 6, 1998, which is set forth in the Company's Registration Statement on Form S-3 and the 1998 Form 10-K. The Company undertakes no obligation to update any forward looking statements.

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

         Medicis is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription, OTC, and cosmetic dermatology products, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in Dermatology by competing successfully in the sales market and development of branded products for the treatment of acne, acne-related conditions, psoriatic conditions, and anti-pruritic conditions, while also offering the leading OTC capsaicin and fade cream product lines in the United States. The Company has built its business through successfully introducing prescription pharmaceuticals such as DYNACIN(R) and TRIAZ(R) products for the treatment of acne, LUSTRA(R) for the treatment of dyschromia and other discolorations of the skin. The Company's business has also been built by acquiring and successfully marketing prescription pharmaceuticals such as the LIDEX(R) and SYNALAR(R) corticosteroid products for the treatment of psoriasis and eczema; LOPROX(R) for the treatment of fungal infections; NOVACET(R) for the treatment of acne rosacea; and such OTC products as ZOSTRIX(R) topical analgesics and ESOTERICA(R) fade cream products.

         Prescription pharmaceuticals accounted for 77.0%, 86.5% and 83.2% of net sales in the fiscal years ending June 30, 1998 ("fiscal 1998"), June 30, 1997 ("fiscal 1997") and June 30, 1996 ("fiscal 1996"), respectively. Although DYNACIN(R) products accounted for a majority of the Company's total sales in fiscal 1997 and fiscal 1996, the Company believes it will no longer derive the majority of its net sales from DYNACIN(R) in the future.

         The Company derives a majority of its revenue from sales of DYNACIN(R), LIDEX(R), TRIAZ(R), LUSTRA(R) and ZOSTRIX(R) products and the recently acquired LOPROX(R) product from HMR (the "Key Products"). The Company believes that sales of the Key Products will constitute the majority of net sales for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products individually or collectively would have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of Key Products could also be affected adversely by other factors, including manufacturing or supply interruptions, the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products, technological advances, factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors, changes in the prescribing practices of dermatologists, changes in the reimbursement policies of third-party payors, product liability claims or other factors.

         The Company's results of operations may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals; expenditures and timing relating to acquisition and integration of businesses; changes in prescribing practices of dermatologists; the introduction of new products by the Company or its competitors; cost increases from third-party manufacturers; supply interruptions; the availability and cost of raw materials; the mix of products sold by the Company; changes in marketing and sales expenditures; market acceptance of the Company's products; competitive pricing pressures; general economic and industry conditions that affect customer demand; and the Company's level of research and development activities. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company's revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's expenses are relatively fixed in the short term. Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

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

         The Year 2000 issue results from the inability of some computer programs to identify the year 2000 properly, potentially leading to errors or system failure. A company's business may be adversely affected if it, or any of its suppliers and customers or others with whom it transacts business (including its banks and governmental agencies), have not timely resolved the year 2000 issue. In response to its rapid growth, the Company selected a new management information system in fiscal 1997, which was implemented in fiscal 1998, that is expected to meet its presently anticipated needs. In selecting a system, Year 2000 compliance was one of the criteria. The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs associated with modifying and testing its systems for the Year 2000. Although the Company is not yet able to estimate its incremental cost for the Year 2000 issues, within its internal information systems, based on its preliminary review to date, the Company does not believe Year 2000 issues will have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently working with critical third parties to determine the impact of Year 2000 issues on their business and operations and its collateral impact on the business and operations of the Company and to determine such third parties plans to remediate Year 2000 issues where their
         systems interface with the Company's systems.   The assessment and
         necessary modification for the Year 2000 issue are estimated to be completed in late 1999.

         RESULTS OF OPERATIONS

         The following table sets forth certain data as a percentage of net sales for the periods indicated.

                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                 DECEMBER 31,                             DECEMBER 31,
                                    -----------------------------------          -----------------------------------

                                    1996           1997           1998           1996           1997           1998
                                    -----          -----          -----          -----          -----          -----

Net sales                           100.0%         100.0%         100.0%         100.0%         100.0%         100.0%
Gross profit                         73.5           82.3           81.0           73.3           82.0           81.0
In-process research and
   development                         --          (209.1)        (33.9)            --          (114.8)        (18.0)
Operating expenses (1)              (46.5)         (45.6)         (39.1)         (48.6)         (45.8)         (40.2)
Operating income (loss)              27.0          (172.4)          8.0           24.7          (78.6)          22.8
Net interest income                  15.4            5.4            8.9            9.0            6.9           10.6
Income tax benefit (expense)         (4.2)         (16.4)          (5.5)           9.8          (16.8)         (12.0)
                                    -----          -----          -----          -----          -----          -----
Net income (loss)                    38.2%         (183.4)%        11.4%          43.5%         (88.5)%         21.4%
                                    =====          =====          =====          =====          =====          =====


      (1)  Excludes in-process research and development




         THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

         Net Sales

         Net sales for the three months ended December 31, 1998 (the "second quarter of fiscal 1999") increased 65.5%, or $11.0 million, to $28.0 million from $16.9 million for the three months ended December 31, 1997 (the "second quarter of fiscal 1998"). The Company's net sales increased in the second quarter of fiscal 1999 primarily as a result of the effect of sales associated with the acquisition of the Hoechst Marion Roussel, Inc. products ("HMR Products") which were acquired in November 1998 and the GenDerm products acquired in December 1997 and the unit and dollar sales growth of the Company's LUSTRA(R) product. The Company's prescription products accounted for 74.4% of net sales in the second quarter oF fiscal 1999 and 80.5% of net sales in the second quarter of fiscal 1998. The OTC and doctor-dispensed products accounted for 25.6% of net sales and 19.5% of net sales in the second quarter of fiscal 1999 and 1998, respectively.

         Gross Profit

         Gross profit during the second quarter of fiscal 1999 increased 63.0%, or $8.8 million, to $22.7 million from $13.9 million in the second quarter of fiscal 1998. As a percentage of net sales, gross profit decreased to 81.0% in the second quarter of fiscal 1999 from 82.3% in the second quarter of fiscal 1998, primarily as a result of greater OTC sales as a percentage of total net sales. OTC products have a lower gross profit percentage than the Company's prescription brands.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the second quarter of fiscal 1999 increased 43.5%, or $2.7 million, to $8.9 million from $6.2 million in the second quarter of fiscal 1998, primarily due to the expenses associated with the promotion and administration of the Company's GenDerm products which were acquired in December 1997 and advertising associated with the Company's existing brands, including LUSTRA(R).

         Additionally, selling, general and administrative costs also increased due to an increase in variable costs commensurate with increased sales volume, the expansion of the Company's sales force to 68 sales representatives from 47 sales representatives at fiscal year end June 30, 1998 and additional personnel costs attributable to the hiring of additional full-time equivalent employees and cost-of-living salary adjustments. Selling, general and administrative costs, as a percentage of net sales, decreased 4.9 percentage points in the second quarter of fiscal 1999 relative to the second quarter of fiscal 1998.

         Research and Development Expenses

         Research and development expenses in the second quarter of fiscal 1999 decreased 21.7%, or $196,000, to $708,000 from $904,000 in the second quarter of fiscal 1998, primarily due to the timing of various research and development projects offset by expenses associated with the clinical support of the Company's existing products.

         In-Process Research and Development

         The Company recorded a $9.5 million charge to operations as in-process research and development during the second quarter of fiscal 1999 as part of the allocated purchase price of HMR. In the second quarter of fiscal 1998 the Company recorded a $35.4 million charge to operations as in-process research and development as part of the allocated purchase price of GenDerm. The amounts allocated to in-process research and development were based on independent appraisals.

         Depreciation and Amortization Expenses

         Depreciation and amortization expenses in the second quarter of fiscal 1999 increased 121.9%, or $741,000, to $1,349,000 from $608,000 in the second quarter of fiscal 1998, primarily due to amortization of intangible assets associated with the Company's acquisition of the HMR Products in November 1998 and GenDerm in December 1997.

         Operating Income

         Operating income during the second quarter of fiscal 1999, absent special charges for in-process research and development increased 89.1%, or $5.5 million, to $11.7 million from $6.2 million in the second quarter of fiscal 1998. This increase was primarily a result of higher sales volume, coupled with a of 6.5 percentage point decrease in operating costs as a percentage of net sales offset by a lower gross profit as a percentage of net sales.

         Interest Income

         Interest income in the second quarter of fiscal 1999 increased 167.7%, or $1.6 million, to $2.5 million from approximately $0.9 million in the second quarter of fiscal 1998, primarily due to higher cash equivalent and short-term investment balances in the second quarter of fiscal 1999. These balances are primarily the result of the Company's February 1998 receipt of cash proceeds from its public offering and the Company's cash flow from operations.

         Income Tax Expense

         Income tax expense during the second quarter of fiscal 1999 decreased $1.3 million to $1.5 million from $2.8 million in the second quarter of fiscal 1998. The provision for income taxes recorded for the second quarter of fiscal 1999 reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before taxes for the year. The decrease in income tax expense as compared to the second quarter of fiscal 1998 is due to a reduction in pre-tax income. The decrease in pre-tax income is primarily related to the reduction of the special charge for in-process research and development in fiscal 1998 for which no tax benefit was realized. The fiscal 1999 charge for in-process research and development which represents a tax benefit to the Company and is deducted to reach pre-tax income. The decrease in the effective tax rate as compared to the first quarter of fiscal 1998 is primarily attributable to an increase in tax exempt interest income.

         Net Income

         Net income during the second quarter of fiscal 1999 increased approximately $34.2 million, to $3.2 million from a loss of $31.0 million from the second quarter of fiscal 1998. The increase is a result of the $35.4 million charge to operating expenses in fiscal 1998 for in-process research and development. Absent the special charges for in-process research and development in fiscal 1999 and fiscal 1998, net income increased approximately 191.6%, or $8.3 million, to $12.7 million from $4.4 million in the second quarter fiscal 1999 compared to the second quarter of fiscal 1998. The increase is primarily attributable to an increase in sales volume, lower operating expenses as a percentage of sales, and interest income generated by higher cash and cash equivalent balances.

         SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1997

         Net Sales

         Net sales for the six months ended December 31, 1998 (the "1999 six months") increased 71.2% or $22.0 million, to $52.8 million from $30.8 million for the six months ended December 31, 1997 (the "1998 six months") primarily as a result of the GenDerm acquisition in December 1997 and the HMR Product acquisition in November 1998. The Company net sales also increased as result of an increase in unit and dollars sales of LUSTRA(R), which was introduced by the Company in the third quarter of fiscal 1998. The company's prescription products accounted for 69.2% of net sales in the 1999 six months as compared to 83.8% of net sales in the 1998 six months. The OTC and doctor-dispensed products accounted for 30.8% of net sales in the 1999 six months as compared to 16.2% of net sales for the 1998 six months.

         Gross Profit

         Gross Profit in the 1999 six months increased 69.1%, or $17.5 million, to $42.8 million from 25.3 million in the 1998 six months. As a percentage of net sales, gross profit decreased 1.0 percentage points to 81.0% in the 1999 six months from 82.0% in the 1998 six months, primarily as a result of greater OTC sales as a percentage of total net sales. OTC products have a lower gross profit percentage than the Company's prescription products.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the 1999 six months increased 52.2%, or $6.1 million, to $17.7 million from $11.6 million in the 1998 six months. The increase is primarily due to an increase in selling, general and administrative expenses associated with promotion and administration of the Acquired Brands and also the HMR Products acquired in November 1998, and the sampling and advertising of the Company's existing products.

         Additionally, selling, general and administrative expenses increased due to variable compensation commensurate with increased sales volume, personnel costs attributable to an increase in full-time equivalent employees, and cost-of-living salary adjustments. Selling, general and administrative costs, as a percentage of net sales, have decreased 4.2 percentage points in the 1999 six months compared to the 1998 six months.

         Research and Development Expenses

         Research and development expenses in the 1999 six months decreased 12.6% or $173,000 to approximately $1.2 million, from $1.4 million in the 1998 six months primarily due to the timing of various research and development projects offset by expenses associated with the clinical support of the Company's existing products.

         Depreciation and Amortization Expenses

         Depreciation and amortization expenses in the 1999 six months increased 111.2%, or $1.2 million, to $2.3 million from $1.1 million in the 1998 six months primarily due to amortization of the intangible assets associated with the Company's acquisition of the HMR Products in November 1998 and a full six months of amortization as a result of the GenDerm acquisition in December 1997.

         In-Process Research and Development

         The Company recorded a $9.5 million charge to operations as in-process research and development during the 1999 six months as part of the allocated purchase price of HMR. In the 1998 six months the Company recorded a $35.4 million charge to operations as in-process research and development as part of the allocated purchase price of GenDerm. The amounts allocated to in-process research and development were based on independent appraisals.

         Operating Income

         Operating income in the 1999 six months increased $36.3 million to $12.0 million from net operating loss of $24.3 million in the 1998 six months primarily as a result of the $35.4 charge for in-process research and development to operating expenses relating to the Company's purchase of GenDerm in December 1997. Absent special charges, operating income in the 1999 six months increased 92.8%, or $10.4 million, to $21.5 from $11.1 million in the 1998 six months as a result of higher sales volume, coupled with an 4.2 percentage point decrease in the Company's selling, general and administrative expenses as a percentage of net sales.

         Interest

         Interest income in the 1999 six months increased 163.1%, or $3.5 million to $5.6 million from approximately $2.1 million in the 1998 six months, primarily due to higher cash and short-term investment balance in the 1999 six months generated from cash flow from operations and the public offering completed by the Company in February 1998.

         Income Tax

         Income tax expense in the 1999 six months increased 22.5%, or $1.1 million to $6.3 million from of $5.2 million in the 1999 six months. The provision for income taxes recorded for the 1998 six months reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based on forecasts of income before taxes for the year. The increase in income tax expense in the 1999 six months as compared to the 1998 six months is due to a increase in pre-tax income offset by the special charge for in-process research and development in fiscal 1998 for which no tax benefit was realized. A tax benefit is associated with the charge for in-process research and development incurred in the 1999 six months as a result of the HMR Product acquisition. No income tax benefit is associated with the charge for in-process research and development incurred in the 1998 six months as a result of the GenDerm acquisition. The decrease in the effective tax rate in the 1999 six months as compared to the 1998 six months is primarily attributable to an increase in tax exempt interest income.

         Net Income

         Net income in the 1999 six months increased approximately $38.6 million to $11.3 million from a net loss of $27.3 million in the 1998 six months. This increases is a result of the $35.4 million charge for in-process research and development to operating expenses relating to the Company's purchase of GenDerm in the 1998 six months. Absent special charges, net income in the 1999 six months increased 156.4%, or $12.7 million, to $20.8 million from $8.1 million in the 1998 six months as a result of an increase in sales volume, and a decrease in selling, general and administrative costs as a percentage of sales.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998 and June 30, 1998, the Company had cash equivalents and short-term investments of approximately $225.6 million and $237.9 million, respectively. The Company's working capital was $240.5 million and $263.0 million at December 31, 1998 and June 30, 1998, respectively. The decrease in working capital is primarily attributable to a $22.0 million payment and a short-term obligation of $22.0 million incurred by the Company as a result of the HMR acquisition offset by the Company's cash flow from operations of approximately $9.9 million.

         At December 31, 1998 and June 30, 1998, the Company had inventories of $11.1 million and $9.2 million, respectively. The increase in the Company's inventory balances is primarily related to inventory associated with the HMR Products acquired by the Company in November 1998 and an increase in the Company's inventory held by third parties which the Company is required to record in its inventory balance and which fluctuates due to the timing of the third parties manufacturing cycles which the Company does not control.

         At December 31, 1998 and June 30, 1998, the Company had current liabilities of $33.6 million and $15.2 million, respectively. The increase is primarily due to the $22.0 million short-term obligation incurred by the Company as a result of the acquisition of the HMR products.

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

         In November 1998, the Company agreed to license with an option to purchase the LOPROX(R), TOPICORT(R) and A/T/S(R) products from Hoechst Marion Roussel, Inc. The Company, using cash reserves, paid $22.0 million and will make two additional annual payments of $22.0 million. Medicis then has the option to purchase the products for $16.5 million after three years. The $22.0 million due on the first anniversary of the transaction is recorded as a short-term obligation and the remaining $33.3 million is recorded as a long-term obligation.

         On January 12, 1999, the Company announced that its Board of Directors had approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The dividend will be paid to holders of record of the Class A and Class B Common Stock and all stock option holders on January 29, 1999, i.e. the record date for payment on February 16, 1999, i.e. the payment date. Holders of the Company's Class A and Class B Common Stock receive one additional share of Common Stock for each two shares held. Similar adjustments will be made under the Company's Rights Agreement, dated as of August 15, 1995 (as amended from time-to-time) between the Company and Norwest Bank Minnesota, N.A., so that one additional right shall be issued to accompany each share of Common Stock issued pursuant to the dividend.

         Inflation did not have a significant impact upon the results of the Company during the three months ended December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 24, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting"). The holders of 15,303,664 shares of Class A Common Stock and 281,974 shares Class B Common Stock were present in person or represented by proxy at the meeting. At the Annual Meeting the Company's stockholders approved the following:

         1)       Election of Directors

                  The stockholders elected the following persons to serve as directors of the Company for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

                                                                                           Number of
                                                                                        Votes for Which
                                                               Number of                Proxy Withheld
                                                               Votes for                   Authority
                                                              -----------                  ---------

                  Jonah Shacknai                               18,069,014                   54,390
                  Michael A. Pietrangelo                       18,069,014                   54,390
                  Lottie Shackelford                           18,069,014                   54,390


         2) Approved the adoption of the 1998 Medicis Pharmaceutical Corporation Stock Option Plan, (the "1998 Plan"). The 1998 Plan provides for the reservation of 3,000,000 shares of Class A Common Stock for issuance pursuant to incentive stock options or non-qualified options. Votes were cast as follows:

                  Number of                Number of                  Number of
                   Votes for            Votes Against            Votes Abstaining
                   ---------            -------------            ----------------
                   9,832,995              5,603,704                   29,965


         3) Approve the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 1999. Votes were cast as follows:

                  Number of             Number of             Number of
                   Votes for         Votes Against         Votes Abstaining
                   ---------         -------------         ----------------
                  18,039,599             71,754                12,051

ITEM 6.    EXHIBITS AND REPORTS ON FORMS 8-K

(a)      Exhibits

         No. 10.72(d) THIRD AMENDMENT TO CREDIT AND SECURITY AGREEMENT dated the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation, ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association, as successor-in-interest to NORWEST BUSINESS CREDIT., a Minnesota corporation ("Lender").

         No. 10.73(c) AMENDED AND RESTATED PATENT COLLATERAL ASSIGNMENT AND SECURITY AGREEMENT made the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Assignor") and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.74(c) AMENDED AND RESTATED TRADEMARK, TRADENAME, AND SERVICE MARK COLLATERAL ASSIGNMENT AND SECURITY AGREEMENT made as of the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Assignor"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.77(a) FIRST AMENDMENT TO SECURITIES ACCOUNT PLEDGE AND SECURITY AGREEMENT made as of the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation, ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.78(a) FIRST AMENDMENT TO ACKNOWLEDGMENT OF CONTROL OF PLEDGED SECURITIES ACCOUNT made the 22nd day of November 1998 by and among Medicis Pharmaceutical Corporation, a Delaware corporation ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.88 REPLACEMENT ACQUISITION REVOLVING NOTE made as of the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.89 ASSET PURCHASE AGREEMENT made the 15th day of November 1998 by and among MEDICIS PHARMACEUTICAL CORPORATION and HOECHST MARION ROUSSEL, INC., HOECHST MARION ROUSSELL DEUTSCHLAND GMBH and HOECHST MARION ROUSSEL, S.A.

         No. 10.90 LICENSE AND OPTION AGREEMENT made the 15th day of November 1998 by and among MEDICIS PHARMACEUTICAL CORPORATION and HOECHST MARION ROUSSEL, INC., HOECHST MARION ROUSSEL DEUTSCHLAND GMBH and HOECHST MARION ROUSSEL, S.A.

         No. 10.91 LOPROX LOTION SUPPLY AGREEMENT made the 15th day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION and HOECHST MARION ROUSSEL, INC.

         No. 10.92 SUPPLY AGREEMENT made the 15th day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION and HOECHST MARION ROUSSEL DEUTSCHLAND GMBH.

         No. 27.1 Financial Data Schedule

                  (see Note 3 to the Notes to the Condensed Consolidated Financial Statements incorporated herein for computation of Per Common Share results.)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MEDICIS PHARMACEUTICAL CORPORATION



Date:  2/16/99                By:    /s/ Jonah Shacknai
                                     ------------------------------------
                                     Jonah Shacknai
                                     Chairman and Chief Executive Officer



Date:  2/16/99                By:    /s/ Mark A. Prygocki Sr.
                                     ------------------------------------
                                     Mark A. Prygocki, Sr.
                                     Chief Financial Officer
                                     Secretary and Treasurer

         Exhibits

                                 Exhibit Index

         No. 10.72(d) THIRD AMENDMENT TO CREDIT AND SECURITY AGREEMENT dated the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation, ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association, as successor-in-interest to NORWEST BUSINESS CREDIT., a Minnesota corporation ("Lender").

         No. 10.73(c) AMENDED AND RESTATED PATENT COLLATERAL ASSIGNMENT AND SECURITY AGREEMENT made the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Assignor") and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.74(c) AMENDED AND RESTATED TRADEMARK, TRADENAME, AND SERVICE MARK COLLATERAL ASSIGNMENT AND SECURITY AGREEMENT made as of the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Assignor"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.77(a) FIRST AMENDMENT TO SECURITIES ACCOUNT PLEDGE AND SECURITY AGREEMENT made as of the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation, ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.78(a) FIRST AMENDMENT TO ACKNOWLEDGMENT OF CONTROL OF PLEDGED SECURITIES ACCOUNT made the 22nd day of November 1998 by and among Medicis Pharmaceutical Corporation, a Delaware corporation ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.88 REPLACEMENT ACQUISITION REVOLVING NOTE made as of the 22nd day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation ("Borrower"), and NORWEST BANK ARIZONA, NATIONAL ASSOCIATION, a national banking association ("Lender").

         No. 10.89 ASSET PURCHASE AGREEMENT made the 15th day of November 1998 by and among MEDICIS PHARMACEUTICAL CORPORATION and HOECHST MARION ROUSSEL, INC., HOECHST MARION ROUSSELL DEUTSCHLAND GMBH and HOECHST MARION ROUSSEL, S.A.

         No. 10.90 LICENSE AND OPTION AGREEMENT made the 15th day of November 1998 by and among MEDICIS PHARMACEUTICAL CORPORATION and HOECHST MARION ROUSSEL, INC., HOECHST MARION ROUSSEL DEUTSCHLAND GMBH and HOECHST MARION ROUSSEL, S.A.

         No. 10.91 LOPROX LOTION SUPPLY AGREEMENT made the 15th day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION and HOECHST MARION ROUSSEL, INC.

         No. 10.92 SUPPLY AGREEMENT made the 15th day of November 1998 by and between MEDICIS PHARMACEUTICAL CORPORATION and HOECHST MARION ROUSSEL DEUTSCHLAND GMBH.

         No. 27.1 Financial Data Schedule