Form 10-Q
period 1999-03-31
MEDICIS PHARMACEUTICAL CORP
filed 1999-05-17
CIK 859368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     or the transition period from ___________________ to ___________________

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
 YES  X           NO
     ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                   Outstanding at May 3, 1999
             -----                                   --------------------------
Class A Common Stock $.014 Par Value                         28,219,931
Class B Common Stock $.014 Par Value                            422,962

                       MEDICIS PHARMACEUTICAL CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
         Item 1--Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   March 31, 1999, and June 30, 1998                         3

                   Condensed Consolidated Statements of
                   Operations for the Three Months and Nine Months
                   Ended March 31, 1999 and 1998                             5

                   Condensed Consolidated Statements of Cash
                   Flows for the Nine Months Ended
                   March 31, 1999 and 1998                                   6

                   Notes to the Condensed Consolidated Financial
                   Statements                                                7

         Item 2--Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      10

PART II. OTHER INFORMATION

         Item 6--Exhibits and Reports on Form 8-K                           21

SIGNATURE                                                                   21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 March 31, 1999    June 30, 1998
                                                 --------------    -------------
ASSETS
   Current assets:
     Cash and cash equivalents                    $112,180,344      $147,411,127
     Short-term investments                        139,497,770        90,510,029
     Accounts receivable, net                       25,270,163        18,899,868
     Inventories, net                               10,608,323         9,208,384
     Deferred tax assets                             2,843,167         3,300,000
     Accrued interest income                         2,156,688         2,050,264
     Other current assets                            5,637,218         6,750,170
                                                  ------------      ------------
       Total current assets                        298,193,673       278,129,842
                                                  ------------      ------------

   Property and equipment, net                       1,407,512         1,343,603

   Intangible assets:
     Intangible assets related to
     acquisitions                                  143,666,115        70,386,665
     Other intangible assets                         4,168,144         6,874,626
     Less accumulated amortization                   9,335,634         5,977,399
                                                  ------------      ------------
       Net intangible assets                       138,498,625        71,283,892
                                                  ------------      ------------

   Other non-current assets                          1,245,684         1,592,907
                                                  ------------      ------------

                                                  $439,345,494      $352,350,244
                                                  ============      ============


         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  March 31, 1999  June 30, 1998
                                                  --------------  -------------
LIABILITIES
   Current liabilities:
     Accounts payable                              $  6,486,124   $   5,496,526
     Notes payable                                       11,546          11,364
     Accrued incentives                               1,867,431       1,786,392
     Accrued royalties                                  742,705       1,040,993
     Short-term contract obligation                  22,000,000              --
     Other accrued liabilities                        6,832,282       6,838,397
                                                   ------------   -------------
       Total current liabilities                     37,940,088      15,173,672
                                                   ------------   -------------
   Long-term liabilities:
     Notes payable                                       88,783          94,556
     Other non-current liabilities                      128,512         124,115
     Long-term contract obligation                   33,994,948              --
      Deferred tax liability                          6,522,281      10,502,416

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                     2,010,934       1,960,000

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value, 5,000,000
     shares authorized; no shares issued                     --              --
   Class A Common Stock, $0.014 par value;
     shares authorized: 50,000,000; issued and
     outstanding: 28,218,806 and 27,712,837 at
     March 31, 1999 and at June 30, 1998,
     respectively                                       395,063         387,980
   Class B Common Stock, $0.014 par value;
     shares authorized: 1,000,000; issued and
     outstanding: 422,962 at March 31, 1999
     and June 30, 1998                                    5,921           5,921
   Additional paid-in capital                       353,246,370     343,976,037
   Accumulated deficit                                5,012,594     (19,874,453)
                                                   ------------   -------------
     Total stockholders' equity                     358,659,948     324,495,485
                                                   ------------   -------------
                                                   $439,345,494   $ 352,350,244
                                                   ============   =============

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended             Nine Months Ended
                                                   March 31,                       March 31,
                                         ----------------------------    ----------------------------
                                             1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
Net revenue                              $ 30,182,792    $ 22,526,851    $ 82,980,347    $ 53,365,759
                                         ------------    ------------    ------------    ------------
Operating costs and expenses:
   Cost of product revenue                  5,024,787       3,991,792      15,048,458       9,541,034
   Selling, general and administrative      9,455,013       8,069,996      27,188,347      19,648,557
   Research and development                   710,195         874,483       1,914,813       2,337,139
   In-process research and development             --              --       9,500,000      35,400,000
   Depreciation and amortization            1,573,834         926,857       3,879,629       2,018,564
                                         ------------    ------------    ------------    ------------
     Operating costs and expenses          16,763,829      13,863,128      57,531,247      68,945,294
                                         ------------    ------------    ------------    ------------
Operating income (loss)                    13,418,963       8,663,723      25,449,100     (15,579,535)
Interest income                             2,762,959       1,898,225       8,720,165       4,025,190
Interest expense                             (726,120)         (3,313)     (1,096,731)        (18,202)
Gain on sale of assets                      7,135,932              --       7,135,932              --
                                         ------------    ------------    ------------    ------------
Income (loss) before taxes                 22,591,734      10,558,635      40,208,466     (11,572,547)
Income tax expense                         (8,616,983)     (4,124,444)    (14,963,088)     (9,296,217)
                                         ------------    ------------    ------------    ------------
Net income (loss)                        $ 13,974,751    $  6,434,191    $ 25,245,378    $(20,868,764)
                                         ============    ============    ============    ============
Basic net income (loss) per common
   share                                 $       0.49    $       0.25    $       0.89    $      (0.92)
                                         ============    ============    ============    ============
Diluted net income (loss) per common
   share                                 $       0.47    $       0.24    $       0.86    $      (0.92)
                                         ============    ============    ============    ============
Shares used in computing basic net
   income (loss) per common share          28,575,688      25,326,399      28,336,602      22,764,699
                                         ============    ============    ============    ============
Shares used in computing diluted net
   income (loss) per common share          29,811,235      26,328,760      29,471,262      22,764,699
                                         ============    ============    ============    ============


         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                           -------------------------------
                                                           March 31, 1999   March 31, 1998
                                                           --------------   --------------
Net income                                                  $  25,245,378    $ (20,868,764)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     In-process research and development                        9,500,000       35,400,000
     Gain on sale of intangible assets                         (7,135,932)
     Minority interest                                             50,934               --
     Depreciation and amortization                              3,879,629        2,018,564
     Provision for doubtful accounts                             (576,082)         750,000
     Deferred income tax (benefit) expense                     (3,523,302)       9,714,000
     Other non-cash expenses                                       10,000           56,500
     Gain (loss) on sale of available-for-sale securities          14,682          (23,863)
     Accretion of discount on investments                        (259,271)        (171,727)
     Accretion of discount on contract obligation               1,080,377               --
     Change in operating assets and liabilities:
       Inventories                                             (1,325,179)      (3,353,830)
       Accounts receivable                                     (5,868,973)      (9,093,939)
       Accounts payable                                           989,598          884,989
       Accrued incentives                                          81,039         (157,436)
       Other current liabilities                                 (554,402)      (5,880,795)
       Other current assets                                     4,655,677         (844,911)
                                                            -------------    -------------
         Net cash provided by operating activities             26,264,173        8,428,788
                                                            -------------    -------------

Cash flows from investing activities:
   Purchase of property and equipment                            (585,303)        (612,312)
   Proceeds from sale of intangible assets                      9,849,970        3,000,000
   Purchase of common stock of GenDerm, net of cash
     acquired                                                          --      (57,982,386)
   Purchase of intangible assets                              (25,726,678)      (1,010,000)
   Payment of license agreement                                        --       (3,783,752)
   Decrease in other assets                                       347,224          500,000
   Purchase of available-for-sale investments                (162,579,569)     (80,800,841)
   Sale of available-for-sale securities                       33,415,086       49,021,703
   Maturity of available-for-sale securities                   80,150,000       23,500,000
                                                            -------------    -------------
         Net cash used in investing activities                (65,129,270)     (68,167,588)
                                                            -------------    -------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                  3,735,843          803,520
   Payments of notes payable                                           --           (5,245)
   (Decrease) increase in other non-current liabilities            (1,194)          37,359
   Proceeds from common stock sale, net                                --      198,071,432
                                                            -------------    -------------
         Net cash provided by financing activities              3,734,649      198,907,066
                                                            -------------    -------------

Effect of foreign currency exchange rate
     on cash and cash equivalents                                (100,335)              --
                                                            -------------    -------------

Net (decrease) increase in cash and cash equivalents          (35,230,783)     139,168,266
Cash and cash equivalents at beginning of period              147,411,127       33,623,397
                                                            -------------    -------------
Cash and cash equivalents at end of period                  $ 112,180,344    $ 172,791,663
                                                            =============    =============

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Medicis Pharmaceutical Corporation ("Medicis" or the "Company") is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription, over-the-counter ("OTC"), and cosmetic dermatology products emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions and anti-pruritic conditions while also offering the leading OTC Capsaicin and fade cream products line in the United States. The Company has built its business by successfully introducing prescription pharmaceuticals such as the DYNACIN(R) and TRIAZ(R) products for the treatment of acne, and LUSTRA(R) for the treatment of dyschromia and other discolorations of the skin. The Company's business has also been built by acquiring and successfully marketing prescription pharmaceuticals such as the LIDEX(R) and SYNALAR(R) corticosteroid products for the treatment of psoriasis and eczema; LOPROX(R) for the treatment of fungal infections; NOVACET(R) for the treatment of acne rosacea and the OTC fade cream product, ESOTERICA(R).

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

         Except as otherwise specified herein, all information in this Form 10-Q has been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid on February 16, 1999 to holders of record on January 29, 1999.

2.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company is evaluating the provisions of SFAS No. 131 and, upon adoption, may report operating segments. The adoption of

         SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

         As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and shareholders' equity. SFAS No. 130 requires certain items such as unrealized foreign currency exchange gains or losses and unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income as separately presented portions of other comprehensive income in shareholders equity. During the third quarter of fiscal 1999 and fiscal 1998, the amounts of unrealized foreign currency exchange gains and losses and unrealized gains or losses on securities were not material.

3.       SALE OF PRODUCTS TO BIOGLAN PHARMA PLC

         In February 1999, the Company sold a portfolio of nine dermatological products to Bioglan, Inc., an American subsidiary of Bioglan Pharma, PLC ("Bioglan"), for a net payment of $10.85 million in cash and certain technologies that may further enhance the Company's research and development pipeline. The products included in the sale were A-FIL(TM), AFIRM(R), BEZASHAVE(R), BETA-LIFTx(R), METED(R), PRAMEGEL(R), PACKER'S TAR SOAP(R), THERAMYCIN Z(R), and TEXACORT(R). Under a separate agreement, the Company licensed to Bioglan three additional products for a period of three years with a buyout option of $15.5 million at the end of the third term. Medicis will receive quarterly license payments for three years from Bioglan. The licensed products include OCCLUSAL(R), PENTRAX(R) and SALAC(R).

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                           MARCH 31,             MARCH 31,
                                           ---------             ---------
                                        1999       1998       1999       1998
                                      -------    -------    -------    --------
                                        (in thousands, except per share data)
Numerator:
   Net income (loss)                  $13,975    $ 6,434    $25,245    $(20,869)
                                      -------    -------    -------    --------

Denominator for basic
   earnings per common
   share                               28,576     25,326     28,337      22,765

Effect of dilutive
securities:
    Stock options                       1,235      1,003      1,134          --
                                      -------    -------    -------    --------

Denominator for diluted
   earnings per common
   share                               29,811     26,329     29,471      22,765
                                      =======    =======    =======    ========

Basic net income (loss)
   per common share                   $  0.49    $  0.25    $  0.89    $  (0.92)
                                      =======    =======    =======    ========

Diluted net income
    (loss) per common share           $  0.47    $  0.24    $  0.86    $  (0.92)
                                      =======    =======    =======    ========

         Options to purchase 91,913 and 127,038 shares of common stock at prices ranging from $39.38 to $44.67 and $33.33 to $44.67 per share were outstanding for the three and nine months ended March 31, 1999, respectively. These were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common shares and, therefore, the effect would be anti-dilutive. The Company also had no dilutive securities for the 1998 nine month period given that inclusion of such securities would be dilutive to net loss.

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

6.       INVENTORIES

         Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in-first-out method. Inventories, net of reserves, at March 31, 1999, and June 30, 1998, consist of the following:

                                      March 31, 1999  June 30, 1998
                                      --------------  -------------
             Raw materials             $ 2,935,717      $1,086,585
             Finished goods              7,672,606       8,121,799
                                       -----------      ----------
                Total inventories      $10,608,323      $9,208,384
                                       ===========      ==========


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

         At March 31, 1999 the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $1.3 million increase to equity with a corresponding $1.3 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or stockholder.

8.       SUBSEQUENT EVENT

         On April 19, 1999 the Company purchased Ucyclyd Pharma, Inc. ("Ucyclyd"), a privately held pharmaceutical company based in Baltimore, Maryland for approximately $23.4 million in cash. Ucyclyd's primary product is the orphan drug BUPHENYL(TM), which is indicated in the treatment of Urea Cycle Disorders.

         Under terms of the agreement, Medicis paid $15.1 million at the close of the transaction and will pay $5.7 million on the first anniversary of the closing date subject to certain manufacturing conditions and $2.7 million upon regulatory approval of a product line extension. Medicis will also receive certain technologies that will further enhance the Company's research and development pipeline.

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

         This report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results could differ materially from those anticipated in forward-looking statements as a result of certain factors including, but not limited to, those factors discussed in the documents filed by the Company with the Securities and Exchange Commission from time to time, including the prospectus dated February 6, 1998, which is set forth in the Company's Registration Statement on Form S-3 and the 1998 Form 10-K. The Company undertakes no obligation to update any forward looking statements.

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

         Medicis Pharmaceutical Corporation ("Medicis" or the "Company") is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription, over-the-counter ("OTC"), and cosmetic dermatology products emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, psoriatic conditions and anti-pruritic conditions while also offering the leading OTC Capsaicin and fade cream products line in the United States. The Company has built its business by successfully introducing prescription pharmaceuticals such as the DYNACIN(R) and TRIAZ(R) products for the treatment of acne, and LUSTRA(R) for the treatment of dyschromia and other discolorations of the skin. The Company's business has also been built by acquiring and successfully marketing prescription pharmaceuticals such as the LIDEX(R) and SYNALAR(R) corticosteroid products for the treatment of psoriasis and eczema; LOPROX(R) for the treatment of fungal infections; NOVACET(R) for the treatment of acne rosacea and the OTC fade cream product, ESOTERICA(R).

         Prescription pharmaceuticals accounted for 77.0%, 86.5% and 83.2% of net revenue in the fiscal years ending June 30, 1998 ("fiscal 1998"), June 30, 1997 ("fiscal 1997") and June 30, 1996 ("fiscal 1996"), respectively. Although DYNACIN(R) accounted for a majority of the Company's total revenue in fiscal 1997 and fiscal 1996, the Company no longer derives the majority of its net revenue from DYNACIN(R).

         The Company derives a majority of its revenue from sales of DYNACIN(R), LIDEX(R), TRIAZ(R), LUSTRA(R), ZOSTRIX(R) and the recently acquired LOPROX(R) product (the "Key Products"). The Company believes that sales of the Key Products will constitute the majority of net revenue for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products individually or collectively would have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of the Key Products could also be affected adversely by other factors including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production, marketing or pricing actions by one or more of the Company's competitors; changes in the prescribing practices of dermatologists; changes in the reimbursement policies of third-party payors; product liability claims or other factors.

         The Company's results of operations may vary from period to period due to a variety of factors including expenditures incurred to acquire, license and promote pharmaceuticals; expenditures and timing relating to divestitures, acquisition and integration of businesses; changes in prescribing practices of dermatologists; the introduction of new products by the Company or its competitors; cost increases from third-party manufacturers; supply interruptions; the availability and cost of raw materials; the mix of products sold by the Company; changes in marketing and sales expenditures; market acceptance of the Company's products; competitive pricing pressures; general economic and industry conditions that affect customer demand; and the Company's level of research and development activities. In addition, the Company's business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company's revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost. The Company's operating expenses are based on anticipated sales levels, and a high percentage of the Company's expenses are relatively fixed in the short term. Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

         The Company's strategy for growth is substantially dependent upon its continued ability to acquire products primarily targeted at the skin care market. The Company engages in limited proprietary research and development of new products and must rely upon the willingness of other companies to sell or license product lines or technologies. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company to acquire such products. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, or at all. The failure of the Company to acquire additional products or successfully introduce new products could have a material adverse effect on the Company's business, financial condition and results of operations. Further, any new internally developed or acquired products may have different distribution channels, pricing resources and levels or competition than the Company's current products. Consequently, there can be no assurance that the Company will be able to compete favorably and attain market acceptance in any new product category or successfully integrate any acquired products or businesses. In addition, any such products may require the Company to significantly increase its sales force and incur commensurate expense levels in anticipation of a new product introduction. Failure of the Company to successfully introduce and market new products, whether internally developed or acquired from third parties, would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has recently experienced, and will continue to experience, a period of significant expansion of its operations that has placed a significant strain upon its management system and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls; reporting systems and procedures on a timely basis; and expand, hire, train and manage an increasing number of employees. The Company's failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's business strategy includes potential acquisitions of products and businesses and introductions of new products. The Company anticipates that the integration of additional new businesses or potential products, if any, would require significant expense and management time and attention.

         Failure to manage such change effectively would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company recognizes revenues from sales upon shipment to its customers. At the time of sale, the Company records reserves for returns based upon estimates using historical experience. Revenue is reported net of actual and estimated product returns and net of pricing adjustments and/or discounts. The Company applies royalty obligations to the cost of revenues in the period the corresponding revenues are recognized.

         The Company's customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson Drug Company ("McKesson"), Bergen Brunswig Drug Company ("Bergen Brunswig"), Cardinal Health, Inc. ("Cardinal"), and other major drug chains. In fiscal 1998, McKesson, Bergen Brunswig and Cardinal accounted for 16.9%, 13.2% and 12.6%, respectively, of the Company's revenue. In fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for 20.6%, 16.3% and 10.9%, respectively, of the Company's revenue. The loss of, or deterioration in, any of these customer accounts could have a material adverse effect upon the Company's business, financial condition or results of operations.

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

         The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenue will fluctuate from period to period. Actual expenditures will depend on a variety of factors, including the Company's financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments and strategic marketing decisions. There can be no assurance that any product or technology under development will result in the successful introduction of any new product.

         The Year 2000 issue results from the inability of some computer programs to identify the year 2000 properly, potentially leading to errors or system failure. A company's business may be adversely affected if it, or any of its suppliers and customers or others with whom it transacts business (including its banks and governmental agencies), have not timely resolved the year 2000 issue. In response to its rapid growth, the Company selected a new management information system in fiscal 1997, which was implemented in fiscal 1998, that is expected to meet its presently anticipated needs. In selecting a system, Year 2000 compliance was one of the criteria. The Company continues to review the areas within its business and operations which could be adversely affected by Year 2000 issues and to evaluate the costs of modifying and testing its systems for the Year 2000.

         Although the Company is not yet able to estimate its incremental cost for the Year 2000 issues, within its internal information systems, based on its preliminary review to date, the Company does not believe Year 2000 issues will have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to work with critical third parties to determine the impact of Year 2000 issues on their business and operations and potential collateral impact on the business and operations of the Company and to determine such third parties' plans to remediate Year 2000 issues where their systems interface with the Company's systems. The assessment and necessary modification for the Year 2000 issue should be completed in late 1999.

         RESULTS OF OPERATIONS

         The following table sets forth certain data as a percentage of net revenue for the periods indicated.

                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                           MARCH 31,           MARCH 31,
                                        1999      1998      1999      1998
                                        ----      ----      ----      ----
      Net revenue ..................   100.0%    100.0%    100.0%    100.0%
      Gross profit .................    83.4      82.3      81.9      82.1
      In-process research and
         development ...............      --        --     (11.4)    (66.3)
      Operating expenses (1) .......   (38.9)    (43.8)    (39.7)    (45.0)
      Operating income (loss) ......    44.5      38.5      30.8     (29.2)
      Net interest income ..........     6.7       8.4       9.2       7.5
      Gain on sale of assets .......    23.6        --       8.6        --
      Income tax benefit (expense)..   (28.5)    (18.3)    (18.0)    (17.4)
                                       -----     -----     -----     -----
      Net income (loss) ............    46.3%     28.6%     30.6%    (39.1)%
                                       =====     =====     =====     =====

         (1) Excludes in-process research and development

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         Net Revenue

         Net revenue for the three months ended March 31, 1999 (the "third quarter of fiscal 1999") increased 34.0%, or $7.7 million, to $30.2 million from $22.5 million for the three months ended March 31, 1998 (the "third quarter of fiscal 1998"). The Company's net revenue increased in the third quarter of fiscal 1999 primarily as a result of the effect of revenue associated with the acquisition of the LOPROX(R) and TOPICORT(R) products which were acquired in November 1998 and the continued unit and dollar sales growth of the Company's LUSTRA(R), DYNACIN(R), and TRIAZ(R) products. The Company's prescription products accounted for 76.6% of net revenue in the third quarter of fiscal 1999 and 80.5% of net revenue in the third quarter of fiscal 1998. The OTC products and contract revenue accounted for 23.4% and 19.5% of net revenue in the third quarter of fiscal 1999 and 1998, respectively. The Company expects the majority of revenue in the future to be attributable to the Company's prescription brands.

         Gross Profit

         Gross profit during the third quarter of fiscal 1999 increased 35.7%, or $6.6 million, to $25.2 million from $18.6 million in the third quarter of fiscal 1998. As a percentage of net revenue, gross profit increased to 83.4% in the third quarter of fiscal 1999 from 82.3% in the third quarter of fiscal 1998. This increase was primarily due to sales associated with LOPROX(R), TOPICORT(R), LUSTRA(R) and TRIAZ(R), which enjoy higher gross profit percentages than the Company's other products. Gross profit percentage also increased due to the sale of nine products to Bioglan which consisted primarily of products which have a lower gross profit percentage than the Company's prescription products, and the license of three products to Bioglan which the Company recorded as contract revenue.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the third quarter of fiscal 1999 increased 17.2%, or $1.4 million, to $9.5 million from $8.1 million in the third quarter of fiscal 1998, primarily due to the expenses associated with an increase in variable costs commensurate with increased sales volume, the expansion of the Company's sales force and additional personnel costs attributable to the hiring of additional full-time equivalent employees and cost-of-living salary adjustments. Selling, general and administrative costs, as a percentage of net revenue decreased 4.5 percentage points in the third quarter of fiscal 1999 relative to the third quarter of fiscal 1998.

         Research and Development Expenses

         Research and development expenses in the third quarter of fiscal 1999 decreased 18.8%, or $164,000, to $710,000 from $874,000 in the third quarter of fiscal 1998. This decrease was due primarily to the timing of various research and development projects.

         Depreciation and Amortization Expenses

         Depreciation and amortization expenses in the third quarter of fiscal 1999 increased 69.8%, or $647,000, to $1,574,000 from $927,000 in the third quarter of fiscal 1998. This income was due primarily to amortization of intangible assets associated with the Company's acquisition of the LOPROX(R) and TOPICORT(R) products in November 1998.

         Operating Income

         Operating income during the third quarter of fiscal 1999 increased 54.9%, or $4.8 million, to $13.4 million from $8.6 million in the third quarter of fiscal 1998. This increase was primarily a result of higher sales volume, a 1.1 percentage point increase in gross profit percentage, and a 4.5 percentage point decrease in operating costs as a percentage of net revenue.

         Interest Income

         Interest income in the third quarter of fiscal 1999 increased 45.6%, or $0.9 million, to $2.8 million from approximately $1.9 million in the third quarter of fiscal 1998. This increase was due primarily to higher cash equivalent and short-term investment balances in the third quarter of fiscal 1999. These balances are primarily the result of the Company's cash flow from operations.

         Interest Expense

         Interest expense in the third quarter of fiscal 1999 increased approximately $723,000 to $726,000 from $3,000 in the third quarter of fiscal 1998 primarily as a result of interest expense of $720,000 related to the acquisition of the LOPROX(R) and TOPICORT(R) products.

         Gain on Sale of Intangible Assets

         The Company recognized a gain of $7.1 million, $4.3 million net of tax, on the sale of nine products to Bioglan for $10.85 million in cash and certain technologies that may further enhance the Company's research and development pipeline. The products included in the sale were A-FIL(TM), AFIRM(R), BENZASHAVE(R), BETA-LIFTx(R), METED(R), PRAMEGEL(R), PACKER'S TAR SOAP(R), THERAMYCIN Z(R), and TEXACORT(R).

         Income Tax Expense

         Income tax expense during the third quarter of fiscal 1999 increased $4.5 million to $8.6 million from $4.1 million in the third quarter of fiscal 1998. The provision for income taxes recorded for the third quarter of fiscal 1999 reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The increase in income tax expense, as compared to the third quarter of fiscal 1998, is due to an increase in pre-tax income. The decrease in the effective tax rate, as compared to the third quarter of fiscal 1998, is primarily attributable to an increase in tax exempt interest income.

         Net Income

         Net income during the third quarter of fiscal 1999 increased 117.2%, or $7.6 million, to $14.0 million from $6.4 million in the third quarter of fiscal 1998. This increase is primarily attributable to an increase in sales volume, higher gross profits, lower operating expenses as a percentage of net revenue, and interest income generated by higher cash and cash equivalent balances.

         NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1998

         Net Revenue

         Net revenue for the nine months ended March 31, 1999 (the "1999 nine months") increased 55.5% or $29.6 million, to $83.0 million from $53.4 million for the nine months ended March 31, 1998 (the "1998 nine months") primarily as a result of the LOPROX(R) and TOPICORT(R) product acquisition in November 1998 and the unit and dollar sales growth of the LUSTRA(R) and DYNACIN(R) products. The Company's prescription products accounted for 74.3% of net revenue in the 1999 nine months as compared to 77.0% of net revenue in the 1998 nine months. The OTC products accounted for 25.7% of net revenue in the 1999 nine months as compared to 23.0% of net revenue for the 1998 nine months.

         Gross Profit

         Gross Profit in the 1999 nine months increased 55.0%, or $24.1 million, to $67.9 million from $43.8 million in the 1998 nine months. As a percentage of net revenue, gross profit decreased 0.2 percentage points to 81.9% in the 1999 nine months from 82.1% in the 1998 nine months, primarily as a result of greater OTC revenue as a percentage of total net revenue. OTC products have a lower gross profit percentage than the Company's prescription products.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the 1999 nine months increased 38.4%, or $7.5 million, to $27.1 million from $19.6 million in the 1998 nine months. This increase is primarily due to an increase in selling, general and administrative expenses associated with the promotion and administration of the LOPROX(R) and TOPICORT(R) products acquired in November 1998, and the sampling and advertising of the Company's existing products.

         Additionally, selling, general and administrative expenses increased due to variable compensation commensurate with increased sales volume, personnel costs attributable to an increase in full-time equivalent employees, and cost-of-living salary adjustments. Selling, general and administrative costs, as a percentage of net revenue, have decreased
         4.0 percentage points in the 1999 nine months compared to the 1998 nine months.

         Research and Development Expenses

         Research and development expenses in the 1999 nine months decreased 18.1% or $0.4 million to approximately $1.9 million, from $2.3 million in the 1998 nine months primarily due to the timing of various research and development projects.

         Depreciation and Amortization Expenses

         Depreciation and amortization expenses in the 1999 nine months increased 92.2%, or $1.9 million, to $3.9 million from $2.0 million in the 1998 nine months. This increase was due primarily to amortization of the intangible assets associated with the Company's acquisition of the LOPROX(R) and TOPICORT(R) products in November 1998, and a full nine months of amortization as a result of the GenDerm Corporation ("Genderm") acquisition in December 1997.

         In-Process Research and Development

         The Company recorded a $9.5 million charge to operations as in-process research and development during the 1999 nine months as part of the allocated purchase price on the acquisition of the LOPROX(R) and TOPICORT(R) products. In the 1998 nine months, the Company recorded a $35.4 million charge to operations as in-process research and development as part of the allocated purchase price of GenDerm. The amounts allocated to in-process research and development were based upon independent appraisals.

         Operating Income

         Operating income in the 1999 nine months increased $41.0 million to $25.4 million from a net operating loss of $15.6 million in the 1998 nine months primarily as a result of the $35.4 charge for in-process research and development to operating expenses relating to the Company's purchase of GenDerm in December 1997. Absent special charges, operating income in the 1999 nine months increased 76.3%, or $15.1 million, to $34.9 from $19.8 million in the 1998 nine months as a result of higher sales volume, coupled with an 4.0 percentage point decrease in the Company's selling, general and administrative expenses as a percentage of net revenue.

         Interest Income

         Interest income in the 1999 nine months increased 116.6%, or $4.7 million to $8.7 million from approximately $4.0 million in the 1998 nine months. This increase was due primarily to higher cash and short-term investment balances in the 1999 nine months which were generated from cash flow from operations and the public offering completed by the Company in February 1998.

         Interest Expense

         Interest expense in the 1999 nine months increased approximately $1.1 million to $1.1 million from approximately $18,000 primarily as a result of interest expense of approximately $1.1 million related to the acquisition of the LOPROX(R) and TOPICORT(R) products.

         Gain on Sale of Intangible Assets

         The Company recognized a gain of $7.1 million, $4.3 million net of tax, on the sale of nine products to Bioglan for $10.85 million in cash and certain technologies that may further enhance the Company's research and development pipeline. The products included in the sale were A-FIL(TM), AFIRM(R), BENZASHAVE(R), BETA-LIFTx(R), METED(R), PRAMEGEL(R), PACKER'S TAR SOAP(R), THERAMYCIN Z(R), and TEXACORT(R).

         Income Tax Expense

         Income tax expense in the 1999 nine months increased 61.0%, or $5.7 million to $15.0 million from $9.3 million in the 1998 nine months. The provision for income taxes recorded for the 1999 nine months reflects management's estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The increase in income tax expense in the 1999 nine months, as compared to the 1998 nine months, is due to a increase in pre-tax income offset by the special charge for in-process research and development in fiscal 1998 for which no tax benefit was realized. A tax benefit is associated with the charge for in-process research and development incurred in the 1999 nine months as a result of the LOPROX(R) and TOPICORT(R) product acquisition. No income tax benefit is associated with the charge for in-process research and development incurred in the 1998 nine months as a result of the GenDerm acquisition. The decrease in the effective tax rate in the 1999 nine months, as compared to the 1998 nine months, is primarily attributable to an increase in tax exempt interest income.

         Net Income

         Net income in the 1999 nine months increased approximately $46.1 million to $25.2 million from a net loss of $20.9 million in the 1998 nine months. This increase is a result of the $35.4 million charge for in-process research and development to operating expenses relating to the Company's purchase of GenDerm in the 1998 nine months. Absent special charges, net income in the 1999 nine months increased 139.1%, or $20.2 million, to $34.7 million from $14.5 million in the 1998 nine months as a result of an increase in sales volume and a decrease in selling, general and administrative costs as a percentage of sales.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 and June 30, 1998, the Company had cash equivalents and short-term investments of approximately $251.7 million and $237.9 million, respectively. The Company's working capital was $260.3 million and $263.0 million at March 31, 1999 and June 30, 1998, respectively. The decrease in working capital is primarily attributable to a $22.0 million payment and a short-term obligation of $22.0 million incurred by the Company as a result of the LOPROX(R) and TOPICORT(R) product acquisition offset by the Company's cash flow from operations of approximately $26.3 million, and the $9.8 million proceeds received as a result of the sale of products to Bioglan.

         At March 31, 1999 and June 30, 1998, the Company had inventories of $10.6 million and $9.2 million, respectively. The increase in the Company's inventory balances is primarily related to inventory associated with the LOPROX(R) and TOPICORT(R) products acquired by the Company in November 1998 and an increase in the Company's inventory held by third parties which the Company is required to record in its inventory balance and which fluctuates due to the timing of the third parties' manufacturing cycles which the Company does not control.

         At March 31, 1999 and June 30, 1998, the Company had accounts receivable of $25.3 million and $18.9 million, respectively. The increase in the Company's accounts receivable balance is primarily related to a 24.7% increase in revenue for the three months ended March 31, 1999 as compared to the three months ended June 30, 1998.

         At March 31, 1999 and June 30, 1998, the Company had current liabilities of $37.9 million and $15.2 million, respectively. The increase is primarily due to the $22.0 million short-term obligation incurred by the Company as a result of the acquisition of the LOPROX(R) and TOPICORT(R) products.

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

         In November 1998, the Company agreed to license, with an option to purchase the LOPROX(R), TOPICORT(R) and A/T/S(R) products from Hoechst Marion Roussel. The Company, using cash reserves, paid $22.0 million and will make two additional annual payments of $22.0 million. Medicis then has the option to purchase the products for $16.5 million after three years. The $22.0 million due on the first anniversary of the transaction is recorded as a short-term obligation and the remaining $33.3 million is recorded as a long-term obligation. For accounting purposes, the Company has recorded the transaction as an acquisition.

         On January 12, 1999, the Company announced that its Board of Directors had approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The dividend was paid on February 16, 1999 to holders of record of the Class A and Class B Common Stock on January 29, 1999. Holders of the Company's Class A and Class B Common Stock received one additional share of Common Stock for each two shares held. Adjustments due to the stock split were made under the Company's stock option plans and the Company's Shareholder Rights Plan.

         Inflation did not have a significant impact upon the results of the Company during the nine months ended March 31, 1999.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K

(a) Exhibits

         No. 3.3(a) AMENDED and RESTATED BY-LAWS of the COMPANY

         No. 27.1   Financial Data Schedule

         (see Note 3 to the Notes to the Condensed Consolidated Financial Statements incorporated herein for computation of Per Common Share results.)

(b) Reports on Form 8-K

         The Company filed the following report on Form 8-K:

         (i) Current report on Form 8-K dated April 23, 1999 reporting under Item 5 that the Company acquired all the issued and outstanding common stock of Ucyclyd Pharma, Inc.


                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDICIS PHARMACEUTICAL CORPORATION

Date: 5/14/99

                                        By: /s/ Jonah Shacknai
                                            Jonah Shacknai
                                            Chairman and Chief Executive Officer

Date: 5/14/99                           By: /s/ Mark A. Prygocki, Sr.
                                            Mark A. Prygocki, Sr.
                                            Chief Financial Officer
                                            Secretary and Treasurer