Form 10-Q/A
period 1999-03-31
MEDICIS PHARMACEUTICAL CORP
filed 1999-05-24
CIK 859368

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

                       MEDICIS PHARMACEUTICAL CORPORATION

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                         Page
                                                                                                        ----
         Item 1 --     Financial Statements
                               Condensed Consolidated Balance Sheets as of
                               March 31, 1999, and June 30, 1998                                          3

                               Condensed Consolidated Statements of
                               Operations for the Three Months and Nine Months
                               Ended March 31, 1999 and 1998                                              5

                               Condensed Consolidated Statements of Cash
                               Flows for the Nine Months Ended
                               March 31, 1999 and 1998                                                    6

                               Notes to the Condensed Consolidated Financial Statements                   7

         Item 2 --     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                            10

PART II.  OTHER INFORMATION

         Item 6 --     Exhibits and Reports on Form 8-K                                                  21

SIGNATURE                                                                                                21

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

                       MEDICIS PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31, 1999       June 30, 1998
                                                    --------------       -------------
LIABILITIES
   Current liabilities:
     Accounts payable                                $   6,486,124       $   5,496,526
     Notes payable                                          11,546              11,364
     Accrued incentives                                  1,867,431           1,786,392
     Accrued royalties                                     742,705           1,040,993
     Short-term contract obligation                     22,000,000                  --
     Other accrued liabilities                           6,832,282           6,838,397
                                                     -------------       -------------
       Total current liabilities                        37,940,088          15,173,672
                                                     -------------       -------------

   Long-term liabilities:
     Notes payable                                          88,783              94,556
     Other non-current liabilities                         128,512             124,115
     Long-term contract obligation                      33,994,948                  --
     Deferred tax liability                              6,522,281          10,502,416

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                        2,010,934           1,960,000

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value, 5,000,000
     shares authorized; no shares issued                        --                  --
   Class A Common Stock, $0.014 par value;
     shares authorized: 50,000,000; issued and
     outstanding: 28,218,806 and 27,712,837 at
     March 31, 1999 and at June 30,
     1998, respectively                                    395,063             387,980
   Class B Common Stock, $0.014 par value;
     shares authorized: 1,000,000; issued and
     outstanding: 422,962 at March 31, 1999
     and June 30, 1998                                       5,921               5,921
   Additional paid-in capital                          353,246,370         343,976,037
   Accumulated deficit                                   5,012,594         (19,874,453)
                                                     -------------       -------------
     Total stockholders' equity                        358,659,948         324,495,485
                                                     -------------       -------------

                                                     $ 439,345,494       $ 352,350,244
                                                     =============       =============

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                      Nine Months Ended
                                                         March 31,                              March 31,
                                             --------------------------------        --------------------------------
                                                 1999                1998                1999                1998
                                             ------------        ------------        ------------        ------------
Net revenue                                  $ 30,182,792        $ 22,526,851        $ 82,980,347        $ 53,365,759
                                             ------------        ------------        ------------        ------------

Operating costs and expenses:
   Cost of product revenue                      5,024,787           3,991,792          15,048,458           9,541,034
   Selling, general and administrative          9,455,013           8,069,996          27,188,347          19,648,557
   Research and development                       710,195             874,483           1,914,813           2,337,139
   In-process research and development                 --                  --           9,500,000          35,400,000
   Depreciation and amortization                1,573,834             926,857           3,879,629           2,018,564
                                             ------------        ------------        ------------        ------------
     Operating costs and expenses              16,763,829          13,863,128          57,531,247          68,945,294
                                             ------------        ------------        ------------        ------------

Operating income (loss)                        13,418,963           8,663,723          25,449,100         (15,579,535)
Interest income                                 2,762,959           1,898,225           8,720,165           4,025,190
Interest expense                                 (726,120)             (3,313)         (1,096,731)            (18,202)
Gain on sale of assets                          7,135,932                  --           7,135,932                  --
                                             ------------        ------------        ------------        ------------
Income (loss) before taxes                     22,591,734          10,558,635          40,208,466         (11,572,547)
Income tax expense                             (8,616,983)         (4,124,444)        (14,963,088)         (9,296,217)
                                             ------------        ------------        ------------        ------------

Net income (loss)                            $ 13,974,751        $  6,434,191        $ 25,245,378        $(20,868,764)
                                             ============        ============        ============        ============

Basic net income (loss) per common
   share                                     $       0.49        $       0.25        $       0.89        $      (0.92)
                                             ============        ============        ============        ============

Diluted net income (loss) per common
   share                                     $       0.47        $       0.24        $       0.86        $      (0.92)
                                             ============        ============        ============        ============

Shares used in computing basic net
   income (loss) per common share              28,575,688          25,326,399          28,336,602          22,764,699
                                             ============        ============        ============        ============

Shares used in computing diluted net
   income (loss) per common share              29,811,235          26,328,760          29,471,262          22,764,699
                                             ============        ============        ============        ============

         The accompanying notes are an integral part of this statement.

                       MEDICIS PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended
                                                                ----------------------------------
                                                                   March 31,            March 31,
                                                                     1999                 1998
                                                                -------------        -------------
Net income                                                      $  25,245,378        $ (20,868,764)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     In-process research and development                            9,500,000           35,400,000
     Gain on sale of intangible assets                             (7,135,932)
     Minority interest                                                 50,934                   --
     Depreciation and amortization                                  3,879,629            2,018,564
     Provision for doubtful accounts                                  150,000              750,000
     Deferred income tax (benefit) expense                         (3,523,302)           9,714,000
     Other non-cash expenses                                           10,000               56,500
     Gain (loss) on sale of available-for-sale securities              14,682              (23,863)
     Accretion of discount on investments                            (259,271)            (171,727)
     Accretion of discount on contract obligation                   1,080,377                   --
     Change in operating assets and liabilities:
       Inventories                                                 (1,549,939)          (3,353,830)
       Accounts receivable                                         (6,370,295)          (9,093,939)
       Accounts payable                                               989,598              884,989
       Accrued incentives                                              81,039             (157,436)
       Other current liabilities                                     (554,402)          (5,880,795)
       Other current assets                                         4,655,677             (844,911)
                                                                -------------        -------------
         Net cash provided by operating activities                 26,264,173            8,428,788
                                                                -------------        -------------

Cash flows from investing activities:
   Purchase of property and equipment                                (585,303)            (612,312)
   Proceeds from sale of intangible assets                          9,849,970            3,000,000
   Purchase of common stock of GenDerm, net of cash
      acquired                                                             --          (57,982,386)
   Purchase of intangible assets                                  (25,726,678)          (1,010,000)
   Payment of license agreement                                            --           (3,783,752)
   Decrease in other assets                                           347,224              500,000
   Purchase of available-for-sale investments                    (162,579,569)         (80,800,841)
   Sale of available-for-sale securities                           33,415,086           49,021,703
   Maturity of available-for-sale securities                       80,150,000           23,500,000
                                                                -------------        -------------
         Net cash used in investing activities                    (65,129,270)         (68,167,588)
                                                                -------------        -------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                      3,735,843              803,520
   Payments of notes payable                                               --               (5,245)
   (Decrease) increase in other non-current liabilities                (1,194)              37,359
   Proceeds from common stock sale, net                                    --          198,071,432
                                                                -------------        -------------
         Net cash provided by financing activities                  3,734,649          198,907,066
                                                                -------------        -------------

Effect of foreign currency exchange rate
      on cash and cash equivalents                                   (100,335)                  --
                                                                -------------        -------------

Net (decrease) increase in cash and cash equivalents              (35,230,783)         139,168,266
Cash and cash equivalents at beginning of period                  147,411,127           33,623,397
                                                                -------------        -------------
Cash and cash equivalents at end of period                      $ 112,180,344        $ 172,791,663
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

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      MARCH 31,                    MARCH 31,
                                              -----------------------       -----------------------
                                                1999           1998           1999           1998
                                              --------       --------       --------       --------
                                                     (in thousands, except per share data)
         Numerator:
            Net income (loss)                 $ 13,975       $  6,434       $ 25,245       $(20,869)
                                              --------       --------       --------       --------
         Denominator for basic
            earnings per common
            share                               28,576         25,326         28,337         22,765

         Effect of dilutive securities:
            Stock options                        1,235          1,003          1,134             --
                                              --------       --------       --------       --------

         Denominator for diluted
            earnings per common
            share                               29,811         26,329         29,471         22,765
                                              ========       ========       ========       ========

         Basic net income (loss) per
            common share                      $   0.49       $   0.25       $   0.89       $  (0.92)
                                              ========       ========       ========       ========

         Diluted net income (loss) per
            common share                      $   0.47       $   0.24       $   0.86       $  (0.92)
                                              ========       ========       ========       ========

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

                                        March 31, 1999     June 30, 1998
                                        --------------     -------------
               Raw materials              $ 2,935,717       $ 1,086,585
               Finished goods               7,672,606         8,121,799
                                          -----------       -----------
                  Total inventories       $10,608,323       $ 9,208,384
                                          ===========       ===========

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

         At March 31,1999 the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $1.3 million increase to equity with a corresponding $1.3 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or stockholder.

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

         RESULTS OF OPERATIONS

         The following table sets forth certain data as a percentage of net revenue for the periods indicated.

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        MARCH 31,                   MARCH 31,
                                                   ------------------         -------------------
                                                   1999          1998         1999           1998
                                                   -----        -----         -----         -----
              Net revenue ................         100.0%       100.0%        100.0%        100.0%
              Gross profit ...............          83.4         82.3          81.9          82.1
              In-process research and
                 development .............          --           --           (11.4)        (66.3)
              Operating expenses (1) .....         (38.9)       (43.8)        (39.7)        (45.0)
              Operating income (loss) ....          44.5         38.5          30.8         (29.2)
              Net interest income ........           6.7          8.4           9.2           7.5
              Gain on sale of assets .....          23.6         --             8.6          --
              Income tax benefit (expense)         (28.5)       (18.3)        (18.0)        (17.4)
                                                   -----        -----         -----         -----
              Net income (loss) ..........          46.3%        28.6%         30.6%        (39.1)%
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

(a) Exhibits

        No. 3.3 (a)    AMENDED and RESTATED BY-LAWS of the COMPANY

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


                                              MEDICIS PHARMACEUTICAL CORPORATION



Date:  5/24/99                                By: /s/ Jonah Shacknai
                                                      --------------------------
                                                      Jonah Shacknai
                                                      Chairman and Chief
                                                      Executive Officer



Date:  5/24/99                                By: /s/ Mark A. Prygocki, Sr.
                                                      --------------------------
                                                      Mark A. Prygocki, Sr.
                                                      Chief Financial Officer
                                                      Secretary and Treasurer