Form 10-K
period 1999-06-30
MEDICIS PHARMACEUTICAL CORP
filed 1999-09-28
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999.

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number 0-18443

MEDICIS PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1574808
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4343 East Camelback Road, Phoenix, AZ	85018-2700
(Address of principal executive office)	(Zip Code)

     Registrant’s telephone number, including area code:  (602) 808-8800

     Securities registered pursuant to Section 12(b) of the Act:  Class A Common Stock, $0.014 par value

Preference Share Purchase Rights

(Title of each Class)

     Securities registered pursuant to Section 12(g) of the Act:  NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K  [   ].

      The aggregate market value of the voting stock held on September 9, 1999 by non-affiliates of the registrant was $583,730,041 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s Common Stock, without conceding that such persons are “affiliates” of the Registrant for purposes of the federal securities laws). As of September 9,1999, there were outstanding 28,370,478 shares of Class A Common Stock $0.014 par value and 422,962 shares of Class B Common Stock $0.014 par value.

      Documents incorporated by reference:

      Portions of the Proxy Statement for the Registrant’s 1999 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

      Portions of the 1999 Annual Report to Shareholders are incorporated by reference to Part II and Part IV of this Form 10-K to the extent stated herein.

PART I

      This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements which involve risks and uncertainties. The actual results of Medicis Pharmaceutical Corporation (together with its wholly-owned subsidiaries, the “Company” or “Medicis”) could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1 under the heading “Additional Factors That May Affect Future Results” in this Form 10-K and the Company’s other Securities and Exchange Commission filings.

Item 1:  Business

The Company

      Medicis is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded products for the treatment of acne, acne-related conditions, dyschromias and hyperpigmentation disorders and also offers the leading OTC fade cream product in the United States. The Company has built its business through successfully introducing prescription products such as DYNACIN®(minocycline HCl) and TRIAZ® (benzoyl peroxide) for the treatment of acne, LUSTRA® (hydroquinone USP 4%) for the treatment of skin dyschromia associated with photoaging, as well as by marketing ESOTERICA®, an OTC fade cream product line. In addition, Medicis has acquired the dermatological assets LOPROX® (ciclopirox), TOPICORT® (desoximetasone) and A/ T/ S®(erythromycin) from Hoechst Marion Roussel, Inc. (“HMR”) and the LIDEX®(fluocinonide) and SYNALAR® (fluocinolone acetonide) corticosteroid product lines from Syntex USA Inc. (“Syntex”). The Company derives a majority of its revenue from sales of the DYNACIN®, TRIAZ® and LIDEX® products, the newly developed and expanded LUSTRA® line and the newly acquired LOPROX® and TOPICORT® products (the “Key Products”).

Principal Products and Product Lines

      The Company currently offers products in the following areas of dermatology: acne, acne rosacea, fungal infections, psoriasis, eczema, hyperpigmentation, pediculosis and cosmesis (improvement in the texture and appearance of skin). The Company addresses these areas with a range of prescription products and an OTC product.

Prescription Pharmaceuticals

      Prescription pharmaceuticals accounted for 77.0% of the Company’s net revenues in the fiscal year ended June 30, 1999 (“fiscal 1999”). The Company currently focuses its prescription pharmaceutical efforts primarily on treating acne, acne-related conditions, fungal infections, psoriasis and dyschromias of the skin. The Company’s principal branded pharmaceutical products are as follows:

      DYNACIN® is an oral, systemic antibiotic, available in 50-mg., 75-mg. and 100-mg. dosage forms, prescribed as an adjunctive therapy in the treatment of severe acne. DYNACIN® is the number one brand of minocycline for the treatment of severe acne. Acne-related conditions resulted in over 10 million visits to dermatologists in the United States in 1995. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, doxycycline and minocycline. Minocycline, the active ingredient in the DYNACIN® products, is widely prescribed for the treatment of acne for several reasons. It has a more convenient schedule of one or two doses per day as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline require ingestion on an empty stomach and may increase patient sensitivity to sunlight, creating a greater risk of sunburn. Moreover, the other forms of tetracycline, including doxycycline, often cause gastric irritation. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Studies suggest that bacterial resistance to erythromycin exceeds 50% and resistance to doxycycline and tetracycline exceeds 50%, while the bacteria showed virtually no resistance to minocycline. The Company believes the retail price of DYNACIN® products is approximately 30% lower than the average reported retail price of another branded minocycline product, Minocin®, while selling at approximately 25% to 30% higher than the average reported retail price of generic minocycline. DYNACIN® was launched in the second quarter of the fiscal year ended June 30, 1993 with 50-mg. and 100-mg. dosage forms available. The Company launched DYNACIN® in 75-mg. dosage form, currently the only 75-mg. minocycline product available on the market, in the fourth quarter of fiscal 1999. The Company has entered into a manufacturing and supply agreement with Schein Pharmaceutical, Inc. (“Schein”) for the supply of DYNACIN®products.

      TRIAZ® is an internally developed, patented, topical therapy prescribed for the treatment of all forms and varying degrees of acne, and is available as a gel or cleanser in two concentrations. The combined sales of topically applied prescription acne products were in excess of $500 million in the United States in 1996. TRIAZ® is currently the leading branded benzoyl peroxide product in dermatology. While other topical acne treatments including Cleocin-T® and Benzamycin® are generally effective, TRIAZ® offers advantages over each product, including improved stability, greater convenience of use, reduced cost and fewer side effects. The Company believes it can gain additional market share by focusing its promotional efforts on the benefits of TRIAZ® over Benzamycin®. For example, Benzamycin® requires refrigeration and mixing by a pharmacist and has a relatively short shelf life of three months. In contrast, TRIAZ® comes in a ready-mixed gel that does not require refrigeration and has a two-year shelf life. In addition, TRIAZ® is aesthetically pleasing and minimizes the extreme drying and scaling of skin. The Company believes the average reported retail price of TRIAZ® is less than that of either Cleocin-T® or Benzamycin®. TRIAZ® products are manufactured using the active ingredient benzoyl peroxide in a patented vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. Glycolic acid is believed by the Company to enhance the effectiveness of benzoyl peroxide by exfoliating the outer layer of the skin and zinc lactate is believed by the Company to act to reduce the appearance of inflammation and irritation often associated with acne. TRIAZ® was developed by the Company and introduced in the second quarter of the fiscal year ended June 30, 1996. The Company has patents and certain licensed patent rights covering varying aspects of TRIAZ®. TRIAZ® products are manufactured to the Company’s specifications on a purchase order basis by West Pharmaceutical Services Lakewood, Inc. (“West”) and in accordance with a supply agreement with Contract Pharmaceuticals, Limited (“Contract Pharmaceuticals”).

      LIDEX® is a high-potency topical corticosteroid brand prescribed for the treatment of inflammatory and hyperproliferative skin diseases such as eczema, psoriasis, atopic dermatitis, poison ivy and other inflammatory skin conditions. Competing steroid brands in the high-potency category include Halog®, Elocon®, and Cyclocort®. LIDEX® was introduced more than 20 years ago and the Company believes it is among the most widely accepted, topical steroid treatments available. Topical corticosteroid treatments represented sales of approximately $480 million in 1996 in the United States. The active ingredient in LIDEX®, fluocinonide, works to alleviate inflammations of the skin by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The LIDEX® product line consists of various strengths and cosmetically elegant formulations, including gels, ointments, creams, solutions and emollient creams. This broad product line allows dermatologists to prescribe the most appropriate product based on the severity and location of a patient’s condition, as well as the thickness of a patient’s skin. With the exception of the LIDEX®-E Cream, the various forms of LIDEX® are preservative-free, and the active ingredient is fully dissolved in the vehicle of the medication, resulting in better absorption of the medication into the skin. The Company believes LIDEX® is priced comparably to other branded corticosteroid products, but significantly higher than the average reported retail price of generics containing fluocinonide. The Company acquired the rights to LIDEX® in the United States and Canada from Syntex in the third quarter of the fiscal year ended June 30, 1997 (“fiscal 1997”). The Company has a manufacturing and supply agreement with Patheon, Inc. (“Patheon”) for the production of LIDEX®.

      SYNALAR® is a mid- to low-potency topical corticosteroid brand prescribed for the treatment of less severe forms of inflammatory and hyperproliferative skin diseases such as eczema, psoriasis, poison ivy, atopic dermatitis and other inflammatory skin conditions. The active ingredient in SYNALAR®, fluocinolone acetonide, works to alleviate inflammations of the skin by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The SYNALAR® product line consists of various strengths and cosmetically elegant formulations, including ointments, creams, emollient creams and solutions. This flexibility allows dermatologists to prescribe the most appropriate product based upon the severity and location of a patient’s condition, as well as the thickness of a patient’s skin. Competing steroid brands in the mid- and low-potency categories include Aristocort®,

Cutivate®, and Valisone®, SYNALAR® is priced comparably to other branded corticosteroid products but higher than the average reported price of generics containing fluocinolone acetonide. The Company has a manufacturing and supply agreement with Patheon for the production of SYNALAR®.

      LUSTRA® and LUSTRA-AF™ are internally developed, patented topical therapies prescribed for the treatment of ultra-violet induced skin discolorations and hyperpigmentation usually associated with the use of oral contraceptives, pregnancy, hormone replacement therapy, sun damage and superficial trauma. Both LUSTRA® and LUSTRA-AF™ contain 4% hydroquinone in a vehicle containing glycolic acid in an anti-oxidant complex. LUSTRA® is the leading prescription topical treatment for dyschromia and hyperpigmentation. In controlled clinical trials sponsored by the Company in 1998, LUSTRA® demonstrated a reduction in pigmented lesions in a two-week period with statistically significant performance over the competing brands Solaquin Forte® and Melanex®. In another clinical trial sponsored by the Company in 1997, LUSTRA® demonstrated a statistically significant reduction of sunburned skin cells when exposed to cumulative ultra-violet radiation as compared with no treatment. Such sunburned cells are a measure of ultra-violet induced skin damage. The Company started shipping LUSTRA® to wholesalers in February 1998. LUSTRA-AF™, a line extension of LUSTRA®, containing broad-spectrum UVA and UVB sunscreen agents, was introduced to the market in June 1999. LUSTRA® and LUSTRA-AF™ are manufactured in accordance with a manufacturing agreement with Contract Pharmaceuticals.

      LOPROX® cream 0.77% and lotion 0.77% are both broad-spectrum prescription antifungal agents indicated for the topical treatment of tinea pedis, tinea corporis, tinea cruris, tinea versicolor and cutaneous candidiasis. LOPROX® is the only hydroxypyridone antifungal agent available in the United States, and unlike other antifungals, does not effect sterol biosynthesis. LOPROX® works with a unique mode of action that has been shown to have fungistatic, fungicidal, sporicidal, enhanced penetration and anti-inflammatory properties and to be active against gram-negative and gram-positive bacteria. This unique mode of action makes LOPROX® an appropriate choice for topical treatment alone, or as concomitant treatment with an oral antifungal. For these reasons, the Company believes LOPROX® may be a better product to manage the often-complicated mix of organisms involved in tinea infections. In clinical trials, LOPROX® was shown to produce clinical improvement of 82% to 93% after a single week of treatment across the range of cutaneous mycoses. The Company believes it is among the lowest priced branded prescription topical antifungals. The United States market for topical antifungal pharmaceuticals reached $367.7 million in 1996. The overall market for antifungals in the United States is approximately $800 million annually. The most frequently prescribed topical antifungal products besides LOPROX® include Spectazole®, Nizoral®, Oxistat® and Lotrisone® (steroid/ antifungal combination). Patients suffering from fungal-related conditions have a variety of other prescription and OTC medications to choose from. LOPROX® was acquired from HMR in November 1998 and re-launched by Medicis in the third quarter of fiscal 1999. LOPROX® products are manufactured to the Company’s specifications and supplied by an agreement with HMR.

      TOPICORT® gel, cream, and ointment are Class II, high-potency corticosteroids indicated for topical use on corticosteroid-responsive inflammatory skin conditions, including psoriasis, contact dermatitis, seborrheic dermatitis, stasis dermatitis, rhus dermatitis, atopic dermatitis and more. The fourth product in the line is TOPICORT® LP cream, a Class III corticosteroid. Class II, or high-potency steroids, offer effective treatment without the risks commonly associated with super-potent, Class I products. Unlike Class I steroids, TOPICORT® has no dosing restrictions, and minimizes the hypothalamic-pituitary-adrenal (HPA) suppression commonly seen with Class I use. The Company believes TOPICORT® cream and gel have long been regarded as preferable to other available creams and gels because of their excellent cosmetic qualities. They do not contain propylene glycol (solvent), parabans (preservatives), or added fragrances that may cause irritation to sensitive-skin patients. Each of the TOPICORT® products currently come in 15- and 60-gram tubes. Topical corticosteroid treatments represent a significant portion of dermatological product sales, with estimated market sales of $500 million in 1998. The Company acquired the rights to TOPICORT® in the United States from HMR during the second quarter of fiscal 1999. The Company has a manufacturing and supply agreement with HMR for the production of TOPICORT®.

      NOVACET® is a topical cream prescribed for the treatment of acne rosacea, a chronic inflammatory skin disorder resembling acne and seborrheic dermatitis. The active ingredients in NOVACET® are sodium sulfacetamide and sulfur. Sales of products to treat acne rosacea in the United States in 1996 were approximately $50 million. NOVACET® was introduced by GenDerm Corporation (“GenDerm”) in 1993 and competes with other topical acne rosacea treatments such as Sulfacet-R®, MetroGel®, MetroCream® and generic treatments, as well as various forms of erythromycin, clindamycin and oral metronidazole, which also are used from time to time to treat acne rosacea. In a controlled clinical study sponsored by GenDerm, NOVACET® was shown to reduce the severity of redness and inflammation resulting from acne rosacea by 83% over an eight-week period. By week eight of the study, 98% of the patients in the study showed significant improvements in their condition. The Company believes NOVACET® is priced comparably to competing brands. The Company acquired NOVACET® in December 1997 when it acquired all the capital stock of GenDerm and assumed the marketing of this brand in the United States and Canada. The Company has a manufacturing and supply agreement with DPT Laboratories, Ltd. (“DPT”) for the production of NOVACET®.

      OVIDE® lotion 0.5% is a topical pediculicide indicated for the treatment of pediculus humanus capitis, or head lice, and their ova. Head lice products accounted for $170 million in sales in 1998 in the United States alone. Approximately 10 to 12 million Americans, mostly school-age children, are infested with head lice each year, and a growing body of evidence indicates significant levels of head lice that are resistant to currently available OTC treatments like NIX® and RID®. OVIDE® is a prescription alternative to the OTC treatments, offering both an excellent kill rate and ovicial activity. In addition, in controlled clinical studies, OVIDE® demonstrated residual activity with 90.4% of patients still lice-free 7 days after treatment. Until OVIDE®, the only prescription pediculicide available was lindane. Because of CNS toxicity potential, the FDA required a labeling change that recommends lindane’s use only for patients who have either failed to respond to adequate doses, or are intolerant of other approved therapies. Used as directed, OVIDE® provides safe and effective control of head lice and their ova. OVIDE® lotion is available in 2-ounce bottles. The Company introduced OVIDE® during the fourth quarter of fiscal 1999. OVIDE® is manufactured for the Company by West on a purchase order basis.

Non-Prescription Product

      The Company’s OTC products (including those products that were divested in the third and fourth quarter of fiscal 1999) contract revenue and the physician-dispensed division accounted for 23.0% of the Company’s net revenue in fiscal 1999. The Company’s non-prescription product is as follows:

      ESOTERICA® is a line of topical creams used to treat minor skin discoloration conditions such as age spots, uneven skin tones, dark patches, blotches and freckles. ESOTERICA® is the leading fade cream line in the United States. ESOTERICA® is available in five formulations, consisting of four creams containing various concentrations of the active ingredient hydroquinone and a body lotion. Hydroquinone is the only agent proven to reduce hyperpigmentation and the only product legally sold in the United States for this purpose. Competing OTC products used to treat minor skin discoloration include Porcelana® and AMBI®, which are sold in a variety of creams, gels and lotions. The Company has a manufacturing agreement for the ESOTERICA®products with Contract Pharmaceuticals.

Products in Development

      The Company has developed and obtained rights to certain pharmaceutical agents in various stages of development. The Company has a variety of products under development, ranging from existing product line extensions to new products to reformulations of existing products. Medicis’ strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. While development periods may vary, the Company generally selects products for internal development with the objective of proceeding from formulation to product launch within a two-year period.

      The Company directs the efforts of contract laboratory research facilities to perform formulation and research work on active ingredients, as well as to conduct preclinical studies and clinical trials. All products and technologies under development require significant commitments of personnel and financial resources. Several products require extensive clinical evaluation and premarketing clearance by the United Stated Food and Drug Administration (“FDA”) and comparable agencies in other countries prior to commercial sale. Certain of the products and technologies under development have been licensed from third parties. The failure of the Company to meet its obligations under one or more of these agreements could result in the termination of the Company’s rights under such agreements and other liabilities. In addition, the Company regularly reevaluates its product development efforts. On the basis of these reevaluations, the Company has, in the past, and may in the future, abandon development efforts for particular products. There can be no assurance that any product or technology under development will result in the successful introduction of any new product.

      The Company’s research and development costs for Company-sponsored and unreimbursed co-sponsored pharmaceutical projects for fiscal 1999, 1998 and 1997 were $3,396,000, $2,885,000 and $1,450,000, respectively. The Company has in the past supplemented, and may in the future supplement, its research and development efforts by entering into research and development agreements with other pharmaceutical companies to defray the cost of product development.

      In July 1997, the Company entered into an agreement with Abbott Laboratories (“Abbott”) for the development, manufacture and marketing of a branded dermatologic product. Abbott is responsible for the development and eventual manufacture of the product. The Company has agreed to pay certain development expenses estimated to be approximately $1,000,000. There can be no assurance that this collaboration will result in the successful introduction of any new product or technology or that the Company will continue the development of the product in the future.

      In December 1997, the Company acquired 100% of the common stock of GenDerm. The acquisition also included several in-process research and development projects. Although the Company intends to continue such development projects, there can be no assurance that any product or technology previously under development by GenDerm will result in the successful introduction of any new product, or that the Company will continue the development of any such projects in the future.

      In November 1998, the Company acquired the right to manufacture, market and sell the LOPROX®, TOPICORT® and A/ T/ S® products from HMR. The acquisition of these products also included several in-process research and development projects. Although the Company intends to continue such development projects, there can be no assurance that any technology previously under development by HMR will result in the successful introduction of any new line extensions, or that the Company will continue the development of any such projects in the future.

Marketing and Sales

      The Company believes that its prescription pharmaceutical marketing and sales organization is one of the most productive in the dermatology sector. The Company’s marketing efforts are focused on assessing and meeting the needs of dermatologists and other specialties that treat conditions of the skin. The Company’s prescription sales team, consisting of 60 members at September 14, 1999, regularly calls on dermatologists, focusing on the approximately 3,200 dermatologists who are responsible for 80% of all prescriptions written by dermatologists in the United States. Additionally, the Company recently began calling on high-prescribing podiatrists. The Company has created an attractive incentive program based upon goals in market share growth and market share maintenance. The Company focuses on cultivating relationships of trust and confidence with the specialists themselves. In addition, the Company uses a variety of marketing techniques to promote its products including: sampling, journal advertising, promotional materials, specialty publications, rebate coupons, product guarantees, a leadership position in educational conferences and exposure of its products on the Internet.

      The Company’s OTC product is promoted to retailers and wholesalers by manufacturers’ representatives who also support a substantial number of products of other manufacturers. The Company also markets its OTC product through trade promotions, radio and print advertising, couponing and consumer awareness.

Warehousing and Distribution

      The Company utilizes an independent national warehousing corporation to store and distribute its products from primarily two regional warehouses in Nevada and Georgia, as well as other warehouses in California and Maryland. Upon the receipt of a purchase order through electronic data input (“EDI”), phone, mail or facsimile, the order is processed into the Company’s inventory systems. An inventory picking sheet is then automatically placed via EDI to the most efficient warehouse location for shipment, usually within 24 hours, to the customer placing the order. Upon shipment, the warehouse sends back to the Company via EDI the necessary information to automatically process the invoice in a timely manner. Any delay or interruption in the process could have a material effect on the Company’s business, financial condition and results of operations.

Customers

      The Company’s customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc. (“McKesson”), Bergen Brunswig Corporation (“Bergen Brunswig”), Cardinal Health, Inc. (“Cardinal”), Bindley Western Industries, Inc. (“Bindley”) and other major drug chains. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1% respectively, of the Company’s revenues. During fiscal 1998, McKesson, Bergen Brunswig and Cardinal accounted for 16.9%, 13.2% and 12.6%, respectively, of the Company’s revenues. During fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for 20.6%, 16.3% and 10.9%, respectively, of the Company’s revenues. The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to the Company, cause a reduction in the inventory levels of distributors and retailers, or otherwise result in reductions in purchases of the Company’s products, any of which could have a material adverse impact on the Company’s business, financial condition and results of operations. Additionally, the loss of, or deterioration in, any of these customer accounts could have a material adverse effect on the Company’s business, financial condition and results of operations.

Manufacturing

      The Company currently contracts for all of its manufacturing needs and is required by the FDA to contract only with manufacturers that comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. The Company typically enters into short-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, there can be no assurance that the Company will be able to obtain adequate supplies of its products in a timely fashion, on acceptable terms, or at all.

      Schein manufactures the Company’s DYNACIN® products in compliance with the Company’s specifications and quality standards pursuant to a supply agreement. Under the agreement, Schein manufactures DYNACIN® for sale in the branded market exclusively for the Company, but may manufacture and sell minocycline for itself or others as a generic product. Schein currently manufactures minocycline for the generic market under its own label. The Company’s supply agreement expires in December 2003, but is subject to automatic renewal for successive two-year periods if neither party gives timely notice of termination. It may also be terminated by either party without cause upon twelve months notice to the other party. Schein may also terminate the exclusivity portion of the agreement if its profit margin on sales of DYNACIN® products falls below a specified level. The agreement also provides that the Company will purchase all of its requirements for minocycline from Schein but may purchase some of its requirements from another manufacturer if Schein fails to meet certain cost standards or fails to provide the Company with all of its requirements for two of four consecutive quarters. In addition, the Company may use alternative sources if Schein terminates the Company’s exclusive rights to purchase branded minocycline based upon the Company’s failure to meet the specified profit margins, as defined. Either party may terminate the agreement if one party cannot perform under the agreement for a period of three months or longer for certain reasons beyond its control. The Company believes that it has alternative sources of supply and that it would be able to use these alternative sources to preserve an adequate supply of DYNACIN®. However, the inability of Schein to fulfill the Company’s supply requirements for DYNACIN®, one of the Company’s largest-selling products, in a timely fashion, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The majority of the Company’s LIDEX® and SYNALAR® products are manufactured primarily by Patheon in accordance with a manufacturing and supply agreement assumed by the Company when it acquired the LIDEX® and SYNALAR® products. Under the terms of an agreement with the Company, F. Hoffman-La Roche, Ltd. supplies, at cost, active ingredients necessary for manufacturing the LIDEX® and SYNALAR® products. The Patheon manufacture and supply agreement expires in January 2000, however, the Company will extend this agreement through an automatic one year extension. The extension is available each year by contract unless either party gives timely notice of termination. The inability of Patheon to fulfill the Company’s supply requirements for LIDEX® and SYNALAR® in a timely fashion could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The Company’s LOPROX® and TOPICORT® products are manufactured by HMR in accordance with a supply agreement entered into by the Company in connection with the acquisition of LOPROX® and TOPICORT®. The HMR supply agreement expires in November 2001, but is subject to renewal. The inability of HMR to fulfill the Company’s supply requirements for LOPROX® and TOPICORT® in a timely fashion would have a material adverse effect on the Company’s business, financial condition and results of operation.

      The Company’s NOVACET® product is manufactured for distribution in the United States primarily by DPT and Patheon in accordance with manufacturing and supply agreements assumed by the Company when it acquired GenDerm. Under the agreement, the Company is required to purchase at least 90% of its annual sales requirements from DPT. The DPT manufacturing agreement expires in December 2003. Either party may terminate the agreement upon two-year notice by the Company and three-year notice by DPT. Such termination period becomes 60 days if either party fails to perform, without cure, its obligations under the DPT manufacturing agreement.

      The Company’s ESOTERICA®, LUSTRA®, LUSTRA-AF™ and TRIAZ® products are manufactured by Contract Pharmaceuticals pursuant to manufacturing agreements expiring in July 2001. The inability of Contract Pharmaceuticals to fulfill the Company’s supply requirements for these products could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The remainder of the Company’s principal products are produced on a purchase order basis only; one LIDEX® product, a TRIAZ® product and the OVIDE® product are manufactured by West.

Certain License and Royalty Agreements

      Pursuant to license agreements with third parties, the Company has acquired rights to manufacture, use or market certain of its products, as well as many of its other proposed products and technologies. Such agreements contain provisions requiring the Company to use its best efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements and may be canceled upon the Company’s failure to perform its payment or other obligations. In addition, the Company has entered into agreements to license certain rights to manufacture, use and sell certain of its technologies outside the United States and Canada to various licensees.

      There can be no assurance that the Company will fulfill its obligations under its license agreements due to insufficient resources, lack of successful product development, lack of product acceptance or other reasons. The failure to satisfy the requirements of any such agreements may result in the loss of the Company’s rights under that agreement or under related agreements and other liabilities. The inability of the Company to continue to license these products or to license other necessary products for use with its products or substantial increases in royalty payments under third-party licenses could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the effective implementation of the Company’s strategy depends upon the successful integration of these licensed products with the Company’s products. Therefore, any flaws or limitations of such licensed products may prevent or impair the Company’s ability to market and sell the Company’s products, delay new product introductions, and/or adversely affect the Company’s reputation. Such problems could have a material adverse effect on the Company’s business, financial condition and results of operations.

      In November 1998, the company entered into a license agreement with HMR. The license is for a term of three years with an option to purchase the products at the end of the term. The products licensed from HMR include LOPROX®, TOPICORT® and A/T/S®.

Trademarks

      The Company believes that trademark protection is an important part of establishing product recognition. The Company owns more than 100 registered trademarks and trademark applications. United States federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. There can be no assurance that any such trademark or service mark registrations will afford the Company adequate protection, or that the Company will have the financial resources to enforce its rights under any such trademark or service mark registrations. The inability of the Company to protect its trademarks or service marks from infringement could result in the impairment of any goodwill, which may be developed in such trademarks or service marks. Moreover, the Company’s inability to use one or more of its trademarks or service marks, because of successful third-party claims to such marks, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      From time to time, the Company receives communications from parties who allege that their trademark or service mark interests may be damaged either by the Company’s use of a particular trademark or service mark or its registration of such trademark or service mark, and, on occasion, the Company also sends such communications to third parties. In general, the Company seeks to resolve such conflicts before an actual opposition to registration or suit for infringement is filed. There can, however, be no assurance that such actions will not be filed or that, if filed, they will not have a material adverse effect upon the Company’s business, financial condition or results of operations.

Patents and Proprietary Rights

      The Company is pursuing several United States patent applications. There can be no assurance that patents will be issued with respect to any of these applications. The Company has acquired rights under certain patents and patent applications from third-party licensors. The Company has obtained patents on some of its products directed to aspects of a compound, including a United States patent expiring in October 2015 covering various formulations of its TRIAZ® product line, and a United States patent expiring in August 2017 covering its LUSTRA® and LUSTRA-AF™ products. The Company has recently acquired from certain of its consultants and principals an assignment of their rights to certain United States patents or patent applications. Certain of such patents and patent applications may be subject to claims of rights by third parties by reason of existing relationships with the party who filed such patents or patent applications. There can be no assurance that the Company will be able to obtain any rights under such patents or patent applications as a result of such conflicting claims, or that any rights that the Company may obtain will be sufficient for the Company to market products that may be the subject of such patents or patent applications. The Company may be required to obtain licenses and/or pay royalties to obtain the rights it acquires under such patents or patent applications. There can be no assurance that the Company will be able to obtain rights under such patents or patent applications on terms acceptable to the Company, or at all.

      The Company believes that its success will depend in part on its ability to obtain and maintain patent protection for its own inventions, and to obtain and maintain adequate licenses for the use of patents licensed or sublicensed by third parties. There can be no assurance that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. There can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned by or licensed to the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial and require a significant commitment of management’s time. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. The Company only conducts complete searches to determine whether its products infringe upon any existing patents as it deems appropriate. There can be no assurance that the products and technologies the Company currently markets, or may seek to market in the future, will not infringe patents or other rights owned by others.

      The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and therefore, recognizes that its patent position may be stronger in the United States than in Europe or elsewhere. In addition, the protection provided by foreign patents once they are obtained may be weaker than that provided by domestic patents.

      The Company relies and expects to continue to rely upon unpatented proprietary know-how and continuing technological innovation in the development and manufacture of many of its principal products. The Company’s policy is to require all its employees, consultants and advisors to enter into confidentiality agreements with the

Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company’s trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such information. In addition, there can be no assurance that others will not obtain access to or independently develop similar or equivalent trade secrets or know-how.

Competition

      The pharmaceutical industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals, such as for the Company’s Key Products for the treatment of dermatological conditions, in the OTC market for ESOTERICA®, as well as other products, which the Company may develop and market in the future. Most of the Company’s competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company’s present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company’s product lines. The Company’s products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by the Company’s products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company’s competitors. Each of the Company’s products competes for a share of the existing market with numerous products, that have become standard treatments recommended or prescribed by dermatologists.

      DYNACIN® competes with Minocin® a branded minocycline product marketed by American Home Products (“AHP”) and generic minocycline products marketed by Schein, Barr Laboratories, Inc. (“Barr Labs”) and ESI Lederle, Inc. Other oral antibiotics utilized for the treatment of acne include erythromycin, doxycycline and tetracycline marketed in branded and generic form by a variety of companies. LIDEX®, SYNALAR® and TOPICORT® compete with a number of corticosteroid brands in the super-, high-, mid-, and low-potency categories for the treatment of inflammatory and hyperproliferative skin conditions. Competing brands include Halog® and Ultravate®, marketed by Bristol-Myers Squibb Company (“Bristol-Myers”); Elocon® and Diprolene®, marketed by Schering-Plough Corporation (“Schering-Plough”); Cyclocort and Aristocort, marketed by Fujisawa Healthcare, Inc.; Temovate® and Cutivate®, marketed by Glaxo Wellcome, Inc. (“Glaxo Wellcome”); and Psorcon®, marketed by Dermik Laboratories, Inc. (“Dermik Labs”). The Company believes that TRIAZ® competes with Benzamycin®, marketed by Dermik Labs; Cleocin-T® and a generic topical clindamycin, marketed by Pharmacia & Upjohn Co, Inc. (“Pharmacia & Upjohn”); and Benzac®, marketed by Galderma Laboratories, Inc. (“Galderma”). The Company believes that LUSTRA® primarily competes with Solaquin Forte®, marketed by ICN Pharmaceuticals, Inc. and Melanex®, marketed by Neutrogena Dermatologics. ESOTERICA® primarily competes with Porcelana®, marketed by Schwarzkopf & Dep, Inc. and AMBI®, marketed by Kiwi Brands, a division of Sara Lee Brands Corporation. The Company believes that LOPROX® competes primarily with Lamisil®, marketed by Novartis Pharmaceuticals Corporation; Nizoral®, marketed by Janssen Pharmceutica, Inc; and Spectazole®, marketed by Ortho Dermatological. The Company believes that OVIDE® primarily competes with the OTC products NIX®, marketed by Warner-Lambert Consumer Healthcare and RID®, marketed by Pfizer, Inc. (“Pfizer”) and with generic products such as the prescription product lindane, marketed by various manufacturers.

      Several of the Company’s products, including DYNACIN® and LIDEX®, compete with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products making branded products less attractive, from a cost perspective, to buyers.

Government Regulation

      The manufacture and sale of cosmetics and drugs are subject to regulation principally by the FDA and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”) and state and local authorities regulate the advertising of OTC drugs and cosmetics. The Food and Drug Act and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company’s products. In general, products falling within the FDA’s definition of “new drugs” require premarketing clearance by the FDA. Products falling within the FDA’s definition of “cosmetics” or of “drugs” that are not “new drugs” and that are generally recognized as “safe and effective” do not require premarketing clearance.

      The steps required before a “new drug” may be marketed in the United States include (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application (“NDA”) and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

      Preclinical testing is generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a drug. The results of these studies are submitted to the FDA as a part of an IND application, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

      In general, FDA approval is required before a new drug product may be marketed in the United States. However, most OTC drugs are exempt from the FDA’s premarketing approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drug ingredients then in the market. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drug ingredients that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. OTC drug ingredients are classified by the FDA in one of three categories: Category I ingredients which are deemed “safe and effective for OTC use;” Category II ingredients which are deemed “not generally recognized as safe and effective for OTC use;” and Category III ingredients which are deemed “possibly safe and effective with studies ongoing.” Based upon the results of these ongoing studies, the FDA may reclassify all Category III ingredients as Category I or Category II ingredients. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are subject to various FDA regulations concerning, for example, cGMP, general and specific OTC labeling requirements, prohibitions against promotion for conditions other than those stated in the labeling, and requirement that OTC drugs contain only suitable inactive ingredients. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

      The active ingredient in DYNACIN® products, minocycline; LOPROX®, ciclopirox; TOPICORT®, desoximetasone; OVIDE® lotion, malathion; BUPHENYL™ powder and tablets, sodium phenylbutyrate; and LIDEX® and SYNALAR®, fluocinonide and fluocinolone acetonide, respectively, have been approved by the FDA under a NDA. The active ingredient in the TRIAZ® products has been classified as a Category III ingredient under a tentative final FDA monograph for OTC use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (“NDMA”), a trade association of OTC drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in the TRIAZ® products, is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which the Company sells on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. When the FDA issues the final monograph, the Company may be required by the FDA to sell TRIAZ® as an OTC drug unless the Company files an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against the Company and could have a material adverse effect on the Company’s business, financial condition and results of operations.

      Certain ESOTERICA® and LUSTRA® products contain the active ingredient hydroquinone at a 2% and 4% concentration, respectively, currently a Category I ingredient. Independent expert dermatologists have formally expressed the view that hydroquinone at a 2% concentration is generally recognized as safe and effective for its intended use. In 1992, with the concurrence of the FDA, the industry initiated dermatological metabolism and toxicity studies to fully support hydroquinone’s continued Category I status. Notwithstanding the pendency or results of these tests, which may take up to three years to complete, the FDA may elect to classify hydroquinone as a Category III ingredient. The Company, in conjunction with the NDMA and other manufacturers, is responsible for 50% of the costs associated with these studies. An adverse decision by the FDA on the safety of hydroquinone could result in the assertion of product liability claims against the Company. Moreover, if hydroquinone is not maintained as a Category I or Category III ingredient, the Company would be required to cease marketing the ESOTERICA® and LUSTRA® products containing hydroquinone. An adverse decision by the FDA on the safety of hydroquinone could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The ESOTERICA®, TRIAZ® and LUSTRA® products must meet the composition and labeling requirements established by the FDA for products containing their respective basic ingredients. The Company believes that compliance with those established standards avoids the requirement for premarketing clearance of these products. There can be no assurance that the FDA will not take a contrary position. NOVACET®, which contains the active ingredients sodium sulfacetamide and sulfur, is marketed under the FDA compliance policy entitled “Prescription Drugs Marketed with an NDA.”

      The Company believes that certain of its products, as they are promoted and intended by the Company for use, are exempt from being considered “new drugs” based upon the introduction date of their active ingredients and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position. If the FDA were to do so, the Company may be required to seek FDA approval for such products, market such products as OTC products or withdraw such products from the market. The Company believes that such products are subject to regulations governing product safety, use of ingredients, labeling and promotion and manufacturing methods.

      Clinical trials and the marketing and manufacturing of pharmaceutical products are subject to the rigorous testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary approvals to conduct clinical trials or to manufacture and market such products, that all necessary clearances will be granted to the Company or its licensors for future products on a timely basis, or at all, or that FDA review or other actions will not cause delays adversely affecting the marketing and sale of the Company’s products. In addition, the testing and approval process with respect to certain new products, which the Company may develop or seek to introduce, is likely to take a substantial number of years and involve the expenditure of substantial resources. There can be no assurance that pharmaceutical products currently in development, or those products acquired or licensed by the Company, will be cleared for marketing by the FDA. Failure to obtain any necessary approvals or failure to comply with applicable regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, future government regulation could prevent or delay regulatory approval of the Company’s products.

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

      From time to time, the FDA has issued correspondence to pharmaceutical companies, including the Company, alleging that certain advertising or promotional practices are false, misleading or deceptive. The Company seeks to resolve all such complaints without any further adverse action by the FDA and without incurring substantial expense. However, there can be no assurance that the Company will not receive such correspondence from the FDA in the future, or that, if such notices are received, they will not result in substantial cost or disruption, including fines and penalties, in material changes to the manner in which the Company promotes its products, in loss of sales of the Company’s products or other material adverse effects on the Company’s business, financial condition and results of operations.

      For both currently marketed and future products, failure to comply with the applicable regulatory requirements could, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions, criminal prosecution, relabeling costs, delays in product distribution, marketing and sales, or seizure or cessation of manufacture of the products and the imposition of civil or criminal sanctions. There can be no assurance that the FDA or other regulatory agencies will not change its position with regard to the safety or effectiveness of the Company’s current or future products or that the FDA or other regulatory agencies will agree with the Company’s position regarding the regulatory status of its products. In the event that the FDA or other regulatory agencies takes a contrary position regarding any of the Company’s current or future products, the Company may be required to change its labeling or formulation or cease manufacturing and marketing such products. In addition, even prior to any formal regulatory action, the Company could decide voluntarily to cease distribution and sale or to recall any of its products if concern about the safety or efficacy of any of its products was to develop. Any such action could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Third-Party Reimbursement

      The operating results of the Company will depend in part on the availability of adequate reimbursement for the Company’s products from third-party payors, such as government entities, private health insurers and managed care organizations. Third-party payors increasingly are seeking to negotiate the pricing of medical services and products and to promote the use of generic, non-branded pharmaceuticals through payor-based reimbursement policies designed to encourage their use. In some cases, third-party payors will pay or reimburse users or suppliers of a prescription drug product only a portion of the product purchase price. In the case of the Company’s prescription products, payment or reimbursement by third-party payors of only a portion of the cost of such products could make such products less attractive, from a cost perspective, to users, suppliers and prescribing physicians. There can be no assurance that reimbursement, if available, will be adequate. Moreover, certain of the Company’s products are not of a type generally eligible for third-party reimbursement. If government entities or other third-party payors do not provide adequate reimbursement levels for the Company’s products, or if those reimbursement policies increasingly favor the use of generic products, the Company’s business, financial condition and results of operations would be materially adversely affected. In addition, managed care initiatives to control costs have influenced primary-care physicians to refer fewer patients to dermatologists, resulting in a declining target market for the Company. Further reductions in referrals to dermatologists could have a material adverse effect upon the Company’s business, financial condition and results of operations.

      A number of legislative and regulatory proposals aimed at changing the U.S. health care system have been proposed in recent years. While the Company cannot predict whether any such proposals will be adopted, or the effect that any such proposal may have on its business, such proposals, if enacted, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Product Liability Insurance

      The Company faces an inherent risk of exposure to product liability claims in the event that the use of one or more of its products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise received regulatory approval for commercial sale. There can be no assurance that the Company will not be subject to significant product liability claims. The Company currently has product liability insurance in the amount of $50.0 million per claim and $50.0 million in the aggregate on a claims-made basis. Many of the Company’s customers require the Company to maintain product liability insurance coverage as a condition to their conducting business with the Company. As the loss of such insurance coverage could result in a loss of such customers, the Company intends to take all reasonable steps necessary to maintain such insurance coverage. There can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all, or that such insurance will be adequate to cover potential product liability claims. The loss of insurance coverage or the assertion of a product liability claim or claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

Employees

      As of June 30, 1999, the Company had 144 full-time employees. The Company believes its relationship with its employees is good. The Company intends to hire additional personnel as needed during the next 12 months.

Additional Factors That May Affect Future Results

      Our disclosure and analysis in this report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

      Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this report — for example, governmental regulation and competition in our industry — will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

      We undertake no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Medicis could also be adversely affected by other factors besides those listed here. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

  We Rely on Others to Manufacture Our Products

      Currently, we contract out for all of our product manufacturing needs and do not manufacture any of our products. Typically, these manufacturing contracts are short-term. We are dependent upon renewing agreements with our existing manufacturers or finding replacement manufacturers to satisfy our requirements. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to out-source the manufacturing of our products on reasonable or acceptable terms.

      The underlying cost to Medicis for manufacturing our products is established in our agreements with these outside manufacturers. Because of the short-term nature of these agreements, our expenses for manufacturing are not fixed and could change from contract to contract. If the cost of production increases, our gross margins could be negatively impacted.

      In addition, we rely on outside manufacturers to provide us an adequate and reliable supply of our products on a timely basis. Any loss of a manufacturer or any difficulties which could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. In some cases, we do not have alternative sources of supply for our products. In the event our primary suppliers are unable to fulfill our requirements for any reason it could have a negative effect on our sales margins and market share, as well as our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.

      We have entered into exclusive supply or manufacturing agreements for several of our largest-selling products, such as DYNACIN® and LIDEX®. Under these agreements, with certain exception, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies such as Medicis comply with the FDA’s regulations, including those cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to 12 months, which may mitigate the harm to Medicis from the interruption of the manufacturing of our largest selling products caused by certain events, the loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

  Our Reliance on Third-Party Manufacturers and Suppliers Can Be Disruptive to Our Inventory Planning

      We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source and others may become available from only one source. Any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products.

      We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This in turn could cause a loss of our market share and negatively affect our revenues.

      We cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions effecting the cost and availability of raw materials.

  The Growth of Managed Care Organizations and Other Third-Party Reimbursement Policies May Have an Adverse Effect on Our Pricing Policies and Our Margins

      Our operating results and business success depends in large part on the availability of adequate third-party payor reimbursement to patients for our prescription-brand products. These third-party payors include governmental entities (such as Medicaid), private health insurers and managed care organizations (“MCOs”). Over 70% of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the pharmacy benefit managers (“PBMs”) that serve many of these organizations has become important to our business. MCOs and other third-party payors try to negotiate the pricing of medical services and products to control their costs. MCOs and PBMs typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored. The breadth of the products covered by formularies varies considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the MCO patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. We cannot be certain that the reimbursement policies of these entities will be adequate for Medicis’ branded pharmaceutical products to compete on a price basis. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

      Some of our products are not of a type generally eligible for reimbursement. It is possible that products manufactured by others could address the same effects as our products and be subject to reimbursement. If this were the case, our products may be unable to compete on a price basis.

      Managed care initiatives to control costs have influenced primary-care physicians to refer fewer patients to dermatologists and other specialists. The result has been a declining market for dermatological products. Further reductions in these referrals could have a material adverse effect on the size of our potential market as well as our business, financial condition and results of operation.

  Our Continued Growth Depends on Acquisitions

      Medicis’ strategy for continued growth to a material extent involves the acquisition of new product lines or businesses. These acquisitions could be by acquiring other pharmaceutical companies, acquiring a portion of a company’s assets or product lines, or obtaining licenses or other rights to manufacture and distribute products. Currently, we intend to focus our acquisition, licensing and development efforts on skin care products, which has been our historical focus, and possibly on other specialty pharmaceutical niches. We cannot be certain that we will be able to identify suitable acquisition candidates or products or if any will be available at all. In addition, even if suitable acquisitions are identified, we may not be able to secure terms which are beneficial. Other pharmaceutical companies with greater financial, marketing and sales resources than we do also try to grow through these same acquisition and licensing strategies. Because of their greater resources, our competitors may be able to offer better terms for an acquisition than Medicis can offer or they may be able to demonstrate a greater ability than Medicis to market licensed products.

  Our Continued Growth Depends Upon Our Ability to Develop New Products

      Medicis has internally developed potential pharmaceutical compounds and agents; we also have acquired the rights to certain potential compounds and agents in various stages of development. We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require significant commitments of personnel and financial resources. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred.

      We reevaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. There can be no certainty that any product we are researching or developing will ever be successfully released to the market. If we fail to take a product or technology from the development stage to market on a timely basis, we may incur significant expenses without a near-term financial return.

      We have in the past, and may in the future, supplement our internal research and development by entering into research and development agreements with other pharmaceutical companies. We cannot be sure, however, that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us in the future. If Medicis is unable to enter into additional research partnership arrangements, we may incur additional costs to continue research and development internally or abandon certain projects.

  Our Business Strategy May Cause Fluctuating Operating Results

      Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties which may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:

•	changes in the levels we spend to develop, acquire or license new product lines
•	changes in the amount we spend to promote our products

•	delays between our expenditures to acquire new product lines or businesses and the generation of revenues from those acquired products or businesses
•	changes in treatment practices of physicians that currently prescribe our products
•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products
•	increases in the cost of raw materials used to manufacture our products
•	the development of new competitive products by others
•	the mix of products that we sell during any time period
•	our responses to price competition

  Fluctuations in Demand for Our Products Create Inventory Maintenance Uncertainties

      Medicis historically has experienced lower sales levels in the first quarter of our fiscal year (July 1 — September 30). In addition, we typically experience greater revenues and, correspondingly, greater income during the last month of each fiscal quarter. We try to match our expenditures for inventory with these historical fluctuations in demand. However, if these demand patterns change or we experience even a small delay in delivery of inventory, revenue could be deferred or even lost if products are unavailable to meet peak demand. A deferral of revenue to a later period, or the loss of revenue completely, could cause significant period-to-period fluctuations in our operating results, as a significant portion of our operating expenses are fixed in the short term. These fluctuations could result in our not meeting earnings expectations or result in operating losses for a particular period.

  Medicis Is Subject to Extensive Governmental Regulation

      Pharmaceutical companies are subject to heavy regulation by a number of national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over all of our business and administers requirements covering testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. In addition, the FTC and state and local authorities regulate the advertising of OTC drugs and cosmetics. Failure to comply with applicable regulatory requirements could, among other things, result in fines; suspensions of regulatory approvals of products; product recalls; delays in product distribution, marketing and sale; and civil or criminal sanctions.

      Our prescription and OTC products receive FDA review regarding their safety and effectiveness. However, the FDA is permitted to revisit and change its prior determinations and we cannot be sure that the FDA will not change its position with regard to the safety or effectiveness of our products. If the FDA’s position changes, we may be required to change our labeling or formulations, or cease to manufacture and market the challenged products. Even prior to any formal regulatory action, we could voluntarily decide to cease distribution and sale or recall any of our products if concerns about the safety or effectiveness develop.

      Before marketing any drug that is considered a “new drug” by the FDA, the FDA must provide its premarketing approval of the product. All products which are considered “cosmetics” or drugs which are not “new drugs” and that generally are recognized as safe and effective for use by the FDA do not require the FDA’s premarketing approval. We believe that some of our products, as they are promoted and intended for use, are exempt from treatment as “new drugs” and are not subject to premarketing approval by the FDA. The FDA, however, could take a contrary position and we could be required to seek FDA approval of those products and the marketing of those products. We could also be required to withdraw those products from the market.

      In recent years, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

  We Face Significant Competition Within Our Industry

      The pharmaceutical industry is highly competitive. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at less cost and developing new products to provide benefits superior to those of existing products.

      Most of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include AHP, Warner Chilcott, Barr Labs, Schering-Plough, Bristol-Myers, Glaxo Wellcome, Galderma, Dermik Labs, Pharmacia & Upjohn and Pfizer. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability to undertake more extensive research and development, marketing and pricing policy programs. It is possible that our competitors may develop new or improved products to treat the same conditions as our products treat or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. These competitors also may develop products which make our current or future products obsolete. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

      Medicis sells and distributes both prescription brands and an OTC product. Each of these products competes with products produced by others to treat the same conditions. Several of our prescription products, including DYNACIN®, LIDEX®, SYNALAR® and TOPICORT®, compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations try to encourage the use of these less expensive generic brands through their prescription benefits coverages and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could cause us to lose market share or force us to reduce our margins in response.

  Our Success Depends on the Management of Recent and Future Growth

      Medicis recently experienced a period of rapid growth from both acquisitions and internal expansion of our operations. This growth has placed significant demands on our human and financial resources. We must continue to improve our operational, financial and management information controls and systems and effectively motivate, train and manage our employees to properly manage this growth. Even if these steps are taken, we cannot be sure that our recent acquisitions will be assimilated successfully into our business operations. If we do not manage this growth effectively, maintain the quality of our products despite the demands on our resources and retain key personnel, our business could be negatively impacted.

  There are High Costs of Obtaining FDA and Other Regulatory Approvals

      The process of obtaining FDA and other regulatory approvals is lengthy and expensive. Clinical trials are required and the marketing and manufacturing of pharmaceutical products are subject to rigorous testing procedures. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture and market any of the products we develop, acquire or license. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could have a significant negative effect on our business performance and financial results. Even if premarketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as:

•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements
•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot
•	suspending manufacturing
•	recalling products
•	withdrawing marketing clearance

      In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices can result in the following:

•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements
•	changes in the methods of marketing and selling products
•	taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion
•	disruption in the distribution of products and loss of sales until compliance with the FDA’s position is obtained

  Dependence of Licenses from Others

      We have acquired the right to manufacture, use or market certain products, including our Key Products. We also expect to continue to obtain licenses for other products and technologies in the future. Our license agreements generally require us to develop a market for the licensed products. If we do not exert enough efforts to develop these markets, the licensors may be entitled to terminate these license agreements.

      We cannot be certain that we will fulfill all of our obligations under any particular license agreement for any variety of reasons, including insufficient resources to adequately develop and market a product, lack of market development despite our diligence and lack of product acceptance. Our failure to fulfill our obligations could result in the loss of our rights under a license agreement.

      Our inability to continue the distribution of any particular licensed product could have a material negative effect on our business, market share and profitability. Also, certain products we license are used in connection with other products we own or license. A loss of a license in such circumstances could materially harm our ability to market and distribute these other products.

      Our growth and acquisition strategy depends on the successful integration of licensed products with our existing products. Therefore, any loss, limitation or flaw in a licensed product could impair our ability to market and sell our products, delay new product development and introduction, and/or adversely affect our reputation. These problems, individually or together, could have a material adverse effect on our business and results of operation.

  Adequacy of Trademarks, Patents and Proprietary Rights

      We believe that the protection of our trademarks and service marks is an important factor in product recognition and in maintaining or increasing market share. If we do not adequately protect our rights in our various trademarks and service marks from infringement, any goodwill which has been developed in those marks could be lost or impaired. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to quit using those marks and, as a result, we could lose all the goodwill which has been developed in those marks and could be liable for damages caused by an infringement.

      We are pursuing several U. S. patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights under certain patents and patent applications in connection with our licenses to distribute products and from the assignment rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

      The patents and applications in which we have an interest may be challenged as to their validity or enforceability. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial. Such litigation also could require a substantial commitment of management’s time.

      The ownership of a patent or an interest in a patent does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our technology. We only conduct patent searches to determine whether our products infringe upon any existing patents, when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights.

      We also rely upon unpatented proprietary know-how and continuing technological innovation in developing and manufacturing many of our principal products. Medicis requires all of its employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology. Nevertheless, these agreements may not provide meaningful protection of our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

  Product Liability

      Medicis is exposed to risks of product liability claims from allegations that our products resulted in adverse effects to the patient or others. These risks exist even with respect to those products that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA.

      In addition to our desire to reduce the scope of our potential exposure to these types of claims, many of our customers require us to maintain product liability insurance as a condition of conducting business with us. We currently carry product liability insurance in the amount of $50.0 million per claim and $50.0 million in the aggregate on a claims-made basis. Nevertheless, this insurance may not be sufficient to cover all claims made against us. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. If we are liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could severely damage our business, financial condition and profitability.

  Successful Integration of New Products Is Not Certain

      When we acquire or develop new products and product lines, we must be able to integrate those products and product lines into our systems for marketing, sales and distribution. If these products or product lines are not integrated successfully, the potential for growth is limited. The new products we acquire or develop could have channels of distribution, competition, price limitations or marketing acceptance different from our current products. As a result, we do not know whether we will be able to compete effectively and obtain market acceptance in any new product categories. After acquiring or developing a new product, we may need to significantly increase our sales force and incur additional marketing, distribution and other operational expenses. These additional expenses could negatively affect our gross margins and operating results. In addition, many of these expenses could be incurred prior to the actual distribution of new products. Because of this timing, if the new products are not accepted by the market or if they are not competitive with similar products distributed by others, the ultimate success of the acquisition or development could be substantially diminished.

Item 2:  Properties

      The Company presently occupies approximately 29,000 square feet of office space, at an average annual expense of $433,000, under a lease agreement that expires in May 2005. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for a period of five years. Rent expense was approximately $564,000, $350,000 and $203,000 for fiscal 1999, 1998 and 1997, respectively. The Company is currently evaluating its present office space in conjunction with its estimated personnel growth and is considering acquiring additional space, either at its existing location or, if not available, in another building within the Phoenix metropolitan area.

      Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2000.

Item 3:  Legal Proceedings

      The Company and certain of its subsidiaries are parties to actions and proceedings incident to their businesses, including certain litigation assumed in connection with the GenDerm acquisition. The Company believes liability in the event of final adverse determinations in any of these matters is either covered by the indemnification provided to the Company under the GenDerm acquisition agreement, insurance and/or established reserves, or, will not, in the aggregate, have a material adverse effect on the business, financial position or results of operations of the Company. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the business, financial condition and results of operations of the Company, or that the Company will be able to realize the full amount of any indemnification obligation that any person may have to the Company under the GenDerm acquisition agreement.

Item 4:  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1999.

PART II

Item 5:  Market for Registrant’s Common Equity and Related Stockholder Matters

      The market for the Company’s Class A Common Stock is the New York Stock Exchange. Additional information required by this item is incorporated by reference from page 39 of the Company’s 1999 Annual Report to Shareholders.

Item 6:  Selected Financial Data

      Historical financial information is incorporated by reference from the Selected Financial Data table on page 40 of the 1999 Annual Report to Shareholders.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Information required by this item is incorporated by reference on pages 14-21 of the 1999 Annual Report to Shareholders.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

      Information required by this item is incorporated by reference from the discussion under the heading Market Risk and Risk Management Policies on page 21 of the 1999 Annual Report to Shareholders.

Item 8:  Financial Statements and Supplementary Data

      Information required by this item is incorporated by reference from the Independent Auditors Report found on page 22 and from the Consolidated Financial Statements and Supplementary Data on pages 23-40 of the 1999 Annual Report to Shareholders.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10:  Directors and Executive Officers of the Registrant

Item 11:  Executive Compensation

Item 12:  Security Ownership of Certain Beneficial Owners and Management

Item 13:  Certain Relationships and Related Transactions

      The information called for by Items 10, 11, 12 and 13 are incorporated by reference to the Company’s definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(1):

Financial Statements

      The following consolidated financial statements, related notes and independent auditors report, from the 1999 Annual Report to Shareholders, are incorporated by reference into item 8 of Part II of this report:

	Page(s) In The 1999 Annual
	Report To Shareholders
	Page

Independent Auditors Report	22

Consolidated Balance Sheets	23	-24

Consolidated Statements of Income (Loss)	25

Consolidated Statement of Shareholders’ Equity	26	-27

Consolidated Statements of Cash Flows	28

Notes to Consolidated Financial Statements	29	-38

Quarterly Consolidated Financial Information	38

Item 14 (a)(2):

Financial Statement Schedules

     Schedule II — Valuation and Qualifying Accounts                         S-1

      The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial Statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 14 (a)(3):

Exhibits Filed as Part of This Report

Exhibit No.		Description

2.1	—	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997(14)
3.1	—	Certificate of Incorporation of the Company, as amended(7)
3.3(a)	—	Amended and Restated By-Laws of the Company(16)
4.1	—	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent(7)
4.1b	—	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A.(12)
4.3	—	Form of specimen certificate representing Class A Common Stock(1)
10.8	—	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)
10.9	—	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996(11)
10.10	—	Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended(2)
10.14	—	Non-Exclusive License Agreement between Syosset Laboratories, Inc. and Medicis Dermatologics, Inc., dated July 25, 1990, and the Guaranty of the Company(3)
10.15	—	Manufacturing Agreement between Syosset Laboratories, Inc. and Medicis Dermatologics, Inc., dated July 25, 1990, and the Guaranty of the Company(3)
10.16	—	Sales Agency Agreement between Syosset Laboratories, Inc. and Medicis Dermatologics, Inc., dated July 25, 1990, and the Guaranty of the Company(3)
10.18	—	Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended(2)
10.49	—	Option to Purchase Class A Common Stock granted to Stephen B. Booke(2)
10.58	—	Medicis Pharmaceutical Corporation 1992 Stock Option Plan(5)
10.59	—	Supply Agreement, dated October 21, 1992, between Schein and the Company(4)
10.70	—	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company(6)
10.72(a)	—	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc.(8)
10.72(b)	—	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A.(11)
10.72(c)	—	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc.(13)
10.72(d)	—	Third Amendment to Credit and Security Agreement, dated November 22, 1998 by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(15)
10.73(a)	—	Patent Collateral Assignment and Security Agreement, dated August 3, 1995 by the Company to Norwest Business Credit, Inc.(9)
10.73(b)	—	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(11)
10.73(c)	—	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(15)

Exhibit No.		Description

10.74(a)	—	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc.(10)
10.74(b)	—	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(11)
10.74(c)	—	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(15)
10.75	—	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A.(11)
10.76	—	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A.(11)
10.77	—	Securities Account Pledge and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A.(13)
10.77(a)	—	First Amendment to Securities Account Pledge and Security Agreement dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(15)
10.78	—	Acknowledgment of Control of Pledged Securities Account, dated November 22, 1996, by and among Norwest Bank Arizona, N.A. and the Company and Norwest Bank Minnesota, N.A.(13)
10.78(a)	—	First Amendment to Acknowledgement of Control of Pledged Securities Account dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(15)
10.79	—	Asset Purchase Agreement, dated January 21, 1997, between the Company and Syntex (U.S.A.), Inc.(12)
10.80	—	Asset Purchase Agreement, dated January 21, 1997, between the Company and Syntex (U.S.A.), Inc.(12)
10.81	—	Asset Purchase Agreement, dated January 21, 1997, between the Company and F. Hoffman-La Roche, Limited(12)
10.82	—	Asset Purchase Agreement dated January 21, 1997, between the Company and Syntex Pharmaceuticals International Limited(12)
10.83	—	Transition Services Agreement dated January 21, 1997, between the Company and F. Hoffman-La Roche, Inc.(12)
10.84	—	Transition Services Agreement dated January 21, 1997, between the Company and F. Hoffman-La Roche Limited(12)
10.85	—	Supply Agreement (Fluocinolone Acetonide and Fluocinonide), dated January 21, 1997, between the Company and Syntex Pharmaceuticals International Limited(12)
10.86	—	License Agreement, dated March 28, 1997, between the Company and Platinum (R) Software Corporation(12)
10.87	—	Master Software License Agreement, dated March 28, 1997, between the Company and FocusSoft, Inc.(12)
10.88	—	Replacement Acquisition Revolving Note dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(15)
10.89	—	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A.(15)
10.90	—	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A.(15)
10.91	—	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc.(15)
10.92	—	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH(15)
10.93	—	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma PLC(17)
10.94	—	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999(17)
10.95	—	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc dated June 29, 1999(17)
10.96	—	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc. dated June 29, 1999(17)

Exhibit No.		Description

10.97	—	Medicis Pharmaceutical Corporation Executive Retention Plan(17)
13	—	1999 Annual Report to Shareholders(17)
21.1	—	Subsidiaries(17)
23.1	—	Consent of Ernst & Young LLP, Independent Auditors(17)
24.1	—	Power of Attorney(17) See signature page(s)
27.1	—	Financial Data Schedule(17)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443, previously filed with the SEC

(3)	Incorporated by reference to the exhibit with the same number in Amendment No. 2 to the Registration Statement on Form S-1 of the Company, File No. 33-34041, filed with the SEC on August 2, 1990

(4)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(5)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its 1992 Annual Meeting of Shareholders, File No. 0-18443, previously filed with the SEC.

(6)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(7)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, filed with the SEC on September 27, 1995

(8)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(9)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(10)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, filed with the SEC on September 24, 1996

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(17)	Filed herewith

(b)	Reports on Form 8-K

      During the fourth quarter of fiscal 1999, the Company filed the following reports on Form 8-K:

(i)	Current report on Form 8-K dated April 23, 1999 reporting under Item 5 that the Company acquired all the issued and outstanding common stock of Ucyclyd Pharma, Inc.

(ii)	Current report on form 8-K dated May 18, 1999 reporting under Item 5 that the Company’s Board of Directors adopted a resolution authorizing the plan to repurchase up to $75 million of the Company’s common stock.

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonah Shacknai and Mark A. Prygocki, Sr., or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and a all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 28, 1999

MEDICIS PHARMACEUTICAL CORPORATION

By:	/s/ JONAH SHACKNAI

Jonah Shacknai
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 28, 1999

/s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr.	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 1999

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	September 28, 1999

/s/ SPENCER DAVIDSON Spencer Davidson	Director	September 28, 1999

/s/ RICHARD L DOBSON, M.D. Richard L. Dobson, M.D.	Director	September 28, 1999

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq.	Director	September 28, 1999

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	September 28, 1999

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	September 28, 1999

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	September 28, 1999

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	beginning of	Costs and	Charged to		Balance at
Description	year	expenses	other accounts	Deductions	end of year

Year Ended June 30, 1999

Deducted from Asset Accounts:

Accounts Receivable:
Allowances	$2,826,000	$989,000	$—	$—	$3,815,000
Year Ended June 30, 1998

Deducted from Asset Accounts:

Accounts Receivable:
Allowances	1,150,000	460,000	1,216,000 (1)	—	2,826,000
Year Ended June 30, 1997

Deducted from Asset Accounts:

Accounts Receivable:
Allowances	680,000	470,000	—	—	1,150,000

Deferred tax assets:
Valuation allowance	8,600,000	(8,600,000)	—	—	—

(1)	Allowance related to acquisition of GenDerm.

S-1

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997(14)
3.1	—	Certificate of Incorporation of the Company, as amended(7)
3.3(a)	—	Amended and Restated By-Laws of the Company(16)
4.1	—	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent(7)
4.1b	—	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A.(12)
4.3	—	Form of specimen certificate representing Class A Common Stock(1)
10.8	—	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)
10.9	—	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996(11)
10.10	—	Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended(2)
10.14	—	Non-Exclusive License Agreement between Syosset Laboratories, Inc. and Medicis Dermatologics, Inc., dated July 25, 1990, and the Guaranty of the Company(3)
10.15	—	Manufacturing Agreement between Syosset Laboratories, Inc. and Medicis Dermatologics, Inc., dated July 25, 1990, and the Guaranty of the Company(3)
10.16	—	Sales Agency Agreement between Syosset Laboratories, Inc. and Medicis Dermatologics, Inc., dated July 25, 1990, and the Guaranty of the Company(3)
10.18	—	Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended(2)
10.49	—	Option to Purchase Class A Common Stock granted to Stephen B. Booke(2)
10.58	—	Medicis Pharmaceutical Corporation 1992 Stock Option Plan(5)
10.59	—	Supply Agreement, dated October 21, 1992, between Schein and the Company(4)
10.70	—	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company(6)
10.72(a)	—	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc.(8)
10.72(b)	—	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A.(11)
10.72(c)	—	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc.(13)
10.72(d)	—	Third Amendment to Credit and Security Agreement, dated November 22, 1998 by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(15)
10.73(a)	—	Patent Collateral Assignment and Security Agreement, dated August 3, 1995 by the Company to Norwest Business Credit, Inc.(9)
10.73(b)	—	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(11)
10.73(c)	—	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(15)

Exhibit No.		Description

10.74(a)	—	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc.(10)
10.74(b)	—	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(11)
10.74(c)	—	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(15)
10.75	—	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A.(11)
10.76	—	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A.(11)
10.77	—	Securities Account Pledge and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A.(13)
10.77(a)	—	First Amendment to Securities Account Pledge and Security Agreement dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(15)
10.78	—	Acknowledgment of Control of Pledged Securities Account, dated November 22, 1996, by and among Norwest Bank Arizona, N.A. and the Company and Norwest Bank Minnesota, N.A.(13)
10.78(a)	—	First Amendment to Acknowledgement of Control of Pledged Securities Account dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(15)
10.79	—	Asset Purchase Agreement, dated January 21, 1997, between the Company and Syntex (U.S.A.), Inc.(12)
10.80	—	Asset Purchase Agreement, dated January 21, 1997, between the Company and Syntex (U.S.A.), Inc.(12)
10.81	—	Asset Purchase Agreement, dated January 21, 1997, between the Company and F. Hoffman-La Roche, Limited(12)
10.82	—	Asset Purchase Agreement dated January 21, 1997, between the Company and Syntex Pharmaceuticals International Limited(12)
10.83	—	Transition Services Agreement dated January 21, 1997, between the Company and F. Hoffman-La Roche, Inc.(12)
10.84	—	Transition Services Agreement dated January 21, 1997, between the Company and F. Hoffman-La Roche Limited(12)
10.85	—	Supply Agreement (Fluocinolone Acetonide and Fluocinonide), dated January 21, 1997, between the Company and Syntex Pharmaceuticals International Limited(12)
10.86	—	License Agreement, dated March 28, 1997, between the Company and Platinum®Software Corporation(12)
10.87	—	Master Software License Agreement, dated March 28, 1997, between the Company and FocusSoft, Inc.(12)
10.88	—	Replacement Acquisition Revolving Note dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(15)
10.89	—	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A.(15)
10.90	—	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A.(15)
10.91	—	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc.(15)
10.92	—	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH(15)
10.93	—	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma PLC(17)
10.94	—	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999(17)
10.95	—	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc dated June 29, 1999(17)
10.96	—	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc. dated June 29, 1999(17)

Exhibit No.		Description

10.97	—	Medicis Pharmaceutical Corporation Executive Retention Plan(17)
13	—	1999 Annual Report to Shareholders(17)
21.1	—	Subsidiaries(17)
23.1	—	Consent of Ernst & Young LLP, Independent Auditors(17)
24.1	—	Power of Attorney(17) See signature page(s)
27.1	—	Financial Data Schedule(17)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443, previously filed with the SEC

(3)	Incorporated by reference to the exhibit with the same number in Amendment No. 2 to the Registration Statement on Form S-1 of the Company, File No. 33-34041, filed with the SEC on August 2, 1990

(4)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(5)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its 1992 Annual Meeting of Shareholders, File No. 0-18443, previously filed with the SEC.

(6)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(7)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, filed with the SEC on September 27, 1995

(8)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(9)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(10)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, filed with the SEC on September 24, 1996

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(17)	Filed herewith