Form 10-Q
period 1999-09-30
MEDICIS PHARMACEUTICAL CORP
filed 1999-11-15
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

or the transition period from                to

Commission file number 0-18443

MEDICIS PHARMACEUTICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1574808 (I.R.S. Employer Identification No.)

4343 East Camelback Road

Phoenix, Arizona 85018-2700
(Address of principal executive offices)

(602) 808-8800

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO  [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 1999

Class A Common Stock $.014 Par Value	28,399,762

Class B Common Stock $.014 Par Value	422,962

MEDICIS PHARMACEUTICAL CORPORATION

Table of Contents

			Page

PART I.	FINANCIAL INFORMATION
	Item 1	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 1999 and June 30, 1999	2

		Condensed Consolidated Statements of Income for the Three Months Ended September 30, 1999 and 1998	3

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1999 and 1998	4

		Notes to the Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
PART II.	OTHER INFORMATION

	Item 6	Exhibits and Reports on Form 8-K	13

SIGNATURES			14

Part I.  Financial Information

Item 1.  Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	1999	1999

ASSETS

Assets

Current assets:

Cash and cash equivalents	$88,331,508	$87,718,718

Short-term investments	187,339,448	149,585,195

Accounts receivable, net	27,438,847	31,582,935

Inventories, net	10,380,419	7,273,142

Deferred tax assets	4,020,685	4,525,085

Note receivable	—	39,100,000

Accrued interest income	2,831,568	2,656,219

Other current assets	8,687,979	12,978,945

Total current assets	329,030,454	335,420,239

Property and equipment, net	1,824,728	1,704,663

Intangible assets:

Intangible assets related to acquisitions	146,883,687	137,508,154

Other intangible assets	973,414	973,414

Less: accumulated amortization	11,056,894	9,505,319

Net intangible assets	136,800,207	128,976,249

Other non-current assets	1,136,449	1,237,195

	$468,791,838	$467,338,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Current liabilities:

Accounts payable	$8,484,790	$9,346,244

Notes payable	—	100,000

Accrued incentives	997,629	2,739,245

Accrued royalties	1,420,728	1,697,439

Income taxes payable	6,540,268	10,659,944

Short-term contract obligation	22,000,000	22,000,000

Other accrued liabilities	7,039,491	10,437,052

Total current liabilities	46,482,906	56,979,924

Long-term liabilities:

Other non-current liabilities	127,867	130,278

Long-term contract obligation	35,437,210	34,716,456

Deferred tax liability	2,206,872	1,935,272

Stockholders’ Equity

Preferred Stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 28,381,680 and 28,239,269 at September 30, 1999 and at June 30, 1999, respectively	397,344	395,350

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at September 30, 1999 and at June 30, 1999	5,921	5,921

Additional paid-in capital	353,222,466	352,155,845

Accumulated other comprehensive loss	(214,045)	(465,784)

Accumulated earnings	31,125,297	21,485,084

Total stockholders’ equity	384,536,983	373,576,416

	$468,791,838	$467,338,346

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	September 30,	September 30,
	1999	1998

Net revenues	$31,643,932	$24,780,359

Operating costs and expenses:

Cost of product revenue	5,786,163	4,707,490

Selling, general and administrative	9,940,727	8,825,981

Research and development	1,596,377	496,852

Depreciation and amortization	1,693,284	956,415

Operating costs and expenses	19,016,551	14,986,738

Operating income	12,627,381	9,793,621

Interest income	3,375,495	3,106,672

Interest expense	(729,934)	(7,658)

Income before taxes	15,272,942	12,892,635

Income tax expense	(5,632,729)	(4,803,263)

Net income	$9,640,213	$8,089,372

Basic net income per common share	$0.34	$0.29

Diluted net income per common share	$0.33	$0.28

Shares used in computing basic net income per common share	28,750,326	28,160,794

Shares used in computing diluted net income per common share	29,471,423	28,790,872

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	September 30,	September 30,
	1999	1998

Net income	$9,640,213	$8,089,372

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,693,284	956,415

Minority interest	—	35,354

Accretion of premium (discount) on investments	261,117	(19,090)

Deferred income tax expense	776,000	537,000

Provision for doubtful accounts and returns	—	(132,841)

Other non-cash expenses	5,000	—

(Gain) loss on sale of available-for-sale investments	(2,765)	19,194

Accretion of discount on contract obligation	720,754	—

Changes in operating assets and liabilities (net of acquired amounts):

Inventories	(1,401,351)	(843,234)

Accounts receivable	4,144,088	634,379

Accounts payable	(861,453)	732,780

Income taxes payable	(3,762,381)	3,098,400

Other current liabilities	(6,090,366)	(3,159,875)

Other current assets	5,045,766	999,610

Net cash provided by operating activities	10,167,906	10,947,464

Cash flows from investing activities:

Purchase of property and equipment	(261,774)	(214,515)

Proceeds from sale of product rights	39,100,000	—

Payment for purchase of product rights	(11,337,130)	—

Decrease (increase) in other assets	100,746	(79,261)

Purchase of available-for-sale investments	(57,630,069)	(45,536,905)

Sale of available-for-sale investments	7,685,085	16,049,142

Maturity of available-for-sale investments	12,212,300	14,100,000

Net cash used in investing activities	(10,130,842)	(15,681,539)

Cash flows from financing activities:

Proceeds from the exercise of options	693,074	129,603

Payment of notes payable	(100,000)	—

Change in other non-current liabilities	(2,411)	2,810

Net cash provided by financing activities	590,663	132,413

Effect of foreign currency exchange rate on cash and cash equivalents	(14,937)	(100,335)

Net increase (decrease) in cash and cash equivalents	612,790	(4,701,997)

Cash and cash equivalents at beginning of period	87,718,718	147,411,127

Cash and cash equivalents at end of period	$88,331,508	$142,709,130

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

1.  Organization and Basis of Presentation

      Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded prescription products for the treatment of acne, acne-related conditions, fungal infections, dyschromias and hyperpigmentation disorders and also offers the leading OTC fade cream product in the United States. The Company has built its business through successfully introducing prescription products such as DYNACIN® and TRIAZ® for the treatment of acne, LUSTRA®, for the treatment of skin dyschromia and photoaging, as well as by marketing ESOTERICA®, an OTC fade cream product line. In addition, Medicis has acquired the dermatological assets LOPROX®, TOPICORT® and A/ T/ S® from Hoechst Marion Roussel, Inc. (“HMR”) and the LIDEX® and SYNALAR® corticosteroid product lines from Syntex USA, Inc. (“Syntex”). The Company derives a majority of its revenue from sales of the DYNACIN®, TRIAZ®, LOPROX® and LUSTRA® products (the “Key Products”).

      The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (“fiscal 1999”). Certain immaterial amounts on the face of the balance sheet have been reclassified to conform with the current period’s presentation.

      Except as otherwise specified herein, all information in this Form 10-Q has been adjusted to reflect a 3-for-2 stock split in the form of a 50% stock dividend paid on February 16, 1999 to holders of record on January 29, 1999.

2.  Comprehensive Income

      Total comprehensive income includes net income and other comprehensive income which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended September 30, 1999 (“the first quarter of fiscal 2000”) was $9.9 million. Total comprehensive income for the three months ended September 30, 1998 (“the first quarter of fiscal 1999”) was $8.2 million.

3.  Segment Information

      The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information to be presented in interim financial reports issued to shareholders. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company’s consolidated financial position, results of operations or financial statement disclosures, as the Company operates only one business segment.

4.  Purchase of Vectrin® and Related Assets

      In September 1999, the Company purchased VECTRIN®, a branded minocycline HCl product line, and ownership of its abbreviated new drug application (“ANDA”) from Warner Chilcott, plc (“Warner

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chilcott”). Under terms of the agreement, the Company paid Warner Chilcott $11.1 million cash at closing and may be obligated to make milestone payments and royalties conditioned upon the occurrence of certain events.

5.  Earnings Per Share

      The following table sets forth all computations of basic and diluted earnings per share:

	Three Months Ended
	September 30,

	1999	1998

	(in thousands, except
	per share data)

Numerator:

Net income	$9,640	$8,089

Denominator for basic earnings per common share	28,750	28,161

Effect of dilutive securities:

Stock options	721	630

Denominator for diluted earnings per common share	29,471	28,791

Basic net income per common share	$0.34	$0.29

Diluted net income per common share	$0.33	$0.28

      Options to purchase 1,059,997 shares of common stock at prices ranging from $26.17 to $44.67 per share were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

6.  Contingencies

      The Company and certain of its subsidiaries, from time to time, are parties to certain actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is to the best of the Company’s belief based on estimates, either covered by insurance and/or established reserves or, in the opinion of management and after consultation with counsel, should not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries.

7.  Inventories

      Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured and has recorded additional inventory at the close of the VECTRIN® acquisition. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in, first-out method. Inventories, net of reserves, at September 30, 1999 and June 30, 1999 consist of the following:

	September 30, 1999	June 30, 1999

Raw materials	$2,560,975	$1,799,082

Finished goods	7,819,444	5,474,060

Total inventories, net	$10,380,419	$7,273,142

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Income Taxes

      Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimation of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon estimated tax expenses for the year.

      At September 30, 1999, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $370,000 increase to equity with a corresponding $370,000 reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

MEDICIS PHARMACEUTICAL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the “1999 Form 10-K”).

      This quarterly report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that anticipate results based upon Management’s plans that are subject to uncertainties. Forward-looking statements are based upon current expectations of future results. These statements may be identified by use of the words “expects”, “plans”, “anticipates”, “believes”, “estimates” and similar words used in conjunction with discussions of future operations or financial performance. The Company cannot ensure that any forward-looking statements will be accurate. Actual results could differ materially if underlying assumptions prove inaccurate or unknown risks or uncertainties develop. The Company assumes no obligation to update forward-looking statements as a result of future events or developments.

      In Item 1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, as well as in this Form 10-Q, the Company discusses in more detail various factors that could cause actual results to vary from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. Investors should understand that it is not possible to predict or identify all such factors and should not consider such factors to be a complete statement of all potential risks and uncertainties that may affect the Company’s business.

  Overview

      Medicis was founded in 1987 to develop and market prescription and over-the-counter (“OTC”) products to treat dermatological conditions. Innovative Therapeutics, Inc. (the predecessor of the Company) was incorporated under the laws of the District of Columbia on July 1, 1987, subsequently changed its name to Medicis Corporation and was merged with and into Medicis Corporation, which was incorporated in July 29, 1988 under the laws of Delaware, pursuant to an Agreement of Merger dated July 29, 1988. Medicis Corporation subsequently changed its name to Medicis Pharmaceutical Corporation.

      Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded prescription products for the treatment of acne, acne-related conditions, fungal infections, dyschromias and hyperpigmentation disorders and also offers the leading OTC fade cream product in the United States. The Company has built its business through successfully introducing prescription products such as DYNACIN® and TRIAZ® for the treatment of acne, LUSTRA®, for the treatment of skin dyschromia and photoaging, as well as by marketing ESOTERICA®, an OTC fade cream product line. In addition, Medicis has acquired the dermatological assets LOPROX®, TOPICORT® and A/ T/ S® from Hoechst Marion Roussel, Inc. (“HMR”) and the LIDEX® and SYNALAR® corticosteroid product lines from Syntex USA, Inc. (“Syntex”). The Company derives a majority of its revenue from sales of the DYNACIN®, TRIAZ®, LOPROX® and LUSTRA® products (the “Key Products”).

      The Company derives a majority of its revenue from sales of the Key Products. The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products, individually or collectively, would have a material adverse effect on the Company’s business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the

Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; changes in the prescribing practices of dermatologists; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents and other rights or other factors.

      The Company’s results of operations may vary from period to period due to a variety of factors including expenditures incurred to acquire, license and promote pharmaceuticals; expenditures and timing relating to divestures, acquisition and integration of businesses; changes in prescribing practices of dermatologists; the introduction of new products by the Company or its competitors; cost increases from third-party manufacturers; supply interruptions; the availability and cost of raw materials; the mix of products sold by the Company; changes in marketing and sales expenditures; market acceptance of the Company’s products; competitive pricing pressures; general economic and industry conditions that affect customer demand; and the Company’s level of research and development activities. In addition, the Company’s business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company’s revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost. The Company’s operating expenses are based on anticipated sales levels, and a high percentage of the Company’s operating expenses are relatively fixed in the short term. Consequently, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

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

      Medicis’ customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc. (“McKesson”), Bergen Brunswig Corporation (“Bergen Brunswig”), Cardinal Health, Inc. (“Cardinal”), Bindley Western Industries, Inc. (“Bindley”) and other major drug chains. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1%, respectively, of the Company’s sales. During fiscal 1998, McKesson, Bergen Brunswig and Cardinal accounted for 16.9%, 13.2% and 12.6%, respectively, of the Company’s sales. During fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for 20.6%, 16.3% and 10.9%, respectively, of the Company’s sales. The loss of any of these customer accounts could have a material adverse effect upon the Company’s business, financial condition or results of operations.

      The Company plans to spend substantial amounts of capital to continue the research and development of pharmaceutical products. Actual expenditures will depend upon the Company’s financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenues will fluctuate from period to period. The Company can give no assurance that the research and development projects will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval may be necessary.

      The Company intends to seek additional acquisition of products or companies to leverage its existing distribution channels and marketing infrastructure, and to aggressively market formulations of existing products. The success of the Company’s efforts is subject to a number of risks and uncertainties including: dependence on sales of Key Products; integration of new product acquisitions; risks associated with the GenDerm Corporation and subsidiaries (“GenDerm”) acquisition; product acquisitions; reliance upon third-party manufacturers to produce certain Key Products; the ability to effectively manage a changing business; uncertainties related to pharmaceutical pricing and reimbursement; the uncertainty of competitive forces within the pharmaceutical industry that affect both the market for its products and the availability of product lines for acquisitions that meet the Company’s acquisition criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

      To enable Medicis to focus on its core marketing and sales activities, the Company selectively out-sources certain non-sales and non-marketing functions, such as laboratory research, manufacturing and warehousing. As the Company expands its activities in these areas, additional financial resources are expected to be utilized. The Company typically does not enter into long-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, there can be no assurance that the Company will be able to obtain adequate supplies of such products in a timely fashion, on acceptable terms, or at all.

  Results of Operations

      The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended
	September 30,

	1999	1998	1997

Net revenues	100.0%	100.0%	100.0%

Gross profit	81.7	81.0	81.7

Operating expenses	41.8	41.5	46.0

Operating income	39.9	39.5	35.7

Net interest income	8.4	12.5	8.5

Income tax expense	(17.8)	(19.4)	(17.2)

Net income	30.5%	32.6%	27.0%

  Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Net Revenue

      Net revenue for the three months ended September 30, 1999 (the “first quarter of fiscal 2000”) increased 27.7%, or $6.8 million, to $31.6 million from $24.8 million for the three months ended September 30, 1998 (the “first quarter of fiscal 1999”). The Company’s net revenue increased in the first quarter of fiscal 2000 primarily as a result of the effect of revenue associated with the LOPROX® and TOPICORT® products which were acquired in November 1998. The first quarter of fiscal 1999 did not include sales of these products. The Company’s net revenue also increased due to the continued growth of the DYNACIN® and LUSTRA® products. In fiscal 1999, the Company divested and licensed 16 products. Net revenue associated with these products in the first quarter of fiscal 1999 was $7.4 million.

     Gross Profit

      Gross profit during the first quarter of fiscal 2000 increased 28.8%, or $5.8 million, to $25.9 million from $20.1 million in the first quarter of fiscal 1999. As a percentage of net revenue, gross profit increased to 81.7% in the first quarter of fiscal 2000 from 81.0% in the first quarter of fiscal 1999, primarily as a result of revenue associated with LOPROX®, TOPICORT®, LUSTRA® and LIDEX® products, which enjoy higher gross profit percentages than the Company’s other products. In addition, the gross profit percentage increased due to the divesture and license of 16 products in fiscal 1999 which consisted primarily of products which had a lower gross profit percentage than the Company’s other products.

     Selling, General and Administrative Expenses

      Selling, general and administrative expenses in the first quarter of fiscal 2000 increased 12.6%, or $1.1 million, to $9.9 million from $8.8 million in the first quarter of fiscal 1999, primarily due to expenses related to an increase in variable costs commensurate with increased sales volume and personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

      Selling, general and administrative costs, as a percentage of net revenue, decreased approximately four percentage points in the first quarter of fiscal 2000 relative to the first quarter of fiscal 1999, primarily due to the divesture and license of 13 OTC products which had higher selling, general and administrative costs as a percentage of sales than the Company’s prescription products.

     Research and Development Expenses

      Research and development expenses in the first quarter of fiscal 2000 increased 221.3%, or $1.1 million, to $1.6 million from $0.5 million in the first quarter of fiscal 1999, primarily due to expenses associated with the clinical support of the Company’s existing products.

     Depreciation and Amortization Expenses

      Depreciation and amortization expenses in the first quarter of fiscal 2000 increased 77.0%, or $0.7 million, to $1.7 million from $1.0 million in the first quarter of fiscal 1999, primarily due to amortization of the intangible assets associated with the Company’s acquisition of the LOPROX® and TOPICORT® products.

     Operating Income

      Operating income during the first quarter of fiscal 2000 increased 28.9%, or $2.8 million, to $12.6 million from $9.8 million in the first quarter of fiscal 1999. This increase was primarily a result of higher sales volumes and consistent operating expenses as a percentage of net revenues from the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

     Interest Expense

      Interest expense in the first quarter of fiscal 2000 increased $722,000 to $730,000 from $8,000 in the first quarter of fiscal 1999, primarily as a result of imputed interest of $721,000 related to the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/ T/ S® products.

     Income Tax Expense

      Income tax expense during the first quarter of fiscal 2000 increased $0.8 million, to $5.6 million, from $4.8 million in the first quarter of fiscal 1999. The provision for income taxes recorded for the first quarter of fiscal 2000 reflects management’s estimate of the effective tax rate. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The increase in income tax expense in the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999, is primarily due to an increase in pre-tax income. The decrease in the effective tax rate in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, is primarily attributable to the implementation of tax saving strategies and an increase in tax-exempt interest income.

     Net Income

      Net income during the first quarter of fiscal 2000 increased approximately 19.2%, or $1.5 million, to $9.6 million from $8.1 million from the first quarter of fiscal 1999. The increase is primarily attributable to an increase in sales volume and consistent costs as a percentage of net revenues.

  Liquidity and Capital Resources

      Net cash provided by operating activities for the first quarter of fiscal 2000 decreased $0.8 million, to $10.2 million, from $11.0 million in the first quarter of fiscal 1999. The decrease was primarily attributable to changes in income taxes payable, other current liabilities and accrued incentives, offset by an increase in net income and changes in other current assets.

      Net cash used in investing activities for the first quarter of fiscal 2000 decreased $5.6 million, to $10.1 million, from $15.7 million in the first quarter of fiscal 1999. The decrease was primarily due to proceeds received from the sale of product rights offset by the acquisition of product rights and the purchase of available-for-sale investments.

      Net cash provided by financing activities for the first quarter of fiscal 2000 increased $458,000, to $591,000, from $133,000 in the first quarter of fiscal 1999. The increase is primarily attributable to proceeds received on the exercise of options under the Company’s stock option plans.

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

      Inflation did not have a significant impact on the results of the Company during the first quarter of fiscal 2000.

  Year 2000

      The Year 2000 issue results from the inability of some computer programs to identify the year 2000 properly, potentially leading to errors or system failure. A company’s business may be adversely affected if it, or any of its suppliers and customers or others with whom it transacts business (including its banks and governmental agencies), have not timely resolved the Year 2000 issue. In response to its rapid growth, the Company selected a new management information system in fiscal 1997, which was implemented in fiscal 1998, that is expected to meet its presently anticipated needs. In selecting a system, Year 2000 compliance was one of the criteria. The Company has completed its analysis and testing of its information systems hardware and software and believes all of its existing systems are Year 2000 compliant in all material respects.

      To date, the Company has not incurred any material costs in identifying or evaluating Year 2000 compliance issues. The total costs of the Year 2000 systems assessments and conversions are currently funded through cash flows from operating activities, and these costs are expensed as they are incurred. Most of the Company’s expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters in general. Most of these costs have already been incurred, and the Company does not anticipate significant future costs with respect to the remaining efforts. To date, the Company has not deferred any information technology initiatives as a result of its Year 2000 project.

      The Company continues to work with critical third parties including customers, vendors and suppliers, who account for a significant portion of the Company’s business, to determine the impact of Year 2000 issues on their business and operations and potential collateral impact on the business and operations of the Company and to determine such third parties’ plans to remediate Year 2000 issues where their systems interface with the Company’s systems. The Company believes most of its Year 2000 compliance work is complete with the remaining work scheduled for completion by the end of the second quarter of fiscal 2000. The Company’s continuing efforts relating to Year 2000 compliance are focused on testing new hardware, software and equipment and following up with significant vendors, suppliers and customers to ensure continued compliance. To date, the Company has not discovered any significant negative third-party Year 2000 compliance issues.

      The Company believes that its most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. A reasonable worst case Year 2000 scenario would be the result of failures of third parties, including without limitation, governmental entities, utilities and financial and telecommunications systems, or a general infrastructure collapse, that negatively impacts the Company’s ability, or the ability of its critical third parties, to provide products and services to its customers, or the ability of its customers to purchase products, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the financial impact of these failures on its results of operations.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

No. 10.98	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999.

No. 27.1	Financial Data Schedule

(See Note 5 in the Notes to the Condensed Consolidated Financial Statements incorporated herein for computation of per common share results.)

(b)	During the first quarter of fiscal 2000, the Company filed the following report on Form 8-K:

(i)	Current report on Form 8-K dated July 9, 1999 reporting under item 5 that the Company entered into an Asset Purchase Agreement with Bioglan Pharma, plc, pursuant to which the Company agreed to sell certain assets to an affiliate of Bioglan.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

By:	/s/ JONAH SHACKNAI

Jonah Shacknai
Chairman and Chief Executive Officer

Date: November 12, 1999

By:	/s/ MARK A. PRYGOCKI, SR.

Mark A. Prygocki, Sr.
Chief Financial Officer, Corporate
Secretary and Treasurer

Date: November 12, 1999

EXHIBIT INDEX

No. 10.98	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999.
No. 27.1	Financial Data Schedule