Form 10-Q
period 1999-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2000-02-14
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the transition period from                to

Commission file number 0-18443

MEDICIS PHARMACEUTICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	52-1574808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8125 North Hayden Road

Scottsdale, AZ 85258
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

YES  [X]     NO  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2000

Class A Common Stock $.014 Par Value	28,764,800
Class B Common Stock $.014 Par Value	422,962

MEDICIS PHARMACEUTICAL CORPORATION

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 1999	3
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 1999 and 1998	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999 and 1998	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
PART II. OTHER INFORMATION
Item 4 — Submission of Matters to a Vote of Security Holders	20
Item 6 — Exhibits and Reports on Form 8-K	20
SIGNATURE	21

Part I.  Financial Information

Item 1.  Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 1999	June 30, 1999

Assets

Current assets:
Cash and cash equivalents	$78,362,119	$87,718,718
Short-term investments	183,631,656	149,585,195
Accounts receivable, net	27,859,937	31,582,935
Inventories, net	10,840,462	7,273,142
Deferred tax assets	3,807,285	4,525,085
Note receivable	—	39,100,000
Accrued interest income	2,697,748	2,656,219
Other current assets	8,666,192	12,978,945

Total current assets	315,865,399	335,420,239

Property and equipment, net	1,845,208	1,704,663

Intangible assets:
Intangible assets related to acquisitions	147,421,175	137,508,154
Other intangible assets	973,414	973,414
Less: accumulated amortization	12,751,806	9,505,319

Net intangible assets	135,642,783	128,976,249

Other non-current assets	1,127,969	1,237,195

	$454,481,359	$467,338,346

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 1999	June 30, 1999

Liabilities

Current liabilities:
Accounts payable	$9,207,753	$9,346,244
Notes payable	—	100,000
Accrued incentives	1,221,437	2,739,245
Accrued royalties	1,697,828	1,697,439
Income taxes payable	975,586	10,659,944
Short-term contract obligation	22,000,000	22,000,000
Other accrued liabilities	5,765,626	10,437,052

Total current liabilities	40,868,230	56,979,924

Long-term liabilities:
Other non-current liabilities	127,965	130,278
Long-term contract obligation	14,020,789	34,716,456
Deferred tax liability	2,478,472	1,935,272

Stockholders’ equity
Preferred Stock, $0.01 par value, shares authorized: 5,000,000; no shares issued		—
Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 28,478,947 and 28,239,269 at December 31, 1999 and at June 30, 1999, respectively	398,705	395,350
Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at December 31, 1999 and at June 30, 1999, respectively	5,921	5,921
Additional paid-in capital	355,288,351	352,155,845
Accumulated other comprehensive loss	(313,167)	(465,784)
Accumulated earnings	41,606,093	21,485,084

Total stockholders’ equity	396,985,903	373,576,416

	$454,481,359	$467,338,346

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	1999	1998	1999	1998

Net revenues	$33,378,817	$28,016,287	$65,022,749	$52,797,891

Operating costs and expenses:
Cost of product revenue	6,439,205	5,315,953	12,225,368	10,023,671
Selling, general and administrative	10,130,908	8,907,353	20,071,635	17,733,335
Research and development	1,025,991	707,766	2,622,368	1,204,618
In-process research and development	—	9,500,000	—	9,500,000
Depreciation and amortization	1,845,983	1,349,380	3,539,267	2,305,795

Operating costs and expenses	19,442,087	25,780,452	38,458,638	40,767,419

Operating income	13,936,730	2,235,835	26,564,111	12,030,472
Interest income	3,261,937	2,490,157	6,637,441	5,596,829
Interest expense	(584,642)	(2,577)	(1,314,576)	(10,235)

Income before taxes	16,614,025	4,723,415	31,886,976	17,617,066
Income tax expense	(6,133,229)	(1,542,842)	(11,765,967)	(6,346,105)

Net income	$10,480,796	$3,180,573	$20,121,009	$11,270,961

Basic net income per common share	$0.36	$0.11	$0.70	$0.40

Diluted net income per common share	$0.35	$0.11	$0.68	$0.39

Shares used in computing basic net income per common share	28,833,676	28,278,521	28,792,001	28,219,658

Shares used in computing diluted net income per common share	30,169,637	29,585,295	29,807,272	29,248,562

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	December 31, 1999	December 31, 1998

Net income	$20,121,009	$11,270,961

Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	—	9,500,000
Minority interest	—	50,934
Depreciation and amortization	3,539,267	2,305,795
Provision for doubtful accounts	281,804	222,079
Deferred income tax expense (benefit)	1,261,000	(3,506,810)
Other non-cash expenses	5,000	10,000
Loss (gain) on sale of available-for-sale investments	(5,476)	25,672
Accretion of premium (discount) of investments	152,288	(292,204)
Accretion of discount on contract obligation	1,304,333	360,377

Changes in operating assets and liabilities (net of acquired amounts):
Inventories	(1,966,947)	(2,022,501)
Accounts receivable	3,507,998	(4,381,694)
Accounts payable	(138,491)	(472,492)
Income taxes payable	(8,181,851)	(5,056,605)
Other current liabilities	(7,065,102)	(2,532,282)
Other current assets	5,152,203	4,399,345

Net cash provided by operating activities	17,967,035	9,880,575

Cash flows from investing activities:
Purchase of property and equipment	(433,326)	(285,423)
Payments for purchase of product rights	(33,584,919)	(23,774,081)
Proceeds from sale of product rights	39,100,000	—
Payments of license agreement	—	(973,999)
Decrease (increase) in other assets	109,226	(131,427)
Purchase of available-for-sale investments	(82,765,444)	(116,676,868)
Sale of available-for-sale investments	10,248,459	27,200,808
Maturity of available-for-sale investments	38,467,652	29,350,000

Net cash used in investing activities	(28,858,352)	(85,290,990)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,628,352	2,414,967
Payment of notes payable	(100,000)	—
Change in other non-current liabilities	(2,313)	(6,661)

Net cash provided by financing activities	1,526,039	2,408,306

Effect of foreign currency exchange rate on cash and cash equivalents	8,679	(100,335)

Net decrease in cash and cash equivalents	(9,356,599)	(73,102,444)
Cash and cash equivalents at beginning of period	87,718,718	147,411,127

Cash and cash equivalents at end of period	$78,362,119	$74,308,683

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

1.  Organization and Basis of Presentation

      Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) is the leading independent pharmaceutical company in the United States offering prescription products and an over-the-counter (“OTC”) product primarily for the treatment of dermatological conditions. The Company has built its business by successfully introducing new prescription products as well as acquiring rights to manufacture and sell certain dermatological products pursuant to several license and asset purchase agreements. The Company sells these products for use in various segments of the skin care market, including acne, acne-related conditions, fungal infections, psoriatic conditions, inflammatory skin conditions and pigmentation disorders. The company derives a majority of its revenue from sales of the DYNACIN®, TRIAZ®, LOPROX® and LUSTRA® products (the “Key Products”).

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

2.  Comprehensive Income

      Total comprehensive income includes net income and other comprehensive income which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended December 31, 1999 (“the second quarter of fiscal 2000”) and the six months ended December 31, 1999 was $10.4 million and $20.3 million, respectively. Total comprehensive income for the three months ended December 31, 1998 (“the second quarter of fiscal 1999”) and the six months ended December 31, 1998 was $3.3 million and $11.5 million, respectively.

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

4.  Acquisition of the Hoechst Marion Roussel, Inc. Products

      In November 1998, the Company agreed to license, with an option to purchase, the LOPROX®, TOPICORT® and A/ T/ S® products from Hoechst Marion Roussel, Inc. (“HMR”). The Company, using cash reserves, paid $22.0 million at the time of purchase, made an additional payment of $22.0 million in November 1999 and will make one additional annual payment of $22.0 million in November 2000. Medicis then has the option to purchase the products for $16.5 million. The agreement has been accounted for as a product acquisition and the Company has recorded an obligation for the present value of the required license payments and has recorded the purchase option as a contract obligation.

5.  Purchase of VECTRIN® and Related Assets

      In September 1999, the Company purchased VECTRIN®, a branded minocycline HCl product line, and ownership of its abbreviated new drug application (“ANDA”) from Warner Chilcott, plc (“Warner Chilcott”). Under terms of the agreement, the Company paid Warner Chilcott $11.1 million cash at closing. Additionally, the Company is making royalty payments and may be obligated to make milestone payments conditioned upon the occurrence of certain events.

6. Earnings Per Share

      The following table sets forth all computations of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	1999	1998	1999	1998

	(in thousands, except per share data)

Numerator:
Net income	$10,481	$3,181	$20,121	$11,271

Denominator for basic net income per common share	28,834	28,279	28,792	28,220

Effect of dilutive securities:
Stock options	1,336	1,306	1,015	1,029

Denominator for diluted net income per common share	30,170	29,585	29,807	29,249

Basic net income per common share	$0.36	$0.11	$0.70	$0.40

Diluted net income per common share	$0.35	$0.11	$0.68	$0.39

      Options to purchase 122,439 and 276,532 shares of common stock at prices ranging from $33.63 to $44.67 and $29.94 to $44.25 per share were outstanding for the three and six months ended December 31, 1999, respectively. These were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

7.  Contingencies

      The Company and certain of its subsidiaries, from time to time, are parties to certain actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is to the best of the Company’s belief based on estimates, either covered by insurance and/or established reserves or, in the opinion of management and after consultation with counsel, should not, in the aggregate, have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries.

8.  Inventories

      Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in-first-out method. Inventories, net of reserves, at December 31, 1999 and June 30, 1999, consist of the following:

	December 31, 1999	June 30, 1999

Raw materials	$2,230,767	$1,799,082
Finished goods	8,609,695	5,474,060

Total inventories	$10,840,462	$7,273,142

9.  Income Taxes

      Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimation of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon estimated tax expenses for the year.

      At December 31, 1999, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $1.1 million increase to equity with a corresponding $1.1 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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

      This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that anticipate results based upon management’s plans that are subject to uncertainties. Forward-looking statements are based upon current expectations of future results. These statements may be identified by use of the words “expects,” “plans,” “anticipates,” “believes,” “estimates” and similar words used in conjunction with discussions of future operations or financial performance. The Company cannot ensure that any forward-looking statements will be accurate. Actual results could differ materially if underlying assumptions prove inaccurate or unknown risks or uncertainties develop. The Company assumes no obligation to update forward-looking statements as a result of future events or developments.

      In Item 1 of the 1999 Form 10-K, as well as in this Form 10-Q, the Company discusses in more detail various factors that could cause actual results to vary from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. Investors should understand that it is not possible to predict or identify all such factors and should not consider such factors to be a complete statement of all potential risks and uncertainties that may affect the Company’s business.

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

      Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded prescription products for the treatment of acne, acne-related conditions, dyschromias and hyperpigmentation disorders and also offers the leading OTC fade cream product in the United States. The Company has built its business by successfully introducing prescription products such as DYNACIN® and TRIAZ® for the treatment of acne, LUSTRA®, for the treatment of skin dyschromia and photoaging, as well as by marketing ESOTERICA®, an OTC fade cream product line. In addition, Medicis has acquired the dermatological products LOPROX®, TOPICORT® and A/T/S® from Hoechst Marion Roussel, Inc. (“HMR”) and the LIDEX® and SYNALAR® corticosteroid product lines from Syntex USA, Inc. (“Syntex”). The Company derives a majority of its revenues from sales of the DYNACIN®, TRIAZ®, LOPROX® and LUSTRA® products (the “Key Products”).

      The Company derives a majority of its revenue from sales of the Key Products. The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products, individually or collectively, would have a material adverse effect on the Company’s business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; changes in the prescribing practices of physicians; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents and other rights or other factors.

      The Company’s results of operations may vary from period to period due to a variety of factors including expenditures incurred to acquire, license and promote pharmaceuticals; expenditures and timing relating to divestures, acquisitions and integration of businesses; the introduction of new products by the Company or its competitors; cost increases from third-party manufacturers; manufacturing and supply interruptions; the availability and cost of raw materials; the mix of products sold by the Company; changes in marketing and sales expenditures; market acceptance of the Company’s products; competitive pricing pressures; the outcome of disputes relating to trademarks, patents and other rights; general economic and industry conditions that affect customer demand; and the Company’s level of research and development activities. In addition, the Company’s business has historically been subject to seasonal fluctuations, with lower sales generally being experienced in the first quarter of each fiscal year. As a result of customer buying patterns, a substantial portion of the Company’s revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost. The Company’s operating expenses are based upon anticipated sales levels, and a high percentage of the Company’s operating expenses are relatively fixed in the short term. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

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

      Medicis’ customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc. (“McKesson”), Bergen Brunswig Corporation (“Bergen Brunswig”), Cardinal Health, Inc. (“Cardinal”), Bindley Western Industries, Inc. (“Bindley”) and other major drug chains. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1%, respectively, of the Company’s sales. During fiscal 1998, McKesson, Bergen Brunswig and Cardinal accounted for 16.9%, 13.2% and 12.6%, respectively, of the Company’s sales. During fiscal 1997, McKesson, Cardinal and Bergen Brunswig accounted for 20.6%, 16.3% and 10.9%, respectively, of the Company’s sales. The loss of any of these customers’ accounts could have a material adverse effect upon the Company’s business, financial condition or results of operations.

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

      The Company intends to seek additional acquisitions of products or companies to leverage its existing distribution channels and marketing infrastructure, to provide additional opportunities for growth, and to aggressively market formulations of existing products. The Company is also seeking licensing opportunities. The success of the Company’s efforts is subject to a number of risks and uncertainties including: dependence on sales of Key Products; integration of new product acquisitions; reliance upon third-party manufacturers to produce certain Key Products; the ability to effectively manage a changing business; uncertainties related to pharmaceutical pricing and reimbursement; the uncertainty of competitive forces within the pharmaceutical industry that affect both the market for its products and the availability of product lines for acquisitions that meet the Company’s acquisition or licensing criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

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

  Results of Operations

      The following table sets forth certain data, as a percentage of net revenues for the periods indicated.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	1999	1998	1997	1999	1998	1997

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	80.7	81.0	82.3	81.2	81.0	82.0
In-process research and development	—	(33.9)	(209.1)	—	(18.0)	(114.8)
Operating expenses(1)	(38.9)	(39.1)	(45.6)	(40.3)	(40.2)	(45.8)
Operating income (loss)	41.8	8.0	(172.4)	40.9	22.8	(78.6)
Interest income, net	8.0	8.9	5.4	8.1	10.6	6.9
Income tax expense	(18.4)	(5.5)	(16.4)	(18.1)	(12.0)	(16.8)

Net income (loss)	31.4%	11.4%	(183.4)%	30.9%	21.4%	(88.5)%

(1)	Excludes special charge for in-process research and development

  Three Months Ended December 31, 1999 Compared to the Three Months Ended December 31, 1998

     Net Revenue

      Net revenue for the three months ended December 31, 1999 (the “second quarter of fiscal 2000”) increased 19.1%, or $5.4 million, to $33.4 million from $28.0 million for the three months ended December 31, 1998 (the “second quarter of fiscal 1999”). The Company’s net revenue increased in the second quarter of fiscal 2000 primarily as a result of the continued growth of the DYNACIN® and TRIAZ® products and the addition of the Ucyclyd product lines. The Company’s net revenue also increased in the second quarter of fiscal 2000 due to a full quarter of LOPROX® sales. The Company acquired LOPROX® in November 1998 and the BUPHENYL® products in April 1999. In fiscal 1999, the Company divested and licensed 16 non-strategic products to Bioglan Pharma, plc. Net revenue associated with these products in the second quarter of fiscal 1999 was $5.9 million.

     Gross Profit

      Gross profit during the second quarter of fiscal 2000 increased 18.7%, or $4.2 million, to $26.9 million from $22.7 million in the second quarter of fiscal 1999. As a percentage of net revenue, gross profit was 80.7% in the second quarter of fiscal 2000 and 81.0% in the second quarter of fiscal 1999. Gross profit, as a percentage of net revenue, remained consistent due to sales of the Company’s LUSTRA®, LIDEX® and BUPHENYL® products, offset by increased sales of the Company’s DYNACIN® products which have a lower gross profit due to escalating calendar-year royalties which are included in cost of goods sold.

     Selling, General and Administrative Expenses

      Selling, general and administrative expenses in the second quarter of fiscal 2000 increased 13.7%, or $1.2 million, to $10.1 million from $8.9 million in the second quarter of fiscal 1999, primarily due to expenses related to an increase in variable costs commensurate with increased sales volume, and personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

      Selling, general and administrative costs, as a percentage of net revenue, decreased approximately 1.4 percentage points in the second quarter of fiscal 2000 relative to the second quarter of fiscal 1999, primarily due to the divesture and license of 13 non-strategic products which had higher selling, general and administrative costs as a percentage of sales than the Company’s prescription products.

     Research and Development Expenses

      Research and development expenses in the second quarter of fiscal 2000 increased 45.0%, or $0.3 million, to $1.0 million from $0.7 million in the second quarter of fiscal 1999, primarily due to expenses associated with the clinical support of the Company’s existing products.

     Depreciation and Amortization Expenses

      Depreciation and amortization expenses in the second quarter of fiscal 2000 increased 36.8%, or $0.5 million, to $1.8 million from $1.3 million in the second quarter of fiscal 1999, primarily due to amortization of the intangible assets associated with the Company’s acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

     In-Process Research and Development

      The Company recorded a $9.5 million charge to operations as in-process research and development during the second quarter of fiscal 1999 as part of the allocated purchase price of the acquisition from HMR. The amounts allocated to in-process research and development were based upon independent appraisals.

     Operating Income

      Operating income during the second quarter of fiscal 2000 increased 523.3%, or $11.7 million, to $13.9 million from $2.2 million in the second quarter of fiscal 1999. Absent the special charge to operations for in-process research and development in the second quarter of fiscal 1999, operating income increased 18.8%, or $2.2 million, to $13.9 million from $11.7 million in the second quarter of fiscal 1999. This increase was primarily a result of higher sales volumes and consistent operating expenses as a percentage of net revenues from the second quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

     Interest Income (Expense)

      Interest income in the second quarter of fiscal 2000 increased $0.8 million, to $3.3 million from $2.5 million in the second quarter of fiscal 1999 primarily due to higher cash, cash equivalent and short-term investment balances in the second quarter of fiscal 2000. The increased balances are primarily the result of the Company’s cash flow from operations and proceeds from the divestiture of the Company’s non-strategic products offset by the $22.0 million paid in November 1999 to HMR.

      Interest expense in the second quarter of fiscal 2000 increased $582,000, to $585,000 from $3,000 in the second quarter of fiscal 1999, primarily as a result of imputed interest of $584,000 related to the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

     Income Tax Expense

      Income tax expense during the second quarter of fiscal 2000 increased $4.6 million, to $6.1 million, from $1.5 million in the second quarter of fiscal 1999. The provision for income taxes recorded for the second quarter of fiscal 2000 reflects management’s estimate of the effective tax rate. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The increase in income tax expense in the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999, is primarily due to an increase in pre-tax income. The second quarter of fiscal 1999 also includes a charge for in-process research and development which represents a tax benefit to the Company and is deducted to reach pre-tax income.

     Net Income

      Net income during the second quarter of fiscal 2000 increased approximately 229.5%, or $7.3 million, to $10.5 million from $3.2 million from the second quarter of fiscal 1999. The increase is a result of the $9.5 million charge to operating expenses in the second quarter of fiscal 1999 for in-process research and development. Absent the tax-effected special charge for in-process research and development in fiscal 1999, net income increased approximately 16.8%, or $1.5 million, to $10.5 million from $9.0 million in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The increase is primarily attributable to an increase in sales volumes and higher interest income balances due to higher cash balances.

  Six Months Ended December 31, 1999 Compared to the Six Months Ended December 31, 1998

     Net Revenue

      Net revenues for the six months ended December 31, 1999 (the “2000 six months”) increased 23.2% or $12.2 million, to $65.0 million from $52.8 million for the six months ended December 31, 1998 (the “1999 six months”) primarily as a result of revenue growth associated with the DYNACIN®, TRIAZ® and OVIDE® products. The increase also relates to a full six months of revenue associated with LOPROX®, TOPICORT® and A/T/S® which were acquired in November 1998 and BUPHENYL® which was acquired in April 1999.

     Gross Profit

      Gross profit in the 2000 six months increased 23.4%, or $10.0 million, to $52.8 million from $42.8 million in the 1999 six months. As a percentage of net revenue, gross profit increased 0.2 percentage points to 81.2% in the 2000 six months from 81.0% in the 1999 six months. Gross profit remained consistent primarily as a result of revenue associated with LOPROX®, LUSTRA®, LIDEX® and the BUPHENYL® products, which enjoy higher gross profit percentages than the Company’s other products, as well as the divesture and license of 16 non-strategic products in fiscal 1999 which consisted primarily of products which had a lower gross profit percentage than the Company’s other products.

     Selling, General and Administrative Expenses

      Selling, general and administrative expenses in the 2000 six months increased 13.2%, or $2.3 million, to $20.0 million from $17.7 million in the 1999 six months. The increase is primarily due to an increase in selling, general and administrative expenses related to personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

      Selling, general and administrative costs, as a percentage of net revenues, decreased 2.7 percentage points in the 2000 six months compared to the 1999 six months primarily due to the divesture and license of 16 non-strategic products which had higher selling, general and administrative costs as a percentage of net revenue than the Company’s prescription products.

     Research and Development Expenses

      Research and development expenses in the 2000 six months increased 117.7% or $1.4 million, to approximately $2.6 million, from $1.2 million in the 1999 six months primarily due to the timing of various research and development projects and expenses associated with the clinical support of the Company’s existing products.

     Depreciation and Amortization Expenses

      Depreciation and amortization expenses in the 2000 six months increased 53.5%, or $1.2 million, to $3.5 million from $2.3 million in the 1999 six months primarily due to amortization of the intangible assets associated with the Company’s acquisition of the LOPROX®, TOPICORT® and A/T/S® products in November 1998.

     In-Process Research and Development

      The Company recorded a $9.5 million charge to operations as in-process research and development during the 1999 six months as part of the allocated purchase price of the acquisition from HMR. The amounts allocated to in-process research and development were based upon independent appraisals.

     Operating Income

      Operating income in the 2000 six months increased $14.6 million, to $26.6 million from $12.0 million in the 1999 six months primarily as a result of the $9.5 million charge to operations for in-process research and development as part of the allocated purchase price of the acquisition from HMR. Absent special charges, operating income in the 2000 six months increased 23.4%, or $5.1 million, to $26.6 from $21.5 million in the 1999 six months as a result of higher sales volume.

     Interest Income (Expense)

      Interest income in the 2000 six months increased 18.6%, or $1.0 million to $6.6 million from approximately $5.6 million in the 1999 six months, primarily due to higher cash, cash equivalent and short-term investment balances in the 2000 six months which were generated from cash flow from operations and proceeds from the divesture of non-strategic products in June 1999.

      Interest expense in the 2000 six months increased $1.3 million to $1.3 million from $10,000 in the 1999 six months, primarily as a result of imputed interest of $1.3 million related to the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

     Income Tax Expense

      Income tax expense in the 2000 six months increased 85.4%, or $5.5 million, to $11.8 million from $6.3 million in the 1999 six months. The provision for income taxes recorded for the 2000 six months reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The increase in income tax expense in the 2000 six months as compared to the 1999 six months is due to an increase in pre-tax income. The increase in pre-tax income is primarily due to the absence of the $9.5 million charge to operations for in-process research and development in the 1999 six months as a result of the acquisition of products from HMR.

     Net Income

      Net income in the 2000 six months increased approximately $8.8 million to $20.1 million from $11.3 million in the 1999 six months. This increase is primarily a result of the absence of the $9.5 million charge to operating expenses for in-process research and development. Absent tax-effected special charges, net income in the 2000 six months increased 17.9%, or $3.0 million, to $20.1 million from $17.1 million in the 1999 six months as a result of an increase in sales volume and an increase in net interest income.

  Liquidity and Capital Resources

      Net cash provided by operating activities for the 2000 six months increased $8.1 million, to $18.0 million, from $9.9 million in the 1999 six months. The increase was primarily attributable to the reduction in accounts receivable balances and an increase in net income offset by changes in income taxes payable and other current liabilities.

      Net cash used in investing activities for the 2000 six months decreased $56.4 million, to $28.9 million, from $85.3 million in the 1999 six months. The change is primarily due to proceeds received from the sale of product rights to Bioglan and the fluctuation of the available-for-sale investments.

      Net cash provided by financing activities decreased $0.9 million, to $1.5 million, from $2.4 million. This change in financing activities primarily relates to a change in stock option proceeds.

      In accordance with various manufacturing agreements, the Company is required to provide manufacturers with pro forma estimated production requirements by product and in accordance with minimum production runs. From time to time, the Company may not take possession of all merchandise which has been produced by the manufacturer. However, the Company records its obligation to the manufacturer at the time the finished goods inventory is completed.

      Inflation did not have a significant impact on the results of the Company during the 2000 six months.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      On November 16, 1999, the Company held its 1999 Annual Meeting of Shareholders (the “Annual Meeting”). The holders of 24,700,745 shares of Class A Common Stock and 422,962 shares Class B Common Stock were present in person or represented by proxy at the meeting. At the Annual Meeting the Company’s shareholders approved the following:

1) Election of Directors

The shareholders elected the following persons to serve as directors of the Company for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

		Number of
		Votes for Which
	Number of	Proxy Withheld
	Votes for	Authority

Peter S. Knight	28,793,271	137,094

Spencer Davidson	28,793,271	137,094

2) Approve the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2000. Votes were cast as follows:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining

28,904,835	14,196	11,334

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

No. 27.1 Financial Data Schedule

(see Note 6 to the Notes to the Condensed Consolidated Financial Statements incorporated herein for computation of per common share results.)

      (b)  No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: 2/14/00	By: /s/ JONAH SHACKNAI Jonah Shacknai Chairman and Chief Executive Officer

Date: 2/14/00	By: /s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr. Chief Financial Officer Corporate Secretary and Treasurer

Exhibit Index

Ex-27.1	Financial Data Schedule