Form 10-Q
period 2000-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2000-05-15
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      or the transition period from ____________ to _____________

Commission file number   0-18443

MEDICIS PHARMACEUTICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1574808 (I.R.S. Employer Identification No.)

8125 North Hayden Road
  Scottsdale, AZ 85258-2463
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

YES   X   NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2000
Class A Common Stock $.014 Par Value	28,907,884

Class B Common Stock $.014 Par Value	422,962

MEDICIS PHARMACEUTICAL CORPORATION

Page

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999	3

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2000 and 1999	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2000 and 1999	6

Notes to the Condensed Consolidated Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II. OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K	20

SIGNATURE	21

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2000	June 30, 1999

Assets

Current assets:

Cash and cash equivalents	$120,144,866	$87,718,718

Short-term investments	155,783,587	149,585,195

Accounts receivable, net	31,129,473	31,582,935

Inventories, net	8,923,064	7,273,142

Deferred tax assets	3,736,669	4,525,085

Note receivable	—	39,100,000

Accrued interest income	2,199,488	2,656,219

Other current assets	16,608,994	12,978,945

Total current assets	338,526,141	335,420,239

Property and equipment, net	1,693,091	1,704,663

Intangible assets:

Intangible assets related to

acquisitions	148,822,520	137,508,154

Other intangible assets	973,414	973,414

Less: accumulated amortization	14,460,957	9,505,319

Net intangible assets	135,334,977	128,976,249

Other non-current assets	1,119,483	1,237,195

	$476,673,692	$467,338,346

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2000	June 30, 1999

Liabilities

Current liabilities:

Accounts payable	$7,906,181	$9,346,244

Notes payable	—	100,000

Accrued incentives	1,284,421	2,739,245

Accrued royalties	185,422	1,697,439

Income taxes payable	—	10,659,944

Short-term contract obligation	22,000,000	22,000,000

Other accrued liabilities	8,250,159	10,437,052

Total current liabilities	39,626,183	56,979,924

Long-term liabilities:

Other non-current liabilities	97,622	130,278

Long-term contract obligation	14,467,196	34,716,456

Deferred tax liability	2,727,956	1,935,272

Stockholders’ equity

Preferred Stock, $0.01 par value, shares authorized: 5,000,000; no shares issued	—	—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 28,907,884 and 28,239,269 at March 31, 2000 and at June 30, 1999, respectively	404,710	395,350

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at March 31, 2000 and at June 30, 1999, respectively	5,921	5,921

Additional paid-in capital	366,946,265	352,155,845

Accumulated other comprehensive loss	(270,771)	(465,784)

Accumulated earnings	52,668,610	21,485,084

Total stockholders’ equity	419,754,735	373,576,416

	$476,673,692	$467,338,346

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2000	1999	2000	1999

Net revenues	$35,048,588	$30,182,792	$100,071,337	$82,980,347

Operating costs and expenses:

Cost of product revenue	6,322,792	5,024,787	18,548,160	15,048,458

Selling, general and administrative	11,324,217	9,455,013	31,395,852	27,188,347

Research and development	815,339	710,195	3,437,707	1,914,813

In-process research and development	—	—	—	9,500,000

Depreciation and amortization	1,936,678	1,573,834	5,475,945	3,879,629

Operating costs and expenses	20,399,026	16,763,829	58,857,664	57,531,247

Operating income	14,649,562	13,418,963	41,213,673	25,449,100

Interest income	3,361,827	2,762,959	9,999,268	8,720,165

Interest expense	(446,407)	(726,120)	(1,760,983)	(1,096,731)

Gain on sale of assets	—	7,135,932	—	7,135,932

Income before taxes	17,564,982	22,591,734	49,451,958	40,208,466

Income tax expense	(6,502,467)	(8,616,983)	(18,268,435)	(14,963,088)

Net income	$11,062,515	$13,974,751	$31,183,523	$25,245,378

Basic net income per common share	$0.38	$0.49	$1.08	$0.89

Diluted net income per common share	$0.36	$0.47	$1.03	$0.86

Shares used in computing basic net income per common share	29,163,640	28,575,688	28,914,072	28,336,602

Shares used in computing diluted net income per common share	30,967,048	29,811,235	30,269,991	29,471,262

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	March 31, 2000	March 31, 1999

Net income	$31,183,523	$25,245,378

Adjustments to reconcile net income to net cash provided by operating activities:

In-process research and development	—	9,500,000

Gain on sale of assets	—	(7,135,932)

Minority interest	—	50,934

Depreciation and amortization	5,475,945	3,879,629

Provision for doubtful accounts	—	150,000

Deferred income tax expense (benefit)	1,581,100	(3,523,302)

Other non-cash expenses	9,250	10,000

Loss on sale of available-for-sale investments	26,568	14,682

Accretion of premium (discount) on investments	283,287	(259,271)

Accretion of discount on contract obligation	1,750,740	1,080,377

Changes in operating assets and liabilities (net of acquired amounts):

Inventories	(259,909)	(1,549,939)

Accounts receivable	453,462	(6,370,295)

Accounts payable	(1,440,063)	989,598

Income taxes payable	(3,431,618)	8,167,577

Other current liabilities	(6,110,393)	(8,640,940)

Other current assets	(2,292,339)	4,655,677

Net cash provided by operating activities	27,229,553	26,264,173

Cash flows from investing activities:

Purchase of property and equipment	(508,735)	(585,303)

Proceeds from sale of intangible assets	39,100,000	9,849,970

Payments for purchase of product rights	(34,628,699)	(25,726,678)

Decrease in other assets	117,712	347,224

Purchase of available-for-sale investments	(138,083,033)	(162,579,569)

Sale of available-for-sale investments	27,234,493	33,415,086

Maturity of available-for-sale investments	104,522,652	80,150,000

Net cash used in investing activities	(2,245,610)	(65,129,270)

Cash flows from financing activities:

Proceeds from the exercise of stock options	7,562,204	3,735,843

Payment of notes payable	(100,000)	—

Change in other non-current liabilities	(32,656)	(1,194)

Net cash provided by financing activities	7,429,548	3,734,649

Effect of foreign currency exchange rate on cash and cash equivalents	12,657	(100,335)

Net increase (decrease) in cash and cash equivalents	32,426,148	(35,230,783)

Cash and cash equivalents at beginning of period	87,718,718	147,411,127

Cash and cash equivalents at end of period	$120,144,866	$112,180,344

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000

1. ORGANIZATION AND BASIS OF PRESENTATION

Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) is the leading independent pharmaceutical company in the United States offering prescription products and an over-the-counter (“OTC”) product primarily for the treatment of dermatological conditions. The Company has built its business by successfully introducing new prescription products as well as acquiring rights to manufacture and sell certain dermatological products pursuant to several license and asset purchase agreements. The Company sells these products for use in various segments of the skin care market, including acne, acne-related conditions, fungal infections, psoriatic conditions, inflammatory skin conditions, pediculosis and pigmentation disorders. The Company derives a majority of its revenue from sales of the DYNACIN®, TRIAZ®, LOPROX® and LUSTRA® products (the “Key Products”).

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

2. COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2000 (“the third quarter of fiscal 2000”) and the nine months ended March 31, 2000 was $11.1 million and $31.4 million, respectively. Total comprehensive income for the three months ended March 31, 1999 (“the third quarter of fiscal 1999”) and the nine months ended March 31, 1999 was $13.4 million and $24.9 million, respectively.

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

5. EARNINGS PER SHARE

The following table sets forth all computations of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2000	1999	2000	1999

	(in thousands, except per share data)
Numerator:

Net income	$11,063	$13,975	$31,184	$25,245

Denominator for basic net income per common share	29,164	28,576	28,914	28,337

Effect of dilutive securities:

Stock options	1,803	1,235	1,356	1,134

Denominator for diluted net income per common share	30,967	29,811	30,270	29,471

Basic net income per common share	$0.38	$0.49	$1.08	$0.89

Diluted net income per common share	$0.36	$0.47	$1.03	$0.86

Options to purchase 2,199 and 102,327 shares of common stock at prices ranging from $45.69 to $49.50 and $35.50 to $49.50 per share were outstanding for the three and nine months ended March 31, 2000, respectively. These were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

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

7. INVENTORIES

Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in-first-out method. Inventories, net of reserves, at March 31, 2000 and June 30, 1999, consist of the following:

	March 31, 2000	June 30, 1999

Raw materials	$2,826,008	$1,799,082

Finished goods	6,097,056	5,474,060

Total inventories	$8,923,064	$7,273,142

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

At March 31, 2000, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $5.7 million increase to equity with a corresponding $5.7 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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

Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis has achieved a leading position in branded prescription products for the treatment of acne, acne-related conditions, dyschromias and hyperpigmentation disorders and also offers the leading OTC fade cream product in the United States. The Company has built its business by successfully introducing prescription products such as DYNACIN® and TRIAZ® for the treatment of acne, LUSTRA®, for the treatment of skin dyschromias and photoaging, as well as by marketing ESOTERICA®, an OTC fade cream product line. In addition, Medicis has acquired the dermatological products LOPROX®, TOPICORT® and A/T/S® from Hoechst Marion Roussel, Inc. In December 1999, Aventis S.A. (“Aventis”) was formed through the merger of Hoechst Marion Roussel A.G. of Germany and Rhone-Poulenc S.A. of France. Medicis’ continuing obligation under the product acquisition is with Aventis. Medicis also acquired LIDEX® and SYNALAR® corticosteroid product lines from Syntex USA, Inc. (“Syntex”). The Company derives a majority of its revenues from sales of the DYNACIN® products, as well as TRIAZ®, LOPROX® and LUSTRA® products (together with DYNACIN®, the “Key Products”).

The Company derives a majority of its revenue from sales of the Key Products. The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products, individually or collectively, could have a material adverse effect on the Company’s business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; the introduction of generic “non-branded” pharmaceutical products which claim to offer equivalent therapeutic benefits to conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; changes in the prescribing practices of physicians; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents and other rights or other factors.

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

The Company plans to spend substantial amounts of capital to continue the acquisition of and the research and development of pharmaceutical products. Actual expenditures will depend upon the Company’s financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenues will fluctuate from period to period. The Company can give no assurance that the research and development projects will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval may be necessary.

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

      Results of Operations

The following table sets forth certain data, as a percentage of net revenues for the periods indicated.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2000	1999	1998	2000	1999	1998

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross profit	82.0	83.4	82.3	81.5	81.9	82.1

In-process research and development	—	—	—	—	(11.4)	(66.3)

Operating expenses (1)	(40.2)	(38.9)	(43.8)	(40.3)	(39.7)	(45.0)

Operating income (loss)	41.8	44.5	38.5	41.2	30.8	(29.2)

Interest income, net	8.4	6.7	8.4	8.3	9.2	7.5

Gain on sale of assets	—	23.6	—	—	8.6	—

Income tax expense	(18.6)	(28.5)	(18.3)	(18.3)	(18.0)	(17.4)

Net income (loss)	31.6%	46.3%	28.6%	31.2%	30.6%	(39.1)%

(1)	Excludes special charge for in-process research and development

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

      Net Revenues

Net revenues for the three months ended March 31, 2000 (the “third quarter of fiscal 2000”) increased 16.1%, or $4.9 million, to $35.0 million from $30.2 million for the three months ended March 31, 1999 (the “third quarter of fiscal 1999”). The Company’s net revenue increased in the third quarter of fiscal 2000 primarily as a result of the continued growth of the DYNACIN®, LOPROX®, TRIAZ® and LUSTRA® products and the addition of BUPHENYL™, the Ucyclyd Pharma Inc. product line. The Company acquired the LOPROX® product line in November 1998 and the BUPHENYL™ products in April 1999. In fiscal 1999, the Company divested and licensed 16 non-strategic products to Bioglan Pharma, plc (“Bioglan”). Net revenue associated with those non-strategic products in the third quarter of fiscal 1999 was $4.2 million.

      Gross Profit

Gross profit during the third quarter of fiscal 2000 increased 14.2%, or $3.6 million, to $28.7 million from $25.2 million in the third quarter of fiscal 1999. As a percentage of net revenue, gross profit decreased to 82.0% in the third quarter of fiscal 2000 from 83.4% in the third quarter of fiscal 1999. This decrease was primarily due to increased sales of the Company’s DYNACIN® products which have a lower gross profit due to escalating royalties which are included in cost of goods sold.

      Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 2000 increased 19.8%, or $1.9 million, to $11.3 million from $9.5 million in the third quarter of fiscal 1999, primarily due to expenses related to an increase in variable costs commensurate with increased sales volume, and personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

Selling, general and administrative costs, as a percentage of net revenue, increased approximately 1.0 percentage point in the third quarter of fiscal 2000 relative to the third quarter of fiscal 1999, primarily due to an increase in personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions.

      Research and Development Expenses

Research and development expenses in the third quarter of fiscal 2000 increased 14.8%, or $0.1 million, to $0.8 million from $0.7 million in the third quarter of fiscal 1999, primarily due to expenses associated with the clinical support of the Company’s existing products.

      Depreciation and Amortization Expenses

Depreciation and amortization expenses in the third quarter of fiscal 2000 increased 23.1%, or $0.4 million, to $1.9 million from $1.6 million in the second quarter of fiscal 1999, primarily due to amortization of the intangible assets associated with the Company’s acquisition of the BUPHENYL™ and VECTRIN® products.

      Operating Income

Operating income during the third quarter of fiscal 2000 increased 9.2%, or $1.2 million, to $14.6 million from $13.4 million in the third quarter of fiscal 1999. This increase was primarily a result of higher sales volumes and consistent operating expenses as a percentage of net revenues from the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

      Interest Income (Expense)

Interest income in the third quarter of fiscal 2000 increased 21.7% or $0.6 million, to $3.4 million from $2.8 million in the third quarter of fiscal 1999 primarily due to higher cash, cash equivalent and short-term investment balances in the third quarter of fiscal 2000. The increased balances are primarily the result of the Company’s cash flows from operations and proceeds from the divestiture of the Company’s non-strategic products, offset by the $22.0 million paid in November 1999 to Aventis and the payments made in association with the acquisition of the BUPHENYL™ and VECTRIN® products.

Interest expense in the third quarter of fiscal 2000 decreased 38.5% or $280,000, to $446,000 from $726,000 in the third quarter of fiscal 1999, primarily due to a decrease in imputed interest of $274,000. This decrease is a direct result of the $22.0 million paid in

November 1999 to Aventis, which reduced the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

      Income Tax Expense

Income tax expense during the third quarter of fiscal 2000 decreased 24.5% or $2.1 million, to $6.5 million, from $8.6 million in the third quarter of fiscal 1999. The provision for income taxes recorded for the third quarter of fiscal 2000 reflects management’s estimate of the effective tax rate. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The decrease in income tax expense in the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999, is due to a decrease in pre-tax income. The decrease in pre-tax income is primarily due to a $7.1 million gain recognized on the sale of nine products to Bioglan in the third quarter of fiscal 1999 offset by increased sales volume in the third quarter of fiscal 2000.

      Gain on Sale of Intangible Assets

In the third quarter of fiscal 1999 the Company recognized a gain of $7.1 million, $4.3 million net of tax, on the sale of nine products to Bioglan for $10.9 million in cash and certain technologies that may further enhance the Company’s research and development pipeline. The products included in the sale were: A-FIL®, AFIRM®, BENZASHAVE®, BETA-LIFTx®, METED®, PRAMEGEL®, PACKER’S TAR SOAP®, THERAMYCIN Z® and TEXACORT®.

      Net Income

Net income during the third quarter of fiscal 2000 decreased approximately 20.8%, or $2.9 million, to $11.1 million from $14.0 million from the third quarter of fiscal 1999. The decrease is a result of the gain of $7.1 million, $4.3 million net of tax, on the sale of nine products to Bioglan in the third quarter of 1999. Absent the tax-effected gain on the sale of assets in fiscal 1999, net income increased approximately 14.1%, or $1.4 million, to $11.1 million from $9.7 million in the third quarter of fiscal 2000, compared to the third quarter of fiscal 1999. Net income in the 3rd quarter of fiscal 1999 includes net income from the divested brands. The increase is primarily attributable to an increase in sales volumes and higher interest income balances due to higher cash balances.

Nine Months Ended March 31, 2000 Compared to the Nine Months Ended March 31, 1999

      Net Revenues

Net revenues for the nine months ended March 31, 2000 (the “2000 nine months”) increased 20.6%, or $17.1 million, to $100.1 million from $83.0 million for the nine months ended March 31, 1999 (the “1999 nine months”) primarily as a result of revenue growth associated with the DYNACIN®, TRIAZ® and OVIDE® products. The increase also relates to a full nine months of revenue associated with LOPROX®, TOPICORT® and A/T/S® which were acquired in November 1998 and BUPHENYL™ which was acquired in April 1999. In fiscal 1999, the Company divested and licensed 16 non-strategic products to Bioglan. Net revenue associated with these products for the 1999 nine months was $17.6 million.

      Gross Profit

Gross profit in the 2000 nine months increased 20.0%, or $13.6 million, to $81.5 million from $67.9 million in the 1999 nine months. As a percentage of net revenue, gross profit decreased 0.4 percentage points to 81.5% in the 2000 nine months from 81.9% in the 1999 nine months. Gross profit remained consistent primarily as a result of revenue associated with LOPROX®, LUSTRA®, LIDEX® and BUPHENYL™, which enjoy higher gross profit percentages than the Company’s other products, as well as the divesture and license of 16 non-strategic products in fiscal 1999, which consisted primarily of products which had a lower gross profit percentage than the Company’s other products.

      Selling, General and Administrative Expenses

Selling, general and administrative expenses in the 2000 nine months increased 15.5%, or $4.2 million, to $31.4 million from $27.2 million in the 1999 nine months. The increase is primarily due to an increase in selling, general and administrative expenses related to personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

Selling, general and administrative costs, as a percentage of net revenues, decreased 1.4 percentage points in the 2000 nine months compared to the 1999 nine months primarily due to the divesture and license of 16 non-strategic products which had higher selling, general and administrative costs as a percentage of net revenue than the Company’s prescription products.

      Research and Development Expenses

Research and development expenses in the 2000 nine months increased 79.5%, or $1.5 million, to approximately $3.4 million, from $1.9 million in the 1999 nine months primarily due to the timing of various research and development projects and expenses associated with the clinical support of the Company’s existing products.

      Depreciation and Amortization Expenses

Depreciation and amortization expenses in the 2000 nine months increased 41.1%, or $1.6 million, to $5.5 million from $3.9 million in the 1999 nine months primarily due to amortization of the intangible assets associated with the Company’s acquisition of the LOPROX®, TOPICORT® and A/T/S® products in November 1998, the BUPHENYL™ products in April 1999 and the VECTRIN® products in September 1999.

      In-Process Research and Development

The Company recorded a $9.5 million charge to operations as in-process research and development during the 1999 nine months as part of the allocated purchase price of the acquisition from Aventis. The amounts allocated to in-process research and development were based upon independent appraisals.

      Operating Income

Operating income in the 2000 nine months increased $15.8 million, to $41.2 million from $25.4 million in the 1999 nine months primarily as a result of the $9.5 million charge to operations for in-process research and development as part of the allocated purchase price of the acquisition from Aventis. Absent special charges, operating income in the 2000 nine months increased 17.9%, or $6.3 million, to $41.2 from $34.9 million in the 1999 nine months as a result of higher sales volume.

      Interest Income (Expense)

Interest income in the 2000 nine months increased 14.7%, or $1.3 million to $10.0 million from approximately $8.7 million in the 1999 nine months, primarily due to higher cash, cash-equivalent and short-term investment balances in the 2000 nine months which were generated from cash flows from operations and proceeds from the divesture of non-strategic products in fiscal 1999, offset by the $22.0 million paid in November 1999 to Aventis and the payments made in association with the acquisition of the BUPHENYL™ and VECTRIN® products.

Interest expense in the 2000 nine months increased 60.6%, or $0.7 million to $1.8 million from $1.1 million in the 1999 nine months, primarily as a result of an increase in imputed interest of $0.7 million related to the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

      Income Tax Expense

Income tax expense in the 2000 nine months increased 22.1%, or $3.3 million, to $18.3 million from $15.0 million in the 1999 nine months. The provision for income taxes recorded for the 2000 nine months reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The increase in income tax expense in the 2000 nine months, as compared to the 1999 nine months, is due to an increase in pre-tax income. The increase in pre-tax income is primarily due to the increased sales volumes in the 2000 nine months offset by selling, general and administrative expenses.

      Gain on Sale of Intangible Assets

In the third quarter of fiscal 1999 the Company recognized a gain of $7.1 million, $4.3 million net of tax, on the sale of nine products to Bioglan for $10.85 million in cash and certain technologies that may further enhance the Company’s research and development pipeline. The products included in the sale were: A-FIL®, AFIRM®, BENZASHAVE®, BETA-LIFTx®, METED®, PRAMEGEL®, PACKER’S TAR SOAP®, THERAMYCIN Z® and TEXACORT®.

      Net Income

Net income in the 2000 nine months increased approximately 23.5%, or $5.9 million to $31.2 million from $25.3 million in the 1999 nine months. This increase is primarily a result of increased sales volumes in the 2000 nine months offset by selling, general and administrative expenses. Net income in the 1999 nine months includes net income from the divested brands. Absent tax-effected special charges, net income in the 2000 nine months increased 16.5%, or $4.4 million, to $31.2 million from $26.8 million in the 1999 nine months as a result of an increase in sales volume and an increase in net interest income.

      Liquidity and Capital Resources

Net cash provided by operating activities for the 2000 nine months increased $1.0 million to $27.2 million from $26.2 million in the 1999 nine months. The increase was primarily attributable to an increase in net income offset by changes in operating assets and liabilities.

Net cash used in investing activities for the 2000 nine months decreased $62.9 million, to $2.2 million, from $65.1 million in the 1999 nine months. The change is primarily due to the $39.1 million in proceeds received from the sale of product rights to Bioglan and the fluctuation of the available-for-sale investments.

Net cash provided by financing activities increased $3.7 million, to $7.4 million, from $3.7 million. This change in financing activities primarily relates to a change in stock option proceeds.

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

Inflation did not have a significant impact on the results of the Company during the 2000 nine months.

      Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      No. 27.1 Financial Data Schedule

(See Note 5 to the Notes to the Condensed Consolidated Financial Statements incorporated herein for computation of per common share results.)

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: 5/15/00	By: /s/ Jonah Shacknai Jonah Shacknai Chairman and Chief Executive Officer

Date: 5/15/00	By: /s/ Mark A. Prygocki, Sr. Mark A. Prygocki, Sr. Chief Financial Officer, Corporate Secretary and Treasurer