Form 10-K
period 2000-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2000-09-28
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission File Number 0-18443

MEDICIS PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of Incorporation or organization)	52-1574808 (I.R.S. Employer Identification No.)
8125 North Hayden Road, Scottsdale, Arizona (Address of principal executive office)	85258-2463 (Zip Code)

Registrant’s telephone number, including area code:  (602) 808-8800

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

      The aggregate market value of the voting stock held on September 20, 2000 by non-affiliates of the registrant was $1,351,210,993 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s Common Stock, without conceding that such persons are “affiliates” of the Registrant for purposes of the federal securities laws). As of September 20, 2000, there were 29,996,140 outstanding shares of Class A Common Stock $0.014 par value and 422,962 shares of Class B Common Stock $0.014 par value.

Documents incorporated by reference:

      Portions of the Proxy Statement for the Registrant’s 2000 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I

      This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements which involve risks and uncertainties. The actual results of Medicis Pharmaceutical Corporation (together with its wholly-owned subsidiaries, the “Company” or “Medicis”) could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below in Item 1 in this Form 10-K under the heading “Additional Factors That May Affect Future Results” and in the Company’s other Securities and Exchange Commission filings.

Item 1:  Business

      Medicis is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, rosacea, antifungals, eczema, hyperpigmentation, pediculosis (head lice), psoriasis, seborrheic dermatitis, and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from intensive research and development efforts; (3) acquiring complementary strategic products, businesses and technologies; and (4) collaborating with other companies.

      Medicis derives a majority of its revenue from sales of its DYNACIN®, TRIAZ®, LIDEX®, LUSTRA®, LUSTRA-AF™, LOPROX® and TOPICORT® products (the “Key Products”).

PRINCIPAL PRODUCTS AND PRODUCT LINES

      The Company’s primary products include the prescription brands DYNACIN® (minocycline HCl), TRIAZ® (benzoyl peroxide), LOPROX® (ciclopirox), LUSTRA® and LUSTRA-AF™ (hydroquinone), OVIDE® (malathion), PLEXION™ (sodium sulfacetamide/sulfur), LIDEX® (fluocinonide), SYNALAR® (fluocinolone acetonide), TOPICORT® (desoximetasone), BUPHENYL™ (sodium phenylbutyrate), a prescription product indicated in the treatment of Urea Cycle Disorder, and the over-the-counter brand ESOTERICA®.

PRESCRIPTION PHARMACEUTICALS

      The Company primarily focuses its pharmaceutical sales efforts on prescription products for the treatment of acne, acne-related conditions, rosacea, fungal infections, psoriasis, seborrheic dermatitis and skin hyperpigmentation. The Company’s principal branded pharmaceutical products are described below.

      DYNACIN® is an oral, systemic antibiotic, available in 50-mg., 75-mg. and 100-mg. dosage forms, and is prescribed as an adjunctive therapy in the treatment of severe acne. DYNACIN® is the number one brand of minocycline prescribed for the treatment of severe acne. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, minocycline and doxycycline. Minocycline, the active ingredient in DYNACIN®, is widely prescribed for the treatment of acne for several reasons. It has a more convenient schedule of one or two doses per day as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline require ingestion on an empty stomach and may increase patient sensitivity to sunlight, creating a greater risk of sunburn. Moreover, the other forms of tetracycline, including doxycycline, have been reported to often cause gastric irritation. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Studies suggest that bacterial resistance to erythromycin, doxycycline and tetracycline exceeds 50%, while the bacteria showed virtually no resistance to minocycline. The Company believes the retail price of DYNACIN® products is approximately 30% lower than the average reported retail price of a competing branded minocycline product, Minocin®, while selling at approximately 25% to 30% higher than the average reported retail price of generic minocycline. DYNACIN® was launched in the second quarter of the fiscal year ended June 30, 1993 with 50-mg.

and 100-mg. dosage forms available. The Company launched DYNACIN® in 75-mg. dosage form in the fourth quarter of the fiscal year ended June 30, 1999 (“fiscal 1999”). The Company has a manufacturing and supply agreement with Schein Pharmaceutical, Inc. (“Schein”) for the supply of DYNACIN®.

      TRIAZ® is an internally developed, patented, topical therapy prescribed for the treatment of all forms and varying degrees of acne, and is available as a gel or cleanser in three concentrations. The combined sales of topically applied prescription acne products were in excess of $500 million in the United States in 1996. TRIAZ® is currently the leading branded prescription benzoyl peroxide product in dermatology. While other topical acne treatments including Cleocin-T® and Benzamycin® are generally effective, TRIAZ® offers advantages over each product, including improved stability, greater convenience of use, reduced cost and fewer side effects. The Company believes the average reported retail price of TRIAZ® is less than that of either Cleocin-T® or Benzamycin®. TRIAZ® products are manufactured using the active ingredient benzoyl peroxide in a patented vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. Glycolic acid is believed by the Company to enhance the effectiveness of benzoyl peroxide by exfoliating the outer layer of the skin, and zinc lactate is believed by the Company to act to reduce the appearance of inflammation and irritation often associated with acne. TRIAZ® was developed by the Company’s research and development department and was introduced in the second quarter of the fiscal year ended June 30, 1996. The Company has patents and certain licensed patent rights covering varying aspects of TRIAZ®. TRIAZ® products are manufactured to the Company’s specifications on a purchase order basis by West Pharmaceutical Services Lakewood, Inc. (“West Pharmaceutical Services”) and in accordance with a supply agreement with Contract Pharmaceuticals, Limited (“Contract Pharmaceuticals”).

      LUSTRA® and LUSTRA-AF™ are internally developed, patented, topical therapies prescribed for the treatment of ultra-violet induced skin discolorations and hyperpigmentation usually associated with the use of oral contraceptives, pregnancy, hormone replacement therapy, sun damage and superficial trauma. Both LUSTRA® and LUSTRA-AF™ contain 4% hydroquinone in a patented vehicle containing glycolic acid in an anti-oxidant complex. LUSTRA® is second in market share only to LUSTRA-AF™, the leading prescription topical treatment for dyschromia and hyperpigmentation. In controlled clinical trials sponsored by the Company in 1998, LUSTRA® demonstrated a reduction in pigmented lesions in a two-week period with statistically significant performance over the competing brands Solaquin Forte® and Melanex®. The Company started shipping LUSTRA® to wholesalers in February 1998. LUSTRA-AF™, a line extension of LUSTRA®, containing broad-spectrum UVA and UVB sunscreen agents, was introduced to the market in the fourth quarter of fiscal 1999. LUSTRA® and LUSTRA-AF™ are manufactured in accordance with a manufacturing agreement with Contract Pharmaceuticals.

      LOPROX® cream 0.77% and lotion 0.77% are both broad-spectrum prescription antifungal agents indicated for the topical treatment of tinea pedis, tinea corporis, tinea cruris, tinea versicolor and cutaneous candidiasis. In the second quarter of fiscal 2000, the Company received FDA approval to market LOPROX® Gel (0.77% ciclopirox) for the treatment of seborrheic dermatitis and fungal infections. Currently, LOPROX® Gel is the only gel approved in the United States for seborrheic dermatitis. Currently, LOPROX® is the only hydroxypyridone antifungal agent available in the United States. LOPROX® works with a unique mode of action that has been shown to have fungistatic and fungicidal properties, and enhanced penetration. The Company believes this unique mode of action makes LOPROX® an appropriate choice for topical treatment alone, or as concomitant treatment with an oral antifungal. For these reasons, the Company believes LOPROX® may be a better product to manage the often-complicated mix of organisms involved in tinea infections. In clinical trials, LOPROX® was shown to produce clinical improvement of 82% to 93% of subjects after a single week of treatment across the range of cutaneous mycoses. The Company believes it is among the lowest priced branded prescription topical antifungals. The United States market for topical antifungal pharmaceuticals reached $367.7 million in 1996. The overall market for antifungals in the United States is approximately $800 million annually. The most frequently prescribed topical antifungal products in addition to LOPROX® include Spectazole®, Nizoral®, Oxistat® and Lotrisone® (steroid/antifungal combination). LOPROX® was acquired from Aventis Pharma (“Aventis”) as successor-in-interest to Hoechst Marion Roussell (“HMR”) in November 1998 and re-launched by Medicis in the third quarter of fiscal 1999. LOPROX® products are manufactured to the Company’s specifications and supplied under an agreement with HMR.

      OVIDE® (malathion) Lotion, 0.5% is a topical pediculicide indicated for the treatment of pediculus humanus capitis, or head lice, and their ova and is available in 2-ounce bottles. Head lice products accounted for $170 million in sales in 1998 in the United States. Approximately 10 to 12 million Americans, mostly school-age children, are infested with head lice each year, and a growing body of evidence indicates significant levels of head lice that are resistant to currently available OTC treatments like NIX® and RID®. The Company believes OVIDE® is a prescription alternative to the OTC treatments, offering both an excellent kill rate and ovicial activity. In addition, in controlled clinical studies, OVIDE® demonstrated residual activity with 90.4% of patients still lice-free 7 days after treatment. Until OVIDE®, the only prescription pediculicide available was lindane. Because of CNS toxicity potential, the FDA required a labeling change recommending lindane’s use only for patients who have either failed to respond to adequate doses, or are intolerant of other approved therapies. Used as directed, the Company believes OVIDE® provides safe and effective control of head lice and their ova. The Company introduced OVIDE® during the fourth quarter of fiscal 1999. OVIDE® is manufactured for the Company by West Pharmaceutical Services on a purchase order basis.

      PLEXION™ is a topical cleanser prescribed for the treatment of rosacea, a chronic skin condition causing inflammation and redness of the face usually on the nose and cheeks, and occasionally on the chin and forehead. Rosacea affects about 13 million Americans each year and typically affects fair-skinned adults between the ages of 30 and 50. PLEXION™ is appropriate for this population and is designed to be used in conjunction with other prescription rosacea therapies. The active ingredients in PLEXION™ are sodium sulfacetamide and sulfur. Sales of products to treat rosacea in the United States in 1999 were approximately $96 million. PLEXION™, the first and only prescription cleanser indicated for the treatment of rosacea, was launched by Medicis in the fourth quarter of fiscal 2000 and is available in 6- and 12-ounce sizes. The product competes with other topical acne rosacea treatments such as MetroGel®, MetroCream® and MetroLotion®. The Company believes PLEXION™ is priced comparably to competing brands. The Company has a manufacturing and supply agreement with Contract Pharmaceuticals for the production of PLEXION™.

      LIDEX® is a high-potency topical corticosteroid brand prescribed for the treatment of inflammatory and hyperproliferative skin diseases such as eczema, psoriasis, atopic dermatitis, poison ivy and other inflammatory skin conditions. Competing steroid brands in the high-potency category include Halog®, Elocon®, and Cyclocort®. LIDEX® was introduced more than 20 years ago and the Company believes it is among the most widely accepted topical steroid treatments available. Topical corticosteroid treatments represent a significant portion of dermatological product sales, with estimated market sales of $593 million in 1999. The active ingredient in LIDEX®, fluocinonide, works to alleviate inflammations of the skin by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The LIDEX® product line consists of various strengths and cosmetically elegant formulations, including gels, ointments, creams, solutions and emollient creams. The Company believes this broad product line allows dermatologists to prescribe the most appropriate product based on the severity and location of a patient’s condition, as well as the thickness of a patient’s skin. With the exception of the LIDEX®-E Cream, the various forms of LIDEX® are preservative-free, and the active ingredient is fully dissolved in the vehicle of the medication, resulting in better absorption of the medication into the skin. The Company believes LIDEX® is priced comparably to other branded corticosteroid products, but significantly higher than the average reported retail price of generic products containing fluocinonide. The Company acquired the rights to LIDEX® in the United States and Canada from Syntex (U.S.A.) Inc. and Syntex Pharmaceuticals International Limited, respectively, (“Syntex”) in the third quarter of the fiscal year ended June 30, 1997 (“fiscal 1997”). The Company has a manufacturing and supply agreement with Patheon, Inc. (“Patheon”) for the production of LIDEX® and also uses West Pharmaceutical Services to manufacture one LIDEX® product on a purchase order basis.

      SYNALAR® is a mid- to low-potency topical corticosteroid brand prescribed for the treatment of less severe forms of inflammatory and hyperproliferative skin diseases such as eczema, psoriasis, poison ivy, atopic dermatitis and other inflammatory skin conditions. The active ingredient in SYNALAR®, fluocinolone acetonide, works to alleviate inflammations of the skin by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The SYNALAR® product line consists of various strengths and cosmetically elegant formulations, including ointments, creams, emollient creams and solutions. The Company believes this flexibility allows physicians to prescribe the most appropriate product based upon the severity and location of a patient’s condition, as well as the thickness of a patient’s skin. Competing steroid brands in the mid- and low-potency categories include Aristocort®, Cutivate® and Valisone®. SYNALAR® is priced comparably to other branded corticosteroid products but higher than the average reported price of generic products containing fluocinolone acetonide. The Company acquired the rights to SYNALAR® in the United States and Canada from Syntex in the third quarter of fiscal 1997. The Company has a manufacturing and supply agreement with Patheon for the production of SYNALAR®.

      TOPICORT® gels, creams, and ointments are Class II, high-potency corticosteroids indicated for topical use on corticosteroid-responsive inflammatory skin conditions, including psoriasis, contact dermatitis, seborrheic dermatitis, stasis dermatitis, rhus dermatitis, atopic dermatitis and more. The fourth product in the line is TOPICORT® LP cream, a Class III corticosteroid. Class II, or high-potency steroids, offer effective treatment without the risks commonly associated with super-potent, Class I products. Unlike Class I steroids, TOPICORT® has no dosing restrictions, and minimizes the hypothalamic-pituitary-adrenal (HPA) suppression commonly seen with Class I use. The Company believes TOPICORT® cream and gel have long been regarded as preferable to other available creams and gels because of their excellent cosmetic qualities. They do not contain propylene glycol (solvent), parabans (preservatives), or added fragrances that may cause irritation to patients with sensitive skin. Each of the TOPICORT® products is available in 15- and 60-gram tubes. Topical corticosteroid treatments represent a significant portion of dermatological product sales, with estimated market sales of $593 million in 1999. The Company acquired the rights to TOPICORT® in the United States from Aventis during the second quarter of fiscal 1999. The Company has a manufacturing and supply agreement with Aventis for the production of TOPICORT®.

      BUPHENYL™ is an orphan drug that was approved by the FDA in 1986 as an adjunctive therapy for the treatment of hyperammonemia in patients with Urea Cycle Disorder. The product provides an alternative pathway to ureagenesis for waste nitrogen disposal and helps maintain nitrogen homeostasis. Urea cycle disorder is a rare genetic defect that effects the hepatic urea cycle, which is responsible for protein metabolism. Protein is normally broken down to nitrogen and excreted as urea. However, patients with deficiencies have either absent or significantly reduced synthesis of urea that prevents normal nitrogen homeostasis, causing ammonia and other nitrogenous compounds to accumulate in the blood. The Company acquired this product when it purchased the company, Ucyclyd Pharma, Inc. (“Ucyclyd”), in April 1999. The Company has a supply agreement with Pharmaceutics International Inc. (“PII”) for the production of BUPHENYL™.

NON-PRESCRIPTION PRODUCT

      The Company derived revenue from sales of an OTC product, ESOTERICA®, and from contract revenue in fiscal 2000. A description of the Company’s non-prescription product follows.

      ESOTERICA®, the leading fade cream line in the United States, is a line of topical creams used to treat minor skin discoloration conditions such as age spots, uneven skin tones, dark patches, blotches and freckles. ESOTERICA® is available in five formulations, consisting of four creams containing various concentrations of the active ingredient hydroquinone and a body lotion. The Company believes hydroquinone is the only agent proven to reduce hyperpigmentation and the only product legally sold in the United States for this purpose. Competing OTC products used to treat minor skin discolorations include Porcelana® and AMBI®, which are sold in a variety of creams, gels and lotions. The Company has a manufacturing agreement for the production of ESOTERICA® with Contract Pharmaceuticals.

PRODUCTS IN DEVELOPMENT

      Medicis has developed and obtained rights to certain pharmaceutical agents in various stages of development. The Company has a variety of products under development, ranging from new products to existing product line extensions to reformulations of existing products. The Company’s strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. While development periods vary, the Company generally selects products for internal development with the objective of proceeding from formulation to product launch within a two-year period. With the Company’s increasing financial strength, Medicis has begun adding long-term projects to its development pipeline and may add longer-term projects with greater risk in the future.

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

      The Company’s research and development costs for Company-sponsored and unreimbursed co-sponsored pharmaceutical projects for fiscal 2000, 1999 and 1998 were $4,903,000, $3,396,000, and $2,885,000 respectively. The Company has in the past supplemented, and may in the future supplement, its research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies to defray certain costs and risks of product development.

      In July 1997, the Company entered into an agreement with Abbott Laboratories (“Abbott”) for the development, manufacture and marketing of a branded dermatological product. Abbott is responsible for the development and eventual manufacture of the product. The Company has agreed to pay certain development expenses estimated to be approximately $1,000,000. There can be no assurance that this collaboration will result in the successful introduction of any new product or technology or that the Company will continue the development of the product in the future.

      In November 1998, the Company acquired the right to manufacture, market and sell the LOPROX®, TOPICORT® and A/T/S® products from Aventis. The acquisition of these products also included several in-process research and development projects, including the newly launched LOPROX® Gel. Although the Company intends to continue such development projects, there can be no assurance that any technology previously under development by Aventis will result in the successful introduction of any additional new line extensions, or that the Company will continue the development of any such projects in the future.

MARKETING AND SALES

      Medicis believes that its prescription pharmaceutical marketing and sales organization is one of the most productive in the dermatology sector. The Company’s marketing efforts are focused on assessing and meeting the needs of dermatologists, podiatrists and other specialties that treat conditions of the skin. The Company’s prescription sales team, consisting of 71 members at July 20, 2000, regularly calls on dermatologists, focusing on the approximately 3,200 dermatologists who are responsible for 80% of all prescriptions written by dermatologists in the United States. Additionally, the Company also calls on high-prescribing podiatrists. The Company believes it has created an attractive incentive program based upon goals in market-share growth and market-share maintenance. The Company focuses on cultivating relationships of trust and confidence with the specialists themselves. In addition, the Company uses a variety of marketing techniques to promote its products including: sampling, journal advertising, promotional materials, specialty publications, rebate coupons, money-back or product replacement guarantees, a leadership position in educational conferences and exposure of its products on the Internet.

      The Company’s OTC product is promoted to retailers and wholesalers by manufacturers’ representatives who also support a substantial number of products of other manufacturers. The Company also markets its OTC product through internally developed trade promotions, radio and print advertising, couponing and by increasing consumer awareness.

WAREHOUSING AND DISTRIBUTION

      Medicis utilizes an independent national warehousing corporation to store and distribute its products from primarily two regional warehouses in Nevada and Georgia, as well as an additional warehouse in Maryland. Upon the receipt of a purchase order through electronic data input (“EDI”), phone, mail or facsimile, the order is processed into the Company’s inventory systems. An inventory picking sheet is then automatically placed via EDI to the most efficient warehouse location for shipment, usually within 24 hours, to the customer placing the order. Upon shipment, the warehouse sends back to the Company via EDI the necessary information to automatically process the invoice in a timely manner. Any change, delay or interruption in the process could have a material effect on the Company’s business, financial condition and results of operations.

CUSTOMERS

      The Company’s customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc. (“McKesson”), Bergen Brunswig Corporation (“Bergen Brunswig”), Cardinal Health, Inc. (“Cardinal”), Bindley Western Industries, Inc. (“Bindley”), Quality King Distributors (“Quality King”) and other major drug chains. During fiscal 2000, Cardinal, McKesson, Quality King and Bergen Brunswig accounted for 21.0%, 18.1%, 11.3% and 10.2%, respectively of the Company’s net revenues. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1% respectively, of the Company’s net revenues. During fiscal 1998, McKesson, Bergen Brunswig and Cardinal accounted for 16.9%, 13.2% and 12.6%, respectively, of the Company’s net revenues. The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to the Company, cause a reduction in the inventory levels of distributors and retailers, or otherwise result in reductions in purchases of the Company’s products, any of which could have a material adverse impact on the Company’s business, financial condition and results of operations. Additionally, the loss of, or deterioration in, any of these customer accounts could have a material adverse effect on the Company’s business, financial condition and results of operations.

MANUFACTURING

      Medicis currently contracts for all of its manufacturing needs and is required by the FDA to contract only with manufacturers that comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. The Company typically enters into short-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, there can be no assurance that the Company will be able to obtain adequate supplies of its products in a timely fashion, on acceptable terms, or at all.

      Schein manufactures the Company’s DYNACIN® product line in compliance with the Company’s specifications and quality standards pursuant to a supply agreement. Under the agreement, Schein manufactures DYNACIN® for sale in the branded market exclusively for the Company, but may manufacture and sell minocycline for itself or others as a generic product. Schein currently manufactures minocycline for the generic market under its own label. The Company’s supply agreement expires in December 2003, but is subject to automatic renewal for successive two-year periods if neither party gives timely notice of termination. It may also be terminated by either party without cause upon 12 months’ notice to the other party. Schein may also terminate the exclusivity portion of the agreement if its profit margin on sales of DYNACIN® products falls below a specified level. The agreement also provides that the Company will purchase all of its requirements for minocycline from Schein but may purchase some of its requirements from another manufacturer if Schein fails to meet certain cost standards or fails to provide the Company with all of its requirements for two of four consecutive quarters. In addition, the Company may use alternative sources if Schein terminates the Company’s exclusive rights to purchase branded minocycline based upon the Company’s failure to meet the specified profit margins, as defined. Either party may terminate the agreement if one party cannot perform under the agreement for a period of three months or longer for certain reasons beyond its control. The Company believes that it has alternative sources of supply and that it would be able to use these alternative sources to preserve an adequate supply of DYNACIN®. However, the inability of Schein to fulfill the Company’s supply requirements for DYNACIN®, the Company’s largest-selling product, in a timely fashion, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The majority of the Company’s LIDEX® and SYNALAR® products are manufactured primarily by Patheon in accordance with a manufacturing and supply agreement assumed by Medicis when it acquired the LIDEX® and

SYNALAR® products. Under the terms of an agreement with the Company, F. Hoffman-La Roche, Ltd. supplies, at cost, active ingredients necessary for manufacturing the LIDEX® and SYNALAR® products. The Patheon manufacture and supply agreement expires in January 2001; however, the Company will extend this agreement through an automatic one year extension. The extension is available each year by contract unless either party gives timely notice of termination.

      The Company’s LOPROX® and TOPICORT® products are manufactured by HMR in accordance with a supply agreement entered into by the Company in connection with the acquisition of LOPROX® and TOPICORT®. The HMR supply agreement expires in November 2001, but is subject to renewal.

      The Company’s ESOTERICA®, LUSTRA®, LUSTRA-AF™, PLEXION™ and TRIAZ® products are manufactured by Contract Pharmaceuticals pursuant to manufacturing agreements expiring in July 2001.

      The Company’s BUPHENYL™ products are manufactured by PII pursuant to a supply agreement that expires in August 2004, but is subject to renewal.

      If any of the manufacturers should be unable or fail to timely fulfill the Company’s supply requirements for any product covered by a manufacturing and supply agreement, such circumstances could have a material adverse effect on the Company’s business, financial condition and results of operations.

CERTAIN LICENSE AND ROYALTY AGREEMENTS

      Pursuant to license agreements with third parties, Medicis has acquired rights to manufacture, use or market certain of its products, as well as many of its other proposed products and technologies. Such agreements contain provisions requiring the Company to use its best efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements and may be canceled upon the Company’s failure to perform its payment or other obligations. In addition, the Company has entered into agreements to license certain rights to manufacture, use and sell certain of its technologies outside the United States and Canada to various licensees.

      There can be no assurance that the Company will fulfill its obligations under its license agreements due to insufficient resources, lack of successful product development, lack of product acceptance or other reasons. The failure to satisfy the requirements of any such agreements may result in the loss of the Company’s rights under that agreement or under related agreements and other liabilities. The inability of the Company to continue to license these products or to license other necessary products for use with its products or substantial increases in royalty payments under third-party licenses could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the effective implementation of the Company’s strategy depends upon the successful integration of these licensed products with the Company’s products. Therefore, any flaws or limitations of such licensed products may prevent or impair the Company’s ability to market and sell the Company’s products, delay new product introductions, and/or adversely affect the Company’s reputation. Such problems could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, there can be no assurance that licensees will fulfill their obligations under various license agreements. A licensee’s failure could have a material adverse effect on the Company’s business, financial condition and results of operations.

      On September 21, 1999, the Company purchased VECTRIN®, a branded minocycline HCl product line, and ownership of its Abbreviated New Drug Application (“ANDA”) from Warner Chilcott, plc (“Warner Chilcott”). The Company is making royalty payments and may be obligated to make additional milestone payments conditioned upon the occurrence of certain events.

      In November 1998, the Company entered into a license agreement with Aventis. The license is for a term of three years with an option to purchase the products at the end of the term. The products licensed from Aventis include LOPROX®, TOPICORT® and A/T/S®.

TRADEMARKS

      The Company believes that trademark protection is an important part of establishing product and brand recognition. The Company owns more than 100 registered trademarks and trademark applications and has acquired the rights to several trademarks by license. United States federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. There can be no assurance that any such trademark or service mark registrations will afford the Company adequate protection, or that the Company will have the financial resources to enforce its rights under any such trademark or service mark registrations. The inability of the Company to protect its trademarks or service marks from infringement could result in the impairment of any goodwill which may be developed in such trademarks or service marks. Moreover, the Company’s inability to use one or more of its trademarks or service marks, because of successful third-party claims to such marks, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

      The Company is pursuing several United States patent applications. There can be no assurance that patents will be issued with respect to any of these applications. The Company has acquired rights under certain patents and patent applications from third-party licensors. The Company has obtained patents on some of its products directed to aspects of certain of its products, including a United States patent expiring in October 2015 covering various formulations of its TRIAZ® product line, and a United States patent expiring in August 2017 covering its LUSTRA® and LUSTRA-AF™ products. The Company has recently acquired from certain of its consultants and principals an assignment of their rights to certain United States patents or patent applications. Certain of such patents and patent applications may be subject to claims of rights by third parties by reason of existing relationships with the party who filed such patents or patent applications. There can be no assurance that the Company will be able to obtain any rights under such patents or patent applications as a result of such conflicting claims, or that any rights that the Company may obtain will be sufficient for the Company to market products that may be the subject of such patents or patent applications. The Company may be required to obtain licenses and/or pay royalties to obtain the rights it acquires under such patents or patent applications. There can be no assurance that the Company will be able to obtain rights under such patents or patent applications on terms acceptable to the Company, or at all.

      The Company believes that its success will depend in part on its ability to obtain and maintain patent protection for its own inventions, and to obtain and maintain adequate licenses for the use of patents licensed or sublicensed by third parties. There can be no assurance that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. There can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned by or licensed to the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of patents can be substantial and require a significant commitment of management’s time. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. The Company only conducts complete searches to determine whether its products infringe upon any existing patents as it deems appropriate. There can be no assurance that the products and technologies the Company currently markets, or may seek to market in the future, will not infringe patents or other rights owned by others. A claim or finding of infringement on one of the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operation.

      The Company believes that obtaining and enforcing foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and therefore, recognizes that its patent position, if any, may be stronger in the United States than in Europe or elsewhere. In addition, the protection provided by foreign patents once they are obtained may be weaker than that provided by domestic patents.

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

COMPETITION

      The pharmaceutical industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals, such as for the Company’s Key Products for the treatment of dermatological conditions, as well as among manufacturers in the OTC market for brands which compete with ESOTERICA®. Most of the Company’s competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company’s present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with the Company’s product lines. The Company’s products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by the Company’s products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company’s competitors. Each of the Company’s products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists.

      DYNACIN® competes with Minocin®, a branded minocycline product marketed by American Home Products (“AHP”) and with generic minocycline products marketed by Schein, Barr Laboratories, Inc. (“Barr Labs”) and ESI Lederle, Inc. Other oral antibiotics utilized for the treatment of acne include erythromycin, doxycycline and tetracycline marketed in branded and generic forms by a variety of companies. LIDEX®, SYNALAR® and TOPICORT® compete with a number of corticosteroid brands in the super-, high-, mid-, and low-potency categories for the treatment of inflammatory and hyperproliferative skin conditions. Competing brands include Halog® and Ultravate®, marketed by Bristol-Myers Squibb Company (“Bristol-Myers”); Elocon® and Diprolene®, marketed by Schering-Plough Corporation (“Schering-Plough”); Cyclocort and Aristocort, marketed by Fujisawa Healthcare, Inc.; Temovate® and Cutivate®, marketed by Glaxo Wellcome, Inc. (“Glaxo Wellcome”); and Psorcon®, marketed by Dermik Laboratories, Inc. (“Dermik Labs”). The Company believes that TRIAZ® competes with Benzamycin®, marketed by Dermik Labs; Cleocin-T®, marketed by Watson Pharmaceuticals, Inc. (“Watson”); and Benzac®, marketed by Galderma Laboratories, Inc. (“Galderma”) and with generic products such as the prescription product clindamycin, marketed by various manufacturers. The Company believes that its LUSTRA® line primarily competes with Solaquin Forte®, marketed by ICN Pharmaceuticals, Inc. and Melanex®, marketed by Neutrogena Dermatologics. ESOTERICA® primarily competes with Porcelana®, marketed by Schwarzkopf & Dep, Inc. and AMBI®, marketed by Kiwi Brands, a division of Sara Lee Brands Corporation. The Company believes that LOPROX® competes primarily with Lamisil®, marketed by Novartis Pharmaceuticals Corporation; Nizoral®, marketed by Janssen Pharmceutica, Inc. and Spectazole®, marketed by Ortho Dermatological. The Company believes that OVIDE® primarily competes with the OTC products NIX®, marketed by Warner-Lambert Consumer Healthcare and RID®, marketed by Pfizer, Inc. (“Pfizer”) and with generic products such as the prescription product lindane, marketed by various manufacturers.

      Several of the Company’s products, including DYNACIN®, LIDEX®, SYNALAR® and TOPICORT® compete with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products making branded products less attractive, from a cost perspective, to buyers.

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

      The steps required before a “new drug” may be marketed in the United States include (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application (“NDA”) and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and approved by the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

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

      The active ingredient in DYNACIN®, minocycline; LOPROX®, ciclopirox; TOPICORT®, desoximetasone; OVIDE® lotion, malathion; BUPHENYL™ powder and tablets, sodium phenylbutyrate; and LIDEX® and

SYNALAR®, fluocinonide and fluocinolone acetonide, respectively, have been approved by the FDA under an NDA. The active ingredient in the TRIAZ® products has been classified as a Category III ingredient under a tentative final FDA monograph for OTC use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (“NDMA”), a trade association of OTC drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in the TRIAZ® products, is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which the Company sells on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. When the FDA issues the final monograph, the Company may be required by the FDA to sell TRIAZ® as an OTC drug unless the Company files an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against the Company and could have a material adverse effect on the Company’s business, financial condition and results of operations.

      Certain ESOTERICA® and LUSTRA® products contain the active ingredient hydroquinone at a 2% and 4% concentration, respectively. Independent expert dermatologists have formally expressed the view that hydroquinone is generally recognized as safe and effective for its intended use. Hydroquinone at a 2% concentration is currently a Category I ingredient under a tentative final monograph. In 1992, with the concurrence of the FDA, the industry initiated dermatological metabolism and toxicity studies to fully support hydroquinone’s continued Category I status. Notwithstanding the pendency or results of these tests, the FDA may elect to classify hydroquinone as a Category III ingredient. The Company, in conjunction with the NDMA and other manufacturers, is responsible for 50% of the costs associated with these studies. An adverse decision by the FDA on the safety of hydroquinone could result in the assertion of product liability claims against the Company. Moreover, if hydroquinone is not maintained as a Category I or Category III ingredient, the Company would be required to cease marketing the ESOTERICA® and LUSTRA® products containing hydroquinone. An adverse decision by the FDA on the safety of hydroquinone could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The ESOTERICA®, TRIAZ® and LUSTRA® products must meet the composition and labeling requirements established by the FDA for products containing their respective basic ingredients. The Company believes that compliance with those established standards avoids the requirement for premarketing clearance of these products. There can be no assurance that the FDA will not take a contrary position. PLEXION®, which contains the active ingredients sodium sulfacetamide and sulfur, is marketed under the FDA compliance policy entitled “Marketed New Drugs without Approved NDAs or ANDAs.”

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

      The Company also will be subject to foreign regulatory authorities governing clinical trials and pharmaceutical sales if it seeks to market its products outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. There can be no assurance that any foreign regulatory agency will approve any product submitted for review by the Company.

EMPLOYEES

      At June 30, 2000, the Company had 172 full-time employees. The Company believes its relationship with its employees is good. The Company intends to hire additional personnel as needed during the next 12 months.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

      Our discussion and analysis in this report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

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

      Medicis undertakes no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Medicis could also be adversely affected by other factors besides those listed here. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

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

      In addition, we rely on outside manufacturers to provide us an adequate and reliable supply of our products on a timely basis. Any loss of a manufacturer or any difficulties which could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. In some cases, we do not have alternative sources of supply for our products. In the event our primary suppliers are unable to fulfill our requirements for any reason, it could have a negative effect on our sales margins and market share, as well as our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.

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

      Our operating results and business success depends in large part on the availability of adequate third-party payor reimbursement to patients for our prescription-brand products. These third-party payors include governmental entities (such as Medicaid), private health insurers and managed care organizations (“MCOs”). Over 70% of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the pharmacy benefit managers (“PBMs”) that serve many of these organizations has become important to our business. MCOs and other third-party payors try to negotiate the pricing of medical services and products to control their costs. MCOs and PBMs typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the MCO patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. We cannot be certain that the reimbursement policies of these entities will be adequate for our branded pharmaceutical products to compete on a price basis. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

      Some of our products are not of a type generally eligible for reimbursement. It is possible that products manufactured by others could address the same effects as our products and be subject to reimbursement. If this were the case, some of our products may be unable to compete on a price basis.

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

OUR CONTINUED GROWTH DEPENDS ON ACQUISITIONS

      The Company’s strategy for continued growth to a material extent involves the acquisition of new product lines or businesses. These acquisitions could be by acquiring other pharmaceutical companies, acquiring a portion of a company’s assets or product lines, or obtaining licenses or other rights to manufacture and distribute products. Currently, we intend to focus our acquisition, licensing and development efforts on skin care products, which has been our historical focus, and possibly on other specialty pharmaceutical niches. We cannot be certain that we will be able to identify suitable acquisition candidates or products or if any will be available at all. In addition, even if suitable acquisitions are identified, we may not be able to secure terms which are beneficial. Other pharmaceutical companies with greater financial, marketing and sales resources than we have also try to grow through these same acquisition and licensing strategies. Because of their greater resources, our competitors may be able to offer better terms for an acquisition than Medicis can offer, or they may be able to demonstrate a greater ability than Medicis to market licensed products.

OUR CONTINUED GROWTH DEPENDS UPON OUR ABILITY TO DEVELOP NEW PRODUCTS

      Medicis has internally developed potential pharmaceutical compounds and agents; we also have acquired the rights to certain potential compounds and agents in various stages of development. We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require significant commitments of personnel and financial resources. Due to the limited financial resources available for research and development, there can be no assurance that we will be able to develop a product or technology in a timely matter, or at all. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred.

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

      We have in the past, and may in the future, supplement our internal research and development by entering into research and development agreements with other pharmaceutical companies. We may, upon entering into such agreements, be required to make significant upfront payments to fund the project. We cannot be sure, however, that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us in the future. If Medicis is unable to enter into additional research partnership arrangements, we may incur additional costs to continue research and development internally or abandon certain projects.

OUR BUSINESS STRATEGY MAY CAUSE FLUCTUATING OPERATING RESULTS

      Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties which may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:

•	changes in the levels we spend to develop, acquire or license new product lines;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new product lines or businesses and the generation of revenues from those acquired products or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	the development of new competitive products by others;

•	the mix of products that we sell during any time period; and

•	our responses to price competition.

FLUCTUATIONS IN DEMAND FOR OUR PRODUCTS CREATE INVENTORY MAINTENANCE UNCERTAINTIES

      Medicis historically has experienced lower sales levels in the first quarter of our fiscal year (July 1 – September 30). In addition, we typically experience greater revenues and, correspondingly, greater income during the last month of each fiscal quarter. We try to match our expenditures for inventory with these historical fluctuations in demand. However, if these demand patterns change or we experience even a small delay in delivery of inventory, revenue could be deferred or even lost if products are unavailable to meet peak demand. A deferral of revenue to a later period, or the loss of revenue completely, could cause significant period-to-period fluctuations in our operating results, as a significant portion of our operating expenses are fixed in the short term. These fluctuations could result in our not meeting earnings expectations or result in operating losses for a particular period.

MEDICIS IS SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION

      Pharmaceutical companies are subject to heavy regulation by a number of national, state and local agencies. The FDA has jurisdiction over all of our business and administers requirements covering testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. In addition, the FTC and state and local authorities regulate the advertising of OTC drugs and cosmetics. Failure to comply with applicable regulatory requirements could, among other things, result in fines; changes to advertising; suspensions of regulatory approvals of products; product recalls; delays in product distribution, marketing and sale; and civil or criminal sanctions.

      Our prescription and OTC products receive FDA review regarding their safety and effectiveness. However, the FDA is permitted to revisit and change its prior determinations. We cannot be sure that the FDA will not change its position with regard to the safety or effectiveness of our products. If the FDA’s position changes, we may be required to change our labeling or formulations, or cease to manufacture and market the challenged products. Even prior to any formal regulatory action, we could voluntarily decide to cease distribution and sale or recall any of our products if concerns about the safety or effectiveness develop.

      Before marketing any drug that is considered a “new drug” by the FDA, the FDA must provide its premarketing approval of the product. All products which are considered “cosmetics” or drugs which are not “new drugs” and that generally are recognized by the FDA as safe and effective for use do not require the FDA’s premarketing approval. We believe that some of our products, as they are promoted and intended for use, are exempt from treatment as “new drugs” and are not subject to premarketing approval by the FDA. The FDA, however, could take a contrary position and we could be required to seek FDA approval of those products and the marketing of those products. We could also be required to withdraw those products from the market.

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

      Most of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include AHP, Barr Labs, Schering-Plough, Bristol-Myers, Glaxo Wellcome, Galderma, Dermik Labs, Pharmacia & Upjohn, Pfizer and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability to undertake more extensive research and development, marketing and pricing policy programs. It is possible that our competitors may develop new or improved products to treat the same conditions as our products treat or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. These competitors also may develop products which make our current or future products obsolete. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

      Medicis sells and distributes both prescription brands and an OTC product. Each of these products competes with products produced by others to treat the same conditions. Several of our prescription products, including DYNACIN®, LIDEX®, SYNALAR® and TOPICORT®, compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations try to encourage the use of these less expensive generic brands through their prescription benefits coverages and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could cause us to lose market share or force us to reduce our gross margins in response.

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

THERE ARE HIGH COSTS OF OBTAINING FDA AND OTHER REGULATORY APPROVALS

      The process of obtaining FDA and other regulatory approvals is lengthy and expensive. Clinical trials are required and the marketing and manufacturing of pharmaceutical products are subject to rigorous testing procedures. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture and market any of the products we develop, acquire or license. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could have a significant negative effect on our business performance and financial results. Even if premarketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as:

•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot;

•	suspending manufacturing;

•	recalling products; and

•	withdrawing marketing clearance.

      In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices could result in the following:

•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements;

•	changes in the methods of marketing and selling products;

•	taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion; and

•	disruption in the distribution of products and loss of sales until compliance with the FDA’s position is obtained.

DEPENDENCE OF LICENSES FROM OTHERS

      We have acquired the right to manufacture, use or market certain products, including certain of our Key Products. We also expect to continue to obtain licenses for other products and technologies in the future. Our license agreements generally require us to develop a market for the licensed products. If we do not exert enough efforts to develop these markets, the licensors may be entitled to terminate these license agreements.

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

      Our growth and acquisition strategy depends upon the successful integration of licensed products with our existing products. Therefore, any loss, limitation or flaw in a licensed product could impair our ability to market and sell our products, delay new product development and introduction, and/ or adversely affect our reputation. These problems, individually or together, could have a material adverse effect on our business and results of operation.

      We have granted licenses to certain products. We cannot be certain that a licensee will fulfill their obligations under such licenses. The non-performance of a licensee for our products could have a material adverse effect on our business and results of operations.

ADEQUACY OF TRADEMARKS, PATENTS AND PROPRIETARY RIGHTS

      We believe that the protection of our trademarks and service marks is an important factor in product recognition, maintaining goodwill and in maintaining or increasing market share. If we do not adequately protect our rights in our various trademarks and service marks from infringement, any goodwill which has been developed in those marks could be lost or impaired. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to stop using those marks and, as a result, we could lose all the goodwill which has been developed in those marks and could be liable for damages caused by an infringement.

      We are pursuing several U.S. patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights under certain patents and patent applications in connection with our licenses to distribute products and by assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

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

      The ownership of a patent or an interest in a patent does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our technology. We only conduct patent searches to determine whether our products infringe upon any existing patents, when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights. A claim or finding of infringement regarding one of our products could have a material adverse effect on the Company’s business, financial condition and results of operations. The costs of responding to infringement claims could be substantial and could require a substantial commitment of management’s time.

      We also rely upon unpatented proprietary know-how and continuing technological innovation in developing and manufacturing many of our principal products. Medicis requires all of its employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology. Nevertheless, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

PRODUCT LIABILITY

      Medicis is exposed to risks of product liability claims from allegations that our products resulted in adverse effects to the patient or others. These risks exist even with respect to those products that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA.

      In addition to our desire to reduce the scope of our potential exposure to these types of claims, many of our customers require us to maintain product liability insurance as a condition of conducting business with us. We currently carry product liability insurance in the amount of $40.0 million per claim and $40.0 million in the aggregate on a claims-made basis. Nevertheless, this insurance may not be sufficient to cover all claims made against us. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. If we are liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could severely damage our business, financial condition and profitability.

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

Item 2:  Properties

      The Company presently occupies approximately 49,000 square feet of office space, at an average annual expense of $1,346,000, under a lease agreement that expires in February 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $1,024,500, $564,000, and $350,000 for fiscal 2000, 1999 and 1998, respectively. The Company relocated to its present office space in Scottsdale, Arizona in February 2000.

      Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2001.

Item 3:  Legal Proceedings

      The Company and certain of its subsidiaries are parties to actions and proceedings incident to their businesses, including certain litigation assumed in connection with the GenDerm Corporation (“Genderm”) acquisition as well as litigation regarding our intellectual property, including challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. The Company believes liability in the event of final adverse determinations in any of these matters is either covered by the indemnification provided to the Company under the GenDerm acquisition agreement, insurance and/or established reserves, or, should not, in the aggregate, have a material adverse effect on the business, financial position or results of operations of the Company. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the business, financial condition and results of operations of the Company, or that the Company will be able to realize the full amount of any indemnification obligation that any person may have to the Company under the GenDerm acquisition agreement or that any such indemnification will adequately cover any liability.

Item 4:  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2000.

PART II

Item 5:  Market for Registrant’s Common Equity and Related Shareholder Matters

Dividend Policy

      The Company declared a 3-for-2 stock split in the form of a 50% stock dividend paid on February 16, 1999, to holders of record on January 29, 1999. The Company has never declared a cash dividend. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

      The Company’s Class A Common Stock during fiscal 1999 was traded on the Nasdaq National Market under the symbol “MDRX” through September 23, 1998. At market open on September 24, 1998, the Company’s Class A Common Stock began trading on the New York Stock Exchange under the symbol “MRX.” The following table sets forth for the fiscal periods indicated, and the range of high and low sales prices for the Class A Common Stock of the Company on the Nasdaq National Market and the New York Stock Exchange, as adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend paid on February 16, 1999, to holders of record as of January 29, 1999, as adjusted to the nearest  1/16:

	High		Low

FISCAL YEAR ENDED JUNE 30, 2000

First Quarter	$32	7/8	$20	1/4

Second Quarter	43	3/4	22	3/4

Third Quarter	51	15/16	35	1/4

Fourth Quarter	64	3/4	34	1/4

FISCAL YEAR ENDED JUNE 30, 1999

First Quarter	$29	15/16	$19	7/8

Second Quarter	43	3/16	25	5/8

Third Quarter	47	3/4	25	7/8

Fourth Quarter	31		23	1/4

      On September 7, 2000, the last reported sale price on the New York Stock Exchange for the Company’s Class A Common Stock was $63.38 per share. As of such date, there were approximately 274 holders of record of Class A Common Stock.

Item 6:  Selected Financial Data

      The following selected financial data has been derived from the consolidated financial statements of Medicis Pharmaceutical Corporation for the fiscal years 2000, 1999, 1998, 1997 and 1996. Gross profit does not include amortization of the related intangibles.

	June 30,

	2000	1999	1998	1997	1996

	(in thousands, except per share data)

Statements of Operations Data:

Net revenues	$139,099	$116,871	$7,571	$41,159	$25,310

Gross profit	113,188	95,236	63,592	31,797	18,354

Operating expenses:

Selling, general and administrative	45,404	38,219	27,424	16,484	10,868

Research and development expenses	4,903	3,396	2,885	1,450	952

In-process research and development	—	9,500	35,400	—	—

Depreciation and amortization	7,375	5,810	2,903	999	559

Total operating expenses	57,682	56,925	68,612	18,933	12,379

Operating income (loss)	55,506	38,311	(5,020)	12,864	5,975

Other:

Gain on sale of assets	—	17,650	—	—	—

Net interest income	11,875	9,678	7,037	3,787	79

Income tax (expense) benefit	(24,387)	(24,202)	(14,424)	694	1,826

Net income (loss)	$42,994	$41,437	$(12,407)	$17,345	$7,880

Basic net income (loss) per common share	$1.48	$1.46	$(0.51)	$0.88	$0.52

Diluted net income (loss) per common share	$1.41	$1.41	$(0.51)	$0.83	$0.50

Number of shares used in computing basic net income (loss) per common share	29,029	28,414	24,102	19,788	15,195

Number of shares used in computing diluted net income (loss) per common share	30,499	29,462	24,102	20,891	15,882

	June 30,

	2000	1999	1998	1997	1996

	(in thousands)

Balance Sheet Data:

Cash, cash equivalents and short-term investments	$285,737	$237,304	$237,921	$85,132	$7,956

Working capital	312,302	278,612	262,956	94,803	12,401

Total assets	495,340	467,510	352,350	140,537	26,313

Long-term obligations	14,914	34,716	95	111	117

Stockholders’ equity	437,439	373,748	324,495	131,565	19,460

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in Item 1, (see “Additional Factors that May Affect Future Results” below).

OVERVIEW

      Medicis is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, rosacea, antifungals, eczema, hyperpigmentation, pediculosis (head lice), psoriasis, seborrheic dermatitis, and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from intensive research and development efforts; (3) acquiring complementary strategic products, businesses and technologies; and (4) collaborating with other companies.

      The Company’s primary products include the prescription brands DYNACIN® (minocycline HCl), TRIAZ® (benzoyl peroxide), LOPROX® (ciclopirox), LUSTRA® and LUSTRA-AF™ (hydroquinone), OVIDE® (malathion), PLEXION™ (sodium sulfacetamide/sulfur), LIDEX® (fluocinonide), SYNALAR® (fluocinolone acetonide), TOPICORT® (desoximetasone), BUPHENYL™ (sodium phenylbutyrate), a prescription product indicated in the treatment of Urea Cycle Disorder, and the over-the-counter brand ESOTERICA®.

      Medicis derives a majority of its revenue from sales of its DYNACIN®, TRIAZ®, LIDEX®, LOPROX®, LUSTRA®, LUSTRA-AF™ and TOPICORT® products (the Key Products”). The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products, individually or collectively, could have a material adverse effect on the Company’s business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; regulatory action by the FDA; changes in the prescribing practices of dermatologists; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents and other rights; or other factors.

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

      Medicis recognizes revenues from sales upon shipment to its customers. At the time of sale, the Company records reserves for returns based upon estimates using historical experience. Sales are reported net of actual and estimated product returns and net of pricing adjustments and/or discounts. The Company applies royalty obligations to the cost of sales in the period the corresponding sales are recognized.

      The Company’s customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc. (“McKesson”); Bergen Brunswig Corporation (“Bergen Brunswig”); Cardinal Health, Inc. (“Cardinal”); Bindley Western Industries, Inc. (“Bindley”); Quality King (“Quality King”) and other major drug chains. During fiscal 2000, Cardinal, McKesson, Quality King and Bergen Brunswig accounted for 21.0%, 18.1%, 11.3% and 10.2%, respectively, of the Company’s sales. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1%, respectively, of the Company’s sales. During fiscal 1998, McKesson, Bergen Brunswig and Cardinal, accounted for 16.9%, 13.2% and 12.6%, respectively, of the Company’s sales. The loss of any of these customers accounts could have a material adverse effect upon the Company’s business, financial condition or results of operations.

      The Company plans to spend substantial amounts of capital to continue the acquisition of and the research and development of pharmaceutical products. Actual expenditures will depend upon the Company’s financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenues will fluctuate from period to period. The Company can give no assurance that the research and development projects will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval may be necessary.

      The Company intends to seek additional acquisitions of products or companies to leverage its existing distribution channels and marketing infrastructure, to provide additional opportunities for growth, and to aggressively market formulations of existing products. The Company is also seeking licensing opportunities. The Company can give no assurance that opportunities will be available on terms acceptable to the Company, if at all.

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

      The success of the Company’s efforts is subject to a number of risks and uncertainties, including: dependence on sales of the Key Products; integration of new product acquisitions; risks associated with the GenDerm Corporation and subsidiaries (“GenDerm”) acquisition; reliance upon third-party manufacturers to produce certain Key Products; the ability to effectively manage a changing business; uncertainties related to pharmaceutical pricing and reimbursement; and the uncertainty of competitive forces within the pharmaceutical industry that affects both the market for its product, and the availability of product lines for acquisitions that meet the Company’s acquisition or licensing criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein. The following table sets forth certain data as a percentage of net revenues for the periods indicated.

Percentage of Net Revenues

	June 30,

	2000	1999*	1998**

Net revenues	100.0%	100.0%	100.0%

Gross profit	81.4	81.5	82.0

Operating exp	41.5	40.6	42.8

Operating income	39.9	40.9	39.2

Interest income, net	8.5	8.3	9.0

Income tax expense	(17.5)	(17.8)	(18.6)

Net income	30.9%	31.4%	29.6%

*	Absent tax-effected special charge for in-process research and development and tax-effected gain on divested products

**	Absent special charge for in-process research and development

      The following table reflects certain selected unaudited quarterly operating results of the Company for each of the last eight quarters through the quarter ended June 30, 2000. The Company believes that all necessary adjustments have been included to fairly present the quarterly information. The operating results for any quarter are not necessarily indicative of the results for any future period. Gross profit does not include amortization of the related intangibles.

FISCAL 2000 AND FISCAL 1999* ANALYSIS

(in thousands, except per share data)

	Fiscal 2000				Fiscal 1999*

	Sept.	Dec.	March	June	Sept.	Dec.	March	June

	(in thousands, except per share data)

Net revenues	$31,644	$33,379	$35,049	$39,027	$24,780	$28,016	$30,183	$33,892

Gross profit	25,858	26,940	28,726	31,664	20,073	22,700	25,158	27,305

Operating expenses	13,230	13,003	14,076	17,372	10,279	10,964	11,739	14,443

Operating income	12,628	13,937	14,650	14,292	9,794	11,736	13,419	12,862

Net income	9,640	10,481	11,063	11,810	8,089	8,976	9,708	9,883

Net income per common share:

Basic	$0.34	$0.36	$0.38	$0.40	$0.29	$0.32	$0.34	$0.35

Diluted	$0.33	$0.35	$0.36	$0.38	$0.28	$0.30	$0.33	$0.34

Shares used in computing net income per common share:

Basic	28,750	28,834	29,164	29,375	28,161	28,279	28,576	28,645

Diluted	29,471	30,170	30,967	31,079	28,791	29,585	29,811	29,343

*	Absent tax-effected special charge for in-process research and development in December quarter; absent tax-effected gain on divested products in March and June quarters

      Quarterly results may vary from period to period due to a variety of factors, including: expenditures incurred to acquire, license and promote pharmaceutical products; expenditures and timing relating to the acquisition and integration of products or businesses; changes in the prescribing practices of physicians; the introduction of new products by the Company or its competitors; cost increases from third-party manufacturers; supply interruptions; the availability and cost of raw materials; the mix of products sold by the Company; changes in marketing and sales expenditures; market acceptance of the Company’s products; competitive pricing pressures; the outcome of disputes relating to trademarks, patents and other rights; general economic and industry conditions that affect customer demand; and the Company’s level of research and development activities. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

Years ended June 30, 2000 and 1999

Net Revenues

      Net revenues for fiscal 2000 increased 19.0%, or $22.2 million, to $139.1 million from $116.9 million for fiscal 1999. The Company’s net revenues increased in fiscal 2000 primarily as a result of sales growth associated with the Company’s DYNACIN®, LOPROX®, BUPHENYL™ and TRIAZ® products. In fiscal 1999, the Company divested or licensed 16 non-strategic products to Bioglan Pharma plc (“Bioglan”). Net revenue associated with these products for fiscal 1999 was $19.3 million. Absent divested products, net revenues for fiscal 2000 increased 42.6%, or $41.6 million, to $139.1 from $97.5 million in fiscal 1999.

Gross Profit

      Gross profit during fiscal 2000 increased 18.8%, or $18.0 million, to $113.2 million from $95.2 million in fiscal 1999. As a percentage of net revenues, gross profit was 81.4% and 81.5% in fiscal 2000 and fiscal 1999, respectively. Gross profit remained consistent primarily as a result of revenue associated with the LOPROX®, LUSTRA® and BUPHENYL™ products, which enjoy higher gross profit percentages than the Company’s other products, offset by an increase in revenues associated with the DYNACIN® products, which have lower gross profit percentages than the Company’s other products. Amortization of related intangible assets is not included in gross profit.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in fiscal 2000 increased 18.8%, or $7.2 million, to $45.4 million from $38.2 million in fiscal 1999. This increase was primarily attributable to an increase in personnel costs. The increase in personnel costs was primarily due to an increase in the number of employees, to 172 in fiscal 2000 from 144 in fiscal 1999, and yearly salary escalations for existing employees. The increase was also due to variable costs commensurate with increased sales volumes. Selling, general and administrative expenses as a percentage of net revenues in fiscal 2000 remained consistent from fiscal 1999.

Research and Development Expenses

      Research and development expenses in fiscal 2000 increased 44.4%, or $1.5 million, to $4.9 million from $3.4 million in fiscal 1999. The increase was primarily due to the timing of various research and development projects and expenses associated with the clinical support of the Company’s existing products.

Depreciation and Amortization Expenses

      Depreciation and amortization expenses in fiscal 2000 increased 26.9%, or $1.6 million, to $7.4 million from $5.8 million in fiscal 1999. This increase was primarily attributable to a full year of amortization of the purchase price of the LOPROX®, TOPICORT® and A/T/S® products purchased by the Company in November 1998; the BUPHENYL™ products purchased in April 1999; and the VECTRIN® products purchased in September 1999. The Company is amortizing the various purchase prices over a period of 15 to 25 years.

In-Process Research and Development

      In fiscal 1999, the Company recorded a $9.5 million charge to operations as in-process research and development related to new indications and forms of certain products acquired, and had incurred additional charges for in-process research and development of $35.4 million in 1998. The acquired in-process research and development projects are in various stages of development, had not reached technological feasibility at the time of acquisition and had no known alternative uses.

      The efforts required to develop the acquired in-process research and development into commercially viable products include completion of the development stages of the commercially viable products, clinical-trial testing, FDA approval and commercialization. Due to the nature of the pharmaceutical development process, the Company anticipates incurring additional costs to develop these products. However, there is no certainty that any of these development efforts will result in commercially viable products.

      A portion of the Company’s in-process research and development projects acquired in 1998 related to OTC products. Such projects were discontinued during fiscal 1999 in conjunction with the Company’s change in strategic focus to prescription products. Of the remaining acquired in-process research and development projects from 1998, the most significant project resulted in a new product introduction during late fiscal 1999, as that product was completed and commenced commercial sale. The Company continues its development efforts on the remaining projects that were acquired in both 1998 and 1999 in the in-process state. During fiscal 2000 the Company incurred development costs of approximately $500,000, and should all of the remaining projects continue to move toward commercialization, the Company estimates that future expenditures could approximate $4.0 million over the next few years.

Operating Income

      Operating income for fiscal 2000 increased $17.2 million, to $55.5 million from $38.3 million in fiscal 1999. Absent special charges in fiscal 1999, operating income in fiscal 2000 increased 16.1%, or $7.7 million, to $55.5 million from $47.8 million in fiscal 1999. This increase was primarily a result of higher sales volume offset by an increase in cost of sales and operating expenses.

Net Interest Income (Expense)

      Interest income in fiscal 2000 increased $2.6 million, to $14.1 million from $11.5 million in fiscal 1999, primarily due to higher average cash, cash equivalents and short-term investment balances during fiscal 2000. The Company’s higher average cash, cash equivalents and short-term investment balances are due to cash generated from operations and proceeds from the divestiture of non-strategic products in fiscal 1999, offset by a $22.0 million payment made in November 1999 to Aventis Pharma (“Aventis”), successor in interest to Hoechst Marion Roussell (“HMR”), relating to the license of the LOPROX®, TOPICORT® and A/T/S® products, as well as payments made in association with the acquisitions of the company, Ucyclyd Pharma, Inc. (“Ucyclyd”), and the VECTRIN® products.

      Interest expense in fiscal 2000 increased $0.4 million, to $2.2 million from $1.8 million in fiscal 1999. This increase was primarily attributable to a full year of interest expense related to the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

      Income tax expense during fiscal 2000 increased $0.2 million, to $24.4 million from $24.2 million in fiscal 1999. The increase in income tax expense in fiscal 2000, as compared to fiscal 1999, was primarily due to an increase in pre-tax income in fiscal 2000. In fiscal 1999, pre-tax income included a gain of $17.7 million related to the sale of assets to Bioglan. Absent this gain on the divesture of products, pre-tax income increased $19.4 million, to $67.4 million from $48.0 million in fiscal 1999. Income tax expense increased $7.2 million, to $24.4 million from $17.1 million in fiscal 1999. The decrease in the effective tax rate in fiscal 2000, as compared to fiscal 1999, was primarily attributable to the implementation of tax-saving strategies and an increase in tax-exempt interest income.

Net Income

      Net income during fiscal 2000 increased approximately $1.6 million, to $43.0 million from $41.4 million in fiscal 1999. Fiscal 1999 included special charges to operations for in-process research and development related to the LOPROX®, TOPICORT® and A/T/S® acquisition. Net income in fiscal 1999 also included $17.7 million related to a gain on the sale of assets to Bioglan. Absent tax-effected special charges and a tax-effected gain on divested products in fiscal 1999, net income increased approximately 17.3%, or $6.4 million, to $43.0 million from $36.6 million in fiscal 1999. This increase was due primarily to an increase in sales volume and interest income offset by an increase in depreciation and amortization and research and development expenses.

Years Ended June 30, 1999 and 1998

Net Revenues

      Net revenues for fiscal 1999 increased 50.7%, or $39.3 million, to $116.9 million from $77.6 million for fiscal 1998. The Company’s net revenues increased in fiscal 1999 primarily as a result of both unit and dollar sales growth associated with the Company’s prescription products. The Company’s prescription products accounted for 77.0% of net revenues in fiscal 1999 and in fiscal 1998. Net revenues of the Company’s prescription products grew 50.8%, or $30.3 million, to $90.0 million in 1999 from $59.7 million in fiscal 1998, primarily due to the continued growth of the DYNACIN® and LUSTRA® products and the newly acquired LOPROX® line. In fiscal 1999, the Company’s OTC products, contract revenue and the physician-dispensed division accounted for 23.0% of net revenues. In fiscal 1998, the Company’s OTC products and physician-dispensed division accounted for 23.0% of net revenues.

Gross Profit

      Gross profit during fiscal 1999 increased 49.8%, or $31.6 million, to $95.2 million from $63.6 million in fiscal 1998. As a percentage of net revenues, gross profit was 81.5% and 82.0% in fiscal 1999 and fiscal 1998, respectively.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in fiscal 1999 increased 39.4%, or $10.8 million, to $38.2 million from $27.4 million in fiscal 1998. This increase was primarily attributable to an increase in personnel costs. The increase in personnel costs was primarily due to an increase in the number of employees to 144 in fiscal 1999 from 125 in fiscal 1998 and yearly salary escalations for existing employees. The increase was also due to promotional costs associated with the sampling and advertising of the Company’s products, promotional and administrative costs associated with the EXOREX™ joint venture with IMX Pharmaceuticals, Inc., and variable costs commensurate with increased sales volumes. Selling, general and administrative expenses as a percentage of net revenues in fiscal 1999 decreased 2.7 percentage points, to 32.7% from 35.4% in fiscal 1998, primarily attributable to a decrease in promotional and personnel costs as a percentage of sales.

Research and Development Expenses

      Research and development expenses in fiscal 1999 increased 17.7%, or $0.5 million, to $3.4 million from $2.9 million in fiscal 1998. The increase was primarily due to development efforts on the LUSTRA-AF™ and DYNACIN® 75 mg. products in the fourth quarter of fiscal 1999, development efforts related to new products, and expenses associated with the clinical support of the Company’s existing products.

Depreciation and Amortization Expenses

      Depreciation and amortization expenses in fiscal 1999 increased 100.1%, or $2.9 million, to $5.8 million from $2.9 million in fiscal 1998. This increase was primarily attributable to the amortization of the purchase price of the LOPROX®, TOPICORT® and A/T/S® products purchased by the Company in November 1998. The Company is amortizing this purchase price over a 25-year period. The Company’s depreciation and amortization also increased due to the full year of amortization of the intangible assets acquired in connection with the acquisition of GenDerm in December 1997.

In-Process Research and Development

      In fiscal 1999, the Company recorded a $9.5 million charge to operations as in-process research and development as part of the allocated purchase price on the acquisition of the LOPROX®, TOPICORT® and A/T/S® products. The acquired in-process research and development consists of technologies related to new indications and forms of certain products acquired. The acquired in-process research and development projects are in various stages of development, have not reached technological feasibility, and have no known alternative uses.

      The efforts required to develop the acquired in-process research and development into commercially viable products include completion of the development stages of the commercially viable products, clinical-trial testing, FDA approval and commercialization. Due to the nature of the pharmaceutical development process, the Company anticipates incurring additional costs to develop these products. However, there is no certainty that any of these development efforts will result in commercially viable products. During the upcoming fiscal year, the Company anticipates research and development expenditures of approximately $500,000 relating to the development of commercially viable products. Such amounts may increase if the FDA should require additional studies, testing or supplemental information.

      In fiscal 1998, the Company recorded a $35.4 million charge to operations as in-process research and development as part of the allocated purchase price of the GenDerm acquisition.

      The value of the acquired in-process research and development was determined by estimating the projected net cash flows related to such products, including costs to complete the development, and future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based upon management’s estimates of revenues and operating profits at the time of the acquisition related to such projects. Management also reviewed the probability of product success, which was estimated using certain probability factors for each stage of development.

Operating Income (Loss)

      Operating income for fiscal 1999 increased $43.3 million, to $38.3 million from a $5.0 million operating loss in fiscal 1998. This increase was primarily a result of the $35.4 million in-process research and development charge relating to the Company’s purchase of GenDerm in fiscal 1998 and a $9.5 million in-process research and development charge relating to the LOPROX®, TOPICORT® and A/T/S® product acquisition in fiscal 1999. Absent special charges in fiscal 1999 and 1998, operating income in fiscal 1999 increased 57.4%, or $17.4 million, to $47.8 million from $30.4 million in fiscal 1998. This increase was primarily a result of higher sales volume and a decrease of 2.7 percentage points in selling, general and administrative expenses as a percentage of sales offset by an increase in research and development and depreciation and amortization expenses.

Net Interest Income (Expense)

      Interest income in fiscal 1999 increased $4.4 million, to $11.5 million from $7.1 million in fiscal 1998, primarily due to higher average cash, cash equivalents and short-term investment balances during fiscal 1999. The Company’s higher average cash, cash equivalents and short-term investment balances were due to a full year of proceeds from the Company’s February 1998 public offering. The Company raised offering proceeds of $209.4 million before related expenses, or $197.9 million net of related expenses.

      Interest expense in fiscal 1999 increased $1.8 million, to $1.8 million from $23,600 in fiscal 1998. This increase was primarily related to interest expense of $1.8 million related to the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax (Expense) Benefit

      Income tax expense during fiscal 1999 increased $9.8 million, to $24.2 million from $14.4 million in fiscal 1998. The provision for income taxes recorded for fiscal 1999 reflects management’s estimate of the effective tax rate. The increase in income tax expense in fiscal 1999, as compared to fiscal 1998, was primarily due to an increase in pre-tax income offset by the special charge for in-process research and development in fiscal 1998 for which no tax benefit was realized. The decrease in the effective tax rate in fiscal 1999, as compared to fiscal 1998, was primarily attributable to the implementation of tax-saving strategies, an increase in tax-exempt interest income and the non-deductible in-process research and development recorded in fiscal 1998.

Net Income (Loss)

      Net income during fiscal 1999 increased approximately $53.8 million, to $41.4 million from a $12.4 million loss in fiscal 1998. Fiscal 1999 and 1998 included special charges to operations for in-process research and development related to the LOPROX®, TOPICORT® and A/T/S® product acquisition in fiscal 1999 and the purchase of GenDerm in fiscal 1998. Net income in fiscal 1999 also included $17.7 million related to a gain on the sale of assets to Bioglan. Absent tax-effected special charges and a tax-effected gain on divested products in fiscal 1999, net income increased approximately 59.4%, or $13.6 million, to $36.6 million from $23.0 million in fiscal 1998. This increase was due primarily to an increase in sales volume, a decrease in selling, general and administrative costs as a percentage of net revenues, and an increase in interest income offset by an increase in depreciation and amortization and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for fiscal 2000 increased $15.8 million, to $41.2 million from $25.4 million in fiscal 1999. The change is primarily due to the increase in net income, the absence of in-process research and development charges in fiscal 2000 and changes in operating assets and liabilities.

      Net cash provided by investing activities for fiscal 2000 increased $102.2 million, to $13.4 million from a net cash used in investing activities of $88.9 million in fiscal 1999. The change is primarily due to proceeds received on the sale of product rights to Bioglan and the fluctuation in available-for-sale investments.

      Net cash provided by financing activities increased $6.2 million, to $9.9 million from $3.7 million in fiscal 1999. The change is primarily due to stock options proceeds.

      The Company had cash, cash equivalents and short-term investments of $285.7 million and working capital of $312.3 million at June 30, 2000, as compared to $237.3 million and $278.6 million, respectively, at June 30, 1999.

OTHER MATTERS

      On September 21, 1999, the Company purchased VECTRIN®, a branded minocycline HCl product line, and ownership of its Abbreviated New Drug Application (“ANDA”) from Warner Chilcott, plc (“Warner Chilcott”). Under terms of the agreement, the Company paid Warner Chilcott $11.1 million cash at closing and paid an additional $2.0 million in contingent payments in April 2000. Additionally, the Company is making royalty payments and may be obligated to make additional milestone payments conditioned upon the occurrence of certain events.

      On June 29, 1999, the Company sold the OTC products ZOSTRIX®, EXOREX™ and THERAPLEX® and the prescription product ZONALON® to Bioglan. Medicis received cash of $900,000 and issued a note receivable for $39.1 million, which was collected in July 1999. Under terms of the agreement, the Company paid IMX $3.6 million subsequent to fiscal 1999 for the sale of its interest in the EXOREX™ joint venture.

      On April 19, 1999, the Company acquired 100% of the common stock of Ucyclyd for net cash of approximately $14.3 million. Ucyclyd’s primary product, the orphan drug BUPHENYL™, is indicated in the treatment of Urea Cycle Disorder. Under terms of the agreement, the Company paid $15.1 million at the close of the transaction, paid an additional $5.7 million in contingent payments in April 2000 and may be required to pay an additional $2.7 million upon regulatory approval of a product line extension.

      On March 17, 1999, the Company sold nine non-strategic dermatological products to Bioglan for a net cash payment of $9.8 million. The products included in the sale were: A-FIL™, AFIRM®, BENZASHAVE®, BETA-LIFTx®, METED®, PRAMEGEL®, PACKER’S TAR SOAP®, THERAMYCIN Z® and TEXACORT®. Under a separate agreement, the Company licensed three additional products for a period of three years with a buyout option of $15.5 million at the end of the term. Under this agreement, Medicis receives quarterly license revenues. The products included in this license agreement are: OCCLUSAL-HP®, PENTRAX® and SALAC®.

      In November 1998, the Company agreed to license, with an option to purchase, the LOPROX®, TOPICORT® and A/T/S® products from Aventis. The Company, using cash reserves, paid $22.0 million on the close of the transaction, made another payment of $22.0 million in November 1999 and will make an additional payment of $22.0 million in November 2000. The Company has the option to purchase the products for $16.5 million after three years. The $22.0 million due in November 2000 is recorded as a short-term obligation, and the remaining balance is recorded at its discounted value as a long-term obligation. The discount is being recorded as interest expense over the related period. For accounting purposes, the Company has recorded the transaction as an acquisition. In conjunction with this acquisition, the Company recorded a charge to operations of $9.5 million, based upon an independent valuation, relating to acquired in-process research and development for projects that are in various stages of development, have not reached technological feasibility, and have no known alternative future uses.

      Inflation did not have a significant impact upon the results of the Company during fiscal 2000, 1999 or 1998.

MARKET RISK AND RISK MANAGEMENT POLICIES

      Medicis has minimal operations outside of the United States and, therefore, has no significant risk to changes in foreign currencies. In addition, the Company has only one form of debt that is in the form of a discounted contract obligation, which, in effect, is a fixed-rate debt not subject to market rate fluctuations.

      The Company is exposed to interest rate fluctuations on its short-term investments that are comprised of U.S. corporate securities and other debt securities, which it holds on an available-for-sale basis. A 100 basis-point change in the prime rate or other indicative base rates would not materially change the interest income the Company expects to receive.

Item 8:  Financial Statements and Supplementary Data

      The Company’s financial statements and schedule at June 30, 2000 and 1999 and for each of the three years in the period ending June 30, 2000 and the Independent Auditors’ Report thereon are contained on pages F-1 through F-20 and S-1 of this Form 10-K.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10:  Directors and Executive Officers of the Registrant

Item 11:  Executive Compensation

Item 12:  Security Ownership of Certain Beneficial Owners and Management

Item 13:  Certain Relationships and Related Transactions

      The information called for by each of Items 10, 11, 12 and 13 is incorporated by reference to the Company’s definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Documents filed as a part of this Report

Page

(1)	Financial Statements:

	Index to Consolidated Financial Statements	F-1

	Report of Ernst & Young LLP, Independent Auditors	F-2

	Consolidated balance sheets at June 30, 2000 and 1999	F-3

	Consolidated statements of income for the years ended June 30, 2000, 1999 and 1998	F-5

	Consolidated statements of stockholders’ equity for the years ended June 30, 2000, 1999 and 1998	F-6

	Consolidated statements of cash flows for the years ended June 30, 2000, 1999 and 1998	F-7

	Notes to consolidated financial statements	F-8
(2)	Financial Statement Schedules:

	Schedule II — Valuation and Qualifying Accounts	S-1
The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits filed as part of this Report:

Exhibit No.		Description

2.1	—	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997(13)
3.1	—	Certificate of Incorporation of the Company, as amended(6)
3.3(a)	—	Amended and Restated By-Laws of the Company(15)
4.1	—	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent(6)
4.1(b)	—	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A.(11)
4.3	—	Form of specimen certificate representing Class A Common Stock(1)
10.8	—	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)
10.9	—	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996(10)
10.10	—	Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended(2)
10.18	—	Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended(2)
10.58	—	Medicis Pharmaceutical Corporation 1992 Stock Option Plan(4)
10.59	—	Supply Agreement, dated October 21, 1992, between Schein and the Company(3)
10.70	—	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company(5)
10.72(a)	—	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc.(7)
10.72(b)	—	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A.(10)
10.72(c)	—	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc.(12)

Exhibit No.		Description

10.72(d)	—	Third Amendment to Credit and Security Agreement, dated November 22, 1998 by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(14)
10.73(a)	—	Patent Collateral Assignment and Security Agreement, dated August 3, 1995 by the Company to Norwest Business Credit, Inc.(8)
10.73(b)	—	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(10)
10.73(c)	—	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(14)
10.74(a)	—	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc.(9)
10.74(b)	—	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(10)
10.74(c)	—	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(14)
10.75	—	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A.(10)
10.76	—	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A.(10)
10.77	—	Securities Account Pledge and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A.(12)
10.77(a)	—	First Amendment to Securities Account Pledge and Security Agreement dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(14)
10.78	—	Acknowledgment of Control of Pledged Securities Account, dated November 22, 1996, by and among Norwest Bank Arizona, N.A. and the Company and Norwest Bank Minnesota, N.A.(12)
10.78(a)	—	First Amendment to Acknowledgement of Control of Pledged Securities Account dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(14)
10.89	—	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A.(14)
10.90	—	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A.(14)
10.91	—	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc.(14)
10.92	—	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH(14)
10.93	—	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc(16)
10.94	—	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999(16)
10.95	—	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc dated June 29, 1999(16)

Exhibit No.		Description

10.96	—	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc. dated June 29, 1999(16)
10.97	—	Medicis Pharmaceutical Corporation Executive Retention Plan(16)
10.98	—	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(16)
21.1	—	Subsidiaries(16)
23.1	—	Consent of Ernst & Young LLP, Independent Auditors(17)
24.1	—	Power of Attorney(17) See signature page(s)
27.1	—	Financial Data Schedule(17)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443, previously filed with the SEC

(3)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(4)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its 1992 Annual Meeting of Shareholders, File No. 0-18443, previously filed with the SEC

(5)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(6)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(7)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(8)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(9)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(17)	Filed herewith

      (b)  No reports on Form 8-K were filed with the SEC for the quarter ended June 30, 2000.

(c)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

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

Date: September 28, 2000

MEDICIS PHARMACEUTICAL CORPORATION

By:	/s/JONAH SHACKNAI

Jonah Shacknai
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 28, 2000

/s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr.	Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)	September 28, 2000

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	September 28, 2000

/s/ SPENCER DAVIDSON Spencer Davidson	Director	September 28, 2000

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq.	Director	September 28, 2000

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	September 28, 2000

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	September 28, 2000

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	September 28, 2000

MEDICIS PHARMACEUTICAL CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation

      We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Medicis Pharmaceutical Corporation and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Phoenix, Arizona

August 4, 2000

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2000	1999

Assets

Current assets:

Cash and cash equivalents	$152,270,780	$87,718,718

Short-term investments	133,466,609	149,585,195

Accounts receivable, less allowances: 2000: $4,190,000; 1999: $3,815,000.	33,164,092	31,582,935

Inventories	10,001,731	7,273,142

Deferred tax assets	3,366,268	4,697,085

Note receivable	—	39,100,000

Other current assets	19,018,672	15,635,164

Total current assets	351,288,152	335,592,239

Property and equipment, net	1,758,946	1,704,663

Intangible assets:

Intangible assets related to product line and business acquisitions	156,569,425	137,508,154

Other intangible assets	899,414	973,414

	157,468,839	138,481,568

Less: accumulated amortization	16,286,738	9,505,319

Net intangible assets	141,182,101	128,976,249

Other non-current assets	1,110,356	1,237,195

	$495,339,555	$467,510,346

See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2000	1999

Liabilities

Current liabilities:

Accounts payable	$10,554,984	$9,346,244

Short-term contract obligation	22,000,000	22,000,000

Income taxes payable	—	10,659,944

Other current liabilities	6,431,617	14,973,736

Total current liabilities	38,986,601	56,979,924

Long-term liabilities:

Other non-current liabilities	—	130,278

Long-term contract obligation	14,913,603	34,716,456

Deferred tax liability	4,000,102	1,935,272

Commitments and Contingencies

Stockholders’ Equity

Preferred Stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 29,069,085 and 28,239,269 at June 30, 2000 and 1999, respectively	406,967	395,350

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at June 30, 2000 and 1999.	5,921	5,921

Additional paid-in capital	372,067,685	352,155,845

Accumulated other comprehensive income (loss)	479,410	(293,784)

Accumulated earnings	64,479,266	21,485,084

Total stockholders’ equity	437,439,249	373,748,416

	$495,339,555	$467,510,346

See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,

	2000	1999	1998

Net revenues	$139,099,152	$116,870,540	$77,571,419

Operating costs and expenses:

Cost of sales	25,911,579	21,633,902	13,979,793

Selling, general and administrative	45,403,841	38,219,119	27,423,574

Research and development	4,902,715	3,396,393	2,884,479

In-process research and development	—	9,500,000	35,400,000

Depreciation and amortization	7,374,534	5,810,288	2,903,423

Operating costs and expenses	83,592,669	78,559,702	82,591,269

Operating income (loss)	55,506,483	38,310,838	(5,019,850)

Interest income	14,120,839	11,503,256	7,060,354

Interest expense	(2,245,578)	(1,825,200)	(23,635)

Gain on sale of assets	—	17,650,903	—

Income before taxes	67,381,744	65,639,797	2,016,869

Income tax expense	(24,387,562)	(24,202,571)	(14,424,045)

Net income (loss)	$42,994,182	$41,437,226	$(12,407,176)

Basic net income (loss) per common share	$1.48	$1.46	$(0.51)

Diluted net income (loss) per common share	$1.41	$1.41	$(0.51)

Shares used in computing basic net income (loss) per common share	29,028,896	28,413,608	24,101,658

Shares used in computing diluted net income (loss) per common share	30,498,776	29,462,311	24,101,658

See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Class A		Class B			Other
	Common Stock		Common Stock		Additional	Comp.	Accumulated
					Paid-In	(Loss)	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Earnings

Balance at June 30, 1997	20,969,523	$293,574	422,962	$5,921	$138,873,363	$(63,075)	$(7,544,966)

Comprehensive income (loss):

Net loss	—	—	—	—	—	—	(12,407,176)

Net unrealized gains on available-for-sale securities	—	—	—	—	—	140,764	—

Comprehensive loss

Exercise of stock options	233,314	3,266	—	—	954,296	—	—

Tax effect of stock options exercised	—	—	—	—	6,305,311	—	—

Options issued in lieu of payment for services rendered	—	—	—	—	57,500	—	—

Public offering	6,510,000	91,140	—	—	197,785,567	—	—

Balance at June 30, 1998	27,712,837	387,980	422,962	5,921	343,976,037	77,689	(19,952,142)

Comprehensive income (loss):

Net income	—	—	—	—	—	—	41,437,226

Net unrealized losses on available-for-sale securities	—	—	—	—	—	(371,619)	—

Net unrealized gains on foreign currency translation	—	—	—	—	—	146	—

Comprehensive income

Exercise of stock options	526,432	7,370	—	—	3,834,839	—	—

Tax effect of stock options exercised	—	—	—	—	4,329,969	—	—

Options issued in lieu of payment for services rendered	—	—	—	—	15,000	—	—

Balance at June 30, 1999	28,239,269	395,350	422,962	5,921	352,155,845	(293,784)	21,485,084

Comprehensive income (loss):

Net income	—	—	—	—	—	—	42,994,182

Net unrealized gains on available-for-sale securities	—	—	—	—	—	790,228	—

Net unrealized losses on foreign currency translation	—	—	—	—	—	(17,034)	—

Comprehensive income

Exercise of stock options	829,816	11,617	—	—	10,162,400	—	—

Tax effect of stock options exercised	—	—	—	—	9,728,440	—	—

Options issued in lieu of payment for services rendered	—	—	—	—	21,000	—	—

Balance at June 30, 2000	29,069,085	$406,967	422,962	$5,921	$372,067,685	$479,410	$64,479,266

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total

Balance at June 30, 1997	$131,564,817

Comprehensive income (loss):

Net loss	(12,407,176)

Net unrealized gains on available-for-sale securities	140,764

Comprehensive loss	(12,266,412)

Exercise of stock options	957,562

Tax effect of stock options exercised	6,305,311

Options issued in lieu of payment for services rendered	57,500

Public offering	197,876,707

Balance at June 30, 1998	324,495,485

Comprehensive income (loss):

Net income	41,437,226

Net unrealized losses on available-for-sale securities	(371,619)

Net unrealized gains on foreign currency translation	146

Comprehensive income	41,065,753

Exercise of stock options	3,842,209

Tax effect of stock options exercised	4,329,969

Options issued in lieu of payment for services rendered	15,000

Balance at June 30, 1999	373,748,416

Comprehensive income (loss):

Net income	42,994,182

Net unrealized gains on available-for-sale securities	790,228

Net unrealized losses on foreign currency translation	(17,034)

Comprehensive income	43,767,376

Exercise of stock options	10,174,017

Tax effect of stock options exercised	9,728,440

Options issued in lieu of payment for services rendered	21,000

Balance at June 30, 2000	$437,439,249

See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2000	1999	1998

Operating Activities:

Net income (loss)	$42,994,182	$41,437,226	$(12,407,176)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

In-process research and development	—	9,500,000	35,400,000

Gain on sale of assets	—	(17,650,903)	—

Depreciation and amortization	7,374,534	5,810,288	2,903,423

(Gain) loss on sale of available-for-sale investments	(483,038)	14,658	(50,931)

Other non-cash expenses	21,000	15,000	57,500

Deferred income tax expense (benefit)	2,947,647	(9,792,229)	13,787,173

Provision for doubtful accounts and returns	375,000	989,000	460,000

Accretion of premium (discount) on investments	508,323	179,649	(344,454)

Accretion of discount on contract obligation	2,197,147	1,801,885	—

Changes in operating assets and liabilities (net of acquired amounts):

Accounts receivable	(1,956,157)	(13,285,268)	(10,944,095)

Inventories	(1,338,576)	2,298,397	(4,772,069)

Other current assets	(2,502,530)	(4,134,323)	(5,353,132)

Accounts payable	1,208,740	2,975,103	35,575

Income taxes payable	(931,504)	10,062,755	597,189

Other current liabilities	(9,176,278)	(4,796,891)	(4,623,987)

Net cash provided by operating activities	41,238,490	25,424,347	14,745,016

Investing Activities:

Purchase of property and equipment	(628,941)	(725,165)	(833,111)

Proceeds from sale of product rights	39,100,000	10,712,402	—

Acquisition of businesses, net of cash acquired	(5,974,973)	(14,278,840)	(54,982,386)

Payments for purchase of product rights	(36,723,130)	(25,110,371)	(5,012,483)

Purchase of available-for-sale investments	(159,776,955)	(202,169,056)	(147,656,185)

Sale of available-for-sale investments	29,937,533	52,644,964	74,690,916

Maturity of available-for-sale investments	147,170,951	89,711,000	34,500,000

Change in other assets	282,382	355,712	(490,000)

Net cash provided by (used in) investing activities	13,386,867	(88,859,354)	(99,783,249)

Financing Activities:

Proceeds from the sale of common equity securities, net	—	—	197,876,707

Payment of notes payable	(100,000)	(105,920)	(10,660)

Change in other non-current liabilities	(130,278)	6,163	2,354

Proceeds from the exercise of options	10,174,017	3,842,209	957,562

Net cash provided by financing activities	9,943,739	3,742,452	198,825,963

Effect of foreign currency exchange rate on cash and cash equivalents	(17,034)	146	—

Net increase (decrease) in cash and cash equivalents	64,552,062	(59,692,409)	113,787,730

Cash and cash equivalents at beginning of year	87,718,718	147,411,127	33,623,397

Cash and cash equivalents at end of year	$152,270,780	$87,718,718	$147,411,127

See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000

NOTE 1.  FORMATION AND DEVELOPMENT OF THE COMPANY

      Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, rosacea, antifungals, eczema, hyperpigmentation, pediculosis (head lice), psoriasis, seborrheic dermatitis, and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from intensive research and development efforts; (3) acquiring complementary strategic products, technologies, and businesses; and (4) collaborating with other companies.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Medicis and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

      At June 30, 2000, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Investments

      The Company accounts for investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and interest and dividends on securities are included in interest income. The cost of securities sold is based upon the specific identification method.

Inventories

      The Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventories consist of salable products held at the Company’s warehouses, as well as at the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method.

      Inventories are as follows:

	June 30,

	2000	1999

Raw materials	$2,700,695	$1,799,082

Finished goods	7,301,036	5,474,060

Total inventories	$10,001,731	$7,273,142

Property and Equipment

      Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following:

	June 30,

	2000	1999

Furniture, fixtures and equipment	$2,225,969	$1,898,614

Leasehold improvements	480,970	652,070

	2,706,939	2,550,684

Less: accumulated depreciation	(947,993)	(846,021)

	$1,758,946	$1,704,663

Intangible Assets

      Intangible assets resulting from acquisitions of products and businesses principally consist of the excess of the fair value attributed to the related developed products and are being amortized on a straight-line basis over a 10-to 25-year period. The Company assesses the recoverability of intangible assets resulting from these acquisitions based upon expected future undiscounted cash flows on a product-line basis along with other relevant information.

Other Current Liabilities

      Other current liabilities are as follows:

	June 30,

	2000	1999

Accrued incentives	$3,066,000	$2,739,245

Payable to IMX	—	3,600,000

Other accrued expenses	3,365,617	8,634,491

	$6,431,617	$14,973,736

Revenue Recognition

      Revenue from product sales is recognized upon shipment, net of discounts, rebates and estimated allowances for chargebacks and returns. The Company principally authorizes returns for damaged products and exchanges for expired products in accordance with its “Return Goods Policy and Procedures,” and establishes reserves for such amounts at the time of sale. The Company has not experienced significant returns of damaged or expired products.

Advertising

      The Company expenses advertising as incurred. Advertising expenses for the fiscal years ended June 30, 2000 (“fiscal 2000”), June 30, 1999 (“fiscal 1999”) and June 30, 1998 (“fiscal 1998”) were approximately $11,521,000, $11,922,000 and $8,347,000, respectively.

Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and, accordingly, recognizes no compensation expense for employee stock option grants. All stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees.”

Research and Development Costs

      All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred.

Income Taxes

      Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Earnings (Loss) Per Share

      Basic and diluted earnings (loss) per common share are calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). All earnings (loss) per common share amounts for all periods have been presented and, where appropriate, restated to conform to the requirements of SFAS No. 128.

Statements of Cash Flows

      Non-cash investing and financing activities were as follows:

	June 30,

	2000	1999	1998

Tax effect of stock options exercised	$9,728,440	$4,329,969	$6,305,311

Note receivable from the sale of assets	—	39,100,000	—

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

Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments.

Segment Information

      The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information to be presented in interim financial reports issued to shareholders. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers (see Note 11). The adoption of SFAS No. 131 did not affect the Company’s consolidated financial position, results of operations or financial statement disclosures, as the Company operates only one business segment.

Recently Issued Accounting Standards

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance related to revenue recognition based upon interpretations and practices followed by the SEC. For the Company, SAB 101 will be effective the quarter ended December 31, 2000. The Company is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

NOTE 3.  PRODUCT LINE AND BUSINESS ACQUISITIONS AND DIVESTITURES

      On September 21, 1999, the Company purchased VECTRIN®, a branded minocycline HCl product line, and ownership of its Abbreviated New Drug Application (“ANDA”) from Warner Chilcott, plc (“Warner Chilcott”). Under terms of the agreement, the Company paid Warner Chilcott $11.1 million cash at closing and paid an additional $2.0 million in contingent payments in April 2000. Additionally, the Company is making royalty payments and may be obligated to make additional milestone payments conditioned upon the occurrence of certain events.

      On June 29, 1999, the Company sold the OTC products ZOSTRIX®, EXOREX™ and THERAPLEX® and the prescription product ZONALON® to Bioglan Pharma, plc (“Bioglan”). Bioglan paid cash of $900,000 and issued a note receivable for $39.1 million, which was collected in July 1999. Under terms of the agreement, the Company purchased IMX Pharmaceutical, Inc.’s (“IMX”) 49.0% interest in the EXOREX™ joint venture for $3.6 million. On June 25, 1998, the Company paid $4.0 million for its 51.0% interest in the EXOREX™ joint venture.

      On April 19, 1999, the Company acquired 100% of the common stock of Ucyclyd Pharma, Inc. (“Ucyclyd”), a privately held pharmaceutical company based in Baltimore, Maryland, for net cash of approximately $14.3 million. Ucyclyd’s primary product, the orphan drug BUPHENYL™, is indicated in the treatment of Urea Cycle Disorder. Under terms of the agreement, the Company paid $15.1 million at the close of the transaction, paid an additional $5.7 million in contingent payments in April 2000, and may be required to pay an additional $2.7 million upon regulatory approval of a product line extension. The business acquired was not significant under Securities and Exchange Commission rules.

      On March 17, 1999, the Company sold nine dermatological products to Bioglan for a net cash payment of $9.8 million. The products included in the transaction were: A-FIL™, AFIRM®, BENZASHAVE®, BETA-LIFTx®, METED®, PRAMEGEL®, PACKER’S TAR SOAP®, THERAMYCIN Z® and TEXACORT®. Under a separate agreement, the Company licensed three additional products to Bioglan for a period of three years with a buyout option of $15.5 million at the end of the term. Under this agreement, the Company receives quarterly license revenues. The products included in this license agreement were: OCCLUSAL-HP®, PENTRAX® and SALAC®.

      On November 29, 1998, the Company agreed to license, with an option to purchase, the LOPROX®, TOPICORT® and A/T/S® products from Aventis Pharma (“Aventis”) as successor-in-interest to Hoechst Marion Roussel (“HMR”). The Company, using cash reserves, paid $22.0 million at the close of the transaction, made another payment of $22.0 million in November 1999 and will make an additional payment of $22.0 million in November 2000. The Company has the option to purchase the products for $16.5 million after three years. The $22.0 million due in November 2000 is recorded as a short-term obligation, and the remaining balance is recorded at its discounted value as a long-term obligation. The discount is being recorded as interest expense over the related period. For accounting purposes, the Company recorded the transaction as an acquisition. In conjunction with this acquisition, the Company recorded a charge to operations of $9.5 million, based upon an independent valuation, relating to acquired in-process research and development for projects that are in various stages of development, have not reached technological feasibility, and have no known alternative future uses.

      The efforts required to develop the acquired in-process research and development into commercially viable products include completion of the development stages of the commercially viable products, clinical-trial testing, FDA approval and commercialization. Due to the nature of the pharmaceutical development process, the Company anticipates incurring additional costs to develop these products. However, there is no certainty that any of these development efforts will result in commercially viable products. During fiscal 2000 the Company incurred development costs of approximately $500,000, and should all of the remaining projects continue to move toward commercialization, the Company estimates that future expenditures could approximate $4.0 million over the next few years.

      On December 3, 1997, the Company acquired 100% of the common stock of GenDerm Corporation and its subsidiaries (“GenDerm”) for net cash of approximately $55.0 million. GenDerm marketed the prescription brands NOVACET® and ZONALON®, as well as the OTC brands ZOSTRIX®, OCCLUSAL-HP®, PENTRAX® and SALAC®. In conjunction with the acquisition of this business, the Company recorded a charge to operations of $35.4 million, based upon an independent valuation, relating to acquired in-process research and development for projects that are in various stages of development, have not reached technological feasibility, and have no known alternative future uses. The $35.4 million charge is not deductible for tax purposes.

      The Ucyclyd and GenDerm business acquisitions were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB No. 16”). Under APB No. 16, purchase price allocations were made to the assets acquired and the liabilities assumed based upon their respective fair values. The operations of Ucyclyd and GenDerm have been included in the consolidated statements of income (loss) as of the acquisition date.

      Unaudited pro forma operating results for the Company, assuming the business acquisitions occurred at the beginning of the year in which they were acquired and the immediately preceding fiscal year, are as follows:

	Year Ended June 30,

	1999	1998

Net revenues	$120,653,854	$95,263,143

Net income(loss)	42,529,400	(11,293,208)

Basic net income (loss) per common	$1.50	$(0.47)

Diluted net income (loss) per common share	$1.44	$(0.47)

      For purposes of these pro forma operating results, the charges for in-process research and development are presented in the year the charge was incurred. The pro forma information does not necessarily represent the actual results that would have occurred had the acquisitions taken place at the beginning of each fiscal year, given the manner that the Company assimilated the acquisitions into its business.

      On February 25, 1997, the Company acquired the LIDEX® and SYNALAR® products from a third party for $28.0 million, with the option to pay an additional $3.0 million, in $1.0 million installments, on the anniversary of the purchase for each of the next three years if certain market conditions are met. The Company paid the first installment of $1.0 million in February 1998, the second installment of $1.0 million in February 1999, and the third installment in February 2000. The Company has fulfilled all of its obligations under the LIDEX® and SYNALAR® acquisition.

NOTE 4.  SHORT-TERM INVESTMENTS

      The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.

      The following is a summary of available-for-sale securities:

	June 30, 2000

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$32,807,598	$962,892	$157,011	$33,613,479

Other debt securities	99,886,342	45,621	78,833	99,853,130

Total securities	$132,693,940	$1,008,513	$235,844	$133,466,609

	June 30, 1999

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$27,757,402	$10,003	$542,000	$27,225,405

Other debt securities	122,293,723	155,512	89,445	122,359,790

Total securities	$150,051,125	$165,515	$631,445	$149,585,195

      During the years ended June 30, 2000 and 1999, the gross realized gains on sales of available-for-sale securities totaled $587,011 and $22,800, respectively, and the gross realized losses totaled $103,973 and $37,458, respectively. The net adjustment to unrealized gains (losses) during fiscal 2000 and fiscal 1999 on available-for-sale securities included in stockholders’ equity totaled $790,228 and $(371,619), respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2000, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	June 30, 2000

		Estimated
	Cost	Fair Value

Available-for-sale

Due in one year or less	$85,949,440	$86,743,923

Due after one year through two years	46,744,500	46,722,686

Due after two years	—	—

	$132,693,940	$133,466,609

NOTE 5.  DEBT

      The Company has a revolving line of credit facility of up to $25.0 million from Norwest Bank Arizona, N.A. The facility may be drawn upon by the Company, at its discretion, and is collateralized by principal assets of the Company. The outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2000. The agreement requires the Company to comply with certain covenants, including covenants relating to the Company’s financial condition and results of operation. The Company has not drawn on this credit facility.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Occupancy Arrangements

      The Company presently occupies approximately 49,000 square feet of office space, at an average annual expense of $1,346,000, under a lease agreement that expires in February 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $1,024,500, $564,000 and $350,000 in fiscal 2000, 1999 and 1998, respectively. The Company relocated to its present office space in Scottsdale, Arizona, in February 2000. At June 30, 2000, approximate future lease payments under the operating lease are as follows:

Year Ending June 30,

2001	$1,253,700

2002	1,253,700

2003	1,285,100

2004	1,328,900

2005	1,362,400

Thereafter	6,458,800

$12,942,600

      Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2001.

Research and Development and Consulting Contracts

      The Company has, in the past, and may, in the future, enter into agreements with various research organizations and individuals under which the Company acquires certain patent and marketing rights for therapeutics developed under such agreements in exchange for providing funding for collaborative research. It is also anticipated that, before any commercial marketing can be commenced, the Company will be required to secure certain regulatory approvals on the technological processes involved.

      The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. In addition, the Company has granted options to purchase shares of Class A Common Stock that are included in the stock option plan described in Note 9. These options vest annually over the commitment periods. At June 30, 2000, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.

Licensing, Marketing and Manufacturing Agreements

      The Company has entered into licensing and marketing agreements under which it has obtained rights to market certain existing and future pharmaceutical products. Generally, the terms of such agreements vary, but range from 10 to 20 years from the date of the first sale of the related product or until the expiration of the patent applicable to the product. The agreements provide for varying royalties with certain stated minimum annual amounts, which vary by agreement from $35,000 to $50,000. Total minimum royalties required to be paid on products currently being sold are approximately $85,000 per year.

      In July 1997, the Company entered into a joint product development and distribution agreement with an unrelated third party whereby the Company will pay certain costs with respect to certain product approvals estimated to be approximately $1.0 million.

      The Company purchases its inventory from third party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.

Other

      The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves, or, in the current opinion of management, after consultation with counsel, should not, in the aggregate, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

NOTE 7.  INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,

	2000		1999

	Current	Long-term	Current	Long-term

Deferred tax assets:

Net operating loss carry forwards	$—	$256,000	$—	$416,000

Reserves and liabilities	3,642,000	—	4,525,000	—

Unrealized gains (losses) on securities	(276,000)	—	172,000	—

Research and development credits	—	—	—	94,000

	3,366,000	256,000	4,697,000	510,000

Excess of net book value over tax basis of intangible assets	—	(4,256,000)	—	(2,445,000)

Deferred tax assets (liabilities)	$3,366,000	$(4,000,000)	$4,697,000	$(1,935,000)

      During fiscal 2000, the Company recorded $448,000 of deferred taxes relating to unrealized gains on available-for-sale securities presented in other comprehensive income in stockholders’ equity. During fiscal 1999, the Company recorded $172,000 of deferred taxes relating to unrealized losses on available-for-sale securities.

      During fiscal 1998, the Company acquired all of the outstanding stock of GenDerm in a taxable stock acquisition. As a result of the GenDerm acquisition, net deferred tax liabilities and current taxes payable were recorded. The deferred tax liability related to acquired intangible assets that have no tax basis. The deferred tax assets acquired related to reserves, acquired net operating loss carry forwards, research and development credits, and other tax credits. All of the net operating losses and tax credits acquired in the GenDerm acquisition are limited for tax purposes under both the separate return limitation year rules and Internal Revenue Code sections 382 and 383, which limit the annual utilization of net operating losses and tax credits.

      At June 30, 2000, the Company had net operating loss carry forwards for federal income tax purposes of approximately $680,000. All of the net operating loss carry forwards are attributable to the Company’s acquisition of GenDerm. As such, they are limited for tax purposes under both the separate return limitation year rules and Internal Revenue Code sections 382 and 383, which limit the annual utilization of net operating losses.

      During fiscal 2000, 1999 and 1998, the Company made tax payments of $14,180,000, $19,837,000 and $1,874,000, respectively.

      Components of the provision for income taxes are as follows:

	June 30,

	2000	1999	1998

Current

Federal	$19,849,000	$30,561,000	$3,222,000

State	1,564,000	3,415,000	1,570,000

Foreign	27,000	19,000	—

	21,440,000	33,995,000	4,792,000

Deferred

Federal	2,768,000	(9,048,000)	8,644,000

State	180,000	(744,000)	988,000

	2,948,000	(9,792,000)	9,632,000

Total	$24,388,000	$24,203,000	$14,424,000

      Income tax expense for the three years ended June 30, 2000, 1999 and 1998 differs from the amount computed, applying the federal statutory rates as follows:

	June 30,

	2000	1999	1998

Statutory federal income tax rate	35.0%	35.0%	35.0%

State tax rate, net of federal benefit	1.7	2.5	4.0

Change in valuation allowance	—	—	—

Tax-exempt interest	(2.3)	(2.0)	(14.4)

In-process research and development	—	—	684.5

Other	1.8	1.4	6.0

	36.2%	36.9%	715.1%

NOTE 8.  STOCK TRANSACTIONS

      Class A Common Stock has one vote per share, and Class B Common Stock has 10 votes per share. Each share of Class B Common Stock may be converted into one share of Class A Common Stock at the option of the holder or, in some circumstances, may automatically be converted upon a vote of the Board of Directors and the majority of the Class B Common Stock shareholders.

      On January 12, 1999, the Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend payable February 16, 1999, to common shareholders of record at the close of business on January 29, 1999. Per share amounts and the weighted average number of shares outstanding have been retroactively revised for all periods presented.

      In February 1998, the Company completed a public offering for 6,000,000 primary shares of the Company’s Class A Common Stock at a price of $32.17 per share. The underwriters also exercised the over-allotment option of 510,000 primary shares at a price of $32.17 per share. Gross proceeds from the offering before related expenses totaled $209,405,000.

NOTE 9.  STOCK OPTION PLANS

      The Company has six Stock Option Plans (the 1998, 1996, 1995, 1992, 1990 and 1988 Plans or, collectively, the “Plans”). As of June 30, 2000, the 1998, 1996, 1995, 1992, 1990 and 1988 Plans had the following options outstanding: 1,345,700; 2,422,517; 351,858; 4,580; 43,800; and 36,270, respectively. The Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years. Options are granted at the fair market value on the grant date. Options outstanding at June 30, 2000, vary in price from $1.57 to $57.19, with a weighted average of $23.45 outlined in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.57-$12.11	400,987	4.77	$9.56	214,094	$8.05
$15.39-$26.42	2,778,655	8.64	$22.63	237,505	$22.82
$26.44-$37.94	896,835	7.63	$29.37	271,807	$29.44
$38.13-$57.19	128,248	9.02	$43.05	10,928	$40.40

      A summary of stock options granted within the Plans and related information for the years ended June 30, 2000, 1999 and 1998 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price

Balance at June 30, 1997	868,948	942,640	1,811,588	$6.79

Granted	566,630	495,554	1,062,184	$29.18

Exercised	(87,434)	(145,880)	(233,314)	$4.11

Terminated/expired	(83,645)	(2,781)	(86,426)	$18.26

Balance at June 30, 1998	1,264,499	1,289,533	2,554,032	$15.70

Granted	718,023	703,103	1,421,126	$25.47

Exercised	(296,708)	(222,224)	(518,932)	$7.36

Terminated/expired	(191,854)	(15,525)	(207,379)	$25.63

Balance at June 30, 1999	1,493,960	1,754,887	3,248,847	$20.76

Granted	906,337	1,084,163	1,990,500	$23.31

Exercised	(366,789)	(461,152)	(827,941)	$12.27

Terminated/expired	(157,839)	(48,842)	(206,681)	$24.75

Balance at June 30, 2000	1,875,669	2,329,056	4,204,725	$23.45

      Options exercisable under the Plans at June 30, 2000 were 734,334 with an average exercisable price of $21.23. During fiscal 2000 and 1999, 1,875 and 7,500 non-qualified stock options not subject to the Plans were exercised at a price of $6.47.

      The Company elected the adoption of the disclosure-only provisions of SFAS No. 123 in fiscal 1998. In accordance with the provisions of SFAS No. 123, the Company applies APB No. 25 and related interpretations in accounting for option grants to employees under its stock option plans. If the Company had elected to recognize compensation costs based upon the fair value of the options granted at grant date as prescribed by SFAS No. 123, operating results would have changed to the pro forma amounts indicated in the table below:

	2000	1999	1998

Net income (loss) — as reported	$42,994,182	$41,437,226	$(12,407,176)

Net income (loss) — pro forma	$35,641,156	$36,930,216	$(15,346,543)
Diluted earnings (loss)

Per common share as reported	$1.41	$1.41	$(0.51)

Per common share pro forma	$1.17	$1.25	$(0.64)

      The weighted average fair value of options granted during fiscal 2000, 1999 and 1998 was $11.95, $12.03 and $16.27, respectively.

      Pro forma results disclosed are based upon the provisions of SFAS No. 123 using the Black-Scholes option pricing model and are not likely to be representative of the effect on pro forma net income for future years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which, unlike options granted by the Company, have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from options traded on an exchange, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2000	1999	1998

Expected dividend yield	0.0%	0.0%	0.0%

Expected stock price volatility	0.5	0.5	0.5

Risk-free interest rate	5.5%	5.5%	5.5%

Expected life options	5 Years	5 Years	5 Years

NOTE 10.  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	June 30,

	2000	1999	1998

Numerator

Net income (loss)	$42,994,182	$41,437,226	$(12,407,176)

Denominator for basic net income (loss) per common share	29,028,896	28,413,608	24,101,658

Effect of dilutive securities:

Stock options	1,469,880	1,048,703	—

Denominator for diluted net income (loss) per common share	30,498,776	29,462,311	24,101,658

Basic net income (loss) per common share	$1.48	$1.46	$(0.51)

Diluted net income (loss) per common share	$1.41	$1.41	$(0.51)

      Options that are anti-dilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share. There were no dilutive securities in 1998 given that the Company had a net loss.

NOTE 11.  SIGNIFICANT CUSTOMERS

      For fiscal 2000, four customers accounted for approximately 21.0%, 18.1%, 11.3% and 10.2% of sales. For fiscal 1999, two customers accounted for approximately 18.0% and 14.1% of sales. For fiscal 1998, three customers accounted for approximately 16.9%, 13.2% and 12.6% of sales.

NOTE 12.  FINANCIAL INSTRUMENTS — CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

      The Company maintains cash, cash equivalents and short-term investments primarily with two financial institutions that invest funds in short-term, interest-bearing, investment-grade, marketable securities. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

      At June 30, 2000 and 1999, three customers comprised approximately 57.8% and 58.1%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk existed at June 30, 2000.

NOTE 13.  DEFINED CONTRIBUTION PLAN

      The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company has not made any such contributions since its inception.

NOTE 14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The table below lists the quarterly financial information for fiscal 2000 and 1999. All figures are in thousands, except per share data, and certain amounts do not total the annual amounts due to rounding.

	Year Ended June 30, 2000
	(For the Quarters Ended)

	September 30, 1999	December 31, 1999	March 31, 2000	June 30, 2000

Net revenues	$31,644	$33,379	$35,049	$39,027

Gross profit	25,858	26,940	28,726	31,664

Net income	9,640	10,481	11,063	11,810

Basic net income per common share	$0.34	$0.36	$0.38	$0.40

Diluted net income per common share	$0.33	$0.35	$0.36	$0.38

	Year Ended June 30, 1999
	(For the Quarters Ended)

	September 30, 1999	December 31, 1999	March 31, 2000	June 30, 2000

Net revenues	$24,780	$28,016	$30,183	$33,892

Gross profit	20,073	22,700	25,158	27,305

Net income	8,089	3,181	13,975	16,192

Basic net income per common share	$0.29	$0.11	$0.49	$0.57

Diluted net income per common share	$0.28	$0.11	$0.47	$0.55

      The quarterly net income per share data disclosed above does not agree with the amounts reported in the Company’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission, as the amounts have been revised to reflect the stock splits discussed in Note 8 and the effect of SFAS No. 128 related to basic and diluted earnings per share. Gross profit does not include amortization of the related intangibles.

NOTE 15.  SUBSEQUENT EVENT

      On August 15, 2000, the Company entered into a multi-year development, commercialization and license agreement with Corixa Corporation (“Corixa”), covering Corixa’s novel psoriasis immunotherapeutic product, PVAC™ treatment. The agreement provides Medicis with exclusive rights to PVAC™ treatment in the United States and Canada. Corixa will be responsible for development and manufacturing, and Medicis will be responsible for commercialization and distribution.

      Under the terms of the agreement, Medicis will pay Corixa license fees, research funding and milestone payments of up to $107 million. Upon effectiveness, Corixa will receive a non-refundable payment of $17 million with additional potential development milestone payments of $35 million, and commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, upon commercial sale of the product, Medicis will purchase inventory from Corixa and pay a royalty on net sales of the product. The effectiveness of the collaboration agreement between Corixa and Medicis is subject to certain customary conditions, including any required approval of the transaction by applicable government agencies.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	beginning	costs and	other		Balance at
Description	of year	expenses	accounts	Deductions	end of year

Year Ended June 30, 2000

Deducted from Asset Accounts:

Accounts Receivable:

Allowances	$3,815,000	$375,000	$—	$—	$4,190,000
Year Ended June 30, 1999

Deducted from Asset Accounts:

Accounts Receivable:

Allowances	2,826,000	989,000	—	—	3,815,000
Year Ended June 30, 1998

Deducted from Asset Accounts:

Accounts Receivable:

Allowances	1,150,000	460,000	1,216,000 (1)	—	2,826,000

(1)	Allowance related to acquisition of GenDerm.

S-1

EXHIBIT INDEX

Exhibit No.		Description

2.1	—	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997(13)
3.1	—	Certificate of Incorporation of the Company, as amended(6)
3.3(a)	—	Amended and Restated By-Laws of the Company(15)
4.1	—	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent(6)
4.1(b)	—	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A.(11)
4.3	—	Form of specimen certificate representing Class A Common Stock(1)
10.8	—	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)
10.9	—	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996(10)
10.10	—	Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended(2)
10.18	—	Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended(2)
10.58	—	Medicis Pharmaceutical Corporation 1992 Stock Option Plan(4)
10.59	—	Supply Agreement, dated October 21, 1992, between Schein and the Company(3)
10.70	—	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company(5)
10.72(a)	—	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc.(7)
10.72(b)	—	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A.(10)
10.72(c)	—	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc.(12)
10.72(d)	—	Third Amendment to Credit and Security Agreement, dated November 22, 1998 by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(14)
10.73(a)	—	Patent Collateral Assignment and Security Agreement, dated August 3, 1995 by the Company to Norwest Business Credit, Inc.(8)
10.73(b)	—	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(10)
10.73(c)	—	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(14)
10.74(a)	—	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc.(9)
10.74(b)	—	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(10)
10.74(c)	—	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(14)

Exhibit No.		Description

10.75	—	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A.(10)
10.76	—	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A.(10)
10.77	—	Securities Account Pledge and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A.(12)
10.77(a)	—	First Amendment to Securities Account Pledge and Security Agreement dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(14)
10.78	—	Acknowledgment of Control of Pledged Securities Account, dated November 22, 1996, by and among Norwest Bank Arizona, N.A. and the Company and Norwest Bank Minnesota, N.A.(12)
10.78(a)	—	First Amendment to Acknowledgement of Control of Pledged Securities Account dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(14)
10.89	—	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A.(14)
10.90	—	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A.(14)
10.91	—	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc.(14)
10.92	—	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH(14)
10.93	—	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc(16)
10.94	—	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999(16)
10.95	—	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc dated June 29, 1999(16)
10.96	—	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc. dated June 29, 1999(16)
10.97	—	Medicis Pharmaceutical Corporation Executive Retention Plan(16)
10.98	—	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(16)
21.1	—	Subsidiaries(16)
23.1	—	Consent of Ernst & Young LLP, Independent Auditors(17)
24.1	—	Power of Attorney(17) See signature page(s)
27.1	—	Financial Data Schedule(17)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443, previously filed with the SEC

(3)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(4)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its 1992 Annual Meeting of Shareholders, File No. 0-18443, previously filed with the SEC

(5)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(6)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(7)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(8)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(9)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(17)	Filed herewith

(b)	No reports on Form 8-K were filed with the SEC for the quarter ended June 30, 2000.

(c)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

(d)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.