Form 10-Q
period 2000-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2000-11-14
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
Scottsdale, Arizona 85258-2463
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2000

Class A Common Stock $.014 Par Value	29,698,723

Class B Common Stock $.014 Par Value	422,962

MEDICIS PHARMACEUTICAL CORPORATION

MEDICIS PHARMACEUTICAL CORPORATION

			Page

PART I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000	3

		Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2000 and 1999	5

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and 1999	6

		Notes to the Condensed Consolidated Financial Statements	7

	Item 2	Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II.	OTHER INFORMATION

	Item 6	Exhibits and Reports on Form 8-K	17

SIGNATURES			17

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2000	June 30, 2000

Assets

Current assets:

Cash and cash equivalents	$159,390,888	$152,270,780

Short-term investments	145,046,150	133,466,609

Accounts receivable, net	32,198,534	33,164,092

Inventories, net	9,188,686	10,001,731

Deferred tax assets	3,929,482	3,366,268

Other current assets	12,894,818	19,018,672

Total current assets	362,648,558	351,288,152

Property and equipment, net	1,867,780	1,758,946

Intangible assets:

Intangible assets related to product line and business acquisitions	157,725,044	156,569,425

Other intangible assets	793,879	899,414

Less: accumulated amortization	18,074,638	16,286,738

Net intangible assets	140,444,285	141,182,101

Other non-current assets	3,532,267	1,110,356

	$508,492,890	$495,339,555

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2000	June 30, 2000

Liabilities

Current liabilities:

Accounts payable	$8,839,115	$10,554,984

Short-term contract obligation	22,000,000	22,000,000

Other current liabilities	8,174,326	6,431,617

Total current liabilities	39,013,441	38,986,601

Long-term liabilities:

Long-term contract obligation	15,360,010	14,913,603

Deferred tax liability	—	4,000,102

Stockholders’ Equity

Preferred Stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 29,589,454 and 29,069,085 at September 30, 2000 and at June 30, 2000, respectively	414,252	406,967

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at September 30, 2000 and at June 30, 2000	5,921	5,921

Additional paid-in capital	388,275,760	372,067,685

Accumulated other comprehensive income	426,868	479,410

Accumulated earnings	64,996,638	64,479,266

Total stockholders’ equity	454,119,439	437,439,249

	$508,492,890	$495,339,555

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	September 30, 2000	September 30, 1999

Net revenues	$40,254,424	$31,643,932

Operating costs and expenses:

Cost of product revenue	7,479,791	5,786,163

Selling, general and administrative	15,164,447	9,940,727

Research and development	19,225,974	1,596,377

Depreciation and amortization	1,939,497	1,693,284

Operating costs and expenses	43,809,709	19,016,551

Operating (loss) income	(3,555,285)	12,627,381

Interest income	4,809,312	3,375,495

Interest expense	(451,899)	(729,934)

Income before taxes	802,128	15,272,942

Income tax expense	(284,756)	(5,632,729)

Net income	$517,372	$9,640,213

Basic net income per common share	$0.02	$0.34

Diluted net income per common share	$0.02	$0.33

Shares used in computing basic net income per common share	29,644,638	28,750,326

Shares used in computing diluted net income per common share	31,624,481	29,471,423

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	September 30, 2000	September 30, 1999

Net income	$517,372	$9,640,213

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,939,497	1,693,284

Accretion of premium on investments	110,500	261,117

Deferred income tax (benefit) expense	(6,993,713)	776,000

Provision for doubtful accounts and returns	200,000	—

Other non-cash expenses	—	5,000

Gain on sale of available-for-sale investments	(496,051)	(2,765)

Accretion of discount on contract obligation	446,407	720,754

Changes in operating assets and liabilities:

Accounts receivable	765,558	4,144,088

Inventories	813,045	(1,401,351)

Other current assets	6,123,854	5,045,766

Accounts payable	(1,715,869)	(861,453)

Income taxes payable	7,177,433	(3,762,381)

Other current liabilities	377,775	(6,090,366)

Net cash provided by operating activities	9,265,808	10,167,906

Cash flows from investing activities:

Purchase of property and equipment	(263,261)	(261,774)

Proceeds from sale of product rights	—	39,100,000

Payment for purchase of product rights	(1,050,084)	(11,337,130)

Change in other assets	11,317	100,746

Purchase of available-for-sale investments	(47,548,499)	(57,630,069)

Sale of available-for-sale investments	5,705,782	7,685,085

Maturity of available-for-sale investments	30,625,000	12,212,300

Net cash used in investing activities	(12,519,745)	(10,130,842)

Cash flows from financing activities:

Proceeds from the exercise of options	10,402,858	693,074

Payment of notes payable	—	(100,000)

Change in other non-current liabilities	—	(2,411)

Net cash provided by financing activities	10,402,858	590,663

Effect of foreign currency exchange rate on cash and cash equivalents	(28,813)	(14,937)

Net increase in cash and cash equivalents	7,120,108	612,790

Cash and cash equivalents at beginning of period	152,270,780	87,718,718

Cash and cash equivalents at end of period	$159,390,888	$88,331,508

The accompanying notes are an integral part of this statement.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

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

The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (“fiscal 2000”). Certain immaterial amounts on the face of the balance sheet have been reclassified to conform with the current period’s presentation.

2.	RESEARCH AND DEVELOPMENT COSTS

All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred unless they relate to prepaid research in the regulatory approval process. The Company periodically makes up front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue-producing period.

3.	COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended September 30, 2000 (“the first quarter of fiscal 2001”) was $465,000. Total comprehensive income for the three months ended September 30, 1999 (“the first quarter of fiscal 2000”) was $9.9 million.

4.	STRATEGIC ALLIANCE WITH CORIXA CORPORATION

In August 2000, Medicis entered into a multi-year development, commercialization and license agreement covering Corixa’s novel psoriasis immunotherapeutic product, PVAC(TM) treatment. Under terms of the agreement, Medicis made a non-refundable payment to Corixa of $17.0 million at closing, with additional potential development milestone payments of $35 million, and commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, upon commercial sale of the product, Medicis will purchase inventory from Corixa and pay royalties on net sales of the product. Medicis also recorded $788,000 in research and development expenses related to this development, commercialization and license agreement. Medicis will continue to look for opportunities such as the Corixa collaboration to enhance its research and development pipeline. The Company records expenses for up front, non-refundable research and development payments in the period they are paid given that there is no recourse provision against Corixa for failing to continue to move the product toward commercialization. The timing of these payments will vary depending upon collaboration opportunities available to the Company. Due to the uncertainty of when these opportunities may be available, Medicis cannot determine which quarter these future payments will be made.

5.	EARNINGS PER SHARE

The following table sets forth all computations of basic and diluted earnings per share:

	Three Months Ended
	September 30,

	2000	1999

	(in thousands, except per share data)
Numerator:

Net income	$517	$9,640

Denominator for basic earnings per common share	29,645	28,750

Effect of dilutive securities:

Stock options	1,979	721

Denominator for diluted earnings per common share	31,624	29,471

Basic net income per common share	$0.02	$0.34

Diluted net income per common share	$0.02	$0.33

Options to purchase 1,957 shares of common stock at $61.50 were outstanding at September 30, 2000, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

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

Although the Company utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in, first-out method. Inventories, net of reserves, at September 30, 2000 and June 30, 2000, consisted of the following:

	September 30, 2000	June 30, 2000

Raw materials	$3,003,501	$2,700,695

Finished goods	6,185,185	7,301,036

Total inventories, net	$9,188,686	$10,001,731

8.	INCOME TAXES

Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimation of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon estimated tax expenses for the year.

At September 30, 2000, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $5.8 million increase to equity with a corresponding $5.8 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder. At September 30, 2000, the Company estimates the effective tax rate for fiscal 2001 to be between 35% and 36%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 Form 10-K”).

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

In Item 1 of the 2000 Form 10-K, as well as in this Form 10-Q, the Company discusses in more detail various factors that could cause actual results to vary from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. Investors should understand that it is not possible to predict or identify all such factors and should not consider such factors to be a complete statement of all potential risks and uncertainties that may affect the Company’s business.

Overview

Medicis is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, rosacea, antifungals, eczema, hyperpigmentation, pediculosis (head lice), psoriasis, seborrheic dermatitis, and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from intensive research and development efforts; (3) acquiring complementary stragetic products, businesses and technologies; and (4) collaborating with other companies.

The Company’s primary products include the prescription brands DYNACIN(R) (minocycline HC1), TRIAZ(R) (benzoyl peroxide), LOPROX(R) (ciclopirox), LUSTRA(R) and LUSTRA-AF(TM) (hydroquinone), OVIDE(R) (malathion), PLEXION(TM) (sodium sulfacetamide/sulfur), LIDEX(R) (fluocinonide), SYNALAR(R) (fluocinolone acetonide), TOPICORT(R) (desoximetasone), BUPHENYL(TM) (sodium phenylbutyrate), a prescription product indicated in the treatment of Urea Cycle Disorder, and the over-the-counter brand ESOTERICA(R).

The Company derives a majority of its revenue from sales of its DYNACIN(R), TRIAZ(R), LIDEX(R), LOPROX(R), LUSTRA(R), LUSTRA-AF™ and TOPICORT(R) products (the Key Products”). The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products, individually or collectively, could have a material adverse effect on the Company’s business, financial condition and results of operations. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; regulatory action by the FDA; changes in the prescribing practices of dermatologists; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents and other rights; or other factors.

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

All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company may continue to make up front, non-refundable payments to third parties for research and development work which has been completed. Medicis, upon regulatory approval or commercialization of the product under development, may obtain the marketing rights. These up-front payments may be expensed at the time of payment depending on the nature of the payment made.

The Company’s customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc. (“McKesson”); Bergen Brunswig Corporation (“Bergen Brunswig”); Cardinal Health, Inc. (“Cardinal”); Bindley Western Industries, Inc. (“Bindley”); Quality King Distributors Inc. (“Quality King”) and other major drug chains. During fiscal 2000, Cardinal, McKesson, Quality King and Bergen Brunswig accounted for 21.0%, 18.1%, 11.3% and 10.2%, respectively, of the Company’s sales. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1%, respectively, of the Company’s sales. During fiscal 1998, McKesson, Bergen Brunswig and Cardinal, accounted for 16.9%, 13.2% and 12.6%, respectively, of the Company’s sales. The loss of any of these customers accounts could have a material adverse effect upon the Company’s business, financial condition or results of operations.

The Company plans to spend substantial amounts of capital to continue the acquisition of and the research and development of pharmaceutical products. Actual expenditures will depend upon the Company’s financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenues will fluctuate from period to period. The company periodically makes up front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue producing period. The Company can give no assurance that the research and development projects or payments will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval may be necessary.

The Company intends to seek additional acquisitions of products, companies or technologies to leverage its existing distribution channels and marketing infrastructure, to provide additional opportunities for growth, and to aggressively market formulations of existing products. The Company is also seeking licensing opportunities. The Company can give no assurance that opportunities will be available on terms acceptable to the Company, if at all.

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

Results of Operations

The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended
	September 30,

	2000*	1999	1998

Net revenue	100.0%	100.0%	100.0%

Gross profit	81.4	81.7	81.0

Operating expenses	46.0	41.8	41.5

Operating income	35.4	39.9	39.5

Net interest income	10.8	8.4	12.5

Income tax expense	(16.4)	(17.8)	(19.4)

Net income	29.8%	30.5%	32.6%

*	Absent tax-effected research and development expense of $17.8 million related to collaboration with Corixa Corporation

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Net Revenue

Net revenue for the three months ended September 30, 2000 (the “first quarter of fiscal 2001”) increased 27.2%, or $8.7 million, to $40.3 million from $31.6 million for the three months ended September 30, 1999 (the “first quarter of fiscal 2000”). The Company’s net revenue increased in the first quarter of fiscal 2000 primarily as a result of increased prescription volumes of the Company’s core growth brands, DYNACIN(R), LOPROX(R), LUSTRA(R), TRIAZ(R) and OVIDE(R). The aggregate prescription growth of the Company’s core growth brands increased approximately 52% as compared to the first quarter of the prior fiscal year. Additionally, PLEXION(TM), a novel prescription rosacea cleanser, was launched by the Company in the first quarter of fiscal 2001. The first quarter of fiscal 2000 did not include sales of PLEXION(TM).

Gross Profit

Gross profit during the first quarter of fiscal 2001 increased 26.7%, or $6.9 million, to $32.8 million from $25.9 million in the first quarter of fiscal 2000. As a percentage of net revenue, gross profit was 81.4% and 81.7% in the first quarter of fiscal 2001 and 2000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of fiscal 2001 increased 52.5%, or $5.2 million, to $15.1 million from $9.9 million in the first quarter of fiscal 2000. This change is primarily due to an increase in promotional spending relating to the launch of PLEXION(TM) in the first quarter of fiscal 2001 and continued promotion of the Company’s existing products. The change is also due to variable costs commensurate with increased sales volume and increased personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

Selling, general and administrative costs, as a percentage of net revenue, increased approximately six percentage points in the first quarter of fiscal 2001 relative to the first quarter of fiscal 2000. This increase was primarily due to an increase in promotional spending and an increase in personnel costs.

Research and Development Expenses

Research and development expenses in the first quarter of fiscal 2001 increased $17.6 million, to $19.2 million from $1.6 million in the first quarter of fiscal 2000. This increase was due to the $17.8 million paid in relation to the collaboration with Corixa Corporation in a novel psoriasis immunotherapeutic product currently under development, offset by the timing of clinical support of the Company’s existing products incurred last year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in the first quarter of fiscal 2000 increased 14.5%, or $0.2 million, to $1.9 million from $1.7 million in the first quarter of fiscal 2000, primarily due to amortization of the intangible assets associated with the Company’s acquisition of a minocycline ANDA in September 1999.

Operating Income

Operating income during the first quarter of fiscal 2001 decreased $16.2 million, from operating income of $12.6 million in the first quarter of fiscal 2000 to an operating loss of $3.6 million, primarily due to the research and development expense of $17.8 million related to the Corixa collaboration. Absent this charge, operating income increased $1.6 million, to $14.2 million in the first quarter of fiscal 2001 from $12.6 million in the first quarter of fiscal 2000, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

Interest income in the first quarter of fiscal 2001 increased 50.3%, or $1.6 million, to $4.8 million from $3.2 million in the first quarter of fiscal 2000, primarily due to higher cash, cash equivalent and short-term investment balances. The increased balances are primarily the result of the Company’s cash flows from operations and proceeds from the exercise of stock options.

Interest Expense

Interest expense in the first quarter of fiscal 2001 decreased $278,000 to $452,000 from $730,000 in the first quarter of fiscal 2000, primarily due to a decrease in the imputed interest related to the contract obligation recorded in connection with the acquisition of LOPROX®, TOPICORT® and A/T/S®.

Income Tax Expense

Income tax expense during the first quarter of fiscal 2001 decreased $5.3 million, to $285,000, from $5.6 million in the first quarter of fiscal 2000. The provision for income taxes recorded for the first quarter of fiscal 2001 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The decrease in income tax expense in the first quarter of fiscal 2001, as compared to the first quarter of fiscal 2000, is primarily due to a decrease in pre-tax income. The decrease in pre-tax income is primarily related to the $17.8 million charge to expenses as a result of the Corixa collaboration, and higher operating expenses offset by increased sales volumes. The decrease in the effective tax rate in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, is primarily attributable to the implementation of tax-saving strategies.

Net Income

Net income during the first quarter of fiscal 2001 decreased $9.1 million, to $517,000 from $9.6 million in the first quarter of fiscal 2000. The decrease is primarily a result of the $17.8 million research and development expense related to the Corixa collaboration. Absent this tax-effected charge, net income increased 24.4%, or $2.4 million, to $12.0 million from $9.6 million in the first quarter of fiscal 2000. The increase is primarily attributable to an increase in sales volume, an increase in interest income, offset by an increase in operating expenses.

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarter of fiscal 2001 decreased $0.9 million, to $9.3 million, from $10.2 million in the first quarter of fiscal 2000. The decrease was primarily attributable to the research and development expense related to the Corixa collaboration, which reduced net income, offset by an income tax receivable collected during the quarter and positive cash flow fluctuations in other balance sheet accounts.

Net cash used in investing activities for the first quarter of fiscal 2001 increased $2.4 million, to $12.5 million, from $10.1 million in the first quarter of fiscal 2000. The change was primarily due to proceeds received from the sale of product rights to Bioglan Pharma plc in the first quarter of fiscal 2000, offset by fluctuations of the available-for-sale investments and a change in payments for product rights.

Net cash provided by financing activities for the first quarter of fiscal 2001 increased $9.8 million, to $10.4 million, from $591,000 in the first quarter of fiscal 2000. The increase is primarily attributable to proceeds received on the exercise of options under the Company’s stock option plans.

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

Inflation did not have a significant impact on the results of the Company during the first quarter of fiscal 2001.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

No. 27.1 Financial Data Schedule

(See Note 5 in the Notes to the Condensed Consolidated Financial Statements incorporated herein for computation of per common share results.)

(b)	During the first quarter of fiscal 2001, the Company filed the following report on Form 8-K:

(i)	Current report on Form 8-K dated August 15, 2000 reporting under item 5 that the Company entered into a Development, Commercialization and License Agreement and Supply Agreement with Corixa Corporation, pursuant to which the Company agreed to enter into a strategic alliance with Corixa.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: November 14, 2000	By: /s/ Jonah Shacknai
Jonah Shacknai Chairman and Chief Executive Officer

Date: November 14, 2000	By: /s/ Mark A. Prygocki, Sr.
Mark A. Prygocki, Sr. Chief Financial Officer, Corporate Secretary and Treasurer