Form 10-Q
period 2000-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2001-02-14
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2001

Class A Common Stock $.014 Par Value	30,010,858

Class B Common Stock $.014 Par Value	422,962

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2000	June 30, 2000

Assets	(unaudited)

Current assets:

Cash and cash equivalents	$162,093,436	$152,270,780

Short-term investments	146,388,791	133,466,609

Accounts receivable, net	33,675,856	33,164,092

Inventories, net	8,313,769	10,001,731

Deferred tax assets	5,150,977	3,366,268

Other current assets	12,064,128	19,018,672

Total current assets	367,686,957	351,288,152

Property and equipment, net	1,775,549	1,758,946

Intangible assets:

Intangible assets related to product line and business acquisitions	159,354,464	156,569,425

Other intangible assets	793,879	899,414

Less: accumulated amortization	19,967,618	16,286,738

Net intangible assets	140,180,725	141,182,101

Other non-current assets	2,637,530	1,110,356

	$512,280,761	$495,339,555

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2000	June 30, 2000

Liabilities	(unaudited)

Current liabilities:

Accounts payable	$9,778,296	$10,554,984

Short-term contract obligation	15,710,010	22,000,000

Other current liabilities	6,586,046	6,431,617

Total current liabilities	32,074,352	38,986,601

Long-term liabilities:

Long-term contract obligation	—	14,913,603

Deferred tax liability	—	4,000,102

Stockholders’ Equity

Preferred Stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 30,010,858 and 29,069,085 at December 31, 2000 and at June 30, 2000, respectively	420,152	406,967

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at December 31, 2000 and at June 30, 2000	5,921	5,921

Additional paid-in capital	401,802,080	372,067,685

Accumulated other comprehensive income	244,765	479,410

Accumulated earnings	77,733,491	64,479,266

Total stockholders’ equity	480,206,409	437,439,249

	$512,280,761	$495,339,555

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Net revenues	$41,366,556	$33,378,817	$81,620,980	$65,022,749

Operating costs and expenses:

Cost of product revenue	7,791,324	6,439,205	15,271,115	12,225,368

Selling, general and administrative	14,330,729	10,130,908	29,495,176	20,071,635

Research and development	1,441,172	1,025,991	20,667,146	2,622,368

In-process research and development	—	—	—	—

Depreciation and amortization	2,054,151	1,845,983	3,993,648	3,539,267

Operating costs and expenses	25,617,376	19,442,087	69,427,085	38,458,638

Operating income	15,749,180	13,936,730	12,193,895	26,564,111

Interest income	4,350,881	3,261,937	9,160,193	6,637,441

Interest expense	(353,007)	(584,642)	(804,906)	(1,314,576)

Income before taxes	19,747,054	16,614,025	20,549,182	31,886,976

Income tax expense	(7,010,204)	(6,133,229)	(7,294,960)	(11,765,967)

Net income	$12,736,850	$10,480,796	$13,254,222	$20,121,009

Basic net income per common Share	$0.42	$0.36	$0.44	$0.70

Diluted net income per common Share	$0.40	$0.35	$0.42	$0.68

Shares used in computing basic net income per common share	30,273,635	28,833,676	29,959,137	28,792,001

Shares used in computing diluted net income per common share	32,083,106	30,169,637	31,856,025	29,807,272

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended

	December 31, 2000	December 31, 1999

Net income	$13,254,222	$20,121,009

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,993,648	3,539,267

Accretion of (discount) premium on investments	(77,215)	152,288

Deferred income tax (benefit) expense	(8,284,735)	1,261,000

Provision for doubtful accounts and returns	200,000	281,804

Other non-cash expenses	28,500	5,000

Gain on sale of available-for-sale investments	(1,151,698)	(5,476)

Accretion of discount on contract obligation	796,407	1,304,333

Changes in operating assets and liabilities:

Accounts receivable	(711,764)	3,507,998

Inventories	1,687,962	(1,966,947)

Other current assets	6,954,543	5,152,203

Accounts payable	(776,689)	(138,491)

Income taxes payable	9,375,000	(8,181,851)

Other current liabilities	154,428	(7,065,102)

Net cash provided by operating activities	25,442,609	17,967,035

Cash flows from investing activities:

Purchase of property and equipment	(331,916)	(433,326)

Proceeds from sale of product rights	—	39,100,000

Payment for purchase of product rights	(24,679,503)	(33,584,919)

Change in other assets	475,294	109,226

Purchase of available-for-sale investments	(92,027,847)	(82,765,444)

Sale of available-for-sale investments	16,895,715	10,248,459

Maturity of available-for-sale investments	63,720,000	38,467,652

Net cash used in investing activities	(35,948,257)	(28,858,352)

Cash flows from financing activities:

Proceeds from the exercise of options	20,344,082	1,628,352

Payment of notes payable	—	(100,000)

Change in other non-current liabilities	—	(2,313)

Net cash provided by financing activities	20,344,082	1,526,039

Effect of foreign currency exchange rate on cash and cash equivalents	(15,778)	8,679

Net increase (decrease) in cash and cash equivalents	9,822,656	(9,356,599)

Cash and cash equivalents at beginning of period	152,270,780	87,718,718

Cash and cash equivalents at end of period	$162,093,436	$78,362,119

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000
(unaudited)

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

The accompanying interim consolidated condensed financial statements of Medicis have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (“fiscal 2000”). Certain immaterial amounts on the face of the balance sheet have been reclassified to conform with the current presentation.

2. RESEARCH AND DEVELOPMENT COSTS

All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred unless they relate to prepaid research in the regulatory approval process. The Company periodically makes up front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue-producing periods.

3. COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended December 31, 2000 (the “second quarter of fiscal 2001”) and the six months ended December 31, 2000 (the “2001 six months”) was $12.6 million and $13.0 million, respectively. Total comprehensive income for the three months ended December 31, 1999 (the “second quarter of fiscal 2000”) and the six months ended December 31, 1999 (the “2000 six months”) was $10.4 million and $20.3 million, respectively.

4. STRATEGIC ALLIANCE WITH CORIXA CORPORATION

In August 2000, Medicis entered into a multi-year development, commercialization and license agreement covering Corixa Corporation’s (“Corixa”) novel psoriasis immunotherapeutic product, PVACTM. Under terms of the agreement, Medicis made a non-refundable payment to Corixa of $17.0 million at closing, with additional potential development milestone payments of $35 million, and potential commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, upon commercial sale of the product, Medicis will purchase inventory from Corixa and pay royalties on net sales of the product. Medicis also recorded $788,000 in research and development expenses related to this development, commercialization and license agreement. Medicis will continue to seek opportunities such as the Corixa collaboration to enhance its research and development pipeline. The Company records expenses for up front, non-refundable research and development payments in the period they are paid, given that there is no recourse provision against the collaboration partner for failing to continue to move the product toward commercialization. The timing of these payments will vary depending upon collaboration opportunities available to Medicis. Due to the uncertainty of when these opportunities may be available, Medicis cannot determine in which quarter these future payments will be made. Currently, the Company is expecting Phase II study results from its novel immunotherapeutic psoriasis product, PVACTM. The reported progress of the Phase II study will provide important data to determine proper dose ranges and appropriate patient populations for this ongoing development project.

5. EARNINGS PER SHARE

The following table sets forth all computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

	(in thousands, except per share data)
Numerator:

Net income	$12,737	$10,481	$13,254	$20,121

Denominator for basic earnings per common share	30,274	28,834	29,959	28,792

Effect of dilutive securities:

Stock options	1,809	1,336	1,897	1,015

Denominator for diluted earnings per common share	32,083	30,170	31,856	29,807

Basic net income per common share	$0.42	$0.36	$0.44	$0.70

Diluted net income per common share	$0.40	$0.35	$0.42	$0.68

Options to purchase 6,939 and 50,437 shares of common stock at prices ranging from $66.25 to $70.75 and $61.50 to $70.75 per share were outstanding for the three and six months ending December 31, 2000, respectively. These were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

6. CONTINGENCIES

The Company and certain of its subsidiaries are, from time to time, parties to certain actions and proceedings incident to its business. Based upon the nature of the claims made and the information available to date to us and to our counsel through investigation and otherwise, we believe the outcome of these actions should not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any case in which we are a defendant, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs.

7. INVENTORIES

Although Medicis utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in, first-out method. Inventories, net of reserves, at December 31, 2000 and June 30, 2000, consisted of the following:

	December 31, 2000	June 30, 2000

Raw materials	$2,516,264	$2,700,695

Finished goods	5,797,505	7,301,036

Total inventories, net	$8,313,769	$10,001,731

8. INCOME TAXES

Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimation of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter, based upon estimated tax expenses for the year.

At December 31, 2000, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $9.4 million increase to equity with a corresponding $9.4 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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

In Item 1 of the 2000 Form 10-K, as well as in press releases, webcasts and this Form 10-Q, the Company discusses in more detail various factors that could cause actual results to vary from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. Investors should understand that it is not possible to predict or identify all such factors and should not consider such factors to be a complete statement of all potential risks and uncertainties that may affect the Company’s business.

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

The Company’s primary products include the prescription brands DYNACIN® (minocycline HC1), TRIAZ® (benzoyl peroxide), LOPROX® (ciclopirox), LUSTRA® and LUSTRA-AF™ (hydroquinone), OVIDE® (malathion), PLEXION™ (sodium sulfacetamide/sulfur), LIDEX® (fluocinonide), SYNALAR® (fluocinolone acetonide), TOPICORT® (desoximetasone), BUPHENYL™ (sodium phenylbutyrate), a prescription product indicated in the treatment of Urea Cycle Disorder, and the over-the-counter brand ESOTERICA®.

The Company derives a majority of its revenue from sales of its DYNACIN®, TRIAZ®, LIDEX®, LOPROX®, LUSTRA®, LUSTRA-AF™ and TOPICORT® products (the “Key Products”). The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products, individually or collectively, could have a material adverse effect on the Company’s business, financial condition and results of operations. In December 2000, a generic version of the Company’s DYNACIN® 75 mg. product was approved by the United States Food and Drug Administration (“FDA”). The Company cannot, at this time, validate its assumptions of the full impact of the approval on its business. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; regulatory action by the FDA; changes in the prescribing practices of dermatologists; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents and other rights; or other factors.

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

The Company plans to spend substantial amounts of capital to continue the acquisition of and the research and development of pharmaceutical products. Actual expenditures will depend upon the Company’s financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenues will fluctuate from period to period. The company periodically makes up front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue producing periods. The Company can give no assurance that the research and development projects or payments will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval may be necessary.

The Company intends to seek additional licensing opportunities and acquisitions of products, companies or technologies to leverage its existing distribution channels and marketing infrastructure, to provide additional opportunities for growth, and to aggressively market formulations of existing products. The Company can give no assurance that opportunities will be available on terms acceptable to the Company, if at all.

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

The success of the Company’s efforts is subject to a number of risks and uncertainties, which include but are not limited to: dependence on sales of the Key Products; integration of new product acquisitions; risks associated with the GenDerm Corporation and subsidiaries (“GenDerm”) acquisition; reliance upon third-party manufacturers to produce certain Key Products; the ability to effectively manage a changing business; uncertainties related to pharmaceutical pricing and reimbursement; and the uncertainty of competitive forces within the pharmaceutical industry that affects both the market for its product, and the availability of product lines for acquisitions that meet the Company’s acquisition or licensing criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

Results of Operations

The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2000	1999	1998	2000*	1999	1998

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross profit	81.2	80.7	81.0	81.3	81.2	81.0

In-process research and development	—	—	(33.9)	—	—	(18.0)

Operating expenses	(43.1)	(38.9)	(39.1)	(44.6)	(40.3)	(40.2)

Operating income	38.1	41.8	8.0	36.7	40.9	22.8

Interest income, net	9.6	8.0	8.9	10.2	8.1	10.6

Income tax expense	(16.9)	(18.4)	(5.5)	(8.9)	(18.1)	(12.0)

Net income	30.8%	31.4%	11.4%	38.0%	30.9%	21.4%

*	Absent tax-effected research and development expense of $17.8 million related to collaboration with Corixa Corporation

Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999

Net Revenue

Net revenue for the three months ended December 31, 2000 (the “second quarter of fiscal 2001”) increased 23.9%, or $8.0 million, to $41.4 million from $33.4 million for the three months ended December 31, 1999 (the “second quarter of fiscal 2000”). The Company’s net revenue increased in the second quarter of fiscal 2001 primarily as a result of increased prescription volumes of the Company’s core growth brands, DYNACIN®, LOPROX®, LUSTRA®, TRIAZ® and OVIDE® as well as sales associated with the recently launched product, PLEXION™. The aggregate prescription growth of the Company’s core growth brands increased approximately 42% as compared to the second quarter of the prior fiscal year.

Gross Profit

Gross profit during the second quarter of fiscal 2001 increased 24.6%, or $6.6 million, to $33.6 million from $26.9 million in the second quarter of fiscal 2000. As a percentage of net revenue, gross profit was 81.2% in the second quarter of fiscal 2001 and 80.7% in the second quarter of fiscal 2000. Gross profit, as a percentage of net revenue, increased due to sales of the Company’s LUSTRA®, LOPROX®, OVIDE®, PLEXION™ and BUPHENYL™ products, offset by increased sales of the Company’s DYNACIN® products which has a lower gross profit margin due to escalating calendar-year royalties which are included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 2001 increased 41.5%, or $4.2 million, to $14.3 million from $10.1 million in the second quarter of fiscal 2000, principally due to expenses related to an increase in variable costs commensurate with increased sales volume, promotional spending and personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

Selling, general and administrative costs, as a percentage of net revenue, increased approximately four percentage points in the second quarter of fiscal 2001 relative to the second quarter of fiscal 2000, primarily due to an increase in promotional spending and an increase in personnel costs associated with the hiring of additional full-time equivalent employees and cost-of-living salary adjustments.

Research and Development Expenses

Research and development expenses in the second quarter of fiscal 2001 increased 40.5%, or $0.4 million, to $1.4 million from $1.0 million in the second quarter of fiscal 2000, primarily due to development efforts related to new products and expenses associated with the clinical support of the Company’s existing products.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in the second quarter of fiscal 2001 increased 11.3%, or $0.2 million, to $2.0 million from $1.8 million in the second quarter of fiscal 2000, primarily due to amortization of the intangible assets related to the minocycline ANDA that the Company acquired in September 1999.

Operating Income

Operating income during the second quarter of fiscal 2001 increased 13.0%, or $1.8 million, to $15.7 million from $13.9 million in the second quarter of fiscal 2000. This increase was primarily a result of higher sales volumes offset by an increase in operating expenses in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000.

Interest Income

Interest income in the second quarter of fiscal 2001 increased 33.4%, or $1.1 million, to $4.4 million from $3.3 million in the second quarter of fiscal 2000 primarily due to higher cash, cash equivalent and short-term investment balances in the second quarter of fiscal 2001. The increased balances are primarily the result of the Company’s cash flow from operations offset by the $22.0 million paid in November 2000 for the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Interest Expense

Interest expense in the second quarter of fiscal 2001 decreased $232,000, to $353,000 from $585,000 in the second quarter of fiscal 2000, primarily due to a decrease in the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

Income tax expense during the second quarter of fiscal 2001 increased 14.3%, or $0.9 million, to $7.0 million, from $6.1 million in the second quarter of fiscal 2000. The provision for income taxes recorded for the second quarter of fiscal 2001 reflects management’s estimate of the effective tax rate. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The increase in income tax expense in the second quarter of fiscal 2001, as compared to the second quarter of fiscal 2000, is primarily due to an increase in pre-tax income. The decrease in the effective tax rate in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 is primarily attributable to the implementation of tax-saving strategies.

Net Income

Net income during the second quarter of fiscal 2001 increased approximately 21.5%, or $2.3 million, to $12.7 million from $10.5 million from the second quarter of fiscal 2000. The increase is primarily attributable to an increase in sales volumes and an increase in interest income, offset by an increase in strategic operating expenses.

Six Months Ended December 31, 2000 Compared to the Six Months Ended December 31, 1999

Net Revenue

Net revenue for the six months ended December 31, 2000 (the “2001 six months”) increased 25.5%, or $16.6 million, to $81.6 million from $65.0 million for the six months ended December 31, 1999 (the “2000 six months”). The Company’s net revenue increased in the 2001 six months primarily as a result of increased prescription volumes of the Company’s core growth brands, DYNACIN®, LOPROX®, LUSTRA®, TRIAZ® and OVIDE® as well as the addition of sales from its recently launched product, PLEXION™.

Gross Profit

Gross profit in the 2001 six months increased 25.7%, or $13.6 million, to $66.3 million from $52.8 million in the 2000 six months. As a percentage of net revenue, gross profit remained steady at 81.3% in the 2001 six months compared to 81.2% in the 2000 six months. Gross profit remained consistent primarily as a result of revenue associated with LOPROX®, LUSTRA®, LIDEX® and the BUPHENYL™ products, offset by increased sales of the Company’s DYNACIN® products which have a lower gross profit margin due to escalating calendar-year royalties which are included in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the 2001 six months increased 46.9%, or $9.4 million, to $29.5 million from $20.1 million in the 2000 six months. The increase is primarily due to expenses related to an increase in variable costs commensurate with increased sales volume, promotional spending and personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

Selling, general and administrative costs, as a percentage of net revenues, increased 5.2 percentage points in the 2001 six months compared to the 2000 six months primarily due to an increase in promotional spending and an increase in personnel costs.

Research and Development Expenses

Research and development expenses in the 2001 six months increased $18.0 million, to approximately $20.7 million, from $2.6 million in the 2000 six months. This increase was primarily due to the $17.8 million paid in relation to the collaboration with Corixa Corporation, development efforts related to new products and expenses associated with the clinical support of the Company’s existing products.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in the 2001 six months increased 12.8%, or $0.5 million, to $4.0 million from $3.5 million in the 2000 six months primarily due to amortization of the intangible assets related to the minocycline ANDA that the Company acquired in September 1999.

Operating Income

Operating income in the 2001 six months decreased $14.4 million, to $12.2 million from $26.6 million in the 2000 six months primarily due to the research and development expense of $17.8 million related to the Corixa collaboration. Absent this charge, operating income increased $3.4 million, to $30.0 million in the 2001 six months from $26.6 million in the 2000 six months, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

Interest income in the 2001 six months increased 38.0%, or $2.5 million to $9.2 million from approximately $6.6 million in the 2000 six months, primarily due to higher cash, cash equivalent and short-term investment balances in the 2001 six months which were generated from cash flow from operations, offset by the $22.0 million paid in November 2000 for the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Interest Expense

Interest expense in the 2001 six months decreased $0.5 million, to $0.8 million from $1.3 million in the 2000 six months, primarily due to a decrease in the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

Income tax expense in the 2001 six months decreased 38.0%, or $4.5 million, to $7.3 million from $11.8 million in the 2000 six months. The provision for income taxes recorded for the 2001 six months reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The decrease in income tax expense in the 2001 six months as compared to the 2000 six months is due to a decrease in pre-tax income. The decrease in pre-tax income is primarily due to the research and development expense of $17.8 million related to the Corixa collaboration.

Net Income

Net income in the 2001 six months decreased approximately $6.9 million to $13.3 million from $20.1 million in the 2000 six months. This decrease is primarily due to the tax-effected research and development expense of $11.5 million related to the Corixa collaboration. Absent this charge, net income increased 22.9%, or $4.6 million, to $24.7 million from $20.1 million in the 2000 six months. The increase is primarily attributable to an increase in sales volumes and interest income, offset by an increase in strategic operating expenses.

Liquidity and Capital Resources

Net cash provided by operating activities for the 2001 six months increased $7.5 million, to $25.4 million, from $18.0 million in the 2000 six months. The increase was primarily attributable to an income tax receivable collected during the 2000 six months and positive cash flow fluctuations in other balance sheet accounts, offset by the research and development expense related to the Corixa collaboration, which reduced net income.

Net cash used in investing activities for the 2001 six months increased $7.1 million, to $35.9 million, from $28.9 million in the 2000 six months. The change was primarily due to proceeds received from the sale of product rights to Bioglan Pharma plc in the 2000 six months, offset by fluctuations of the available-for-sale investments and a change in payments for product rights.

Net cash provided by financing activities for the 2001 six months increased $18.8 million, to $20.3 million, from $1.5 million in the 2000 six months. The increase is primarily attributable to proceeds received on the exercise of options under the Company’s stock option plans.

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

Inflation did not have a significant impact on the results of the Company during the 2001 six months.

The Company believes that it has the financial resources to meet its requirements during the next 12 months.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On November 8, 2000 the Company held its 2000 Annual Meeting of Shareholders (the “Annual Meeting”). The holders of 26,794,493 shares of Class A Common Stock and 379,016 shares of Class B Common Stock were present in person or represented by proxy at the meeting. At the Annual Meeting the Company’s shareholders approved the following:

1) Election of Directors

The shareholders elected the following persons to serve as directors of the Company for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

		Number of
		Votes for Which
	Number of	Proxy Withheld
	Votes for	Authority

Arthur G. Altschul, Jr.	26,695,996	98,497

Philip S. Schein	26,695,996	98,497

2) The shareholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2001. Votes were cast as follows:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining

26,777,286	3,961	13,246

Item 6. Exhibits and Reports on Form 8-K

(a) No exhibits are included with this report.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: February 14, 2001	By:	/s/ Jonah Shacknai

Jonah Shacknai Chairman and Chief Executive Officer

Date: February 14, 2001	By:	/s/ Mark A. Prygocki, Sr.

Mark A. Prygocki, Sr. Chief Financial Officer, Corporate Secretary and Treasurer