Form 10-Q
period 2001-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2001-05-15
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2001

Class A Common Stock $.014 Par Value	29,754,173

Class B Common Stock $.014 Par Value	422,962

MEDICIS PHARMACEUTICAL CORPORATION

Page

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000	3

Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended March 31, 2001 and 2000	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2001 and 2000	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II. OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K	20

SIGNATURES	20

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2001		June 30, 2000

Assets	(unaudited	)

Current assets:

Cash and cash equivalents	$151,914,738		$152,270,780

Short-term investments	169,365,879		133,466,609

Accounts receivable, net	34,596,598		33,164,092

Inventories, net	9,592,758		10,001,731

Deferred tax assets	5,456,653		3,366,268

Other current assets	13,840,414		19,018,672

Total current assets	384,767,040		351,288,152

Property and equipment, net	1,891,434		1,758,946

Intangible assets:

Intangible assets related to product-line and business acquisitions	159,385,681		156,569,425

Other intangible assets	793,879		899,414

Less: accumulated amortization	21,826,240		16,286,738

Net intangible assets	138,353,320		141,182,101

Other non-current assets	2,261,543		1,110,356

	$527,273,337		$495,339,555

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2001		June 30, 2000

Liabilities	(unaudited	)

Current liabilities:

Accounts payable	$12,919,479		$10,554,984

Short-term contract obligation	15,935,010		22,000,000

Other current liabilities	9,161,562		6,431,617

Total current liabilities	38,016,051		38,986,601

Long-term liabilities:

Long-term contract obligation	—		14,913,603

Deferred tax liability	—		4,000,102

Stockholders’ Equity

Preferred Stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—		—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 30,053,773 and 29,069,085 at

March 31, 2001 and at June 30, 2000, respectively	420,753		406,967

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at March 31, 2001 and at June 30, 2000	5,921		5,921

Additional paid-in capital	407,198,385		372,067,685

Accumulated other comprehensive income	523,078		479,410

Accumulated earnings	91,035,604		64,479,266
Treasury stock, 299,600 shares at cost	(9,926,455)		—

Total stockholders’ equity	489,257,286		437,439,249

	$527,273,337		$495,339,555

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Net revenues	$42,346,194	$35,048,588	$123,967,174	$100,071,337

Operating costs and expenses:

Cost of product revenue	7,470,032	6,322,792	22,741,146	18,548,160

Selling, general and administrative	14,785,353	11,324,217	44,280,528	31,395,852

Research and development	1,762,772	815,339	22,429,918	3,437,707

Depreciation and amortization	2,039,461	1,936,678	6,033,109	5,475,945

Operating costs and expenses	26,057,618	20,399,026	95,484,701	58,857,664

Operating income	16,288,576	14,649,562	28,482,473	41,213,673

Interest income	4,091,381	3,361,827	13,251,574	9,999,268

Interest expense	(225,240)	(446,407)	(1,030,146)	(1,760,983)

Income before taxes	20,154,717	17,564,982	40,703,901	49,451,958

Income tax expense	(6,852,604)	(6,502,467)	(14,147,563)	(18,268,435)

Net income	$13,302,113	$11,062,515	$26,556,338	$31,183,523

Basic net income per common share	$0.44	$0.38	$0.88	$1.08

Diluted net income per common share	$0.42	$0.36	$0.83	$1.03

Shares used in computing basic net income per common share	30,414,176	29,163,640	30,108,602	28,914,072

Shares used in computing diluted net income per common share	31,787,358	30,967,048	31,835,132	30,269,991

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended

	March 31, 2001	March 31, 2000

Net income	$26,556,338	$31,183,523

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	6,033,109	5,475,945

Accretion of premium on investments	129,855	283,287

Deferred income tax (benefit) expense	(8,590,411)	1,581,100

Provision for doubtful accounts and returns	525,000	—

Other non-cash expenses	28,500	9,250

(Gain) loss on sale of available-for-sale investments	(1,315,349)	26,568

Accretion of discount on contract obligation	796,407	1,750,740

Changes in operating assets and liabilities:

Accounts receivable	(1,957,506)	453,462

Inventories	408,973	(259,909)

Other current assets	5,178,256	(2,292,339)

Accounts payable	2,364,495	(1,440,063)

Income taxes payable	783,563	(10,659,944)

Tax benefit of option exercises	13,819,300	7,228,326

Other current liabilities	1,946,381	(6,110,393)

Net cash provided by operating activities	46,706,911	27,229,553

Cash flows from investing activities:

Purchase of property and equipment	(596,197)	(508,735)

Proceeds from sale of product rights	—	39,100,000

Payment for purchase of product rights	(24,515,618)	(34,628,699)

Change in other assets	848,737	117,712

Purchase of available-for-sale investments	(154,377,453)	(138,083,033)

Sale of available-for-sale investments	29,822,014	27,234,493

Maturity of available-for-sale investments	90,510,000	104,522,652

Net cash used in investing activities	(58,308,517)	(2,245,610)

Cash flows from financing activities:

Proceeds from the exercise of options	21,296,689	7,562,204

Payment of notes payable	—	(100,000)

Purchase of treasury stock	(9,926,455)	—

Change in other non-current liabilities	—	(32,656)

Net cash provided by financing activities	11,370,234	7,429,548

Effect of foreign currency exchange rate on cash and cash equivalents	(124,670)	12,657

Net (decrease) increase in cash and cash equivalents	(356,042)	32,426,148

Cash and cash equivalents at beginning of period	152,270,780	87,718,718

Cash and cash equivalents at end of period	$151,914,738	$120,144,866

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, rosacea, antifungals, eczema, hyperpigmentation, pediculosis (head lice), psoriasis, seborrheic dermatitis, and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from research and development efforts; (3) acquiring complementary strategic products, technologies, and businesses; and (4) collaborating with other companies.

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

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. Implementation of this standard has been delayed by the FASB for a twelve-month period. The Company adopted SFAS 133 in the first quarter of fiscal 2001 with no effect to the Company’s operations or financial position.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”).

SAB 101 provides guidance related to revenue recognition based upon interpretations and practices followed by the SEC. For the Company, SAB 101 will be effective the quarter ended June 30, 2001. The Company is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

3. RESEARCH AND DEVELOPMENT COSTS

All research and development costs, including payments related to products under development, and research consulting agreements, are expensed as incurred unless they relate to prepaid research in the regulatory approval process. The Company periodically makes up front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights, whereby the product has received regulatory approval for sale, are capitalized and amortized over the expected revenue-producing periods.

4. COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2001 and the nine months ended March 31, 2001 was $13.6 million and $26.6 million, respectively. Total comprehensive income for the three months ended March 31, 2000 and the nine months ended March 31, 2000 was $11.1 million and $31.4 million, respectively.

5. STRATEGIC ALLIANCE WITH CORIXA CORPORATION

In August 2000, Medicis entered into a multi-year development, commercialization and license agreement covering Corixa Corporation’s (“Corixa”) novel psoriasis immunotherapeutic product, PVAC™. Under terms of the agreement, Medicis made a non-refundable payment to Corixa of $17.0 million at closing, with additional potential development milestone payments of $35 million, and potential commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, upon regulatory approval and commercial sale of the product, Medicis will purchase inventory from Corixa and pay royalties on net sales of the product. Medicis also recorded $788,000 in research and development expenses related to this development, commercialization and license agreement. Medicis will continue to seek opportunities such as the Corixa collaboration to enhance its research and development pipeline. The Company records expenses for up-front, non-refundable research and development payments in the period they are paid, given that there is no recourse provision against the collaboration partner for failing to continue to move the product toward commercialization. The timing of these payments will vary depending upon collaboration opportunities available to Medicis. Due to the uncertainty of when these opportunities may be available, Medicis cannot determine in which quarter these future payments may be made.

6. STOCK REPURCHASE PROGRAM

In March 2001, Medicis purchased approximately 299,600 shares of common stock at an average price of $33.08 in the open market under a stock repurchase program that was approved by the Company’s board of directors in May 1999. This stock repurchase program provides for the repurchase of up to $75 million of Class A Common Stock at such times as management may determine.

7. EARNINGS PER SHARE

The following table sets forth all computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

		(in thousands, except per share data)
Numerator:

Net income	$13,302	$11,063	$26,556	$31,184

Denominator for basic earnings per common share	30,414	29,164	30,109	28,914

Effect of dilutive securities:

Stock options	1,373	1,803	1,726	1,356

Denominator for diluted earnings per common share	31,787	30,967	31,835	30,270

Basic net income per common share	$0.44	$0.38	$0.88	$1.08

Diluted net income per common share	$0.42	$0.36	$0.83	$1.03

In addition to options included in the above computation of the effect of diluted securities, options to purchase 1,867,436 and 82,151 shares of common stock at prices ranging from $51.81 to $70.75 and $57.88 to $70.75 per share were outstanding for the three and nine months ending March 31, 2001, respectively. These were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect would be anti-dilutive.

8. CONTINGENCIES

The Company and certain of its subsidiaries are, from time to time, parties to certain actions and proceedings incident to its business. Based upon the nature of the claims made and the information available to date to the Company and to its counsel through investigation and otherwise, the Company believes the outcome of these actions should not, in the aggregate, have a material adverse effect on its consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any case in which the Company is a defendant, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs.

9. INVENTORIES

Although Medicis utilizes third parties to manufacture and package inventories held for sale, the Company takes title to certain inventories and records the associated liability once inventories are manufactured. Inventories are valued at the lower of cost or market as determined by net realizable value using the first-in, first-out method. Inventories, net of reserves, at March 31, 2001 and June 30, 2000, consisted of the following:

	March 31, 2001	June 30, 2000

Raw materials	$3,442,082	$2,700,695

Finished goods	6,150,676	7,301,036

Total inventories, net	$9,592,758	$10,001,731

10. INCOME TAXES

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

At March 31, 2001, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $13.8 million increase to equity with a corresponding $13.8 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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

In Item 1 of the 2000 Form 10-K, as well as in press releases, live webcasts and this Form 10-Q, the Company discusses in more detail various factors that could cause actual results to vary from expectations. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. Investors should understand that it is not possible to predict or identify all such factors and should not consider such factors to be a complete statement of all potential risks and uncertainties that may affect the Company’s business.

Overview

Medicis is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, rosacea, antifungals, eczema, hyperpigmentation, pediculosis (head lice), psoriasis, seborrheic dermatitis, and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from research and development efforts; (3) acquiring complementary strategic products, businesses and technologies; and (4) collaborating with other companies.

The Company’s primary products include the prescription brands DYNACIN® (minocycline HC1), TRIAZ® (benzoyl peroxide), LOPROX® (ciclopirox), LUSTRA® and LUSTRA-AF® (hydroquinone), OVIDE® (malathion), PLEXION™ (sodium sulfacetamide/sulfur), LIDEX® (fluocinonide), SYNALAR® (fluocinolone acetonide), TOPICORT® (desoximetasone), BUPHENYL™ (sodium phenylbutyrate), a prescription product indicated in the treatment of Urea Cycle Disorder, and the over-the-counter brand ESOTERICA®.

The Company derives a majority of its net revenues from sales of its DYNACIN®, TRIAZ®, LIDEX®, LOPROX®, LUSTRA®, LUSTRA-AF®, TOPICORT®, BUPHENYL™ and PLEXION™ products (the “Key Products”). The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products, individually or collectively, could have a material adverse effect on the Company’s business, financial condition and results of operations. In December 2000, a generic version of the Company’s DYNACIN® 75 mg. product was approved by the United States Food and Drug Administration (“FDA”). The Company cannot, at this time, validate its assumptions of the full impact of the approval of the competitive product on its business nor can it determine the potential impact of future approvals of generic 75 mg. products. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; regulatory action by the FDA; changes in the prescribing practices of physicians; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents and other rights; or other factors.

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

Medicis recognizes revenues from sales upon shipment to its customers. At the time of sale, the Company records reserves for possible returns based upon estimates using historical experience. Sales are reported net of actual and estimated product returns and net of pricing adjustments and/or discounts. The Company applies royalty obligations to the cost of sales in the period the corresponding sales are recognized.

All research and development costs, including payments related to products under development, and research consulting agreements, are expensed as incurred. The Company may continue to make up front, non-refundable payments to third parties for research and development work which has been completed. Medicis, upon regulatory approval or commercialization of the product under development, may obtain the marketing rights. These up-front payments may be expensed at the time of payment depending on the nature of the payment made.

The Company plans to spend substantial amounts of capital to continue the acquisition of and the research and development of pharmaceutical products. Actual expenditures will depend upon the Company’s financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenues will fluctuate from period to period. The Company periodically makes up-front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights, whereby the product has received regulatory approval for sale, are capitalized and amortized over the expected revenue-producing periods. The Company can give no assurance that the research and development projects or payments will provide products or technologies that will be patentable, commercially feasible or acceptable to governmental agencies, including the FDA, whose approval and market authorization may be necessary.

The Company intends to seek additional licensing opportunities and acquisitions of products, companies or technologies to leverage its existing distribution channels and marketing infrastructure; to provide additional potential opportunities for growth; and to aggressively market new formulations of existing product lines. The Company can give no assurance that opportunities will be available on terms acceptable to the Company, if at all.

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

The success of the Company’s growth efforts is subject to a number of risks and uncertainties, which include but are not limited to: dependence on sales of the Key Products; integration of new product or business acquisitions; possible delays or failure by Corixa or the Company to develop and/or commercialize any technology covered by the new collaborative agreement between the parties, possible risks related to adverse clinical results as products including any of such technology move into clinical trials, the impact of alternative technological advances and competition on the collaborative relationship between the parties, and inherent risks in early stage development of such technology; risks associated with the GenDerm Corporation and subsidiaries (“GenDerm”) acquisition; reliance upon third-party manufacturers to produce certain Key Products; the ability to effectively manage a changing business; uncertainties related to pharmaceutical pricing and reimbursement; and the uncertainty of competitive forces within the pharmaceutical industry that affects both the market for the Company’s product, and the availability of product lines or businesses for acquisition that meet the Company’s acquisition or licensing criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

The Company’s customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc. (“McKesson”); Bergen Brunswig Corporation (“Bergen Brunswig”); Cardinal Health, Inc. (“Cardinal”); Bindley Western Industries, Inc. (“Bindley”); Quality King Distributors, Inc. (“Quality King”) and other major drug chains. During fiscal 2000, Cardinal, McKesson, Quality King and Bergen Brunswig accounted for 21.0%, 18.1%, 11.3% and 10.2%, respectively, of the Company’s sales. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1%, respectively, of the Company’s sales. During fiscal 1998, McKesson, Bergen Brunswig and Cardinal accounted for 16.9%, 13.2% and 12.6%, respectively, of the Company’s sales. The loss of any of these customers’ accounts could have a material adverse effect upon the Company’s business, financial condition or results of operations.

Results of Operations

The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2001	2000	1999	2001*	2000	1999

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross profit	82.4	82.0	83.4	81.7	81.5	81.9

In-process research and development	—	—	—	—	—	(11.4)

Operating expenses	(43.9)	(40.2)	(38.9)	(44.3)	(40.3)	(39.7)

Operating income	38.5	41.8	44.5	37.4	41.2	30.8

Interest income, net	9.1	8.4	6.7	9.9	8.3	9.2

Gain on sale of assets	—	—	23.6	—	—	8.6

Income tax expense	(16.2)	(18.6)	(28.5)	(16.2)	(18.3)	(18.0)

Net income	31.4%	31.6%	46.3%	31.1%	31.2%	30.6%

*	Absent tax-effected research and development expense of $17.8 million related to collaboration with Corixa Corporation

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Net Revenues

Net revenues for the three months ended March 31, 2001 (the “third quarter of fiscal 2001”) increased 20.8%, or $7.3 million, to $42.3 million from $35.0 million for the three months ended March 31, 2000 (the “third quarter of fiscal 2000”). The Company’s net revenue increased in the third quarter of fiscal 2001 primarily due to the addition of sales in the current fiscal year of its recently launched PLEXION™ product line, as well as the commensurate increase in prescription volumes of the Company’s core brands, DYNACIN®, LOPROX® and TRIAZ®.

Gross Profit

Gross profit during the third quarter of fiscal 2001 increased 21.4%, or $6.2 million, to $34.9 million from $28.7 million in the third quarter of fiscal 2000. As a percentage of net revenue, gross profit increased to 82.4% in the third quarter of fiscal 2001 from 82.0% in the third quarter of fiscal 2000. This increase was primarily due to sales of the Company’s LOPROX®, LIDEX®, PLEXION™ and BUPHENYL™ products which enjoy higher gross profit percentages than the Company’s other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 2001 increased 30.6%, or $3.5 million, to $14.8 million from $11.3 million in the third quarter of fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses increased approximately 2.6 percentage points in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. The increase is primarily due to an increase in variable costs commensurate with increased sales volume, and personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

Research and Development Expenses

Research and development expenses in the third quarter of fiscal 2001 increased 116.2%, or $1.0 million, to $1.8 million from $0.8 million in the third quarter of fiscal 2000, primarily due to development efforts related to projects in the Company’s pipeline and expenses associated with the clinical support of the Company’s existing products. The Company expects research and development expenses to continue to increase as the Company expands its research and development efforts.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in the third quarter of fiscal 2001 increased 5.3%, or $0.1 million, to $2.0 million from $1.9 million in the third quarter of fiscal 2000, primarily due to amortization of the intangible assets related to the minocycline ANDA that the Company acquired in September 1999.

Operating Income

Operating income during the third quarter of fiscal 2001 increased 11.2%, or $1.7 million, to $16.3 million from $14.6 million in the third quarter of fiscal 2000. This increase was primarily a result of higher sales volumes and lower costs of sales, offset by an increase in operating expenses in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000.

Interest Income

Interest income in the third quarter of fiscal 2001 increased 21.7% or $0.7 million, to $4.1 million from $3.4 million in the third quarter of fiscal 2000 primarily due to higher cash, cash equivalent and short-term investment balances in the third quarter of fiscal 2001. The increased balances are primarily the result of the Company’s cash flow from operations offset by the third payment of $22.0 million paid in November 2000 relating to the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Interest Expense

Interest expense in the third quarter of fiscal 2001 decreased 49.5% or $221,000, to $225,000 from $446,000 in the third quarter of fiscal 2000, primarily due to a decrease in the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

Income tax expense during the third quarter of fiscal 2001 increased 5.4% or $0.4 million, to $6.9 million, from $6.5 million in the third quarter of fiscal 2000. The provision for income taxes recorded for the third quarter of fiscal 2001 reflects management’s estimate of the Company’s effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The increase in income tax expense in the third quarter of fiscal 2001, as compared to the third quarter of fiscal 2000, is primarily due to an increase in pre-tax income. The decrease in the effective tax rate in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 is primarily attributable to an increase in tax-exempt interest income and the implementation of tax-saving strategies.

Net Income

Net income during the third quarter of fiscal 2001 increased approximately 20.2%, or $2.2 million, to $13.3 million from $11.1 million from the third quarter of fiscal 2000. The increase is primarily attributable to an increase in sales volumes, lower cost of sales and an increase in interest income, offset by an increase in strategic operating expenses.

Nine Months Ended March 31, 2001 Compared to the Nine Months Ended March 31, 2000

Net Revenues

Net revenues for the nine months ended March 31, 2001 (the “2001 nine months”) increased 23.9%, or $23.9 million, to $124.0 million from $100.1 million for the nine months ended March 31, 2000 (the “2000 nine months”). The Company’s net revenue increased in the third quarter of fiscal 2001 primarily due to the addition of sales in the current fiscal year of its recently launched PLEXION™ product line, as well as the commensurate increase in prescription volumes of the Company’s core brands, DYNACIN®, LOPROX®, LUSTRA® and TRIAZ®.

Gross Profit

Gross profit in the 2001 nine months increased 24.2%, or $19.7 million, to $101.2 million from $81.5 million in the 2000 nine months. As a percentage of net revenue, gross profit increased 0.2 percentage points to 81.7% in the 2001 nine months from 81.5% in the 2000 nine months. Gross profit remained consistent primarily as a result of sales associated with LUSTRA®, LOPROX®, LIDEX®, PLEXION™ and BUPHENYL™, which enjoy higher gross profit percentages than the Company’s other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the 2001 nine months increased approximately 41.0%, or $12.9 million, to $44.3 million from $31.4 million in the 2000 nine months. As a percentage of net revenues, selling, general and administrative expenses increased 4.3 percentage points in the 2001 nine months as compared to the 2000 nine months. The increase is primarily due to expenses related to an increase in variable costs commensurate with increased sales volume, promotional spending and personnel costs associated with the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and cost-of-living salary adjustments.

Research and Development Expenses

Research and development expenses in the 2001 nine months increased $19.0 million, to approximately $22.4 million, from $3.4 million in the 2000 nine months. This increase was primarily due to $17.8 million paid to Corixa Corporation for a development, commercialization and license agreement for a novel psoriasis immunotherapeutic product; development efforts related to projects in the Company’s pipeline and expenses associated with the clinical support of the Company’s existing products.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in the 2001 nine months increased 10.2%, or $0.5 million, to $6.0 million from $5.5 million in the 2000 nine months primarily due to amortization of the intangible assets related to the minocycline ANDA that the Company acquired in September 1999.

Operating Income

Operating income in the 2001 nine months decreased $12.7 million, to $28.5 million from $41.2 million in the 2000 nine months primarily due to the research and development expense of $17.8 million related to the Corixa collaboration. Absent this charge, operating income increased $5.1 million, to $46.3 million in the 2001 nine months from $41.2 million in the 2000 nine months, primarily as a result of higher sales volumes and lower cost of sales, offset by an increase in operating expenses.

Interest Income

Interest income in the 2001 nine months increased 32.5%, or $3.3 million to $13.3 million from approximately $10.0 million in the 2000 nine months, primarily due to higher cash, cash-equivalent and short-term investment balances in the 2001 nine months which were generated from cash flows from operations offset by the third payment of $22.0 million paid in November 2000 relating to the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Interest Expense

Interest expense in the 2001 nine months decreased $0.8 million, to $1.0 million from $1.8 million in the 2000 nine months, primarily due to a decrease in the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

Income tax expense in the 2001 nine months decreased 22.6%, or $4.2 million, to $14.1 million from $18.3 million in the 2000 nine months. The provision for income taxes recorded for the 2001 nine months reflects management’s estimate of the Company’s effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The decrease in income tax expense in the 2001 nine months as compared to the 2000 nine months is due to a decrease in pre-tax income. The decrease in pre-tax income is primarily due to the research and development expense of $17.8 million related to the Corixa collaboration.

Net Income

Net income in the 2001 nine months decreased approximately $4.6 million to $26.6 million from $31.2 million in the 2000 nine months. This decrease is primarily due to the tax-effected research and development expense of $11.5 million related to the Corixa collaboration. Absent this charge, net income increased 22%, or $6.8 million, to $38.0 million from $31.2 million in the 2000 nine months. The increase is primarily attributable to an increase in sales volumes and interest income, offset by an increase in strategic operating expenses.

Liquidity and Capital Resources

Net cash provided by operating activities for the 2001 nine months increased $19.5 million, to $46.7 million, from $27.2 million in the 2000 nine months. The increase was primarily attributable to an income tax receivable collected during the 2001 nine months and positive cash flow fluctuations in other balance sheet accounts, offset by the research and development expense related to the Corixa collaboration, which reduced net income.

Net cash used in investing activities for the 2001 nine months increased $56.1 million, to $58.3 million, from $2.2 million in the 2000 nine months. The change was primarily due to proceeds received from the sale of product rights to Bioglan Pharma plc in the 2000 nine months, offset by fluctuations of the available-for-sale investments and a change in payments for product rights.

Net cash provided by financing activities for the 2001 nine months increased $4.0 million, to $11.4 million, from $7.4 million in the 2000 nine months. The increase is primarily attributable to proceeds received on the exercise of options under the Company’s stock option plans, offset by the purchase of treasury stock.

In accordance with various manufacturing agreements, the Company is required to provide manufacturers with pro forma estimated production requirements by product and in accordance with minimum production runs. From time to time, the Company may not take possession of all merchandise which has been produced by the manufacturer. However, the Company records its obligation to the manufacturer at the time inventory is completed.

Inflation did not have a significant impact on the results of the Company during the 2001 nine months.

The Company believes that it has the financial resources to meet its cash requirements during the next 12 months.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

No. 10.9(a) AMENDMENT TO EMPLOYMENT AGREEMENT made as of the 1st day of April 1999 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation (the “Company”), and JONAH SHACKNAI (the “Executive”).

No. 10.9(b) AMENDMENT TO EMPLOYMENT AGREEMENT made as of the 21st day of February 2001 by and between MEDICIS PHARMACEUTICAL CORPORATION, a Delaware corporation (the “Company”), and JONAH SHACKNAI (the “Executive”).

      (b) During the quarter, the Company filed the following report on Form 8-K:

(i) Current report on Form 8-K dated March 22, 2001 reporting under Item 5 that the Company, under the authority previously granted by its board of directors, has the authorization to repurchase up to $75 million of its Class A Common Stock.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date:	May 14, 2001	By: /s/ Jonah Shacknai Jonah Shacknai Chairman and Chief Executive Officer

Date:	May 14, 2001	By: /s/ Mark A. Prygocki, Sr. Mark A. Prygocki, Sr. Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer