Form 10-K
period 2001-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2001-09-28
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001.
Or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____.

Commission file number 0-18443

MEDICIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1574808

(State of other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8125 North Hayden Road, Scottsdale, Arizona	85258-2463

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(602) 808-8800

Securities registered pursuant to Section 12(b) of the Act: Class A Common Stock, $0.014 par value
Preference Share Purchase Rights

(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:	NONE

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

The aggregate market value of the voting stock held on September 20, 2001 by non-affiliates of the registrant was $1,026,575,610 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s Common Stock, without conceding that such persons are “affiliates” of the Registrant for purposes of the federal securities laws). As of September 20, 2001, there were 30,165,251 outstanding shares of Class A Common Stock $0.014 par value and 422,962 shares of Class B Common Stock $0.014 par value.

Documents incorporated by reference:

Portions of the Proxy Statement for the Registrant’s 2001 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I

         ITEM 1: BUSINESS

         Medicis Pharmaceutical Corporation (“Medicis” or “The Company”) is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. Medicis offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from research and development efforts; (3) acquiring complementary strategic products, businesses and technologies; and (4) collaborating with other companies.

         Medicis derives a majority of its revenue from sales of its DYNACIN®, LOPROX®, LUSTRA®, LUSTRA-AF®, and ALUSTRA™, PLEXION™ and PLEXION TS™, TRIAZ®, OVIDE® and BUPHENYL® products (the “Key Products”).

PRINCIPAL PRODUCTS AND PRODUCT LINES

         The Company’s primary products include the prescription brands DYNACIN® (minocycline HCl), LOPROX® (ciclopirox), LUSTRA®, LUSTRA-AF® and ALUSTRA™ (hydroquinone), PLEXION™ and PLEXION TS™ (sodium sulfacetamide/sulfur), TRIAZ® (benzoyl peroxide), OVIDE® (malathion) and BUPHENYL® (sodium phenylbutyrate), a prescription product indicated in the treatment of Urea Cycle Disorder, and the over-the-counter brand ESOTERICA®.

PRESCRIPTION PHARMACEUTICALS

         Medicis focuses its pharmaceutical sales efforts on prescription products for the treatment of acne, acne-related conditions, rosacea, fungal infections, psoriasis, seborrheic dermatitis, hyperpigmentation and photodamaged skin, including the appearance of fine lines and wrinkles. The Company’s principal branded pharmaceutical products are described below.

         DYNACIN® is an oral, systemic antibiotic, available in 50-mg., 75-mg. and 100-mg. dosage forms, and is prescribed for the treatment of moderate to severe acne. DYNACIN® is the number one brand of minocycline prescribed for the treatment of moderate to severe acne. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, minocycline and doxycycline. Minocycline, the active ingredient in DYNACIN®, is widely prescribed for the treatment of acne for several reasons. It has a more convenient schedule of one or two doses per day as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline require ingestion on an empty stomach and may increase patient sensitivity to sunlight, creating a greater risk of sunburn. Moreover, the other forms of tetracycline, including doxycycline, have been reported to often cause gastric irritation. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Studies suggest that bacterial resistance to erythromycin, doxycycline and tetracycline exceeds 50%, while the bacteria showed virtually no resistance to minocycline. The Company believes the retail price of DYNACIN® products is approximately 30% lower than the average reported retail price of a competing branded minocycline product, Minocin®, while selling at a price higher than the average reported retail price of generic minocycline. DYNACIN® was launched in the second quarter of the fiscal year ended June 30, 1993 with 50-mg. and 100-mg. dosage forms available. The Company launched DYNACIN® in 75-mg. dosage form in the fourth quarter of the fiscal year ended June 30, 1999 (“fiscal 1999”). The Company has a manufacturing and supply agreement with Watson Pharmaceuticals, Inc. (“Watson”) as successor-in-interest to Schein Pharmaceutical, Inc. (“Schein”) for the supply of DYNACIN®. Watson acquired Schein in August 2000.

< P>         LOPROX® cream 0.77% and lotion 0.77% are both broad-spectrum prescription antifungal agents indicated for the topical treatment of tinea pedis, tinea corporis, tinea cruris, tinea versicolor and cutaneous candidiasis. In the second quarter of the fiscal year ended June 30, 2000 (“fiscal 2000”), the Company received FDA approval to market LOPROX® Gel (0.77% ciclopirox) for the treatment of seborrheic dermatitis and fungal infections. Currently, LOPROX® Gel is the only gel approved in the United States for seborrheic dermatitis. Currently, LOPROX® is the only hydroxypyridone antifungal agent available in the United States. LOPROX® works with a unique mode of action that has been shown to have fungistatic and fungicidal properties and enhanced penetration. The Company believes this unique mode of action makes LOPROX® an appropriate choice for topical treatment alone, or as concomitant treatment with an oral antifungal. For these reasons, the Company believes LOPROX® may be a better product to manage the often-complicated mix of organisms involved in tinea infections. In clinical trials, LOPROX® was shown to produce clinical improvement of 82% to 93% of subjects after a single week of treatment across the range of cutaneous mycoses. The Company believes it is among the lowest priced branded prescription topical antifungals. The United States market for topical antifungal pharmaceuticals reached nearly $600 million in 2000. The overall market for antifungals in the United States is approximately $1.7 billion annually. The most frequently prescribed topical antifungal products in addition to LOPROX® include Spectazole®, Nizoral®, Oxistat® and Lotrisone® (steroid/antifungal combination). LOPROX® was licensed from Aventis Pharma (“Aventis”) as successor-in-interest to Hoechst Marion Roussell (“HMR”) in November 1998 and re-launched by Medicis in the third quarter of fiscal 1999. LOPROX® products are manufactured to the Company’s specifications and supplied under an agreement with Aventis.

         LUSTRA®, LUSTRA-AF® and ALUSTRA™ are internally developed, patented, topical therapies prescribed for the treatment of ultra-violet induced skin discolorations and hyperpigmentation usually associated with the use of oral contraceptives, pregnancy, hormone replacement therapy, sun damage and superficial trauma. LUSTRA®, LUSTRA-AF® and ALUSTRA™ contain 4% hydroquinone in a patented vehicle containing glycolic acid in an anti-oxidant complex. LUSTRA® is second in market share only to LUSTRA-AF®, the leading prescription topical treatment for dyschromia and hyperpigmentation. In controlled clinical trials sponsored by the Company in 1998, LUSTRA® demonstrated a reduction in pigmented lesions in a two-week period with statistically significant performance over the competing brands Solaquin Forte® and Melanex®. The Company started shipping LUSTRA® to wholesalers in February 1998. LUSTRA-AF® contains broad-spectrum UVA and UVB sunscreen agents and was introduced to the market in the fourth quarter of fiscal 1999. ALUSTRA™ contains retinol and was announced to the market in the fourth quarter of the fiscal year ended June 30, 2001 (“fiscal 2001”). LUSTRA®, LUSTRA-AF® and ALUSTRA™ are manufactured in accordance with a manufacturing agreement with Contract Pharmaceuticals, Limited (“Contract Pharmaceuticals”).

         PLEXION™ and PLEXION TS™ are internally developed, patent pending, cleanser and topical therapies for the treatment of rosacea and acne-related conditions. Rosacea is a chronic skin condition causing inflammation and redness of the face usually on the nose and cheeks and occasionally on the chin and forehead. Rosacea affects about 13 million Americans each year and typically affects fair-skinned adults between the ages of 30 and 50. PLEXION™ is appropriate for this population and is designed to be used in conjunction with other prescription rosacea therapies. The active ingredients in PLEXION™ and PLEXION TS™ are sodium sulfacetamide and sulfur. Sales of products to treat rosacea in the United States in 2000 were nearly $292 million. PLEXION™, the first and only prescription cleanser indicated for the treatment of rosacea, was launched by Medicis in the fourth quarter of fiscal 2000 and is available in 6- and 12-ounce sizes. The topical acne rosacea market is comprised of products such as MetroGel®, MetroCream® and MetroLotion®. PLEXION TS™, a gentle topical suspension treatment for comedonal acne, was launched by Medicis in the fourth quarter of fiscal 2001. The Company believes PLEXION™ and PLEXION TS™ are priced comparably to competing brands. The Company has a manufacturing and supply agreement with Contract Pharmaceuticals for the production of PLEXION™ and PLEXION TS™.

         TRIAZ® is an internally developed, patented, topical therapy prescribed for the treatment of all forms and varying degrees of acne, and is available as a gel or cleanser in three concentrations. The combined sales of topically applied prescription acne products were estimated to be over $1 billion in the United States in 2000. TRIAZ® is currently the leading branded prescription benzoyl peroxide product in dermatology. While other topical acne treatments, including Cleocin-T® and Benzamycin®, are generally effective, TRIAZ® offers advantages over each product, including improved stability, greater convenience of use, reduced cost and fewer side effects. The Company believes the average reported retail price of TRIAZ® is less than that of either Cleocin-T® or Benzamycin®. TRIAZ® products are manufactured using the active ingredient benzoyl peroxide in a patented vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. Glycolic acid is believed by the Company to enhance the effectiveness of benzoyl peroxide by exfoliating the outer layer of the skin and zinc lactate is believed by the Company to act to reduce the appearance of inflammation and irritation often associated with acne. TRIAZ® was developed by the Company’s research and development department and was introduced in the second quarter of the fiscal year ended June 30, 1996. The Company has patents and certain licensed patent rights covering varying aspects of TRIAZ®. TRIAZ® products are manufactured to the Company’s specifications on a purchase order basis by West Pharmaceutical Services Lakewood, Inc. (“West Pharmaceutical Services”) and in accordance with a supply agreement with Contract Pharmaceuticals.

         OVIDE®  Lotion, 0.5% is a topical pediculicide indicated for the treatment of pediculus humanus capitis, or head lice, and their ova and is available in 2-ounce bottles. Head lice products accounted for $170 million in sales in 1998 in the United States. Approximately 10 to 12 million Americans, mostly school-age children, are infested with head lice each year, and a growing body of evidence indicates significant levels of head lice that are resistant to currently available OTC treatments like NIX® and RID®. The Company believes OVIDE® is a prescription alternative to the OTC treatments, offering both an excellent kill rate and ovicial activity. In addition, in controlled clinical studies, OVIDE® demonstrated residual activity with 90.4% of patients still lice-free 7 days after treatment. Until OVIDE®, the only prescription pediculicide available was lindane. Because of CNS toxicity potential, the FDA required a labeling change recommending lindane’s use only for patients who have either failed to respond to adequate doses or are intolerant of other approved therapies. Used as directed, the Company believes OVIDE® provides safe and effective control of head lice and their ova. The Company introduced OVIDE® during the fourth quarter of fiscal 1999. OVIDE® is manufactured for the Company by West Pharmaceutical Services on a purchase order basis.

         LIDEX® is a high-potency topical corticosteroid brand prescribed for the treatment of inflammatory and hyperproliferative skin diseases such as eczema, psoriasis, atopic dermatitis, poison ivy and other inflammatory skin conditions. Competing steroid brands in the high-potency category include Halog®, Elocon®, and Cyclocort®. LIDEX® was introduced more than 20 years ago and the Company believes it is among the most widely accepted topical steroid treatments available. Topical corticosteroid treatments had estimated market sales of $895 million in 2000. The active ingredient in LIDEX®, fluocinonide, works to alleviate inflammations of the skin by reducing swelling and pain, relieving itching and constricting blood vessels in the skin. The LIDEX® product line consists of various strengths and cosmetically elegant formulations, including gels, ointments, creams, solutions and emollient creams. The Company believes this broad product line allows dermatologists to prescribe the most appropriate product based on the severity and location of a patient’s condition, as well as the thickness of a patient’s skin. With the exception of the LIDEX®-E Cream, the various forms of LIDEX® are preservative-free, and the active ingredient is fully dissolved in the vehicle of the medication, resulting in better absorption of the medication into the skin. The Company believes LIDEX® is priced comparably to other branded corticosteroid products, but significantly higher than the average reported retail price of generic products containing fluocinonide. The Company acquired the rights to LIDEX® in the United States and Canada from Syntex (U.S.A.) Inc. and Syntex Pharmaceuticals International Limited, respectively, (“Syntex”) in the third quarter of the fiscal year ended June 30, 1997 (“fiscal 1997”). The Company has a manufacturing and supply agreement with Patheon, Inc. (“Patheon”) for the production of LIDEX® and also uses West Pharmaceutical Services to manufacture one LIDEX® product on a purchase order basis.

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

         TOPICORT® gels, creams, and ointments are Class II, high-potency corticosteroids indicated for topical use on corticosteroid-responsive inflammatory skin conditions, including psoriasis, contact dermatitis, seborrheic dermatitis, stasis dermatitis, rhus dermatitis, atopic dermatitis and more. TOPICORT® LP cream is a Class III corticosteroid. Class II, or high-potency steroids, offer effective treatment without the risks commonly associated with super-potent, Class I products. Unlike Class I steroids, TOPICORT® has no dosing restrictions and minimizes the hypothalamic-pituitary-adrenal (HPA) suppression commonly seen with Class I use. The Company believes TOPICORT® cream and gel have long been regarded as preferable to other available creams and gels because of their excellent cosmetic qualities. They do not contain propylene glycol (solvent), parabans (preservatives), or added fragrances that may cause irritation to patients with sensitive skin. Each of the TOPICORT® products is available in 15- and 60-gram tubes. Topical corticosteroid treatments had estimated market sales of $895 million in 2000. The Company licensed the rights to TOPICORT® in the United States from Aventis as successor-in-interest to HMR in November 1998. The Company has a manufacturing and supply agreement with Aventis for the production of TOPICORT®.

         BUPHENYL® is an orphan drug that was approved by the FDA in 1986 as an adjunctive therapy for the treatment of hyperammonemia in patients with Urea Cycle Disorder. The product provides an alternative pathway to ureagenesis for waste nitrogen disposal and helps maintain nitrogen homeostasis. Urea cycle disorder is a rare genetic defect that effects the hepatic urea cycle, which is responsible for protein metabolism. Protein is normally broken down to nitrogen and excreted as urea. However, patients with deficiencies have either absent or significantly reduced synthesis of urea that prevents normal nitrogen homeostasis, causing ammonia and other nitrogenous compounds to accumulate in the blood. The Company acquired this product when it purchased Ucyclyd Pharma, Inc. (“Ucyclyd”), in April 1999. The Company has a supply agreement with Pharmaceutics International Inc. (“PII”) for the production of BUPHENYL®.

NON-PRESCRIPTION PRODUCT

         The Company derived revenue from sales of an OTC product, ESOTERICA®, and from contract revenue in fiscal 2001. A description of the Company’s non-prescription product follows.

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

PRODUCTS IN DEVELOPMENT

         Medicis has developed and obtained rights to certain pharmaceutical agents in various stages of development. The Company has a variety of products under development, ranging from new products to existing product line extensions to reformulations of existing products. The Company’s strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. While development periods vary, the Company generally selects products for internal development with the objective of proceeding from formulation to product launch within a two-year period. With the Company’s increasing financial strength, Medicis has begun adding long-term projects to its development pipeline and may add longer-term projects with inherently greater risk in the future. The Company has in the past supplemented, and may in the future supplement, its research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies to defray certain costs and risks of product development.

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

         The Company’s research and development costs for Company-sponsored and unreimbursed co-sponsored pharmaceutical projects for fiscal 2001, 2000 and 1999 were $25,500,000, $4,903,000, and $3,396,000 respectively. Research and development costs for fiscal 2001 includes $17.0 million paid to Corixa Corporation (“Corixa”) for a development, commercialization and license agreement covering Corixa’s novel psoriasis immunotherapeutic product and $788,000 of research and development expenses related to this agreement. Under the terms of the agreement, there are additional potential development milestone payments of $35 million and potential commercialization and cumulative net sales threshold milestone payments of $55 million.

         In November 1998, the Company licensed the right to manufacture, market and sell the LOPROX®, TOPICORT® and A/T/S® products from Aventis as successor-in-interest to HMR. The licensing of these products also included several in-process research and development projects, including LOPROX® Gel, which was launched in fiscal 2000. Although the Company intends to continue such development projects, there can be no assurance that any technology previously under development by Aventis will result in the successful introduction of any additional new line extensions, or that the Company will continue the development of any such projects in the future.

MARKETING AND SALES

         Medicis believes that its prescription pharmaceutical marketing and sales organization is one of the most productive in the dermatology sector. The Company’s marketing efforts are focused on assessing and meeting the needs of dermatologists, podiatrists and other specialties that treat conditions of the skin. The Company’s prescription sales team, consisting of 74 members at June 30, 2001, regularly calls on dermatologists, focusing on the approximately 3,200 dermatologists who are responsible for 80% of all prescriptions written by dermatologists in the United States. The sales team also calls on high-prescribing podiatrists. The Company believes it has created for its sales team an attractive incentive program based upon goals in market-share growth and market-share maintenance. The Company focuses on cultivating relationships of trust and confidence with the specialists themselves. In addition, the Company uses a variety of marketing techniques to promote its products including: sampling, journal advertising, promotional materials, specialty publications, rebate coupons, money-back or product replacement guarantees, a leadership position in educational conferences and exposure of its products on the Internet.

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

CUSTOMERS

         The Company’s customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“AmerisourceBergen”), Cardinal Health, Inc. (“Cardinal”), Quality King Distributors (“Quality King”) and major drug chains. During fiscal 2001, Cardinal, McKesson and Quality King accounted for 22.2%, 18.0% and 10.3%, respectively, of the Company’s net revenues. During fiscal 2000, Cardinal, McKesson, Quality King and AmerisourceBergen accounted for 21.0%, 18.1%, 11.3% and 10.2%, respectively of the Company’s net revenues. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1% respectively, of the Company’s net revenues. The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to the Company, cause a reduction in the inventory levels of distributors and retailers, or otherwise result in reductions in purchases of the Company’s products, any of which could have a material adverse impact on the Company’s business, financial condition and results of operations.

MANUFACTURING

         Medicis currently contracts for all of its manufacturing needs and is required by the FDA to contract only with manufacturers that comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. The Company typically enters into short-term manufacturing contracts with third-party manufacturers.

         Watson, as successor-in-interest to Schein, manufactures the Company’s DYNACIN® product line in compliance with the Company’s specifications and quality standards pursuant to a supply agreement. Under the agreement, Watson manufactures DYNACIN® for sale in the branded market exclusively for the Company, but may manufacture and sell minocycline for itself or others as a generic product. Watson currently manufactures minocycline for the generic market under its own label. The Company’s supply agreement expires in December 2003, but is subject to automatic renewal for successive two-year periods if neither party gives timely notice of termination. It may also be terminated by either party without cause upon 12 months’ notice to the other party. Watson may also terminate the exclusivity portion of the agreement if its profit margin on sales of DYNACIN® products falls below a specified level. The agreement also provides that the Company will purchase all of its requirements for minocycline from Watson but may purchase some of its requirements from another manufacturer if Watson fails to meet certain cost standards or fails to provide the Company with all of its requirements for two of four consecutive quarters. In addition, the Company may use alternative sources if Watson terminates the Company’s exclusive rights to purchase branded minocycline based upon the Company’s failure to meet the specified profit margins, as defined. Either party may terminate the agreement if one party cannot perform under the agreement for a period of three months or longer for certain reasons beyond its control. The Company believes that it has alternative sources of supply and that it would be able to use these alternative sources to preserve an adequate supply of DYNACIN®. However, the inability of any supplier to fulfill the Company’s supply requirements for DYNACIN®, the Company’s largest-selling product, in a timely fashion, would have a material adverse effect on the Company’s business, financial condition and results of operations.

         The Company’s LUSTRA®, LUSTRA-AF®, ALUSTRA™, PLEXION™, PLEXION TS™, TRIAZ® and ESOTERICA® products are manufactured by Contract Pharmaceuticals pursuant to manufacturing agreements which expire in July 2002, but are subject to renewal.

         The Company’s LOPROX® and TOPICORT® products are manufactured by Aventis in accordance with a supply agreement entered into by the Company in connection with the license of LOPROX® and TOPICORT®. The Aventis supply agreement expires in November 2001; however, the Company plans to extend the agreement through an automatic two-year extension.

         The majority of the Company’s LIDEX® and SYNALAR® products are manufactured primarily by Patheon in accordance with a manufacturing and supply agreement assumed by Medicis when it acquired the LIDEX® and SYNALAR® products. Under the terms of an agreement with the Company, F. Hoffman-La Roche, Ltd. supplies, at cost, active ingredients necessary for manufacturing the LIDEX® and SYNALAR® products. The Patheon manufacture and supply agreement expires in January 2002; however, the Company plans to extend this agreement through an automatic one year extension, which is available each year by contract unless either party gives timely notice of termination.

         The Company’s BUPHENYL® products are manufactured by PII pursuant to a supply agreement that expires in August 2004, but is subject to renewal.

CERTAIN LICENSE AND ROYALTY AGREEMENTS

         Pursuant to license agreements with third parties, Medicis has acquired rights to manufacture, use or market certain of its existing products, as well as many of its proposed products and technologies. Such agreements typically contain provisions requiring the Company to use its best efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements and may be canceled upon the Company’s failure to perform its payment or other obligations. In addition, the Company has entered into agreements to license certain rights to manufacture, use and sell certain of its technologies outside the United States and Canada to various licensees.

         In May 2001, the Company entered into an exclusive agreement with Abbott Laboratories (“Abbott”) for Medicis to promote OMNICEF® (cefdinir) capsules. Medicis will promote OMNICEF® in the U.S. market to dermatologists and podiatrists and will receive revenue from prescriptions generated in these categories.

         In September 1999, the Company purchased VECTRIN®, a branded minocycline HCl product line, and ownership of its Abbreviated New Drug Application (“ANDA”) from Warner Chilcott, plc (“Warner Chilcott”). The Company is making royalty payments and may be obligated to make additional milestone payments conditioned upon the occurrence of certain events.

         In November 1998, the Company entered into a license agreement with Aventis as successor-in-interest to HMR. The license is for a term of three years with an option to purchase the products at the end of the term. The products licensed are LOPROX®, TOPICORT® and A/T/S®.

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

PATENTS AND PROPRIETARY RIGHTS

         The Company is pursuing several United States patent applications. There can be no assurance that patents will be issued with respect to any of these applications. The Company has acquired rights under certain patents and patent applications from third-party licensors. The Company has obtained patents on some of its products directed to aspects of certain of its products, including a United States patent expiring in October 2015 covering various formulations of its TRIAZ® product line, and a United States patent expiring in August 2017 covering its LUSTRA®, LUSTRA-AF® and ALUSTRA™ products.

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

         The Company believes that the laws governing the obtaining and enforcing of foreign patents are different than those for obtaining domestic patents. Therefore, the Company recognizes that its patent position, if any, may be different in the United States than in Europe or elsewhere. In addition, the protection provided by foreign patents once they are obtained may be different than that provided by domestic patents.

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

COMPETITION

         The pharmaceutical industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals, such as for the Company’s Key Products for the treatment of dermatological conditions, as well as among manufacturers in the OTC market for brands which compete with ESOTERICA®. Many of the Company’s competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company’s present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with the Company’s product lines. The Company’s products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by the Company’s products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company’s competitors. Each of the Company’s products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists.

         DYNACIN® competes with Minocin®, a branded minocycline product marketed by American Home Products (“AHP”) and with numerous generic minocycline products marketed by Watson, Barr Laboratories, Inc., Ranbaxy Pharmaceuticals Inc. and ESI Lederle, Inc. Other oral antibiotics utilized for the treatment of acne include erythromycin, doxycycline and tetracycline marketed in branded and generic forms by a variety of companies. The Company believes that LOPROX® competes primarily with Spectazole®, marketed by Ortho Dermatological and Nizoral®, marketed by Janssen Pharmaceutica, Inc (“Janssen”). The Company believes that its LUSTRA® line primarily competes with Solaquin Forte® and Glyquin®, marketed by ICN Pharmaceuticals, Inc. (“ICN Pharmaceuticals”) and Melanex®, marketed by Neutrogena Dermatologics. The Company believes that while PLEXION™ competes in the same market as Metrocream®, Metrogel®, and Metrolotion®, all marketed by Galderma Laboratories, Inc. (“Galderma”), it does not directly compete against these products as it is the only prescription cleanser indicated for the treatment of acne rosacea. The Company believes that PLEXION TS™, a topical suspension treatment for comedonal acne, is a gentle alternative to other topical retinoid acne therapies. The Company believes that TRIAZ® competes with Benzamycin®, marketed by Dermik Laboratories, Inc. (“Dermik Labs”); Cleocin-T®, marketed by Watson; and Benzac®, marketed by Galderma and with generic products such as the prescription product clindamycin, marketed by various manufacturers. The Company believes that OVIDE® primarily competes with the OTC products Nix®, marketed by Warner-Lambert Consumer Healthcare (“Warner-Lambert”) and Rid®, marketed by Pfizer, Inc. (“Pfizer”) and with generic products such as the prescription product lindane, marketed by various manufacturers. LIDEX®, SYNALAR® and TOPICORT® compete with a number of corticosteroid brands in the super-, high-, mid-, and low-potency categories for the treatment of inflammatory and hyperproliferative skin conditions. Competing brands include Halog® and Ultravate®, marketed by Bristol-Myers Squibb Company (“Bristol-Myers”); Elocon® and Diprolene®, marketed by Schering-Plough Corporation (“Schering-Plough”); Cyclocort and Aristocort, marketed by Fujisawa Healthcare, Inc.; Temovate® and Cutivate®, marketed by GlaxoSmithKline plc (“GlaxoSmithKline”) and Psorcon®, marketed by Dermik Labs. ESOTERICA® primarily competes with Porcelana®, marketed by Schwarzkopf & Dep, Inc. and Ambi®, marketed by Kiwi Brands, a division of Sara Lee Brands Corporation.

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

         In general, FDA approval is required before a new drug product may be marketed in the United States. However, most OTC drugs are exempt from the FDA’s premarketing approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drug ingredients then in the market. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drug ingredients that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. OTC drug ingredients are classified by the FDA in one of three categories: Category I ingredients which are deemed “safe and effective for OTC use”: Category II ingredients which are deemed “not generally recognized as safe and effective for OTC use;” and Category III ingredients which are deemed “possibly safe and effective with studies ongoing.” Based upon the results of these ongoing studies, the FDA may reclassify all Category III ingredients as Category I or Category II ingredients. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are subject to various FDA regulations concerning, for example, cGMP, general and specific OTC labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

         The active ingredient in DYNACIN®, minocycline; LOPROX®, ciclopirox; TOPICORT®, desoximetasone; OVIDE® lotion, malathion; BUPHENYL® powder and tablets, sodium phenylbutyrate; and LIDEX® and SYNALAR®, fluocinonide and fluocinolone acetonide, respectively, have been approved by the FDA under an NDA. The active ingredient in the TRIAZ® products has been classified as a Category III ingredient under a tentative final FDA monograph for OTC use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (“NDMA”), a trade association of OTC drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in the TRIAZ® products, is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which the Company sells on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. When the FDA issues the final monograph, the Company may be required by the FDA to sell TRIAZ® as an OTC drug unless the Company files an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against the Company and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

         The ESOTERICA®, TRIAZ®, LUSTRA®, LUSTRA-AF® and ALUSTRA™ products must meet the composition and labeling requirements established by the FDA for products containing their respective basic ingredients. The Company believes that compliance with those established standards avoids the requirement for premarketing clearance of these products. There can be no assurance that the FDA will not take a contrary position. PLEXION™ and PLEXION TS™, which contain the active ingredients sodium sulfacetamide and sulfur, are marketed under the FDA compliance policy entitled “Marketed New Drugs without Approved NDAs or ANDAs.”

         The Company believes that certain of its products, as they are promoted and intended by the Company for use, are exempt from being considered “new drugs” based upon the introduction date of their active ingredients and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position. If the FDA were to do so, the Company may be required to seek FDA approval for such products, market such products as OTC products or withdraw such products from the market. The Company believes that such products are subject to regulations governing product safety, use of ingredients, labeling, promotion and manufacturing methods.

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

EMPLOYEES

         At June 30, 2001, the Company had 188 full-time employees. The Company believes its relationship with its employees is good. The Company intends to hire additional personnel as needed during the next 12 months and intends to expand the size of its sales force by 25%, or approximately 20 sales representatives, over the next 12 months.

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

         We have entered into exclusive supply or manufacturing agreements for certain products, such as DYNACIN® and LIDEX®. Under these agreements, with certain exception, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies such as Medicis comply with the FDA’s regulations, including those cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to 12 months, which may mitigate the harm to Medicis from the interruption of the manufacturing of our largest selling products caused by certain events, the loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

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

         We cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products including shortages in raw materials required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions effecting the cost and availability of raw materials.

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

Our Continued Growth Depends On Acquisitions

         The Company’s strategy for continued growth to a material extent involves the acquisition of new product lines or businesses. These acquisitions could be by acquiring other pharmaceutical companies, acquiring a portion of a company’s assets or product lines, or obtaining licenses or other rights to manufacture and distribute products. Currently, we intend to focus our acquisition, licensing and development efforts on skin care products, which has been our historical focus, and possibly on other specialty pharmaceutical niches. We cannot be certain that we will be able to identify suitable acquisition candidates or products or if any will be available at all. In addition, even if suitable acquisitions are identified, we may not be able to secure terms which are beneficial. Other pharmaceutical companies with greater financial, marketing and sales resources than we have also tried to grow through these same acquisition and licensing strategies. Because of their greater resources, our competitors may be able to offer better terms for an acquisition than Medicis can offer, or they may be able to demonstrate a greater ability than Medicis to market licensed products.

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

         We have in the past, and may in the future, supplement our internal research and development by entering into research and development agreements with other pharmaceutical companies. We may, upon entering into such agreements, be required to make significant up-front payments to fund the project. We cannot be sure, however, that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us in the future. If Medicis is unable to enter into additional research partnership arrangements, we may incur additional costs to continue research and development internally or abandon certain projects.

Our Business Strategy May Cause Fluctuating Operating Results

         Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties which may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:

•	changes in the levels we spend to develop, acquire or license new product lines;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new product lines or businesses and the generation of revenues from those acquired products or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	development of new competitive products by others;

•	the mix of products that we sell during any time period; and

•	our responses to price competition.

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

Medicis Is Subject To Extensive Governmental Regulation

         Pharmaceutical companies are subject to heavy regulation by a number of national, state and local agencies. The FDA has jurisdiction over all of our business and administers requirements covering testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. In addition, the FTC and state and local authorities regulate the advertising of OTC drugs and cosmetics. Failure to comply with applicable regulatory requirements could, among other things, result in fines; changes to advertising; suspensions of regulatory approvals of products; product recalls; delays in product distribution, marketing and sale; and civil or criminal sanctions.

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

         Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include AHP, Schering-Plough, Bristol-Myers, Elan Corporation, plc, Galderma, Dermik Labs, Ortho Pharmaceuticals, ICN Pharmaceuticals, Warner-Lambert, GlaxoSmithKline, Pharmacia & Upjohn, Pfizer and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability to undertake more extensive research and development, marketing and pricing policy programs. It is possible that our competitors may develop new or improved products to treat the same conditions as our products or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. These competitors also may develop products which make our current or future products obsolete. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

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

         The ownership of a patent or an interest in a patent does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our technology. We only conduct patent searches to determine whether our products infringe upon any existing patents when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights. A claim or finding of infringement regarding one of our products could have a material adverse effect on the Company’s business, financial condition and results of operations. The costs of responding to infringement claims could be substantial and could require a substantial commitment of management’s time.

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

ITEM 2: PROPERTIES

         Medicis presently occupies approximately 49,000 square feet of office space in Scottsdale, Arizona, at an average annual expense of $1,346,000, under a lease agreement that expires in February 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $1,430,000, $1,024,500, and $564,000 for fiscal 2001, 2000 and 1999, respectively.

         Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2002.

ITEM 3: LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries are parties to actions and proceedings incident to their businesses, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. The Company believes liability in the event of final adverse determinations in any of these matters is either covered by insurance and/or established reserves, or, should not, in the aggregate, have a material adverse effect on the business, financial position or results of operations of the Company. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the business, financial condition and results of operations of the Company, or that the Company will be able to realize the full amount of any indemnification obligation that any person may have to the Company or that any such indemnification will adequately cover any liability.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2001.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Dividend Policy

         The Company has never declared a cash dividend. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

         Medicis’ Class A Common Stock trades on the New York Stock Exchange under the symbol “MRX”. The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for the Class A Common Stock of the Company on the New York Stock Exchange:

	HIGH	LOW

FISCAL YEAR ENDED JUNE 30, 2001

First Quarter	$67.75	$50.13

Second Quarter	74.75	45.63

Third Quarter	62.75	31.00

Fourth Quarter	58.35	42.75

FISCAL YEAR ENDED JUNE 30, 2000

First Quarter	$32.88	$20.25

Second Quarter	43.75	22.75

Third Quarter	51.94	35.25

Fourth Quarter	64.75	34.25

On September 19, 2001, the last reported sale price on the New York Stock Exchange for Medicis’ Class A Common Stock was $43.64 per share. As of such date, there were approximately 241 holders of record of Class A Common Stock.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements of Medicis Pharmaceutical Corporation for the fiscal years 2001, 2000, 1999, 1998 and 1997. Gross profit does not include amortization of the related intangibles.

	JUNE 30,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Statements of Operations Data:

Net revenues	$167,801	$139,099	$116,871	$77,571	$41,159

Gross profit	137,105	113,188	95,236	63,592	31,797

Operating expenses:

Selling, general and administrative	59,507	45,404	38,219	27,424	16,484

Research and development expenses	25,516	4,903	3,396	2,885	1,450

Depreciation and amortization	8,261	7,375	5,810	2,903	999

In-process research and development	—	—	9,500	35,400	—

Total operating expenses	93,284	57,682	56,925	68,612	18,933

Operating income (loss)	43,821	55,506	38,311	(5,020)	12,864

Other:

Gain on sale of assets	—	—	17,650	—	—

Net interest income	15,504	11,875	9,678	7,037	3,787

Income tax (expense) benefit	(18,905)	(24,387)	(24,202)	(14,424)	694

Net income (loss)	$40,420	$42,994	$41,437	$(12,407)	$17,345

Basic net income (loss) per common share	$1.34	$1.48	$1.46	$(0.51)	$0.88

Diluted net income (loss) per common share	$1.28	$1.41	$1.41	$(0.51)	$0.83

Number of shares used in computing basic net income (loss) per common share	30,134	29,029	28,414	24,102	19,788

Number of shares used in computing diluted net income (loss) per common share	31,694	30,499	29,462	24,102	20,891

	JUNE 30,

	2001	2000	1999	1998	1997

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$334,157	$285,737	$237,304	$237,921	$85,132

Working capital	358,468	312,302	278,612	262,956	94,803

Total assets	548,696	495,340	467,510	352,350	140,537

Long-term obligations	—	14,914	34,716	95	111

Stockholders’ equity	503,454	437,439	373,748	324,495	131,565

	JUNE 30,

	2001	2000	1999	1998	1997

	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	70,620	41,238	25,424	14,745	13,787

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which describe the Company's objectives, intentions, goals, strategies, outlook or expectations. Forward-looking statements involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those discussed under the heading “Factors that May Affect Future Results”.

OVERVIEW

         Medicis is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. Medicis offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, fungal infections, rosacea, hyperpigmentation, photoaging psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from research and development efforts; (3) acquiring complementary stragetic products, businesses and technologies; and (4) collaborating with other companies.

         The Company’s primary products include the prescription brands DYNACIN® (minocycline HCl), LOPROX® (ciclopirox), LUSTRA®, LUSTRA-AF™, and ALUSTRA™ (hydroquinone), PLEXION™ and PLEXION TS™ (sodium sulfacetamide/sulfur), TRIAZ® (benzoyl peroxide), OVIDE® (malathion) and BUPHENYL® (sodium phenylbutyrate), a prescription product indicated in the treatment of Urea Cycle Disorder, and the over-the-counter brand ESOTERICA®.

         Medicis derives a majority of its revenue from sales of its DYNACIN®, LOPROX®, LUSTRA®, LUSTRA-AF®, ALUSTRA™, PLEXION™, PLEXION TS™, TRIAZ®, OVIDE® and BUPHENYL® products (the “Key Products”). The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting the sale of the Key Products, individually or collectively, could have a material adverse effect on the Company’s business, financial condition and results of operations. In December 2000, a generic version of the Company’s DYNACIN® 75 mg. product was approved by the FDA. The Company cannot, at this time, validate its assumptions of the full impact of the approval of the competitive product on its business nor can it determine the potential impact of future approvals of generic 75 mg. products. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. The sale of the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; regulatory action by the FDA; changes in the prescribing practices of dermatologists; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents and other rights; or other factors.

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

         All research and development costs, including payments related to products under development, and research consulting agreements, are expensed as incurred. The Company may continue to make up-front, non-refundable payments to third parties for research and development work which has been completed. Medicis, upon regulatory approval or commercialization of the product under development, may obtain the marketing rights. These up-front payments may be expensed at the time of payment depending on the nature of the payment made.

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

         The Company intends to seek additional licensing opportunities and acquisitions of products, companies or technologies to leverage its existing distribution channels and marketing infrastructure, to provide additional opportunities for growth, and to aggressively market new formulations of existing product lines. The Company can give no assurance that opportunities will be available on terms acceptable to the Company, if at all.

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

         The Company’s customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson; AmerisourceBergen; Cardinal; Quality King and other major drug chains. During fiscal 2001, Cardinal, McKesson and Quality King accounted for 22.2%, 18.0% and 10.3%, respectively, of the Company’s net revenues. During fiscal 2000, Cardinal, McKesson, Quality King and AmerisourceBergen accounted for 21.0%, 18.1%, 11.3% and 10.2%, respectively, of the Company’s net revenues. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1%, respectively, of the Company’s net revenues. The loss of any of these customers accounts could have a material adverse effect upon the Company’s business, financial condition or results of operations.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein. The following table sets forth certain data as a percentage of net revenues for the periods indicated.

Percentage of Net Revenues

	JUNE 30,

	2001*	2000	1999**

Net revenues	100.0%	100.0%	100.0%

Gross profit	81.7	81.4	81.5

Operating expenses	45.0	41.5	40.6

Operating income	36.7	39.9	40.9

Interest income, net	9.2	8.5	8.3

Income tax expense	(15.0)	(17.5)	(17.8)

Net income	30.9%	30.9%	31.4%

  *Absent tax-effected research and development expense of $17.8 million related to collaboration with Corixa

**Absent tax-effected special charge for in-process research and development and tax-effected gain on divested products

         The following table reflects certain selected unaudited quarterly operating results of the Company for each of the last eight quarters through the quarter ended June 30, 2001. The Company believes that all necessary adjustments have been included to fairly present the quarterly information. The operating results for any quarter are not necessarily indicative of the results for any future period. Gross profit does not include amortization of the related intangibles.

FISCAL 2001 AND FISCAL 2000 ANALYSIS
(in thousands, except per share data)

	Fiscal 2001				Fiscal 2000

	Sept.*	Dec.	March	June	Sept.	Dec.	March	June

	(in thousands, except per share data)
Net revenues	$40,254	$41,367	$42,346	$43,834	$31,644	$33,379	$35,049	$39,027

Gross profit	32,775	33,575	34,876	35,879	25,858	26,940	28,726	31,664

Operating expenses	18,542	17,826	18,587	20,541	13,230	13,003	14,076	17,372

Operating income	14,233	15,749	16,289	15,338	12,628	13,937	14,650	14,292

Net income	11,991	12,737	13,302	13,863	9,640	10,481	11,063	11,810

Net income per common share:

Basic	$0.40	$0.42	$0.44	$0.46	$0.34	$0.36	$0.38	$0.40

Diluted	$0.38	$0.40	$0.42	$0.44	$0.33	$0.35	$0.36	$0.38

Shares used in computing net income per common share:

Basic	29,645	30,274	30,414	30,209	28,750	28,834	29,164	29,375

Diluted	31,624	32,083	31,787	31,493	29,471	30,170	30,967	31,079

*Absent tax-effected research and development expense of $17.8 million related to collaboration with Corixa

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

Years ended June 30, 2001 and 2000

Net Revenues

         Net revenues for fiscal 2001 increased 20.6%, or $28.7 million, to $167.8 million from $139.1 million for fiscal 2000. The Company’s net revenues increased in fiscal 2001 primarily due to the addition of sales in the current fiscal year of its recently launched PLEXION™ and PLEXION TS™ product lines, increases in sales of the LUSTRA® products, as well as the addition of sales in the fourth quarter of its new ALUSTRA™ product and increases in sales of the Company’s LOPROX® and TRIAZ® products.

Gross Profit

         Gross profit during fiscal 2001 increased 21.1%, or $23.9 million, to $137.1 million from $113.2 million in fiscal 2000. As a percentage of net revenues, gross profit was 81.7% and 81.4% in fiscal 2001 and fiscal 2000, respectively. Gross profit increased primarily as a result of revenue associated with the LOPROX®, LUSTRA®,

PLEXION™, PLEXION TS™ and BUPHENYL® products, which enjoy higher gross profit percentages than the Company’s other products. Amortization of related intangible assets is not included in gross profit.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses in fiscal 2001 increased 31.1%, or $14.1 million, to $59.5 million from $45.4 million in fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses increased 2.9 percentage points. This increase was primarily attributable to an increase in personnel costs. The increase in personnel costs was primarily due to an increase in the number of employees, to 188 in fiscal 2001 from 172 in fiscal 2000, and yearly salary escalations for existing employees. The increase was also due to variable costs commensurate with increased sales volumes.

Research and Development Expenses

         Research and development expenses in fiscal 2001 increased $20.6 million, to $25.5 million from $4.9 million in fiscal 2000. This increase was primarily due to $17.0 million paid to Corixa for a development, commercialization and license agreement for a novel psoriasis immunotherapeutic product and $788,000 of research and development expenses related to this agreement. Absent these charges, research and development expenses in fiscal 2001 increased $2.8 million, or 57.6%, to $7.7 million from $4.9 million in fiscal 2000, primarily due to development efforts related to projects in the Company’s pipeline and expenses associated with the clinical support of the Company’s existing products.

Depreciation and Amortization Expenses

         Depreciation and amortization expenses in fiscal 2001 increased 12.0%, or $0.9 million, to $8.3 million from $7.4 million in fiscal 2000. This increase was primarily attributable to the amortization of the intangible assets related to the minocycline ANDA that the Company acquired in September 1999.

Operating Income

         Operating income for fiscal 2001 decreased $11.7 million, to $43.8 million from $55.5 million in fiscal 2000 primarily due to the research and development expense of $17.8 million related to the Corixa collaboration. Absent this charge, operating income increased $6.1 million, to $61.6 million from $55.5 million in fiscal 2000. This increase was primarily a result of higher sales volume offset by an increase in operating expenses.

Interest Income

         Interest income in fiscal 2001 increased $2.7 million, to $16.8 million from $14.1 million in fiscal 2000, primarily due to higher average cash, cash equivalents and short-term investment balances during fiscal 2001. The Company’s higher average cash, cash equivalents and short-term investment balances are primarily due to cash generated from operations, offset by the third payment of $22.0 million paid in November 2000 to Aventis, as successor-in-interest to HMR, relating to the license of the LOPROX®, TOPICORT® and A/T/S® products.

Interest Expense

         Interest expense in fiscal 2001 decreased $1.0 million, to $1.2 million from $2.2 million in fiscal 2000. This decrease was primarily due to a decrease in the contract obligation recorded in connection with the license of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

         Income tax expense during fiscal 2001 decreased $5.5 million, to $18.9 million from $24.4 million in fiscal 2000. The decrease in income tax expense was due to a decrease in pre-tax income. The decrease in pre-tax income was due to the research and development expense of $17.8 million related to the Corixa collaboration. The decrease in the effective tax rate in fiscal 2001, as compared to fiscal 2000, was primarily attributable to a change in investment mix to non-taxable securities, contributions to charitable programs that receive favorable tax treatment and an increase in the Company’s research and development credits.

Net Income

         Net income during fiscal 2001 decreased approximately $2.6 million, to $40.4 million from $43.0 million in fiscal 2000. This decrease was primarily due to the tax-effected research and development expense of $11.5 million related to the Corixa collaboration. Absent this charge, net income increased 20.7%, or $8.9 million, to $51.9 million from $43.0 million in fiscal 2000. This increase was due primarily to an increase in sales volume and interest income, offset by an increase in strategic operating expenses.

Years ended June 30, 2000 and 1999

Net Revenues

         Net revenues for fiscal 2000 increased 19.0%, or $22.2 million, to $139.1 million from $116.9 million for fiscal 1999. The Company’s net revenues increased in fiscal 2000 primarily as a result of sales growth associated with the Company’s DYNACIN®, LOPROX®, BUPHENYL® and TRIAZ® products. In fiscal 1999, the Company divested or licensed 16 non-strategic products to Bioglan Pharma plc (“Bioglan”). Net revenue associated with these products for fiscal 1999 was $19.3 million. Absent divested products, net revenues for fiscal 2000 increased 42.6%, or $41.6 million, to $139.1 from $97.5 million in fiscal 1999.

Gross Profit

         Gross profit during fiscal 2000 increased 18.8%, or $18.0 million, to $113.2 million from $95.2 million in fiscal 1999. As a percentage of net revenues, gross profit was 81.4% and 81.5% in fiscal 2000 and fiscal 1999, respectively. Gross profit remained consistent primarily as a result of revenue associated with the LOPROX®, LUSTRA® and BUPHENYL® products, which enjoy higher gross profit percentages than the Company’s other products, offset by an increase in revenues associated with the DYNACIN® products, which have lower gross profit percentages than the Company’s other products. Amortization of related intangible assets is not included in gross profit.

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

Depreciation and Amortization Expenses

         Depreciation and amortization expenses in fiscal 2000 increased 26.9%, or $1.6 million, to $7.4 million from $5.8 million in fiscal 1999. This increase was primarily attributable to a full year of amortization of the purchase price of the LOPROX®, TOPICORT® and A/T/S® products purchased by the Company in November 1998; the BUPHENYL® products purchased in April 1999; and the VECTRIN® products purchased in September 1999. The Company is amortizing the various purchase prices over a period of 15 to 25 years.

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

         A portion of the Company’s in-process research and development projects acquired in 1998 related to OTC products. Such projects were discontinued during fiscal 1999 in conjunction with the Company’s change in strategic focus to prescription products. Of the remaining acquired in-process research and development projects from 1998, the most significant project resulted in a new product introduction during late fiscal 1999, as that product was completed and commenced commercial sale. The Company continues its development efforts on the remaining projects that were acquired in both 1998 and 1999 in the in-process state. During fiscal 2000, the Company incurred development costs of approximately $500,000, and should all of the remaining projects continue to move toward commercialization, the Company estimates that future expenditures could approximate $4.0 million over the next few years.

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

Interest Income

         Interest income in fiscal 2000 increased $2.6 million, to $14.1 million from $11.5 million in fiscal 1999, primarily due to higher average cash, cash equivalents and short-term investment balances during fiscal 2000. The Company’s higher average cash, cash equivalents and short-term investment balances are due to cash generated from operations and proceeds from the divestiture of non-strategic products in fiscal 1999, offset by a $22.0 million payment made in November 1999 to Aventis, as successor-in-interest to HMR, relating to the license of the LOPROX®, TOPICORT® and A/T/S® products, as well as payments made in association with the acquisitions of the company Ucyclyd, and the VECTRIN® products.

Interest Expense

         Interest expense in fiscal 2000 increased $0.4 million, to $2.2 million from $1.8 million in fiscal 1999. This increase was primarily attributable to a full year of interest expense related to the contract obligation recorded in connection with the license of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

         Income tax expense during fiscal 2000 increased $0.2 million, to $24.4 million from $24.2 million in fiscal 1999. The increase in income tax expense in fiscal 2000, as compared to fiscal 1999, was primarily due to an increase in pre-tax income in fiscal 2000. In fiscal 1999, pre-tax income included a gain of $17.7 million related to the sale of assets to Bioglan. Absent this gain on the divestiture of products, pre-tax income increased $19.4 million, to $67.4 million from $48.0 million in fiscal 1999. Income tax expense increased $7.2 million, to $24.4 million from

$17.1 million in fiscal 1999. The decrease in the effective tax rate in fiscal 2000, as compared to fiscal 1999, was primarily attributable to the implementation of tax-saving strategies and an increase in tax-exempt interest income.

Net Income

         Net income during fiscal 2000 increased approximately $1.6 million, to $43.0 million from $41.4 million in fiscal 1999. Fiscal 1999 included special charges to operations for in-process research and development related to the license of LOPROX®, TOPICORT® and A/T/S®. Net income in fiscal 1999 also included $17.7 million related to a gain on the sale of assets to Bioglan. Absent tax-effected special charges and a tax-effected gain on divested products in fiscal 1999, net income increased approximately 17.3%, or $6.4 million, to $43.0 million from $36.6 million in fiscal 1999. This increase was due primarily to an increase in sales volume and interest income offset by an increase in depreciation and amortization and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for fiscal 2001 increased $29.4 million, to $70.6 million from $41.2 million in fiscal 2000. The change is primarily due to an income tax receivable collected during fiscal 2001 and positive cash flow fluctuations in other balance sheet accounts, offset by the research and development expense related to the Corixa collaboration, which reduced net income.

         Net cash used in investing activities for fiscal 2001 increased $95.4 million, to $82.0 million from net cash provided by investing activities of $13.4 million in fiscal 2000. The change is primarily due to payments made for the license of product rights and the fluctuation in available-for-sale investments.

         Net cash provided by financing activities increased $2.6 million, to $12.5 million from $9.9 million in fiscal 2000. The change is primarily attributable to proceeds received on the exercise of options under the Company’s stock option plans, offset by the purchase of treasury stock.

         The Company had cash, cash equivalents and short-term investments of $334.2 million and working capital of $358.5 million at June 30, 2001, as compared to $285.7 million and $312.3 million, respectively, at June 30, 2000.

OTHER MATTERS

         On May 10, 2001, Abbott and Medicis entered into an exclusive agreement for Medicis to promote OMNICEF® (cefdinir) capsules. OMNICEF®, a cephalosporin antibiotic, is for the treatment of uncomplicated skin and skin structure infections. Medicis will promote OMNICEF® in the U.S. market to dermatologists and podiatrists and will receive revenue from prescriptions generated in these categories. Abbott will continue to promote OMNICEF® to primary care physicians and pediatricians. In the U.S., the market for treatment of bacterial skin and skin structure infections is estimated to be more than $1.5 billion.

         On August 15, 2000, Medicis entered into a multi-year development, commercialization and license agreement covering Corixa’s novel psoriasis immunotherapeutic product, PVAC™. Under terms of the agreement, Medicis made a non-refundable payment to Corixa of $17.0 million at closing, with additional potential development milestone payments of $35 million, and potential commercialization and cumulative net sales threshold milestone payments of $55 million.

         On September 21, 1999, the Company purchased VECTRIN®, a branded minocycline HCl product line, and ownership of its ANDA from Warner Chilcott. Under terms of the agreement, the Company paid Warner Chilcott $11.1 million cash at closing and paid an additional $2.0 million in contingent payments in April 2000. Additionally, the Company is making royalty payments and may be obligated to make additional milestone payments conditioned upon the occurrence of certain events.

         On June 29, 1999, the Company sold the OTC products ZOSTRIX®, EXOREX™ and THERAPLEX® and the prescription product ZONALON® to Bioglan. Medicis received cash of $900,000 and issued a note receivable for $39.1 million, which was collected in July 1999. Under terms of the agreement, the Company paid IMX

Pharmaceuticals, Inc. $3.6 million subsequent to fiscal 1999 for the sale of its interest in the EXOREX™ joint venture.

         On April 19, 1999, the Company acquired 100% of the common stock of Ucyclyd for net cash of approximately $14.3 million. Ucyclyd’s primary product, the orphan drug BUPHENYL®, is indicated in the treatment of Urea Cycle Disorder. Under terms of the agreement, the Company paid $15.1 million at the close of the transaction, paid an additional $5.7 million in contingent payments in April 2000 and may be required to pay an additional $2.7 million upon regulatory approval of a product line extension.

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

         In November 1998, the Company agreed to license, with an option to purchase, the LOPROX®, TOPICORT® and A/T/S® products from Aventis. The Company, using cash reserves, paid $22.0 million on the close of the transaction, made another payment of $22.0 million in November 1999 and another payment of $22.0 million in November 2000. The Company has the option to purchase the products for $16.5 million in November 2001. The purchase price is recorded at its discounted value as a short-term obligation. The discount is being recorded as interest expense over the related period. For accounting purposes, the Company has recorded the transaction as an acquisition. In conjunction with this acquisition, the Company recorded a charge to operations of $9.5 million, based upon an independent valuation, relating to acquired in-process research and development for projects that are in various stages of development, have not reached technological feasibility, and have no known alternative future uses.

         Inflation did not have a significant impact upon the results of the Company during fiscal 2001, 2000 or 1999.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS No. 141 and SFAS No. 142. The Company is required to adopt SFAS No. 141 for business combinations commencing after July 1, 2001, and is required to adopt SFAS No. 142 on July 1, 2002. The Company is evaluating the provisions of SFAS No. 142 and the interpretations being developed to determine whether the Company will implement SFAS No. 142 as of July 1, 2001, which is permitted under the standard. The Company has not yet determined the potential impact of the standard and whether the Company will adopt the provision early.

MARKET RISK AND RISK MANAGEMENT POLICIES

         The Company is exposed to market risk primarily from interest rates and, to a lesser extent, from changes in foreign currency exchange rates. The following describes the nature of the risks and demonstrates that, in general, such market risk is not material to the Company.

         The Company is exposed to interest rate fluctuations on its short-term investments that are comprised of U.S. corporate securities and other debt securities, which it holds on an available-for-sale basis. A 100 basis-point change in the prime rate or other indicative base rates would not materially change the interest income that the Company expects to receive.

         The Company has minimal operations outside of the United States and, therefore, has no significant risk to changes in foreign currencies. In addition, the Company has only one form of debt that is in the form of a discounted contract obligation, which, in effect, is a fixed-rate debt not subject to market rate fluctuations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company’s financial statements and schedule at June 30, 2001 and 2000 and for each of the three years in the period ending June 30, 2001 and the Independent Auditors’ Report thereon are contained on pages F-1 through F-20 and S-1 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by each of Items 10, 11, 12 and 13 is incorporated by reference to the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page

(a) Documents filed as a part of this Report (1) Financial Statements:

Index to Consolidated Financial Statements	F-1

Report of Ernst & Young LLP, Independent Auditors	F-2

Consolidated balance sheets at June 30, 2001 and 2000	F-3

Consolidated statements of income for the years ended June 30, 2001, 2000 and 1999	F-5

Consolidated statements of stockholders’ equity for the years ended June 30, 2001, 2000 and 1999	F-6

Consolidated statements of cash flows for the years ended June 30, 2001, 2000 and 1999	F-8

Notes to consolidated financial statements	F-9

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	S-1

The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits filed as part of this Report:

Exhibit No.		Description
2.1	-	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997 (13)

3.1	-	Certificate of Incorporation of the Company, as amended (6)

3.3 (a)	-	Amended and Restated By-Laws of the Company (15)

4.1	-	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (6)

4.1 (b)	-	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A. (11)

4.3	-	Form of specimen certificate representing Class A Common Stock (1)

10.8	-	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.9	-	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (10)

10.9 (a)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (17)

10.9 (b)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (17)

10.10	-	Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended (2)

10.18	-	Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended (2)

10.58	-	Medicis Pharmaceutical Corporation 1992 Stock Option Plan (4)

10.59	-	Supply Agreement, dated October 21, 1992, between Schein and the Company (3)

10.70	-	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company (5)

10.72(a)	-	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (7)

10.72(b)	-	First Amendment to Credit and Security Agreement, dated May 29, 1996,

Exhibit No.		Description

between the Company and Norwest Bank Arizona, N.A. (10)

10.72(c)	-	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (12)

10.72(d)	-	Third Amendment to Credit and Security Agreement, dated November 22, 1998 by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (14)

10.72(e)		Fourth amendment to Credit and Security Agreement, dated November 22, 2000 by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (18)

10.73(a)	-	Patent Collateral Assignment and Security Agreement, dated August 3, 1995 by the Company to Norwest Business Credit, Inc. (8)

10.73(b)	-	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (10)

10.73(c)	-	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (14)

10.74(a)	-	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (9)

10.74(b)	-	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (10)

10.74(c)	-	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (14)

10.75	-	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (10)

10.76	-	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (10)

10.77	-	Securities Account Pledge and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. (12)

10.77(a)	-	First Amendment to Securities Account Pledge and Security Agreement dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A. (14)

10.78	-	Acknowledgment of Control of Pledged Securities Account, dated November 22, 1996, by and among Norwest Bank Arizona, N.A. and the Company and Norwest Bank Minnesota, N.A. (12)

10.78(a)	-	First Amendment to Acknowledgement of Control of Pledged Securities Account dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A. (14)

10.89	-	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (14)

10.90	-	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (14)

10.91	-	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (14)

10.92	-	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (14)

10.93	-	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (16)

10.94	-	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (16)

10.95	-	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc dated June 29, 1999 (16)

Exhibit No.		Description

10.96	-	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc. dated June 29, 1999 (16)

10.97	-	Medicis Pharmaceutical Corporation Executive Retention Plan (16)

10.98		Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(16)

21.1	-	Subsidiaries (16)

23.1	-	Consent of Ernst & Young LLP, Independent Auditors (18)

24. 1	-	Power of Attorney(18) See signature page(s)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443, previously filed with the SEC

(3)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(4)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its 1992 Annual Meeting of Shareholders, File No. 0-18443, previously filed with the SEC

(5)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(6)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(7)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(8)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(9)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(18)	Filed herewith

(b)	No reports on Form 8-K were filed with the SEC for the quarter ended June 30, 2001.

(c)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

(d)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

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

Date: September 28, 2001

MEDICIS PHARMACEUTICAL CORPORATION

By: /s/ JONAH SHACKNAI Jonah Shacknai Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 28, 2001

/s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr.	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)	September 28, 2001

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	September 28, 2001

/s/ SPENCER DAVIDSON Spencer Davidson	Director	September 28, 2001

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq	Director	September 28, 2001

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	September 28, 2001

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	September 28, 2001

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	September 28, 2001

MEDICIS PHARMACEUTICAL CORPORATION

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation

         We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Medicis Pharmaceutical Corporation and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
August 8, 2001

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	JUNE 30,

	2001	2000

Assets Current assets:

Cash and cash equivalents	$153,257,738	$152,270,780

Short-term investments	180,899,419	133,466,609

Accounts receivable, less allowances:

2001: $5,050,000; 2000: $4,190,000	36,525,525	33,164,092

Inventories	8,750,474	10,001,731

Deferred tax assets	4,805,270	3,366,268

Other current assets	14,640,434	19,018,672

Total current assets	398,878,860	351,288,152

Property and equipment, net	1,964,396	1,758,946

Intangible assets:

Intangible assets related to product line and business acquisitions	160,274,323	156,569,425

Other intangible assets	10,875,675	899,414

	171,149,998	157,468,839

Less: accumulated amortization	23,873,544	16,286,738

Net intangible assets	147,276,454	141,182,101

Other non-current assets	576,408	1,110,356

	$548,696,118	$495,339,555

See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	JUNE 30,

	2001	2000

Liabilities Current liabilities:

Accounts payable	$12,531,256	$10,554,984

Short-term contract obligation	16,160,010	22,000,000

Income taxes payable	262,620	—

Other current liabilities	11,456,686	6,431,617

Total current liabilities	40,410,572	38,986,601

Long-term liabilities:

Long-term contract obligation	—	14,913,603

Deferred tax liability	4,831,924	4,000,102

Commitments and Contingencies

Stockholders’Equity

Preferred Stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 30,120,095 and 29,069,085 at June 30, 2001 and 2000, respectively	421,681	406,967

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at June 30, 2001 and 2000	5,921	5,921

Additional paid-in capital	407,442,306	372,067,685

Accumulated other comprehensive income	611,218	479,410

Accumulated earnings	104,898,951	64,479,266

Treasury stock, 299,600 shares at cost	(9,926,455)	—

Total stockholders’ equity	503,453,622	437,439,249

	$548,696,118	$495,339,555

See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED JUNE 30,

	2001	2000	1999

Net revenues	$167,801,480	$139,099,152	$116,870,540

Operating costs and expenses:

Cost of sales	30,696,614	25,911,579	21,633,902

Selling, general and administrative	59,507,765	45,403,841	38,219,119

Research and development	25,515,552	4,902,715	3,396,393

Depreciation and amortization	8,260,938	7,374,534	5,810,288

In-process research and development	—	—	9,500,000

Operating costs and expenses	123,980,869	83,592,669	78,559,702

Operating income	43,820,611	55,506,483	38,310,838

Interest income	16,766,962	14,120,839	11,503,256

Interest expense	(1,262,653)	(2,245,578)	(1,825,200)

Gain on sale of assets	—	—	17,650,903

Income before taxes	59,324,920	67,381,744	65,639,797

Income tax expense	(18,905,235)	(24,387,562)	(24,202,571)

Net income	$40,419,685	$42,994,182	$41,437,226

Basic net income per common share	$1.34	$1.48	$1.46

Diluted net income per common share	$1.28	$1.41	$1.41

Shares used in computing basic net income per common share	30,133,514	29,028,896	28,413,608

Shares used in computing diluted net income per common share	31,693,702	30,498,776	29,462,311

See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B
	Common Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at June 30, 1998	27,712,837	$387,980	422,962	$5,921

Comprehensive income:

Net income	—	—	—	—

Net unrealized losses on available-for-sale securities	—	—	—	—

Net unrealized gains on foreign currency translation	—	—	—	—

Comprehensive income

Exercise of stock options	526,432	7,370	—	—

Tax effect of stock options exercised	—	—	—	—

Options issued in lieu of payment for services rendered	—	—	—	—

Balance at June 30, 1999	28,239,269	395,350	422,962	5,921

Comprehensive income:

Net income	—	—	—	—

Net unrealized gains on available-for-sale securities	—	—	—	—

Net unrealized losses on foreign currency translation	—	—	—	—

Comprehensive income

Exercise of stock options	829,816	11,617	—	—

Tax effect of stock options exercised	—	—	—	—

Options issued in lieu of payment for services rendered

Balance at June 30, 2000

Comprehensive income:	—	—	—	—

	29,069,085	406,967	422,962	5,921

Net income	—	—	—	—

Net unrealized gains on available-for-sale securities	—	—	—	—

Net unrealized losses on foreign currency translation	—	—	—	—

Comprehensive income

Exercise of stock options	1,051,010	14,714	—	—

Tax effect of stock options exercised	—	—	—	—

Options issued in lieu of payment for services rendered	—	—	—	—

Purchase of treasury stock	—	—	—	—

Balance at June 30, 2001	30,120,095	$421,681	422,962	$5,921

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Additional	Other	Accumulated
	Paid-In	Comprehensive	(Deficit)
	Capital	Income (Loss)	Earnings

Balance at June 30, 1998	$343,976,037	$77,689	$(19,952,142)

Comprehensive income:

Net income	—	—	41,437,226

Net unrealized losses on available-for-sale securities	—	(371,619)	—

Net unrealized gains on foreign currency translation	—	146	—

Comprehensive income

Exercise of stock options	3,834,839	—	—

Tax effect of stock options exercised	4,329,969	—	—

Options issued in lieu of payment for services rendered	15,000	—	—

Balance at June 30, 1999	352,155,845	(293,784)	21,485,084

Comprehensive income:

Net income	—	—	42,994,182

Net unrealized gains on available-for-sale securities	—	790,228	—

Net unrealized losses on foreign currency translation	—	(17,034)	—

Comprehensive income

Exercise of stock options	10,162,400	—	—

Tax effect of stock options exercised	9,728,440	—	—

Options issued in lieu of payment for services rendered	21,000	—	—

Balance at June 30, 2000	372,067,685	479,410	64,479,266

Comprehensive income:

Net income	—	—	40,419,685

Net unrealized gains on available-for-sale securities	—	261,331	—

Net unrealized losses on foreign currency translation	—	(129,523)	—

Comprehensive income

Exercise of stock options	22,459,947	—	—

Tax effect of stock options exercised	12,886,174	—	—

Options issued in lieu of payment for services rendered	28,500	—	—

Purchase of treasury stock	—	—	—

Balance at June 30, 2001	$407,442,306	$611,218	$104,898,951

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury
	Stock

	Shares	Amount	Total

Balance at June 30, 1998	—	$—	$324,495,485

Comprehensive income:

Net income	—	—	41,437,226

Net unrealized losses on available-for-sale securities	—	—	(371,619)

Net unrealized gains on foreign currency translation	—	—	146

Comprehensive income			41,065,753

Exercise of stock options	—	—	3,842,209

Tax effect of stock options exercised	—	—	4,329,969

Options issued in lieu of payment for services rendered	—	—	15,000

Balance at June 30, 1999	—		373,748,416

Comprehensive income:

Net income			42,994,182

Net unrealized gains on available-for-sale securities	—	—	790,228

Net unrealized losses on foreign currency translation	—	—	(17,034)

Comprehensive income			43,767,376

Exercise of stock options	—	—	10,174,017

Tax effect of stock options exercised	—	—	9,728,440

Options issued in lieu of payment for services rendered	—	—	21,000

Balance at June 30, 2000	—	—	437,439,249

Comprehensive income:

Net income	—	—	40,419,685

Net unrealized gains on available-for-sale securities	—	—	261,331

Net unrealized losses on foreign currency translation	—	—	(129,523)

Comprehensive income			40,551,493

Exercise of stock options	—	—	22,474,661

Tax effect of stock options exercised	—	—	12,886,174

Options issued in lieu of payment for services rendered	—	—	28,500

Purchase of treasury stock	(299,600)	(9,926,455)	(9,926,455)

Balance at June 30, 2001	(299,600)	$(9,926,455)	$503,453,622

See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED JUNE 30,

	2001	2000	1999

Operating Activities:

Net income	$40,419,685	$42,994,182	$41,437,226

Adjustments to reconcile net income to net cash provided by operating activities:

In-process research and development	—	—	9,500,000

Gain on sale of assets	—	—	(17,650,903)

Depreciation and amortization	8,260,938	7,374,534	5,810,288

(Gain) loss on sale of available-for-sale investments	(1,324,558)	(483,038)	14,658

Other non-cash expenses	28,500	21,000	15,000

Deferred income tax (benefit) expense	(607,180)	2,947,647	(9,792,229)

Provision for doubtful accounts and returns	860,000	375,000	989,000

Accretion of premium on investments	178,486	508,323	179,649

Accretion of discount on contract obligation	1,246,407	2,197,147	1,801,885

Changes in operating assets and liabilities (net of acquired amounts):

Accounts receivable	(4,221,433)	(1,956,157)	(13,285,268)

Inventories	1,251,257	(1,338,576)	2,298,397

Other current assets	4,378,238	(2,502,530)	(4,134,323)

Accounts payable	1,976,272	1,208,740	2,975,103

Income taxes payable	262,620	(10,659,944)	5,732,786

Tax benefit of option exercises	12,886,174	9,728,440	4,329,969

Other current liabilities	5,025,069	(9,176,278)	(4,796,891)

Net cash provided by operating activities	70,620,475	41,238,490	25,424,347

Investing Activities:

Purchase of property and equipment	(849,686)	(628,941)	(725,165)

Proceeds from sale of product rights	—	39,100,000	10,712,402

Acquisition of businesses, net of cash acquired	—	(5,974,973)	(14,278,840)

Payments for purchase of product rights	(35,711,055)	(36,723,130)	(25,110,371)

Purchase of available-for-sale investments	(200,515,584)	(159,776,955)	(202,169,056)

Sale of available-for-sale investments	50,807,177	29,937,533	52,644,964

Maturity of available-for-sale investments	104,183,000	147,170,951	89,711,000

Change in other assets	33,948	282,382	355,712

Net cash (used in) provided by investing activities	(82,052,200)	13,386,867	(88,859,354)

Financing Activities:

Payment of notes payable	—	(100,000)	(105,920)

Change in other non-current liabilities	—	(130,278)	6,163

Purchase of treasury stock	(9,926,455)	—	—

Proceeds from the exercise of options	22,474,661	10,174,017	3,842,209

Net cash provided by financing activities	12,548,206	9,943,739	3,742,452

Effect of foreign currency exchange rate on cash and cash equivalents	(129,523)	(17,034)	146

Net increase (decrease) in cash and cash equivalents	986,958	64,552,062	(59,692,409)

Cash and cash equivalents at beginning of year	152,270,780	87,718,718	147,411,127

Cash and cash equivalents at end of year	$153,257,738	$152,270,780	$87,718,718

         See accompanying notes.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

NOTE 1. FORMATION AND DEVELOPMENT OF THE COMPANY

         Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. Medicis offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from research and development efforts; (3) acquiring complementary strategic products, technologies, and businesses; and (4) collaborating with other companies.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Medicis and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

         At June 30, 2001, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Investments

         The Company accounts for investments under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and interest and dividends on securities are included in interest income. The cost of securities sold is based upon the specific identification method.

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

         Inventories are as follows:

	June 30,

	2001	2000

Raw materials	$3,066,582	$2,700,695

Finished goods	5,683,892	7,301,036

Total inventories	$8,750,474	$10,001,731

Property and Equipment

         Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following:

	June 30,

	2001	2000

Furniture, fixtures and equipment	$2,896,202	$2,225,969

Leasehold improvements	502,611	480,970

	3,398,813	2,706,939

Less: accumulated depreciation	(1,434,417)	(947,993)

	$1,964,396	$1,758,946

Intangible Assets

         Intangible assets resulting from acquisitions of products and businesses principally consist of the excess of the fair value attributed to the related developed products and are being amortized on a straight-line basis over a 10- to 25-year period. The Company assesses the recoverability of intangible assets resulting from these acquisitions based upon expected future undiscounted cash flows on a product-line basis along with other relevant information.

Other Current Liabilities

         Other current liabilities are as follows:

	June 30,

	2001	2000

Accrued incentives	$4,132,927	$3,066,000

Other accrued expenses	7,323,759	3,365,617

	$11,456,686	$6,431,617

Revenue Recognition

         The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable.

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

Advertising

         The Company expenses advertising as incurred. Advertising expenses for the fiscal years ended June 30, 2001 (“fiscal 2001”), June 30, 2000 (“fiscal 2000”) and June 30, 1999 (“fiscal 1999”) were approximately $15,016,000, $11,521,000 and $11,922,000, respectively.

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

Shipping Costs

         Substantially all costs of shipping products to customers are included in selling, general and administrative expense.

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

Earnings Per Share

         Basic and diluted earnings per common share are calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”).

Statements of Cash Flows

         Non-cash investing and financing activities were as follows:

	JUNE 30,

	2001	2000	1999

Note receivable from the sale of assets	$—	$—	$39,100,000

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

Segment Information

         The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No.131”). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information to be presented in interim financial reports issued to shareholders. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers (see Note 12). The adoption of SFAS No. 131 did not affect the Company’s consolidated financial position, results of operations or financial statement disclosures as the Company operates only one business segment.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, (“SFAS No. 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment to FASB Statement No. 133.” This statement amended certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 in the first quarter of fiscal 2001 with no effect to the Company’s financial position or results of operations.

         In December 1999, the Securities and Exchange Commission (SEC) issued SAB 101. SAB 101 provides guidance related to revenue recognition based upon interpretations and practices followed by the SEC. For the Company, SAB 101 was effective the quarter ended June 30, 2001. The adoption of SAB 101 did not have an impact on the financial position or results of operations of the Company.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS No. 141 and SFAS No. 142. The Company is required to adopt SFAS No. 141 for business combinations commencing after July 1, 2001, and is required to adopt SFAS No. 142 on July 1, 2002. The Company is evaluating the provisions of SFAS No. 142 and the interpretations being developed to determine whether the Company will implement SFAS No. 142 as of July 1, 2001, which is permitted under the standard. The Company has not yet determined the potential impact of the standard and whether the Company will adopt the provision early.

NOTE 3. STRATEGIC COLLABORATIONS

         On May 10, 2001, Abbott Laboratories, Inc. (“Abbott”) and Medicis entered into an exclusive agreement for Medicis to promote OMNICEF® (cefdinir) capsules. OMNICEF®, a cephalosporin antibiotic, is for the treatment of uncomplicated skin and skin structure infections. Medicis will promote OMNICEF® in the U.S. market to dermatologists and podiatrists and will receive revenue from prescriptions generated in these categories. Abbott will continue to promote OMNICEF® to primary care physicians and pediatricians.

         On August 15, 2000, Medicis entered into a multi-year development, commercialization and license agreement covering Corixa Corporation’s (“Corixa”) novel psoriasis immunotherapeutic product, PVAC™. Under terms of the agreement, Medicis made a non-refundable payment to Corixa of $17.0 million at closing, with additional potential development milestone payments of $35 million, and potential commercialization and cumulative net sales threshold milestone payments of $55 million. Additionally, upon regulatory approval and commercial sale of the product, Medicis will purchase inventory from Corixa and pay royalties on net sales of the product. Medicis also recorded $788,000 in research and development expenses related to this development, commercialization and license agreement. Medicis will continue to seek opportunities such as the Corixa collaboration to enhance its research and development pipeline. The Company records expenses for up-front, non-refundable research and development payments in the period they are paid, given that there is no recourse provision against the collaboration partner for failing to continue to move the product toward commercialization. The timing of these payments will vary depending upon collaboration opportunities available to Medicis. Due to the uncertainty of when these opportunities may be available, Medicis cannot determine in which quarter these future payments may be made.

NOTE 4. PRODUCT LINE AND BUSINESS ACQUISITIONS AND DIVESTITURES

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

         On June 29, 1999, the Company sold the OTC products ZOSTRIX®, EXOREX™ and THERAPLEX® and the prescription product ZONALON® to Bioglan Pharma, plc (“Bioglan”). Bioglan paid cash of $900,000 and issued a note receivable for $39.1 million, which was collected in July 1999. Under terms of the agreement, the Company purchased IMX Pharmaceutical, Inc.’s 49.0% interest in the EXOREX™ joint venture for $3.6 million. On June 25, 1998, the Company paid $4.0 million for its 51.0% interest in the EXOREX™ joint venture.

         On April 19, 1999, the Company acquired 100% of the common stock of Ucyclyd Pharma, Inc. (“Ucyclyd”), a privately held pharmaceutical company based in Baltimore, Maryland, for net cash of approximately $14.3 million. Ucyclyd’s primary product, the orphan drug BUPHENYL®, is indicated in the treatment of Urea Cycle Disorder. Under terms of the agreement, the Company paid $15.1 million at the close of the transaction, paid an additional $5.7 million in contingent payments in April 2000, and may be required to pay an additional $2.7 million upon regulatory approval of a product line extension. The business acquired was not significant under Securities and Exchange Commission rules.

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

         On November 29, 1998, the Company agreed to license, with an option to purchase, the LOPROX®, TOPICORT® and A/T/S® products from Aventis Pharma (“Aventis”) as successor-in-interest to Hoechst Marion Roussel (“HMR”). The Company, using cash reserves, paid $22.0 million at the close of the transaction, made one payment of $22.0 million in November 1999 and another payment of $22.0 million in November 2000. The Company has the option to purchase the products for $16.5 million in November 2001. The purchase price is recorded at its discounted value as a short-term obligation and the discount is being recorded as interest expense over the related period. For accounting purposes, the Company recorded the transaction as an acquisition. In conjunction with this acquisition, the Company recorded a charge to operations of $9.5 million, based upon an independent valuation, relating to acquired in-process research and development for projects that are in various stages of development, have not reached technological feasibility, and have no known alternative future uses.

         The efforts required to develop the acquired in-process research and development into commercially viable products include completion of the development stages of the commercially viable products, clinical-trial testing, FDA approval and commercialization. Due to the nature of the pharmaceutical development process, the Company anticipates incurring additional costs to develop these products. However, there is no certainty that any of these development efforts will result in commercially viable products. During fiscal 2001, the Company incurred development costs of approximately $1.6 million related to the acquired in-process research and development, and should all of the remaining projects continue to move toward commercialization, the Company estimates that future expenditures could approximate $7.0 million over the next few years.

NOTE 5. SHORT-TERM INVESTMENTS

         The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.

         The following is a summary of available-for-sale securities:

	June 30, 2001

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$22,579,882	$160,837	$1,150	$22,739,569

Other debt securities	157,206,517	970,415	17,082	158,159,850

Total securities	$179,786,399	$1,131,252	$18,232	$180,899,419

	June 30, 2000

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$32,807,598	$962,892	$157,011	$33,613,479

Other debt securities	99,886,342	45,621	78,833	99,853,130

Total securities	$132,693,940	$1,008,513	$235,844	$133,466,609

         During the years ended June 30, 2001 and 2000, the gross realized gains on sales of available-for-sale securities totaled $1,455,758 and $587,011, respectively, and the gross realized losses totaled $131,200 and $103,973, respectively. The net adjustment to unrealized gains during fiscal 2001 and fiscal 2000 on available-for-sale securities included in stockholders’ equity totaled $261,331 and $790,228, respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2001, by maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	JUNE 30, 2001

		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$134,109,532	$134,844,158

Due after one year through two years	44,100,722	44,470,139

Due after two years	1,576,145	1,585,122

	$179,786,399	$180,899,419

NOTE 6. DEBT

         The Company has a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A., formally known as Norwest Bank Arizona, N.A. The facility may be drawn upon by the Company, at its discretion, and is collateralized by principal assets of the Company. The outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2002. The agreement requires the Company to comply with certain covenants, including covenants relating to the Company’s financial condition and results of operation. The Company has not drawn on this credit facility.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Occupancy Arrangements

         The Company presently occupies approximately 49,000 square feet of office space, at an average annual expense of $1,346,000, under a lease agreement that expires in February 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $1,430,000, $1,024,500 and $564,000 in fiscal 2001, 2000 and 1999, respectively. The Company relocated to its present office space in Scottsdale, Arizona, in February 2000. At June 30, 2001, approximate future lease payments under the operating lease are as follows:

Year Ending June 30,

2002	$1,253,700

2003	1,285,100

2004	1,328,900

2005	1,362,400

2006	1,409,200

Thereafter	5,049,600

$11,688,900

         Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2002.

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

         The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. In addition, the Company has granted options to purchase shares of Class A Common Stock that are included in the stock option plan described in Note 10. These options vest annually over the commitment periods. At June 30, 2001, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.

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

NOTE 8. INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	JUNE 30,

	2001		2000

	Current	Long-term	Current	Long-term

Deferred tax assets (liabilities):

Net operating loss carry forwards	$—	$95,000	$—	$256,000

Reserves and liabilities	5,161,000		3,642,000	—

Unrealized losses on securities	(356,000)	—	(276,000)	—

	4,805,000	95,000	3,366,000	256,000

Excess of net book value over tax basis of intangible assets	—	(4,927,000)	—	(4,256,000)

Deferred tax assets (liabilities)	$4,805,000	$(4,832,000)	$3,366,000	$(4,000,000)

         During fiscal 2001, the Company recorded $80,000 of deferred taxes relating to unrealized gains on available-for-sale securities presented in other comprehensive income in stockholders’ equity. During fiscal 2000, the Company recorded $448,000 of deferred taxes relating to unrealized gains on available-for-sale securities.

         At June 30, 2001, the Company had net operating loss carry forwards for federal income tax purposes of approximately $250,000. All of the net operating loss carry forwards are attributable to Genderm Corporation, which the Company acquired through a taxable stock acquisition during fiscal 1998. The annual utilization of the net operating loss carryforward is limited for tax purposes under both the separate return limitation year rules and Internal Revenue Code sections 382 and 383.

         During fiscal 2001, 2000 and 1999, the Company made tax payments of $8,233,000, $14,180,000 and $19,837,000 respectively.

         Components of the provision for income taxes are as follows:

	JUNE 30,

	2001	2000	1999

Current

Federal	$18,503,000	$19,849,000	$30,561,000

State	986,000	1,564,000	3,415,000

Foreign	23,000	27,000	19,000

	19,512,000	21,440,000	33,995,000

Deferred Federal	(482,000)	2,768,000	(9,048,000)

State	(125,000)	180,000	(744,000)

	(607,000)	2,948,000	(9,792,000)

Total	$18,905,000	$24,388,000	$24,203,000

         Income tax expense for the three years ended June 30, 2001, 2000 and 1999 differs from the amount computed, applying the federal statutory rates as follows:

	JUNE 30,

	2001	2000	1999

Statutory federal income tax rate	35.0%	35.0%	35.0%

State tax rate, net of federal benefit	0.9	1.7	2.5

Tax-exempt interest	(3.5)	(2.3)	(2.0)

Other	(0.5)	1.8	1.4

	31.9%	36.2%	36.9%

NOTE 9. STOCK TRANSACTIONS

         Class A Common Stock has one vote per share, and Class B Common Stock has 10 votes per share. Each share of Class B Common Stock may be converted into one share of Class A Common Stock at the option of the holder or, in some circumstances, may automatically be converted upon a vote of the Board of Directors and the majority of the Class B Common Stock shareholders.

         In March 2001, the Company purchased approximately 300,000 shares of common stock at an average price of $33.13 in the open market under a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This stock repurchase program provides for the repurchase of up to $75 million of Class A Common Stock at such times as management may determine.

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

NOTE 10. STOCK OPTION PLANS

         The Company has three active Stock Option Plans (the 1998, 1996 and 1995 Plans or, collectively, the “Plans”). As of June 30, 2001, the 1998, 1996 and 1995 Plans had the following options outstanding: 2,986,900; 1,711,210; and 169,515, respectively. The Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years. Options are granted at the fair market value on the grant date. Options outstanding at June 30, 2001, vary in price from $2.32 to $70.75, with a weighted average of $36.07 outlined in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.32 - $12.11	149,358	4.99	$11.41	67,467	$10.56

$15.39 - $22.00	1,419,544	7.98	$21.91	190,249	$21.39

$22.22 - $28.50	897,941	7.21	$24.51	281,118	$25.28

$28.59 - $55.05	579,632	6.92	$33.39	208,477	$31.82

$55.25 - $55.25	1,697,325	9.07	$55.25	0	$0.00

$56.25 - $70.75	123,825	9.27	$61.58	3,500	$57.10

         A summary of stock options granted within the Plans and related information for the years ended June 30, 2001, 2000 and 1999 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price

Balance at June 30, 1998	1,264,499	1,289,533	2,554,032	$15.70

Granted	718,023	703,103	1,421,126	$25.47

Exercised	(296,708)	(222,224)	(518,932)	$7.36

Terminated/expired	(191,854)	(15,525)	(207,379)	$25.63

Balance at June 30, 1999	1,493,960	1,754,887	3,248,847	$20.76

Granted	906,337	1,084,163	1,990,500	$23.31

Exercised	(366,789)	(461,152)	(827,941)	$12.27

Terminated/expired	(157,839)	(48,842)	(206,681)	$24.75

Balance at June 30, 2000	1,875,669	2,329,056	4,204,725	$23.45

Granted	539,057	1,389,668	1,928,725	$55.57

Exercised	(350,757)	(700,253)	(1,051,010)	$21.38

Terminated/expired	(167,270)	(47,545)	(214,815)	$36.22

Balance at June 30, 2001	1,896,699	2,970,926	4,867,625	$36.07

         Options exercisable under the Plans at June 30, 2001 were 750,811 with an average exercisable price of $24.94. During fiscal 2000 and 1999, 1,875 and 7,500 non-qualified stock options not subject to the Plans were exercised at a price of $6.47.

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

	2001	2000	1999

Net income – as reported	$40,419,685	$42,994,182	$41,437,226

Net income – pro forma	$26,840,839	$35,641,156	$36,930,216

Diluted earnings

Per common share as reported	$1.28	$1.41	$1.41

Per common share pro forma	$0.85	$1.17	$1.25

         The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 was $16.62, $11.95 and $12.03, respectively.

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

         The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999

Expected dividend yield	0.0%	0.0%	0.0%

Expected stock price volatility	0.5	0.5	0.5

Risk-free interest rate	5.0%	5.5%	5.5%

Expected life options	5 Years	5 Years	5 Years

NOTE 11. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

	June 30,

	2001	2000	1999

Numerator

Net income	$40,419,685	$42,994,182	$41,437,226

Denominator for basic net income per common share	30,133,514	29,028,896	28,413,608

Effect of dilutive securities:

Stock options	1,560,188	1,469,880	1,048,703

Denominator for diluted net income per common share	31,693,702	30,498,776	29,462,311

Basic net income per common share	$1.34	$1.48	$1.46

Diluted net income per common share	$1.28	$1.41	$1.41

         The earnings per share computation for 2001 excludes 108,457 shares of stock because their effect would have been anti-dilutive.

NOTE 12. SIGNIFICANT CUSTOMERS

         For fiscal 2001, three customers accounted for approximately 22.2%, 18.0% and 10.3% of net revenues. For fiscal 2000, four customers accounted for approximately 21.0%, 18.1%, 11.3% and 10.2% of net revenues. For fiscal 1999, two customers accounted for approximately 18.0% and 14.1% of net revenues.

NOTE 13. FINANCIAL INSTRUMENTS – CONCENTRATIONS OF CREDIT RISK

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

         At June 30, 2001 and 2000, three customers comprised approximately 54.5% and 57.8%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk existed at June 30, 2001.

NOTE 14. DEFINED CONTRIBUTION PLAN

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

NOTE 15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The table below lists the quarterly financial information for fiscal 2001 and 2000. All figures are in thousands, except per share data, and certain amounts do not total the annual amounts due to rounding.

	YEAR ENDED JUNE 30, 2001
	(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 2000	DECEMBER 31, 2000	MARCH 31, 2001	JUNE 30, 2001

Net revenues	$40,254	$41,367	$42,346	$43,834

Gross profit	32,775	33,575	34,876	35,879

Net income	517	12,737	13,302	13,864

Basic net income per common share	$0.02	$0.42	$0.44	$0.46

Diluted net income per common share	$0.02	$0.40	$0.42	$0.44

	YEAR ENDED JUNE 30, 2000
	(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 1999	DECEMBER 31, 1999	MARCH 31, 2000	JUNE 30, 2000

Net revenues	$31,644	$33,379	$35,049	$39,027

Gross profit	25,858	26,940	28,726	31,664

Net income	9,640	10,481	11,063	11,810

Basic net income per common share	$0.34	$0.36	$0.38	$0.40

Diluted net income per common share	$0.33	$0.35	$0.36	$0.38

         Gross profit does not include amortization of the related intangibles.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	beginning of	costs and	Charged to		Balance at end
Description	year	expenses	other accounts	Deductions	of year

Year Ended June 30, 2001 Deducted from Asset Accounts:

Accounts Receivable:

Allowances	$4,190,000	$860,000	$—	$—	$5,050,000

Year Ended June 30, 2000 Deducted from Asset Accounts:

Accounts Receivable:

Allowances	3,815,000	375,000	—	—	4,190,000

Year Ended June 30, 1999 Deducted from Asset Accounts:

Accounts Receivable:

Allowances	2,826,000	989,000	—	—	3,815,000

S-1

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.72(e)	Fourth amendment to Credit and Security Agreement, dated November 22, 2000 by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors