Form 10-Q
period 2001-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2001-11-14
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2001

OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2001

Class A Common Stock $.014 Par Value Class B Common Stock $.014 Par Value	29,872,437 422,962

MEDICIS PHARMACEUTICAL CORPORATION

			Page

PART I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001	3

		Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2001 and 2000	5

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2000	6

		Notes to the Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II.	OTHER INFORMATION

	Item 6	Exhibits and Reports on Form 8-K	19

SIGNATURES			19

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	June 30, 2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$159,789,211	$153,257,738

Short-term investments	189,798,962	180,899,419

Accounts receivable, net	37,795,701	36,525,525

Inventories, net	9,055,052	8,750,474

Deferred tax assets	6,487,749	4,805,270

Other current assets	14,688,134	14,640,434

Total current assets	417,614,809	398,878,860

Property and equipment, net	1,948,843	1,964,396

Intangible assets:

Intangible assets related to product line and business acquisitions	160,280,410	160,274,323

Other intangible assets	11,246,497	10,875,675

Less: accumulated amortization	25,586,417	23,873,544

Net intangible assets	145,940,490	147,276,454

Other non-current assets	67,907	576,408

	$565,572,049	$548,696,118

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	June 30, 2001

	(unaudited)
Liabilities

Current liabilities:

Accounts payable	$11,122,728	$12,531,256

Short-term contract obligation	16,385,010	16,160,010

Income taxes payable	8,546,072	262,620

Other current liabilities	9,872,946	11,456,686

Total current liabilities	45,926,756	40,410,572

Long-term liabilities:

Deferred tax liability	5,104,154	4,831,924

Stockholders’ Equity

Preferred Stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 30,166,251 and 30,120,095 at September 30, 2001 and at June 30, 2001, respectively	422,329	421,681

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at September 30, 2001 and at June 30, 2001	5,921	5,921

Additional paid-in capital	409,550,418	407,442,306

Deferred compensation	(2,481,181)	—

Accumulated other comprehensive income	811,035	611,218

Accumulated earnings	118,679,934	104,898,951

Treasury stock, 401,600 and 299,600 shares at cost at September 30, 2001 and at June 30, 2001, respectively	(12,447,317)	(9,926,455)

Total stockholders’ equity	514,541,139	503,453,622

	$565,572,049	$548,696,118

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended

	September 30, 2001	September 30, 2000

Net revenues	$45,514,500	$40,254,424

Operating costs and expenses:

Cost of product revenue	7,640,906	7,479,791

Selling, general and administrative	16,275,186	15,164,447

Research and development	1,444,385	19,225,974

Depreciation and amortization	1,916,128	1,939,497

Operating costs and expenses	27,276,605	43,809,709

Operating income (loss)	18,237,895	(3,555,285)

Interest income	2,782,327	4,809,312

Interest expense	(234,428)	(451,899)

Income before taxes	20,785,794	802,128

Income tax expense	(7,004,812)	(284,756)

Net income	$13,780,982	$517,372

Basic net income per common share	$0.46	$0.02

Diluted net income per common share	$0.44	$0.02

Shares used in computing basic net income per common share	30,252,931	29,644,638

Shares used in computing diluted net income per common share	31,441,602	31,624,481

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	September 30, 2001	September 30, 2000

Operating Activities:

Net income	$13,780,982	$517,372

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,916,128	1,939,497

Gain on sale of available-for-sale investments	(42,966)	(496,051)

Stock-based compensation	96,669	—

Deferred income tax benefit	(1,410,249)	(6,993,713)

Provision for doubtful accounts and returns	830,000	200,000

Accretion of premium on investments	276,977	110,500

Accretion of discount on contract obligation	225,000	446,407

Changes in operating assets and liabilities:

Accounts receivable	(2,100,176)	765,558

Inventories	(304,578)	813,045

Other current assets	(47,700)	6,123,854

Accounts payable	(1,408,527)	(1,715,869)

Income taxes payable	8,283,452	1,364,933

Tax benefit of option exercises	289,620	5,812,500

Other current liabilities	(1,583,741)	377,775

Net cash provided by operating activities	18,800,891	9,265,808

Investing Activities:

Purchase of property and equipment	(187,664)	(263,261)

Payments for purchase of product rights	(376,947)	(1,050,084)

Purchase of available-for-sale investments	(44,607,393)	(47,548,499)

Sale of available-for-sale investments	6,810,858	5,705,782

Maturity of available-for-sale investments	29,430,000	30,625,000

Change in other assets	8,501	11,317

Net cash used in investing activities	(8,922,645)	(12,519,745)

Financing Activities:

Purchase of treasury stock	(4,343,012)	—
Proceeds from the exercise of options	1,063,440	10,402,858

Net cash (used in) provided by financing activities	(3,279,572)	10,402,858

Effect of foreign currency exchange rate on cash and cash equivalents	(67,201)	(28,813)

Net increase in cash and cash equivalents	6,531,473	7,120,108

Cash and cash equivalents at beginning of period	153,257,738	152,270,780

Cash and cash equivalents at end of period	$159,789,211	$159,390,888

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or “the Company”) is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. Medicis offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from research and development efforts; (3) acquiring complementary strategic products, technologies and businesses; and (4) collaborating with other companies.

The accompanying interim consolidated condensed financial statements of Medicis have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (“fiscal 2001”). The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Certain immaterial amounts on the face of the balance sheet have been reclassified to conform with the current presentation.

2.	CHANGE IN ESTIMATES

During the three months ended September 30, 2001 (“the first quarter of fiscal 2002”), the Company changed the estimated useful life for certain intangible assets from 20 — 25 years to 40 years. These changes in estimate are based on management’s belief that the products related to these intangible assets have longer useful lives than originally estimated. There is no cumulative effect of this change. The effect of this change on net income for the quarter ended September 30, 2001 was to increase net income by approximately $239,000 or $0.01 per common share.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS No. 141 and SFAS No. 142. The Company is required to adopt SFAS No. 141 for business combinations commencing after July 1, 2001 and is required to adopt SFAS No. 142 on July 1, 2002.

4.	RESEARCH AND DEVELOPMENT COSTS

All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company periodically makes up front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval or regulatory approval is not necessary for sale are capitalized and amortized over the expected revenue-producing period.

5.	COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the first quarter of fiscal 2002 was $14.0 million. Total comprehensive income for the three months ended September 30, 2000 (“the first quarter of fiscal 2001”) was $465,000.

6.	STOCK REPURCHASE PLAN

In September 2001, Medicis purchased 102,000 shares of common stock in the open market at an average price of $42.58 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This program provides for the repurchase of up to $75 million of Class A Common Stock at such times as management may determine.

7.	DEFERRED COMPENSATION

In July 2001, Medicis granted 55,000 restricted shares of Class A Common Stock to certain employees. The Company recorded deferred compensation of $2,577,850, representing the market price of the shares on the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and amortized ratably over the service period of the employees receiving the grants.

Amortization of deferred compensation was approximately $97,000 for the quarter ended September 30, 2001 and has been included in selling, general and administrative expense in the Company’s results of operations. The Company expects to record compensation expense related to deferred compensation of approximately $129,000 per quarter through September 30, 2006. Expense with respect to the grant could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award. The vesting period for the restricted shares begins after the third anniversary of the date of grant.

8.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	September 30,

	2001	2000

	(in thousands, except per share data)
Numerator:

Net income	$13,781	$517

Denominator for basic earnings per common share	30,253	29,645

Effect of dilutive securities:

Stock options	1,189	1,979

Denominator for diluted earnings per common share	31,442	31,624

Basic net income per common share	$0.46	$0.02

Diluted net income per common share	$0.44	$0.02

The earnings per common share computation for the first quarter of fiscal 2002 excludes 2,854,100 shares of stock because their effect would have been antidilutive.

9.	CONTINGENCIES

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

10.	INVENTORIES

The Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventories consist of salable product held at the Company’s warehouses, as well as the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method. Inventories, net of reserves, at September 30, 2001 and June 30, 2001, are as follows:

	September 30, 2001	June 30, 2001

Raw materials	$2,873,431	$3,066,582

Finished goods	6,181,621	5,683,892

Total inventories, net	$9,055,052	$8,750,474

11.	INCOME TAXES

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

At September 30, 2001, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $290,000 increase to equity with a corresponding $290,000 reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

12.	SUBSEQUENT EVENT

On October 1, 2001, Medicis and Ascent Pediatrics, Inc. (“Ascent”) announced that they had entered into a definitive merger agreement under which Medicis is to acquire Ascent, a specialty pharmaceutical company focused on the marketing of prescription products to U.S. based pediatricians. The Ascent Board of Directors has unanimously recommended the transaction to its stockholders. The closing of the transaction is contingent upon approval by Ascent stockholders and customary closing conditions.

Under the terms of the agreement, Medicis will pay approximately $60 million, less certain retention payments and transaction fees and expenses, upon the closing of the transaction for the outstanding capital stock and retirement of indebtedness of Ascent and has agreed to pay to the holders of Ascent’s common equity up to an additional $10 million per year for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products (as defined under the agreement.)

Ascent’s portfolio of specialty pharmaceutical pediatric products currently includes ORAPRED® (prednisolone sodium phosphate), an oral liquid steroid for children with asthma and other respiratory inflammatory conditions; PRIMSOL® (trimethoprim HCl), an antibiotic oral solution for children with acute otitis media, or middle ear infections; and PEDIAMIST®, an over-the-counter saline nasal mist, as well as certain projects that are under development. Sales of ORAPRED® comprise the majority of the Ascent product sales. Ascent currently supports these products with a dedicated pediatric sales force, numbering approximately 70 representatives and sales management.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 Form 10-K”).

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

In Item 1 of the 2001 Form 10-K, as well as in press releases, live webcasts and this Form 10-Q, the Company discusses in more detail various factors that could cause actual results to vary from expectations. Investors should understand that it is not possible to predict or identify all such factors and should not consider such factors to be a complete statement of all potential risks and uncertainties that may affect the Company’s business.

Overview

Medicis is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for major segments within dermatology, including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, excema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from research and development efforts; (3) acquiring complementary stragetic products, businesses and technologies; and (4) collaborating with other companies.

The Company’s primary products include the prescription brands DYNACIN® (minocycline HCl), LOPROX® (ciclopirox), LUSTRA®, LUSTRA-AF™ and ALUSTRA™ (hydroquinone), PLEXION™ and PLEXION TS™ (sodium sulfacetamide/sulfur), TRIAZ® (benzoyl peroxide), OVIDE® (malathion) and BUPHENYL® (sodium phenylbutyrate), a prescription product indicated in the treatment of Urea Cycle Disorder, and the OTC brand ESOTERICA®.

Medicis derives a majority of its revenue from sales of its DYNACIN®, LOPROX®, LUSTRA®, LUSTRA-AF™, ALUSTRA™, PLEXION™, PLEXION TS™, TRIAZ®, OVIDE® and BUPHENYL® products (the Key Products”). The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting sales related to the Key Products, individually or collectively, could have a material adverse effect on the Company’s business, financial condition and results of operations. In December 2000, a generic version of the Company’s DYNACIN® 75 mg. product was approved by the United States Food and Drug Administration (“FDA”). Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. Sales related to the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; regulatory action by the FDA; changes in the prescribing practices of dermatologists; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents and other rights; or other factors.

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

Medicis recognizes revenues from sales upon shipment to its customers in accordance with Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”. At the time of sale, the Company records reserves for possible returns based upon estimates using historical experience. Sales are reported net of actual and estimated product returns and net of pricing adjustments and/or discounts. The Company applies royalty obligations to the cost of sales in the period the corresponding sales are recognized.

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

The Company plans to spend substantial amounts of capital to continue the acquisition of and the research and development of pharmaceutical products. Actual expenditures will depend upon the Company’s financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenues will fluctuate from period to period. The Company periodically makes up front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue producing period. The Company can give no assurance that the research and development projects or payments will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval and market authorization may be necessary.

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

The success of the Company’s growth efforts is subject to a number of risks and uncertainties, which include but are not limited to: dependence on sales of the Key Products; integration of new product or business acquisitions; possible delays or failure by Corixa Corporation (“Corixa”) or the Company to develop and/or commercialize any technology covered by the new collaborative agreement between the parties, possible risks related to adverse clinical results as products including any of such technology move into clinical trials, the impact of alternative technological advances and competition on the collaborative relationship between the parties, and inherent risks in early stage development of such technology; reliance upon third-party manufacturers to produce Key Products; the ability to effectively manage a changing business; uncertainties related to pharmaceutical pricing and reimbursement; regulatory action by the FDA; and the uncertainty of competitive forces within the pharmaceutical industry that affects both the market for the Company’s product, and the availability of product lines or businesses for acquisition that meet the Company’s acquisition or licensing criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

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

Results of Operations

The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended
	September 30,

	2001	2000*	1999

Net revenue	100.0%	100.0%	100.0%

Gross profit	83.2	81.4	81.7

Operating expenses	43.1	46.0	41.8

Operating income	40.1	35.4	39.9

Interest income, net	5.6	10.8	8.4

Income tax expense	(15.4)	(16.4)	(17.8)

Net income	30.3%	29.8%	30.5%

*	Absent tax-effected research and development expense of $17.8 million related to collaboration with Corixa Corporation

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Net Revenues

Net revenues for the three months ended September 30, 2001 (the “first quarter of fiscal 2002”) increased 13.1%, or $5.2 million, to $45.5 million from $40.3 million for the three months ended September 30, 2000 (the “first quarter of fiscal 2001”). The Company’s net revenues increased in the first quarter of fiscal 2002 primarily due to the growth of several of the Company’s core prescription brands, including LOPROX®, DYNACIN®, PLEXION™, LUSTRA®, BUPHENYL®, OVIDE® and OMNICEF® product lines. The first quarter of fiscal 2001 did not include sales of PLEXION TS™, OMNICEF® or ALUSTRA®.

Gross Profit

Gross profit during the first quarter of fiscal 2002 increased 15.6%, or $5.1 million, to $37.9 million from $32.8 million in the first quarter of fiscal 2001. As a percentage of net revenues, gross profit increased to 83.2% in the first quarter of fiscal 2002 from 81.4% in the first quarter of fiscal 2001. The increase was primarily due to sales of the Company’s PLEXION™, PLEXION TS™, LOPROX® and BUPHENYL® products, which enjoy higher gross profit percentages than the Company’s other products. Amortization of the related intangible assets is not included in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of fiscal 2002 increased 7.3%, or $1.2 million, to $16.3 million from $15.1 million in the first quarter of fiscal 2001. This increase was primarily attributable to an increase in personnel costs, which increased due to the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and salary escalations for existing employees. As a percentage of net revenues, selling, general, and administrative expense decreased 1.9 percentage points.

Research and Development Expenses

Research and development expenses in the first quarter of fiscal 2002 decreased $17.8 million, to $1.4 million from $19.2 million in the first quarter of fiscal 2001. This decrease was primarily due to payments made in the first quarter of fiscal 2001 of $17.0 million to Corixa for a development, commercialization and license agreement for a novel psoriasis immunotherapeutic product and $788,000 of research and development expenses related to this agreement. Absent these charges, research and development expenses remained consistent at $1.4 million in the first quarter of fiscal 2002 and the first quarter of fiscal 2001, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in the first quarter of fiscal 2002 remained consistent with the first quarter of fiscal 2001 at $1.9 million. Included in amortization expense in the first quarter of fiscal 2002 is the amortization of the intangible assets related to the OMNICEF® licensing agreement that the Company entered into with Abbott Laboratories, Inc. in May 2001. In addition, during the first quarter of fiscal 2002, the Company changed the estimated useful life for certain intangible assets from 20-25 years to 40 years. These changes in estimate are based on management’s belief that the products related to the intangible assets have longer useful lives than originally estimated. There is no cumulative effect of this change. The effect of this change on amortization expense for the first quarter 2002 was to decrease expense by approximately $360,000.

Operating Income

Operating income during the first quarter of fiscal 2002 increased $21.8 million, from an operating loss of $3.6 million in the first quarter of fiscal 2001 to operating income of $18.2 million, primarily due to absence of the research and development expense of $17.8 million related to the Corixa collaboration that was incurred in the first quarter of fiscal 2001. Absent this charge, operating income increased $4.0 million, to $18.2 million in the first quarter of fiscal 2002 from $14.2 million in the first quarter of fiscal 2001, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

Interest income in the first quarter of fiscal 2002 decreased 42.1%, or $2.0 million, to $2.8 million from $4.8 million in the first quarter of fiscal 2001, primarily due to a decrease in interest rates and a change in the Company’s investment mix to non-taxable securities, offset by an increase in cash, cash equivalents and short-term investment balances. The increased balances are primarily the result of the Company’s cash flows from operations.

Interest Expense

Interest expense in the first quarter of fiscal 2002 decreased $217,000 to $234,000 from $452,000 in the first quarter of fiscal 2001, primarily due to a decrease in the imputed interest related to the contract obligation recorded in connection with the acquisition of LOPROX®, TOPICORT® and A/T/S®.

Income Tax Expense

Income tax expense during the first quarter of fiscal 2002 increased $6.7 million, to $7.0 million, from $0.3 million in the first quarter of fiscal 2001. The provision for income taxes recorded for the first quarter of fiscal 2002 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year. The Company estimates the effective tax rate for fiscal 2002 to be between 33% and 35%. The increase in income tax expense in the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001, is primarily due to an increase in pre-tax income. The increase in pre-tax income is primarily related to the $17.8 million charge to expenses in fiscal 2001 as a result of the Corixa collaboration. The decrease in the effective tax rate in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 is primarily attributable to the implementation of tax-saving strategies.

Net Income

Net income during the first quarter of fiscal 2002 increased $13.3 million, to $13.8 million from $0.5 million in the first quarter of fiscal 2001. The increase is primarily a result of the absence of the $17.8 million research and development expense related to the Corixa collaboration that was incurred in the first quarter of fiscal 2001. Absent this tax-effected charge, net income increased 14.9%, or $1.8 million, to $13.8 million from $12.0 million in the first quarter of fiscal 2001. The increase is primarily attributable to an increase in sales volume, offset by a decrease in interest income and an increase in operating expenses.

Liquidity and Capital Resources

Net cash provided by operating activities for the first quarter of fiscal 2002 increased $9.5 million, to $18.8 million, from $9.3 million in the first quarter of fiscal 2001. The increase was primarily attributable to the absence of the research and development expense related to the Corixa collaboration, which reduced net income in the first quarter of fiscal 2001.

Net cash used in investing activities for the first quarter of fiscal 2002 decreased $3.6 million, to $8.9 million, from $12.5 million in the first quarter of fiscal 2001. The change was primarily due to fluctuations of the available-for-sale investments.

Net cash used in financing activities for the first quarter of fiscal 2002 increased $13.7 million, to $3.3 million, from net cash provided by investing activities of $10.4 million in the first quarter of fiscal 2001. The change is primarily attributable to the purchase of treasury stock as well as a decrease in proceeds received on the exercise of options under the Company’s stock option plans.

In accordance with various manufacturing agreements, the Company is required to provide manufacturers with pro forma estimated production requirements by product and in accordance with minimum production runs. From time to time, the Company may not take possession of all merchandise, which has been produced by the manufacturer. However, the Company records its obligation to the manufacturer at the time finished inventory is produced.

Inflation did not have a significant impact on the results of the Company during the first quarter of fiscal 2002.

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

MEDICIS PHARMACEUTICAL CORPORATION

Date: November 14, 2001	By:/s/ Jonah Shacknai

Jonah Shacknai Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2001	By:/s/ Mark A. Prygocki, Sr.

Mark A. Prygocki, Sr. Executive Vice President Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)