Form 10-Q
period 2001-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2002-02-14
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-18443

MEDICIS PHARMACEUTICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	52-1574808

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

8125 North Hayden Road Scottsdale, Arizona 85258-2463

(Address of principal executive offices)

(602)808-8800

(Registrant’s telephone number

including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2002

Class A Common Stock $.014 Par Value	30,180,130

Class B Common Stock $.014 Par Value	422,962

MEDICIS PHARMACEUTICAL CORPORATION

			Page

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements

		Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001	3

		Condensed Consolidated Statements of Income for the Three Months and Six Months Ended December 31, 2001 and 2000	5

		Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001 and 2000	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

PART II	OTHER INFORMATION

	Item 4	Submission of Matters to a Vote of Security Holders	21

	Item 6	Exhibits and Reports on Form 8-K	22

	SIGNATURES		22

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$90,620,345	$153,257,738

Short-term investments	208,956,007	180,899,419

Accounts receivable, net	42,321,696	36,841,292

Inventories, net	10,339,091	8,750,474

Deferred tax assets	8,316,747	4,805,270

Other current assets	15,107,037	14,324,667

Total current assets	375,660,923	398,878,860

Property and equipment, net	2,144,358	1,964,396

Intangible assets:

Intangible assets related to product line acquisitions and business combinations	165,074,405	159,986,318

Goodwill	30,443,231	288,005

Other intangible assets	11,196,498	10,875,675

Less: accumulated amortization	27,371,929	23,873,544

Net intangible assets	179,342,205	147,276,454

Deferred tax assets	18,236,086	—

Other non-current assets	59,420	576,408

	$575,442,992	$548,696,118

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2001

	(unaudited)
Liabilities

Current liabilities:

Accounts payable	$17,714,686	$12,531,256

Short-term contract obligation	—	16,160,010

Other current liabilities	19,860,024	11,719,306

Total current liabilities	37,574,710	40,410,572

Long-term liabilities:

Deferred tax liability	—	4,831,924

Stockholders’ Equity

Preferred Stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 30,574,330 and 30,120,095 at December 31, 2001 and at June 30, 2001, respectively	428,041	421,681

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 422,962 at December 31, 2001 and at June 30, 2001	5,921	5,921

Additional paid-in capital	424,331,461	407,442,306

Accumulated other comprehensive income	591,455	611,218

Deferred compensation	(2,352,181)	—

Accumulated earnings	127,310,902	104,898,951

Treasury stock, 401,600 and 299,600 shares at cost at December 31, 2001 and at June 30, 2001, respectively	(12,447,317)	(9,926,455)

Total stockholders’ equity	537,868,282	503,453,622

	$575,442,992	$548,696,118

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenues	$53,041,674	$41,366,556	$98,556,173	$81,620,980

Operating costs and expenses:

Cost of product revenue	9,026,648	7,791,324	16,667,554	15,271,115

Selling, general and administrative	19,668,898	14,330,729	35,944,082	29,495,176

Research and development	1,841,114	1,441,172	3,285,499	20,667,146

In-process research and development	6,217,000	—	6,217,000	—

Depreciation and amortization	2,007,771	2,054,151	3,923,899	3,993,648

Operating costs and expenses	38,761,431	25,617,376	66,038,034	69,427,085

Operating income	14,280,243	15,749,180	32,518,139	12,193,895

Interest income	2,466,838	4,350,881	5,249,165	9,160,193

Interest expense	(121,055)	(353,007)	(355,483)	(804,906)

Income before taxes	16,626,026	19,747,054	37,411,821	20,549,182

Income tax expense	(7,995,059)	(7,010,204)	(14,999,872)	(7,294,960)

Net income	$8,630,967	$12,736,850	$22,411,949	$13,254,222

Basic net income per common share	$0.28	$0.42	$0.74	$0.44

Diluted net income per common share	$0.27	$0.40	$0.71	$0.42

Shares used in computing basic net income per common share	30,373,535	30,273,635	30,314,092	29,959,137

Shares used in computing diluted net income per common share	31,744,431	32,083,106	31,554,578	31,856,025

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended

	December 31, 2001	December 31, 2000

Cash Flow From Operating Activities:

Net income	$22,411,949	$13,254,222

Adjustments to reconcile net income to net cash provided by operating activities:

In-process research and development	6,217,000	—

Depreciation and amortization	3,923,899	3,993,648

Gain on sale of available-for-sale investments	(452,260)	(1,151,698)

Stock-based compensation	225,669	—

Deferred income tax benefit	(2,031,675)	(8,284,735)

Provision for doubtful accounts and returns	830,000	200,000

Accretion of premium (discounts) on investments	889,092	(77,215)

Accretion of discount on contract obligation	339,990	796,407

Other non-cash expenses	—	28,500

Changes in operating assets and liabilities:

Accounts receivable	(3,983,846)	407,310

Inventories	(629,882)	1,687,962

Other current assets	(260,844)	5,835,469

Accounts payable	4,729,818	(776,689)

Tax benefit of option exercises	5,432,620	9,375,000

Other current liabilities	943,205	154,428

Net cash provided by operating activities	38,584,735	25,442,609

Cash Flow From Investing Activities:

Purchase of property and equipment	(449,364)	(331,916)

Ascent merger, net of cash acquired	(62,315,651)	—

Payment for purchase of product rights	(16,825,101)	(24,679,503)

Purchase of available-for-sale investments	(109,538,852)	(92,027,847)

Sale of available-for-sale investments	32,845,990	16,895,715

Maturity of available-for-sale investments	48,811,000	63,720,000

Change in other assets	16,988	475,294

Net cash used in investing activities	(107,454,990)	(35,948,257)

Cash Flow From Financing Activities:

Purchase of treasury stock	(4,343,012)	—

Proceeds from the exercise of options	10,707,195	20,344,082

Net cash provided by financing activities	6,364,183	20,344,082

Effect of foreign currency exchange rate on cash and cash equivalents	(131,321)	(15,778)

Net (decrease) increase in cash and cash equivalents	(62,637,393)	9,822,656

Cash and cash equivalents at beginning of period	153,257,738	152,270,780

Cash and cash equivalents at end of period	$90,620,345	$162,093,436

See notes to condensed consolidated financial statements

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or “the Company”) is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological, pediatric and podiatric conditions. Medicis offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). In November 2001, the Company merged with Ascent Pediatrics, Inc. (“Ascent”) with Ascent surviving as a direct, wholly owned subsidiary of Medicis. Ascent markets leading pediatric products for the treatment of asthma and other respiratory inflammatory conditions; acute otitis media, or middle ear infections; and an OTC saline nasal mist.

Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from research and development efforts; (3) acquiring complementary strategic products, technologies and businesses; and (4) collaborating with other companies.

The accompanying interim consolidated condensed financial statements of Medicis have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (“fiscal 2001”). The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2001. Certain immaterial amounts on the face of the balance sheet have been reclassified to conform with the current presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 on July 1, 2001 and is required to adopt SFAS No. 142 on July 1, 2002.

3.	MERGER OF ASCENT PEDIATRICS, INC.

On November 15, 2001, Medicis completed its merger with Ascent, purchasing all of the outstanding capital stock and retiring the indebtedness of Ascent for consideration of approximately $60.0 million in cash plus up to an additional $10.0 million per year for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products. The fixed purchase price of $60.0 million was allocated among Ascent assets, including trademarks, core technology, in-process research and development and goodwill, based on an independent valuation analysis performed by a firm other than our independent auditors. The contingent portions of the purchase price will be added to goodwill when and if paid.

As the Company’s wholly owned pediatric subsidiary, Ascent focuses on the marketing and sale of prescription products to U.S. based pediatricians. Ascent’s portfolio of specialty pharmaceutical pediatric products currently includes ORAPRED® (prednisolone sodium phosphate), an oral liquid steroid for children with asthma and other respiratory inflammatory conditions; PRIMSOL® (trimethoprim HCl), an antibiotic oral solution for children with acute otitis media, or middle ear infections; and PEDIAMIST®, an OTC saline nasal mist, as well as certain projects that are under development. Sales of ORAPRED® comprise the majority of the Ascent product sales. Ascent currently supports these products with a dedicated pediatric sales force, numbering approximately 70 representatives and sales management

The merger was accounted for as a purchase business combination in accordance with SFAS No. 141, and accordingly, the results of Ascent’s operations are included in our consolidated results from the date of the merger.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of the merger. The allocation of the purchase price to these assets and liabilities was based on preliminary estimates and is subject to adjustment.

Current Assets		$6,376,000

Property and equipment		158,000

Research and development		6,217,000

Intangibles assets subject to amortization Customer list (5 year useful life)	165,000

Core technology (20 year useful life)	2,049,000

Trademarks (20 year useful life)	2,868,000

Total intangible assets subject to amortization		5,082,000

Goodwill		30,155,000

Deferred tax asset, net		23,402,000

Total assets acquired		71,390,000

Current liabilities		(7,914,000)

Total liabilities assumed		(7,914,000)

Net assets acquired		$63,476,000

Asset and liabilities have been recorded at their net book value, which approximates their fair market value at the date of the merger. Liabilities assumed includes accruals of $3.3 million for severance, exit and lease termination costs related to the costs of terminating headquarter employees of Ascent, severing contractual obligations entered into by Ascent and closing the leased facility located in Wilmington, Massachusetts.

The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identified intangible assets based upon an independent valuation analysis. The $6.2 million assigned to in-process research and development was written off at the date of the merger in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

In accordance with SFAS No. 142, goodwill related to this merger will not be amortized but will be subject to periodic impairment tests. To the extent the Company is required to pay additional amounts such as contingent consideration or settlement of pre-acquisition contingencies, the amount of goodwill that will be subject to periodic impairment assessments will increase. The intangible assets that do have definite lives are being amortized over estimated useful lives ranging from 5 to 20 years. None of the $30.2 million recorded goodwill is expected to be deductible for tax purposes.

On November 9, 2001, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against Ascent in the Superior Court, Suffolk County in the Commonwealth of Massachusetts. The Triumph group is seeking damages in an amount not less than $18.6 million. This amount represents a pre-acquisition contingency and in accordance with the merger agreement, amounts paid to settle it, if any, will be setoff against any future contingent payments. If there are no future contingent payments, then amounts paid to settle this action, if any, will be added to goodwill if the amount becomes determinable within the pre-acquisition contingency settlement period as defined under the business combination rules.

The following unaudited pro forma data sets forth the combined consolidated results of operations for the three- and six- month periods ended December 31, 2001 and December 31, 2000 as if the merger had taken place on July 1, 2000. The pro forma data gives effect to actual operating results prior to the merger, with adjustments for interest income, interest expense, intangible amortization expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenues	$56,488,385	$42,767,402	$104,821,811	$83,867,580

Net income	3,521,610	10,509,303	15,055,533	8,015,865

Basic net income per common share	$0.12	$0.35	$0.50	$0.27

Diluted net income per common share	$0.11	$0.33	$0.48	$0.25

Pro forma net income for the three and six months ended December 31, 2001 includes $6.4 million of merger-related costs incurred by Ascent prior to the merger. The unaudited pro forma results are provided for information purposes only and do not purport to represent what the results of operations would actually have been had the transaction in fact occurred as of the dates indicated, or to project the results of operations for any future period.

4.	LICENSE OF PRODUCTS TO BIOGLAN PHARMA PLC

In February 1999, the Company licensed to Bioglan, Inc., an American subsidiary of Bioglan Pharma, PLC (“Bioglan”), the products OCCLUSAL®, PENTRAX® and SALAC®. Under the agreement, the Company received quarterly license payments for three years with a buyout option of $15.5 million at the end of the term. Bioglan has not made the final license payment due October 1, 2001. Bioglan has also indicated that they will not make the $15.5 million buyout payment. The Company considers these amounts due and is currently seeking payment through arbitration with Bioglan as provided for in the contract. Bioglan’s financial condition and the outcome of arbitration are uncertain at this time.

5.	RESEARCH AND DEVELOPMENT COSTS

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

6.	COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended December 31, 2001 (the “second quarter of fiscal 2002”) and the six months ended December 31, 2001 (the “2002 six months”) was $8.4 million and $22.4 million, respectively. Total comprehensive income for the three months ended December 31, 2000 (the “second quarter of fiscal 2001”) and the six months ended December 31, 2000 (the “2001 six months”) was $12.6 million and $13.0 million, respectively.

7.	EARNINGS PER SHARE

The following table sets forth all computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(in thousands, except per share data)
Numerator:

Net income	$8,631	$12,737	$22,412	$13,254

Denominator for basic earnings per common share	30,374	30,274	30,314	29,959

Effect of dilutive securities:

Stock options	1,370	1,809	1,241	1,897

Denominator for diluted earnings per common share	31,744	32,083	31,555	31,856

Basic net income per common share	$0.28	$0.42	$0.74	$0.44

Diluted net income per common share	$0.27	$0.40	$0.71	$0.42

The earnings per share computations for the second quarter and first six months of fiscal 2002 exclude 115,234 and 2,957,438 shares of stock respectively because their effect would have been antidilutive. The earnings per share computations for the second quarter and first six months of fiscal 2001 exclude 6,939 and 50,437 shares of stock respectively because their effect would have been antidilutive.

8.	CONTINGENCIES

The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their business. Liability in the event of final adverse determinations in any of these matters is believed by the Company to be either covered by insurance and/or established reserves, or, in the current opinion of management, after consultation with counsel, should not, in the aggregate, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

9.	INVENTORIES

The Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventories consist of raw materials and salable product held at the Company’s warehouses, as well as the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method. Inventories, net of reserves, at December 31, 2001 and June 30, 2001, are as follows:

	December 31, 2001	June 30, 2001

Raw materials	$3,407,918	$3,066,582

Finished goods	6,931,173	5,683,892

Total inventories, net	$10,339,091	$8,750,474

10.	INCOME TAXES

Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. Generally, the provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, in the current quarter, the Company’s effective tax rate is greater than the Company’s estimate of the effective tax rate for the full fiscal year. The increase in the Company’s effective tax rate during the quarter is a result of the $6.2 million charge that the Company recorded for in-process research and development related to the Ascent merger which is non-deductible for tax purposes.

At December 31, 2001, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $5.4 million increase to equity with a corresponding $5.4 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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

Overview

Medicis is a specialty pharmaceutical company and the leading independent pharmaceutical company in the United States focusing primarily on the treatment of dermatological, pediatric and podiatric conditions. The Company offers prescription products and an over-the-counter (“OTC”) product, emphasizing the clinical effectiveness, quality, affordability and cosmetic elegance of its products. Medicis develops and markets leading products for acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, excema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). In November 2001, the Company merged with Ascent Pediatrics, Inc. (“Ascent”) with Ascent surviving as a direct, wholly owned subsidiary of Medicis. Ascent markets leading pediatric products for the treatment of asthma and other respiratory inflammatory conditions; acute otitis media, or middle ear infections; and an OTC saline nasal mist.

Medicis has built its business by successfully executing a four-part growth strategy. The Company’s growth strategy includes: (1) expanding sales of existing brands; (2) launching new products from research and development efforts; (3) acquiring complementary strategic products, businesses and technologies; and (4) collaborating with other companies.

The Company’s core brands include the prescription brands DYNACIN® (minocycline HCl), LOPROX® (ciclopirox), LUSTRA® (hydroquinone), OMNICEF® (cefdinir), ORAPRED® (prednisolone sodium phosphate), OVIDE® (malathion), PLEXION® (sodium sulfacetamide/sulfur) and TRIAZ® (benzoyl peroxide).

Medicis derives a majority of its revenue from its core brands, DYNACIN®, LOPROX®, LUSTRA®, OMNICEF®, ORAPRED®, OVIDE®, PLEXION® and TRIAZ®, as well as BUPHENYL®, which is indicated in the treatment of Urea Cycle Disorder (collectively, the “Key Products”). The Company believes that sales of the Key Products will constitute the majority of net revenues for the foreseeable future. Accordingly, any factor adversely affecting sales related to the Key Products, individually or collectively, could have a material adverse effect on the Company’s business, financial condition and results of operations. In December 2000, a generic version of the Company’s DYNACIN® 75 mg. product was approved by the United States Food and Drug Administration (“FDA”). Several of the Company’s other Key Products are subject to generic competition currently or may be in the future. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. Sales related to the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; regulatory action by the FDA; changes in the prescribing practices of dermatologists, pediatricians and/or podiatrists; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents, license agreements and other rights; or other factors.

The Company’s results of operations may vary from period to period due to a variety of factors, including expenditures incurred to acquire, license and promote pharmaceuticals; expenditures as the result of legal actions; expenditures and timing relating to the acquisition and integration of businesses; the introduction of new products by the Company or its competitors; cost increases from third-party manufacturers; manufacturing and supply interruptions; the availability and cost of raw materials; the mix of products sold by the Company; changes in marketing and sales expenditures; market acceptance of the Company’s products; competitive pricing pressures; the outcome of disputes relating to trademarks, patents, license agreements and other rights; the uncertainty of license payments and/or other payments due from third parties; general economic and industry conditions that affect customer demand; changes in the federal interest rate environment; and the Company’s level of research and development activities. As a result of customer buying patterns, a substantial portion of the Company’s revenues has been in the last month of each quarter. The Company schedules its inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by the Company could result in revenues being deferred or lost. The Company’s operating expenses are based upon anticipated sales levels, and a high percentage of the Company’s operating expenses are relatively fixed in the short term. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that the Company will maintain or increase revenues or profitability or avoid losses in any future period.

Medicis recognizes revenues from sales upon shipment to its customers in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” At the time of sale, the Company records reserves for possible returns based upon estimates using historical experience. Sales are reported net of actual and estimated product returns and net of pricing adjustments and/or discounts. The Company applies royalty obligations to the cost of sales in the period the corresponding sales are recognized.

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

The Company plans to spend substantial amounts of capital to continue the acquisition of and the research and development of pharmaceutical products. Actual expenditures will depend upon the Company’s financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenues will fluctuate from period to period. The Company periodically makes up front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue producing period. The Company can give no assurance that the research and development projects or payments will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval and market authorization may be necessary. Additionally, the Company can give no assurance that the research and development projects will adhere to any specific review or approval time frames which may be changed or delayed by third parties and/or governmental agencies whose review, approval and market authorization may be necessary.

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

The success of the Company’s growth efforts is subject to a number of risks and uncertainties, which include but are not limited to: dependence on sales of the Key Products; integration of new product or business acquisitions or mergers; possible delays or failure by Corixa Corporation (“Corixa”) or the Company to develop and/or commercialize any technology covered by the collaborative agreement between the parties, possible risks related to adverse clinical results as products including any of such technology move into clinical trials, the impact of alternative technological advances and competition on the collaborative relationship between the parties, and inherent risks in early stage development of such technology; reliance upon third-party manufacturers to produce Key Products; the ability to effectively manage a changing business; uncertainties related to pharmaceutical pricing and reimbursement; regulatory action by the FDA; and the uncertainty of competitive forces within the pharmaceutical industry that affects both the market for the Company’s product, and the availability of product lines or businesses for acquisition that meet the Company’s acquisition or licensing criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

The Company’s customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson Corporation (“McKesson”), AmerisourceBergen Corporation (“AmerisourceBergen”), Cardinal Health, Inc. (“Cardinal”), Quality King Distributors (“Quality King”) and other major drug chains. During fiscal 2001, Cardinal, McKesson and Quality King accounted for 22.2%, 18.0% and 10.3%, respectively, of the Company’s net revenues. During fiscal 2000, Cardinal, McKesson, Quality King and AmerisourceBergen accounted for 21.0%, 18.1%, 11.3% and 10.2%, respectively of the Company’s net revenues. During fiscal 1999, McKesson and Cardinal accounted for 18.0% and 14.1% respectively, of the Company’s net revenues. The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to the Company, cause a reduction in the inventory levels of distributors and retailers, or otherwise result in reductions in purchases of the Company’s products, any of which could have a material adverse impact on the Company’s business, financial condition and results of operations.

Results of Operations

The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2001*	2000	1999	2001*	2000**	1999

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross profit	83.0	81.2	80.7	83.1	81.3	81.2

Operating expenses	(44.3)	(43.1)	(38.9)	(43.8)	(44.6)	(40.3)

Operating income	38.7	38.1	41.8	39.3	36.7	40.9

Interest income, net	4.4	9.6	8.0	5.0	10.2	8.1

Income tax expense	(15.1)	(16.9)	(18.4)	(15.2)	(8.9)	(18.1)

Net income	28.0%	30.8%	31.4%	29.1%	38.0%	30.9%

*	Absent in-process research and development expense of $6.2 million related to merger with Ascent

**	Absent tax-effected research and development expense of $17.8 million related to collaboration with Corixa Corporation

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

Net Revenues

Net revenues for the three months ended December 31, 2001 (the “second quarter of fiscal 2002”) increased 28.2%, or $11.6 million, to $53.0 million from $41.4 million for the three months ended December 31, 2000 (the “second quarter of fiscal 2001”). The Company’s net revenues increased in the second quarter of fiscal 2002 primarily as a result of growth in sales of LOPROX®, OMNICEF®, ORAPRED®, PLEXION®, TRIAZ®, and BUPHENYL®. Revenues in the second quarter of fiscal 2001 did not include revenue for OMNICEF® and ORAPRED®.

Gross Profit

Gross profit during the second quarter of fiscal 2002 increased 31.1%, or $10.4 million, to $44.0 million from $33.6 million in the second quarter of fiscal 2001. As a percentage of net revenues, gross profit was 83.0% in the second quarter of fiscal 2002 and 81.2% in the second quarter of fiscal 2001. Gross profit, as a percentage of net revenues, increased due to sales of the Company’s LOPROX®, ORAPRED®, PLEXION® and BUPHENYL® products, which enjoy higher gross profit percentages than some of the Company’s other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 2002 increased 37.2%, or $5.4 million, to $19.7 million from $14.3 million in the second quarter of fiscal 2001. The increase was primarily attributable to an increase in personnel-related costs, which increased due to the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, salary escalations for existing employees and the addition of the Ascent sales force. As a percentage of net revenues, selling, general and administrative expenses increased 2.5 percentage points.

Research and Development Expenses

Research and development expenses in the second quarter of fiscal 2002 increased 27.8%, to $1.8 million from $1.4 million in the second quarter of fiscal 2001, primarily due to development efforts related to new products and expenses associated with the clinical support of the Company’s existing products. The Company expects these expenses to fluctuate from quarter to quarter based on the timing of development projects and the funds available to support these projects.

In-Process Research and Development Expense

The Company recorded a $6.2 million charge to operations for in-process research and development during the second quarter of fiscal 2002 as part of the allocated purchase price related to the merger with Ascent. The amount allocated to in-process research and development was based on an independent valuation of Ascent’s completed and in-process technologies.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in the second quarter of fiscal 2002 decreased 2.3% to $2.0 million from $2.1 million in second quarter of fiscal 2001. Included in amortization expense in the second quarter of fiscal 2002 is the amortization of the intangible assets related to the OMNICEF® licensing agreement that the Company entered into with Abbott Laboratories, Inc. in May 2001. This increase in amortization expense is offset by a decrease in amortization expense related to certain intangible assets whose useful lives were reviewed in the first quarter of fiscal 2002 and extended from 20-25 years to 40 years.

Operating Income

Operating income during the second quarter of fiscal 2002 decreased $1.4 million, to $14.3 million from $15.7 million in the second quarter of fiscal 2001. Absent the special charge to operations for in-process research and development in the second quarter of fiscal 2002, operating income increased 30.1%, or $4.8 million, to $20.5 million from $15.7 million in the second quarter of fiscal 2001, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

Interest income in the second quarter of fiscal 2002 decreased 43.3%, or $1.9 million, to $2.5 million from $4.4 million in the second quarter of fiscal 2001 primarily due to a decrease in interest rates and a change in the Company’s investment mix to non-taxable securities. Interest income over the remainder of the fiscal year is dependent on changes in the interest rate environment.

Interest Expense

Interest expense in the second quarter of fiscal 2002 decreased $232,000, to $121,000 from $353,000 in the second quarter of fiscal 2001, primarily due to a decrease in the interest expense related to the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

Income tax expense during the second quarter of fiscal 2002 increased 14.0%, or $1.0 million, to $8.0 million, from $7.0 million in the second quarter of fiscal 2001. Generally, the provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, in the current quarter, the Company’s effective tax rate is greater than the Company’s estimate of the effective tax rate for the full fiscal year. The increase in the Company’s effective tax rate during the quarter is a result of the $6.2 million charge that the Company recorded for in-process research and development related to the Ascent merger which is non-deductible for tax purposes. Considering this non-deductible expense of $6.2 million, the Company estimates the effective tax rate for fiscal 2002 to be between 35% and 37%.

Net Income

Net income during the second quarter of fiscal 2002 decreased approximately 32.2%, or $4.1 million, to $8.6 million from $12.7 million in the second quarter of fiscal 2001. This decrease is primarily a result of the $6.2 million charge to operations for in-process research and development relating to the Ascent merger in the second quarter of fiscal 2002. Absent this special charge, net income increased 16.6%, or $2.1 million, to $14.8 million from $12.7 million in the second quarter of fiscal 2001. The increase is primarily attributable to an increase in sales volumes, offset by an increase in operating expenses and a decrease in interest income.

Six Months Ended December 31, 2001 Compared to the Six Months Ended December 31, 2000

Net Revenues

Net revenues for the six months ended December 31, 2001 (the “2002 six months”) increased 20.7%, or $17.0 million, to $98.6 million from $81.6 million for the six months ended December 31, 2000 (the “2001 six months”). The Company’s net revenues increased in the 2002 six months primarily as a result of growth in sales of DYNACIN®, LOPROX®, OMNICEF®, ORAPRED®, PLEXION®, TRIAZ® and BUPHENYL®. Revenues in the 2001 six months did not include revenue for OMNICEF® and ORAPRED®.

Gross Profit

Gross profit in the 2002 six months increased 23.4%, or $15.6 million, to $81.9 million from $66.3 million in the 2001 six months. As a percentage of net revenues, gross profit increased to 83.1% in the 2002 six months compared to 81.3% in the 2001 six months. The increase was primarily due to sales of the LOPROX®, ORAPRED®, PLEXION™ and BUPHENYL® products, which enjoy higher gross profit percentages than some of the Company’s other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the 2002 six months increased 21.9%, or $6.4 million, to $35.9 million from $29.5 million in the 2001 six months. The increase was primarily attributable to an increase in personnel-related costs, which increased primarily due to the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, salary escalations for existing employees and the addition of the Ascent sales force. As a percentage of net revenues, selling, general and administrative expenses increased 0.4 percentage points.

Research and Development Expenses

Research and development expenses in the 2002 six months decreased $17.4 million, to approximately $3.3 million, from $20.7 million in the 2001 six months. This decrease was primarily due to payments made in the 2001 six months of $17.0 million to Corixa for a development, commercialization and license agreement for a novel psoriasis immunotherapeutic product and $788,000 of research and development expenses related to this agreement. Absent these charges, research and development expenses increased $0.4 million to $3.3 million, from $2.9 million in the 2001 six months, primarily due to development efforts related to new products and expenses associated with the clinical support of the Company’s existing products. The Company expects these expenses to fluctuate from quarter to quarter based on the timing of development projects and the funds available to support these projects.

In-Process Research and Development Expense

The Company recorded a $6.2 million charge to operations for in-process research and development during the 2002 six months as part of the allocated purchase price related to the merger with Ascent. The amount allocated to in-process research and development was based on an independent valuation of Ascent’s completed and in-process technologies.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in the 2002 six months remained consistent with the 2001 six months at $3.9 million. Included in amortization expense in the 2002 six months is the amortization of the intangible assets related to the OMNICEF® licensing agreement that the Company entered into with Abbott Laboratories, Inc. in May 2001. This increase in amortization expense is offset by a decrease in amortization expense related to certain intangible assets whose useful lives were reviewed in the first quarter of fiscal 2002 and extended from 20-25 years to 40 years.

Operating Income

Due to the absence of the research and development expense of $17.8 million related to the Corixa collaboration that was incurred in the 2001 six months, operating income in the 2002 six months increased $20.3 million, to $32.5 million from $12.2 million in the 2001 six months. Absent this special charge and the charge to operations in the 2002 six months of $6.2 million for in-process research and development relating to the Ascent merger, operating income increased $8.7 million, to $38.7 million from $30.0 million in the 2001 six months, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

Interest income in the 2002 six months decreased 42.7%, or $4.0 million to $5.2 million from approximately $9.2 million in the 2001 six months, primarily due to the decrease in interest rates and a change in the Company’s investment mix to non-taxable securities. Interest income over the remainder of the fiscal year is dependent on changes in the interest rate environment.

Interest Expense

Interest expense in the 2002 six months decreased $450,000, to $355,000 from $805,000 in the 2001 six months, primarily due to a decrease in the interest expense related to the contract obligation recorded in connection with the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

Income tax expense in the 2002 six months increased $7.7 million, to $15.0 million from $7.3 million in the 2001 six months. Generally, the provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, in the 2002 six months, the Company’s effective tax rate is greater than the Company’s estimate of the effective tax rate for the full fiscal year. The increase in the Company’s effective tax rate during the 2002 six months is a result of the $6.2 million charge that the Company recorded for in-process research and development related to the Ascent merger which is non-deductible for tax purposes. Considering this non-deductible expense of $6.2 million, the Company estimates the effective tax rate for fiscal 2002 to be between 35% and 37%.

Net Income

Net income in the 2002 six months increased approximately $9.1 million to $22.4 million from $13.3 million in the 2001 six months. This increase is primarily due to the absence of the tax-effected research and development expense of $11.5 million related to the Corixa collaboration incurred in the 2001 six months, offset by the special charge of $6.2 million for in-process research and development expense relating to the Ascent merger incurred in the 2002 six months. Absent these special charges, net income increased 15.8%, or $3.9 million, to $28.6 million from $24.7 million in the 2001 six months. The increase is primarily attributable to an increase in sales volumes, offset by an increase in operating expenses and a decrease in interest income.

Liquidity and Capital Resources

Net cash provided by operating activities for the 2002 six months increased $13.2 million, to $38.6 million, from $25.4 million in the 2001 six months. The increase was primarily attributable to positive cash flow fluctuations in accounts payable as well as the absence of the $17.8 million research and development expense related to the Corixa collaboration which reduced net income in the 2001 six months.

Net cash used in investing activities for the 2002 six months increased $71.6 million, to $107.5 million, from $35.9 million in the 2001 six months. The increase was primarily due to the payments made in the 2002 six months of $60.0 million in relation to the Ascent transaction and the final $16.5 million payment under the contract for the acquisition of LOPROX®, TOPICORT® and A/T/S® products.

Net cash provided by financing activities for the 2002 six months decreased $13.9 million, to $6.4 million, from $20.3 million in the 2001 six months. The change is primarily attributable to the purchase of treasury stock, as well as a decrease in proceeds received on the exercise of options under the Company’s stock option plans.

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

Inflation did not have a significant impact on the results of the Company during the 2002 six months.

Part II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 6, 2001 the Company held its 2001 Annual Meeting of Shareholders (the “Annual Meeting”). The holders of 22,945,819 shares of Class A Common Stock and 379,016 shares of Class B Common Stock were present in person or represented by proxy at the meeting. At the Annual Meeting, the Company’s shareholders approved the following:

1)	Election of Directors

The shareholders elected the following persons to serve as directors of the Company for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

		Number of
		Votes for Which
	Number of	Proxy Withheld
	Votes For	Authority

Jonah Shacknai	22,865,732	80,087

Michael A. Pietrangelo	22,865,732	80,087

Lottie H. Shackelford	22,865,732	80,087

2)	The shareholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2002. Votes were cast as follows:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining

22,722,630	214,348	8,841

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	No exhibits are included with this report.

(b)	During the second quarter of fiscal 2002, the Company filed the following reports on Form 8-K:

(i)	Current report on Form 8-K dated October 1, 2001 reporting under Item 5 that the Company entered into an Agreement and Plan of Merger with Ascent Pediatrics, Inc.

(ii)	Current report on Form 8-K dated November 13, 2001 reporting under Item 9 that on November 13, 2001, Ascent Pediatrics, Inc. disclosed to shareholders via Form 8-K filed with the Securities and Exchange Commission that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against Ascent on November 9, 2001 in the Superior Court, Suffolk County in the Commonwealth of Massachusetts.

(iii)	Current report on Form 8-K dated November 15, 2001 reporting under Item 2 that on November 15, 2001, the stockholders of Ascent Pediatrics, Inc. approved the Agreement and Plan of Merger among Ascent, Medicis Pharmaceutical Corporation and MPC Merger Corporation.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: February 14, 2002	By:	/s/ Jonah Shacknai Jonah Shacknai Chairman and Chief Executive Officer

Date: February 14, 2002	By:	/s/ Mark A. Prygocki, Sr. Mark A. Prygocki, Sr. Executive Vice President Chief Financial Officer, Corporate Secretary and Treasurer