Form 10-Q
period 2002-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2002-05-15
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2002

Class A Common Stock $.014 Par Value	30,361,218

Class B Common Stock $.014 Par Value	379,016

MEDICIS PHARMACEUTICAL CORPORATION

		Page

PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001	3

	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended March 31, 2002 and 2001	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001	6

	Notes to Condensed Consolidated Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II	OTHER INFORMATION

	Item 2. Changes in Securities	19

	Item 6. Exhibits and Reports on Form 8-K	19

	SIGNATURES	20

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	June 30, 2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$75,981,841	$153,257,738

Short-term investments	234,616,320	180,899,419

Accounts receivable, net	48,868,855	36,841,292

Inventories, net	10,983,383	8,750,474

Deferred tax assets	10,383,591	4,805,270

Other current assets	15,873,774	14,324,667

Total current assets	396,707,764	398,878,860

Property and equipment, net	2,339,126	1,964,396

Intangible assets:

Intangible assets related to product line acquisitions and business combinations	165,083,837	159,986,318

Goodwill	30,586,152	288,005

Other intangible assets	12,303,379	10,875,675

Less: accumulated amortization	29,188,432	23,873,544

Net intangible assets	178,784,936	147,276,454

Deferred tax assets	16,217,762	—

Other non-current assets	50,933	576,408

	$594,100,521	$548,696,118

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	June 30, 2001

	(unaudited)
Liabilities

Current liabilities:

Accounts payable	$16,603,438	$12,531,256

Short-term contract obligation	—	16,160,010

Income taxes payable	5,593,078	262,620

Other current liabilities	14,780,167	11,456,686

Total current liabilities	36,976,683	40,410,572

Long-term liabilities:

Deferred tax liability	—	4,831,924

Stockholders’ Equity

Preferred Stock, $0.01 par value; shares authorized:

5,000,000; no shares issued	—	—

Class A Common Stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 30,743,267 and 30,120,095 at March 31, 2002 and at June 30, 2001, respectively	430,406	421,681

Class B Common Stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 379,016 and 422,962 at March 31, 2002 and at June 30, 2001, respectively	5,306	5,921

Additional paid-in capital	428,351,934	407,442,306

Accumulated other comprehensive (loss) income	(179,103)	611,218

Deferred compensation	(2,223,181)	—

Accumulated earnings	143,185,793	104,898,951

Treasury stock, 401,600 and 299,600 shares at cost at March 31, 2002 and at June 30, 2001, respectively	(12,447,317)	(9,926,455)

Total stockholders’ equity	557,123,838	503,453,622

	$594,100,521	$548,696,118

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues	$56,622,551	$42,346,194	$155,178,724	$123,967,174

Operating costs and expenses:

Cost of product revenue	9,397,132	7,470,032	26,064,686	22,741,146

Selling, general and administrative	21,543,832	14,785,353	57,487,914	44,280,528

Research and development	1,934,712	1,762,772	5,220,211	22,429,918

In-process research and development	—	—	6,217,000	—

Depreciation and amortization	1,967,869	2,039,461	5,891,768	6,033,109

Operating costs and expenses	34,843,545	26,057,618	100,881,579	95,484,701

Operating income	21,779,006	16,288,576	54,297,145	28,482,473

Interest income	2,277,864	4,091,381	7,527,029	13,251,574

Interest expense	(4,001)	(225,240)	(359,484)	(1,030,146)

Income before taxes	24,052,869	20,154,717	61,464,690	40,703,901

Income tax expense	(8,177,975)	(6,852,604)	(23,177,847)	(14,147,563)

Net income	$15,874,894	$13,302,113	$38,286,843	$26,556,338

Basic net income per common share	$0.52	$0.44	$1.26	$0.88

Diluted net income per common share	$0.50	$0.42	$1.21	$0.83

Shares used in computing basic net income per common share	30,647,156	30,414,176	30,423,493	30,108,602

Shares used in computing diluted net income per common share	31,858,306	31,787,358	31,636,439	31,835,132

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended

	March 31, 2002	March 31, 2001

Cash Flow From Operating Activities:

Net income	$38,286,843	$26,556,338

Adjustments to reconcile net income to net cash provided by operating activities:

In-process research and development	6,217,000	—

Depreciation and amortization	5,891,768	6,033,109

Gain on sale of available-for-sale investments	(1,124,304)	(1,315,349)

Stock-based compensation	354,669	—

Deferred income tax benefit	(2,080,195)	(8,590,411)

Provision for doubtful accounts and returns	2,075,000	525,000

Accretion of premium on investments	1,872,627	129,855

Accretion of discount on contract obligation	339,990	796,407

Other non-cash expenses	—	28,500

Changes in operating assets and liabilities:

Accounts receivable	(11,460,238)	(1,117,998)

Inventories	(1,274,174)	408,973

Other current assets	(1,080,727)	4,338,748

Accounts payable	6,011,594	2,364,495

Income taxes payable	5,330,458	783,563

Tax benefit of option exercises	6,427,930	13,819,300

Other current liabilities	(2,420,271)	1,946,381

Net cash provided by operating activities	53,367,970	46,706,911

Cash Flow From Investing Activities:

Purchase of property and equipment	(815,237)	(596,197)

Ascent merger, net of cash acquired	(62,436,986)	—

Payment of direct merger costs	(4,109,408)	—

Payment for purchase of product rights	(17,943,261)	(24,515,618)

Purchase of available-for-sale investments	(199,725,814)	(154,377,453)

Sale of available-for-sale investments	67,734,751	29,822,014

Maturity of available-for-sale investments	77,402,000	90,510,000

Change in other assets	25,475	848,737

Net cash used in investing activities	(139,868,480)	(58,308,517)

Cash Flow From Financing Activities:

Purchase of treasury stock	(4,343,012)	(9,926,455)

Proceeds from the exercise of options	13,734,108	21,296,689

Net cash provided by financing activities	9,391,096	11,370,234

Effect of foreign currency exchange rate on cash and cash equivalents	(166,483)	(124,670)

Net decrease in cash and cash equivalents	(77,275,897)	(356,042)

Cash and cash equivalents at beginning of period	153,257,738	152,270,780

Cash and cash equivalents at end of period	$75,981,841	$151,914,738

See notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 on July 1, 2001 and is required to adopt SFAS No. 142 on July 1, 2002. The Company is currently reviewing the impact of SFAS No. 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on July 1, 2002.

3.	MERGER OF ASCENT PEDIATRICS, INC.

On November 15, 2001, Medicis completed its merger with Ascent, purchasing all of the outstanding capital stock and retiring the indebtedness of Ascent for consideration of approximately $60.0 million in cash plus up to an additional $10.0 million per year for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products. The fixed purchase price of $60.0 million was allocated among Ascent’s assets, including trademarks, core technology, in-process research and development and goodwill, based on an independent valuation analysis performed by a firm other than our independent auditors. The contingent portions of the purchase price will be added to goodwill when and if paid.

As the Company’s wholly owned pediatric subsidiary, Ascent focuses on the marketing and sale of prescription products to U.S. based pediatricians. Ascent’s portfolio of pediatric specialty pharmaceutical products currently includes ORAPRED ® (prednisolone sodium phosphate), an oral liquid steroid for children with asthma and other respiratory inflammatory conditions; PRIMSOL® (trimethoprim HCl), an antibiotic oral solution for children with acute otitis media, or middle ear infections; and PEDIAMIST ®, an OTC saline nasal mist, as well as certain projects that are under development. Sales of ORAPRED ® comprise the majority of the Ascent product sales. Ascent currently supports these products with a dedicated pediatric sales force, numbering approximately 70 sales representatives and sales management.

The merger was accounted for as a purchase business combination in accordance with SFAS No. 141, and accordingly, the results of Ascent’s operations are included in our consolidated results from the date of the merger.

The following unaudited pro forma data sets forth the combined consolidated results of operations for the nine-month periods ended March 31, 2002 and March 31, 2001 as if the merger had taken place on July 1, 2000. The pro forma data gives effect to actual operating results prior to the merger, with adjustments for interest income, interest expense, intangible amortization expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

	Nine Months Ended
	March 31,

	2002	2001

Net revenues	$161,444,362	$127,237,318

Net income	30,930,427	18,194,920

Basic net income per common share	$1.02	$0.60

Diluted net income per common share	$0.98	$0.57

Pro forma net income for the nine months ended March 31, 2002 includes $6.4 million of merger-related costs incurred by Ascent prior to the merger which consist primarily of transaction brokers’ fees ($3,000,000); retention payments ($1,675,000); and legal, accountants, consultants and other fees ($1,725,000). The unaudited pro forma results are provided for information purposes only and do not purport to represent what the results of operations would actually have been had the transaction in fact occurred as of the dates indicated, or to project the results of operations for any future period.

4.	LICENSE OF PRODUCTS TO BIOGLAN PHARMA PLC

In February 1999, the Company licensed to Bioglan Pharma, plc (“Bioglan”), the products OCCLUSAL ®, PENTRAX ® and SALAC ®. Under the agreement, the Company received quarterly license payments for three years with a buyout option of $15.5 million at the end of the term. Bioglan has not made the final license payment due October 1, 2001. Bioglan also notified the Company that it will not exercise the $15.5 million buyout option and returned the rights to the licensed products to Medicis. Medicis considers these amounts due and was seeking payment through arbitration with Bioglan, as provided for in the contract, and other legal means.

Bioglan subsequently filed for and is in administration in the United Kingdom with an expected liquidation at the completion of the administration (similar to a bankruptcy in the United States without a reorganization). Medicis is in negotiations with the Bioglan administrator for claims against Bioglan for legal fees, license payments and losses due to not exercising the final buyout option. Given the current financial condition of Bioglan, full recovery of these claims is uncertain. The Company has $4.9 million of product rights remaining on its balance sheet related to these products. Management believes these intangible assets are not impaired based on current and expected sales volumes of the products, whether they are made available for commercial sale by Medicis or are divested to a third party.

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

Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2002 (the “third quarter of fiscal 2002”) and the nine months ended March 31, 2002 (the “2002 nine months”) was $15.1 million and $37.5 million, respectively. Total comprehensive income for the three months ended March 31, 2001 (the “third quarter of fiscal 2001”) and the nine months ended March 31, 2001 (the “2001 nine months”) was $13.6 million and $26.6 million, respectively.

7.	EARNINGS PER SHARE

The following table sets forth all computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(in thousands, except per share data)
Numerator:

Net income	$15,875	$13,302	$38,287	$26,556

Denominator for basic earnings per common share	30,647	30,414	30,423	30,109

Effect of dilutive securities:

Stock options	1,211	1,373	1,213	1,726

Denominator for diluted earnings per common share	31,858	31,787	31,636	31,835

Basic net income per common share	$0.52	$0.44	$1.26	$0.88

Diluted net income per common share	$0.50	$0.42	$1.21	$0.83

The earnings per share computations for the third quarter and first nine months of fiscal 2002 exclude 148,247 and 1,839,610 shares of stock respectively because their effect would have been antidilutive. The earnings per share computations for the third quarter and first nine months of fiscal 2001 exclude 1,867,436 and 82,151 shares of stock respectively because their effect would have been antidilutive.

8.	CONVERSION OF CLASS B COMMON STOCK

In February 2002, the Company issued 43,946 shares of Class A Common Stock upon the conversion of 43,946 shares of Class B Common Stock by a stockholder who was not an officer, director or 5% or greater stockholder of Medicis. The conversion was pursuant to the terms of the Class B Common Stock and did not result in the receipt of additional cash consideration by Medicis. The shares of Class B Common Stock converted in the transaction were originally issued to the stockholder in October 1988. The original issuance and the conversion were made in reliance upon exemptions from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering. As a consequence of this conversion, the number of outstanding shares of Class B Common Stock decreased from 422,962 shares to 379,016 shares at March 31, 2002.

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

The Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventories consist of raw materials and salable product held at the Company’s warehouses, as well as the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method. Inventories, net of reserves, at March 31, 2002 and June 30, 2001, are as follows:

	March 31, 2002	June 30, 2001

Raw materials	$5,004,587	$3,066,582

Finished goods	5,978,796	5,683,892

Total inventories, net	$10,983,383	$8,750,474

11.	INCOME TAXES

Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter, based upon estimated tax expenses for the year.

The Company’s net deferred tax asset at March 31, 2002 includes approximately $20 million related to certain net operating loss carryforwards attributable to Ascent that are expected to be realized. The annual utilization of the Ascent net operating loss carryforwards is limited for tax purposes under Internal Revenue Code Section 382 and management has only recorded the amount expected to be recovered through 2021.

At March 31, 2002, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $1.0 million increase to equity with a corresponding $1.0 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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

In Item 1 of the 2001 Form 10-K, as well as in filed Form 10-Qs, press releases and live webcasts, the Company discusses in more detail various factors that could cause actual results to vary from expectations. Investors should understand that it is not possible to predict or identify all such factors and should not consider such factors to be a complete statement of all potential risks and uncertainties that may affect the Company’s business.

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

The Company’s core brands include the prescription brands DYNACIN ® (minocycline HCl), LOPROX ® (ciclopirox), LUSTRA ® (hydroquinone), OMNICEF ® (cefdinir), ORAPRED ® (prednisolone sodium phosphate), OVIDE ® (malathion), PLEXION ® (sodium sulfacetamide/sulfur) and TRIAZ ® (benzoyl peroxide).

Medicis derives a majority of its prescription volume from its core brands, DYNACIN ®, LOPROX ®, LUSTRA ®, OMNICEF ®, ORAPRED ®, OVIDE ®, PLEXION ® and TRIAZ ® (collectively, the “Key Products”). The Company believes that the prescription volume of the Key Products will constitute the majority of the prescription volume for the foreseeable future. Accordingly, any factor adversely affecting the prescription volume related to the Key Products, individually or collectively, could have a material adverse effect on the Company’s business, financial condition and results of operations. Several of the Company’s Key Products are subject to generic competition currently or may be in the future. Each of the Key Products could be rendered obsolete or uneconomical by regulatory or competitive changes. Prescription volume related to the Key Products could also be adversely affected by other factors, including manufacturing or supply interruptions; the development of new competitive pharmaceuticals to treat the conditions addressed by the Key Products; technological advances; factors affecting the cost of production; marketing or pricing actions by one or more of the Company’s competitors; regulatory action by the FDA; changes in the prescribing practices of dermatologists, pediatricians and/or podiatrists; changes in the reimbursement policies of third-party payors; product liability claims; the outcome of disputes relating to trademarks, patents, license agreements and other rights; or other factors.

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

Medicis recognizes revenues from sales upon shipment to its customers in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” At the time of sale, the Company records reserves for possible returns based upon estimates using historical experience. Sales are reported net of actual and estimated product returns and net of pricing adjustments, rebates and/or discounts. The Company applies royalty obligations to the cost of sales in the period the corresponding sales are recognized.

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

The Company plans to spend substantial amounts of capital to continue the acquisition of and the research and development of pharmaceutical products. Actual expenditures will depend upon the Company’s financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. The Company may increase total expenditures for research and development and expects that research and development expenditures as a percentage of net revenues will fluctuate from period to period. The Company periodically makes up front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue producing period. The Company can give no assurance that the research and development projects or payments will provide technologies or products that will be patentable, commercially feasible or acceptable to government agencies whose approval and market authorization may be necessary. Additionally, the Company can give no assurance that the research and development projects will adhere to any specific review or approval time frames, which may be changed or delayed by third parties and/or governmental agencies whose review, approval and market authorization may be necessary.

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

The success of the Company’s growth efforts is subject to a number of risks and uncertainties, which include but are not limited to: dependence on sales of the Key Products; integration of new product or business acquisitions or mergers; possible delays or failure by Corixa Corporation (“Corixa”) or the Company to develop and/or commercialize any technology covered by the collaborative agreement between the parties, possible risks related to adverse clinical results as products including any of such technology move into clinical trials, the impact of alternative technological advances and competition on the collaborative relationship between the parties, and inherent risks in early stage development of such technology; reliance upon third-party manufacturers to produce the Key Products; the ability to effectively manage a changing business; uncertainties related to pharmaceutical pricing and reimbursement; regulatory action by the FDA; and the uncertainty of competitive forces within the pharmaceutical industry that affects both the market for the Company’s products, and the availability of product lines or businesses for acquisition that meet the Company’s acquisition or licensing criteria. The future results of operations, both annually and from quarter to quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

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

Results of Operations

The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2002	2001	2000	2002*	2001**	2000

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross profit	83.4	82.4	82.0	83.2	81.7	81.5

Operating expenses	(44.9)	(43.9)	(40.2)	(44.2)	(44.3)	(40.3)

Operating income	38.5	38.5	41.8	39.0	37.4	41.2

Interest income, net	4.0	9.1	8.4	4.6	9.9	8.3

Income tax expense	(14.5)	(16.2)	(18.6)	(14.9)	(16.2)	(18.3)

Net income	28.0%	31.4%	31.6%	28.7%	31.1%	31.2%

*	Absent in-process research and development expense of $6.2 million related to merger with Ascent

**	Absent tax-effected research and development expense of $17.8 million related to collaboration with Corixa

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net Revenues

Net revenues for the three months ended March 31, 2002 (the “third quarter of fiscal 2002”) increased 33.7%, or $14.3 million, to $56.6 million from $42.3 million for the three months ended March 31, 2001 (the “third quarter of fiscal 2001”). The Company’s net revenues increased in the third quarter of fiscal 2002 primarily as a result of growth in sales of LOPROX ®, OMNICEF ®, ORAPRED ®, PLEXION ®, TRIAZ ® and the BUPHENYL ® products. The third quarter of fiscal 2001 did not include revenue for OMNICEF ® and ORAPRED ®.

Gross Profit

Gross profit during the third quarter of fiscal 2002 increased 35.4%, or $12.3 million, to $47.2 million from $34.9 million in the third quarter of fiscal 2001. As a percentage of net revenues, gross profit was 83.4% in the third quarter of fiscal 2002 and 82.4% in the third quarter of fiscal 2001. Gross profit, as a percentage of net revenues, increased due to sales of the Company’s LOPROX ®, ORAPRED ® and PLEXION ® products, which enjoy higher gross profit percentages than some of the Company’s other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 2002 increased 45.7%, or $6.7 million, to $21.5 million from $14.8 million in the third quarter of fiscal 2001. The increase was primarily attributable to costs associated with the Ascent sales force, increases in personnel costs related to the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and yearly salary escalations for existing employees. The increase was also due to promotional costs associated with the sampling and advertising of the Company’s products, including ORAPRED ® which was added to the Company’s line of products via the Ascent merger. As a percentage of net revenues, selling, general and administrative expenses increased 3.1 percentage points.

Research and Development Expenses

Research and development expenses in the third quarter of fiscal 2002 increased 9.8%, to $1.9 million from $1.8 million in the third quarter of fiscal 2001, primarily due to development efforts related to new products and expenses associated with the clinical support of the Company’s existing products. The Company expects these expenses to fluctuate from quarter to quarter based on the timing of development projects and the funds available to support these projects.

Depreciation and Amortization Expense

Depreciation and amortization expense in the third quarter of fiscal 2002 remained consistent with the third quarter of fiscal 2001 at $2.0 million. Included in amortization expense in the third quarter of fiscal 2002 is the amortization of the intangible assets related to the OMNICEF ® licensing agreement that the Company entered into with Abbott Laboratories, Inc. (“Abbott”) in May 2001. This increase in amortization expense is offset by a decrease in amortization expense related to certain intangible assets whose useful lives were reviewed in the first quarter of fiscal 2002 and extended from 20-25 years to 40 years.

Operating Income

Operating income during the third quarter of fiscal 2002 increased $5.5 million, to $21.8 million from $16.3 million in the third quarter of fiscal 2001, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

Interest income in the third quarter of fiscal 2002 decreased 44.3%, or $1.8 million, to $2.3 million from $4.1 million in the third quarter of fiscal 2001 primarily due to a decrease in interest rates and a change in the Company’s investment mix to non-taxable securities. Interest income over the remainder of the fiscal year is dependent on changes in the interest rate environment.

Interest Expense

Interest expense in the third quarter of fiscal 2002 decreased 98.2%, to $4,000 from $225,000 in the third quarter of fiscal 2001, primarily due to a decrease in the interest expense related to the contract obligation recorded in connection with the acquisition of the LOPROX ®, TOPICORT ® and A/T/S ® products.

Income Tax Expense

Income tax expense during the third quarter of fiscal 2002 increased 19.3%, or $1.3 million, to $8.2 million, from $6.9 million in the third quarter of fiscal 2001. The provision for income taxes is recorded at a rate that reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year, taking into account the increase in the effective tax rate during the second quarter of fiscal 2002 to account for the $ 6.2 million charge that the Company recorded for in-process research and development which is non-deductible for tax purposes. This estimate is reevaluated by management each quarter based upon forecasts of income before taxes for the year.

Net Income

Net income during the third quarter of fiscal 2002 increased 19.3%, or $2.6 million, to $15.9 million from $13.3 million in the third quarter of fiscal 2001. The increase is primarily attributable to an increase in sales volumes, offset by an increase in operating expenses and a decrease in interest income.

Nine Months Ended March 31, 2002 Compared to the Nine Months Ended March 31, 2001

Net Revenues

Net revenues for the nine months ended March 31, 2002 (the “2002 nine months”) increased 25.2%, or $31.2 million, to $155.2 million from $124.0 million for the nine months ended March 31, 2001 (the “2001 nine months”). The Company’s net revenues increased in the 2002 nine months primarily as a result of growth in sales of the LOPROX ®, OMNICEF ®, ORAPRED ®, PLEXION ®, TRIAZ ® and BUPHENYL ® products. The 2001 nine months did not include revenue for OMNICEF ® and ORAPRED ®.

Gross Profit

Gross profit in the 2002 nine months increased 27.6%, or $27.9 million, to $129.1 million from $101.2 million in the 2001 nine months. As a percentage of net revenues, gross profit increased to 83.2% in the 2002 nine months compared to 81.7% in the 2001 nine months. The increase was primarily due to sales of the LOPROX ®, ORAPRED ®, and PLEXION ® products, which enjoy higher gross profit percentages than some of the Company’s other products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the 2002 nine months increased 29.8%, or $13.2 million, to $57.5 million from $44.3 million in the 2001 nine months. The increase was primarily attributable to costs associated with the Ascent sales force, increases in personnel costs related to the hiring of additional full-time equivalent employees, primarily performing sales and marketing functions, and yearly salary escalations for existing employees. The increase was also due to promotional costs associated with the sampling and advertising of the Company’s products, including ORAPRED ® which was added to the Company’s line of products via the Ascent merger. As a percentage of net revenues, selling, general and administrative expenses increased 1.3 percentage points.

Research and Development Expenses

Research and development expenses in the 2002 nine months decreased $17.2 million, to $5.2 million, from $22.4 million in the 2001 nine months. This decrease was primarily due to payments made in the 2001 nine months of $17.0 million to Corixa for a development, commercialization and license agreement for a novel psoriasis immunotherapeutic product and $788,000 of research and development expenses related to this agreement. Absent these charges, research and development expenses increased $0.6 million to $5.2 million, from $4.6 million in the 2001 nine months, primarily due to development efforts related to new products and expenses associated with the clinical support of the Company’s existing products. The Company expects these expenses to fluctuate from quarter to quarter based on the timing of development projects and the funds available to support these projects.

In-Process Research and Development Expense

The Company recorded a $6.2 million charge to operations for in-process research and development during the 2002 nine months as part of the allocated purchase price related to the merger with Ascent. The amount allocated to in-process research and development was based on an independent valuation of Ascent’s completed and in-process technologies performed by a firm other than our independent auditors and was charged to current operations in conformity with generally accepted accounting principles. The $6.2 million charge is non-deductible for tax purposes. No such amounts were recorded in the 2001 nine months.

Depreciation and Amortization Expense

Depreciation and amortization expense in the 2002 nine months and the 2001 nine months remained consistent at $5.9 million and $6.0 million, respectively. Included in amortization expense in the 2002 nine months is the amortization of the intangible assets related to the OMNICEF ® licensing agreement that the Company entered into with Abbott in May 2001. This increase in amortization expense is offset by a decrease in amortization expense related to certain intangible assets whose useful lives were reviewed in the first quarter of fiscal 2002 and extended from 20-25 years to 40 years.

Operating Income

Operating income in the 2002 nine months increased $25.8 million, to $54.3 million from $28.5 million in the 2001 nine months primarily due to the absence of the research and development expense of $17.8 million related to the Corixa collaboration that was incurred in the 2001 nine months. Absent this special charge and the charge to operations in the 2002 nine months of $6.2 million for in-process research and development relating to the Ascent merger, operating income increased $14.2 million, to $60.5 million from $46.3 million in the 2001 nine months, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

Interest income in the 2002 nine months decreased 43.2%, or $5.8 million to $7.5 million from $13.3 million in the 2001 nine months, primarily due to the decrease in interest rates and a change in the Company’s investment mix to non-taxable securities. Interest income over the remainder of the fiscal year is dependent on changes in the interest rate environment.

Interest Expense

Interest expense in the 2002 nine months decreased $0.6 million to $0.4 million from $1.0 million in the 2001 nine months, primarily due to a decrease in the interest expense related to the contract obligation recorded in connection with the acquisition of the LOPROX ®, TOPICORT ® and A/T/S ® products.

Income Tax Expense

Income tax expense in the 2002 nine months increased $9.1 million, to $23.2 million from $14.1 million in the 2001 nine months. Generally, the provision for income taxes is recorded at a rate that reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, in the 2002 nine months, the Company’s effective tax rate is greater than the Company’s estimate of the effective tax rate for the full fiscal year. The increase in the Company’s effective tax rate during the 2002 nine months is a result of the $6.2 million charge that the Company recorded for in-process research and development related to the Ascent merger which is non-deductible for tax purposes. Considering this non-deductible expense of $6.2 million, the Company estimates the effective tax rate for fiscal 2002 to be between 35% and 37%.

Net Income

Net income in the 2002 nine months increased 44.2%, or $11.7 million to $38.3 million from $26.6 million in the 2001 nine months. This increase is primarily due to the absence of the tax-effected research and development expense of $11.5 million related to the Corixa collaboration incurred in the 2001 nine months, offset by the special charge of $6.2 million for in-process research and development expense relating to the Ascent merger incurred in the 2002 nine months. Absent these special charges, net income increased 17.0%, or $6.5 million, to $44.5 million from $38.0 million in the 2001 nine months. The increase is primarily attributable to an increase in sales volumes, offset by an increase in operating expenses and a decrease in interest income.

Liquidity and Capital Resources

Net cash provided by operating activities for the 2002 nine months increased $6.7 million, to $53.4 million, from $46.7 million in the 2001 nine months. The increase was primarily attributable to the $17.8 million research and development charge recorded in fiscal 2001 and positive cash flow fluctuations in accounts payable, offset by increases in accounts receivable due to increased product sales and an increase in other current assets.

Net cash used in investing activities for the 2002 nine months increased $81.6 million, to $139.9 million, from $58.3 million in the 2001 nine months. The increase was primarily due to the payments made in the 2002 nine months of $60.0 million in relation to the Ascent transaction and the final $16.5 million payment under the contract for the acquisition of LOPROX®, TOPICORT® and A/T/S® products.

Net cash provided by financing activities for the 2002 nine months decreased $2.0 million, to $9.4 million, from $11.4 million in the 2001 nine months. The change is primarily attributable to the decrease in proceeds received on the exercise of options under the Company’s stock option plans.

In accordance with various manufacturing agreements, the Company is required to provide manufacturers with pro forma estimated production requirements by product and in accordance with minimum production runs. From time to time, the Company may not take possession of all merchandise, which has been produced by the manufacturer. However, the Company records its obligation to the manufacturer at the time finished inventory is produced. Inflation did not have a significant impact on the results of the Company during the 2002 nine months.

Part II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

In February 2002, the Company issued 43,946 shares of Class A Common Stock upon the conversion of 43,946 shares of Class B Common Stock by a stockholder who was not an officer, director or 5% or greater stockholder of Medicis. The conversion was pursuant to the terms of the Class B Common Stock and did not result in the receipt of additional cash consideration by Medicis. The shares of Class B Common Stock converted in the transaction were originally issued to the stockholder in October 1988. The original issuance and the conversion were made in reliance upon exemptions from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering. As a consequence of this conversion, the number of outstanding shares of Class B Common Stock decreased from 422,962 shares to 379,016 shares at March 31, 2002.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	No exhibits are included with this report.

(b)	During the third quarter of fiscal 2002, the Company filed the following reports on Form 8-K:

(i)	Current report on Form 8-K/A dated January 29, 2002 which amended and supplemented the Form 8-K filed on November 16, 2001 in connection with the merger among Ascent Pediatrics, Inc., Medicis Pharmaceutical Corporation and MPC Merger Corporation, a wholly owned subsidiary of Medicis.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: May 14, 2002	By:	/s/ Jonah Shacknai

Jonah Shacknai Chairman and Chief Executive Officer

Date: May 14, 2002	By:	/s/ Mark A. Prygocki, Sr.

Mark A. Prygocki, Sr. Executive Vice President Chief Financial Officer, Corporate Secretary and Treasurer