Form 10-K
period 2002-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2002-09-30
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K ☐.

The aggregate market value of the voting stock held on September 18, 2002 by non-affiliates of the registrant was $874,115,531 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of September 18, 2002, there were 27,055,788 outstanding shares of Class A common stock and 379,016 shares of Class B common stock.

Documents incorporated by reference:

Portions of the Proxy Statement for the registrant’s 2002 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1: BUSINESS

         Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis”, the “Company”, or as used in the context of “we”, “us” or “our”) is the leading independent specialty pharmaceutical company in the United States focusing primarily on the treatment of dermatologic, pediatric and podiatric conditions. We believe that annual United States pharmaceutical sales in these markets exceed $10 billion. Medicis has leading prescription products in a number of therapeutic categories, including acne, asthma, eczema, fungal infections, head lice, hyperpigmentation, photoaging, psoriasis, rosacea, seborrheic dermatitis, and skin and skin-structure infections.

         We currently offer 18 branded products. Our eight core brands, DYNACIN® (minocycline HCI), LOPROX® (ciclopirox), LUSTRA® (hydroquinone USP 4%), OMNICEF® (cefdinir) capsules, ORAPRED® (prednisolone sodium phosphate), OVIDE® (malathion), PLEXION® (sodium sulfacetamide/sulfur) and TRIAZ® (benzoyl peroxide) account for substantially all of our revenue. Most of our core brands enjoy market leadership in the markets in which they compete. Because of the significance of these brands to our business, we concentrate our selling and marketing efforts in promoting them to physicians in our target markets. We also sell a number of other products, all of which are profitable, but which are considered less critical to our business.

         Our dedicated sales force, consisting of approximately 175 employees, focuses on high prescribing dermatologists, pediatricians and podiatrists. Since a relatively small number of physicians are responsible for writing a majority of prescriptions, we believe that the size of our sales force is currently appropriate to reach our target physicians. Our dermatology and podiatric sales force consists of approximately 100 employees who regularly call on approximately 4,500 dermatologists and 2,500 podiatrists. Our pediatric sales force, which became part of Medicis following the merger with Ascent Pediatrics, Inc. (“Ascent”) in November 2001, consists of approximately 75 employees who call on approximately 12,000 pediatricians.

         We have built our business by successfully executing a four-part growth strategy. This strategy consists of growing existing core brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses.

         During the past five years, we have consummated a number of strategic mergers and product acquisitions. In November 2001, we expanded into the pediatric market through our merger with Ascent. Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with acute asthma and other inflammatory respiratory conditions. Following our merger with Ascent in November 2001, Medicis representatives began promoting several core dermatologic products to pediatricians, specifically, LOPROX®, OVIDE® and TRIAZ®, leading to significant acceptance of these brands in the pediatric community.

         During June 2002, we sold $400.0 million aggregate principal amount of our 2.5% Contingent Convertible Notes Due 2032 (the “Notes”) in a private transaction. The Notes are convertible, at the holders’ option, prior to the maturity date into shares of our Class A common stock if the market price of our Class A common stock or the trading price of the Notes reach certain thresholds, or if other specified circumstances occur. Approximately $142.5 million of the proceeds from this sale were used to repurchase shares of our Class A common stock, and the remainder of the proceeds from the Notes are expected to be used for repurchase of additional shares of our Class A common stock, potential acquisitions and general corporate purposes.

OUR PRODUCTS

         We currently offer 18 branded products. Our selling and marketing efforts are currently focused on our eight core brands, which account for substantially all of our revenue. The following chart details certain important features of our eight core brands:

Brand	Treatment	U.S. Market Impact

DYNACIN®	Oral treatment for severe acne	The number one branded minocycline product in the U.S., DYNACIN® capsules are available in a range of strengths for moderate to severe acne

LOPROX®	Topical treatment for certain fungal and yeast infections	A leading antifungal agent, including the only gel approved for seborrheic dermatitis

LUSTRA®	Topical patented treatments for ultraviolet- induced skin discoloration	The leading branded prescription topical treatment for skin discoloration

OMNICEF®	A patented oral treatment for skin and skin-structure infections	Superior kill rate compared to most frequently prescribed antibiotic for this indication

ORAPRED®	Oral treatment for children with acute asthma and other inflammatory respiratory conditions	The leading branded oral liquid corticosteroid, which utilizes a proprietary taste-masking system, is also indicated for severe contact dermatitis

OVIDE®	Topical treatment for head lice and their eggs	Highly effective against drug resistant head lice strains

PLEXION®	Topical treatments for rosacea and acne-related conditions	The only prescription cleanser indicated for the treatment of rosacea

TRIAZ®	Topical patented gel and cleanser treatments for acne	The leading branded prescription benzoyl peroxide product

PRESCRIPTION PHARMACEUTICALS

         Our principal branded pharmaceutical products are described below:

         DYNACIN® is an oral antibiotic, available in 50-mg., 75-mg. and 100-mg. dosage forms, and is prescribed for the treatment of severe acne. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, minocycline and doxycycline. Minocycline, the active ingredient in DYNACIN®, is widely prescribed for the treatment of acne for several reasons. It has a more convenient dosing schedule, one or two doses per day, as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline, including doxycycline, require ingestion on an empty stomach and have been reported to often cause gastric irritation. Moreover, the other forms of tetracycline may increase patient sensitivity to sunlight, creating a greater risk of sunburn. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Studies suggest that bacterial resistance to erythromycin, doxycycline and tetracycline exceeds 50%, while the bacteria showed virtually no resistance to minocycline. DYNACIN® was launched in fiscal 1993 with 50-mg. and 100-mg. dosage forms available. We launched DYNACIN® in 75-mg. dosage form in fiscal 1999.

         LOPROX® cream and topical suspension are both broad-spectrum prescription antifungal agents indicated for the topical treatment of tinea pedis, tinea corporis, tinea cruris, tinea versicolor and cutaneous candidiasis. LOPROX® works with a unique mode of action that has been shown to have fungistatic and fungicidal properties and enhanced penetration. We believe this unique mode of action makes LOPROX® an appropriate choice for topical treatment alone, or as concomitant treatment with an oral antifungal. For these reasons, we believe LOPROX® is a highly effective product to manage the often-complicated mix of organisms involved in tinea infections. In clinical trials, LOPROX® was shown to produce clinical improvement of 82% to 93% of subjects after a single week of treatment across the range of cutaneous mycoses. The most frequently prescribed topical antifungal products in addition to LOPROX® include Spectazole®, Nizoral®, Oxistat® and Lotrisone® (steroid/antifungal combination). In addition to the cream and topical suspension formulations of LOPROX®, we market LOPROX® Gel for the treatment of seborrheic dermatitis and fungal infections. Currently, LOPROX® Gel is the only gel approved in the United States for seborrheic dermatitis.

         LUSTRA®, LUSTRA-AF® and ALUSTRA® are internally developed, topical therapies prescribed for the treatment of ultraviolet-induced skin discolorations and hyperpigmentation usually associated with the use of oral contraceptives, pregnancy, hormone replacement therapy, sun damage and superficial trauma. LUSTRA®, LUSTRA-AF® and ALUSTRA® contain 4% hydroquinone in patented vehicles containing glycolic acid in an anti-oxidant complex. LUSTRA® is second in market share only to LUSTRA-AF®, the leading branded prescription topical treatment for dyschromia and hyperpigmentation. LUSTRA® competes with products such as Tri-Luma™, a product launched in 2002 by Galderma. We launched LUSTRA® in fiscal 1998. LUSTRA-AF® contains broad-spectrum UVA and UVB sunscreen agents and was launched in fiscal 1999. ALUSTRA® contains retinol and was launched in fiscal 2001.

         OMNICEF® is promoted to dermatologists and podiatrists pursuant to an exclusive license agreement with Abbott Laboratories (“Abbott”). OMNICEF® is indicated for the treatment of skin and skin-structure infections. Studies show that OMNICEF® has superior pathogen eradication rates versus cephalexin, the most frequently prescribed antibiotic for uncomplicated skin and skin-structure infections. Since May 2001, we have promoted OMNICEF® capsules in the U.S. market to dermatologists and podiatrists. In return, we receive commission revenue from Abbott based on prescriptions generated in these categories. Our agreement with Abbott expires in 2013.

         ORAPRED® is an oral solution for the treatment of acute asthma in children. ORAPRED® offers proprietary taste-masking technology in a dosage strength generally preferred by physicians. ORAPRED® was launched in January 2001 by Ascent. Studies show that a drug’s unpleasant taste is a barrier to compliance and lack of compliance interferes with positive treatment outcomes. We believe the taste of ORAPRED® encourages patient compliance.

         OVIDE® lotion is indicated for the treatment of head lice and their eggs. A growing body of evidence indicates that significant levels of head lice are frequently resistant to currently available over-the-counter treatments like Nix® and Rid®. OVIDE® is a prescription alternative to the over-the-counter treatments, offering both an excellent kill rate and ovicidal activity. In addition, in controlled clinical studies, OVIDE® demonstrated residual activity with 90.4% of patients still lice-free seven days after treatment. OVIDE® is one of two prescription pediculicides available in the United States. The other product, lindane, is approved only for patients who have either failed to respond to adequate doses or are intolerant of other approved therapies. We introduced OVIDE® in fiscal 1999.

         PLEXION®, PLEXION TS® and PLEXION SCT® are internally developed cleanser and topical therapies for the treatment of rosacea and acne-related conditions. Rosacea is a chronic skin condition causing inflammation and redness of the face. PLEXION® is designed to be used in conjunction with other prescription rosacea therapies. The active ingredients in our PLEXION® products are sodium sulfacetamide and sulfur. PLEXION®, the first and only prescription cleanser indicated for the treatment of rosacea, was launched in fiscal 2000. The topical acne rosacea market is comprised of products such as MetroGel®, MetroCream® and MetroLotion®. PLEXION TS®, a gentle topical suspension treatment for acne, was launched in fiscal 2001. In addition, during fiscal 2002 we launched PLEXION SCT®, a short contact therapy which includes a silicia base that helps remove impurities from the hair follicles.

         TRIAZ®, a patented, internally developed topical therapy prescribed for the treatment of numerous forms and varying degrees of acne, is available as a gel or cleanser in three concentrations. While other topical acne treatments, including Cleocin-T®, Benzamycin®and BenzaClin®,are generally effective, TRIAZ® offers advantages over each product, including improved stability, greater convenience of use, reduced cost and fewer side effects. TRIAZ® products are manufactured using the active ingredient benzoyl peroxide in a patented vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. We believe glycolic acid enhances the effectiveness of benzoyl peroxide by exfoliating the outer layer of the skin and that zinc lactate reduces the appearance of inflammation and irritation often associated with acne. We introduced TRIAZ® in fiscal 1996.

PRODUCTS IN DEVELOPMENT

         We have developed and obtained rights to pharmaceutical agents in various stages of development. We have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. Over the next four years, our objective is to launch one new product annually through our research and development efforts. As a result of our increasing financial strength, we have begun adding long-term projects to our development pipeline and may add longer-term projects with inherently greater risk in the future. Historically, we have supplemented our research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies.

         Our research and development costs for sponsored and unreimbursed co-sponsored pharmaceutical projects for fiscal 2002, 2001 and 2000 were $15.1 million, $25.5 million, and $4.9 million, respectively. Research and development costs for fiscal 2002 include $7.7 million paid to aaiPharma, Inc. (“aaiPharma”) for the development, commercialization and license of a key dermatologic product, under an agreement entered into in June 2002. In addition to the initial payment of $7.7 million, the agreement includes potential future payments due to aaiPharma upon the successful completion of various development milestones. Successful completion of these development milestones will result in future charges to research and development expense which could total as much as $8.1 million. Research and development costs for fiscal 2001 include $17.0 million paid to Corixa Corporation (“Corixa”) for a development, commercialization and license agreement covering Corixa’s novel psoriasis immunotherapeutic product, PVAC™. Under the terms of the agreement, there are additional potential development milestone payments of $35.0 million and potential commercialization and cumulative net sales threshold milestone payments of $55.0 million. Under the terms of the agreement, Corixa is responsible for the development and approval of the product and Medicis is responsible for post-approval sales and marketing.

         On May 10, 2001, Abbott and Medicis entered into an exclusive agreement for Medicis to promote OMNICEF® capsules. OMNICEF®, a cephalosporin antibiotic, is for the treatment of uncomplicated skin and skin structure infections. Medicis will promote OMNICEF® in the U.S. market to dermatologists and podiatrists and will receive revenue generated in these categories on a per prescription filled basis. Abbott will continue to promote OMNICEF® to primary care physicians and pediatricians. The agreement expires in 2013.

SALES AND MARKETING

         Our dedicated sales force, consisting of approximately 175 employees, focuses on high prescribing dermatologists, pediatricians and podiatrists. Since a relatively small number of physicians are responsible for writing a majority of prescriptions, we believe that the size of our sales force is currently appropriate to reach our target physicians. Our dermatology and podiatric sales force consists of approximately 100 employees who regularly call on approximately 4,500 dermatologists and 2,500 podiatrists. Our pediatric sales force, which became part of Medicis following the merger with Ascent, consists of approximately 75 employees who call on approximately 12,000 pediatricians. Since the merger, the Ascent sales force has introduced three of our core dermatological brands to high prescribing pediatricians.

         We cultivate relationships of trust and confidence with the high prescribing dermatologists, pediatricians and podiatrists in the U.S. In addition, we use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites.

         We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth and market share achievement.

WAREHOUSING AND DISTRIBUTION

         We utilize an independent national warehousing corporation to store and distribute our products from primarily two regional warehouses in Nevada and Georgia, as well as additional warehouses in New Jersey and Maryland. Upon the receipt of a purchase order through electronic data input (“EDI”), phone, mail or facsimile, the order is processed into our inventory systems. An inventory picking sheet is then automatically placed via EDI to the most efficient warehouse location for shipment, usually within 24 hours, to the customer placing the order. Upon shipment, the warehouse sends back to us via EDI the necessary information to automatically process the invoice in a timely manner.

CUSTOMERS

         Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc. (“Cardinal”), McKesson Corporation (“McKesson”), Quality King Distributors (“Quality King”), AmerisourceBergen Corporation (“AmerisourceBergen”) and other major drug chains. During the last three fiscal years, these customers accounted for the following portions of our net revenues:

	Fiscal 2002	Fiscal 2001	Fiscal 2000

Quality King	26.7%	10.3%	11.3%

Cardinal	22.4%	22.2%	21.0%

McKesson	19.4%	18.0%	18.1%

AmerisourceBergen	11.1%	*	10.2%

*	less than 10.0%

MANUFACTURING

         We currently outsource all of our manufacturing needs and we are required by the FDA to contract only with manufacturers that comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. Typically our manufacturing contracts are short-term. We review our manufacturing arrangements on a regular basis and assess the viability of alternative manufacturers if our current manufacturers are unable to fulfill our needs.

         Watson Pharmaceuticals, Inc. (“Watson”) manufactures our DYNACIN® branded products in compliance with our specifications and quality standards pursuant to a supply agreement. Under this agreement, Watson manufactures DYNACIN® for sale in the branded market exclusively for us, but may manufacture and sell minocycline for itself or others as a generic product. Watson currently manufactures minocycline for the generic market under its own label. Our supply agreement expires in December 2003.

         Our LUSTRA®, PLEXION® and TRIAZ® branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that automatically renews on an annual basis.

         Our LOPROX® cream and gel branded products are manufactured by Aventis S.A. in accordance with a supply agreement that expires in December 2003. Our LOPROX® topical suspension branded product is manufactured by DPT Lakewood on a purchase order basis.

         Our ORAPRED® branded product is manufactured by Lyne Laboratories in accordance with a supply agreement that expires in 2006.

         Our OVIDE® branded product is manufactured by DPT Lakewood on a purchase order basis.

         Our OMNICEF® branded product, which we promote through a license agreement, is manufactured by Abbott. The license agreement expires in 2013.

LICENSE AND ROYALTY AGREEMENTS

         Pursuant to license agreements with third parties, we have acquired rights to manufacture, use or market certain of our existing products, as well as many of our proposed products and technologies. Such agreements typically contain provisions requiring us to use our best efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements and may be canceled upon our failure to perform our payment or other obligations. In addition, we have licensed certain rights to manufacture, use and sell certain of our technologies outside the United States and Canada to various licensees.

TRADEMARKS, PATENTS, AND PROPRIETARY RIGHTS

         We believe that trademark protection is an important part of establishing product and brand recognition. We own a number of registered trademarks and trademark applications and have acquired the rights to several trademarks by license. U.S. federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce.

         We have obtained a number of patents covering key aspects of certain of our products, including a U.S. patent expiring in August 2004 covering BUPHENYL®, a U.S. patent expiring in October 2015 covering various formulations of TRIAZ® and a U.S. patent expiring in August 2017 covering our LUSTRA® branded products. We are also pursuing several U.S. and foreign patent applications.

         We rely and expect to continue to rely upon unpatented proprietary know-how and technological innovation in the development and manufacture of many of our principal products. Our policy is to require all our employees, consultants and advisors to enter into confidentiality agreements with us.

COMPETITION

         The pharmaceutical industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals, such as for our core brands.

         Many of our competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists, pediatricians and podiatrists.

         Several of our core brands compete with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers.

GOVERNMENT REGULATION

         The manufacture and sale of cosmetics and drugs are subject to regulation principally by the FDA and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”) and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. The Food and Drug Act and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. In general, products falling within the FDA’s definition of “new drugs” require premarketing clearance by the FDA. Products falling within the FDA’s definition of “cosmetics” or of “drugs” that are not “new drugs” and that are generally recognized as “safe and effective” do not require premarketing clearance.

         The steps required before a “new drug” may be marketed in the United States include (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an Investigational New Drug (or “IND”) application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application (or “NDA”) and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

         Preclinical testing is generally conducted on laboratory animals to evaluate the potential safety and the efficacy of a drug. The results of these studies are submitted to the FDA as a part of an IND application, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

         In general, FDA approval is required before a new drug product may be marketed in the United States. However, most over-the-counter drugs are exempt from the FDA’s premarketing approval requirements. In 1972, the FDA instituted the ongoing over-the-counter Drug Review to evaluate the safety and effectiveness of over-the-counter drug ingredients then in the market. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for over-the-counter drug ingredients that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. Over-the-counter drug ingredients are classified by the FDA in one of three categories: Category I ingredients which are deemed “safe and effective for over-the-counter use;” Category II ingredients which are deemed “not generally recognized as safe and effective for over-the-counter use;” and Category III ingredients which are deemed “possibly safe and effective with studies ongoing.” Based upon the results of these ongoing studies, the FDA may reclassify all Category III ingredients as Category I or Category II ingredients. For certain categories of over-the-counter drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are subject to various FDA regulations concerning, for example, cGMP, general and specific over-the-counter labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. Over-the-counter drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

         The active ingredients in LOPROX® and OVIDE® have been approved by the FDA under an NDA. The active ingredients in DYNACIN® and ORAPRED® have been approved by the FDA under an ANDA. The active ingredient in the TRIAZ® products has been classified as a Category III ingredient under a tentative final FDA monograph for over-the-counter use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (or “NDMA”), a trade association of over-the-counter drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in the TRIAZ® products, is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which we sell on a prescription basis, have the same ingredients at the same dosage levels as the over-the-counter products. When the FDA issues the final monograph, we may be required by the FDA to sell TRIAZ® as an over-the-counter drug unless we file an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against us and could have a material adverse effect on our business, financial condition and results of operations.

         Our LUSTRA® branded products contain the active ingredient hydroquinone at a 4% concentration. Independent expert dermatologists have formally expressed the view that hydroquinone is generally recognized as safe and effective for its intended use. In 1992, with the concurrence of the FDA, the industry initiated dermatological metabolism and toxicity studies to fully support hydroquinone’s continued Category I status. Notwithstanding the pendency or results of these tests, the FDA may elect to classify hydroquinone as a Category III ingredient. If hydroquinone is not maintained as a Category I or Category III ingredient, we would be required to cease marketing the LUSTRA® branded products and could be subject to product liability claims. An adverse decision by the FDA on the safety of hydroquinone could harm our business, financial condition and results of operations.

         Our TRIAZ® and LUSTRA® branded products must meet the composition and labeling requirements established by the FDA for products containing their respective basic ingredients. We believe that compliance with those established standards avoids the requirement for premarketing clearance of these products. There can be no assurance that the FDA will not take a contrary position. Our PLEXION® branded products, which contain the active ingredients sodium sulfacetamide and sulfur, are marketed under the FDA compliance policy entitled “Marketed New Drugs without Approved NDAs or ANDAs.”

         We believe that certain of our products, as they are promoted and intended by us for use, are exempt from being considered “new drugs” based upon the introduction date of their active ingredients and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or withdraw such products from the market. We believe that these products are subject to regulations governing product safety, use of ingredients, labeling, promotion and manufacturing methods.

         We also will be subject to foreign regulatory authorities governing clinical trials and pharmaceutical sales if we seek to market our products outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. There can be no assurance that any foreign regulatory agency will approve any product we submit for review.

EMPLOYEES

         At June 30, 2002, we had 279 full-time employees. We believe our relationship with our employees is good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our discussion and analysis in this report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “intend,” “will”, “plan,” “believe” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

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

RISKS RELATED TO OUR BUSINESS

We Derive A Majority Of Our Prescription Volume From Our Core Branded Products, And Any Factor Adversely Affecting The Prescription Volume Related To These Products Could Harm Our Business, Financial Condition And Results Of Operations

         We derive a majority of our prescription volume from our core branded products. We believe that the prescription volume of our core branded products will constitute the majority of our prescription volume for the foreseeable future. Accordingly, any factor adversely affecting our prescription volume related to our core products, individually or collectively, could harm our business, financial condition and results of operations. Many of our core branded products are subject to generic competition currently or may be in the near future. Each of our core branded products could be rendered obsolete or uneconomical by regulatory or competitive changes. Prescription volume related to our core branded products could also be adversely affected by other factors, including:

•	manufacturing or supply interruptions;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our core branded products;

•	marketing or pricing actions by one or more of our competitors;

•	legal or regulatory action by the FDA and other government regulatory agencies;

•	changes in the prescribing practices of dermatologists, pediatricians and / or podiatrists;

•	restrictions on travel affecting the ability of our sales force to market to prescribing physicians in person;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies;

•	product liability claims; and

•	the outcome of disputes relating to trademarks, patents, license agreements and other rights.

Our Operating Results And Financial Condition May Fluctuate

         Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties which may arise. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	development of new competitive products by others;

•	the mix of products that we sell during any time period;

•	our responses to price competition;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting, securities, tax, or corporate responsibility rules, policies, regulations or laws;

•	disposition of non-core products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;

•	seasonality of demand for our products; and

•	our level of research and development activities.

We Depend Upon Our Key Personnel And Our Ability To Attract, Train, And Retain Employees

         Our success depends significantly on the continued individual and collective contributions of our senior management team. We have not entered into employment agreements with any of our key managers, with the exception of our Chairman and Chief Executive Officer. The loss of the services of any member of our senior management or the inability to hire and retain experienced management personnel could harm our operating results. In addition, our future success depends on our ability to hire, train and retain skilled employees. Competition for these employees is intense.

We May Not Be Able To Identify And Acquire Products, Technologies And Businesses On Acceptable Terms, If At All, Which May Constrain Our Growth

         Our strategy for continued growth includes the acquisition of products, technologies and businesses. These acquisitions could involve acquiring other pharmaceutical companies’ assets, products or technologies. In addition, we may seek to obtain licenses or other rights to develop, manufacture and distribute products. We cannot be certain that we will be able to identify suitable acquisition or licensing candidates or if any will be available on acceptable terms. Other pharmaceutical companies, with greater financial, marketing and sales resources than we have, have also tried to grow through similar acquisition and licensing strategies. Because of their greater resources, our competitors may be able to offer better terms for an acquisition or license than we can offer, or they may be able to demonstrate a greater ability to market licensed products.

We May Not Be Able To Achieve The Anticipated Benefits Of Our Recent Merger With Ascent

         In November 2001, we completed our merger with Ascent for consideration of approximately $60.0 million in cash plus up to an additional $10.0 million per year for each of the first five years following closing based upon reaching certain sales threshold milestones on Ascent’s products. We market, through the Ascent sales force, a leading pediatric product for the treatment of acute asthma as well as other core dermatological products.

         We expect that the transaction will result in opportunities for economies of scale and operating efficiencies. We will not be able to achieve the benefits of the Ascent merger unless we are able to continue to integrate the operations of Ascent. We cannot assure you that this will occur. In addition, the consolidation of operations requires substantial attention from management. Any diversion of management’s attention and any difficulties encountered in the transition and integration process could prevent us from achieving the cost savings and other benefits anticipated to result from the Ascent transaction.

Our Continued Growth Depends Upon Our Ability To Develop New Products

         We have internally developed potential pharmaceutical compounds and agents. We also have acquired the rights to certain potential compounds and agents in various stages of development. We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require significant commitments of personnel and financial resources. Due to the limited financial resources available for research and development, we cannot assure you that we will be able to develop a product or technology in a timely matter, or at all. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred.

         We reevaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. We cannot assure you that any product we are researching or developing will ever be successfully released to the market. If we fail to take a product or technology from the development stage to market on a timely basis, we may incur significant expenses without a near-term financial return.

         We have in the past, and may in the future, supplement our internal research and development by entering into research and development agreements with other pharmaceutical companies. We may, upon entering into such agreements, be required to make significant up-front payments to fund the project. We cannot be sure, however, that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us in the future. If we are unable to enter into additional research partnership arrangements, we may incur additional costs to continue research and development internally or abandon certain projects. Even if we are able to enter into collaborations, we cannot assure you that these arrangements will result in successful product development or commercialization.

We Depend On Licenses From Others, And Any Loss Of Such Licenses Could Harm Our Business, Market Share And Profitability

         We have acquired the right to manufacture, use and / or market certain products, including certain of our core products. We also expect to continue to obtain licenses for other products and technologies in the future. Our license agreements generally require us to develop a market for the licensed products. If we do not develop these markets, the licensors may be entitled to terminate these license agreements.

         We cannot be certain that we will fulfill all of our obligations under any particular license agreement for any variety of reasons, including insufficient resources to adequately develop and market a product, and lack of market development despite our diligence and lack of product acceptance. Our failure to fulfill our obligations could result in the loss of our rights under a license agreement.

         Our inability to continue the distribution of any particular licensed product could harm our business, market share and profitability. Also, certain products we license are used in connection with other products we own or license. A loss of a license in such circumstances could materially harm our ability to market and distribute these other products.

         Our growth and acquisition strategy depends upon the successful integration of licensed products with our existing products. Therefore, any loss, limitation or flaw in a licensed product could impair our ability to market and sell our products, delay new product development and introduction, and / or harm our reputation. These problems, individually or together, could harm our business and results of operation.

We Depend On A Limited Number Of Customers, And If We Lose Any Of Them, Our Business Could Be Harmed

         Our customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Quality King, Cardinal, McKesson, AmerisourceBergen, and major drug chains. During fiscal 2002, Quality King, Cardinal, McKesson and AmerisourceBergen accounted for 26.7%, 22.4%, 19.4% and 11.1%, respectively, of our net revenues. The loss of any of these customers’ accounts or a reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our larger customers.

         The distribution network for pharmaceutical products has, in recent years, been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to our company, cause a reduction in the inventory levels of distributors and retailers, or otherwise result in reductions in purchases of our products, any of which could harm our business, financial condition and results of operations.

We Rely On Others To Manufacture Our Products

         Currently, we outsource all of our product manufacturing needs and do not manufacture any of our products. Typically, our manufacturing contracts are short-term. We are dependent upon renewing agreements with our existing manufacturers or finding replacement manufacturers to satisfy our requirements. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to outsource the manufacturing of our products on reasonable or acceptable terms. In addition to our manufacturing agreements, we outsource the manufacture of OVIDE® on a purchase order basis.

         The underlying cost to us for manufacturing our products is established in our agreements with these outside manufacturers. Because of the short-term nature of these agreements, our expenses for manufacturing are not fixed and could change from contract to contract. If the cost of production increases, our gross margins could be negatively affected.

         In addition, we rely on outside manufacturers to provide us an adequate and reliable supply of our products on a timely basis. Any loss of a supplier or any difficulties that arise in the supply chain could significantly affect our inventories and supply of products available for sale. In some cases, we do not have alternative sources of supply for our products. In the event our primary suppliers are unable to fulfill our requirements for any reason, it could reduce our sales, margins and market share, as well as harm our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our revenues and market share could decrease and, correspondingly, our profitability could decrease.

         Under our supply agreements, with certain exceptions, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA’s regulations, including the cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to 12 months, which may mitigate the harm to us from the interruption of the manufacturing of our largest selling products caused by certain events, the loss of a manufacturer could still cause a reduction in our sales, margins and market share, as well as harm our overall business and financial results.

Our Reliance On Third-Party Manufacturers And Suppliers Can Be Disruptive To Our Inventory Supply

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

         We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This in turn could cause a loss of our market share and reduce our revenues.

         We cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products including:

•	timing, scheduling and prioritization of production by our current manufacturers;

•	labor interruptions;

•	changes in our sources for manufacturing;

•	the timing and delivery of domestic and international shipments;

•	our failure to locate and obtain replacement manufacturers as needed on a timely basis; and

•	conditions affecting the cost and availability of raw materials.

         We estimate customer demand for our products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. These data are extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production; underestimates may result in inadequate supply of our products in channels of distribution.

         We sell our products primarily to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, approximately 80% of our revenues are derived from four major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers, using historical prescription information and historical purchase patterns, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of our products. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid spot outages. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.

         We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our products, consistent with a health care provider’s prescription. Because many of the our products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. Such availability strongly reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce.

         We cannot control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchase requirements of our major customers, which, presumably, are based upon their projected demand levels. Purchases by any given customer, during any given measurement period, may be above or below actual prescription volumes of one or more of our products during the same measurement period, resulting in increases or decreases in product inventory existing in the distribution channel, which are managed presumably in accordance with such customer’s business practices.

Fluctuations In Demand For Our Products Create Inventory Maintenance Uncertainties

         We typically experience greater revenues and, correspondingly, greater income during the last month of each fiscal quarter. We attempt to match our expenditures for inventory with these historical fluctuations in demand. However, if these demand patterns change or we experience even a short delay in delivery of inventory, revenue could be deferred or even lost if products are unavailable to meet peak demand. A deferral of revenue to a later period, or the loss of revenue completely, could cause significant period-to-period fluctuations in our operating results, as a significant portion of our operating expenses are fixed in the short term. These fluctuations could result in our not meeting earnings expectations or result in operating losses for a particular period.

Our Success Depends On The Management Of Recent And Future Growth

         We recently experienced a period of rapid growth from both acquisitions and internal expansion of our operations. This growth has placed significant demands on our human and financial resources. We must continue to improve our operational, financial and management information controls and systems and effectively motivate, train and manage our employees to properly manage this growth. Even if these steps are taken, we cannot be sure that our recent acquisitions will be assimilated successfully into our business operations. If we do not manage this growth effectively, maintain the quality of our products despite the demands on our resources and retain key personnel, our business could be harmed.

If We Are Unable To Protect Our Intellectual Property and Proprietary Rights, Our Business Could Suffer

         We believe that the protection of our trademarks and service marks is an important factor in product recognition and in our ability to maintain or increase market share. If we do not adequately protect our rights in our various trademarks and service marks from infringement, their value to us could be lost or diminished. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to stop using those marks and, as a result, we could lose the value of those marks and could be liable for damages caused by an infringement.

         The patents and patent applications in which we have an interest may be challenged as to their validity or enforceability. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial. Such litigation also could require a substantial commitment of our management’s time.

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

         The ownership of a patent or an interest in a patent does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our technology. We only conduct patent searches to determine whether our products infringe upon any existing patents when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights. A claim or finding of infringement regarding one of our products could harm our business, financial condition and results of operations. The costs of responding to infringement claims could be substantial and could require a substantial commitment of our management’s time.

         The expiration of patents may expose our products to additional competition. For example, our patent covering BUPHENYL® expires in 2004.

         We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in developing and manufacturing many of our core products. We require all of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking or disclosing our proprietary information and technology. Nevertheless, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

If We Become Subject To Product Liability Claims, Our Earnings And Financial Condition Could Suffer

         We are exposed to risks of product liability claims from allegations that our products resulted in adverse effects to the patient or others. These risks exist even with respect to those products that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA.

         In addition to our desire to reduce the scope of our potential exposure to these types of claims, many of our customers require us to maintain product liability insurance as a condition of conducting business with us. We currently carry product liability insurance in the amount of $50.0 million per claim and $50.0 million in the aggregate on a claims-made basis. Nevertheless, this insurance may not be sufficient to cover all claims made against us. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. If we are liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could cause our earnings and financial condition to suffer.

We Selectively Outsource Certain Non-Sales And Non-Marketing Services, And Cannot Assure You That We Will Be Able To Obtain Adequate Supplies Of Such Services On Acceptable Terms

         To enable us to focus on our core marketing and sales activities, we selectively outsource certain non-sales and non-marketing functions, such as laboratory research, manufacturing and warehousing. As we expand our activities in these areas, additional financial resources are expected to be utilized. We typically do not enter into long-term manufacturing contracts with third party manufacturers. Whether or not such contracts exist, we cannot assure you that we will be able to obtain adequate supplies of such services or products in a timely fashion, on acceptable terms, or at all.

Our Reported Earnings Per Share May Be More Volatile Because Of The Conversion Contingency Provision In Our Recent Offering of Notes

         In June 2002 we sold Contingent Convertible Senior Notes, due in 2032 (the “Notes”), in the amount of $400.0 million. Included in the terms of the Notes is a provision that allows the holders of the Notes to convert the Notes into our Class A common stock during any quarter commencing after June 30, 2002, if the closing sale price of our Class A common stock reaches certain milestone thresholds. Until this contingency is met, the shares underlying the Notes are not included in the calculation of basic or fully diluted earnings per share. Should this contingency be met, earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the earnings per share calculation. Volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

We May Not Be Able To Repurchase The Notes When Required To

         On June 4, 2007, 2012 and 2017 and upon the occurrence of a change in control, holders of the Notes may require us to offer to repurchase their Notes for cash. We may not have sufficient funds at the time of any such events to make the required repurchases.

         The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We cannot assure you, however, that sufficient funds will be available at the time of any such events to make any required repurchases of the Notes tendered. Furthermore, the use of available cash to fund the repurchase of the Notes may impair our ability to obtain additional financing in the future.

RISKS RELATED TO OUR INDUSTRY

The Growth Of Managed Care Organizations, Other Third-Party Reimbursement Policies, State Regulatory Agencies And Retailer Fulfillment Policies May Harm Our Pricing, Which May Reduce Our Market Share And Margins

         Our operating results and business success depend in large part on the availability of adequate third-party payor reimbursement to patients for our prescription-brand products. These third-party payors include governmental entities such as Medicaid, private health insurers and managed care organizations. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to them and the pharmacy benefit managers that serve many of these organizations has become important to our business.

         Managed care organizations and other third party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. We cannot be certain that the reimbursement policies of these entities will be adequate for our branded pharmaceutical products to compete on a price basis. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be harmed, as could our overall business and financial condition.

         Some of our products are not of a type generally eligible for reimbursement. It is possible that products manufactured by others could address the same effects as our products and be subject to reimbursement. If this were the case, some of our products may be unable to compete on a price basis. In addition, decisions by state regulatory agencies, including state pharmacy boards, and / or retail pharmacies may require substitution of generic for branded products, may prefer competitors’ products over our own, and may impair our pricing and thereby constrain our market share and growth.

         Managed care initiatives to control costs have influenced primary-care physicians to refer fewer patients to dermatologists and other specialists. Further reductions in these referrals could reduce the size of our potential market, and harm our business, financial condition and results of operation.

Obtaining FDA And Other Regulatory Approvals Is Time Consuming And Expensive

         The process of obtaining FDA and other regulatory approvals is time consuming and expensive. Clinical trials are required and the marketing and manufacturing of pharmaceutical products are subject to rigorous testing procedures. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture and market any of the products we develop, acquire or license. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could significantly harm our business performance and financial results. Even if pre-marketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as:

•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibiting of the sale of all products from the same lot;

•	suspending manufacturing;

•	switching status from prescription to over-the-counter drug;

•	recalling products; and

•	withdrawing marketing clearance

         In their regulation of advertising, the FDA and FTC from time to time issue correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices could result in the following:

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

We Are Subject To Extensive Governmental Regulation

         Pharmaceutical companies are subject to significant regulation by a number of national, state and local agencies. The FDA has jurisdiction over all of our business and administers requirements covering testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. In addition, the FTC and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. Failure to comply with applicable regulatory requirements could, among other things, result in:

•	fines;

•	changes to advertising;

•	suspensions of regulatory approvals of products;

•	product recalls;

•	delays in product distribution, marketing and sale; and

•	civil or criminal sanctions.

         Our prescription and over-the-counter products receive FDA review regarding their safety and effectiveness. However, the FDA is permitted to revisit and change its prior determinations. We cannot be sure that the FDA will not change its position with regard to the safety or effectiveness of our products. If the FDA’s position changes, we may be required to change our labeling or formulations, or cease to manufacture and market the challenged products. Even prior to any formal regulatory action, we could voluntarily decide to cease distribution and sale or recall any of our products if concerns about the safety or effectiveness develop.

         Before marketing any drug that is considered a “new drug” by the FDA, the FDA must provide its pre-marketing approval of the product. All products which are considered drugs which are not “new drugs” and that generally are recognized by the FDA as safe and effective for use do not require the FDA’s pre-marketing approval. We believe that some of our products, as they are promoted and intended for use, are exempt from treatment as “new drugs” and are not subject to pre-marketing approval by the FDA. The FDA, however, could take a contrary position and we could be required to seek FDA approval of those products and the marketing of those products. We could also be required to withdraw those products from the market.

         In recent years, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines, restrictions on access to certain products and mandatory substitution of generic for branded products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

We Face Significant Competition Within Our Industry

         The pharmaceutical industry is highly competitive. Competition in our industry occurs on a variety of fronts, including:

•	developing and bringing new products to market before others;

•	developing new technologies to improve existing products;

•	developing new products to provide the same benefits as existing products at less cost; and

•	developing new products to provide benefits superior to those of existing products.

         Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include Aventis, Bristol-Myers Squibb, Galderma, GlaxoSmithKline, ICN Pharmaceuticals, Johnson & Johnson, Pfizer, Pharmacia, Schering-Plough, Wyeth and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability to undertake more extensive research and development, marketing and pricing policy programs. It is possible that our competitors may develop new or improved products to treat the same conditions as our products or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. These competitors also may develop products which make our current or future products obsolete. Any of these events could significantly harm our business and financial results, including reducing our market share and gross margins.

         We sell and distribute both prescription brands and over-the-counter products. Each of these products competes with products produced by others to treat the same conditions. Several of our prescription products, compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations try to encourage the use of these less expensive generic brands through their prescription benefits coverages and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could cause us to lose market share or force us to reduce our gross margins in response.

ITEM 2: PROPERTIES

         We presently occupy approximately 49,000 square feet of office space in Scottsdale, Arizona, at an average annual expense of $1.3 million, under a lease agreement that expires in February 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $1.4 million, $1.4 million and $1.0 million for fiscal 2002, 2001 and 2000, respectively. We intend to obtain additional office space within the next two years.

         Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2005.

ITEM 3: LEGAL PROCEEDINGS

         On November 9, 2001, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. We believe that the claims of the Triumph group are without merit and we intend to vigorously contest and defend this suit.

         We and certain of our subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others.

         We believe that the ultimate outcome based on the information available to the Company with respect to any of these matters is either covered by insurance and/or established reserves, or in some cases rights of offset, and in the aggregate, should not have a material adverse effect on our business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on our business, financial condition and results of operations, or that we will be able to realize the full amount of any indemnification obligation that any person may have to us or that any such indemnification will adequately cover any liability.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Dividend Policy

         Medicis has never declared a cash dividend. Medicis intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

         Medicis’ Class A common stock trades on the New York Stock Exchange under the symbol “MRX”. The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for the Class A common stock of the Company on the New York Stock Exchange:

	HIGH	LOW

FISCAL YEAR ENDED JUNE 30, 2002

First Quarter	$54.95	$41.80

Second Quarter	64.60	48.60

Third Quarter	64.59	52.40

Fourth Quarter	55.75	40.27

FISCAL YEAR ENDED JUNE 30, 2001

First Quarter	$67.75	$50.13

Second Quarter	74.75	45.63

Third Quarter	62.75	31.00

Fourth Quarter	58.35	42.75

         On September 18, 2002, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $41.13 per share. As of such date, there were approximately 240 holders of record of Class A common stock.

Recent Sales of Unregistered Securities

         On July 26, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission under the Securities Act relating to (i) the Notes and (ii) 6,844,681 shares of our Class A common stock issuable upon the conversion of the Notes.

         On June 4, 2002 and June 10, 2002, we sold $400.0 million aggregate principal amount of our 2.5% Contingent Convertible Notes Due 2032 in private transactions to persons reasonably believed to be qualified institutional buyers as defined by Rule 144A under the Securities Act. The Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. We accrued approximately one month of interest expense as of June 30, 2002. We also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Notes reaches certain thresholds. The Notes will mature on June 4, 2032.

         We may redeem some or all of the Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest. Holders of the Notes may require us to repurchase all or a portion of their Notes due June 4, 2007, 2012 and 2017, and upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.

         The Notes are convertible, at the holders’ option, prior to the maturity dates into shares of our Class A common stock in the following circumstances:

•	during any quarter commencing after June 30, 2002, if the closing price of our Class A common stock over a specified number of trading days during the previous quarter is more than 110% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $58.10 per share, which is equal to a conversion rate of approximately 17.217 shares per $1,000 principal amount of Notes, subject to adjustment;

•	if we have called the Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the Notes; or

•	upon the occurrence of specified corporate transactions.

         The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of our securities and do not contain any financial covenants.

         These private transactions were completed in reliance on the Section 4 (2) exemptions of the Securities Act of 1933, as amended, for transactions not involving a public offering and pursuant to Rule 144A promulgated under the Securities Act. In each of the transactions for which Medicis asserts exemption from registration, the purchaser executed some form of written subscription offer or agreement that contained representations concerning the unregistered nature of the securities, its access to full information regarding Medicis and the Notes and its understanding regarding the restrictions on transfer of the Notes.

         In February 2002, we issued 43,946 shares of Class A common stock upon the conversion of 43,946 shares of Class B common stock by a shareholder who was not an officer, director or 5% or greater shareholder of Medicis. The conversion was pursuant to the terms of the Class B common stock and did not result in the receipt of additional cash consideration by Medicis. The shares of Class B common stock converted in the transaction were originally issued to the shareholder in October 1988. As a consequence of this conversion, the number of outstanding shares of Class B common stock decreased from 422,962 shares to 379,016 shares at June 30, 2002.

         ITEM 6: SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the consolidated financial statements of Medicis for the fiscal years 2002, 2001, 2000, 1999 and 1998. The comparability of the years presented is impacted by certain product rights and business acquisitions. All business acquisitions were accounted for under the purchase method and accordingly, the results of operations reflect the financial results of each business acquisition from the date of the acquisition. Certain business acquisitions resulted in the write-off of in-process research and development resulting from a valuation. Gross profit does not include amortization of the related intangibles.

	JUNE 30,

	2002		2001		2000	1999		1998

			(in thousands, except per share amounts)
Statements of Operations Data:

Net revenues	$212,807		$167,802		$139,099	$116,871		$77,571

Gross profit	177,042		137,105		113,187	95,236		63,592

Operating expenses:

Selling, general and administrative	77,314		59,508		45,404	38,219		27,424

Research and development	15,132	(a)	25,515	(b)	4,903	3,396		2,885

In-process research and development	6,217		—		—	9,500		35,400

Depreciation and amortization	7,928		8,261		7,374	5,810		2,903

Total operating expenses	106,591		93,284		57,681	56,925		68,612

Operating income (loss)	70,451		43,821		55,506	38,311		(5,020)

Other:

Gain on sale of assets	—		—		—	17,650	(c)	—

Net interest income	8,533		15,504		11,876	9,678		7,037

Income tax expense	(28,960)		(18,905)		(24,388)	(24,202)		(14,424)

Net income (loss)	$50,024		$40,420		$42,994	$41,437		$(12,407)

Basic net income (loss) per common share	$1.65		$1.34		$1.48	$1.46		$(0.51)

Diluted net income (loss) per common share	$1.59		$1.28		$1.41	$1.41		$(0.51)

Number of shares used in computing basic net

income (loss) per common share	30,268		30,134		29,029	28,414		24,102

Number of shares used in computing diluted net

income (loss) per common share	31,405		31,694		30,499	29,462		24,102

(a)	Includes $7.7 million paid to aaiPharma for a research and development collaboration

(b)	Includes $17.0 million paid to Corixa for a development, commercialization and licensing agreement

(c)	Gain on sale of assets of $17.7 million was recognized on the sale of four products to Bioglan Pharma plc

	JUNE 30,

	2002	2001	2000	1999	1998

			(in thousands)
Balance Sheet Data:

Cash, cash equivalents and

short-term investments	$577,576	$334,157	$285,737	$237,304	$237,921

Working capital	611,259	358,468	312,302	278,612	262,956

Total assets	876,273	550,007	496,113	467,680	352,350

Long-term obligations	—	—	14,914	34,716	95

Long-term debt	400,000	—	—	—	—

Stockholders’ equity	429,059	503,453	437,439	373,748	324,495

	JUNE 30,

	2002	2001	2000	1999	1998

	(in thousands)
Cash Flow Data:

Net cash provided by operating activities	$73,542	$71,120	$41,238	$25,424	$14,745

ITEM 7:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis together with our consolidated financial statements, including the related notes, which are included in this report on Form 10-K. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties. See “Risk Factors that May Affect Future Results” in Item 1 in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principals generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in this report. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our consolidated financial statements and are important in understanding our financial condition and results of operations.

Revenue Recognition

         Revenue from product sales is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us as our best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.

         We do not provide any forms of price protection to our wholesale customers and permit product returns only if the product is damaged or if it is returned within six to 12 months of expiration and the customer is committed to accepting replacement product in exchange. Our customers consist principally of financially viable wholesalers so revenue is recorded upon sale to the wholesaler, net of estimated provisions.

Goodwill and Other Identifiable Intangible Assets

         We have in the past made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

         When we determine that the carrying value of goodwill and other identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002 we ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. This change did not have a material affect on our financial statements. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in fiscal 2003 and an annual impairment review thereafter. If we determine through the impairment process that goodwill has been impaired, we would record the impairment charge in our statement of income.

Income Taxes

         Deferred income tax assets and liabilities are established for temporary differences between the financial and income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the assets and liabilities are realized or settled. A valuation allowance is established as a reduction of deferred income tax assets when we determine that it is more likely than not that the asset will not be realized. During fiscal 2002, a net deferred tax asset was recorded on our consolidated balance sheet related to certain net operating loss carryforwards attributable to our merger with Ascent. The annual utilization of the Ascent net operating loss carryforwards is limited for tax purposes, and we have only recorded the amount expected to be recovered through 2021.

Managed Care and Medicaid Reserves

         We establish and maintain reserves for amounts payable to Managed Care Organizations and state Medicaid programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by the respective programs. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on our best estimate of the expected prescription fill rate to these Manage Care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves.

Research and Development Costs and Accounting for Strategic Collaborations

         All research and development costs, including payments related to products under development, and research consulting agreements, are expensed as incurred. We may continue to make up-front, non-refundable payments to third parties for new technologies and for research and development work which has been completed. These up-front payments may be expensed at the time of payment depending on the nature of the payment made.

         Our policy on accounting for costs of strategic collaborations determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. We are required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products in which there is already an ANDA or NDA available and there is net realizable value based on projected sales for these products we capitalize the amount paid as an intangible asset. In addition, if we acquire product rights, which are in the development phase and there is no assurance that the third party is required to perform additional research efforts, we expense such payments.

         One of our collaborations includes an advance to a foreign public company that provides for the return of the funds in certain situations, which we believe has occurred with respect to a $3.0 million amount paid to them. In this situation, we assessed the contractual status of the arrangement with outside legal counsel, and evaluated the ability of this party to repay such amounts at June 30, 2002 to determine that no valuation allowance is required for the $3.0 million. Should the financial condition of this party change in the future, or should the legal status of the arrangement be assessed ultimately in a different manner, future reserves may be required with respect to the recoverability of the amounts, and result in future charges. The $3.0 million amount is recorded in other current assets in our financial statements as of June 30, 2002.

OVERVIEW

         We are a leading specialty pharmaceutical company focusing primarily on developing and marketing drugs in the United States for the treatment of dermatological, pediatric and podiatric conditions. We believe that annual U.S. pharmaceutical sales in these markets exceed $10 billion. We offer a broad range of products addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin).

         We derive a majority of our prescription volume from our core products. We believe that the prescription volume of our core products will constitute the majority of the prescription volume for the foreseeable future. Accordingly, any factor adversely affecting the prescription volume related to our core products, individually or collectively, could harm our business, financial condition and results of operations. Several of our core products are subject to generic competition currently or may be in the future. Each of our core products could be rendered obsolete or uneconomical by regulatory or competitive changes.

         As a result of customer buying patterns, a substantial portion of our revenues has been recognized in the last month of each quarter. We schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that we will maintain or increase revenues or profitability or avoid losses in any future period.

         We estimate customer demand for our products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. These data are extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production; underestimates may result in inadequate supply of our products in channels of distribution.

         We sell our products primarily to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, approximately 80% of our revenues are derived from four major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers, using historical prescription information and historical purchase patterns, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of our products. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid spot outages. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.

         We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our products, consistent with a health care provider’s prescription. Because many of the our products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. Such availability strongly reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce.

         We cannot control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase products in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchase requirements of our major customers, which, presumably, are based upon their projected demand levels. Purchases by any given customer, during any given measurement period, may be above or below actual prescription volumes of one or more of our products during the same measurement period, resulting in increases or decreases in product inventory existing in the distribution channel, which are managed presumably in accordance with such customer’s business practices.

         We plan to spend substantial amounts of capital to continue the acquisition and research and development of pharmaceutical products. Actual expenditures will depend upon our financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. We may increase total expenditures for research and development and expect that research and development expenditures as a percentage of net revenues will fluctuate from period to period. We periodically make up-front, non-refundable payments to third parties for research and development work which has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue-producing period.

         To enable us to focus on our core selling and marketing activities, we selectively outsource certain non-sales and non-marketing functions, such as laboratory research, manufacturing, warehousing and distributing. As we expand our activities in these areas, additional financial resources are expected to be utilized. The duration of our manufacturing contracts vary in length.

CERTAIN TRANSACTIONS IN FISCAL 2002

         The following transactions that occurred during fiscal 2002 were significant events that affected our results of operations, our cash flows, and our financial condition:

Sale of $400.0 Million Contingent Convertible Notes

         On June 4, 2002 and June 10, 2002, we sold $400.0 million aggregate principal amount of our 2.5% Contingent Convertible Notes Due 2032 in private transactions. Approximately $142.5 million of the proceeds from the sale of these Notes was used to repurchase 3.1 million shares of our Class A common stock, with the remainder to be used for repurchase of additional shares of our Class A common stock, potential acquisitions and general corporate purposes. The Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. We also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Notes reaches certain thresholds. The Notes will mature on June 4, 2032.

         We may redeem some or all of the Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, plus contingent interest, if any. Holders of the Notes may require us to repurchase all or a portion of their Notes on June 4, 2007, 2012 and 2017, and upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest to the date of the repurchase, plus contingent interest, if any, payable in cash.

         The Notes are convertible, at the holders’ option, prior to the maturity date into shares of our Class A common stock in the following circumstances:

•	during any quarter commencing after June 30, 2002, if the closing price of our Class A common stock over a specified number of trading days during the previous quarter is more than 110% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $58.10 per share, which is equal to a conversion rate of approximately 17.217 shares per $1,000 principal amount of Notes, subject to adjustment;

•	if we have called the Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the Notes; or

•	upon the occurrence of specified corporate transactions.

         The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants.

         We incurred $12.6 million of fees and other origination costs related to the issuance of the Notes. We are amortizing these costs over a five year period.

Merger With Ascent Pediatrics, Inc.

         On November 15, 2001, we completed our merger with Ascent, purchasing all of the outstanding capital stock and retiring the indebtedness of Ascent for consideration of approximately $60.0 million in cash plus up to an additional $10.0 million per year for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period ending November 15, 2006. The fixed purchase price of $60.0 million was allocated among Ascent’s assets, including trademarks, core technology, in-process research and development and goodwill, based on an independent valuation analysis performed by a firm other than our independent auditors. The contingent portions of the purchase price will be added to goodwill when and if threshold milestones have been achieved or at such time that a payment is deemed to be probable. As of June 30, 2002, the first-year threshold had been deemed to be probable, and $10.0 million was recorded as additional goodwill. We additionally incurred approximately $6.7 million of costs related to the transaction, consisting of approximately $3.4 million of professional services, including finder fees, $0.9 million of severance costs and $2.4 million of other costs. These costs were treated as additional direct costs of acquisition and capitalized.

         After being assimilated into Medicis, Ascent focuses on the marketing and selling of prescription products to U.S. based pediatricians. Ascent’s portfolio of pediatric specialty pharmaceutical products currently includes ORAPRED® (prednisolone sodium phosphate), an oral liquid steroid for children with asthma and other respiratory inflammatory conditions; PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections; and PEDIAMIST®, an over-the-counter saline nasal mist, as well as certain products that are under development. Sales of ORAPRED® comprise the majority of the Ascent product sales. Ascent currently supports these products with a dedicated sales force, numbering approximately 75 sales representatives and sales management. The sales force now also markets other core dermatology products to pediatric physicians.

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

Percentage of Net Revenues

	JUNE 30,

	2002**	2001*	2000

Net revenues	100.0%	100.0%	100.0%

Gross profit	83.2	81.7	81.4

Operating expenses	50.1	55.6	41.5

Operating income	33.1	26.1	39.9

Interest income, net	4.0	9.2	8.5

Income tax expense	(13.6)	(11.2)	(17.5)

Net income	23.5%	24.1%	30.9%

*	Included in operating expenses is a $17.0 million payment (10.1% of net revenues) to Corixa for a research and development collaboration

**	Included in operating expenses is a $6.2 million charge (2.9% of net revenues) for in-process research and development related to the merger with Ascent and a $7.7 million payment (3.6% of net revenues) to aaiPharma for a research and development collaboration

         The following table reflects our certain selected unaudited quarterly operating results for each of the last eight quarters through the quarter ended June 30, 2002. We believe that all necessary adjustments have been included to fairly present the quarterly information. The operating results for any quarter are not necessarily indicative of the results for any future period. Gross profit does not include amortization of the related intangibles.

FISCAL 2002 AND FISCAL 2001 ANALYSIS

(in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding)

	Fiscal 2002				Fiscal 2001

	Sept.	Dec.**	March	June***	Sept.*	Dec.	March	June

Net revenues	$45,515	$53,042	$56,623	$57,628	$40,254	$41,367	$42,346	$43,834

Gross profit	37,874	44,015	47,225	47,928	32,775	33,575	34,876	35,879

Operating expenses	19,636	29,735	25,446	31,774	36,330	17,826	18,587	20,541

Operating income (loss)	18,238	14,280	21,779	16,154	(3,555)	15,749	16,289	15,338

Net income	13,781	8,631	15,875	11,737	517	12,737	13,302	13,863

Net income per common share:

Basic	$0.46	$0.28	$0.52	$0.39	$0.02	$0.42	$0.44	$0.46

Diluted	$0.44	$0.27	$0.50	$0.38	$0.02	$0.40	$0.42	$0.44

Shares used in computing net income per common share:

Basic	30,253	30,374	30,647	29,798	29,645	30,274	30,414	30,209

Diluted	31,442	31,744	31,858	30,734	31,624	32,083	31,787	31,493

*	Included in operating expenses is a $17.0 million payment to Corixa for a research and development collaboration

**	Included in operating expenses is a $6.2 million charge for in-process research and development related to the merger with Ascent

***	Included in operating expenses is a $7.7 million payment to aaiPharma for a research and development collaboration

         Our fiscal year begins on July 1 and ends on June 30. Quarterly results may vary from period to period due to a variety of factors, including: fluctuations in demand, expenditures incurred to acquire, license and promote pharmaceutical products; expenditures and timing relating to the acquisition and integration of products or businesses; changes in the prescribing practices of physicians; the introduction of new products by us or our competitors; cost increases from third-party manufacturers; supply interruptions; the availability and cost of raw materials; the mix of products sold by us; changes in marketing and sales expenditures; market acceptance of our products; competitive pricing pressures; the outcome of disputes relating to trademarks, patents and other rights; general economic and industry conditions that affect customer demand; and our level of research and development activities. There can be no assurance that we will maintain or increase revenues or profitability or avoid losses in any future period.

Fiscal Year Ended June 30, 2002 Compared To Fiscal Year Ended June 30, 2001

Net Revenues

         Net revenues during fiscal 2002 increased 26.8%, or $45.0 million, to $212.8 million from $167.8 million during fiscal 2001. Our net revenues increased during fiscal 2002 primarily as a result of growth in sales of the LOPROX®, OMNICEF®, ORAPRED®, PLEXION®, TRIAZ® and BUPHENYL® products. Fiscal 2001 did not include revenue for OMNICEF® and ORAPRED®. Non-dermatological products increased from 11% of total net revenues in fiscal 2001 to 23% of total net revenues in fiscal 2002. This increase was due to the addition of ORAPRED® during fiscal 2002 from the merger with Ascent.

Gross Profit

         Gross profit during fiscal 2002 increased 29.1%, or $39.9 million, to $177.0 million from $137.1 million during fiscal 2001. As a percentage of net revenues, gross profit increased to 83.2% during fiscal 2002 compared to 81.7% during fiscal 2001, respectively. This increase was primarily due to sales of the LOPROX®, OMNICEF®, ORAPRED® and PLEXION® products, which have higher gross profit percentages than some of our other products.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses during fiscal 2002 increased 29.9%, or $17.8 million, to $77.3 million from $59.5 million during fiscal 2001. This increase was primarily attributable to costs associated with the Ascent sales force, increases in personnel costs related to the hiring or additional full-time equivalent employees, primarily performing selling and marketing functions, and yearly salary escalations for existing employees. This increase was also due to promotional costs associated with the sampling and advertising of our products, including ORAPRED® which was added to our line of products as a result of the Ascent merger. As a percentage of net revenues, selling, general and administrative expenses increased 0.8 percentage points, to 36.3% from 35.5% during fiscal 2002, primarily due to the assimilation and ramp-up of the Ascent sales force.

Research and Development Expenses

         Research and development expenses during fiscal 2002 decreased 40.7%, or $10.4 million, to $15.1 million from $25.5 million during fiscal 2001. This decrease was primarily due to $17.0 million paid during fiscal 2001 to Corixa for a development, commercialization and license agreement for a novel psoriasis immunotherapeutic product as compared to $7.7 million paid to aaiPharma in June 2002 for the development, commercialization and license of a key dermatologic product. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of development projects and the funds available to support these projects.

In-Process Research and Development Expense

         We recorded a $6.2 million charge to operations for in-process research and development during fiscal 2002 as part of the allocated purchase price related to the Ascent merger. The amount allocated to in-process research and development was based on an independent valuation of Ascent’s completed and in-process technologies performed by a firm other than our independent auditors and was charged to current operations in conformity with generally accepted accounting principles. The $6.2 million charge is non-deductible for tax purposes. We did not record any charge to operations for in-process research and development during fiscal 2001. During fiscal 2002 we incurred minimal expenditures with respect to the acquired product rights as a development plan was formalized. Future expenditures with respect to the development project are estimated to be up to $1.0 million.

Depreciation and Amortization Expenses

         Depreciation and amortization expenses during fiscal 2002 decreased 0.4%, or $0.4 million, to $7.9 million from $8.3 million in fiscal 2001. Included in amortization expense during fiscal 2002 was the amortization of intangible assets related to the OMNICEF® licensing agreement that we entered into with Abbott Laboratories in May 2001. This increase in amortization was offset by a $958,000 decrease in amortization expense related to certain intangible assets whose useful lives were reviewed in the first quarter of fiscal 2002 and extended from 20-25 years to 40 years. These changes in useful lives were based on management’s belief that the products related to these intangible assets have longer useful lives than originally estimated.

Operating Income

         Operating income during fiscal 2002 increased $26.7 million, to $70.5 million from $43.8 million during fiscal 2001. Operating income during fiscal 2002 included a charge to operations of $6.2 million for in-process research and development relating to the Ascent merger and a $7.7 million payment to aaiPharma for a research and development collaboration. Operating income during fiscal 2001 included a $17.0 million payment to Corixa for a research and development collaboration.

Interest Income

         Interest income during fiscal 2002 decreased 40.9%, or $6.9 million, to $9.9 million from $16.8 million during fiscal 2001, primarily due to the overall decrease in interest rates and a change in our investment mix to non-taxable securities. The increase in our cash available for investment due to the issuance of our Contingent Convertible Senior Notes occurred near the end of our fiscal year and therefore did not have a significant effect on fiscal 2002’s interest income.

Interest Expense

         Interest expense during fiscal 2002 increased $0.1 million, to $1.4 million from $1.3 million during fiscal 2001. This increase was primarily due to one month of interest expense related to our Contingent Convertible Senior Notes that were issued in June 2002, offset by a $0.6 million reduction related to a product line acquisition obligation that was fully paid during the year. Going forward, we will accrue interest expense related to the Notes of approximately $2.5 million in each quarter (exclusive of any contingent interest that may become payable beginning in 2007).

Income Tax Expense

         Income tax expense during fiscal 2002 increased $10.1 million, to $29.0 million from $18.9 million during fiscal 2001. The effective tax rate during fiscal 2002 was 36.7%, as compared to 31.9% during fiscal 2001. This increase was primarily due to the $6.2 million charge that we recorded for in-process research and development related to the Ascent merger, which is non-deductible for tax purposes. The effective rate is lower than expected federal and state income tax rates due to approximately $5.7 million of tax-exempt interest income in both 2002 and 2001, and contributions to charitable programs that receive favorable tax treatment.

Net Income

         Net income during fiscal 2002 increased approximately $9.6 million, to $50.0 million from $40.4 million during fiscal 2001.

This increase was primarily attributable to an increase in sales volumes and gross profit, offset by an increase in operating expenses and a decrease in interest income.

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

Net Revenues

         Net revenues during fiscal 2001 increased 20.6%, or $28.7 million, to $167.8 million from $139.1 million during fiscal 2000. Our net revenues increased in fiscal 2001 primarily due to the addition of sales of our PLEXION® and PLEXION TS® product lines, increases in sales of the LUSTRA® products, as well as the addition of sales in the fourth quarter of fiscal 2001 of our new ALUSTRA® product and increases in sales of our LOPROX® and TRIAZ® products.

Gross Profit

         Gross profit during fiscal 2001 increased 21.1%, or $23.9 million, to $137.1 million from $113.2 million during fiscal 2000. As a percentage of net revenues, gross profit was 81.7% and 81.4% during fiscal 2001 and fiscal 2000, respectively. Gross profit increased during fiscal 2001 primarily as a result of revenue associated with the LOPROX®, LUSTRA®, PLEXION®, PLEXION TS® and BUPHENYL® products, which have higher gross profit percentages than our other products. Amortization of related intangible assets is not included in gross profit.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses during fiscal 2001 increased 31.1%, or $14.1 million, to $59.5 million from $45.4 million during fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses increased 2.9 percentage points, to 35.5% from 32.6%. This increase was primarily attributable to an increase in personnel costs, which resulted from an increase in the number of employees to 188 in fiscal 2001 from 172 in fiscal 2000, and yearly salary escalations for existing employees. The increase was also due to variable costs commensurate with increased sales volumes.

Research and Development Expenses

         Research and development expenses during fiscal 2001 increased $20.6 million, to $25.5 million from $4.9 million during fiscal 2000. This increase was primarily due to $17.0 million paid to Corixa for a development, commercialization and license agreement for a novel psoriasis immunotherapeutic product.

Depreciation and Amortization Expenses

         Depreciation and amortization expenses during fiscal 2001 increased 12.0%, or $0.9 million, to $8.3 million from $7.4 million during fiscal 2000. This increase was primarily attributable to the amortization of the intangible assets related to the minocycline ANDA that we acquired in September 1999.

Operating Income

         Operating income during fiscal 2001 decreased $11.7 million, to $43.8 million from $55.5 million during fiscal 2000 primarily due to the $17.0 million payment to Corixa for a research and development collaboration.

Interest Income

         Interest income during fiscal 2001 increased $2.7 million, to $16.8 million from $14.1 million during fiscal 2000, primarily due to higher average cash, cash equivalents and short-term investment balances during fiscal 2001. Our higher average cash, cash equivalents and short-term investment balances were primarily due to cash generated from operations, offset by the third payment of $22.0 million paid in November 2000 to Aventis, as successor-in-interest to HMR, relating to the license of the LOPROX®, TOPICORT® and A/T/S® products.

Interest Expense

         Interest expense during fiscal 2001 decreased $1.0 million, to $1.2 million from $2.2 million during fiscal 2000. This decrease was primarily due to a decrease in the contract obligation recorded in connection with the license of the LOPROX®, TOPICORT® and A/T/S® products.

Income Tax Expense

         Income tax expense during fiscal 2001 decreased $5.5 million, to $18.9 million from $24.4 million during fiscal 2000. The decrease in income tax expense was due to a decrease in pre-tax income, which resulted from the $17.0 million paid to Corixa for a research and development collaboration. The decrease in our effective tax rate to 31.9% in fiscal 2001, as compared to 36.2% during fiscal 2000, was primarily attributable to a change in investment mix to non-taxable securities, contributions to charitable programs that receive favorable tax treatment and an increase in our research and development credits. The effective rate is also lower than expected federal and state income tax rates due to approximately $5.7 million and $4.2 million of tax exempt interest in 2001 and 2000, respectively.

Net Income

         Net income during fiscal 2001 decreased approximately $2.6 million, to $40.4 million from $43.0 million in fiscal 2000. This decrease was due primarily to an increase in strategic operating expenses and research and development expenses, offset by an increase in sales volume and interest income.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during fiscal 2002 increased $2.4 million, to $73.5 million from $71.1 million during fiscal 2001. The increase was primarily attributable to the increase of our net income, offset by changes in operating assets and liabilities and a decrease in the tax benefit from the exercise of stock options due to a decrease in exercise activity during fiscal 2002 as compared to fiscal 2001.

         Net cash used in investing activities during fiscal 2002 increased $99.8 million, to $182.4 million from $82.6 million during fiscal 2001. This increase was primarily due to the purchase of available-for-sale investments during fiscal 2002, net of a payment of $60.0 million made in connection with the Ascent merger and the final $16.2 million payment under the contract for the acquisition of the LOPROX®, TOPICORT® and A/T/S® products.

         Net cash provided by financing activities increased $242.4 million, to $254.9 million from $12.5 million during fiscal 2001. The increase is primarily attributable to proceeds received from the issuance of our $400.0 million Contingent Convertible Senior Notes, offset by the purchase of $146.8 million of treasury stock.

         We had cash, cash equivalents and short-term investments of $577.6 million and working capital of $611.3 million at June 30, 2002, as compared to $334.2 million and $358.5 million, respectively, at June 30, 2001. These increases were primarily due to the proceeds received from the issuance of our $400.0 million Contingent Convertible Senior Notes, offset by the $146.8 million of treasury stock purchased throughout the fiscal year.

         In accordance with various manufacturing agreements, we are required to provide manufacturers with pro forma estimated production requirements by product and in accordance with minimum production runs. From time to time, we may not take possession of all merchandise that has been produced by the manufacturer. However, we record our obligations to the manufacturer at the time that finished inventory is produced.

         Inflation did not have a significant impact on our results for fiscal 2002, 2001 or 2000.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 141 on July 1, 2001 and we are required to adopt SFAS No. 142 on July 1, 2002. We are currently reviewing the impact of SFAS No. 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on July 1, 2002. During the quarter ended December 31, 2002, we will complete the transitional goodwill impairment test. We have not yet determined the date of the annual goodwill impairment test. We do not expect to record an impairment charge upon completion of the transitional goodwill impairment test or next annual impairment test, but there can be no assurance that at the time the tests are completed an impairment charge will not be recorded.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier adoption encouraged. We are currently evaluating the impact of adopting SFAS No. 144 and have not yet determined the effect, if any, such adoption would have on our results of operations or our financial position.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred rather than when the exit or disposal plan is approved. We are currently evaluating the impact of this adoption.

MARKET RISK AND RISK MANAGEMENT POLICIES

         We are exposed to interest rate fluctuations on our short-term investments that are comprised of U.S. corporate securities and other debt securities which we hold on an available-for-sale basis. Changes in interest rates do not affect interest expense incurred on our Contingent Convertible Senior Notes as the interest rate is fixed. We have not entered into derivative financial instruments.

         The following tables provide information about our financial instruments that are sensitive to changes in interest rates. For our investment portfolio, the tables present principal cash flows and related weighted-average yield rates by expected maturity dates. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity as of June 30, 2002
(amounts in thousands)

	Financial instruments mature during fiscal year ended June 30,

	2003	2004	2005	2006	2007	Thereafter

Available-for-sale securities	$128,335	$119,172	$30,860	$—	$—	$—

Weighted-average yield rate	3.0%	2.9%	3.4%	—	—	—

Contingent convertible senior notes	—	—	—	—	—	400,000

Interest rate	—	—	—	—	—	2.5%

Interest Rate Sensitivity
Principal Amount by Expected Maturity as of June 30, 2001
(amounts in thousands)

	Financial instruments mature during fiscal year ended June 30,

	2002	2003	2004	2005	2006	Thereafter

Available-for-sale securities	$134,844	$44,470	$1,585	$—	$—	$—

Weighted-average yield rate	4.1%	4.6%	4.1%	—	—	—

         We have minimal operations outside of the United States and, accordingly, are not susceptible to significant risk from changes in foreign currencies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements and related financial statement schedule at June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002 and the Independent Auditors’ Report thereon are contained on pages F-1 through F-26 and S-1 of this report on Form 10-K.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:   EXECUTIVE COMPENSATION

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by each of Items 10, 11, 12 and 13 is incorporated by reference to Medicis’ definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page

(a) Documents filed as a part of this Report

(1) Financial Statements:

Index to consolidated financial statements	F-1

Report of Ernst & Young LLP, Independent Auditors	F-2

Consolidated balance sheets at June 30, 2002 and 2001	F-3

Consolidated statements of income for the years ended June 30, 2002, 2001 and 2000	F-5

Consolidated statements of stockholders’ equity for the years ended June 30, 2002, 2001 and 2000	F-6

Consolidated statements of cash flows for the years ended June 30, 2002, 2001 and 2000	F-8

Notes to consolidated financial statements	F-9

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	S-1

This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

(3) Exhibits filed as part of this Report:

Exhibit No.		Description

2.1	-	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997 (13)

2.1 (a)	-	Agreement of Plan of Merger, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp. and Ascent Pediatrics, Inc. (19)

3.1	-	Certificate of Incorporation of the Company, as amended (6)

3.3 (a)	-	Amended and Restated By-Laws of the Company (15)

4.1	-	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (6)

4.1 (b)	-	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A. (11)

4.1 (c)	-	Indenture, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (20)

4.2	-	Registration Rights Agreement, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation and Deutsche Bank Securities Inc. (20)

4.3	-	Form of specimen certificate representing Class A common stock (1)

10.8	-	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.9	-	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (10)

10.9 (a)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (17)

10.9 (b)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (17)

10.10	-	Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended (2)

10.18	-	Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended (2)

10.20	-	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (filed herewith)

Exhibit No.		Description

10.58	-	Medicis Pharmaceutical Corporation 1992 Stock Option Plan (4)

10.59	-	Supply Agreement, dated October 21, 1992, between Schein and the Company (3)

10.70	-	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company (5)

10.72(a)	-	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (7)

10.72(b)	-	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (10)

10.72(c)	-	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (12)

10.72(d)	-	Third Amendment to Credit and Security Agreement, dated November 22, 1998 by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (14)

10.72(e)		Fourth amendment to Credit and Security Agreement, dated November 22, 2000 by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (18)

10.73(a)	-	Patent Collateral Assignment and Security Agreement, dated August 3, 1995 by the Company to Norwest Business Credit, Inc. (8)

10.73(b)	-	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (10)

10.73(c)	-	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (14)

10.74(a)	-	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (9)

10.74(b)	-	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (10)

10.74(c)	-	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (14)

10.75	-	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (10)

10.76	-	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (10)

10.89	-	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (14)

10.90	-	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (14)

10.91	-	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (14)

10.92	-	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (14)

10.93	-	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (16)

10.94	-	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (16)

10.95	-	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc dated June 29, 1999 (16)

10.96	-	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc. dated June 29, 1999 (16)

10.97	-	Medicis Pharmaceutical Corporation Executive Retention Plan (16)

10.98		Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999 (16)

12	-	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

Exhibit No.		Description

21.1	-	Subsidiaries (filed herewith)

23.1	-	Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

24.1	-	Power of Attorney See signature page(s)

99.1	-	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1(a)	-	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (19)

99.2	-	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatics, Inc., Medicis Pharmaceutical Corporation, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (19)

99.3	-	Voting Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (19)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443, previously filed with the SEC

(3)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(4)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its 1992 Annual Meeting of Shareholders, File No. 0-18443, previously filed with the SEC

(5)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(6)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(7)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(8)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(9)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(18)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(19)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(20)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(b)	During the quarter ended June 30, 2002, the Company filed the following reports on Form 8-K with the SEC:

(i)	Current Report on Form 8-K dated May 28, 2002, which announced the Company’s intention to raise up to $350 million in aggregate principal of its Contingent Convertible Senior Notes due 2032 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended.

(ii)	Current Report on Form 8-K dated June 4, 2002, which announced the consummation of the sale of the $350 million Contingent Convertible Senior Notes

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

Date: September 26, 2002

MEDICIS PHARMACEUTICAL CORPORATION

	By:	/s/ JONAH SHACKNAI

Jonah Shacknai Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 26, 2002

/s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr.	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)	September 26, 2002

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	September 26, 2002

/s/ SPENCER DAVIDSON Spencer Davidson	Director	September 26, 2002

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq	Director	September 26, 2002

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	September 26, 2002

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	September 26, 2002

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	September 26, 2002

CERTIFICATIONS

I, Jonah Shacknai, certify that:

1.	I have reviewed this annual report on Form 10-K of Medicis Pharmaceutical Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

JONAH SHACKNAI

/s/ JONAH SHACKNAI (Jonah Shacknai) Chairman of the Board and Chief Executive Officer

I, Mark A. Prygocki, Sr., certify that:

1.	I have reviewed this annual report on Form 10-K of Medicis Pharmaceutical Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

MARK A. PRYGOCKI, SR.

/s/ MARK A. PRYGOCKI, SR. (Mark A. Prygocki, Sr.) Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer

MEDICIS PHARMACEUTICAL CORPORATION

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation

         We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
August 9, 2002

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	JUNE 30,

	2002	2001

Assets

Current assets:

Cash and cash equivalents	$299,209	$153,258

Short-term investments	278,367	180,899

Accounts receivable, less allowances:

2002: $7,395; 2001: $5,050	45,054	38,153

Inventories, net	11,955	8,750

Deferred tax assets	7,388	4,805

Other current assets	16,500	14,325

Total current assets	658,473	400,190

Property and equipment, net	2,605	1,964

Intangible assets:

Intangible assets related to product line acquisitions and business combinations	165,084	159,986

Other intangible assets	11,727	10,876

	176,811	170,862

Less: accumulated amortization	31,007	23,874

Net intangible assets	145,804	146,988

Goodwill	39,389	288

Deferred tax assets	17,570	—

Deferred financing costs, net	12,390	—

Other non-current assets	42	577

	$876,273	$550,007

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS, Continued

(in thousands, except share amounts)

	JUNE 30,

	2002	2001

Liabilities

Current liabilities:

Accounts payable	$14,037	$12,531

Short-term contract obligation	10,000	16,160

Income taxes payable	1,460	263

Other current liabilities	21,717	12,768

Total current liabilities	47,214	41,722

Long-term liabilities:

Contingent convertible senior notes	400,000	—

Deferred tax liabilities	—	4,832

Commitments and Contingencies

Stockholders’ Equity

Preferred Stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—

Class A common stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 30,776,276 and 30,120,095 at June 30, 2002 and 2001, respectively	431	422

Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 379,016 and 422,962 at June 30, 2002 and 2001, respectively	5	6

Additional paid-in capital	429,951	407,442

Accumulated other comprehensive income	790	611

Deferred compensation	(2,094)	—

Accumulated earnings	154,923	104,899

Less: Treasury stock, 3,412,434 and 299,600 shares at cost at June 30, 2002 and 2001, respectively	(154,947)	(9,927)

Total stockholders’ equity	429,059	503,453

	$876,273	$550,007

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	YEAR ENDED JUNE 30,

	2002	2001	2000

Net revenues	$212,807	$167,802	$139,099

Operating costs and expenses:

Cost of product revenue	35,765	30,697	25,912

Selling, general and administrative	77,314	59,508	45,404

Research and development	15,132	25,515	4,903

In-process research and development	6,217	—	—

Depreciation and amortization	7,928	8,261	7,374

Operating costs and expenses	142,356	123,981	83,593

Operating income	70,451	43,821	55,506

Interest income	9,909	16,767	14,121

Interest expense	(1,376)	(1,263)	(2,245)

Income before income tax expense	78,984	59,325	67,382

Income tax expense	(28,960)	(18,905)	(24,388)

Net income	$50,024	$40,420	$42,994

Basic net income per common share	$1.65	$1.34	$1.48

Diluted net income per common share	$1.59	$1.28	$1.41

Shares used in computing basic net income per common share	30,268	30,134	29,029

Shares used in computing diluted net income per common share	31,405	31,694	30,499

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A		Class B
	Common Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at June 30, 1999	28,239	$395	423	$6

Comprehensive income:

Net income	—	—	—	—

Net unrealized gains on available-for-sale securities	—	—	—	—

Net unrealized losses on foreign currency translation	—	—	—	—

Comprehensive income

Exercise of stock options	830	12	—	—

Tax effect of stock options exercised	—	—	—	—

Options issued in lieu of payment for services rendered	—	—	—	—

Balance at June 30, 2000	29,069	407	423	6

Comprehensive income:

Net income	—	—	—	—

Net unrealized gains on available-for-sale securities	—	—	—	—

Net unrealized losses on foreign currency translation	—	—	—	—

Comprehensive income

Exercise of stock options	1,051	15	—	—

Tax effect of stock options exercised	—	—	—	—

Options issued in lieu of payment for services rendered	—	—	—	—

Purchase of treasury stock	—	—	—	—

Balance at June 30, 2001	30,120	422	423	6

Comprehensive income:

Net income	—	—	—	—

Net unrealized gains on available-for-sale securities	—	—	—	—

Net unrealized losses on foreign currency translation	—	—	—	—

Comprehensive income

Conversion of Class B common stock to Class A common stock	44	1	(44)	(1)

Restricted shares issued for deferred compensation	—	—	—	—

Amortization of deferred compensation	—	—	—	—

Exercise of stock options	612	8	—	—

Tax effect of stock options exercised	—	—	—	—

Purchase of treasury stock	—	—	—	—

Balance at June 30, 2002	30,776	$431	379	$5

See accompanying notes to consolidated financial statements.

		Accumulated
	Additional	Other			Treasury
	Paid-In	Comprehensive	Deferred	Accumulated	Stock
	Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total

Balance at June 30, 1999	$352,156	$(294)	$—	$21,485	—	$—	$373,748

Comprehensive income:

Net income	—	—	—	42,994	—	—	42,994

Net unrealized gains on available-for-sale securities	—	790	—	—	—	—	790

Net unrealized losses on foreign currency translation	—	(17)	—	—	—	—	(17)

Comprehensive income							43,767

Exercise of stock options	10,162	—	—	—	—	—	10,174

Tax effect of stock options exercised	9,729	—	—	—	—	—	9,729

Options issued in lieu of payment for services rendered	21	—	—	—	—	—	21

Balance at June 30, 2000	372,068	479	—	64,479	—	—	437,439

Comprehensive income:

Net income	—	—	—	40,420	—	—	40,420

Net unrealized gains on available-for-sale securities	—	261	—	—	—	—	261

Net unrealized losses on foreign currency translation	—	(129)	—	—	—	—	(129)

Comprehensive income							40,552

Exercise of stock options	22,460	—	—	—	—	—	22,475

Tax effect of stock options exercised	12,886	—	—	—	—	—	12,886

Options issued in lieu of payment for services rendered	28	—	—	—	—	—	28

Purchase of treasury stock	—	—	—	—	(300)	(9,927)	(9,927)

Balance at June 30, 2001	407,442	611	—	104,899	(300)	(9,927)	503,453

Comprehensive income:

Net income	—	—	—	50,024	—	—	50,024

Net unrealized gains on available-for-sale securities	—	354	—	—	—	—	354

Net unrealized losses on foreign currency translation	—	(175)	—	—	—	—	(175)

Comprehensive income							50,203

Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—

Restricted shares issued for deferred compensation	756	—	(2,578)	—	55	1,822	—

Amortization of deferred compensation	—	—	484	—	—	—	484

Exercise of stock options	14,372	—	—	—	—	—	14,380

Tax effect of stock options exercised	7,381	—	—	—	—	—	7,381

Purchase of treasury stock	—	—	—	—	(3,167)	(146,842)	(146,842)

Balance at June 30, 2002	$429,951	$790	$(2,094)	$154,923	(3,412)	$(154,947)	$429,059

;MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED JUNE 30,

	2002	2001	2000

Operating Activities:

Net income	$50,024	$40,420	$42,994

Adjustments to reconcile net income to net cash provided by operating activities:

In-process research and development	6,217	—	—

Depreciation and amortization	8,138	8,261	7,374

Gain on sale of available-for-sale investments	(1,141)	(825)	(483)

Amortization of deferred compensation	484	—	—

Deferred income tax expense (benefit)	679	(607)	2,948

Provision for doubtful accounts and returns	2,345	860	375

Accretion of premium on investments	3,200	179	508

Accretion of discount on contract obligation	340	1,246	2,197

Other non-cash expenses	—	28	21

Changes in operating assets and liabilities (net of acquired amounts):

Accounts receivable	(6,604)	(4,760)	(2,559)

Inventories	(2,246)	1,251	(1,339)

Other current assets	(1,707)	4,378	(2,503)

Accounts payable	(256)	1,976	1,209

Income taxes payable	1,197	263	(10,660)

Tax benefit of stock option exercises	7,381	12,886	9,729

Other current liabilities	5,491	5,564	(8,573)

Net cash provided by operating activities	73,542	71,120	41,238

Investing Activities:

Purchase of property and equipment	(1,299)	(849)	(629)

Ascent merger, net of cash acquired	(62,437)	—	—

Payment of direct merger costs	(1,794)	—	—

Proceeds from sale of product rights	—	—	39,100

Acquisition of businesses, net of cash acquired	—	—	(5,975)

Payment for purchase of product rights	(18,184)	(35,711)	(36,723)

Purchase of available-for-sale investments	(309,392)	(200,515)	(159,777)

Sale of available-for-sale investments	96,597	50,307	29,938

Maturity of available-for-sale investments	114,122	104,183	147,171

Change in other assets	33	33	282

Net cash (used in) provided by investing activities	(182,354)	(82,552)	13,387

Financing Activities:

Payment of notes payable	—	—	(100)

Proceeds from issuance of Contingent Convertible Senior Notes	400,000	—	—

Payment of deferred financing costs	(12,600)	—	—

Change in other non-current liabilities	—	—	(130)

Purchase of treasury stock	(146,842)	(9,927)	—

Proceeds from the exercise of stock options	14,380	22,475	10,174

Net cash provided by financing activities	254,938	12,548	9,944

Effect of foreign currency exchange rate on cash and cash equivalents	(175)	(129)	(17)

Net increase in cash and cash equivalents	145,951	987	64,552

Cash and cash equivalents at beginning of year	153,258	152,271	87,719

Cash and cash equivalents at end of year	$299,209	$153,258	$152,271

         See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1. FORMATION AND DEVELOPMENT OF THE COMPANY

         Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis”, or the “Company”) is a leading specialty pharmaceutical company focusing primarily on developing and marketing drugs in the United States for the treatment of dermatological, pediatric and podiatric conditions. The Company offers a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). In November 2001, Medicis expanded into pediatrics through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions and subsequent to merging with Medicis now markets dermatological products to pediatricians.

         Medicis has built its business by successfully executing a four-part growth strategy. This strategy consists of growing existing core brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Medicis and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.

Cash and Cash Equivalents

         At June 30, 2002, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

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

Inventories

         The Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventories consist of salable products held at the Company’s warehouses, as well as raw materials and components at the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

         Inventories are as follows (amounts in thousands):

	JUNE 30,

	2002	2001

Raw materials	$5,430	$3,066

Finished goods	7,276	6,382

Valuation reserve	(751)	(698)

Total inventories	$11,955	$8,750

Property and Equipment

         Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following (amounts in thousands):

	JUNE 30,

	2002	2001

Furniture, fixtures and equipment	$4,354	$2,896

Leasehold improvements	506	503

	4,860	3,399

Less: accumulated depreciation	(2,255)	(1,435)

	$2,605	$1,964

Goodwill and Other Indentifiable Intangible Assets

         The Company has in the past made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. The Company assesses the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following; (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

         When the Company determines that the carrying value of goodwill and other identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commesurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002 the Company ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. This change did not have a material affect on the financial statements. In lieu of amortization, the Company is required to perform an initial impairment review of our goodwill in fiscal 2003 and an annual impairment review thereafter. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income.

Deferred Financing Costs

         Deferred financing costs represents fees and other costs incurred in connection with the June 2002 issuance of the 2.5% Contingent Convertible Senior Notes Due 2032. These costs are being amortized on a basis that approximates the interest method over the five-year period that ends on the initial put date of the Notes. Accumulated amortization amounted to approximately $210,000 as of June 30, 2002.

Managed Care and Medicaid Reserves

         The Company establishes and maintains reserves for amounts payable to Managed Care Organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these Managed Care patients using historical experience adjusted to reflect known changes in the factors that impact such reserves.

Other Current Liabilities

         Other current liabilities are as follows (amounts in thousands):

	JUNE 30,

	2002	2001

Accrued incentives	$5,207	$4,133

Managed care and medicaid reserves	5,921	1,311

Other accrued expenses	10,589	7,324

	$21,717	$12,768

Revenue Recognition

         Revenue from product sales is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. The Company’s customers consist of primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the provision is due to a party other than the wholesale or retail customer.

         The Company does not provide any forms of price protection to its wholesale customers and permits product returns only if the product is damaged or if it is returned with 6-12 months of expiration and the customer is committed to accept replacement product in exchange. The Company’s customers consist principally of financially viable wholesalers so revenue is recorded upon sale to the wholesaler, net of estimated provisions.

Advertising

         The Company expenses advertising as incurred. Advertising expenses for the fiscal years ended June 30, 2002 (“fiscal 2002”), June 30, 2001 (“fiscal 2001”) and June 30, 2000 (“fiscal 2000”) were approximately $17.4 million, $15.0 million, and $11.5 million respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.

Stock-Based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, recognizes no compensation expense for employee stock option grants. All stock-based awards to non-employees are accounted for at their fair value in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees.”

Shipping and Handling Costs

         Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for fiscal 2002, 2001 and 2000 were approximately $3.7 million, $2.8 million and $2.5 million, respectively.

Research and Development Costs and Accounting for Strategic Collaborations

         All research and development costs, including payments related to products under development, and research consulting agreements, are expensed as incurred. The Company makes up-front, non-refundable payments to third parties for new technologies and for research and development work which has been completed. These up-front payments may be expensed at the time of payment depending on the nature of the payment made.

         The Company’s policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization.

Income Taxes

         Deferred income tax assets and liabilities are established for temporary differences between the financial and income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the assets and liabilities are realized or settled. A valuation allowance is established as a reduction of deferred income tax assets when it is concluded that it is more likely than not that the asset will not be realized. During fiscal 2002, a net deferred tax asset was recorded on the consolidated balance sheet related to certain net operating loss carryforwards attributable to the Company’s merger with Ascent. The annual utilization of the Ascent net operating loss carryforwards is limited for tax purposes, and the Company has only recorded the amount expected to be recovered through 2021.

Earnings Per Share

         Basic and diluted earnings per common share are calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The contingently convertible debt has no impact on diluted earnings per share until all conditions necessary for issuance have been satisfied.

Use of Estimates and Risks and Uncertainties

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which the Company sells its products, changes in the health care environment and the reliance on contract manufacturing services.

         The Company purchases its inventory from third party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.

Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair market value of the Company’s long-term debt is estimated based on market quotations at year end. The fair market value approximates $388.8 million at June 30, 2002.

Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 141 on July 1, 2001, and is required to adopt SFAS No. 142 on July 1, 2002. The Company is currently reviewing the impact of SFAS No. 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on July 1, 2002. During the quarter ended December 31, 2002, the Company will complete the transitional goodwill impairment test. The Company has not yet determined the date of the annual goodwill impairment test. The Company does not expect to record an impairment charge upon completion of the transitional goodwill impairment test or next annual impairment test, but there can be no assurance that at the time the tests are completed an impairment charge may not be recorded.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier adoption encouraged. The Company is currently evaluating the impact of adopting SFAS No. 144 and have not yet determined the effect, if any, such adoption would have on the results of operations or our financial position.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company is currently evaluating the impact of this adoption.

NOTE 3. CHANGE IN ESTIMATE

         In the first quarter of fiscal 2002, the Company changed the estimated useful life for certain intangible assets from 20-25 years to 40 years. These changes in estimate are based on management’s determination that the products related to these intangible assets appear to have longer useful lives than originally estimated. There is no cumulative effect for this change. The effect of this change on net income for fiscal 2002 was to increase net income by approximately $958,000 or $0.03 per diluted common share.

NOTE 4. SEGMENT AND PRODUCT INFORMATION

         The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-Dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-Dermatological field represents products for the treatment of Asthma and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include ESOTERICA®, LIDEX®, LOPROX®, LUSTRA®, OMNICEF®, OVIDE®, SYNALAR® and TOPICORT®. The Non-Dermatological product lines include BUPHENYL® and ORAPRED®.

         The Company’s pharmaceutical products, with the exception of BUPHENYL®, are promoted to dermatologists, podiatrists and pediatricians. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians, plastic surgeons and OB/GYNs, as well as hospitals, government agencies and others. All products, with the exception of BUPHENYL®, are sold primarily to wholesalers and retail chain drug stores. BUPHENYL® is primarily sold directly to hospitals and pharmacies. During the last three fiscal years, four wholesalers accounted for the following portions of the Company’s net revenues:

	Fiscal 2002	Fiscal 2001	Fiscal 2000

Quality King	26.7%	10.3%	11.3%

Cardinal	22.4%	22.2%	21.0%

McKesson	19.4%	18.0%	18.1%

AmerisourceBergen	11.1%	*	10.2%

*	less than 10.0%

         The percentage of net revenues for each of the product categories is as follows:

	FISCAL YEAR ENDED JUNE 30,

	2002	2001	2000

Acne and acne-related dermatological products	43%	48%	51%

Non-acne dermatological products	34	41	37

Non-dermatological products	23	11	12

Total net revenues	100%	100%	100%

NOTE 5. STRATEGIC COLLABORATIONS

         On June 26, 2002, Medicis entered into an exclusive strategic alliance with aaiPharma, Inc. (“aaiPharma”) for the development, commercialization and license of a key dermatologic product. Medicis made an initial payment of $7.7 million to aaiPharma and has potential additional payments to be made upon the successful completion of various development milestones. Successful completion of these developmental milestones will result in future charges to research and development expense which could total as much as $8.1 million. The $7.7 million payment was recorded as a charge to research and development expense during the fourth quarter of fiscal 2002.

         In January 2001, the Company entered into an arrangement with a foreign public company to develop certain potential products for future sale. Under terms of the arrangement the Company paid $3.0 million and had the right to terminate the arrangement and receive its $3.0 million back subject to certain conditions. During 2002, the Company notified this party that it had elected to discontinue the arrangement. Under the terms of the original contract this party is to return the funds within 180 days of the notification. Such amounts are included in other current assets and are due in October 2002. The Company has not received any indication from this party that such return of funds will not be forthcoming. The Company has also reviewed the terms of the arrangements with legal counsel and based on that review believes the funds will be returned to the Company. Should the financial condition of this party change in the future, or should the legal status of the arrangement be assessed ultimately in a different manner, future reserves may be required with respect to the recoverability of the amounts, and result in future charges.

         On May 10, 2001, Abbott Laboratories, Inc. (“Abbott”) and Medicis entered into an exclusive agreement for Medicis to promote OMNICEF® capsules. OMNICEF®, a cephalosporin antibiotic, is for the treatment of uncomplicated skin and skin structure infections. Medicis will promote OMNICEF® in the U.S. market to dermatologists and podiatrists and will receive revenue generated in these categories on a per prescription filled basis. Abbott will continue to promote OMNICEF® to primary care physicians and pediatricians. The agreement expires in 2013.

         On August 15, 2000, Medicis entered into a multi-year development, commercialization and license agreement covering Corixa Corporation’s (“Corixa”) novel psoriasis immunotherapeutic product, PVAC™. Under terms of the agreement, Medicis made a non-refundable payment to Corixa of $17.0 million at closing, with additional potential development milestone payments of $35 million, and potential commercialization and cumulative net sales threshold milestone payments of $55 million. The $17.0 million payment was recorded as a charge to research and development expense during the first quarter of fiscal 2001. Additionally, upon regulatory approval and commercial sale of the product, Medicis will purchase inventory from Corixa and pay royalties on net sales of the product.

NOTE 6. MERGER OF ASCENT PEDIATRICS, INC.

         On November 15, 2001, the Company completed its merger with Ascent, purchasing all of the outstanding capital stock and retiring the indebtedness of Ascent for consideration of approximately $60.0 million in cash plus up to an additional $10.0 million per year for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period ended November 15, 2006. The fixed purchase price of $60.0 million was allocated as follows (amounts in thousands):

Intangible assets – core technology	$2,049

Intangible assets – trademarks	2,868

Intangible assets – customer list	165

Deferred tax assets	25,552

Goodwill	29,101

In-process research and development	6,217

Net assets acquired	748

         Net assets acquired of $748,000 consists of current assets and net fixed assets of $5.2 million and $148,000, respectively, offset by current liabilities of $4.6 million. Current assets consisted primarily of cash, accounts receivable, inventories and prepaid assets. Net fixed assets consisted primarily of computers. Current liabilities consisted primarily of accounts payable, accrued payroll and accrued commissions. The contingent portions of the purchase price will be added to goodwill when and if threshold milestones have been achieved or at such time that a payment is deemed to be probable. As of June 30, 2002, the first-year threshold had been deemed to be probable, and $10.0 million was recorded as additional goodwill and is payable to the selling shareholders. The Company additionally incurred approximately $6.7 million of costs related to the transaction, consisting of approximately $3.4 million of professional services, including finder fees, $0.9 million of severance costs and $2.4 million of other costs. These costs were treated as additional direct costs of acquisition and capitalized.

         The value assigned to in-process research and development was determined by an independent valuation analysis performed by a firm other than our independent auditors. As of the valuation date, there were two projects that were considered to be in-process. The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products, then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net return on the in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in the FDA approval process. The above analysis resulted in $6.2 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with generally accepted accounting principles. Medicis’ management believes the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain, and no assurance can be given that the assumptions made will occur.

         Ascent focuses on the marketing and sale of prescription products to U.S. based pediatricians. Ascent’s portfolio of pediatric specialty pharmaceutical products currently includes ORAPRED® (prednisolone sodium phosphate), an oral liquid steroid for children with asthma and other respiratory inflammatory conditions; PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections; and PEDIAMIST®, an over-the-counter saline nasal mist, as well as certain projects that are under development. Sales of ORAPRED® comprise the majority of the Ascent product sales. Ascent currently supports these products with a dedicated sales force, numbering approximately 75 sales representatives and sales management. The sales force also now markets other core dermatology products to pediatric physicians.

         The merger was accounted for as a purchase business combination in accordance with SFAS No. 141, and accordingly, the results of Ascent’s operations are included in our consolidated results from the date of the merger.

         The following unaudited pro forma data sets forth the combined consolidated results of operations for fiscal years 2002 and 2001 as if the merger had taken place on July 1, 2000. The pro forma data gives effect to actual operating results prior to the merger, with adjustments for interest income, interest expense, intangible amortization expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation.

	FISCAL YEAR ENDED
	JUNE 30,

	2002	2001

	(in thousands, except per share amounts)

Net revenues	$219,072	$173,346

Net income	42,668	30,848

Basic net income per common share	$1.41	$1.02

Diluted net income per common share	$1.36	$0.97

         Pro forma net income for fiscal 2002 includes $6.4 million of merger-related costs incurred by Ascent prior to the merger which consist primarily of transaction brokers’ fees ($3,000,000); retention payments ($1,675,000); and legal, accounting, consulting and other fees ($1,725,000). The unaudited pro forma results are provided for information purposes only and do not purport to represent what the results of operations would actually have been had the transaction in fact occurred as of the dates indicated, or to project the results of operations for any future period.

NOTE 7. PRODUCT LINE ACQUISITION

         On September 21, 1999, the Company purchased VECTRIN®, a branded minocycline HCl product line, and ownership of its Abbreviated New Drug Application (“ANDA”) from Warner Chilcott, plc (“Warner Chilcott”). Under terms of the agreement, the Company paid Warner Chilcott $11.1 million cash at closing and paid an additional $2.2 million and $2.0 million in contingent payments fiscal 2001 and 2000, respectively. The Company accounted for this transaction as an acquisition of an intangible asset.

NOTE 8: LICENSE OF PRODUCTS TO BIOGLAN PHARMA PLC

         In February 1999, the Company licensed to Bioglan the products OCCLUSAL®, PENTRAX® and SALAC®. Under the agreement, the Company received quarterly license payments for three years with a buyout option of $15.5 million at the end of the term. Bioglan did not make the final license payment due October 1, 2001. Bioglan also notified the Company that it would not exercise the $15.5 million buyout option and returned the rights to the licensed products to Medicis. Medicis considered these amounts due and sought payment through arbitration with Bioglan, as provided for in the contract.

         Bioglan is in administration in the United Kingdom with an expected liquidation at the completion of the administration (similar to a bankruptcy in the United States without a reorganization). Medicis negotiated with the Bioglan administrator for claims against Bioglan for legal fees, license payments and losses due to not exercising the final buyout option. A settlement agreement was reached between Medicis and Bioglan as a result of the arbitration process, where a specific amount was determined to be owed to Medicis for the outstanding license payment and a portion of the buyout option. This amount will be recognized as an unsecured creditor claim to be submitted in the subsequent liquidation or other insolvency process of Bioglan. Given the current financial condition of Bioglan, full or partial recovery of these claims is uncertain. The Company has not established any receivables on its balance sheet related to the amounts due. The Company has $4.8 million of product rights remaining on its balance sheet related to these products. Management believes these intangible assets are not impaired based on current and expected sales volumes of the products, whether they are made available for commercial sale by Medicis or are ultimately sold to a third party.

NOTE 9. SHORT-TERM INVESTMENTS

         The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.

         The following is a summary of available-for-sale securities (amounts in thousands):

	JUNE 30, 2002

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$24,902	$133	$7	$25,028

Other debt securities	251,781	1,561	3	253,339

Total securities	$276,683	$1,694	$10	$278,367

	JUNE 30, 2001

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$22,580	$160	$1	$22,739

Other debt securities	157,206	971	17	158,160

Total securities	$179,786	$1,131	$18	$180,899

         During the years ended June 30, 2002 and 2001, the gross realized gains on sales of available-for-sale securities totaled $1,663,672 and $1,455,758, respectively, and the gross realized losses totaled $22,661 and $131,200 respectively. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during fiscal 2002 and fiscal 2001 on available-for-sale securities included in stockholders’ equity totaled $353,567 and $261,331, respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2002, by maturity, are shown below (amounts in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	JUNE 30, 2002

		Estimated
	Cost	Fair Value

Available-for-sale

Due in one year or less	$127,749	$128,335

Due after one year through two years	118,459	119,172

Due after two years	30,475	30,860

	$276,683	$278,367

NOTE 10. DEBT

         The Company has a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by the Company, at its discretion, and is collateralized by principal assets of the Company. The outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2002. The agreement requires the Company to comply with certain covenants, including covenants relating to the Company’s financial condition and results of operation. The Company has not drawn on this credit facility. The Company expects to renew the line of credit in November 2002.

NOTE 11. CONTINGENT CONVERTIBLE SENIOR NOTES

         On June 4, 2002 and June 10, 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Notes Due 2032 in private transactions. The Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company has accrued approximately one month of interest expense as of June 30, 2002. The Company also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Notes reaches certain thresholds. The Notes will mature on June 4, 2032.

         The Company may redeem some or all of the Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes on June 4, 2007, 2012 and 2017, and upon a change in control, as defined in the indenture governing the Notes, at 100% of the principal amount of the Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.

         The Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•	during any quarter commencing after June 30, 2002, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter is more than 110% of the conversion price of the Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $58.10 per share, which is equal to a conversion rate of approximately 17.217 shares per $1,000 principal amount of Notes, subject to adjustment;

•	if the Company has called the Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on that day multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the Notes; or

•	upon the occurrence of specified corporate transactions.

         The Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants.

         The Company incurred $12.6 million of fees and other origination costs related to the issuance of the Notes. The Company is amortizing these costs over a five year period.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Occupancy Arrangements

         The Company presently occupies approximately 49,000 square feet of office space, at an average annual expense of $1,346,000, under a lease agreement that expires in February 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $1.4 million, $1.4 million and $1.0 million in fiscal 2002, 2001 and 2000, respectively. The Company relocated to its present office space in Scottsdale, Arizona, in February 2000. At June 30, 2002, approximate future lease payments under the operating lease are as follows (amounts in thousands):

YEAR ENDING JUNE 30,

2003	1,285

2004	1,329

2005	1,362

2006	1,409

2007	1,409

Thereafter	3,641

$10,435

         Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2005.

Research and Development and Consulting Contracts

         The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At June 30, 2002, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.

Other

         On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than

$22.1 million, plus treble damages. The Company believes that the claims of the Triumph group are without merit and we intend to vigorously contest and defend this suit.

         The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others.

         The Company believes that the ultimate outcome based on the information available to the Company with respect to any of these matters is either covered by insurance and/or established reserves, or in some cases rights of offset, and in the aggregate should not have a material adverse effect on its business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation that any person may have to the Company or that any such indemnification will adequately cover any liability.

NOTE 13. INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	JUNE 30,

	2002		2001

	Current	Long-term	Current	Long-term

Deferred tax assets:

Net operating loss carryforwards	$—	$32,724	$—	$95

Reserves and liabilities	7,961	—	5,161	—

Research and development credits	—	1,246	—	—

Valuation allowance	—	(8,132)	—	—

	7,961	25,838	5,161	95

Deferred tax liabilities:

Unrealized losses on securities	(573)	—	(356)	—

Excess of net book value over tax basis of intangible assets	—	(8,268)	—	(4,927)

Net deferred tax assets (liabilities)	$7,388	$17,570	$4,805	$(4,832)

         During fiscal 2002, the Company merged with Ascent in a taxable stock transaction. As a result of the Ascent merger, net deferred tax assets were recorded. The deferred tax assets recorded relate primarily to Ascent’s reserves, net operating loss carryovers, capitalized research and experimentation costs, and research and experimentation credits. The deferred tax liabilities related to Ascent’s intangible assets that have no tax basis. All of the net operating losses and research and experimentation credits of Ascent are limited for tax purposes under Internal Revenue Code sections 382 and 383 which limit the annual utilization of tax attributes after an ownership change.

         At June 30, 2002, the Company has federal net operating loss carryforwards of approximately $75 million that begin expiring in varying amounts in the years 2008 through 2021 if not previously utilized. Additionally, the Company has research and experimentation credits of $1.2 million that begin to expire in 2008 if not utilized. All of the net operating loss and research and experimentation carryforwards are attributable to the Company’s merger with Ascent. As such, they are limited for tax purposes under Internal Revenue Code sections 382 and 383 that limit the annual utilization of net operating losses and income tax credits, respectively.

         The Company recorded a deferred tax asset valuation allowance of $8.1 million during fiscal 2002 since there is less than a 50% chance that the tax benefits of a portion of Ascent’s net operating loss and credit carryforwards will be realized due to the limitations described above. Subsequent tax benefits resulting from realization of the loss carryforwards and research and experimentation credits will be applied to reduce the valuation allowance and goodwill related to the merger with Ascent.

         During fiscal 2002, the Company recorded $218,000 of deferred taxes relating to unrealized gains on available-for-sale securities presented in other comprehensive income in stockholders’ equity. During fiscal 2001, the Company recorded $80,000 of deferred taxes relating to unrealized gains on available-for-sale securities.

         During fiscal 2002, 2001 and 2000, the Company made tax payments of $20.2 million, $8.2 million and $14.8 million respectively.

         Components of the provision for income taxes are as follows (amounts in thousands):

	JUNE 30,

	2002	2001	2000

Current

Federal	$25,966	$18,503	$19,849

State	1,693	986	1,564

Foreign	368	23	27

	28,027	19,512	21,440

Deferred

Federal	893	(482)	2,768

State	40	(125)	180

	933	(607)	2,948

Total	$28,960	$18,905	$24,388

         Income tax expense for the three years ended June 30, 2002, 2001 and 2000 differs from the amount computed, applying the federal statutory rates as follows:

	JUNE 30,

	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%

State tax rate, net of federal benefit	1.5	0.9	1.7

Tax-exempt interest	(2.7)	(3.5)	(2.3)

Non-deductible in-process research and development expense	2.9	0.0	0.0

Other	0.0	(0.5)	1.8

	36.7%	31.9%	36.2%

NOTE 14. STOCK TRANSACTIONS

         Class A common stock has one vote per share, and Class B common stock has 10 votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of the holder or, in some circumstances, may automatically be converted upon a vote of the Board of Directors and the Class B common stock shareholders.

         In June 2002, the Company purchased approximately 3.2 million shares of Class A common stock at an average price of $46.48. This purchase was made in conjunction with the Company’s sale of its $400.0 million Contingent Convertible Senior Notes, where the Company agreed to purchase shares of its Class A common stock sold short by purchasers of the Notes concurrently with the sale of the Notes. The price per share of the purchase of Class A common stock was equal to the closing sale price of the stock on the trading day on which the Note offering was priced.

         In February 2002, the Company issued 43,946 shares of Class A common stock upon the conversion of 43,946 shares of Class B common stock by a shareholder who was not an officer, director or 5% or greater shareholder of Medicis. The conversion was pursuant to the terms of the Class B common stock and did not result in the receipt of additional cash consideration by Medicis. The shares of Class B common stock converted in the transaction were originally issued to the shareholder in October 1988. The original issuance and the conversion were made in reliance upon exemptions from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering. As a consequence of this conversion, the number of outstanding shares of Class B common stock decreased from 422,962 shares to 379,016 shares at June 30, 2002.

         In September 2001, the Company purchased 102,000 shares of common stock at an average price of $42.58 in the open market under a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This stock repurchase program provides for the repurchase of up to $75 million of Class A common stock at such times as management may determine.

         In March 2001, the Company purchased approximately 300,000 shares of common stock at an average price of $33.13 in the open market under the stock repurchase program.

NOTE 15. DEFERRED COMPENSATION

         In July 2001, the Company granted 55,000 restricted shares of Class A common stock to certain employees. The Company recorded deferred compensation of $2,577,850, representing the market price of the shares at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the employees receiving the grants.

         Amortization of deferred compensation was $484,000 for fiscal 2002 and has been included in selling, general and administrative expense in the accompanying consolidated statements of income. The Company expects to record compensation expense related to deferred compensation of approximately $129,000 per quarter through September 30, 2006. Expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award. The vesting period for the restricted shares begins after the third anniversary of the date of grant.

NOTE 16. STOCK OPTION PLANS

         As of June 30, 2002, the Company has four active Stock Option Plans (the 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). As of June 30, 2002, the 1998, 1996, 1995 and 1992 Plans had the following options outstanding: 4,082,473; 1,334,237; 76,893; and 74,200, respectively. The Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Options are granted at the fair market value on the grant date. Options outstanding at June 30, 2002, vary in price from $2.32 to $70.75, with a weighted average of $42.15 as is set forth in the following chart:

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$2.32 - $2.32	4,000	3.25	$2.32	4,000	$2.32

$2.33 - $22.00	1,180,760	6.84	$21.45	362,818	$20.20

$22.22 - $28.50	698,840	6.20	$24.45	349,272	$24.74

$28.59 - $53.50	572,242	6.66	$36.75	247,994	$32.52

$53.78 - $53.80	18,000	9.55	$53.79	0	$0.00

$53.90 - $53.90	1,208,591	9.05	$53.90	160	$53.90

$53.95 - $55.05	9,550	9.05	$54.22	270	$54.84

$55.25 - $55.25	1,592,035	8.07	$55.25	343,400	$55.25

$55.40 - $69.13	281,385	8.93	$58.59	99,685	$61.32

$70.75 - $70.75	2,400	8.33	$70.75	480	$70.75

         A summary of stock options granted within the Plans and related information for the years ended June 30, 2002, 2001 and 2000 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price

Balance at June 30, 1999	1,493,960	1,754,887	3,248,847	$20.76

Granted	906,337	1,084,163	1,990,500	$23.31

Exercised	(366,789)	(461,152)	(827,941)	$12.27

Terminated/expired	(157,839)	(48,842)	(206,681)	$24.75

Balance at June 30, 2000	1,875,669	2,329,056	4,204,725	$23.45

Granted	539,057	1,389,668	1,928,725	$55.57

Exercised	(350,757)	(700,253)	(1,051,010)	$21.38

Terminated/expired	(167,270)	(47,545)	(214,815)	$36.22

Balance at June 30, 2001	1,896,699	2,970,926	4,867,625	$36.07

Granted	549,802	1,014,684	1,564,486	$53.73

Exercised	(281,383)	(329,622)	(611,005)	$23.53

Terminated/expired	(186,927)	(66,376)	(253,303)	$41.70

Balance at June 30, 2002	1,978,191	3,589,612	5,567,803	$42.15

         Options exercisable under the Plans at June 30, 2002 were 1,408,079 with an average exercisable price of $34.93. During fiscal 2000, 1,875 non-qualified stock options not subject to the Plans were exercised at a price of $6.47.

         The Company elected the adoption of the disclosure-only provisions of SFAS No. 123 in fiscal 1998. In accordance with the provisions of SFAS No. 123, the Company applies APB No. 25 and related interpretations in accounting for option grants to employees under its stock option plans. If the Company had elected to recognize compensation costs based upon the fair value of the options granted at grant date as prescribed by SFAS No. 123, operating results would have changed to the pro forma amounts indicated in the table below (in thousands, except earnings per share):

	2002	2001	2000

Net income – as reported	$50,024	$40,420	$42,994

Net income – pro forma	$35,765	$26,841	$35,641

Diluted earnings

Per common share as reported	$1.59	$1.28	$1.41

Per common share pro forma	$1.14	$0.85	$1.17

         The weighted average fair value of options granted during fiscal 2002, 2001 and 2000 was $17.88, $16.62 and $11.95, respectively.

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

         The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%

Expected stock price volatility	0.4	0.5	0.5

Risk-free interest rate	3.0%	5.0%	5.5%

Expected life options	5 Years	5 Years	5 Years

NOTE 17. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	JUNE 30,

	2002	2001	2000

Numerator

Net income	$50,024	$40,420	$42,994

Denominator for basic net income per common share	30,268	30,134	29,029

Effect of dilutive securities:

Stock options and restricted stock	1,137	1,560	1,470

Denominator for diluted net income per common share	31,405	31,694	30,499

Basic net income per common share	$1.65	$1.34	$1.48

Diluted net income per common share	$1.59	$1.28	$1.41

         The diluted net income per common share computation for 2002 and 2001 excludes 3,046,663 and 108,457 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive. Diluted net income per share as of June 30, 2002 also excludes 6,884,681 shares of common stock issuable upon conversion of the contingent convertible senior notes based upon those shares’ underlying common stock price of $58.10.

NOTE 18. FINANCIAL INSTRUMENTS – CONCENTRATIONS OF CREDIT RISK

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

         At June 30, 2002 and 2001, three customers comprised approximately 83.8 % and 54.5%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk existed at June 30, 2002.

NOTE 19. DEFINED CONTRIBUTION PLAN

         The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. Beginning in April 2002, the Company began matching employee contributions at 50% of the first 3% of basic compensation contributed by the participants. During fiscal 2002, the Company recognized expense related to matching contributions under the Contribution Plan of $70,000.

NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The table below lists the quarterly financial information for fiscal 2002 and 2001. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

		YEAR ENDED JUNE 30, 2002
		(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 2001	DECEMBER 31, 2001	MARCH 31, 2002	JUNE 30, 2002

Net revenues	$45,515	$53,042	$56,623	$57,628

Gross profit	37,874	44,015	47,225	47,928

Net income	13,781	8,631	15,875	11,737

Basic net income per common share	$0.46	$0.28	$0.52	$0.39

Diluted net income per common share	$0.44	$0.27	$0.50	$0.38

		YEAR ENDED JUNE 30, 2002
		(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 2000	DECEMBER 31, 2000	MARCH 31, 2001	JUNE 30, 2001

Net revenues	$40,254	$41,367	$42,346	$43,834

Gross profit	32,775	33,575	34,876	35,879

Net income	517	12,737	13,302	13,864

Basic net income per common share	$0.02	$0.42	$0.44	$0.46

Diluted net income per common share	$0.02	$0.40	$0.42	$0.44

         Gross profit does not include amortization of the related intangibles.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to
	beginning of	costs and	Charged to other		Balance at end of
Description	year	expenses	accounts	Deductions	year

Year Ended June 30, 2002

Deducted from Asset Accounts:

Accounts Receivable:

Allowances	$5,050	$2,345	—	—	$7,395

Year Ended June 30, 2001

Deducted from Asset Accounts:

Accounts Receivable:

Allowances	$4,190	$860	—	—	$5,050

Year Ended June 30, 2000

Deducted from Asset Accounts:

Accounts Receivable:

Allowances	$3,815	$375	—	—	$4,190

S-1

Exhibit Index

Exhibit No.		Description

10.20	-	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (filed herewith)

12	-	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21.1	-	Subsidiaries (filed herewith)

23.1	-	Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

24.1	-	Power of Attorney See signature page(s)

99.1	-	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)