Form 10-Q
period 2002-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2002-11-14
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2002

Class A Common Stock $.014 Par Value	26,571,659

Class B Common Stock $.014 Par Value	379,016

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2002	June 30, 2002

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$208,819	$299,209

Short-term investments	380,554	278,367

Accounts receivable, net	39,784	45,054

Inventories, net	11,244	11,955

Deferred tax assets	7,364	7,388

Other current assets	18,363	16,500

Total current assets	666,128	658,473

Property and equipment, net	2,558	2,605

Intangible assets:

Intangible assets related to product line acquisitions and business combinations	174,384	165,084

Other intangible assets	12,685	11,727

	187,069	176,811

Less: accumulated amortization	32,787	31,007

Net intangible assets	154,282	145,804

Goodwill	39,163	39,389

Deferred tax assets	16,557	17,570

Deferred financing costs, net	11,840	12,390

Other non-current assets	34	42

	$890,562	$876,273

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2002	June 30, 2002

	(unaudited)
Liabilities

Current liabilities:

Accounts payable	$15,493	$14,037

Short-term contract obligation	10,000	10,000

Income taxes payable	6,519	1,460

Other current liabilities	27,659	21,717

Total current liabilities	59,671	47,214

Long-term liabilities:

Contingent convertible senior notes	400,000	400,000

Stockholders’ Equity

Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—

Class A common stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 30,917,504 and 30,776,276 at September 30, 2002 and at June 30, 2002, respectively	433	431

Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 379,016 at September 30, 2002 and at June 30, 2002	5	5

Additional paid-in capital	434,038	429,951

Accumulated other comprehensive income	1,256	790

Deferred compensation	(1,965)	(2,094)

Accumulated earnings	166,802	154,923

Less: Treasury stock, 3,804,134 and 3,412,434 shares at cost at September 30, 2002 and at June 30, 2002, respectively	(169,678)	(154,947)

Total stockholders’ equity	430,891	429,059

	$890,562	$876,273

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(in thousands, except per share data)

	Three Months Ended

	September 30, 2002	September 30, 2001

Net revenues	$58,745	$45,514

Operating costs and expenses:

Cost of product revenue	9,158	7,641

Selling, general and administrative	21,605	16,275

Research and development	7,876	1,444

Depreciation and amortization	2,006	1,916

Operating costs and expenses	40,645	27,276

Operating income	18,100	18,238

Interest income	3,310	2,782

Interest expense	(3,134)	(234)

Income before income tax expense	18,276	20,786

Income tax expense	(6,397)	(7,005)

Net income	$11,879	$13,781

Basic net income per common share	$0.43	$0.46

Diluted net income per common share	$0.42	$0.44

Shares used in computing basic net income per common share	27,483	30,253

Shares used in computing diluted net income per common share	28,336	31,442

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Three Months Ended

	September 30, 2002	September 30, 2001

Operating Activities:

Net income	$11,879	$13,781

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,737	1,916

Gain on sale of available-for-sale investments	(191)	(43)

Amortization of deferred compensation	129	97

Deferred income tax expense (benefit)	1,037	(1,410)

Provision for doubtful accounts and returns	750	830

Accretion of premium on investments	965	277

Accretion of discount on contract obligation	—	225

Changes in operating assets and liabilities:

Accounts receivable	4,543	(3,722)

Inventories	711	(305)

Other current assets	(1,863)	268

Accounts payable	1,918	(1,409)

Income taxes payable	5,059	8,283

Tax benefit of stock option exercises	870	290

Other current liabilities	6,147	(277)

Net cash provided by operating activities	34,691	18,801

Investing Activities:

Purchase of property and equipment	(178)	(188)

Payment of direct merger costs	(464)	—

Payments for purchase of product rights	(10,358)	(377)

Purchase of available-for-sale investments	(148,367)	(44,607)

Sale of available-for-sale investments	32,584	6,811

Maturity of available-for-sale investments	13,335	29,430

Change in other assets	8	8

Net cash used in investing activities	(113,440)	(8,923)

Financing Activities:

Payment of deferred financing costs	(81)	—

Purchase of treasury stock	(14,730)	(4,343)

Proceeds from the exercise of stock options	3,218	1,063

Net cash used in financing activities	(11,593)	(3,280)

Effect of foreign currency exchange rate on cash and cash equivalents	(48)	(67)

Net (decrease) increase in cash and cash equivalents	(90,390)	6,531

Cash and cash equivalents at beginning of period	299,209	153,258

Cash and cash equivalents at end of period	$208,819	$159,789

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

         Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or “the Company”) is a leading specialty pharmaceutical company focusing primarily on developing and marketing drugs in the United States for the treatment of dermatological, pediatric and podiatric conditions. The Company offers a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). In November 2001, Medicis expanded into pediatrics through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions and subsequent to merging with Medicis, now markets dermatological products to pediatricians.

         Medicis has built its business by successfully executing a four-part growth strategy. This strategy consists of growing existing core brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses.

         The accompanying interim consolidated condensed financial statements of Medicis have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (“fiscal 2002”). The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Certain prior period amounts have been reclassified to conform with current period presentation.

2.	RESEARCH AND DEVELOPMENT COSTS AND ACCOUNTING FOR STRATEGIC COLLABORATIONS

         All research and development costs, including payments related to products under development, and research consulting agreements, are expensed as incurred. The Company makes up-front, non-refundable payments to third parties for new technologies and for research and development work that has been completed. These up-front payments may be expensed at the time of payment depending on the nature of the payment made.

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

         On September 26, 2002, Medicis entered into an exclusive license and development agreement with Dow Pharmaceutical, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, Medicis made an initial payment of $5.4 million to Dow and in accordance with the agreement between the parties, is required to make potential additional payments upon the certification that certain development milestones have occurred. Successful completion of these developmental milestones will result in future charges to research and development expense that could total as much as $10.9 million. The initial $5.4 million was recorded as a charge to research and development expense during the quarter ended September 30, 2002.

         On September 4, 2002, the Company purchased the Abbreviated New Drug Application (“ANDA”) for a pediatric prescription product from a third-party pharmaceutical company for $9.0 million. Under terms of the agreement, the Company may be required to make future contingent payments based on the achievement of certain milestones. The contingent payments, if the milestones are achieved, would be payable at the six-, 12-, and 18-month anniversaries of the closing of the agreement. The Company accounted for this transaction as an acquisition of an intangible asset and will commence amortizing the asset over 15 years beginning in the second quarter of fiscal 2003.

         In January 2001, the Company entered into an arrangement with a foreign public company to develop certain potential products for future sale. Under terms of the arrangement, the Company paid $3.0 million and had the right to terminate the arrangement and receive its $3.0 million back subject to certain conditions. During fiscal 2002, the Company notified this party that it had elected to discontinue the arrangement. Under the terms of the original contract, this party is to return the funds within 180 days of the notification. Such amounts are included in other current assets as of September 30, 2002. The Company received payment in full of the $3.0 million owed by this party on October 9, 2002.

3.	SEGMENT AND PRODUCT INFORMATION

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

         The Company’s pharmaceutical products, with the exception of BUPHENYL®, are promoted to dermatologists, podiatrists or pediatricians. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians, plastic surgeons and OB/GYNs, as well as physicians based in hospitals, government agencies and others. All products, with the exception of BUPHENYL®, are sold primarily to wholesalers and retail chain drug stores. BUPHENYL® is primarily sold directly to hospitals and pharmacies.

         The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Acne and acne-related dermatological products	37%	42%

Non-acne dermatological products	55	47

Non-dermatological products	8	11

Total net revenues	100%	100%

4.	INVENTORIES

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

Inventories at September 30, 2002 and June 30, 2002, are as follows (amounts in thousands):

	September 30, 2002	June 30, 2002

Raw materials	$5,192	$5,430

Finished goods	6,750	7,276

Valuation reserve	(698)	(751)

Total inventories	$11,244	$11,955

5.	CONTINGENT CONVERTIBLE SENIOR NOTES

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

6.	INCOME TAXES

         Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year.

         At September 30, 2002, the Company has federal net operating loss carryforwards of approximately $77 million that begin expiring in varying amounts in the years 2008 through 2021 if not previously utilized. Additionally, the Company has research and experimentation credits of $1.2 million that begin to expire in 2008 if not utilized. All of the net operating loss and research and experimentation carryforwards are attributable to the Company’s merger with Ascent. As such, they are limited for tax purposes under Internal Revenue Code sections 382 and 383 that limit the annual utilization of net operating losses and income tax credits, respectively.

         At September 30, 2002, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $870,000 increase to equity with a corresponding $870,000 reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

7.	STOCK REPURCHASE PLAN

         During the three months ended September 30, 2002, Medicis purchased 391,700 shares of its Class A common stock in the open market at an average price of $37.61 per share. During the three months ended September 30, 2001, Medicis purchased 102,000 shares of its Class A common stock in the open market at an average price of $42.58 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This program provides for the repurchase of up to $75 million of Class A common stock at such times as management may determine.

8.	DEFERRED COMPENSATION

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

         Amortization of deferred compensation was $129,000 for the quarter ended September 30, 2002 and has been included in selling, general and administrative expense in the accompanying condensed consolidated statements of income. The Company expects to record compensation expense related to deferred compensation of approximately $129,000 per quarter through September 30, 2006. Expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award. The vesting period for the restricted shares begins after the third anniversary of the date of grant.

9.	COMPREHENSIVE INCOME

         Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended September 30, 2002 was $12.3 million. Total comprehensive income for the three months ended September 30, 2001 was $14.0 million.

10.	EARNINGS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended
	September 30,

	2002	2001

Numerator:

Net income	$11,879	$13,781

Denominator for basic net income per common share	27,483	30,253

Effect of dilutive securities:

stock options and restricted stock	853	1,189

Denominator for diluted net income per common share	28,336	31,442

Basic net income per common share	$0.43	$0.46

Diluted net income per common share	$0.42	$0.44

         The diluted net income per common share computation for the first quarter of fiscal 2003 and 2002 excludes 3,285,073 and 2,854,100 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive. Diluted net income per share for the first quarter of fiscal 2003 also excludes 6,884,681 shares of common stock issuable upon conversion of the contingent convertible senior notes based upon those shares’ underlying common stock price of $58.10.

11.	CONTINGENCIES

         On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A trial in the action is scheduled for April 2003. The Company believes that the claims of the Triumph group are without merit and we intend to vigorously contest and defend this suit.

         The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others.

         The Company believes that the ultimate outcome based on the information available to the Company with respect to any of these matters is either covered by insurance and/or established reserves, or in some cases rights of offset, and in the aggregate should not have a material adverse effect on its business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation or offset that any person may have to the Company or that any such indemnification or offset will adequately cover any liability.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with our audited financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (the “2002 Form 10-K”).

         This quarterly report on Form 10-Q (“Form 10-Q”) contains forward-looking statements that anticipate results based upon management’s plans that are subject to uncertainties. Forward-looking statements are based upon current expectations of future results. These statements may be identified by use of the words “expects,” “plans,” “anticipates,” “believes,” “estimates” and similar words used in conjunction with discussions of future operations or financial performance. We cannot ensure that any forward-looking statements will be accurate. Actual results could differ materially if underlying assumptions prove inaccurate or unknown risks or uncertainties develop. We assume no obligation to update forward-looking statements as a result of future events or developments.

         In Item 1 of the 2002 Form 10-K, as well as in press releases, live webcasts and this Form 10-Q, we discuss in more detail various factors that could cause actual results to vary from expectations. Investors should understand that it is not possible to predict or identify all such factors and should not consider such factors to be a complete statement of all potential risks and uncertainties that may affect our business.

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

         We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our products, consistent with a health care provider’s prescription. Because many of the our products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. We believe such availability strongly reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce.

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

         We plan to spend substantial amounts of capital to continue the acquisition and research and development of pharmaceutical products. Actual expenditures will depend upon our financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. We may increase total expenditures for research and development and expect that research and development expenditures as a percentage of net revenues will fluctuate from period to period. We periodically make up-front, non-refundable payments to third parties for research and development work that has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue-producing period.

         To enable us to focus on our core selling and marketing activities, we selectively outsource certain non-sales and non-marketing functions, such as laboratory research, manufacturing, warehousing and distributing. As we expand our activities in these areas, additional financial resources are expected to be utilized. The duration of our manufacturing contracts and other agreements with third parties vary in length.

Results of Operations

         The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended
	September 30,

	2002*	2001

Net revenue	100.0%	100.0%

Gross profit	84.4	83.2

Operating expenses	53.6	43.1

Operating income	30.8	40.1

Interest income, net	0.3	5.6

Income tax expense	(10.9)	(15.4)

Net income	20.2%	30.3%

*	Included in operating expenses is $5.4 million (or 9.2% of net revenue) related to a research and development collaboration with Dow Pharmaceutical, Inc. (“Dow”).

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net Revenues

         Net revenues for the three months ended September 30, 2002 (the “first quarter of fiscal 2003”) increased 29.1%, or $13.2 million, to $58.7 million from $45.5 million for the three months ended September 30, 2001 (the “first quarter of fiscal 2002”). Our net revenues increased in the first quarter of fiscal 2003 primarily as a result of growth in sales of the LOPROX®, PLEXION®, TRIAZ®, OVIDE®, OMNICEF® and BUPHENYL® products. The growth in sales of LOPROX® products caused the non-acne dermatological product segment to increase from 47% of total net revenues during the first quarter of fiscal 2002 to 55% during the first quarter of fiscal 2003. The acne and acne-related dermatological product segment decreased as a percentage of total net revenues from 42% during the first quarter of fiscal 2002 to 37% during the first quarter of fiscal 2003 due to the growth in total net revenues, which was primarily a result of the growth in sales of LOPROX® products.

Gross Profit

         Gross profit during the first quarter of fiscal 2003 increased 30.9%, or $11.7 million, to $49.6 million from $37.9 million in the first quarter of fiscal 2002. As a percentage of net revenues, gross profit increased to 84.4% in the first quarter of fiscal 2003 from 83.2% in the first quarter of fiscal 2002. The increase was primarily due to a higher percentage of total sales related to our LOPROX®, PLEXION® and OMNICEF® products, which enjoy higher gross profit percentages than our other products. Amortization of intangible assets related to products sold are not included in gross profit.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses in the first quarter of fiscal 2003 increased 32.7%, or $5.3 million, to $21.6 million from $16.3 million in the first quarter of fiscal 2002. This increase was primarily attributable to costs associated with the Ascent sales force, including salaries and travel expenses. The Ascent sales force consists of approximately 75 people. Ascent merged with us on November 15, 2001, and was not included in general and administrative costs during the first quarter of fiscal 2002. As a percentage of net revenues, selling, general, and administrative expenses were consistent with the first quarter of fiscal 2002.

Research and Development Expenses

         Research and development expenses in the first quarter of fiscal 2003 increased 445.4%, or $6.5 million, to $7.9 million from $1.4 million in the first quarter of fiscal 2002. This increase was primarily due to a $5.4 million charge for the initial payment under a license and development agreement with Dow for a patented dermatologic product. Absent this charge, research and development expenses increased 71.5%, or $1.1 million, to $2.5 million in the first quarter of fiscal 2003 from $1.4 million in the first quarter of fiscal 2002.

Depreciation and Amortization Expenses

         Depreciation and amortization expenses in the first quarter of fiscal 2003 increased $0.1 million, to $2.0 million from $1.9 million in the first quarter of fiscal 2002.

Operating Income

         Operating income during the first quarter of fiscal 2003 decreased 0.8%, or $0.1 million, from $18.2 million in the first quarter of fiscal 2002, to $18.1 million. Operating income for the first quarter of fiscal 2003 included a charge to operations of $5.4 million related to a research and development collaboration with Dow. Absent this charge, operating income increased 28.9%, or $5.3 million, to $23.5 million in the first quarter of fiscal 2003 from $18.2 million in the first quarter of fiscal 2002, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

         Interest income in the first quarter of fiscal 2003 increased 19.0%, or $0.5 million, to $3.3 million from $2.8 million in the first quarter of fiscal 2002, primarily due to an increase in cash available for investment from our issuance of our Contingent Convertible Senior Notes during June of 2002, and cash flows from operations.

Interest Expense

         Interest expense in the first quarter of fiscal 2003 increased 1,239%, or $2.9 million, to $3.1 million from $0.2 million in the first quarter of fiscal 2002, primarily due to the issuance of our Contingent Convertible Senior Notes during June of 2002. Interest payable on these Notes accrues at 2.5% per annum. Total interest expense recognized during the first quarter of fiscal 2003 related to these Notes, including the amortization of deferred financing costs, was approximately $3.1 million.

Income Tax Expense

         Income tax expense during the first quarter of fiscal 2003 decreased 8.7%, or $0.6 million, to $6.4 million, from $7.0 million in the first quarter of fiscal 2002. The provision for income taxes recorded for the first quarter of fiscal 2003 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2003 to be approximately 35%. The decrease in income tax expense in the first quarter of fiscal 2003, as compared to the first quarter of fiscal 2002, is primarily due to a decrease in pre-tax income. The decrease in pre-tax income is primarily related to the $5.4 million charge to expenses in fiscal 2002 as a result of the Dow research and development collaboration and the increase in interest expense as a result of the issuance of our Notes.

Net Income

         Net income during the first quarter of fiscal 2003 decreased $1.9 million, to $11.9 million from $13.8 million in the first quarter of fiscal 2002. The decrease is primarily a result of the $5.4 million research and development expense related to the Dow collaboration that was incurred in the first quarter of fiscal 2003.

Liquidity and Capital Resources

         Net cash provided by operating activities for the first quarter of fiscal 2003 increased $15.9 million, to $34.7 million, from $18.8 million in the first quarter of fiscal 2002. The increase was primarily attributable to the atypical timing of an accounts receivable payment of approximately $7.0 million prior to its due date received just prior to the end of the first quarter of fiscal 2003, and the payment of other accrued liabilities during the first quarter of fiscal 2003. We do not anticipate this level of net cash flows provided by operations in the remaining quarters of fiscal 2003.

         Net cash used in investing activities for the first quarter of fiscal 2003 increased $104.5 million, to $113.4 million, from $8.9 million in the first quarter of fiscal 2002. The change was primarily due to increased purchases of available-for-sale investments during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 due to an increase in cash available for investment from our issuance of our Contingent Convertible Senior Notes during June of 2002.

         Net cash used in financing activities for the first quarter of fiscal 2003 increased $8.3 million, to $11.6 million, from $3.3 million in the first quarter of fiscal 2002. The change is primarily attributable to the purchase of $14.3 million of treasury stock during the first quarter of fiscal 2003 as compared to the purchase of $4.3 million of treasury stock during the first quarter of fiscal 2002.

         We had cash, cash equivalents and short-term investments of $589.4 million and working capital of $606.5 million at September 30, 2002, as compared to $577.6 million and $611.3 million, respectively, at June 30, 2002.

         In accordance with various manufacturing agreements, we are required to provide manufacturers with pro forma estimated production requirements by product and in accordance with minimum production runs. From time to time, we may not take possession of all merchandise that has been produced by the manufacturer. However, we record our obligation to the manufacturer at the time finished inventory is produced.

         Inflation did not have a significant impact on our results during the first quarter of fiscal 2003.

Item 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part II. Other Information

Item 1. Legal Proceedings

         On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A trial in the action is scheduled for April 2003. The Company believes that the claims of the Triumph group are without merit and we intend to vigorously contest and defend this suit.

         The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others.

         The Company believes that the ultimate outcome based on the information available to the Company with respect to any of these matters is either covered by insurance and/or established reserves, or in some cases rights of offset, and in the aggregate should not have a material adverse effect on its business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation or offset that any person may have to the Company or that any such indemnification or offset will adequately cover any liability.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

__________________

         The following pages include the Signatures page for this Form 10-Q, and Certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), and (at Exhibit 99.1 of this report) a further Certification by our CEO and our CFO.

         The form of Certification immediately following the Signatures page is required by Rule 13a-14 under the Securities and Exchange Act of 1934 in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to our Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

         The second form of Certification (that set forth at Exhibit 99.1) is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

MEDICIS PHARMACEUTICAL CORPORATION

Date: November 14, 2002	By:	/s/ Jonah Shacknai

Jonah Shacknai Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	By:	/s/ Mark A. Prygocki, Sr.

Mark A. Prygocki, Sr. Executive Vice President Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jonah Shacknai, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Medicis Pharmaceutical Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

JONAH SHACKNAI

/s/ JONAH SHACKNAI

(Jonah Shacknai)
Chairman of the Board and
Chief Executive Officer

I, Mark A. Prygocki, Sr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Medicis Pharmaceutical Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

MARK A. PRYGOCKI, SR.

/s/ MARK A. PRYGOCKI, SR.

(Mark A. Prygocki, Sr.)
Executive Vice President, Chief Financial Officer,
Corporate Secretary and Treasurer

Exhibit Index

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350