Form 10-Q
period 2002-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2003-02-07
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
YES [X]   NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2003

Class A Common Stock, $.014 par value	26,703,057
Class B Common Stock, $.014 par value	379,016

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	June 30, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,282	$299,209
Short-term investments	435,790	278,367
Accounts receivable, net	47,975	45,054
Inventories, net	12,316	11,955
Deferred tax assets	8,321	7,388
Other current assets	17,230	16,500

Total current assets	664,914	658,473

Property and equipment, net	2,507	2,605
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	174,426	165,084
Other intangible assets	12,760	11,727

	187,186	176,811
Less: accumulated amortization	34,748	31,007

Net intangible assets	152,438	145,804
Goodwill	48,347	52,041
Deferred tax assets	970	4,918
Deferred financing costs, net	11,256	12,390
Other non-current assets	25	42

	$880,457	$876,273

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	June 30, 2002

	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$14,798	$14,037
Short-term contract obligation	7,714	10,000
Income taxes payable	5,676	1,460
Other current liabilities	21,424	21,717

Total current liabilities	49,612	47,214

Long-term liabilities:
Contingent convertible senior notes	400,000	400,000
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 31,086,260 and 30,776,276 at December 31, 2002 and at June 30, 2002, respectively	435	431
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 379,016 at December 31, 2002 and at June 30, 2002	5	5
Additional paid-in capital	439,100	429,951
Accumulated other comprehensive income	1,942	790
Deferred compensation	(1,502)	(2,094)
Accumulated earnings	182,104	154,923
Less: Treasury stock, 4,350,734 and 3,412,434 shares at cost at December 31, 2002 and at June 30, 2002, respectively	(191,239)	(154,947)

Total stockholders’ equity	430,845	429,059

	$880,457	$876,273

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues	$59,514	$53,042	$118,259	$98,556
Operating costs and expenses:
Cost of product revenue	9,307	9,027	18,465	16,668
Selling, general and administrative	22,325	19,669	43,931	35,944
Research and development	2,288	1,841	10,163	3,285
In-process research and development	—	6,217	—	6,217
Depreciation and amortization	2,168	2,008	4,174	3,924

Operating costs and expenses	36,088	38,762	76,733	66,038

Operating income	23,426	14,280	41,526	32,518
Interest income	3,285	2,467	6,595	5,249
Interest expense	(3,171)	(121)	(6,304)	(355)

Income before income tax expense	23,540	16,626	41,817	37,412
Income tax expense	(8,239)	(7,995)	(14,636)	(15,000)
Net income	$15,301	$8,631	$27,181	$22,412

Basic net income per common share	$0.57	$0.28	$1.00	$0.74

Diluted net income per common share	$0.55	$0.27	$0.97	$0.71

Shares used in computing basic net income per common share	27,012	30,374	27,248	30,314

Shares used in computing diluted net income per common share	27,946	31,744	28,135	31,555

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Six Months Ended

	December 31, 2002	December 31, 2001

Operating Activities:
Net income	$27,181	$22,412
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	—	6,217
Depreciation and amortization	5,541	3,924
Gain on sale of available-for-sale investments	(312)	(452)
Amortization of deferred compensation	123	226
Deferred income tax expense (benefit)	3,015	(2,032)
Provision for doubtful accounts and returns	1,740	830
Accretion of premium on investments	1,238	889
Accretion of discount on contract obligation	—	340
Changes in operating assets and liabilities:
Accounts receivable	(4,051)	(4,194)
Inventories	(360)	(630)
Other current assets	(709)	(261)
Accounts payable	1,383	4,730
Income taxes payable	4,217	—
Tax benefit of stock option exercises	2,057	5,432
Other current liabilities	723	1,154

Net cash provided by operating activities	41,786	38,585
Investing Activities:
Purchase of property and equipment	(335)	(449)
Ascent merger, net of cash acquired	—	(62,316)
Payment of direct merger costs	(863)	—
Payments for purchase of product rights	(10,474)	(16,825)
Purchase of available-for-sale investments	(279,962)	(109,539)
Sale of available-for-sale investments	60,128	32,846
Maturity of available-for-sale investments	62,686	48,811
Change in other assets	17	16

Net cash used in investing activities	(168,803)	(107,456)
Financing Activities:
Payment of deferred financing costs	(133)	—
Purchase of treasury stock	(35,961)	(4,343)
Proceeds from the exercise of stock options	7,233	10,707

Net cash (used in) provided by financing activities	(28,861)	6,364
Effect of foreign currency exchange rate on cash and cash equivalents	(49)	(131)
Net decrease in cash and cash equivalents	(155,927)	(62,638)
Cash and cash equivalents at beginning of period	299,209	153,258

Cash and cash equivalents at end of period	$143,282	$90,620

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

          Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) is a leading specialty pharmaceutical company focusing primarily on developing and marketing drugs in the United States for the treatment of dermatological, pediatric and podiatric conditions. The Company offers a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis, head lice and cosmesis (improvement in the texture and appearance of skin). In November 2001, Medicis expanded into pediatrics through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions and, subsequent to merging with Medicis, now markets dermatological products to pediatricians.

          Medicis has built its business by successfully executing a four-part growth strategy. This strategy consists of growing existing core brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses.

          The accompanying interim consolidated condensed financial statements of Medicis have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (“fiscal 2002”). The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Certain prior period amounts have been reclassified to conform with current period presentation.

2.      RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS No. 148 will be effective for the Company in the third quarter of fiscal 2003. The Company is currently evaluating the impact of adoption of SFAS No. 148 and has not yet determined the effect, if any, such adoption would have on the results of operations or financial position.

3.      RESEARCH AND DEVELOPMENT COSTS AND ACCOUNTING FOR STRATEGIC COLLABORATIONS

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

          On September 4, 2002, the Company purchased the Abbreviated New Drug Application (“ANDA”) for a pediatric prescription product from a third-party pharmaceutical company for $9.0 million. Under terms of the agreement, the Company may be required to make future contingent payments based on the achievement of certain milestones. The contingent payments, if the milestones are achieved, would be payable at the six-, 12-, and 18-month anniversaries of the closing of the agreement. The Company accounted for this transaction as an acquisition of an intangible asset and commenced amortizing the asset over 15 years beginning in the second quarter of fiscal 2003.

4.      MERGER OF ASCENT PEDIATRICS, INC.

          The Company completed its analysis of the equity transactions for Ascent occurring prior to Medicis’ merger with Ascent in order to determine if any additional limitations would be placed on the utilization of Ascent’s net operating losses under Internal Revenue Code Section 382. Based on this analysis, the Company determined that ownership changes prior to its merger with Ascent did occur which will place additional limitations on the amount of Ascent net operating losses that the Company will be able to utilize. As a result of these additional limitations, the Company has reclassified approximately $12.6 million from deferred tax assets to goodwill to reflect its revised estimate of the amount of income tax benefit it will realize from the utilization of Ascent’s net operating loss carryforwards. The June 30, 2002 goodwill and deferred tax asset amounts have also been reclassified to conform to the December 31, 2002 presentation.

          In addition, the first payment related to the contingent portion of the purchase price estimated to be $10.0 million at June 30, 2002 has been revised based on actual net sales of the Ascent products. The actual contingent payment will be approximately $7.7 million, and is included in short-term contract obligation in the Company’s condensed consolidated balance sheets. As a result, goodwill has been adjusted down by approximately $2.3 million at December 31, 2002. Pursuant to the Merger Agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the Triumph litigation discussed in Note 14.

5.      SEGMENT AND PRODUCT INFORMATION

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

          The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2002	2001	2002	2001

Acne and acne-related dermatological products	33%	54%	35%	48%
Non-acne dermatological products	36	24	45	35
Non-dermatological products	31	22	20	17

Total net revenues	100%	100%	100%	100%

6.      INVENTORIES

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

          Inventories at December 31, 2002 and June 30, 2002, are as follows (amounts in thousands):

	December 31, 2002	June 30, 2002

Raw materials	$4,242	$5,430
Finished goods	8,772	7,276
Valuation reserve	(698)	(751)

Total inventories	$12,316	$11,955

7.      CONTINGENT CONVERTIBLE SENIOR NOTES

          On June 4, 2002 and June 10, 2002, the Company sold in aggregate $400.0 million principal amount of its 2.5% Contingent Convertible Notes Due 2032 in private transactions. The Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company made a $5.0 million scheduled interest payment on December 4, 2002. The Company also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Notes reaches certain thresholds. The Notes will mature on June 4, 2032.

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

          As of December 31, 2002, none of the Notes had been converted.

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

          At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $18.8 million that begin expiring in varying amounts in the years 2008 through 2021 if not previously utilized. All of the net operating loss carryforwards are attributable to the Company’s merger with Ascent.

          The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $1.2 million and $2.1 million increase to equity with a corresponding $1.2 million and $2.1 million reduction to taxes payable for the three and six months ended December 31, 2002. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

9.      STOCK REPURCHASE PLAN

          During the three months ended December 31, 2002, Medicis purchased 536,600 shares of its Class A common stock in the open market at an average price of $39.56 per share. During the six months ended December 31, 2002, Medicis purchased 928,300 shares of its Class A common stock in the open market at an average price of $38.74 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This program provides for the repurchase of up to $75 million of Class A common stock at such times as management may determine. The Company has repurchased a total of approximately $50.2 million toward the $75 million as of December 31, 2002.

10.      DEFERRED COMPENSATION

          In July 2001, Medicis granted 55,000 restricted shares of Class A common stock to certain employees. The Company recorded deferred compensation of $2,577,850, representing the market price of the shares at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the employees receiving the grants. During the three months ended December 31, 2002, 10,000 shares were reacquired by the Company due to an employee departure, and the Company reversed approximately $111,000 of previously amortized compensation expense due to the reacquisition.

          The Company expects to record compensation expense related to deferred compensation of approximately $106,000 per quarter through September 30, 2006. Expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award. The vesting period for the restricted shares begins after the third anniversary of the date of grant.

11.    COMPREHENSIVE INCOME

          Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months and six months ended December 31, 2002 was $16.0 million and $28.3 million, respectively. Total comprehensive income for the three months and six months ended December 31, 2001 was $8.4 million and $22.4 million, respectively.

12.    EARNINGS PER COMMON SHARE

          The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Numerator:
Net income	$15,301	$8,631	$27,181	$22,412

Denominator for basic net income per common share	27,012	30,374	27,248	30,314
Effect of dilutive securities:
stock options and restricted stock	934	1,370	887	1,241

Denominator for diluted net income per common share	27,946	31,744	28,135	31,555

Basic net income per common share	$0.57	$0.28	$1.00	$0.74

Diluted net income per common share	$0.55	$0.27	$0.97	$0.71

          The diluted net income per common share computation for the second quarter and first six months of fiscal 2003 excludes 3,118,574 and 3,205,433 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive. The diluted net income per common share computation for the second quarter and first six months of fiscal 2002 excludes 115,234 and 2,957,438 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive. The diluted net income per share for the second quarter and the first six months of fiscal 2003 also excludes 6,884,681 shares of common stock issuable upon conversion of the contingent convertible senior notes based upon those shares’ underlying common stock price of $58.10.

13.    SUBSEQUENT EVENTS

          On January 15, 2003, Taro Pharmaceutical Industries Ltd. (“Taro”) entered into a license and optional purchase agreement with Medicis for four branded prescription lines for sale in the United States and Puerto Rico. The license agreement is effective on January 15, 2003 and extends through June 1, 2004, after which Taro may purchase the product lines. Medicis will receive quarterly license payments from Taro during the term of the agreement. If Taro chooses to purchase the product lines at the end of the term of the agreement, the purchase price will be $12.1 million. Under terms of the agreement, Taro is licensing from Medicis the following four brands: TOPICORT® (desoximetasone), a topical corticosteroid used for inflammatory skin diseases; A/T/S® (erythromycin), a topical antibiotic used in the treatment of acne; OVIDE® (malathion), a pediculicide used in the treatment of head lice; and PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections.

          During the quarter ended March 31, 2003, Dow successfully completed a development milestone related to its license and development agreement with the Company. Under terms of the agreement, Medicis is required to pay $8.8 million to Dow for the successful completion of this development milestone. The $8.8 million payment will be made to Dow during the quarter ended March 31, 2003, and will be recorded as a charge to research and development expense.

14.    CONTINGENCIES

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

          The Company believes that the ultimate outcome with respect to any of these matters, based on the information currently available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset, and in the aggregate should not have a material adverse effect on its business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation or offset that any person may have to the Company or that any such indemnification or offset will adequately cover any liability.

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

          We derive a majority of our prescription volume from our core products. We believe that the prescription volume of our core products will constitute the majority of our prescription volume for the foreseeable future. Accordingly, any factor adversely affecting the prescription volume related to our core products, individually or collectively, could harm our business, financial condition and results of operations. Several of our core products are subject to generic competition currently or may be in the future. Each of our core products could be rendered obsolete or uneconomical by regulatory or competitive changes.

          As a result of customer buying patterns, a substantial portion of our revenues has historically been recognized in the last month of each quarter. We schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. There can be no assurance that we will maintain or increase revenues or profitability or avoid losses in any future period.

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

Results of Operations

          The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001**	2002*	2001**

Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	84.4	83.0	84.4	83.1
Operating expenses	(45.0)	(56.0)	(49.3)	(50.1)
Operating income	39.4	26.9	35.1	33.0
Interest income, net	0.2	4.4	0.3	4.9
Income tax expense	(13.9)	(15.1)	(12.4)	(15.2)

Net income	25.7%	16.3%	23.0%	22.7%

*	Included in operating expenses is $5.4 million (or 4.6% of net revenue) related to a research and development collaboration with Dow Pharmaceutical, Inc. (“Dow”).

**	Included in operating expenses is a $6.2 million charge (11.7% and 6.3% of net revenues for the three and six months ended December 31, 2001, respectively) for in-process research and development related to the merger with Ascent Pediatrics, Inc. (“Ascent”).

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

Net Revenues

          Net revenues for the three months ended December 31, 2002 (the “second quarter of fiscal 2003”) increased 12.2%, or $6.5 million, to $59.5 million from $53.0 million for the three months ended December 31, 2001 (the “second quarter of fiscal 2002”). Our net revenues increased in the second quarter of fiscal 2003 primarily as a result of growth in sales of the LOPROX®, ORAPRED®, PLEXION®, BUPHENYL®, OMNICEF® and OVIDE® products. ORAPRED® was purchased by the Company on November 15, 2001 as part of the merger with Ascent. The growth in sales of LOPROX® products caused the non-acne dermatological product segment to increase from 24% of total net revenues during the second quarter of fiscal 2002 to 36% during the second quarter of fiscal 2003. The growth in sales of ORAPRED® products caused the non-dermatological product segment to increase from 22% of total net revenues during the second quarter of fiscal 2002 to 31% during the second quarter of fiscal 2003. The acne and acne-related dermatological product segment decreased as a percentage of total net revenues from 54% during the second quarter of fiscal 2002 to 33% during the second quarter of fiscal 2003 due to a decrease in sales of the DYNACIN® products.

Gross Profit

          Gross profit during the second quarter of fiscal 2003 increased 14.1%, or $6.2 million, to $50.2 million from $44.0 million in the second quarter of fiscal 2002. As a percentage of net revenues, gross profit increased to 84.4% in the second quarter of fiscal 2003 from 83.0% in the second quarter of fiscal 2002. The increase was primarily due to a higher percentage of total sales related to our LOPROX®, PLEXION® and ORAPRED® products, which enjoy higher gross profit percentages than our other products. Amortization of intangible assets related to products sold are not included in gross profit.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses in the second quarter of fiscal 2003 increased 13.5%, or $2.6 million, to $22.3 million from $19.7 million in the second quarter of fiscal 2002. This increase was primarily attributable to costs associated with the Ascent sales force, including salaries and travel expenses. Ascent merged with us on November 15, 2001, and consists of approximately 75 field personnel. As a percentage of net revenues, selling, general, and administrative expenses increased from 37.1% of net revenues during the second quarter of fiscal 2002 to 37.5% of net revenues during the second quarter of fiscal 2003.

Research and Development Expenses

          Research and development expenses in the second quarter of fiscal 2003 increased 24.3%, or $0.5 million, to $2.3 million from $1.8 million in the second quarter of fiscal 2002. As a percentage of net revenues, research and development expense increased from 3.5% of net revenues during the second quarter of fiscal 2002 to 3.8% of net revenues during the second quarter of fiscal 2003. The increase is due to the timing of research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of development projects and the funds available to support these projects.

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

Depreciation and Amortization Expenses

          Depreciation and amortization expenses in the second quarter of fiscal 2003 increased $0.2 million, to $2.2 million from $2.0 million in the second quarter of fiscal 2002.

Operating Income

          Operating income during the second quarter of fiscal 2003 increased 64.0%, or $9.1 million, to $23.4 million, from $14.3 million in the second quarter of fiscal 2002. Operating income during the second quarter of fiscal 2002 included a charge to operations of $6.2 million for in-process research and development relating to the Ascent merger. Absent this charge, operating income increased 14.3%, or $2.9 million, from $20.5 million during the second quarter of fiscal 2002, to $23.4 million during the second quarter of fiscal 2003, primarily due to an increase in sales volume offset by an increase in operating expenses. As a percentage of net revenues, operating income during the second quarter of fiscal 2003 increased to 39.4% of net revenues from 38.6% of net revenues in the second quarter of 2002, excluding the $6.2 million in-process research and development charge related to the Ascent merger in the second quarter of fiscal 2002.

Interest Income

          Interest income in the second quarter of fiscal 2003 increased 33.2%, or $0.8 million, to $3.3 million from $2.5 million in the second quarter of fiscal 2002, primarily due to an increase in cash available for investment from our issuance of our Contingent Convertible Senior Notes during June of 2002 and cash flows from operations.

Interest Expense

          Interest expense in the second quarter of fiscal 2003 increased $3.1 million, to $3.2 million from $0.1 million in the first quarter of fiscal 2002, primarily due to the issuance of our Contingent Convertible Senior Notes during June of 2002. Interest payable on these Notes accrues at 2.5% per annum. In addition, amortization of deferred financing costs related to the Notes is recognized as interest expense over the term of the Notes. Total interest expense recognized during the second quarter of fiscal 2003 related to these Notes, including the amortization of deferred financing costs, was approximately $3.1 million.

Income Tax Expense

          Income tax expense during the second quarter of fiscal 2003 increased 3.1%, or $0.2 million, to $8.2 million, from $8.0 million in the second quarter of fiscal 2002. The provision for income taxes recorded for the second quarter of fiscal 2003 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2003 to be approximately 35%. The effective tax rate for the second quarter of fiscal 2002 was 48.1%, which was the result of the $6.2 million charge that we recorded for in-process research and development related to the Ascent merger which was non-deductible for tax purposes.

Net Income

          Net income during the second quarter of fiscal 2003 increased $6.7 million, to $15.3 million from $8.6 million in the second quarter of fiscal 2002. The increase is primarily a result of the $6.2 million charge that the Company recorded for in-process research and development expense that was related to the Ascent merger that was recorded during the second quarter of fiscal 2002.

Six Months Ended December 31, 2002 Compared to the Six Months Ended December 31, 2001

Net Revenues

          Net revenues for the six months ended December 31, 2002 (the “2003 six months”) increased 20.0%, or $19.7 million, to $118.3 million from $98.6 million for the six months ended December 31, 2001 (the “2002 six months”). Our net revenues increased in the 2003 six months primarily as a result of growth in sales of the LOPROX®, PLEXION®, TRIAZ®, OMNICEF®, BUPHENYL® and ORAPRED® products. ORAPRED® was purchased by the Company on November 15, 2001 as part of the merger with Ascent. The growth in sales of LOPROX® and OMNICEF® products caused the non-acne dermatological product segment to increase from 34% of total net revenues during the 2002 six months to 45% during the 2003 six months. The growth in sales of ORAPRED® and BUPHENYL® products caused the non-dermatological products segment to increase from 17% of total net revenues during the 2002 six months to 20% during the 2003 six months. The acne and acne-related dermatological product segment decreased as a percentage of total net revenues from 48% during the 2002 six months to 35% during the 2003 six months due to the growth in total net revenues, which was primarily due to a decrease in sales of the DYNACIN® products.

Gross Profit

          Gross profit during the 2003 six months increased 21.9%, or $17.9 million, to $99.8 million from $81.9 million in the 2002 six months. As a percentage of net revenues, gross profit increased to 84.4% in the 2003 six months from 83.1% in the 2002 six months. The increase was primarily due to a higher percentage of total sales related to our LOPROX®, ORAPRED®, PLEXION®, OMNICEF® and OVIDE® products, which enjoy higher gross profit percentages than our other products. Amortization of intangible assets related to products sold are not included in gross profit.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses in the 2003 six months increased 22.2%, or $8.0 million, to $43.9 million from $35.9 million in the 2002 six months. This increase was primarily attributable to costs associated with the Ascent sales force, including salaries and travel expenses, and increases in personnel costs related to the hiring of additional full-time equivalents, and yearly salary escalations for existing employees. Ascent merged with us on November 15, 2001, and consists of approximately 75 field personnel. As a percentage of net revenues, selling, general, and administrative expenses increased from 36.5% of net revenues during the 2002 six months to 37.1% of net revenues during the 2003 six months. Research and Development Expenses

          Research and development expenses in the 2003 six months increased 209.4%, or $6.9 million, to $10.2 million from $3.3 million in the 2002 six months. This increase was primarily due to a $5.4 million charge for the initial payment under a license and development agreement with Dow for a patented dermatologic product. Absent this charge, research and development expenses increased 45.0%, or $1.5 million, to $4.8 million during the 2003 six months from $3.3 million during the 2002 six months. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of development projects and the funds available to support these projects.

In-Process Research and Development Expense

          We recorded a $6.2 million charge to operations for in-process research and development during the 2002 six months as part of the allocated purchase price related to the merger with Ascent. The amount allocated to in-process research and development was based on an independent valuation of Ascent’s completed and in-process technologies.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses in the 2003 six months increased $0.3 million, to $4.2 million from $3.9 million in the 2002 six months.

Operating Income

          Operating income during the 2003 six months increased 27.7%, or $9.0 million, to $41.5 million from $32.5 million in the 2002 six months. Operating income during the 2003 six months included a charge to operations of $5.4 million related to a research and development collaboration with Dow. Operating income during the 2002 six months included a charge to operations of $6.2 million for in-process research and development relating to the Ascent merger. Absent these charges, operating income increased 21.1% or $8.2 million from $38.7 million during the 2002 six months, to $46.9 million during the 2003 six months, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

          Interest income in the 2003 six months increased 25.6%, or $1.4 million, to $6.6 million from $5.2 million in the 2002 six months, primarily due to an increase in cash available for investment from our issuance of our Contingent Convertible Senior Notes during June of 2002 and cash flows from operations.

Interest Expense

          Interest expense in the 2003 six months increased $5.9 million, to $6.3 million from $0.4 million in the 2002 six months, primarily due to the issuance of our Contingent Convertible Senior Notes during June of 2002. Interest payable on these Notes accrues at 2.5% per annum. In addition, amortization of deferred financing costs related to the Notes is recognized as interest expense over the term of the Notes. Total interest expense recognized during the 2003 six months related to these Notes, including the amortization of deferred financing costs, was approximately $6.3 million.

Income Tax Expense

          Income tax expense during the 2003 six months decreased 2.4%, or $0.4 million, to $14.6 million, from $15.0 million in the 2002 six months. The provision for income taxes recorded for the 2003 six months reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2003 to be approximately 35%. The effective tax rate for the 2002 six months was 40.1%, which was the result of the $6.2 million charge that we recorded for in-process research and development related to the Ascent merger which was non-deductible for tax purposes.

Net Income

          Net income during the 2003 six months increased $4.8 million, to $27.2 million from $22.4 million in the 2002 six months.

Liquidity and Capital Resources

          Net cash provided by operating activities for the 2003 six months increased $3.2 million, to $41.8 million, from $38.6 million in the 2002 six months. The increase was primarily attributable to the increase in our net income in the 2003 six months as compared to the 2002 six months, as well as net changes in operating assets and liabilities, partially offset by a decrease in the tax benefit from the exercise of stock options due to a decrease in exercise activity during the 2003 six months as compared to the 2002 six months.

          Net cash used in investing activities for the 2003 six months increased $61.3 million, to $168.8 million, from $107.5 million in the 2002 six months. The change was primarily due to increased purchases of available-for-sale investments during the 2003 six months as compared to the 2002 six months due to an increase in cash available for investment from our issuance of our Contingent Convertible Senior Notes during June of 2002, partially offset by a decrease in net cash used for the acquisition of businesses. During the 2002 six months, $62.3 million was used to acquire Ascent, while no cash was used for the acquisition of businesses during the 2003 six months.

          Net cash used in financing activities for the 2003 six months was $28.9 million as compared to cash provided by financing activities of $6.4 million during the 2002 six months. The change is primarily attributable to the purchase of $36.0 million of treasury stock during the 2003 six months as compared to the purchase of $4.3 million of treasury stock during the 2002 six months.

          We had cash, cash equivalents and short-term investments of $579.1 million and working capital of $615.3 million at December 31, 2002, as compared to $577.6 million and $611.3 million, respectively, at June 30, 2002.

          Except for $400 million of Contingent convertible senior notes due in 2032, we have no long-term liabilities and had only $49.6 million of current liabilities at December 31, 2002. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale needs and to fund the share repurchase program.

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

          Inflation did not have a significant impact on our results during the 2003 six months.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

Item 4. CONTROLS AND PROCEDURES

          Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

          The Company believes that the ultimate outcome with respect to these matters, based on the information currently available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset, and in the aggregate should not have a material adverse effect on its business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation or offset that any person may have to the Company or that any such indemnification or offset will adequately cover any liability.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 20, 2002, the Company held its 2002 Annual Meeting of Shareholders (the “Annual Meeting”). The holders of 28,327,593 shares of Class A Common Stock and 379,016 shares of Class B Common Stock were present in person or represented by proxy at the meeting. At the Annual Meeting, the Company’s shareholders approved the following:

1)	Election of Directors

The shareholders elected the following persons to serve as directors of the Company for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

	Number of Votes

	For	Withheld

Spencer Davidson	27,510,623	816,970
Peter S. Knight, Esq	27,266,592	1,059,001
Stuart Diamond	27,731,303	596,290

2)	The shareholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2003. Votes were cast as follows:

For	Against	Abstain

26,585,409	1,736,072	6,112

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

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

MEDICIS PHARMACEUTICAL CORPORATION

Date: February 7, 2003	By:	/s/ Jonah Shacknai Jonah Shacknai Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2003	By:	/s/ Mark A. Prygocki, Sr. Mark A. Prygocki, Sr. Executive Vice President Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jonah Shacknai, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Medicis Pharmaceutical Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 7, 2003

JONAH SHACKNAI

/s/ JONAH SHACKNAI

(Jonah Shacknai)
Chairman of the Board and
Chief Executive Officer

I, Mark A. Prygocki, Sr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Medicis Pharmaceutical Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 7, 2003

MARK A. PRYGOCKI, SR.

/s/ MARK A. PRYGOCKI, SR.

(Mark A. Prygocki, Sr.)
Executive Vice President, Chief Financial Officer,
Corporate Secretary and Treasurer

Exhibit Index

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350