Form 10-Q
period 2003-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2003-05-15
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003

Class A Common Stock, $.014 par value Class B Common Stock, $.014 par value	26,780,724 379,016

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2003	June 30, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,621	$299,209
Short-term investments	395,947	278,367
Accounts receivable, net	50,579	45,054
Inventories, net	11,835	11,955
Deferred tax assets, net	10,521	7,388
Other current assets	14,872	16,500

Total current assets	626,375	658,473

Property and equipment, net	2,572	2,605
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	244,754	165,084
Other intangible assets	13,024	11,727

	257,778	176,811
Less: accumulated amortization	37,138	31,007

Net intangible assets	220,640	145,804
Goodwill	59,239	52,041
Deferred tax assets, net	—	4,918
Deferred financing costs, net	10,627	12,390
Other non-current assets	17	42

	$919,470	$876,273

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2003	June 30, 2002

	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$19,492	$14,037
Short-term contract obligation	18,380	10,000
Income taxes payable	3,585	1,460
Other current liabilities	33,879	21,717

Total current liabilities	75,336	47,214

Long-term liabilities:
Contingent convertible senior notes	400,000	400,000
Deferred tax liability, net	2,134	—
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 31,112,439 and 30,776,276 at March 31, 2003 and at June 30, 2002, respectively	436	431
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 379,016 at March 31, 2003 and at June 30, 2002	5	5
Additional paid-in capital	440,059	429,951
Accumulated other comprehensive income	1,935	790
Deferred compensation	(1,855)	(2,094)
Accumulated earnings	192,328	154,923
Less: Treasury stock, 4,340,734 and 3,412,434 shares at cost at March 31, 2003 and at June 30, 2002, respectively	(190,908)	(154,947)

Total stockholders’ equity	442,000	429,059

	$919,470	$876,273

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues	$62,575	$56,623	$180,834	$155,179
Operating costs and expenses:
Cost of product revenue	9,114	9,397	27,579	26,065
Selling, general and administrative	23,809	21,544	67,740	57,488
Research and development	11,189	1,935	21,352	5,220
In-process research and development	—	—	—	6,217
Depreciation and amortization	2,572	1,968	6,746	5,892

Operating costs and expenses	46,684	34,844	123,417	100,882

Operating income	15,891	21,779	57,417	54,297
Interest income	2,976	2,278	9,571	7,527
Interest expense	(3,137)	(4)	(9,442)	(359)

Income before income tax expense	15,730	24,053	57,546	61,465
Income tax expense	(5,506)	(8,178)	(20,141)	(23,178)

Net income	$10,224	$15,875	$37,405	$38,287

Basic net income per common share	$0.38	$0.52	$1.38	$1.26

Diluted net income per common share	$0.36	$0.50	$1.33	$1.21

Shares used in computing basic net income per common share	27,084	30,647	27,194	30,423

Shares used in computing diluted net income per common share	28,119	31,858	28,136	31,636

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Nine Months Ended

	March 31, 2003	March 31, 2002

Operating Activities:
Net income	$37,405	$38,287
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	—	6,217
Depreciation and amortization	8,750	5,892
Gain on sale of available-for-sale investments	(393)	(1,124)
Amortization of deferred compensation	236	355
Deferred income tax expense (benefit)	3,919	(2,080)
Provision for doubtful accounts and returns	2,921	2,075
Accretion of premium on investments	2,144	1,872
Accretion of discount on contract obligation	—	340
Changes in operating assets and liabilities:
Accounts receivable	(7,836)	(16,282)
Inventories	120	(1,274)
Other current assets	1,650	(1,081)
Accounts payable	6,077	6,011
Income taxes payable	2,125	5,330
Tax benefit of stock option exercises	2,268	6,428
Other current liabilities	9,246	2,402

Net cash provided by operating activities	68,632	53,368
Investing Activities:
Purchase of property and equipment	(582)	(815)
Ascent merger, net of cash acquired	—	(62,437)
Payment of direct merger costs	(930)	(4,109)
Payments for purchase of product rights	(77,294)	(17,943)
Purchase of available-for-sale investments	(339,781)	(199,726)
Sale of available-for-sale investments	95,712	67,735
Maturity of available-for-sale investments	125,846	77,402
Change in other assets	25	25

Net cash used in investing activities	(197,004)	(139,868)
Financing Activities:
Payment of deferred financing costs	(140)	—
Purchase of treasury stock	(35,961)	(4,343)
Proceeds from the exercise of stock options	7,847	13,734

Net cash (used in) provided by financing activities	(28,254)	9,391
Effect of foreign currency exchange rate on cash and cash equivalents	38	(167)
Net decrease in cash and cash equivalents	(156,588)	(77,276)
Cash and cash equivalents at beginning of period	299,209	153,258

Cash and cash equivalents at end of period	$142,621	$75,982

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) is the leading independent specialty pharmaceutical company focusing primarily on developing and marketing drugs in the United States for the treatment of dermatological, pediatric and podiatric conditions. The Company offers a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections and seborrheic dermatitis. In November 2001, Medicis expanded into the pediatric market through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions and, subsequent to merging with Medicis, now markets dermatological products to pediatricians.

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

2. STOCK-BASED COMPENSATION

     At March 31, 2003, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, to stock-based employee compensation (amounts in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2003	2002	2003	2002

Net income, as reported	$10,224	$15,875	$37,405	$38,287
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,674	3,857	11,576	11,926

Pro-forma net income	$6,550	$12,018	$25,829	$26,361
Earnings per share:
Basic – as reported	$0.38	$0.52	$1.38	$1.26
Basic – pro forma	$0.24	$0.39	$0.95	$0.87
Diluted – as reported	$0.36	$0.50	$1.33	$1.21
Diluted – pro forma	$0.23	$0.38	$0.92	$0.83

     As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

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

     On September 26, 2002, Medicis entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, Medicis made an initial payment of $5.4 million to Dow and in accordance with the agreement between the parties, is required to make potential additional payments upon the certification that certain development milestones have occurred. The initial $5.4 million payment under the contract was recorded as a charge to research and development expense during the quarter ended September 30, 2002. During the quarter ended March 31, 2003, a development milestone was successfully completed and the Company made a payment of $8.8 million to Dow. This payment was expensed in the quarter ended March 31, 2003. Future charges to research and development expense for the successful completion of additional development milestones could total as much as $2.1 million.

     On September 4, 2002, the Company purchased the Abbreviated New Drug Application (“ANDA”) for a pediatric prescription product from a third-party pharmaceutical company for $9.0 million. Under terms of the agreement, the Company may be required to make future contingent payments based on the achievement of certain milestones. The contingent payments, if the milestones are achieved, would be payable at the six (6)-, twelve (12)-, and eighteen (18)-month anniversaries of the closing of the agreement. During the quarter ended March 31, 2003, a milestone was achieved and a $4.0 million contingent payment was earned by the third-party pharmaceutical company. The Company accounted for the initial payment and the contingent payment as an acquisition of an intangible asset and commenced amortizing the asset over 15 years beginning in the second quarter of fiscal 2003.

4. ACQUISITION OF RESTYLANE® FAMILY OF PRODUCTS FROM THE Q-MED GROUP

     On March 7, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from the Q-Med Group (“Q-Med”), a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE™ and RESTYLANE® Fine Lines. The RESTYLANE®, PERLANE™ and RESTYLANE® Fine Lines products are currently being sold in over 60 countries by Q-Med, but are not yet approved for use in the United States. The products are approved for use in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, and will pay approximately $53.3 million upon U.S. Food and Drug Administration (“FDA”) approval of RESTYLANE®, approximately $19.4 million upon certain cumulative commercial milestones being achieved and approximately $29.1 million upon FDA approval of PERLANE™. As of March 31, 2003, the Company additionally incurred approximately $3.1 million of costs related to the due diligence and execution of the transaction, consisting of approximately $2.9 million of professional services and approximately $0.2 million of other costs. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.

     RESTYLANE®, PERLANE™ and RESTYLANE® Fine Lines are injectable, transparent, non-animal stabilized hyaluronic acid (“NASHA”) gels, which require no patient sensitivity tests in advance of product administration in countries where they are marketed currently. These “tissue tailored,” transparent, injectable products have varying gel particle sizes which provide physicians in countries where the products are approved with flexibility in treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips. In countries where the products are currently marketed, pre-packaged, glass syringes provide physicians with various options to treat nasolabial folds, glabellar lines, periorbital lines, perioral lines, vermillion borders, lips, chins, cheeks, smile lines, worry lines and oral commissures. In the United States, the FDA regulates these products as medical devices. A pre-market approval application for RESTYLANE® was filed in June 2002 with the FDA and is currently under review. While Medicis cannot speculate on any expected date of approval by the FDA, the Company believes it is possible that an approval could be received as early as during the Company’s fiscal year 2004. The Company does not know if the applications will be approved or the conditions of use, and the Company cannot know whether the products will be approved in the United States under the same conditions of marketing outside the United States.

5. LICENSE OF PRODUCTS TO TARO PHARMACEUTICAL INDUSTRIES, LTD.

     On January 14 2003, Taro Pharmaceutical Industries Ltd. (“Taro”) licensed with an option to purchase from Medicis four branded prescription product lines for sale in the United States and Puerto Rico. The license agreement was effective on January 14, 2003 and extends through June 1, 2004, after which Taro may purchase the product lines. Medicis will receive quarterly license payments from Taro during the term of the agreement. If Taro chooses to purchase the product lines at the end of the term of the agreement, the purchase price will be $12.1 million. Under terms of the agreement, Taro is licensing from Medicis the following four brands: TOPICORT® (desoximetasone), a topical corticosteroid used for inflammatory skin diseases; A/T/S® (erythromycin), a topical antibiotic used in the treatment of acne; OVIDE® (malathion), a pediculicide used in the treatment of head lice; and PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections.

6. MERGER OF ASCENT PEDIATRICS, INC.

     As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period ended

November 15, 2006. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. As of March 31, 2003, the second-year threshold had been deemed to be probable, and approximately $10.7 million was recorded as additional goodwill and as a short-term contract obligation. The Company will reassess the recorded obligation during the remainder of the twelve-month period ended November 15, 2003 based on actual events. A total of approximately $18.4 million is included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of March 31, 2003, representing the first two years’ contingent payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Note 15.

7. SEGMENT AND PRODUCT INFORMATION

     The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of asthma and Urea Cycle Disorder. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION® and TRIAZ®. The non-acne dermatological product lines include ESOTERICA®, LIDEX®, LOPROX®, LUSTRA®, OMNICEF® and SYNALAR®. The non-dermatological product lines include BUPHENYL® and ORAPRED®.

     The Company’s pharmaceutical products, with the exception of BUPHENYL®, are promoted to dermatologists, podiatrists and/or pediatricians. Such products are often prescribed by physicians outside these three specialties, including family practitioners, general practitioners, primary-care physicians, plastic surgeons and OB/GYNs, as well as physicians based in hospitals, governmental agencies and others. All products, with the exception of BUPHENYL®, are sold primarily to wholesalers and retail chain drug stores. BUPHENYL® is primarily sold directly to hospitals and pharmacies.

     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2003	2002	2003	2002

Acne and acne-related dermatological products	25%	43%	32%	46%
Non-acne dermatological products	29	24	40	31
Non-dermatological products	46	33	28	23

Total net revenues	100%	100%	100%	100%

8. INVENTORIES

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

     Inventories at March 31, 2003 and June 30, 2002, are as follows (amounts in thousands):

	March 31, 2003	June 30, 2002

Raw materials	$4,708	$5,430
Finished goods	7,825	7,276
Valuation reserve	(698)	(751)

Total inventories	$11,835	$11,955

9. CONTINGENT CONVERTIBLE SENIOR NOTES

     On June 4, 2002 and June 10, 2002, the Company sold in aggregate $400.0 million principal amount of its 2.5% Contingent Convertible Notes Due 2032 (the “Notes”) in private transactions. The Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Notes reaches certain thresholds. The Notes will mature on June 4, 2032.

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

     The Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•	during any quarter commencing after June 30, 2002, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter is more than 110% of the conversion price of the Notes, or $63.91, on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $58.10 per share, which is equal to a conversion rate of approximately 17.217 shares per $1,000 principal amount of Notes, subject to adjustment;

•	if the Company has called the Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on that day multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the Notes; or

•	upon the occurrence of specified corporate transactions.

As of March 31, 2003, none of the Notes had been converted.

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

     At March 31, 2003, the Company had federal net operating loss carryforwards of approximately $18.8 million that begin expiring in varying amounts in the years 2008 through 2021 if not previously utilized. All of the net operating loss carryforwards are attributable to the Company’s merger with Ascent.

     The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $0.2 million and $2.3 million increase to equity with a corresponding $0.2 million and $2.3 million reduction to taxes payable for the three and nine months ended March 31, 2003, respectively. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

11. STOCK REPURCHASE PLAN

     During the three months ended March 31, 2003, Medicis did not purchase any of its shares of Class A common stock. During the nine months ended March 31, 2003, Medicis purchased 928,300 shares of its Class A common stock in the open market at an average price of $38.74 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This program provides for the repurchase of up to $75 million of Class A common stock at such times as management may determine. The Company has repurchased a total of approximately $50.2 million toward the $75 million as of March 31, 2003.

12. DEFERRED COMPENSATION

     In July 2001, Medicis granted 55,000 restricted shares of Class A common stock to certain employees. The Company recorded deferred compensation of $2,577,850, representing the market price of the shares at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the employees receiving the grants. The shares begin vesting two years after the grant date, and become fully vested five years after the grant date. During the three months ended December 31, 2002, 10,000 shares were reacquired by the Company due to an employee departure, and the Company reversed approximately $111,000 of previously amortized compensation expense due to the reacquisition. That employee returned to the Company during the three months ended March 31, 2003, and Medicis granted that employee 10,000 new restricted shares of Class A common stock. The Company recorded deferred compensation of $466,000, representing the market price of the shares at the date of grant.

     The Company expects to record compensation expense related to deferred compensation of approximately $129,000 per quarter through September 30, 2006, and approximately $23,000 per quarter thereafter through March 31, 2008. Expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

13. COMPREHENSIVE INCOME

     Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months and nine months ended March 31, 2003, was $10.2 million and $38.6 million, respectively. Total comprehensive income for the three months and nine months ended March 31, 2002, was $15.1 million and $37.5 million, respectively.

14. EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Numerator:
Net income	$10,224	$15,875	$37,405	$38,287

Denominator for basic net income per common share	27,084	30,647	27,194	30,423
Effect of dilutive securities:
stock options and restricted stock	1,035	1,211	942	1,213

Denominator for diluted net income per common share	28,119	31,858	28,136	31,636

Basic net income per common share	$0.38	$0.52	$1.38	$1.26

Diluted net income per common share	$0.36	$0.50	$1.33	$1.21

     The diluted net income per common share computation for the three and nine months ended March 31, 2003 excludes 3,049,397 and 3,145,555 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive. The diluted net income per common share computation for the three and nine months ended March 31, 2002 excludes 148,247 and 1,839,610 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive. The diluted net income per share for the third quarter and the first nine months of fiscal 2003 also excludes 6,884,681 shares of common stock issuable upon conversion of the Contingent Convertible Senior Notes based upon those shares’ underlying common stock conversion price of $58.10.

15. CONTINGENCIES

     On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A trial in the action has been rescheduled for late calendar 2003. The Company believes that the claims of the Triumph group are without merit and we are vigorously contesting and defending this suit.

     The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others.

     The Company believes that the ultimate outcome with respect to any of these matters, based on the information currently available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset, or in the aggregate should not have a material adverse effect on its business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation or offset that any person may have to the Company or that any such indemnification or offset will adequately cover any liability.

16. RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Company adopted SFAS No. 148 on January 1, 2003 and has provided the disclosures required under SFAS No. 148 in Note 2.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the leading independent specialty pharmaceutical company focusing primarily on developing and marketing drugs in the United States for the treatment of dermatological, pediatric and podiatric conditions. We believe that annual U.S. pharmaceutical sales in these markets exceed $10 billion. We offer a broad range of products addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections and seborrheic dermatitis.

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

     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our products, consistent with prescriptions written by licensed health care providers. Because many of our products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. We believe such availability strongly reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce.

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

Results of Operations

     The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003*	2002	2003*	2002**

Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	85.4	83.4	84.7	83.2
Operating expenses	(60.0)	(44.9)	(53.0)	(48.2)
Operating income	25.4	38.5	31.7	35.0
Interest (expense) income, net	(0.3)	4.0	0.1	4.6
Income tax expense	(8.8)	(14.5)	(11.1)	(14.9)

Net income	16.3%	28.0%	20.7%	24.7%

*	Included in operating expenses is $8.8 million (or 14.1% of net revenues) for the three months ended March 31, 2003, and $14.2 million (or 7.9% of net revenues) for the nine months ending March 31, 2003 related to a research and development collaboration with Dow.

**	Included in operating expenses is a $6.2 million charge (4.0% of net revenues) for the nine months ended March 31, 2002 for in-process research and development related to the merger with Ascent.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Revenues

     Net revenues for the three months ended March 31, 2003 (the “third quarter of fiscal 2003”) increased 10.5%, or $6.0 million, to $62.6 million from $56.6 million for the three months ended March 31, 2002 (the “third quarter of fiscal 2002”). Our net revenues increased in the third quarter of fiscal 2003 primarily as a result of growth in sales of the BUPHENYL®, LOPROX® and ORAPRED® products. The growth in sales of the LOPROX® product line is the primary cause of the non-acne dermatological product segment growth from 24.3% of total net revenues during the third quarter of fiscal 2002 to 28.7% during the third quarter of fiscal 2003. The growth in sales of ORAPRED® and BUPHENYL® products were the primary cause of the non-dermatological product segment growth from 32.9% of total net revenues during the third quarter of fiscal 2002 to 45.8% during the third quarter of fiscal 2003. The acne and acne-related dermatological product segment decreased as a percentage of total net revenues from 42.7% during the third quarter of fiscal 2002 to 25.5% during the third quarter of fiscal 2003 primarily due to a decrease in sales of the DYNACIN® product line.

Gross Profit

     Gross profit during the third quarter of fiscal 2003 increased 13.2%, or $6.2 million, to $53.5 million from $47.2 million in the third quarter of fiscal 2002. As a percentage of net revenues, gross profit increased to 85.4% in the third quarter of fiscal 2003 from 83.4% in the third quarter of fiscal 2002. The increase was primarily due to a higher percentage of total sales related to our BUPHENYL®, LOPROX® and ORAPRED®

products, which enjoy higher gross profit percentages than our other products. Amortization of intangible assets related to products sold are not included in gross profit.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the third quarter of fiscal 2003 increased 10.5%, or $2.3 million, to $23.8 million from $21.5 million in the third quarter of fiscal 2002. This increase was primarily attributable to an increase in personnel costs, which increased due to hiring of additional full-time equivalent employees primarily performing sales and marketing functions, operational expenses related to the acquired RESTYLANE® family of products and an increase in variable costs commensurate with increased sales volume. As a percentage of net revenues, selling, general and administrative expenses remained constant at 38.0% from third quarter of fiscal 2003 to the third quarter of fiscal 2002.

Research and Development Expenses

     Research and development expenses in the third quarter of fiscal 2003 increased $9.3 million, to $11.2 million from $1.9 million in the third quarter of fiscal 2002. This increase was primarily due to a $8.8 million charge for a milestone payment under a license and development agreement with Dow for a patented dermatologic product. Absent this charge, research and development expense increased 23.5%, or $0.5 million, to $2.4 million in the third quarter of fiscal 2003 from $1.9 million in the third quarter of fiscal 2002. This increase is due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses in the third quarter of fiscal 2003 increased 30.7%, or $0.6 million, to $2.6 million from $2.0 million in the third quarter of fiscal 2002, primarily due to the amortization expense related to our acquisition of the RESTYLANE® family of products which began in March 2003.

Operating Income

     Operating income during the third quarter of fiscal 2003 decreased 27.0%, or $5.9 million, to $15.9 million, from $21.8 million in the third quarter of fiscal 2002. Operating income during the third quarter of fiscal 2003 included a milestone payment of $8.8 million related to a research and development collaboration with Dow. Absent this payment, operating income increased 13.4%, or $2.9 million, from $21.8 million during the third quarter of fiscal 2002, to $24.7 million during the third quarter of fiscal 2003, primarily due to an increase in sales volume offset by an increase in operating expenses. As a percentage of net revenues, operating income during the third quarter of fiscal 2003 increased to 39.5% of net revenues from 38.5% of net revenues in the third quarter of 2002, excluding the $8.8 million milestone payment related to a development collaboration with Dow which was paid in the third quarter of fiscal 2003.

Interest Income

     Interest income in the third quarter of fiscal 2003 increased 30.6%, or $0.7 million, to $3.0 million from $2.3 million in the third quarter of fiscal 2002, primarily due to an increase in cash available for investment from our issuance of our Contingent Convertible Senior Notes (the “Notes”) during June 2002 and an increase in cash flows from operations.

Interest Expense

     Interest expense in the third quarter of fiscal 2003 increased $3.1 million, to $3.1 million from $4,000 in the third quarter of fiscal 2002, primarily due to the issuance of our Notes during June 2002. Interest payable on these Notes accrues at 2.5% per annum. In addition, amortization of deferred financing costs related to the Notes is recognized as interest expense over the term of the Notes. Total interest expense recognized during the third quarter of fiscal 2003 related to these Notes, including the amortization of deferred financing costs, was approximately $3.1 million.

Income Tax Expense

     Income tax expense during the third quarter of fiscal 2003 decreased 32.7%, or $2.7 million, to $5.5 million, from $8.2 million in the third quarter of fiscal 2002. The provision for income taxes recorded for the third quarter of fiscal 2003 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2003 to be approximately 35%. The effective tax rate for the third quarter of fiscal 2002 was 34%.

Net Income

     Net income during the third quarter of fiscal 2003 decreased 35.6%, or $5.7 million, to $10.2 million from $15.9 million in the third quarter of fiscal 2002. The decrease is primarily a result of the $8.8 million charge related to a research and development collaboration with Dow which was paid during the third quarter of fiscal 2003.

Nine Months Ended March 31, 2003 Compared to the Nine Months Ended March 31, 2002

Net Revenues

     Net revenues for the nine months ended March 31, 2003 (the “2003 nine months”) increased 16.5%, or $25.6 million, to $180.8 million from $155.2 million for the nine months ended March 31, 2002 (the “2002 nine months”). Our net revenues increased in the 2003 nine months primarily as a result of growth in sales of the BUPHENYL®, LOPROX®, OMNICEF®, ORAPRED® and TRIAZ® products. ORAPRED® was purchased by the Company on November 15, 2001 as part of the merger with Ascent. The growth in sales of the LOPROX® and OMNICEF® product lines is the primary cause of the non-acne dermatological product segment growth from 30.8% of total net revenues during the 2002 nine months to 39.7% during the 2003 nine months. The growth in sales of the ORAPRED® and BUPHENYL® product lines is the primary cause of the non-dermatological products segment growth from 23.0% of total net revenues during the 2002 nine months to 28.7% during the 2003 nine months. The acne and acne-related dermatological product segment decreased as a percentage of total net revenues from 46.2% during the 2002 nine months to 31.7% during the 2003 nine months primarily due to a decrease in sales of the DYNACIN® product line.

Gross Profit

     Gross profit during the 2003 nine months increased 18.7%, or $24.1 million, to $153.3 million from $129.1 million in the 2002 nine months. As a percentage of net revenues, gross profit increased to 84.7% in the 2003 nine months from 83.2% in the 2002 nine months. The increase was primarily due to a higher percentage of total sales related to our LOPROX®, OMNICEF® and ORAPRED® products, which enjoy higher gross profit percentages than our other products. Amortization of intangible assets related to products sold are not included in gross profit.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the 2003 nine months increased 17.8%, or $10.2 million, to $67.7 million from $57.5 million in the 2002 nine months. This increase was primarily attributable to a full nine months of costs associated with the Ascent sales force, including salaries and travel expenses, and increases in personnel costs related to the hiring of additional full-time equivalents, yearly salary escalations for existing employees, operational expenses related to the acquired RESTYLANE® family of products and an increase in variable costs commensurate with increased sales volume. Ascent merged with us on November 15, 2001, and consists of approximately 75 field personnel. As a percentage of net revenues, selling, general, and administrative expenses increased from 37.0% of net revenues during the 2002 nine months to 37.5% of net revenues during the 2003 nine months.

Research and Development Expenses

     Research and development expenses in the 2003 nine months increased $16.1 million, to $21.3 million from $5.2 million in the 2002 nine months. This increase was primarily due to $14.2 million in milestone payments under a license and development agreement with Dow for a patented dermatologic product. Absent these charges, research and development expenses increased 37.0%, or $1.9 million, to $7.1 million during the 2003 nine months from $5.2 million during the 2002 nine months. This increase is due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of development projects and the funds available to support these projects.

In-Process Research and Development Expense

     We recorded a $6.2 million charge to operations for in-process research and development during the 2002 nine months as part of the allocated purchase price related to the merger with Ascent. The amount allocated to in-process research and development was based on an independent valuation of Ascent’s completed and in-process technologies. There were no in-process research and development charges in the 2003 nine months.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses in the 2003 nine months increased $0.8 million, to $6.7 million from $5.9 million in the 2002 nine months. Amortization of expenses associated with the acquisition of the RESTYLANE® family of products began in March 2003.

Operating Income

     Operating income during the 2003 nine months increased 5.7%, or $3.1 million, to $57.4 million from $54.3 million in the 2002 nine months. Operating income during the 2003 nine months included milestone payments totaling $14.2 million related to a research and development collaboration with Dow. Operating income during the 2002 nine months included a charge to operations of $6.2 million for in-process research and development relating to the Ascent merger. Absent these charges, operating income increased 18.3% or $11.1 million from $60.5 million during the 2002 nine months, to $71.6 million during the 2003 nine months, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

     Interest income in the 2003 nine months increased 27.2%, or $2.1 million, to $9.6 million from $7.5 million in the 2002 nine months, primarily due to an increase in cash available for investment from the issuance of our Notes during June 2002 and an increase in cash flows from operations.

Interest Expense

     Interest expense in the 2003 nine months increased $9.0 million, to $9.4 million from $0.4 million in the 2002 nine months, primarily due to the issuance of our Notes during June 2002. Interest payable on these Notes accrues at 2.5% per annum. In addition, amortization of deferred financing costs related to the Notes is recognized as interest expense over the term of the Notes. Total interest expense recognized during the 2003 nine months related to these Notes, including the amortization of deferred financing costs, was approximately $9.4 million.

Income Tax Expense

     Income tax expense during the 2003 nine months decreased 13.1%, or $3.1 million, to $20.1 million, from $23.2 million in the 2002 nine months. The provision for income taxes recorded for the 2003 nine months reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2003 to be approximately 35%. The effective tax rate for the 2002 nine months was 37.7%, which was the result of the $6.2 million charge that we recorded for in-process research and development related to the Ascent merger which was non-deductible for tax purposes.

Net Income

     Net income during the 2003 nine months decreased 2.3%, or $0.9 million, to $37.4 million from $38.3 million in the 2002 nine months. Net income during the 2003 nine months included tax-effected milestone payments of $8.9 million related to a research and development collaboration with Dow. Net income during the 2002 nine months included a charge to operations of $6.2 million for in-process research and development relating to the Ascent merger. Absent these charges, net income increased 4.2% or $1.8 million from $44.5 million during the 2002 nine months, to $46.4 million during the 2003 nine months.

Liquidity and Capital Resources

     Net cash provided by operating activities for the 2003 nine months increased 28.6%, or $15.2 million, to $68.6 million, from $53.4 million in the 2002 nine months. The increase was primarily attributable to net changes in operating assets and liabilities, partially offset by a decrease in the tax benefit from the exercise of stock options due to a decrease in exercise activity during the 2003 nine months as compared to the 2002 nine months.

     Net cash used in investing activities for the 2003 nine months increased 40.8%, or $57.1 million, to $197.0 million, from $139.9 million in the 2002 nine months. The change was primarily due to increased purchases of available-for-sale investments during the 2003 nine months as compared to the 2002 nine months due to an increase in cash available for investment from the issuance of our Notes during June 2002.

     Net cash used in financing activities for the 2003 nine months was $28.3 million as compared to cash provided by financing activities of $9.4 million during the 2002 nine months. The change is primarily attributable to the purchase of $36.0 million of treasury stock during the 2003 nine months as compared to the purchase of $4.3 million of treasury stock during the 2002 nine months.

     We had cash, cash equivalents and short-term investments of $538.6 million and working capital of $551.0 million at March 31, 2003, as compared to $577.6 million and $611.3 million, respectively, at June 30, 2002. The decreases are primarily the result of the purchase of $36.0 million of treasury stock and the payment of $77.3 million for the purchase of product rights, net of operating cash generated during the nine months ended March 31, 2003. The $77.3 million of cash used for the purchase of product rights included approximately $61.3 million related to our acquisition of the RESTYLANE® family of products, approximately $9.3 million related to the purchase of an ANDA for a pediatric prescription product from a third-party pharmaceutical company and approximately $6.7 million related to purchases of other product rights.

     Except for $400 million of Contingent Convertible Senior Notes due in 2032 and a $2.1 million deferred tax liability, we have no long-term liabilities and had only $75.3 million of current liabilities at March 31, 2003. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale needs and to fund our share repurchase program.

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

     Inflation did not have a significant impact on our results during the 2003 nine months.

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

Part II. Other Information

Item 1. Legal Proceedings

     On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A trial in the action has been rescheduled for late calendar 2003. The Company believes that the claims of the Triumph group are without merit and we are vigorously contesting and defending this suit.

     The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others.

     The Company believes that the ultimate outcome with respect to these matters, based on the information currently available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset, or in the aggregate should not have a material adverse effect on its business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation or offset that any person may have to the Company or that any such indemnification or offset will adequately cover any liability.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 99.1	Certification of Periodic Financial Reports by the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) Pursuant to 18 U.S.C. Section 1350 (filed herewith)

(b)	During the quarter ended March 31, 2003, the Company filed the following reports on Form 8-K with the SEC:

(i)	Current Report on Form 8-K dated January 15, 2003, which announced that Taro Pharmaceutical Industries Ltd. entered into a license and optional purchase agreement with Medicis for four branded prescription lines for sale in the United States and Puerto Rico.

(ii)	Current Report on Form 8-K dated February 10, 2003, which announced that the Company had entered into an agreement to acquire all outstanding shares in HA North American Sales AB from the Q-Med Group.

(iii)	Current Report on Form 8-K dated March 3, 2003, which announced that the Company had received approval of its New Drug Application from the United States Food and Drug Administration to market its new LOPROX® Shampoo (ciclopirox) 1%.

(iv)	Current Report on Form 8-K dated March 10, 2003, which announced the closing of the Company’s acquisition of all outstanding shares in HA North American Sales AB from the Q-Med Group for an aggregate purchase price of approximately $160 million.

     The following pages include the Signatures page for this Form 10-Q, and Certifications of our CEO and our CFO, and (at Exhibit 99.1 of this report) a further Certification by our CEO and our CFO.

     The form of Certification immediately following the Signatures page is required by Rule 13a-14 under the Securities and Exchange Act of 1934 in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting.” Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to our Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

     The second form of Certification (as set forth at Exhibit 99.1) is required by section 1350 of chapter 63 of Title 18 of the United States Code.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

MEDICIS PHARMACEUTICAL CORPORATION

Date: May 15, 2003	By:	/s/	JONAH SHACKNAI

Jonah Shacknai Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2003	By:	/s/	MARK A. PRYGOCKI, SR.

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

Date: May 15, 2003

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

Date: May 15, 2003

MARK A. PRYGOCKI, SR.

/s/ MARK A. PRYGOCKI, SR.

(Mark A. Prygocki, Sr.)
Executive Vice President, Chief Financial Officer,
Corporate Secretary and Treasurer

Exhibit Index

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 99.1	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350