Form 10-K
period 2003-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2003-09-29
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003.
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X]    No [   ]

The aggregate market value of the voting stock held on September 19, 2003 by non-affiliates of the registrant was $1,293,723,262 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of September 19, 2003, there were 27,053,403 outstanding shares of Class A common stock and 379,016 shares of Class B common stock.

Documents incorporated by reference:

Portions of the Proxy Statement for the registrant’s 2003 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1:	BUSINESS

     Medicis Pharmaceutical Corporation, together with its wholly owned subsidiaries (“Medicis”, the “Company”, or as used in the context of “we”, “us” or “our”) is a leading independent specialty pharmaceutical company focusing primarily on developing and marketing drugs in the United States for the treatment of dermatologic, pediatric and podiatric conditions and the marketing of dermal aesthetic products in Canada. We believe that annual U.S. pharmaceutical sales in the dermatological, pediatric and podiatric markets exceed $10 billion.

     We have built our business by executing a four-part growth strategy. This strategy consists of growing existing core brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses.

     We offer a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). We currently offer 15 branded products. Our core brands, DYNACIN® (minocycline HCI), LOPROX® (ciclopirox), LUSTRA® (hydroquinone USP 4%), OMNICEF® (cefdinir) capsules, ORAPRED® (prednisolone sodium phosphate), PLEXION® (sodium sulfacetamide/sulfur) and TRIAZ® (benzoyl peroxide) account for substantially all of our revenue. Most of our core brands enjoy market leadership in the segments in which they compete. Because of the significance of these brands to our business, we concentrate our sales and marketing efforts in promoting them to physicians in our target markets. We also sell a number of other products, all of which are profitable, but which are considered less critical to our business.

     In March 2003, we expanded into the dermal aesthetic market through our acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. The RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM products are currently being sold in over 60 countries by Q-Med, but are not yet approved for use in the U.S. We offer RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM in Canada for treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips.

     In countries where they are currently marketed, RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM are injectable, transparent, non-animal stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. These transparent, injectable products have varying gel particle sizes which provide physicians in countries where the products are approved with flexibility in treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips.

     In countries where the products are currently marketed, pre-packaged glass syringes provide physicians with various options to treat nasolabial folds, glabellar lines, periorbital lines, perioral lines, vermillion borders, lips, chins, cheeks, smile lines, worry lines and oral commissures. In the U.S., the Food and Drug Administration (the “FDA”) regulates these products as medical devices. A pre-market approval application for RESTYLANE® was filed with the FDA in June 2002 and is currently under review. On September 10, 2003, we were informed by Q-Med of the FDA’s verbal notification that the FDA’s General and Plastic Surgery Devices Advisory Panel will review the pre-market approval application for RESTYLANE® at a meeting scheduled for November 21, 2003. We anticipate that requirements for filing applications for PERLANETM and RESTYLANE Fine LinesTM will be discussed with the FDA following the approval of RESTYLANE®.

     In November 2001, we expanded into the pediatric market through our merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions. Since the merger, this sales force has introduced two of our core dermatological brands to high prescribing pediatricians.

     Our combined dedicated sales force, consisting of 179 employees as of June 30, 2003, focuses on high prescribing dermatologists, pediatricians and podiatrists. Since a relatively small number of physicians are responsible for writing a majority of prescriptions, we believe that the size of our sales force is appropriate to reach our target physicians. Our dermatology and podiatric sales force consists of 97 employees who regularly call on approximately 5,000 dermatologists and 3,000 podiatrists. Our pediatric sales force, which became part of Medicis following the merger with Ascent, consists of approximately 70 employees who call on approximately 12,000 pediatricians. We also have four national account managers who regularly call on managed care organizations, large retail chains, insurance carriers and related organizations. We are in the process of hiring a dermal aesthetic sales force in preparation for FDA approval of RESTYLANE®. As of June 30, 2003, our dermal aesthetic sales force consists of eight employees, which we expect to increase to 37 upon commercial launch of RESTYLANE® in the U.S.

OUR PRODUCTS

     We currently offer 15 branded products. Our sales and marketing efforts are currently focused on our core brands, which account for substantially all of our revenue. The following chart details certain important features of our core brands:

Brand	Treatment	U.S. Market Impact

DYNACIN®	Oral adjunctive treatment for moderate to severe acne	The number one branded minocycline product in the U.S., DYNACIN® tablets and capsules are available in a range of strengths for moderate to severe acne

LOPROX®	Topical treatment for certain fungal and yeast infections	A leading antifungal agent, including the only gel and shampoo approved for seborrheic dermatitis

LUSTRA®	Topical patented treatments for ultraviolet-induced skin discoloration	A leading branded prescription topical treatment for skin discoloration

OMNICEF®	A patented oral treatment for skin and skin-structure infections	Superior kill rate compared to most frequently prescribed antibiotic for this indication

ORAPRED®	Oral treatment for children with acute asthma and other inflammatory respiratory conditions	The leading branded oral liquid corticosteroid, which utilizes a proprietary taste-masking system, is also indicated for severe contact dermatitis

PLEXION®	Topical treatments for rosacea and acne-related conditions	The leading prescription cleanser indicated for the treatment of rosacea

TRIAZ®	Topical patented gel, cleanser and pad treatments for acne	The leading branded prescription benzoyl peroxide product

PRESCRIPTION PHARMACEUTICALS

     Our principal branded pharmaceutical products are described below:

     DYNACIN® is an oral antibiotic, available in 75-mg and 100-mg tablets and 50-mg., 75-mg. and 100-mg. capsule dosage forms, and is prescribed as an adjunctive treatment of moderate to severe acne. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, minocycline and doxycycline. Minocycline, the active ingredient in DYNACIN®, is widely prescribed for the treatment of acne for several reasons. It has a more convenient dosing schedule, one or two doses per day, as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline, including doxycycline, require ingestion on an empty stomach and have been reported to often cause gastric irritation. Moreover, the other forms of tetracycline may increase patient sensitivity to sunlight, creating a greater risk of sunburn. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Studies suggest that bacterial resistance to erythromycin, doxycycline and tetracycline exceeds 50%, while the bacteria showed virtually no resistance to minocycline. DYNACIN®

capsules were launched in fiscal 1993 with 50-mg. and 100-mg. dosage forms available. We launched DYNACIN® in 75-mg. dosage capsule form in fiscal 1999. During fiscal 2003, we launched DYNACIN® in tablet form in 75-mg. and 100-mg. dosages.

     LOPROX® cream and topical suspension are both broad-spectrum prescription antifungal agents indicated for the topical treatment of tinea pedis, tinea corporis, tinea cruris, tinea versicolor and cutaneous candidiasis. LOPROX® works with a unique mode of action that has been shown to have fungistatic and fungicidal properties and enhanced penetration. We believe this unique mode of action makes LOPROX® an appropriate choice for topical treatment alone, or as concomitant treatment with an oral antifungal. For these reasons, we believe LOPROX® is a highly effective product to manage the often-complicated mix of organisms involved in tinea infections. In clinical trials, LOPROX® was shown to produce clinical improvement of 82% to 93% of subjects after a single week of treatment across the range of cutaneous mycoses. The most frequently prescribed topical antifungal products in addition to LOPROX® include Spectazole®, Nizoral®, Oxistat® and Lotrisone® (steroid/antifungal combination). In addition to the cream and topical suspension formulations of LOPROX®, we market LOPROX® Gel for the treatment of seborrheic dermatitis and fungal infections. Currently, LOPROX® Gel is the only gel approved in the United States for seborrheic dermatitis. During fiscal 2003, we launched LOPROX® Shampoo, which is the first and only prescription antifungal shampoo approved in the United States for the treatment of seborrheic dermatitis of the scalp, a common fungal infection.

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

     OMNICEF® is promoted to dermatologists and podiatrists pursuant to our exclusive license agreement with Abbott Laboratories (“Abbott”). OMNICEF® is indicated for the treatment of uncomplicated skin and skin-structure infections. Studies show that OMNICEF® has superior pathogen eradication rates versus cephalexin, the most frequently prescribed antibiotic for uncomplicated skin and skin-structure infections. Since May 2001, we have promoted OMNICEF® capsules in the U.S. market to dermatologists and podiatrists. In return, we receive commission revenue from Abbott based on prescriptions generated in these categories. Our agreement with Abbott expires in 2013.

     ORAPRED® is an oral solution for the treatment of acute asthma in children. ORAPRED® offers proprietary taste-masking technology in a dosage strength generally preferred by physicians. ORAPRED® was launched in January 2001 by Ascent. Studies show that a drug’s unpleasant taste is a barrier to patient compliance and lack of compliance compromises the intended positive treatment outcomes. We believe the taste of ORAPRED® encourages patient compliance.

     PLEXION®, PLEXION TS® and PLEXION SCT® are internally developed cleanser and topical therapies for the treatment of rosacea and acne-related conditions. Rosacea is a chronic skin condition causing inflammation and redness of the face. PLEXION® is designed to be used in conjunction with other prescription rosacea therapies. The active ingredients in our PLEXION® products are sodium sulfacetamide and sulfur. PLEXION®, the leading prescription cleanser indicated for the treatment of rosacea, was launched in fiscal 2000. The topical acne rosacea market is comprised of products such as MetroGel®, MetroCream® and MetroLotion®. PLEXION TS®, a gentle topical suspension treatment for acne, was launched in fiscal 2001. In addition, during fiscal 2002 we launched PLEXION SCT®, a short contact therapy with a silicia base that helps remove impurities from the skin pores.

     TRIAZ®, a patented, internally developed topical therapy prescribed for the treatment of numerous forms and varying degrees of acne, is available as a gel, cleanser or pad in three concentrations. While other topical acne treatments, including Cleocin-T®, Benzamycin® and BenzaClin®, are generally effective, TRIAZ® offers advantages over each of these products, including improved stability, greater convenience of use, reduced cost and fewer side effects. TRIAZ® products are manufactured using the active ingredient benzoyl peroxide in a patented vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. We believe glycolic acid enhances the effectiveness of benzoyl peroxide by exfoliating the outer layer of the skin and that zinc lactate reduces the appearance of inflammation and irritation often associated with acne. We introduced the TRIAZ® brand in fiscal 1996. During July 2003, we launched Triaz Pads, the first and only benzoyl peroxide pad available in the U.S. indicated for the topical treatment of acne vulgaris.

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

     Our research and development costs for sponsored and unreimbursed co-sponsored pharmaceutical projects for fiscal 2003, 2002 and 2001 were $29.6 million, $15.1 million and $25.5 million, respectively. Research and development costs for fiscal 2003 include $14.2 million paid to Dow Pharmaceutical Services, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product, under an agreement that we entered into in September 2002, and $6.0 million paid to aaiPharma, Inc. (“aaiPharma”) for a development milestone payment under an agreement that we entered into in June 2002 for the development, commercialization and license of a key dermatologic product. Research and development costs for fiscal 2002 include $7.7 million paid to aaiPharma under this agreement. In addition to the payments made during fiscal 2003 and 2002, the Dow and aaiPharma agreements include potential future payments due to Dow and aaiPharma upon the successful completion of various development milestones. Research and development costs for fiscal 2001 include $17.0 million paid to Corixa Corporation (“Corixa”) for a development, commercialization and license agreement covering Corixa’s novel psoriasis immunotherapeutic product, PVACTM. Under the terms of the agreement, there are additional potential development milestone payments of $35.0 million and potential commercialization and cumulative net sales threshold milestone payments of $55.0 million. The agreement provides that Corixa is responsible for the development and approval of the product and that Medicis is responsible for post-approval sales and marketing.

SALES AND MARKETING

     Our combined dedicated sales force, consisting of approximately 180 employees, focuses on high prescribing dermatologists, pediatricians and podiatrists. Since a relatively small number of physicians is responsible for writing a majority of prescriptions, we believe that the size of our sales force is appropriate to reach our target physicians. Our dermatology and podiatric sales force consists of approximately 100 employees who regularly call on approximately 5,000 dermatologists and 3,000 podiatrists. Our pediatric sales force, which became part of Medicis following the merger with Ascent, consists of approximately 70 employees who call on approximately 12,000 pediatricians. We also have four national account managers who regularly call on managed care organizations, large retail chains, insurance carriers and related organizations. We are in the process of hiring a dermal aesthetic sales force in preparation for FDA approval of RESTYLANE®. As of June 30, 2003, our dermal aesthetic sales force consists of eight employees, which we expect to increase to 37 upon commercial launch of RESTYLANE® in the U.S.

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

WAREHOUSING AND DISTRIBUTION

     We utilize an independent national warehousing corporation to store and distribute our products from primarily two regional warehouses in Nevada and Georgia, as well as additional warehouses in New Jersey and Maryland. Upon the receipt of a purchase order through electronic data input (“EDI”), phone, mail or facsimile, the order is processed into our inventory systems. The order is transmitted electronically to the appropriate warehouse for picking and packing, with shipment to the customer occurring within 24 hours. Upon shipment, the warehouse sends back to us via EDI the necessary information to automatically process the invoice in a timely manner.

CUSTOMERS

     Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen Corporation (“AmerisourceBergen”), Cardinal Health, Inc. (“Cardinal”), McKesson Corporation (“McKesson”), Quality King Distributors (“Quality King”) and other major drug chains. During the last three fiscal years, these customers accounted for the following portions of our net revenues:

	Fiscal 2003	Fiscal 2002	Fiscal 2001

Cardinal	25.4%	22.4%	22.2%
McKesson	20.2%	19.4%	18.0%
Quality King	17.0%	26.7%	10.3%
AmerisourceBergen	15.5%	11.1%	*

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

     Watson Pharmaceuticals, Inc. (“Watson”) manufactures the capsule form of our DYNACIN® branded products in compliance with our specifications and quality standards pursuant to a supply agreement. Under this agreement, Watson manufactures DYNACIN® for sale in the branded market exclusively for us, but may manufacture and sell minocycline for itself or others as a generic product. Watson currently manufactures minocycline for the generic market under its own label. Our supply agreement expires in December 2003. Subsequent to December 2003, Patheon, Inc. (“Patheon”) will be producing DYNACIN® capsules on a purchase order basis. Par Pharmaceutical, Inc. (“Par”) manufactures the tablet form of our DYNACIN® branded products in accordance with a supply agreement that expires in June 2012.

     Our LUSTRA®, PLEXION® and TRIAZ® branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that automatically renews on an annual basis.

     Our LOPROX® cream and gel branded products are manufactured by Aventis S.A. in accordance with a supply agreement that expires in December 2003. Our LOPROX® TS product is manufactured by DPT Lakewood and Patheon on a purchase order basis. Our LOPROX® shampoo branded product is manufactured by Patheon on a purchase order basis.

     Our ORAPRED® branded product is manufactured by Lyne Laboratories in accordance with a supply agreement that expires in 2006.

     Our OMNICEF® branded product, which we promote through a license agreement with Abbott, is manufactured by Abbott. The license agreement expires in 2013.

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

     We have obtained a number of patents covering key aspects of certain of our products, including a U.S. patent expiring in August 2004 covering BUPHENYL®, a U.S. patent expiring in October 2015 covering various formulations of TRIAZ®, a U.S. patent expiring in August 2017 covering our LUSTRA® branded products, and a U.S. patent expiring in 2015 covering RESTYLANE®. We are also pursuing several U.S. and foreign patent applications.

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

     Several of our core brands compete or may compete in the near future with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers.

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

     The active ingredients in LOPROX® have been approved by the FDA under an NDA. The active ingredients in DYNACIN® and ORAPRED® have been approved by the FDA under an Abbreviated New Drug

Application (“ANDA”). The active ingredient in the TRIAZ® products has been classified as a Category III ingredient under a tentative final FDA monograph for over-the-counter use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (or “NDMA”), a trade association of over-the-counter drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in the TRIAZ® products, is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which we sell on a prescription basis, have the same ingredients at the same dosage levels as the over-the-counter products. When the FDA issues the final monograph, we may be required by the FDA to sell TRIAZ® as an over-the-counter drug unless we file an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against us and could have a material adverse effect on our business, financial condition and results of operations.

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

     We also will be subject to foreign regulatory authorities governing clinical trials and pharmaceutical sales if we seek to market our products outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country, the approval process time required may be longer or shorter than that required for FDA approval, and any foreign regulatory agency may refuse to approve any product we submit for review.

EMPLOYEES

     At June 30, 2003, we had 311 full-time employees. We believe our relationship with our employees is good.

AVAILABLE INFORMATION

     We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is www.medicis.com and you can find these reports under “Investor Relations – SEC

Filings” captions. The information contained on our website is not intended to be incorporated into this annual report on Form 10-K.

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

     Medicis undertakes no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operation could also be adversely affected by other factors besides those listed here.

RISKS RELATED TO OUR BUSINESS

We Derive A Majority Of Our Prescription Volume From Our Core Branded Products, And Any Factor Adversely Affecting The Prescription Volume Related To These Products Could Harm Our Business, Financial Condition And Results Of Operations

     We derive a majority of our prescription volume from our core branded products. We believe that the prescription volume of our core branded products and the potential launch of RESTYLANE® will constitute the majority of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. Many of our core branded products are subject to generic competition or may be in the near future. Each of our core branded products could be rendered obsolete or uneconomical by regulatory or competitive changes. Sales related to our core branded products and RESTYLANE® could also be adversely affected by other factors, including:

•	manufacturing or supply interruptions;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our core branded products;

•	marketing or pricing actions by one or more of our competitors;

•	regulatory action by the FDA and other government regulatory agencies;

•	changes in the prescribing or procedural practices of dermatologists, pediatricians and / or podiatrists;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies;

•	product liability claims;

•	the outcome of disputes relating to trademarks, patents, license agreements and other rights; and

•	restrictions on travel affecting the ability of our sales force to market to prescribing physicians in person.

Our Operating Results And Financial Condition May Fluctuate

     Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties which may arise. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	development of new competitive products by others;

•	the mix of products that we sell during any time period;

•	our responses to price competition;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of non-core products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;

•	seasonality of demand for our products;

•	our level of research and development activities; and

•	our board of directors’ determination whether to expense stock options.

We Depend Upon Our Key Personnel And Our Ability To Attract, Train, And Retain Employees

     Our success depends significantly on the continued individual and collective contributions of our senior management team. We have not entered into employment agreements with any of our key managers, with the exception of our Chairman and Chief Executive Officer. The loss of the services of any member of our senior management or the inability to hire and retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. In addition, our future success depends on our ability to hire, train and retain skilled employees. Competition for these employees is intense.

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

We Cannot Assure You That The FDA Will Approve RESTYLANE® In A Timely Fashion Or At All

     In March 2003, we completed our acquisition of the rights to market, distribute and commercialize the dermal filler product lines known as RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM in the U.S. and Canada. The products are approved for sale in Canada. A pre-market approval application for RESTYLANE® was filed with the FDA in June 2002 and is currently under review. An Advisory Panel meeting to consider this application has been scheduled by the FDA for November 21, 2003. If we experience delays in obtaining FDA approval or if the FDA does not approve RESTYLANE® at all, our financial performance could be materially and negatively affected. In addition, in countries where RESTYLANE® is currently marketed, no patient sensitivity tests are required in advance of product administration. We cannot assure you that the FDA will approve RESTYLANE® without a sensitivity test requirement, or for the same indications as approved in other countries. Even if the FDA does approve our RESTYLANE® application, we cannot assure you that the FDA will approve supplements to the pre-market approval of PERLANETM and RESTYLANE Fine LinesTM in a timely fashion, or for the same indications as approved in other countries, or at all.

We Cannot Assure You That Our Dermal Aesthetic Enhancement Products Will Achieve Widespread Acceptance

     We cannot assure you that we will be able to achieve market acceptance of our dermal aesthetic enhancement products. This market is very competitive and some of our competitors have been competing in this market for a significant period of time. Additionally, we expect that new competitors will be entering this market. We understand that a competing product’s pre-market approval application with the FDA is scheduled to be reviewed by an FDA Advisory Panel on November 21, 2003, the same date that our application for RESTYLANE® is scheduled to be reviewed. If we are unable to anticipate, identify or to react to competitive products or if changing consumer preferences in the dermal aesthetic enhancement marketplace shift to other treatments for the treatment of fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips, we may experience difficulties in achieving market acceptance or may experience a decline in demand for RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM. In addition, the popular media may produce negative reports on the efficacy, safety or side effects of these products, which could negatively impact consumer perceptions of the product and negatively influence market acceptance or cause a decline in demand. We cannot assure you that consumers will prefer RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM over other treatment options, or that we will be able to respond in a timely manner to changes in consumer preferences.

We Cannot Assure You That We Will Effectively Integrate Our Dermal Aesthetic Enhancement Products Into Our Existing Business Or That Our Marketing Efforts Of The Products Will Be Successful

     We will not be able to achieve the benefits of the acquisition of RESTYLANE® unless we are able to integrate the operations of the dermal aesthetic enhancement products with our existing products. Moreover, the integration of these operations requires substantial attention from management and any diversion of management’s attention away from our existing business could adversely impact our operations. In anticipation of the commercial launch of RESTYLANE® in the U.S., we are expending significant resources. We will not see any revenue associated with that investment until commercial sales of RESTYLANE® begin, if at all. Although we have experience in the sales and marketing of dermatological, pediatric and podiatric products, we have no such experience in the dermal aesthetic enhancement market. We cannot assure you that we will be able to hire and maintain personnel with experience in the dermal aesthetic enhancement market or execute our business plan with respect to this market segment.

     The continued effectiveness, or persistence, of RESTYLANE® correlates directly with the physician’s injection technique at the time of administration. We are prevented from conducting patient-based training of physicians in the U.S. until the FDA has approved the RESTYLANE® application. Accordingly, if immediately following the commercial launch of RESTYLANE® patients who receive treatments experience a lack of persistence due to non-optimal administration by physicians, future sales of RESTYLANE® could be adversely impacted.

We Could Experience Difficulties In Obtaining Supplies of RESTYLANE®, PERLANETM And RESTYLANE Fine LinesTM

     The manufacturing process to create bulk non-animal stabilized hyaluronic acid necessary to produce RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM is technically complex and requires significant lead-time. Any failure by us to accurately forecast demand for finished product could result in an interruption in the supply of RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM and a resulting decrease in sales of the products. In addition, because of the lead-time associated with obtaining a supply of RESTYLANE® following FDA approval, we may not be in a position to immediately launch and sell these products in the U.S.

     We depend exclusively on Q-Med for our supply of RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a perpetual license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale.

If Q-Med Is Unable To Protect Its Intellectual Property And Proprietary Rights With Respect To Our Dermal Aesthetic Enhancement Products, Our Business Could Suffer

     RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM currently have patent protection in the U.S. until 2015 and the exclusivity period of the license granted to us by Q-Med ends when the last patent covering the products expires. If the validity or enforceability of these patents is challenged, the cost to our company could be significant and our business may be harmed. If any such challenge is successful, Q-Med may be unable to supply products to us, we may be unable to market, distribute and commercialize the products or it may no longer be profitable for us to do so.

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

     We reevaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. Products that we research or develop may not be successfully commercialized. If we fail to take a product or technology from the development stage to market on a timely basis, we may incur significant expenses without a near-term financial return.

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

We Depend On Licenses From Others, And Any Loss Of Such Licenses Could Harm Our Business, Market Share And Profitability

     We have acquired the rights to manufacture, use and market certain products, including certain of our core products. We also expect to continue to obtain licenses for other products and technologies in the future. Our license agreements generally require us to develop a market for the licensed products. If we do not develop these markets within specified time frames, the licensors may be entitled to terminate these license agreements.

     We may fail to fulfill our obligations under any particular license agreement for various reasons, including insufficient resources to adequately develop and market a product, and lack of market development despite our diligence and lack of product acceptance. Our failure to fulfill our obligations could result in the loss of our rights under a license agreement.

     Our inability to continue the distribution of any particular licensed product could harm our business, market share and profitability. Also, certain products we license are used in connection with other products we own or license. A loss of a license in such circumstances could materially harm our ability to market and distribute these other products.

     Our growth and acquisition strategy depends upon the successful integration of licensed products with our existing products. Therefore, any loss, limitation or flaw in a licensed product could impair our ability to market and sell our products, delay new product development and introduction, and harm our reputation. These problems, individually or together, could harm our business and results of operation.

We Depend On A Limited Number Of Customers, And If We Lose Any Of Them, Our Business Could Be Harmed

     Our customers include some of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen, Cardinal, McKesson, Quality King, and major drug chains. During fiscal 2003, Cardinal, McKesson, Quality King and AmerisourceBergen accounted for 25.4%, 20.2%, 17.0% and 15.5%, respectively, of our net revenues. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers.

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

We Rely On Others To Manufacture Our Products

     Currently, we outsource all of our product manufacturing needs. Typically, our manufacturing contracts are short-term. We are dependent upon renewing agreements with our existing manufacturers or finding replacement manufacturers to satisfy our requirements. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to outsource the manufacturing of our products on reasonable or acceptable terms.

     The underlying cost to us for manufacturing our products is established in our agreements with these outside manufacturers. Because of the short-term nature of these agreements, our expenses for manufacturing are not fixed and could change from contract to contract. If the cost of production increases, our gross margins could be negatively affected.

     In addition, we rely on outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis. Loss of a supplier or any difficulties that arise in the supply chain could significantly affect our inventories and supply of products available for sale. We do not have alternative sources of supply for all of our products. If a primary supplier of any of our core products is unable to fulfill our requirements for any reason, it could reduce our sales, margins and market share, as well as harm our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our revenues and market share could decrease and, correspondingly, our profitability could decrease.

     Under several exclusive supply agreements, with certain exceptions, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA’s regulations, including the cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to 12 months, which may mitigate the harm to us from the interruption of the manufacturing of our largest selling products caused by certain events, the loss of a manufacturer could still cause a reduction in our sales, margins and market share, as well as harm our overall business and financial results.

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

Supply Interruptions May Disrupt Our Inventory Levels And The Availability Of Our Products

     Numerous factors could cause interruptions in the supply of our finished products, including:

•	timing, scheduling and prioritization of production by our contract manufacturers;

•	labor interruptions;

•	changes in our sources for manufacturing;

•	the timing and delivery of domestic and international shipments;

•	our failure to locate and obtain replacement manufacturers as needed on a timely basis; and

•	conditions affecting the cost and availability of raw materials.

     We estimate anticipated customer demand for our products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. These data are extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products.

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

Our Success Depends On Our Ability To Manage Our Growth

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

If We Are Unable To Secure And Protect Our Intellectual Property and Proprietary Rights, Our Business Could Suffer

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

     We are pursuing several U.S. patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights under certain patents and patent applications in connection with our licenses to distribute products and by assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or patent application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or patent application.

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

Our Reported Earnings Per Share May Be More Volatile Because Of The Conversion Contingency Provision In Our Notes And New Notes

     In June 2002 we sold Contingent Convertible Senior Notes, due in 2032 (the “Notes”), in the amount of $400.0 million. In August 2003 we exchanged approximately $230.8 million in principal of these Notes for approximately $283.9 million of our Contingent Convertible Senior Notes due in 2033 (the “New Notes”). Included in the terms of the Notes and the New Notes is a provision that allows the holders of the Notes and New Notes to convert the Notes and New Notes into our Class A common stock during any quarter commencing after June 30, 2002, and September 30, 2003, respectively, if the closing sale price of our Class A common stock reaches certain milestone thresholds. Until this contingency is met, the shares underlying the remaining Notes and New Notes are not included in the calculation of basic or fully diluted earnings per share. Should this contingency be met, earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the earnings per share calculation. Volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

We May Not Be Able To Repurchase The Notes And New Notes When Required To

     On June 4, 2007, 2012 and 2017 and upon the occurrence of a change in control, holders of the remaining Notes may require us to offer to repurchase their Notes for cash. On June 4, 2008. 2013 and 2018 and upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. We may not have sufficient funds at the time of any such events to make the required repurchases.

     The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We cannot assure you, however, that sufficient funds will be available at the time of any such events to make any required repurchases of the Notes tendered. Furthermore, the use of available cash to fund the repurchase of the Notes or New Notes may impair our ability to obtain additional financing in the future.

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

     Our prescription and over-the-counter products receive FDA review regarding their safety and effectiveness. However, the FDA is permitted to revisit and change its prior determinations. We cannot be sure that the FDA will not change its position with regard to the safety or effectiveness of our products. If the FDA’s position changes, we may be required to change our labeling or formulations or cease to manufacture and market the challenged products. Even prior to any formal regulatory action, we could voluntarily decide to cease distribution and sale or recall any of our products if concerns about the safety or effectiveness develop.

     Before marketing any drug that is considered a “new drug” by the FDA, the FDA must provide its approval of the product. All products which are considered drugs which are not “new drugs” and that generally are recognized by the FDA as safe and effective for use do not require the FDA’s approval. We believe that some of our products, as they are promoted and intended for use, are exempt from treatment as “new drugs” and are not subject to approval by the FDA. The FDA, however, could take a contrary position and we could be required to seek FDA approval of those products and the marketing of those products. We could also be required to withdraw those products from the market.

Obtaining FDA And Other Regulatory Approvals Is Time Consuming And Expensive

     The process of obtaining FDA and other regulatory approvals is time consuming and expensive. Clinical trials are required and the marketing and manufacturing of pharmaceutical products are subject to rigorous testing procedures. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture or market any of the products we develop, acquire or license (including RESTYLANE®) on a timely basis or at all. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could significantly harm our business performance and financial results. Even if pre-marketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as:

•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, prohibiting the sale of all products from the same lot;

•	suspending manufacturing;

•	switching status from prescription to over-the-counter drug;

•	recalling products; and

•	withdrawing marketing clearance.

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

     Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include Aventis, Bristol-Myers Squibb, Elan, Galderma, GlaxoSmithKline, ICN Pharmaceuticals, Johnson & Johnson, Pfizer, Schering-Plough, Wyeth and others. Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability to undertake more extensive research and development, marketing and pricing policy programs. It is possible that our competitors may develop new or improved products to treat the same conditions as our products or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. These competitors also may develop products that make our current or future products obsolete. Any of these events could significantly harm our business and financial results, including reducing our market share and gross margins.

     We sell and distribute both prescription brands and over-the-counter products. Each of these products competes with products produced by others to treat the same conditions. Several of our prescription products compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations try to encourage the use of these less expensive generic brands through their prescription benefits coverage and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of third party payors could cause us to lose market share or force us to reduce our gross margins in response.

ITEM 2:	PROPERTIES

     During May 2003 we expanded our office space in Scottsdale, Arizona, to approximately 75,000 square feet, under an amended lease agreement that expires in December 2010. The average annual expense under the amended lease agreement is approximately $2.1 million. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each.

     Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2005.

     Rent expense was approximately $1.5 million, $1.4 million and $1.4 million for fiscal 2003, 2002 and 2001, respectively.

ITEM 3:	LEGAL PROCEEDINGS

     On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A trial in the action has been rescheduled for early calendar 2004. We believe that the claims of the Triumph group are without merit and we are vigorously contesting and defending this suit.

     We and certain of our subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others.

     We believe that the ultimate outcome with respect to these matters, based on the information available to us, is either covered by insurance and/or established reserves, or in some cases rights of offset, or in the aggregate should not have a material adverse effect on our business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on our business, financial condition and results of operations, or that we will be able to realize the full amount of any indemnification obligation or offset that any person may have to us or that any such indemnification or offset will adequately cover any liability.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2003.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

     Medicis’ Class A common stock trades on the New York Stock Exchange under the symbol “MRX”. The following table sets forth the high and low sale prices for our Class A common stock on the New York Stock Exchange for the fiscal periods indicated:

	HIGH	LOW

FISCAL YEAR ENDED JUNE 30, 2003
First Quarter	$47.40	$33.85
Second Quarter	50.14	37.95
Third Quarter	56.60	45.21
Fourth Quarter	61.88	50.28
FISCAL YEAR ENDED JUNE 30, 2002
First Quarter	$54.95	$41.80
Second Quarter	64.60	48.60
Third Quarter	64.59	52.40
Fourth Quarter	55.75	40.27

     On September 19, 2003, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $61.60 per share. As of such date, there were approximately 240 holders of record of Class A common stock.

Dividend Policy

     On June 12, 2003, we declared a quarter-end cash dividend of $0.05 per issued and outstanding share of common stock payable on July 31, 2003 to our stockholders of record at the close of business on July 1, 2003. On September 19, 2003, we declared a quarter-end cash dividend of $0.05 per issued and outstanding share of common stock payable on October 31, 2003 to our shareholders of record at the close of business on October 1, 2003. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

     None.

Equity Compensation Plan Information

     Information required to be included about our equity compensation plan is incorporated by reference to the material under the caption “Equity Compensation Plan Information” in the proxy statement for our 2003 annual meeting of stockholders.

ITEM 6:	SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the fiscal years ended June 30, 2003, 2002, 2001, 2000 and 1999 are derived from our audited financial statements and accompanying notes. The comparability of the years presented is impacted by certain product rights and business acquisitions. All business acquisitions were accounted for under the purchase method and accordingly, the results of operations reflect the financial results of each business acquisition from the date of the acquisition. Certain business acquisitions resulted in the write-off of in-process research and development resulting from an independent valuation. Gross profit does not include amortization of the related intangibles.

	FISCAL YEAR ENDED JUNE 30,

	2003	2002		2001		2000	1999

	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$247,539	$212,807		$167,802		$139,099	$116,871
Gross profit	209,279	177,042		137,105		113,187	95,236
Operating expenses:
Selling, general and administrative	91,648	77,314		59,508		45,404	38,219
Research and development	29,568 (a)	15,132	(b)	25,515	(c)	4,903	3,396
In-process research and development	—	6,217		—		—	9,500
Depreciation and amortization	10,125	7,928		8,261		7,374	5,810

Total operating expenses	131,341	106,591		93,284		57,681	56,925

Operating income	77,938	70,451		43,821		55,506	38,311
Other:
Gain on sale of assets	—	—		—		—	17,650	(d)
Net interest (expense) income	(278)	8,533		15,504		11,876	9,678
Income tax expense	(26,404)	(28,960)		(18,905)		(24,388)	(24,202)

Net income	$51,256	$50,024		$40,420		$42,994	$41,437

Basic net income per common share	$1.89	$1.65		$1.34		$1.48	$1.46

Diluted net income per common share	$1.82	$1.59		$1.28		$1.41	$1.41

Number of shares used in computing basic net income per common share	27,188	30,268		30,134		29,029	28,414

Number of shares used in computing diluted net income per common share	28,211	31,405		31,694		30,499	29,462

(a)	Includes $14.2 million paid to Dow for a research and development collaboration and $6.0 million paid to aaiPharma for a research and development collaboration

(b)	Includes $7.7 million paid to aaiPharma for a research and development collaboration

(c)	Includes $17.0 million paid to Corixa for a development, commercialization and licensing agreement

(d)	Gain on sale of assets of $17.7 million was recognized on the sale of four products to Bioglan Pharma plc

	JUNE 30,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$552,663	$577,576	$334,157	$285,737	$237,304
Working capital	576,781	611,259	358,468	312,302	278,612
Total assets	936,990	876,273	550,007	496,113	467,680
Long-term obligations	—	—	—	14,914	34,716
Long-term debt	400,000	400,000	—	—	—
Stockholders’ equity	461,121	429,059	503,453	437,439	373,748

	FISCAL YEAR ENDED JUNE 30,

	2003	2002	2001	2000	1999

	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$84,667	$73,542	$71,120	$41,238	$25,424

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

     Revenue from product sales is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for early payment discounts, and estimates for chargebacks, rebates, damaged product returns, exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us as our best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.

     We do not provide any forms of price protection to our wholesale customers and permit product returns only if the product is damaged or if it is returned within six to 12 months of expiration and the customer is committed to accepting replacement product in exchange. Our customers consist principally of financially viable wholesalers; so, revenue is recorded upon sale to the wholesaler, net of estimated provisions.

Goodwill and Other Identifiable Intangible Assets

     We have in the past made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

     When we determine that the carrying value of goodwill and other identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow and, if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. In lieu of amortization, we are required to perform an impairment review of goodwill on an annual basis. If we determine through the impairment process that goodwill has been impaired, we would record the impairment charge in our statement of income.

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

Managed Care and Medicaid Reserves

     We establish and maintain reserves for amounts payable by us to Managed Care Organizations and state Medicaid programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by the respective programs. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on our best estimate of the expected prescription fill rate to these Managed Care and state Medicaid patients, using historical experience adjusted to reflect known changes in the factors that impact such reserves.

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

     Our policy on accounting for costs of strategic collaborations determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. We are required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products in which there is already an ANDA or NDA available and there is net realizable value based on projected sales for these products we capitalize the amount paid as an intangible asset. In addition, if we acquire product rights that are in the development phase and as to which we have no assurance that the third party is required to perform additional research efforts, we expense such payments.

OVERVIEW

     We are a leading specialty pharmaceutical company focusing primarily on developing and marketing drugs in the U.S. for the treatment of dermatological, pediatric and podiatric conditions and the marketing of dermal aesthetic enhancement products in Canada. We believe that annual U.S. pharmaceutical sales in the dermatological, pediatric and podiatric markets exceed $10 billion. We offer a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).

     We derive a majority of our prescription volume from our core products. We believe that the prescription volume of our core products and the potential launch of RESTYLANE® will constitute the majority of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. Several of our core products are subject to generic competition currently or may be in the future. Each of our core products could be rendered obsolete or uneconomical by regulatory or competitive changes.

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

     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our products, consistent with prescriptions written by licensed health care providers. Because many of our products compete in multi-source markets, it is important for us to ensure the licensed healthcare providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. We believe such availability strongly reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce.

     We cannot control nor influence significantly the purchasing patterns of our wholesale and retail drug chain customers. These are highly sophisticated customers that purchase products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below the actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel.

     We plan to spend substantial amounts of capital to continue the acquisition and research and development of pharmaceutical products. Actual expenditures will depend upon our financial condition, as well as the results of clinical testing, delays or changes in government-required testing and approval procedures, technological and competitive developments, and strategic marketing decisions. We may increase our expenditures for research and development and expect that research and development expenditures as a percentage of net revenues will fluctuate from period to period. We periodically make up-front, non-refundable payments to third parties for research and development work that has been completed. If there is no recourse provision against the third party for their failure to perform future services to earn such amounts paid, these up-front payments are expensed at the time of payment. Payments made for product rights whereby the product has received regulatory approval for sale are capitalized and amortized over the expected revenue-producing period.

     To enable us to focus on our core sales and marketing activities, we selectively outsource certain non-sales and non-marketing functions, such as laboratory research, manufacturing, warehousing and distributing. As we expand our activities in these areas, we expect to invest additional financial resources in these functions. The duration of our manufacturing contracts and other agreements with third parties vary in length.

CERTAIN TRANSACTIONS IN FISCAL 2003

     The following transactions that occurred during fiscal 2003 were significant events that affected our results of operations, our cash flows and our financial condition:

Acquisition Of Dermal Aesthetic Enhancement Products From The Q-Med Group

     On March 10, 2003, we acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal aesthetic enhancement product lines known as RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM. The RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM products are currently being sold in over 60 countries outside the U.S. by Q-Med, but are not yet approved for use in the U.S. The products are approved and are being sold by Medicis in Canada. We acquired HA North American Sales AB for total consideration of approximately $160.0 million, of which $58.2 million was paid upon closing of the transaction, and approximately $53.3 million is payable upon FDA approval of RESTYLANETM, approximately $19.4 million is payable upon certain cumulative commercial milestones being achieved and approximately $29.1 million is payable upon FDA approval of PERLANETM. As of June 30, 2003, we also incurred approximately $3.7 million of costs related to the due diligence and execution of the transaction, consisting of approximately $3.5 million of professional services and approximately $0.2 million of other costs. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.

     In countries where they are currently marketed, RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM are injectable, transparent, non-animal stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. These transparent, injectable products have varying gel particle sizes which provide physicians in countries where the products are approved with flexibility in treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips.

     In countries where the products are currently marketed, pre-packaged, glass syringes provide physicians with various options to treat nasolabial folds, glabellar lines, periorbital lines, perioral lines, vermillion borders, lips, chins, cheeks, smile lines, worry lines and oral commissures. In the U.S., the FDA regulates these products as medical devices. A pre-market approval application for RESTYLANE® was filed with the FDA in June 2002 and is currently under review. An Advisory Panel meeting to review this application has been scheduled by the FDA for November 21, 2003. We anticipate that requirements for filing applications for PERLANETM and RESTYLANE Fine LinesTM will be discussed with the FDA following the approval of RESTYLANE®.

License of Products To Taro Pharmaceutical Industries, Ltd.

     On January 14, 2003, Taro Pharmaceutical Industries Ltd. (“Taro”) licensed with an option to purchase from us four branded prescription product lines for sale in the U.S. and Puerto Rico. The license agreement was effective on

January 14, 2003 and extends through June 1, 2004, after which Taro may purchase the product lines. We will receive quarterly license payments from Taro during the term of the agreement. If Taro chooses to purchase the product lines at the end of the term of the agreement, the purchase price will be $12.1 million. Under terms of the agreement, Taro is licensing from us the following four brands: TOPICORT® (desoximetasone), a topical corticosteroid used for inflammatory skin diseases; A/T/S® (erythromycin), a topical antibiotic used in the treatment of acne; OVIDE® (malathion), a pediculicide used in the treatment of head lice; and PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections.

SUBSEQUENT EVENTS

     On August 14, 2003, we exchanged approximately $230.8 million in principal amount of our 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) for approximately $283.9 million in principal amount of our 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”). Holders of Old Notes that accepted our exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose to not exchange will continue to be subject to the terms of the Old Notes.

     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. We will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. The New Notes mature on June 4, 2033.

     We may redeem some or all of the New Notes at any time on or after June 11, 2008, at a redemption price, payable in cash, of 100% of the principal amount of the New Notes, plus accrued and unpaid interest. Holders of the New Notes may require us to repurchase all or a portion of their New Notes on June 4, 2008, 2013 and 2018, and upon a change in control, as defined in the indenture governing the New Notes, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.

     The New Notes are convertible, at the holders’ option, prior to the maturity date into shares of our Class A common stock in the following circumstances:

•	during any quarter commencing after September 30, 2003, if the closing price of our Class A common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the New Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $77.52 per share, which is equal to a conversion rate of approximately 12.8998 shares per $1,000 principal amount of New Notes, subject to adjustment;

•	if we have called the New Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the New Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the New Notes; or

•	upon the occurrence of specified corporate transactions.

     The New Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of our securities and do not contain any financial covenants.

     As a result of the exchange, we recognized a loss before tax benefits on the restructuring of debt of approximately $58.7 million, including the write-off of the net book value of the deferred financing fees related to the exchanged portion of the Old Notes. This loss will be reflected in our consolidated statement of operations for our first fiscal quarter ended September 30, 2003.

     On September 19, 2003, we declared a quarter-end cash dividend of $0.05 per issues and outstanding share of common stock payable on October 31, 2003 to our stockholders of record at the close of business on October 1, 2003.

RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein. The following table sets forth certain data as a percentage of net revenues for the periods indicated.

Percentage of Net Revenues

	JUNE 30,

	2003***	2002**	2001*

Net revenues	100.0%	100.0%	100.0%
Gross profit	84.5	83.2	81.7
Operating expenses	53.1	50.1	55.6
Operating income	31.5	33.1	26.1
Interest income, net	(0.1)	4.0	9.2
Income tax expense	(10.7)	(13.6)	(11.2)

Net income	20.7%	23.5%	24.1%

*	Included in operating expenses is a $17.0 million payment (10.1% of net revenues) to Corixa for a research and development collaboration.

**
Included in operating expenses is a $6.2 million charge (2.9% of net revenues) for in-process research and development related to the merger with Ascent and a $7.7 million payment (3.6% of net revenues) to aaiPharma for a research and development collaboration.

***
Included in operating expenses is $14.2 million in payments (5.7% of net revenues) to Dow for a research and development collaboration and a $6.0 million payment (2.4% of net revenues) to aaiPharma for a research and development collaboration.

     The following table reflects certain selected unaudited quarterly operating results for each of the last eight quarters through the quarter ended June 30, 2003. We believe that all necessary adjustments have been included to fairly present our quarterly information. The operating results for any quarter are not necessarily indicative of the results for any future period. Gross profit does not include amortization of the related intangibles.

FISCAL 2003 AND FISCAL 2002 ANALYSIS
(in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding)

	Fiscal 2003				Fiscal 2002

	Sept.(a)	Dec.	March(b)	June (c)	Sept.	Dec. (d)	March	June (e)

Net revenues	$58,745	$59,514	$62,575	$66,705	$45,515	$53,042	$56,623	$57,628
Gross profit	49,587	50,207	53,461	56,024	37,874	44,015	47,225	47,928
Operating expenses	31,487	26,781	37,570	35,502	19,636	29,735	25,446	31,774
Operating income	18,100	23,426	15,891	20,522	18,238	14,280	21,779	16,154
Net income	11,879	15,301	10,224	13,851	13,781	8,631	15,875	11,737
Net income per common share:
Basic	$0.43	$0.57	$0.38	$0.51	$0.46	$0.28	$0.52	$0.39
Diluted	$0.42	$0.55	$0.36	$0.49	$0.44	$0.27	$0.50	$0.38
Shares used in computing net income per common share:
Basic	27,483	27,012	27,084	27,171	30,253	30,374	30,647	29,798
Diluted	28,336	27,946	28,119	28,435	31,442	31,744	31,858	30,734

a)	Included in operating expenses is a $5.4 million payment to Dow for research and development collaboration.

b)	Included in operating expenses is a $8.8 million payment to Dow for research and development collaboration.

c)	Included in operating expenses is a $6.0 million payment to aaiPharma for research and development collaboration.

d)	Included in operating expenses is a $6.2 million charge for in-process research and development related to the merger with Ascent.

e)	Included in operating expenses is a $7.7 million payment to aaiPharma for a research and development collaboration.

     Our fiscal year begins on July 1 and ends on June 30. Our quarterly results may vary from period to period due to a variety of factors, including: fluctuations in demand, expenditures incurred to acquire, license and promote pharmaceutical products; expenditures and timing relating to the acquisition and integration of products or businesses; changes in the prescribing practices of physicians; the introduction of new products by us or our competitors; cost increases from third-party manufacturers; supply interruptions; the availability and cost of raw materials; the mix of products sold by us; changes in marketing and sales expenditures; market acceptance of our products; competitive pricing pressures; the outcome of disputes relating to trademarks, patents and other rights; general economic and industry conditions that affect customer demand; and our level of research and development activities.

Fiscal Year Ended June 30, 2003 Compared To Fiscal Year Ended June 30, 2002

Net Revenues

     Net revenues during fiscal 2003 increased 16.3%, or $34.7 million, to $247.5 million from $212.8 million during fiscal 2002. Our net revenues increased during fiscal 2003 primarily as a result of growth in sales of the LOPROX®, OMNICEF®, ORAPRED® and BUPHENYL® products. The growth in sales of the LOPROX® product line is the primary cause of the non-acne dermatological product segment growth from 34.0% of total net revenues during fiscal 2002 to 36.7% during fiscal 2003. The growth in sales of ORAPRED® and BUPHENYL® products was the primary cause of the non-dermatological product segment growth from 22.6% of total net revenues during fiscal 2002 to 29.7% during fiscal 2003. The acne and acne-related dermatological product segment decreased as a percentage of total net revenues from 43.5% during fiscal 2002 to 33.6% during fiscal 2003 primarily due to a decrease in sales of the PLEXION® product line. This decrease was primarily due to increased competition as four products entered the market in fiscal 2003.

Gross Profit

     Gross profit during fiscal 2003 increased 18.2%, or $32.3 million, to $209.3 million from $177.0 million during fiscal 2002. As a percentage of net revenues, gross profit increased to 84.5% during fiscal 2003 compared to 83.2% during fiscal 2002. This increase was primarily due to a higher percentage of total sales related to our LOPROX® and ORAPRED® products, which have higher gross profit percentages than our other products. Amortization of intangible assets related to products sold are not included in gross profit.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses during fiscal 2003 increased 18.5%, or $14.3 million, to $91.6 million from $77.3 million during fiscal 2002. This increase was primarily attributable to a full fiscal year of costs associated with our Ascent (pediatrics) sales force, including salaries and travel expenses, and increases in personnel costs related to the hiring of additional full-time equivalent employees, yearly salary escalations for existing employees, operational expenses related to the acquired RESTYLANE® family of products and an increase in variable costs commensurate with increased sales volume. As a percentage of net revenues, selling, general and administrative expenses increased from 36.3% of total net revenues during fiscal 2002 to 37.0% during fiscal 2003.

Research and Development Expenses

     Research and development expenses during fiscal 2003 increased $14.5 million, to $29.6 million from $15.1 million during fiscal 2002. Included in fiscal 2003 research and development expense is $14.2 million in milestone payments under a license and development agreement with Dow for a patented dermatologic product, and a $6.0 million milestone payment to aaiPharma under an agreement for the development, commercialization and license of a key dermatologic product. Included in fiscal 2002 research and development expense is a $7.7 million payment to aaiPharma under that agreement. Absent these charges, research and development expense increased $2.0 million, to $9.4 in fiscal 2003 from $7.4 million in fiscal 2002. As a percentage of net revenues, total research and development expenses increased from 7.1% in fiscal 2002 to 12.0% in fiscal 2003. This increase is primarily attributable to the increased milestone payments incurred during 2003 as compared to 2002. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

In-Process Research and Development Expense

     We recorded a $6.2 million charge to operations for in-process research and development during fiscal 2002 as part of the allocated purchase price related to the merger with Ascent. There were no in-process research and development charges during fiscal 2003. The amount allocated to in-process research and development was based on an independent valuation of Ascent’s completed and in-process technologies. During fiscal 2003, we incurred development costs of approximately $0.6 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $0.5 million over the next few years. None of the in-process research and development projects had been completed as of June 30, 2003.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses during fiscal 2003 increased 27.7%, or $2.2 million, to $10.1 million from $7.9 million in fiscal 2002. This increase was primarily due to the amortization of expenses associated with the acquisition of the RESTYLANE® family of products, which began in March 2003.

Operating Income

     Operating income during fiscal 2003 increased $7.4 million, to $77.9 million from $70.5 million during fiscal 2002. Operating income during fiscal 2003 included milestone payments totaling $14.2 million related to a research and development collaboration with Dow and a $6.0 million related to a research and development collaboration with aaiPharma. Operating income during fiscal 2002 included a charge to operations of $6.2 million for in-process research and development relating to the merger with Ascent and a $7.7 million payment to aaiPharma for a research and development collaboration. Absent these charges, operating income increased 16.3% or $13.7 million from $84.4 million during fiscal 2002, to $98.1 million during fiscal 2003, primarily due to an increase in sales volume offset by an increase in operating expenses.

Interest Income

     Interest income during fiscal 2003 increased 24.1%, or $2.4 million, to $12.3 million from $9.9 million during fiscal 2002, primarily due to an increase in cash available for investment from the issuance of our Notes during June 2002 and an increase in cash flows from operations.

Interest Expense

     Interest expense during fiscal 2003 increased $11.2 million, to $12.6 million from $1.4 million during fiscal 2002, primarily due to the issuance of our Notes during June 2002. Interest payable on these Notes accrues at 2.5% per annum. In addition, amortization of deferred financing costs related to the Notes is recognized as interest expense over the put period of the Notes. Total interest expense recognized during fiscal 2003 related to these Notes, including the amortization of deferred financing costs, was approximately $12.5 million.

Income Tax Expense

     Income tax expense during fiscal 2003 decreased $2.6 million, to $26.4 million from $29.0 million during fiscal 2002. The effective tax rate during fiscal 2003 was 34.0%, as compared to 36.7% during fiscal 2002. This decrease was primarily due to increased tax credits generated by the $20.2 million in research and development milestone payments made during fiscal 2003, and the $6.2 million charge that we recorded in fiscal 2002 for in-process research and development related to the merger with Ascent, which was non-deductible for tax purposes in fiscal 2002. In addition, the effective rate is lower than expected federal and state income tax rates due to approximately $5.9 million and $5.7 million of tax-exempt interest income in fiscal 2003 and 2002, respectively, and contributions to charitable programs that receive favorable tax treatment.

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

Gross Profit

     Gross profit during fiscal 2002 increased 29.1%, or $39.9 million, to $177.0 million from $137.1 million during fiscal 2001. As a percentage of net revenues, gross profit increased to 83.2% during fiscal 2002 compared to 81.7% during fiscal 2001, respectively. This increase was primarily due to a higher percentage of total sales related to our LOPROX®, OMNICEF®, ORAPRED® and PLEXION® products, which enjoy higher gross profit percentages than our other products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses during fiscal 2002 increased 29.9%, or $17.8 million, to $77.3 million from $59.5 million during fiscal 2001. This increase was primarily attributable to costs associated with the Ascent sales force, increases in personnel costs related to the hiring of additional full-time equivalent employees, primarily performing selling and marketing functions, and yearly salary escalations for existing employees. This increase was also due to promotional costs associated with the sampling and advertising of our products, including ORAPRED® which was added to our line of products as a result of the merger with Ascent. As a percentage of net revenues, selling, general and administrative expenses increased to 36.3% during fiscal 2002 from 35.5% during fiscal 2001, primarily due to the assimilation and ramp-up of the Ascent sales force.

Research and Development Expenses

     Research and development expenses during fiscal 2002 decreased 40.7%, or $10.4 million, to $15.1 million from $25.5 million during fiscal 2001. This decrease was primarily due to $17.0 million paid during fiscal 2001 to Corixa for a development, commercialization and license agreement for a novel psoriasis immunotherapeutic product, as compared to $7.7 million paid to aaiPharma in June 2002 for the development, commercialization and license of a key dermatologic product.

In-Process Research and Development Expense

     We recorded a $6.2 million charge to operations for in-process research and development during fiscal 2002 as part of the allocated purchase price related to the Ascent merger. The amount allocated to in-process research and development was based on an independent valuation of Ascent’s completed and in-process technologies performed by a firm other than our independent auditors and was charged to current operations in conformity with generally accepted accounting principles. The $6.2 million charge was non-deductible for tax purposes. We did not record any charge to operations for in-process research and development during fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during fiscal 2003 increased $11.2 million, to $84.7 million from $73.5 million during fiscal 2002. The increase was primarily attributable to the net favorable changes in operating assets and liabilities, partially offset by a decrease in the tax benefit from the exercise of stock options due to a decrease in exercise activity during fiscal 2003 as compared to fiscal 2002.

     Net cash used in investing activities during fiscal 2003 decreased $228.0 million, to $113.7 million from $341.7 million during fiscal 2002. This decrease was primarily due to the decreased purchases of available-for-sale investments during fiscal 2003 as compared to fiscal 2002 due to a significant amount of purchases of available-for-sale investments at the time of the issuance of our Notes during June 2002.

     Net cash used in financing activities for fiscal 2003 was $23.3 million as compared to cash provided by financing activities of $254.9 million during fiscal 2002. The change is primarily attributable to the proceeds received from the issuance of our $400.0 million Notes, offset by the purchase of $146.8 million of treasury stock in fiscal 2002.

     We had cash, cash equivalents, restricted cash and short-term investments of $552.7 million and working capital of $576.8 million at June 30, 2003, as compared to $577.6 million and $611.3 million, respectively, at June 30, 2002. Restricted cash and short-term investments of $53.8 million relates to amounts in escrow related to our acquisition from Q-Med of U.S. and Canadian rights to the RESTYLANE® family of products. The decreases are primarily the result of the purchase of $36.0 million of treasury stock and the payment of $81.7 million for the purchase of product rights, net of operating cash generated during fiscal 2003. The $81.7 million of cash used for the purchase of product rights included approximately $61.9 million related to our acquisition of the RESTYLANE® family of products, approximately $13.3 million related to the purchase of an ANDA for a pediatric prescription product from a third-party pharmaceutical company and approximately $6.5 million related to purchases of other product rights.

     In May 1999, our board of directors authorized the repurchase of up to $75 million of our common stock. This program provides for the repurchase of Class A common stock at such times as management may determine. The Company has repurchased a total of approximately $50.2 million toward the $75 million as of June 30, 2003. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

     On June 12, 2003, we declared a quarter-end cash dividend of $0.05 per issued and outstanding share of common stock payable on July 31, 2003 to our stockholders of record at the close of business on July 1, 2003. On September 19, 2003, we declared a quarter-end cash dividend of $0.05 per issues and outstanding share of common stock payable on October 31, 2003 to our stockholders of record at the close of business on October 1, 2003. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant.

     Except for $400 million of Contingent Convertible Senior Notes due in 2032 and a $7.0 million deferred tax liability, we have no long-term liabilities and had only $68.8 million of current liabilities at June 30, 2003. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

     On August 14, 2003, we exchanged approximately $230.8 million in principal amount of our 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) for approximately $283.9 million in principal amount of our 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”). Holders of Old Notes that accepted our exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose to not exchange will continue to be subject to the terms of the Old Notes.

     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. We will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. The New Notes mature on June 4, 2033.

     We may redeem some or all of the New Notes at any time on or after June 11, 2008, at a redemption price, payable in cash, of 100% of the principal amount of the New Notes, plus accrued and unpaid interest. Holders of the New Notes may require us to repurchase all or a portion of their New Notes on June 4, 2008, 2013 and 2018, and upon a change in control, as defined in the indenture governing the New Notes, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.

     The New Notes are convertible, at the holders’ option, prior to the maturity date into shares of our Class A common stock in the following circumstances:

•	during any quarter commencing after September 30, 2003, if the closing price of our Class A common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the New Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $77.52 per share, which is equal to a conversion rate of approximately 12.8998 shares per $1,000 principal amount of New Notes, subject to adjustment;

•	if we have called the New Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the New Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the New Notes; or

•	upon the occurrence of specified corporate transactions.

     The New Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of our securities and do not contain any financial covenants.

     As a result of the exchange, we recognized a loss before tax benefits on the restructuring of debt of approximately $58.7 million, including the write-off of the net book value of the deferred financing fees related to the exchanged portion of the Old Notes. This loss will be reflected in our consolidated statement of operations for our first fiscal quarter ended September 30, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements. See Note 13 of the financial statements regarding our lease commitments and other commitments.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No.

148 also amends the disclosure provisions of SFAS No. 123 and APB 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS No. 123 as of June 30, 2003.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 is not expected to have any effect on the Company’s consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. At adoption, FIN 45 did not have any impact on our consolidated statements of income or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at June 30, 2003.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate fluctuations on our short-term investments that are comprised of U.S. corporate securities and other debt securities that we hold on an available-for-sale basis. Changes in interest rates do not affect interest expense incurred on our Contingent Convertible Senior Notes as the interest rate is fixed. We have not entered into derivative financial instruments.

     The following tables provide information about our financial instruments that are sensitive to changes in interest rates. For our investment portfolio, the tables present principal cash flows and related weighted-average yield rates by expected maturity dates. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity as of June 30, 2003
(amounts in thousands)

	Financial instruments mature during fiscal year ended June 30,

	2004	2005	2006	2007	2008	Thereafter

Available-for-sale securities	$180,403	$149,268	$74,419	$—	$—	$50,390
Weighted-average yield rate	2.3%	2.2%	2.4%	—	—	1.0%
Contingent convertible senior notes	$—	$—	$—	$—	$—	$400,000
Interest rate	—	—	—	—	—	2.5%

     We have minimal operations outside of the United States and, accordingly, are not susceptible to significant risk from changes in foreign currencies.

     During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discussed above, and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and related financial statement schedule at June 30, 2003 and 2002 and for each of the three years in the period ended June 30, 2003 and the Independent Auditors’ Report thereon are contained on pages F-1 through F-28 and S-1 of this report on Form 10-K.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A:	CONTROLS AND PROCEDURES

     Medicis maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by Medicis under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Medicis’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of Medicis’ disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, Medicis’ management concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Medicis’ internal controls over financial reporting.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:	EXECUTIVE COMPENSATION

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by each of Items 10, 11, 12, 13 and 14 is incorporated by reference to Medicis’ definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this Report

Page

(1) Financial Statements:
Index to consolidated financial statements	F-1
Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated balance sheets at June 30, 2003 and 2002	F-3
Consolidated statements of income for the years ended June 30, 2003, 2002 and 2001	F-5
Consolidated statements of stockholders’ equity for the years ended June 30, 2003, 2002 and 2001	F-6
Consolidated statements of cash flows for the years ended June 30, 2003, 2002 and 2001	F-8
Notes to consolidated financial statements	F-9
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1

This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

(3) Exhibits filed as part of this Report:

Exhibit No.		Description

2.1	-	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997 (13)

2.1 (a)	-	Agreement of Plan of Merger, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp. and Ascent Pediatrics, Inc. (19)

3.1	-	Certificate of Incorporation of the Company, as amended (6)

3.3 (a)	-	Amended and Restated By-Laws of the Company (15)

4.1	-	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (6)

4.1 (b)	-	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A. (11)

4.1 (c)	-	Indenture, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (20)

4.2	-	Registration Rights Agreement, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation and Deutsche Bank Securities Inc. (20)

4.3	-	Form of specimen certificate representing Class A common stock (1)

10.8	-	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.9	-	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (10)

10.9 (a)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (17)

10.9 (b)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (17)

10.10	-	Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended (2)

10.18	-	Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended (2)

10.20	-	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (21)

10.58	-	Medicis Pharmaceutical Corporation 1992 Stock Option Plan (4)

Exhibit No.		Description

10.59	-	Supply Agreement, dated October 21, 1992, between Schein and the Company (3)

10.70	-	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company (5)

10.72(a)	-	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (7)

10.72(b)	-	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (10)

10.72(c)	-	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (12)

10.72(d)	-	Third Amendment to Credit and Security Agreement, dated November 22, 1998 by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (14)

10.72(e)	-	Fourth amendment to Credit and Security Agreement, dated November 22, 2000 by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (18)

10.73(a)	-	Patent Collateral Assignment and Security Agreement, dated August 3, 1995 by the Company to Norwest Business Credit, Inc. (8)

10.73(b)	-	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (10)

10.73(c)	-	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (14)

10.74(a)	-	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (9)

10.74(b)	-	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (10)

10.74(c)	-	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (14)

10.75	-	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (10)

10.76	-	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (10)

10.89	-	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (14)

10.90	-	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (14)

10.91	-	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (14)

10.92	-	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (14)

10.93	-	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (16)

10.94	-	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (16)

10.95	-	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc dated June 29, 1999 (16)

10.96	-	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc. dated June 29, 1999 (16)

10.97	-	Medicis Pharmaceutical Corporation Executive Retention Plan (16)

10.98	-	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999 (16)

10.99	-	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003 (22)

Exhibit No.		Description

10.99(a)	-	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(22)

10.100	-	Supply Agreement between Q-Med AB and Medicis Pharmaceutical Corporation, Dated March 7, 2003(22)

10.101	-	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(22)

12	-	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21.1	-	Subsidiaries (filed herewith)

23.1	-	Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

24.1	-	Power of Attorney See signature page(s)

31.1	-	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (filed herewith)

31.2	-	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (filed herewith)

32.1	-	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (filed herewith)

32.2	-	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K (filed herewith)

99.1	-	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (19)

99.2	-	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., Medicis Pharmaceutical Corporation, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (19)

99.3	-	Voting Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (19)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443, previously filed with the SEC

(3)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(4)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its 1992 Annual Meeting of Shareholders, File No. 0-18443, previously filed with the SEC

(5)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(6)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(7)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(8)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(9)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(18)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(19)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(20)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(21)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(22)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(b)	During the quarter ended June 30, 2003, the Company filed the following reports on Form 8-K with the SEC:

(i)	Current Report on Form 8-K dated April 22, 2003, which announced the issuance of a press release summarizing the Company’s third quarter 2003 financial results.

(ii)	Current Report on Form 8-K dated June 26, 2003, which announced the issuance of a press release summarizing the Company’s revenue and earnings guidance for fiscal 2004.

(c)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

(d)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2003

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

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 29, 2003

/s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr.	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)	September 29, 2003

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	September 29, 2003

/s/ SPENCER DAVIDSON Spencer Davidson	Director	September 29, 2003

/s/ STUART DIAMOND Stuart Diamond	Director	September 29, 2003

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq	Director	September 29, 2003

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	September 29, 2003

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	September 29, 2003

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	September 29, 2003

MEDICIS PHARMACEUTICAL CORPORATION

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation

     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
August 14, 2003

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	JUNE 30,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$44,346	$96,517
Restricted cash and short-term investments	53,837	—
Short-term investments	454,480	481,059
Accounts receivable, less allowances:
2003: $12,716; 2002: $7,395	51,661	45,054
Inventories, net	14,005	11,955
Deferred tax assets, net	10,450	7,388
Other current assets	16,849	16,500

Total current assets	645,628	658,473
Property and equipment, net	3,094	2,605
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	245,989	165,084
Other intangible assets	13,099	11,727

	259,088	176,811
Less: accumulated amortization	40,254	31,007

Net intangible assets	218,834	145,804
Goodwill	59,435	39,389
Deferred tax assets, net	—	17,570
Deferred financing costs, net	9,991	12,390
Other non-current assets	8	42

	$936,990	$876,273

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS, Continued

(in thousands, except share amounts)

	JUNE 30,

	2003	2002

Liabilities
Current liabilities:
Accounts payable	$18,568	$14,037
Short-term contract obligation	18,306	10,000
Income taxes payable	481	1,460
Other current liabilities	31,492	21,717

Total current liabilities	68,847	47,214
Long-term liabilities:
Contingent convertible senior notes	400,000	400,000
Deferred tax liability, net	7,022	—
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 31,254,841 and 30,776,276 at June 30, 2003 and 2002, respectively	438	431
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 379,016 and 379,016 at June 30, 2003 and 2002, respectively	5	5
Additional paid-in capital	446,096	429,951
Accumulated other comprehensive income	2,400	790
Deferred compensation	(1,727)	(2,094)
Accumulated earnings	204,817	154,923
Less: Treasury stock, 4,340,734 and 3,412,434 shares at cost at June 30, 2003 and 2002, respectively	(190,908)	(154,947)

Total stockholders’ equity	461,121	429,059

	$936,990	$876,273

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	YEAR ENDED JUNE 30,

	2003	2002	2001

Net revenues	$247,539	$212,807	$167,802
Operating costs and expenses:
Cost of product revenue	38,260	35,765	30,697
Selling, general and administrative	91,648	77,314	59,508
Research and development	29,568	15,132	25,515
In-process research and development	—	6,217	—
Depreciation and amortization	10,125	7,928	8,261

Operating costs and expenses	169,601	142,356	123,981

Operating income	77,938	70,451	43,821
Interest income	12,302	9,909	16,767
Interest expense	(12,580)	(1,376)	(1,263)

Income before income tax expense	77,660	78,984	59,325
Income tax expense	(26,404)	(28,960)	(18,905)

Net income	$51,256	$50,024	$40,420

Basic net income per common share	$1.89	$1.65	$1.34

Diluted net income per common share	$1.82	$1.59	$1.28

Shares used in computing basic net income per common share	27,188	30,268	30,134

Shares used in computing diluted net income per common share	28,211	31,405	31,694

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at June 30, 2000	29,069	$407	423	$6
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—
Comprehensive income
Exercise of stock options	1,051	15	—	—
Tax effect of stock options exercised	—	—	—	—
Options issued in lieu of payment for services rendered	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2001	30,120	422	423	6
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—
Comprehensive income
Conversion of Class B common stock to Class A common stock	44	1	(44)	(1)
Restricted shares issued for deferred compensation	—	—	—	—
Amortization of deferred compensation	—	—	—	—
Exercise of stock options	612	8	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2002	30,776	431	379	5
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—
Comprehensive income
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation, net of cancellations	—	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—
Exercise of stock options	479	7	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2003	31,255	$438	379	$5

See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other			Treasury
Paid-In	Comprehensive	Deferred	Accumulated	Stock
Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total

$372,068	$479	$—	$64,479	—	$—	$437,439
—	—	—	40,420	—	—	40,420
—	261	—	—	—	—	261
—	(129)	—	—	—	—	(129)

						40,552
22,460	—	—	—	—	—	22,475
12,886	—	—	—	—	—	12,886
28	—	—	—	—	—	28
—	—	—	—	(300)	(9,927)	(9,927)

407,442	611	—	104,899	(300)	(9,927)	503,453
—	—	—	50,024	—	—	50,024
—	354	—	—	—	—	354
—	(175)	—	—	—	—	(175)

						50,203
—	—	—	—	—	—	—
756	—	(2,578)	—	55	1,822	—
—	—	484	—	—	—	484
14,372	—	—	—	—	—	14,380
7,381	—	—	—	—	—	7,381
—	—	—	—	(3,167)	(146,842)	(146,842)

429,951	790	(2,094)	154,923	(3,412)	(154,947)	429,059
—	—	—	51,256	—	—	51,256
—	1,396	—	—	—	—	1,396
—	214	—	—	—	—	214

						52,866
—	—	—	(1,362)	—	—	(1,362)
(2)		2	—	—	—	—
—	—	365	—	—	—	365
12,753	—	—	—	—	—	12,760
3,394	—	—	—	—	—	3,394
—	—	—	—	(929)	(35,961)	(35,961)

$446,096	$2,400	$(1,727)	$204,817	(4,341)	$(190,908)	$461,121

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED JUNE 30,

	2003	2002	2001

Operating Activities:
Net income	$51,256	$50,024	$40,420
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	—	6,217	—
Depreciation and amortization	12,766	8,138	8,261
Gain on sale of available-for-sale investments	(380)	(1,141)	(825)
Amortization of deferred compensation	365	484	—
Deferred income tax expense (benefit)	8,879	679	(607)
Provision for doubtful accounts and returns	5,321	2,345	860
Accretion of premium on investments	3,657	3,200	179
Accretion of discount on contract obligation	—	340	1,246
Other non-cash expenses	—	—	28
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	(11,318)	(6,604)	(4,760)
Inventories	(2,050)	(2,246)	1,251
Other current assets	(378)	(1,707)	4,378
Accounts payable	4,553	(256)	1,976
Income taxes payable	(979)	1,197	263
Tax benefit of stock option exercises	3,394	7,381	12,886
Other current liabilities	9,581	5,491	5,564

Net cash provided by operating activities	84,667	73,542	71,120
Investing Activities:
Purchase of property and equipment	(1,367)	(1,299)	(849)
Ascent merger, net of cash acquired	—	(62,437)	—
Payment of direct merger costs	(1,511)	(1,794)	—
Payment for purchase of product rights	(81,727)	(18,184)	(35,711)
Purchase of available-for-sale investments	(712,040)	(663,489)	(392,605)
Sale of available-for-sale investments	566,080	289,388	236,708
Maturity of available-for-sale investments	138,975	116,122	94,443
Increase in restricted cash and short-term investments	(22,153)	—	—
Change in other assets	34	33	33

Net cash used in investing activities	(113,709)	(341,660)	(97,981)
Financing Activities:
Proceeds from issuance of Contingent Convertible Senior Notes	—	400,000	—
Payment of deferred financing costs	(142)	(12,600)	—
Purchase of treasury stock	(35,961)	(146,842)	(9,927)
Proceeds from the exercise of stock options	12,760	14,380	22,475

Net cash (used in) provided by financing activities	(23,343)	254,938	12,548
Effect of foreign currency exchange rate on cash and cash equivalents	214	(175)	(129)

Net decrease in cash and cash equivalents	(52,171)	(13,355)	(14,442)
Cash and cash equivalents at beginning of year	96,517	109,872	124,314

Cash and cash equivalents at end of year	$44,346	$96,517	$109,872

     See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1. FORMATION AND DEVELOPMENT OF THE COMPANY

          Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis”, or the “Company”) is a leading specialty pharmaceutical company focusing primarily on developing and marketing drugs in the United States for the treatment of dermatological, pediatric and podiatric conditions and the marketing of dermal aesthetic products in Canada. The Company offers a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). In March 2003, we expanded into the dermal aesthetic market through our acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. The RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM products are currently being sold in numerous countries by Q-Med, but are not yet approved for use in the U.S. We offer RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM in Canada for treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips. In addition to the Company’s expansion into the dermal aesthetic market in March 2003, Medicis expanded into the pediatric market in November 2001 through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions. Since the merger, this sales force has introduced three of our core dermatological brands to high prescribing pediatricians.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Medicis and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.

Cash and Cash Equivalents

          At June 30, 2003, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Restricted Cash and Investments

          Cash and investments that are restricted for use, for legal or other contractual reasons, are segregated and classified as restricted cash and investments.

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

          Inventories are as follows (amounts in thousands):

	JUNE 30,

	2003	2002

Raw materials	$5,976	$5,430
Finished goods	8,727	7,276
Valuation reserve	(698)	(751)

Total inventories	$14,005	$11,955

Property and Equipment

          Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following (amounts in thousands):

	JUNE 30,

	2003	2002

Furniture, fixtures and equipment	$4,129	$4,354
Leasehold improvements	812	506

	4,941	4,860
Less: accumulated depreciation	(1,847)	(2,255)

	$3,094	$2,605

Goodwill and Other Identifiable Intangible Assets

          The Company has in the past made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. The Company assesses the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

          When the Company determines that the carrying value of goodwill and other identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. In lieu of amortization, the Company is required to perform an impairment review of goodwill on an annual basis. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income.

          The Company amortizes acquired identifiable intangible assets over their expected useful lives, which range between five and 40 years.

Deferred Financing Costs

          Deferred financing costs represent fees and other costs incurred in connection with the June 2002 issuance of the 2.5% Contingent Convertible Senior Notes Due 2032. These costs are being amortized on a basis that approximates the effective interest method over the five-year period that ends on the initial put date of the Notes. Accumulated amortization amounted to approximately $2.8 million as of June 30, 2003.

Managed Care and Medicaid Reserves

          The Company establishes and maintains reserves for amounts payable to Managed Care Organizations and state Medicaid programs for the reimbursement of a portion of the retail price of prescriptions filled that are covered by the respective plans. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on the Company’s best estimate of the expected prescription fill rate to these Managed Care and state Medicaid patients using historical experience adjusted to reflect known changes in the factors that impact such reserves.

Other Current Liabilities

          Other current liabilities are as follows (amounts in thousands):

	JUNE 30,

	2003	2002

Accrued incentives	$6,054	$5,207
Managed care and Medicaid reserves	11,082	5,921
Other accrued expenses	14,356	10,589

	$31,492	$21,717

Revenue Recognition

          Revenue from product sales is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the provision is due to a party other than the wholesale or retail customer.

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

Advertising

          The Company expenses advertising as incurred. Advertising expenses for the fiscal years ended June 30, 2003 (“fiscal 2003”), June 30, 2002 (“fiscal 2002”) and June 30, 2001 (“fiscal 2001”) were approximately $20.1 million, $17.4 million and $15.0 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.

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

          The Company elected the adoption of the disclosure-only provisions of SFAS No. 123 in fiscal 1998. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”) was issued in December 2002 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. If the Company had elected to recognize compensation costs based upon the fair value of the options granted at grant date as prescribed by SFAS No. 123, operating results would have changed to the pro forma amounts indicated in the table below (in thousands, except share and per share data):

	2003	2002	2001

Net income, as reported	$51,256	$50,024	$40,420
Deduct: Total stock-based employee compensation expense determined under fair value methods of all awards, net of related tax effects	13,020	14,259	13,579
Pro forma net income	$38,236	$35,765	$26,841
Net income per share:
Basic, as reported	$1.89	$1.65	$1.34
Basic, pro forma	$1.41	$1.14	$0.89
Diluted, as reported	$1.82	$1.59	$1.28
Diluted, pro forma	$1.36	$1.14	$0.85
Weighted average shares used in computation:
Basic	27,188	30,268	30,134
Diluted	28,211	31,405	31,694

          As required, the pro forma disclosures above include options granted since April 1, 1996. Consequently, the effect of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 18 for further discussion of the Company’s stock-based employee compensation.

Shipping and Handling Costs

          Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for fiscal 2003, 2002 and 2001 were approximately $3.5 million, $3.7 million and $2.8 million, respectively.

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

Fair Value of Financial Instruments

          The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end. The fair market value approximates $464.5 million at June 30, 2003.

Recently Issued Accounting Pronouncements

          In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

          In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS No. 123 as of June 30, 2003.

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 is not expected to have any effect on the Company’s consolidated financial position, results of operations or cash flows.

          In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. At adoption, FIN 45 did not have any impact on the Company’s consolidated statements of income or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at June 30, 2003.

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

NOTE 4: SEGMENT AND PRODUCT INFORMATION

          The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-Dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-Dermatological field represents products for the treatment of Asthma and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include ESOTERICA®, LIDEX®, LOPROX®, LUSTRA®, OMNICEF®, RESTYLANE®, and SYNALAR®. The Non-Dermatological product lines include BUPHENYL® and ORAPRED®.

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

	Fiscal 2003	Fiscal 2002	Fiscal 2001

Cardinal	25.4%	22.4%	22.2%
McKesson	20.2%	19.4%	18.0%
Quality King	17.0%	26.7%	10.3%
AmerisourceBergen	15.5%	11.1%	*

          * less than 10.0%

          The percentage of net revenues for each of the product categories is as follows:

	FISCAL YEAR ENDED JUNE 30,

	2003	2002	2001

Acne and acne-related dermatological products	33%	43%	48%
Non-acne dermatological products	37	34	41
Non-dermatological products	30	23	11

Total net revenues	100%	100%	100%

NOTE 5. STRATEGIC COLLABORATIONS

          On September 26, 2002, Medicis entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, Medicis made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, and in accordance with the agreement between the parties, is required to make potential additional payments upon the certification that certain development milestones have occurred. The initial $5.4 million payment and the $8.8 million development milestone payment were recorded as charges to research and development expense during fiscal 2003.

          On September 4, 2002, the Company purchased the Abbreviated New Drug Application (“ANDA”) for a pediatric prescription product from a third-party pharmaceutical company for $9.0 million. Under terms of the agreement, the Company may be required to make future contingent payments based on the achievement of certain milestones. The contingent payments, if the milestones are achieved, would be payable at the six (6)-, twelve (12)-, and eighteen (18)-month anniversaries of the closing of the agreement. During fiscal 2003, a milestone was achieved and a $4.0 million contingent payment was paid to the third-party pharmaceutical company. The Company accounted for the initial payment and the contingent payment as an acquisition of an intangible asset and commenced amortizing the asset over 15 years beginning in the second quarter of fiscal 2003.

          On June 26, 2002, Medicis entered into an exclusive strategic alliance with aaiPharma, Inc. (“aaiPharma”) for the development, commercialization and license of a key dermatologic product. Medicis made an initial payment of $7.7 million to aaiPharma during fiscal 2002 and made a development milestone payment of $6.0 million to aaiPharma during fiscal 2003, and has potential additional payments to be made upon the successful completion of various development milestones. The $7.7 million initial payment and the $6.0 million development milestone payment were recorded as charges to research and development expense during the fourth quarter of fiscal 2002 and the fourth quarter of 2003, respectively.

          On May 10, 2001, Abbott Laboratories, Inc. (“Abbott”) and Medicis entered into an exclusive agreement for Medicis to promote OMNICEF® capsules. OMNICEF®, a cephalosporin antibiotic, is for the treatment of uncomplicated skin and skin-structure infections. Medicis will promote OMNICEF® in the U.S. market to dermatologists and podiatrists and will receive revenue generated in these categories on a per-prescription filled basis. Abbott will continue to promote OMNICEF® to primary care physicians and pediatricians. The agreement expires in 2013.

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

NOTE 6. ACQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP

          On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM. The RESTYLANE®, PERLANETM and RESTYLANE Fine LinesTM products are currently being sold in numerous countries by Q-Med, but are not yet approved for use in the United States. The products are approved for use in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, and will pay approximately $53.3 million upon U.S. Food and Drug Administration (“FDA”) approval of RESTYLANE®, approximately $19.4 million upon certain cumulative commercial milestones being achieved and approximately $29.1 million upon FDA approval of PERLANETM. As of June 30, 2003, the Company additionally incurred approximately $3.7 million of costs related to the due diligence and execution of the transaction, consisting of approximately $3.5 million of professional services and approximately $0.2 million of other costs. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.

NOTE 7. LICENSE OF PRODUCTS TO TARO PHARMACEUTICAL INDUSTRIES, LTD.

          On January 14 2003, Taro Pharmaceutical Industries Ltd. (“Taro”) licensed with an option to purchase from Medicis four branded prescription product lines for sale in the U.S. and Puerto Rico. The license agreement was effective on January 14, 2003 and extends through June 1, 2004, after which Taro may purchase the product lines. Medicis will receive quarterly license payments from Taro during the term of the agreement. If Taro chooses to purchase the product lines at the end of the term of the agreement, the purchase price will be $12.1 million. Under terms of the agreement, Taro is licensing from Medicis the following four brands: TOPICORT® (desoximetasone), a topical corticosteroid used for inflammatory skin diseases; A/T/S® (erythromycin), a topical antibiotic used in the treatment of acne; OVIDE® (malathion), a pediculicide used in the treatment of head lice; and PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections.

NOTE 8. MERGER OF ASCENT PEDIATRICS, INC.

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

          The contingent portions of the purchase price may be required to be paid for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve-month period ended November 15, 2006, subject to certain deductions and set-offs. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. As of June 30, 2003, the second-year threshold had been deemed to be probable, and approximately $10.6 million (subject to potential deductions and set-offs) was recorded as additional goodwill and as a short-term contract obligation. The Company will reassess the recorded obligation during the remainder of the twelve-month period ended November 15, 2003 based on actual events. A total of approximately $18.3 million is included in short-term contract obligation in the Company’s consolidated balance sheets as of June 30, 2003, representing the first two years’ contingent payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Note 13.

          Ascent focuses on the marketing and sale of prescription products to U.S. based pediatricians. Ascent’s portfolio of pediatric specialty pharmaceutical products currently includes ORAPRED® (prednisolone sodium phosphate), an oral liquid steroid for children with asthma and other respiratory inflammatory conditions, and PEDIAMIST®, an over-the-counter saline nasal mist, as well as certain projects that are under development. Sales of ORAPRED® comprise the majority of the Ascent product sales. Ascent currently supports these products with a dedicated sales force, numbering approximately 70 sales representatives and sales management. Since the merger, this sales force has introduced three of our core dermatological brands to high prescribing pediatricians.

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

NOTE 9. RESTRICTED CASH AND SHORT-TERM INVESTMENTS

          In connection with the acquisition of dermal aesthetic enhancement products from Q-Med (see Note 6), the Company was required to establish an escrow account related to the $53.3 million the Company will pay to Q-Med upon FDA approval of the RESTYLANE® product. The Company initially funded the restricted cash account through transfers of existing short-term investments into the escrow account. The balance in the escrow account as of June 30, 2003 was $53.8 million. Interest income earned on this account accrues to the benefit of the Company.

NOTE 10. SHORT-TERM INVESTMENTS

          The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.

          The following is a summary of available-for-sale securities (amounts in thousands):

	JUNE 30, 2003

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$118,001	$1,227	$11	$119,217
Other debt securities	333,112	2,203	52	335,263

Total securities	$451,113	$3,430	$63	$454,480

	JUNE 30, 2002

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$189,244	$133	$7	$189,370
Other debt securities	290,131	1,561	3	291,689

Total securities	$479,375	$1,694	$10	$481,059

          During the years ended June 30, 2003 and 2002, the gross realized gains on sales of available-for-sale securities totaled $396,289 and $1,663,672, respectively, and the gross realized losses totaled $2,645 and $23,001 respectively. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during fiscal 2003 and fiscal 2002 on available-for-sale securities included in stockholders’ equity totaled $1,395,678 and $353,567, respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2003, by maturity, are shown below (amounts in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	JUNE 30, 2003

		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$179,355	$180,403
Due after one year through five years	221,368	223,687
Due after five years through 10 years	—	—
Due after 10 years	50,390	50,390

	$451,113	$454,480

NOTE 11. DEBT

     The Company has a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by the Company, at its discretion, and is collateralized by principal assets of the Company. The outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2004. The agreement requires the Company to comply with certain covenants, including covenants relating to the Company’s financial condition and results of operation. The Company has not drawn on this credit facility.

NOTE 12. CONTINGENT CONVERTIBLE SENIOR NOTES

     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Notes Due 2032 in private transactions. The Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company has accrued approximately one month of interest expense as of June 30, 2002. The Company also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Notes reaches certain thresholds. The Notes will mature on June 4, 2032.

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

     The Company incurred $12.6 million of fees and other origination costs related to the issuance of the Notes. The Company is amortizing these costs over a five-year period.

     In August 2003, the Company exchanged approximately $230.8 million of these Notes for approximately $283.9 million of the Company’s new 1.5% Contingent Convertible Senior Notes Due 2033 (see Note 22).

NOTE 13. COMMITMENTS AND CONTINGENCIES

Occupancy Arrangements

     The Company presently occupies approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $1.5 million, $1.4 million and $1.4 million in fiscal 2003, 2002 and 2001, respectively. The Company relocated to its present office space in Scottsdale, Arizona, in February 2000. Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2005.

     At June 30, 2003, approximate future lease payments under the operating lease are as follows (amounts in thousands):

YEAR ENDING JUNE 30,

2004	$2,005
2005	2,050
2006	2,107
2007	2,061
2008	2,133
Thereafter	5,332

$15,688

Research and Development and Consulting Contracts

     The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At June 30, 2003, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.

Other

     On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A trial in the action has been rescheduled for early calendar 2004. The Company believes that the claims of the Triumph group are without merit and it is vigorously contesting and defending this suit.

     The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others.

     The Company believes that the ultimate outcome with respect to any of these matters, based on the information available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset, or in the aggregate should not have a material adverse effect on its business, financial position or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation that any person may have to the Company or that any such indemnification will adequately cover any liability.

NOTE 14. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	JUNE 30,

	2003		2002

	Current	Long-term	Current	Long-term

Deferred tax assets:
Net operating loss carryforwards	$—	$25,396	$—	$25,837
Reserves and liabilities	11,742	—	7,961	—
Research and development credits	—	1,246	—	1,246
Valuation allowance	—	(20,784)	—	(8,132)

	11,742	5,858	7,961	18,951
Deferred tax liabilities:
Unrealized losses on securities	(1,292)	—	(573)	—
Bond interest	—	(11,266)	—	—
Excess of net book value over tax basis of intangible assets	—	(1,614)	—	(1,381)

Net deferred tax assets (liabilities)	$10,450	$(7,022)	$7,388	$17,570

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

     During fiscal 2003, the Company completed its analysis of the equity transactions for Ascent occurring prior to Medicis’ merger with Ascent in order to determine if any additional limitations would be placed on the utilization of Ascent’s net operating losses under Internal Revenue Code Section 382. Based on this analysis, the Company determined that ownership changes prior to its merger with Ascent did occur which will place additional limitations on the amount of Ascent net operating losses that the Company will be able to utilize. As a result of these additional limitations, the Company reclassified approximately $12.6 million from deferred tax assets to goodwill to reflect its revised estimate of the amount of income tax benefit it will realize from the utilization of Ascent’s net operating loss carryforwards.

     At June 30, 2003, the Company has federal net operating loss carryforwards of approximately $73.4 million ($16.7 million net of IRC Section 382 limitations) that begin expiring in varying amounts in the years 2008 through 2021 if not previously utilized. All of the net operating loss carryforwards are attributable to the Company’s merger with Ascent and are shown net of the limitations discussed above.

     The Company recorded a deferred tax asset valuation allowance of approximately $20.8 million during fiscal 2002. The valuation allowance was recorded as it was more likely than not that a portion of Ascent’s net operating loss and credit carryforwards would not be realized due to the limitations described above. Subsequent tax benefits resulting from realization of the loss carryforwards and research and experimentation credits will be applied to reduce the valuation allowance and goodwill related to the merger with Ascent.

     During fiscal 2003, the Company recorded a deferred tax liability of approximately $0.7 million relating to unrealized gains on available-for-sale securities presented in other comprehensive income in stockholders’ equity. During fiscal 2002, the Company recorded a deferred tax liability of approximately $0.2 million relating to unrealized gains on available-for-sale securities.

     During fiscal 2003, 2002 and 2001, the Company made tax payments of $16.7 million, $20.2 million and $8.2 million, respectively.

     Components of the provision for income taxes are as follows (amounts in thousands):

	JUNE 30,

	2003	2002	2001

Current
Federal	$17,123	$25,966	$18,503
State	1,305	1,693	986
Foreign	14	368	23

	18,442	28,027	19,512

Deferred
Federal	7,532	893	(482)
State	430	40	(125)

	7,962	933	(607)

Total	$26,404	$28,960	$18,905

     Income tax expense for the three years ended June 30, 2003, 2002 and 2001 differs from the amount computed, applying the federal statutory rates as follows:

	JUNE 30,

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	1.5	1.5	0.9
Tax-exempt interest	(2.1)	(2.7)	(3.5)
Non-deductible in-process research and development expense	0.0	2.9	0.0
Other	(0.4)	0.0	(0.5)

	34.0%	36.7%	31.9%

NOTE 15. STOCK TRANSACTIONS

     Class A common stock has one vote per share, and Class B common stock has 10 votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of the holder or, in some circumstances, may automatically be converted upon a vote of the Board of Directors and the Class B common stock shareholders.

     During fiscal 2003, Medicis purchased 928,300 shares of its Class A common stock in the open market at an average price of $38.74 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This program provides for the repurchase of up to $75 million of Class A common stock at such times as management may determine. During fiscal 2002, the Company purchased 102,000 shares of Class A common stock at an average price of $42.58 in the open market under the stock repurchase program. The Company has repurchased a total of approximately $50.2 million toward the $75 million as of June 30, 2003.

     In June 2002, the Company purchased approximately 3.2 million shares of Class A common stock at an average price of $46.48. This purchase was made in conjunction with the Company’s sale of its $400.0 million Contingent Convertible Senior Notes, where the Company agreed to purchase shares of its Class A common stock sold short by purchasers of the Notes concurrently with the sale of the Notes. This purchase was approved by the

Company’s board of directors separately from the stock repurchase program as it occurred as part of the funding of the Notes. The price per share of the purchase of Class A common stock was equal to the closing sale price of the stock on the trading day on which the Note offering was priced.

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

NOTE 16. DEFERRED COMPENSATION

     In July 2001, Medicis granted 55,000 restricted shares of Class A common stock to certain employees. The Company recorded deferred compensation of $2,577,850, representing the market price of the shares at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the employees receiving the grants. The shares begin vesting two years after the grant date, and become fully vested five years after the grant date. In November 2002, 10,000 shares were reacquired by the Company due to an employee departure, and the Company reversed approximately $111,000 of previously amortized compensation expense due to the reacquisition. That employee returned to the Company in March 2003, and Medicis granted that employee 10,000 new restricted shares of Class A common stock. The Company recorded deferred compensation of $466,000, representing the market price of the shares at the date of grant.

     Amortization of deferred compensation was approximately $365,000 and $484,000 for fiscal year 2003 and 2002, respectively, and has been included in selling, general and administrative expense in the accompanying consolidated statements of income. The Company expects to record compensation expense related to deferred compensation of approximately $129,000 per quarter through September 30, 2006, and approximately $23,000 per quarter thereafter through March 31, 2008. Expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

NOTE 17. DIVIDENDS DECLARED ON COMMON STOCK

     On June 12, 2003, the Company’s Board of Directors declared the first cash dividend on Medicis’ common stock. The quarter-end cash dividend of $0.05 per issued and outstanding share of the Company’s common stock is payable on July 31, 2003 to stockholders of record at the close of business on July 1, 2003. The $1.4 million dividend was recorded as a reduction of accumulated earnings, and is included in other current liabilities in the accompanying consolidated balance sheets as of June 30, 2003.

NOTE 18. STOCK OPTION PLANS

     As of June 30, 2003, the Company has five active Stock Option Plans (the 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). As of June 30, 2003, the 2002, 1998, 1996, 1995 and 1992 Plans had the following options outstanding: 1,369,000; 3,674,061; 973,835; 92,979; and 280,921, respectively. The Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Options are granted at the fair market value on the grant date. Options outstanding at June 30, 2003, vary in price from $8.44 to $70.75, with a weighted average of $42.22 as is set forth in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$8.44 - $8.44	1,568	2.59	$8.44	1,568	$8.44
$12.11 - $22.00	909,176	5.86	$21.56	464,956	$21.15
$22.22 - $28.83	626,285	4.99	$25.40	481,388	$25.75
$28.88 - $36.66	1,547,841	8.73	$36.25	99,191	$31.10
$37.13 - $51.81	398,140	8.43	$45.45	117,797	$46.93
$52.51 - $53.90	1,148,831	8.07	$53.89	147,188	$53.88
$53.95 - $55.25	1,456,930	7.11	$55.24	621,082	$55.25
$55.40 - $66.25	296,625	8.15	$58.40	117,020	$60.61
$69.13 - $69.13	3,000	7.35	$69.13	1,200	$69.13
$70.75 - $70.75	2,400	7.33	$70.75	960	$70.75

     A summary of stock options granted within the Plans and related information for the years ended June 30, 2003, 2002 and 2001 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price

Balance at June 30, 2000	1,875,669	2,329,056	4,204,725	$23.45
Granted	539,057	1,389,668	1,928,725	$55.57
Exercised	(350,757)	(700,253)	(1,051,010)	$21.38
Terminated/expired	(167,270)	(47,545)	(214,815)	$36.22

Balance at June 30, 2001	1,896,699	2,970,926	4,867,625	$36.07
Granted	549,802	1,014,684	1,564,486	$53.73
Exercised	(281,383)	(329,622)	(611,005)	$23.53
Terminated/expired	(186,927)	(66,376)	(253,303)	$41.70

Balance at June 30, 2002	1,978,191	3,589,612	5,567,803	$42.15
Granted	6,170	1,738,188	1,744,358	$38.21
Exercised	(225,798)	(252,617)	(478,415)	$26.66
Terminated/expired	(155,332)	(287,618)	(442,950)	$44.63

Balance at June 30, 2003	1,603,231	4,787,565	6,390,796	$42.22

     Options exercisable under the Plans at June 30, 2003 were 2,052,350 with an average exercisable price of $39.15.

     Pro forma information regarding net income and net income per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Expected dividend yield	0.3%	0.0%	0.0%
Expected stock price volatility	0.5	0.4	0.5
Risk-free interest rate	2.5%	3.0%	5.0%
Expected life options	5 Years	5 Years	5 Years

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which, unlike options granted by the Company, have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from options traded on an exchange, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 was $18.20, $17.88 and $16.62, respectively.

NOTE 19. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	JUNE 30,

	2003	2002	2001

Numerator
Net income	$51,256	$50,024	$40,420

Denominator for basic net income per common share	27,188	30,268	30,134
Effect of dilutive securities:
Stock options and restricted stock	1,023	1,137	1,560

Denominator for diluted net income per common share	28,211	31,405	31,694

Basic net income per common share	$1.89	$1.65	$1.34

Diluted net income per common share	$1.82	$1.59	$1.28

     The diluted net income per common share computation for 2003 and 2002 excludes 3,098,163 and 3,046,663 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive. Diluted net income per share as of June 30, 2003 also excludes 6,884,681 shares of common stock issuable upon conversion of the contingent convertible senior notes based upon those shares’ underlying common stock price of $58.10.

NOTE 20. FINANCIAL INSTRUMENTS – CONCENTRATIONS OF CREDIT RISK

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

     At June 30, 2003 and 2002, three customers comprised approximately 72.3 % and 83.8%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk existed at June 30, 2003.

NOTE 21. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. Beginning in April 2002, the Company began matching employee contributions at 50% of the first 3% of basic compensation contributed by the participants. During fiscal 2003 and 2002, the Company recognized expense related to matching contributions under the Contribution Plan of $307,000 and $70,000, respectively.

NOTE 22. SUBSEQUENT EVENTS

     On August 14, 2003, the Company exchanged approximately $230.8 million in principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) for approximately $283.9 million in principal amount of its 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”). Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose to not exchange will continue to be subject to the terms of the Old Notes.

     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. The New Notes mature on June 4, 2033.

     The Company may redeem some or all of the New Notes at any time on or after June 11, 2008, at a redemption price, payable in cash, of 100% of the principal amount of the New Notes, plus accrued and unpaid interest. Holders of the New Notes may require the Company to repurchase all or a portion of their New Notes on June 4, 2008, 2013 and 2018, and upon a change in control, as defined in the indenture governing the New Notes, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.

     The New Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•	during any quarter commencing after September 30, 2003, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the New Notes on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $77.52 per share, which is equal to a conversion rate of approximately 12.8998 shares per $1,000 principal amount of New Notes, subject to adjustment;

•	if the Company has called the New Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the New Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on that day multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the New Notes; or

•	upon the occurrence of specified corporate transactions.

     The New Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants.

     As a result of the exchange, the Company recognized a loss before tax benefits on the restructuring of debt of approximately $58.7 million, including the write-off of the net book value of the deferred financing fees related to the exchanged portion of the Old Notes. This loss will be reflected in the Company’s consolidated statement of operations for its first fiscal quarter ended September 30, 2003.

NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The table below lists the quarterly financial information for fiscal 2003 and 2002. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

	YEAR ENDED JUNE 30, 2003
	(FOR THE QUARTERS ENDED)

	SEPTEMBER 30, 2002	DECEMBER 31, 2002	MARCH 31, 2003	JUNE 30, 2003

Net revenues	$58,745	$59,514	$62,575	$66,705
Gross profit	49,587	50,207	53,461	56,024
Net income	11,879	15,301	10,224	13,851
Basic net income per common share	$0.43	$0.57	$0.38	$0.51
Diluted net income per common share	$0.42	$0.55	$0.36	$0.49

	YEAR ENDED JUNE 30, 2002
	(FOR THE QUARTERS ENDED)

	SEPTEMBER 30, 2001	DECEMBER 31, 2001	MARCH 31, 2002	JUNE 30, 2002

Net revenues	$45,515	$53,042	$56,623	$57,628
Gross profit	37,874	44,015	47,225	47,928
Net income	13,781	8,631	15,875	11,737
Basic net income per common share	$0.46	$0.28	$0.52	$0.39
Diluted net income per common share	$0.44	$0.27	$0.50	$0.38

     Gross profit does not include amortization of the related intangibles.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
	Balance at	Charged to
	beginning of	costs and	Charged to		Balance at end
Description	year	expenses	other accounts	Deductions	of year

Year Ended June 30, 2003
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$7,395	$61,034	—	$(55,713)	$12,716
Year Ended June 30, 2002
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$5,050	$36,644	—	$(34,299)	$7,395
Year Ended June 30, 2001
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$4,190	$24,502	—	$(23,642)	$5,050

S-1

EXHIBIT INDEX

Exhibit No.		Description

2.1	-	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997 (13)

2.1 (a)	-	Agreement of Plan of Merger, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp. and Ascent Pediatrics, Inc. (19)

3.1	-	Certificate of Incorporation of the Company, as amended (6)

3.3 (a)	-	Amended and Restated By-Laws of the Company (15)

4.1	-	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (6)

4.1 (b)	-	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A. (11)

4.1 (c)	-	Indenture, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (20)

4.2	-	Registration Rights Agreement, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation and Deutsche Bank Securities Inc. (20)

4.3	-	Form of specimen certificate representing Class A common stock (1)

10.8	-	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.9	-	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (10)

10.9 (a)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (17)

10.9 (b)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (17)

10.10	-	Medicis Pharmaceutical Corporation 1988 Stock Option Plan, as amended (2)

10.18	-	Medicis Pharmaceutical Corporation 1990 Stock Option Plan, as amended (2)

10.20	-	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (21)

10.58	-	Medicis Pharmaceutical Corporation 1992 Stock Option Plan (4)

Exhibit No.		Description

10.59	-	Supply Agreement, dated October 21, 1992, between Schein and the Company (3)

10.70	-	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company (5)

10.72(a)	-	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (7)

10.72(b)	-	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (10)

10.72(c)	-	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (12)

10.72(d)	-	Third Amendment to Credit and Security Agreement, dated November 22, 1998 by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (14)

10.72(e)		Fourth amendment to Credit and Security Agreement, dated November 22, 2000 by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (18)

10.73(a)	-	Patent Collateral Assignment and Security Agreement, dated August 3, 1995 by the Company to Norwest Business Credit, Inc. (8)

10.73(b)	-	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (10)

10.73(c)	-	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (14)

10.74(a)	-	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (9)

10.74(b)	-	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (10)

10.74(c)	-	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (14)

10.75	-	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (10)

10.76	-	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (10)

10.89	-	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (14)

10.90	-	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (14)

10.91	-	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (14)

10.92	-	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (14)

10.93	-	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (16)

10.94	-	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (16)

10.95	-	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc dated June 29, 1999 (16)

10.96	-	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc. dated June 29, 1999 (16)

10.97	-	Medicis Pharmaceutical Corporation Executive Retention Plan (16)

10.98		Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(16)

10.99	-	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(22)

Exhibit No.		Description

10.99(a)	-	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(22)

10.100	-	Supply Agreement between Q-Med AB and Medicis Pharmaceutical Corporation, Dated March 7, 2003(22)

10.101	-	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(22)

12	-	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21.1	-	Subsidiaries (filed herewith)

23.1	-	Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

24.1	-	Power of Attorney See signature page(s)

31.1	-	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (filed herewith)

31.2	-	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (filed herewith)

32.1	-	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K (filed herewith)

32.2	-	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K (filed herewith)

99.1	-	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (19)

99.2	-	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., Medicis Pharmaceutical Corporation, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (19)

99.3	-	Voting Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (19)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, as amended, File No. 0-18443, previously filed with the SEC

(3)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(4)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for its 1992 Annual Meeting of Shareholders, File No. 0-18443, previously filed with the SEC

(5)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(6)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(7)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(8)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(9)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(18)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(19)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(20)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(21)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(22)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(b)	During the quarter ended June 30, 2003, the Company filed the following reports on Form 8-K with the SEC:

(i)	Current Report on Form 8-K dated April 22, 2003, which announced the issuance of a press release summarizing the Company’s third quarter 2003 financial results.

(ii)	Current Report on Form 8-K dated June 26, 2003, which announced the issuance of a press release summarizing the Company’s revenue and earnings guidance for fiscal 2004.

(c)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

(d)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.