Form 10-Q
period 2003-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2003-11-14
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003

Class A Common Stock $.014 Par Value	27,045,299
Class B Common Stock $.014 Par Value	379,016

MEDICIS PHARMACEUTICAL CORPORATION

			Page

PART I.	FINANCIAL INFORMATION
	Item 1	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003	3
		Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2003 and 2002	5
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2003 and 2002	6
		Notes to the Condensed Consolidated Financial Statements	7
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 4	Controls and Procedures	21
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings	21
	Item 6	Exhibits and Reports on Form 8-K	22
SIGNATURES			23

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	June 30, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,318	$44,346
Restricted cash and short-term investments	53,923	53,837
Short-term investments	481,390	454,480
Accounts receivable, net	41,805	51,661
Inventories, net	20,785	14,005
Deferred tax assets, net	11,215	10,450
Other current assets	20,869	16,849

Total current assets	679,305	645,628

Property and equipment, net	3,903	3,094
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	249,727	245,989
Other intangible assets	13,659	13,099

	263,386	259,088
Less: accumulated amortization	43,365	40,254

Net intangible assets	220,021	218,834
Goodwill	59,413	59,435
Deferred tax assets, net	4,076	—
Deferred financing costs, net	8,887	9,991
Other non-current assets	—	8

	$975,605	$936,990

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	June 30, 2003

	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$24,587	$18,568
Short-term contract obligation	18,041	18,306
Income taxes payable	—	481
Other current liabilities	42,036	31,492

Total current liabilities	84,664	68,847

Long-term liabilities:
Contingent convertible senior notes	453,073	400,000
Deferred tax liability, net	—	7,022
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 50,000,000; issued and outstanding: 31,395,187 and 31,254,841 at September 30, 2003 and at June 30, 2003, respectively	440	438
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 379,016 and 379,016 at September 30, 2003 and at June 30, 2003, respectively	5	5
Additional paid-in capital	451,740	446,096
Accumulated other comprehensive income	1,905	2,400
Deferred compensation	(1,598)	(1,727)
Accumulated earnings	176,284	204,817
Less: Treasury stock, 4,340,734 shares at cost at September 30, 2003 and at June 30, 2003	(190,908)	(190,908)

Total stockholders’ equity	437,868	461,121

	$975,605	$936,990

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(in thousands, except per share data)

	Three Months Ended

	September 30, 2003	September 30, 2002

Net revenues	$63,295	$58,745
Operating costs and expenses:
Cost of product revenue	10,181	9,158
Selling, general and administrative	30,011	21,605
Research and development	3,539	7,876
Depreciation and amortization	3,426	2,006
Loss on early extinguishment of debt	58,660	—

Operating costs and expenses	105,817	40,645

Operating (loss) income	(42,522)	18,100
Interest income	2,596	3,310
Interest expense	(2,874)	(3,134)

(Loss) income before income tax benefit (expense)	(42,800)	18,276
Income tax benefit (expense)	15,636	(6,397)

Net (loss) income	$(27,164)	$11,879

Basic net (loss) income per common share	$(1.00)	$0.43

Diluted net (loss) income per common share	$(1.00)	$0.42

Cash dividend declared per common share	$0.05	$—

Shares used in computing basic net (loss) income per common share	27,298	27,483

Shares used in computing diluted net (loss) income per common share	27,298	28,336

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Three Months Ended

	September 30, 2003	September 30, 2002

Operating Activities:
Net (loss) income	$(27,164)	$11,879
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,998	2,737
Gain on sale of available-for-sale investments	(117)	(191)
Amortization of deferred compensation	129	129
Deferred income tax (benefit) expense	(11,864)	1,037
Provision for doubtful accounts and returns	—	750
Accretion of premium on investments	1,573	965
Loss on early extinguishment of debt	58,660	—
Changes in operating assets and liabilities:
Accounts receivable	9,856	4,543
Inventories	(6,780)	711
Other current assets	(4,020)	(1,863)
Accounts payable	6,019	7,318
Income taxes payable	(481)	5,059
Tax benefit of stock option exercises	1,349	870
Other current liabilities	2,593	747

Net cash provided by operating activities	33,751	34,691
Investing Activities:
Purchase of property and equipment	(1,123)	(178)
Payment of direct merger costs	(299)	(464)
Payments for purchase of product rights	(797)	(10,358)
Purchase of available-for-sale investments	(165,480)	(271,778)
Increase in restricted cash	(86)	—
Sale of available-for-sale investments	96,129	231,861
Maturity of available-for-sale investments	40,375	12,305
Change in other assets	8	8

Net cash used in investing activities	(31,273)	(38,604)
Financing Activities:
Payment of deferred financing costs	(557)	(81)
Payment of dividends	(1,362)	—
Purchase of treasury stock	—	(14,730)
Proceeds from the exercise of stock options	4,298	3,218

Net cash provided by (used in) financing activities	2,379	(11,593)
Effect of foreign currency exchange rate on cash and cash equivalents	115	(48)

Net increase (decrease) in cash and cash equivalents	4,972	(15,554)
Cash and cash equivalents at beginning of period	44,346	96,517

Cash and cash equivalents at end of period	$49,318	$80,963

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

     Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) is a leading specialty pharmaceutical company focusing primarily on developing and marketing drugs in the United States for the treatment of dermatological, pediatric and podiatric conditions and the marketing of dermal aesthetic products in Canada. The Company offers a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). In March 2003, Medicis expanded into the dermal aesthetic market through its acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE™ and RESTYLANE Fine Lines™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. The RESTYLANE®, PERLANE™ and RESTYLANE Fine Lines™ products are currently sold in numerous countries by Q-Med, but are not yet approved for use in the U.S. Medicis offers RESTYLANE®, PERLANE™ and RESTYLANE Fine Lines™ in Canada for treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips. In addition to the Company’s expansion into the dermal aesthetic market, Medicis expanded into the pediatric market in November 2001 through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions. Since the merger, the Ascent sales force has introduced three of the Company’s core dermatological brands to high prescribing pediatricians.

     The accompanying interim consolidated condensed financial statements of Medicis have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (“fiscal 2003”). The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Certain prior period amounts have been reclassified to conform with current period presentation.

2.     STOCK-BASED COMPENSATION

     At September 30, 2003, the Company had five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Other than restricted stock as discussed in Note 12, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation (amounts in thousands, except per share amounts):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002

Net (loss) income, as reported	$(27,164)	$11,879
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,352	4,175

Pro-forma net (loss) income	$(31,516)	$7,704

(Loss) earnings per share:
Basic – as reported	$(1.00)	$0.43
Basic – pro forma	$(1.15)	$0.28
Diluted – as reported	$(1.00)	$0.42
Diluted – pro forma	$(1.15)	$0.27

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

     On September 4, 2002, the Company purchased the Abbreviated New Drug Application (“ANDA”) for a pediatric prescription product from a third-party pharmaceutical company for $9.0 million. Under terms of the agreement, the Company may be required to make future contingent payments based on the achievement of certain milestones. The contingent payments, if the milestones are achieved, would be payable at the six-, 12-, and 18-month anniversaries of the closing of the agreement. During the quarter ended September 30, 2003, the second milestone was achieved and $3.5 million became payable to the third-party pharmaceutical company. The Company accounted for the initial payment and the subsequent contingent payments as an acquisition of an intangible asset and commenced amortizing the asset over 15 years beginning in the second quarter of fiscal 2003.

4.     AQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP

     On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE™ and RESTYLANE Fine Lines™. The RESTYLANE®, PERLANE™ and RESTYLANE Fine Lines™ products are currently being sold in numerous countries by Q-Med, but are not yet approved for use in the United States. The products are approved for use in Canada, and Medicis is currently selling these products in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, and will pay approximately $53.3 million upon U.S. Food and Drug Administration (“FDA”) approval of RESTYLANE®, approximately $19.4 million upon certain cumulative commercial milestones being achieved and approximately $29.1 million upon FDA approval of PERLANE™. As of September 30, 2003, the Company incurred approximately $3.9 million of costs related to the due diligence and execution of the transaction, consisting of approximately $3.7 million of professional services and approximately $0.2 million of other costs. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.

     In countries where they are currently marketed, RESTYLANE®, PERLANE™ and RESTYLANE Fine Lines™ are injectable, transparent, non-animal stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. These transparent, injectable products have varying gel particle sizes which provide physicians in countries where the products are approved with flexibility in treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips.

     In countries where the products are currently marketed, pre-packaged, glass syringes provide physicians with various options to treat nasolabial folds, glabellar lines, periorbital lines, perioral lines, vermillion borders, lips, chins, cheeks, smile lines, worry lines and oral commissures. In the U.S., the FDA regulates these products as medical devices. A pre-market approval application for RESTYLANE® was filed with the FDA in June 2002 and is currently under review. On September 10, 2003, the Company was informed by Q-Med of the FDA’s verbal notification that the FDA’s General and Plastic Surgery Devices Advisory Panel will review the pre-market approval application for RESTYLANE® at a meeting scheduled for November 21, 2003. We anticipate that requirements for filing applications for PERLANE™ and RESTYLANE Fine Lines™ will be discussed with the FDA following the approval of RESTYLANE®.

5.     MERGER OF ASCENT PEDIATRICS, INC.

     As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period ended November 15, 2006. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. As of September 30, 2003, the second-year threshold had been deemed to be probable, and approximately $10.3 million was recorded as additional goodwill and as a short-term contract obligation. A total of approximately $18.0 million is included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of September 30, 2003, representing the first two years’ contingent payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Note 16.

6.     SEGMENT AND PRODUCT INFORMATION

     The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-Dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-Dermatological field represents products for the treatment of Asthma and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include ESOTERICA®, LIDEX®, LOPROX®, LUSTRA®, OMNICEF®, RESTYLANE® and SYNALAR® . The Non-Dermatological product lines include BUPHENYL® and ORAPRED®.

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

     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

Acne and acne-related dermatological products	35%	37%
Non-acne dermatological products	46	55
Non-dermatological products	19	8

Total net revenues	100%	100%

7.     RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     In connection with the acquisition of dermal aesthetic enhancement products from Q-Med (see Note 4), the Company was required to establish an escrow account related to the $53.3 million the Company will pay to Q-Med upon FDA approval of the RESTYLANE® product. The Company initially funded the restricted cash account through transfers of existing short-term investments into the escrow account. The balance in the escrow account as of September 30, 2003 was approximately $53.9 million. Interest income earned on this account accrues to the benefit of the Company.

8.     INVENTORIES

     The Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain raw materials and components once received at the manufacturers’ facilities, and warehouses finished goods at third-party warehouse facilities until packaged for final distribution and sale. Inventories consist of salable products held at the Company’s third-party warehouses, as well as raw materials and components at the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     Inventories at September 30, 2003 and June 30, 2003, are as follows (amounts in thousands):

	September 30, 2003	June 30, 2003

Raw materials	$7,746	$5,976
Finished goods	13,737	8,727
Valuation reserve	(698)	(698)

Total inventories	$20,785	$14,005

9.     CONTINGENT CONVERTIBLE SENIOR NOTES

     On June 4, 2002 and June 10, 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Notes Due 2032 (the “Old Notes”) in private transactions. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. The Old Notes will mature on June 4, 2032.

     The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2007, 2012 and 2017, and upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.

     The Old Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•	during any quarter commencing after June 30, 2002, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter is more than 110% of the conversion price of the Old Notes on the last trading day of the previous quarter. The Old Notes are initially convertible at a conversion price of $58.10 per share, which is equal to a conversion rate of approximately 17.217 shares per $1,000 principal amount of Old Notes, subject to adjustment;

•	if the Company has called the Old Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Old Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on that day multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the Old Notes; or

•	upon the occurrence of specified corporate transactions.

     The Old Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants.

     The Company incurred $12.6 million of fees and other origination costs related to the issuance of the Old Notes. The Company is amortizing these costs over the five-year Put period, which runs through May 2007.

     On August 14, 2003, the Company exchanged approximately $230.8 million in principal amount of its Old Notes for approximately $283.9 million in principal amount of its 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”). Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose to not exchange will continue to be subject to the terms of the Old Notes.

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

     The Company may redeem some or all of the New Notes at any time on or after June 11, 2008, at a redemption price, payable in cash, of 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the New Notes may require the Company to repurchase all or a portion of their New Notes on June 4, 2008, 2013 and 2018, and upon a change in control, as defined in the indenture governing the New Notes, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.

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

     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes are $169.2 million and $283.9 million, respectively. Both the New Notes and Old Notes are reported in aggregate on the Company’s condensed consolidated balance sheets. During the fiscal first quarter ended September 30, 2003, the Company recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding Old Notes fees. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company is amortizing these costs over the five-year Put period, which runs through August 2008.

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

     At September 30, 2003, the Company has federal net operating loss carryforwards of approximately $73.4 million ($16.7 million net of Internal Revenue Code Section 382 limitations) that begin expiring in varying amounts in the years 2008 through 2021 if not previously utilized. All of the net operating loss carryforwards are attributable to the Company’s merger with Ascent.

     At September 30, 2003, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $1.3 million increase to equity with a corresponding $1.3 million reduction to taxes payable. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

11.     STOCK REPURCHASE PLAN

     During the three months ended September 30, 2003, Medicis did not purchase any of its shares of Class A common stock. During the three months ended September 30, 2002, Medicis purchased 391,700 shares of its Class A common stock in the open market at an average price of $37.61 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This program provided for the repurchase of up to $75 million of Class A common stock at such times as management determined. The Company repurchased a total of approximately $50.2 million toward the $75 million provided by this program. In May 2003, the Company’s Board of Directors approved a new program that provides for the repurchase of up to $75 million of Class A common stock at such times as management may determine. As of September 30, 2003, no shares of the Company’s Class A common stock had been repurchased under this new program.

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

13.     DIVIDENDS DECLARED ON COMMON STOCK

     On September 19, 2003, the Company’s Board of Directors declared a cash dividend on Medicis’ common stock. The quarter-end cash dividend of $0.05 per issued and outstanding share of the Company’s common stock was paid on October 31, 2003 to stockholders of record at the close of business on October 1, 2003. The $1.4 million dividend was recorded as a reduction of accumulated earnings, and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2003.

14.     COMPREHENSIVE INCOME

     Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive loss for the three months ended September 30, 2003 was $27.7 million. Total comprehensive income for the three months ended September 30, 2002 was $12.3 million.

15.     EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended
	September 30,

	2003	2002

Numerator:
Net (loss) income	$(27,164)	$11,879

Denominator for basic net (loss) income per common share	27,298	27,483
Effect of dilutive securities: stock options and restricted stock	—	853

Denominator for diluted net (loss) income per common share	27,298	28,336

Basic net (loss) income per common share	$(1.00)	$0.43

Diluted net (loss) income per common share	$(1.00)	$0.42

     Due to the Company’s net loss during the three months ended September 30, 2003, a calculation of diluted earnings per share is not required. For the three months ended September 30, 2003, potentially dilutive securities consisted of restricted stock and stock options convertible into approximately 1.4 million shares; and 2,911,583 and 3,662,410 shares of common stock, respectively, issuable upon conversion of the Old Notes and New Notes based upon those shares’ underlying common stock price of $58.10 and $77.52, respectively.

     The diluted net income per common share computation for the three months ended September 30, 2002 excludes 3,285,073 shares of stock that represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the period and were anti-dilutive. Diluted net income per share for the three months ended September 30, 2002 also excludes 6,884,681 shares of common stock issuable upon conversion of the Old Notes based upon those shares’ underlying common stock price of $58.10.

16.     CONTINGENCIES

     On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. A decision may not be issued for several months. A trial in the action has been rescheduled for early calendar 2004. The Company believes that the claims of the Triumph group are without merit and it is vigorously contesting and defending this suit.

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

     We derive a majority of our prescription volume from our core products. We believe that the prescription volume of our core products and the potential launch of RESTYLANE® in the United States will constitute the majority of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, including the timing of the FDA’s approval of RESTYLANE® for use in the United States, individually or collectively, could harm our business, financial condition and results of operations. Several of our core products are subject to generic competition currently or may be in the future. A competing product's pre-market approval application with the FDA is scheduled to be reviewed by an FDA Advisory Panel on November 21, 2003, the same date that our application for RESTYLANE® is scheduled to be reviewed. Each of our core products could be rendered obsolete or uneconomical by regulatory or competitive changes.

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

     We cannot control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below the actual prescription volumes of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel.

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

Results of Operations

     The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended
	September 30,

	2003**	2002*

Net revenue	100.0%	100.0%
Gross profit	83.9	84.4
Operating expenses	151.1	53.6
Operating (loss) income	(67.2)	30.8
Interest (expense) income, net	(0.4)	0.3
Income tax benefit (expense)	24.7	(10.9)

Net (loss) income	(42.9)%	20.2%

*	Included in operating expenses is a $5.4 million payment (9.2% of net revenues) to Dow Pharmaceutical, Inc. (“Dow”) for a research and development collaboration.

**	Included in operating expenses is $58.7 million (92.7% of net revenues) related to a loss on early extinguishment of debt.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Revenues

     Net revenues for the three months ended September 30, 2003 (the “first quarter of fiscal 2004”) increased 7.7%, or $4.6 million, to $63.3 million from $58.7 million for the three months ended September 30, 2002 (the “first quarter of fiscal 2003”). Our net revenues increased in the first quarter of fiscal 2004 primarily as a result of growth in sales of the DYNACIN®, TRIAZ® and ORAPRED® products. The non-dermatological product segment increased from 8.0% of total net revenues during the first quarter of fiscal 2003 to 19.2% during the first quarter of fiscal 2004, primarily due to the increase in ORAPRED® product sales. The increase in ORAPRED® product sales during the first quarter of fiscal 2004 was due to an increase in demand ahead of the product’s high season. The acne and acne-related dermatological product segment decreased as a percentage of total net revenues from 37.1% during the first quarter of fiscal 2003 to 34.5% during the first quarter of fiscal 2004 due to the growth in total net revenues. The non-acne dermatological product segment decreased as a percentage of total net revenues from 54.8% during the first quarter of fiscal 2003 to 46.2% during the first quarter of fiscal 2004 primarily because the net revenues in the first quarter of fiscal 2003 included sales of OVIDE®, which was licensed to Taro beginning in January 2003. No sales of OVIDE® were included in net revenues during the first quarter of fiscal 2004.

Gross Profit

     Gross profit during the first quarter of fiscal 2004 increased 7.1%, or $3.5 million, to $53.1 million from $49.6 million in the first quarter of fiscal 2003. As a percentage of net revenues, gross profit decreased to 83.9% in the first quarter of fiscal 2004 from 84.4% in the first quarter of fiscal 2003. This decrease was primarily due to the different mix of products sold during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Amortization of intangible assets related to products sold are not included in gross profit.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the first quarter of fiscal 2004 increased 38.9%, or $8.4 million, to $30.0 million from $21.6 million in the first quarter of fiscal 2003. This increase was primarily attributable to incremental costs associated with the establishment of a sales and marketing strategy for RESTYLANE®. While there can be no assurances when or if the FDA will approve RESTYLANE®, we are incurring costs associated with the hiring of a dedicated sales force, additional headquarters personnel, expenses associated with public relations, physician training and continual medical education, and other administrative expenses. A Pre-Market Approval application for RESTYLANE® was filed with the FDA in June 2002 and is currently under review. An Advisory Panel meeting to review this application has been scheduled by the FDA for November 21, 2003.

Research and Development Expenses

     Research and development expenses in the first quarter of fiscal 2004 decreased 55.1%, or $4.4 million, to $3.5 million from $7.9 million in the first quarter of fiscal 2003. This decrease was primarily due to a $5.4 million charge for the initial payment under a license and development agreement with Dow for a patented dermatologic product during the first quarter of fiscal 2003. Absent this charge, research and development expenses increased 42.9%, or $1.0 million, to $3.5 million in the first quarter of fiscal 2004 from $2.5 million in the first quarter of fiscal 2003. This increase is primarily attributable to increased milestone payments incurred during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses in the first quarter of fiscal 2004 increased $1.4 million, to $3.4 million from $2.0 million in the first quarter of fiscal 2003. This increase was primarily due to the amortization of expenses associated with the acquisition of the RESTYLANE® family of products, which began in March 2003.

Loss on Early Extinguishment of Debt

     On August 14, 2003, we exchanged $230.8 million in principal amount of our 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) for $283.9 million in principal amount of our 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”). As a result of the exchange, we recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding Old Notes fees (see Note 9 of Notes to the Condensed Consolidated Financial Statements).

Operating (Loss) Income

     Operating income during the first quarter of fiscal 2004 decreased $60.6 million, from operating income of $18.1 million in the first quarter of fiscal 2003, to an operating loss of $42.5 million. Operating income for the first quarter of fiscal 2003 included a charge to operations of $5.4 million related to a research and development collaboration with Dow. Operating loss for the first quarter of fiscal 2004 included a charge to operations of $58.7 million related to a loss on early extinguishment of debt. Absent these charges, operating income decreased 31.3%, or $7.4 million, to $16.1 million in the first quarter of fiscal 2004 from $23.5 million in the first quarter of fiscal 2003, primarily due to the incremental costs incurred related to the acquired RESTYLANE® family of products.

Interest Income

     Interest income in the first quarter of fiscal 2004 decreased 21.6%, or $0.7 million, to $2.6 million from $3.3 million in the first quarter of fiscal 2003, primarily due to a decrease in interest rate yields.

Interest Expense

     Interest expense in the first quarter of fiscal 2004 decreased 8.3%, or $0.3 million, to $2.9 million from $3.1 million in the first quarter of fiscal 2003. This decrease was due to the exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum, that occurred during August 2003.

Income Tax Benefit (Expense)

     During the first quarter of fiscal 2004 the Company recorded an income tax benefit of $15.6 million as compared to income tax expense of $6.4 million in the first quarter of fiscal 2003. The income tax benefit recorded during the first quarter of fiscal 2004 was a result of the pre-tax loss generated during the quarter. The pre-tax loss was primarily the result of a $58.7 million loss on early extinguishment of debt that was recognized during the quarter. The provision for income taxes recorded for the first quarter of fiscal 2004 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2004 to be approximately 35%.

Liquidity and Capital Resources

     Net cash provided by operating activities for the first quarter of fiscal 2004 decreased $0.9 million, to $33.8 million, from $34.7 million in the first quarter of fiscal 2003.

     Net cash used in investing activities for the first quarter of fiscal 2004 decreased $7.3 million, to $31.3 million, from $38.6 million in the first quarter of fiscal 2003. Net cash used in investing activities for the first quarter of fiscal 2003 included a $9.0 million purchase of an Abbreviated New Drug Application, or ANDA, for a pediatric prescription product from a third-party pharmaceutical company.

     Net cash provided by financing activities for the first quarter of fiscal 2004 was $2.4 million compared to cash used in financing activities of $11.6 million in the first quarter of fiscal 2003. The change is primarily attributable to the purchase of $14.7 million of treasury stock during the first quarter of fiscal 2003 while no cash was used to purchase treasury stock during the first quarter of 2004.

     We had cash, cash equivalents, restricted cash and short-term investments of $584.6 million and working capital of $594.6 million at September 30, 2003, as compared to $552.7 million and $576.8 million, respectively, at June 30, 2003. Restricted cash and short-term investments of $53.9 million as of September 30, 2003 relates to amounts in escrow related to our acquisition from Q-Med of U.S. and Canadian rights to the RESTYLANE® family of products.

     In May 1999, our board of directors authorized the repurchase of up to $75 million of our common stock. This program provided for the repurchase of Class A common stock at such times as management determined. We repurchased a total of approximately $50.2 million toward the $75 million authorized by this program. In May 2003, our board of directors approved a new program that authorizes the repurchase of up to $75 million of our common stock. As of September 30, 2003, we have not repurchased any shares of our common stock under this new program. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

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

     We will pay approximately $53.3 million upon U.S. Food and Drug Administration (“FDA”) approval of RESTYLANE®, approximately $19.4 million upon certain cumulative commercial milestones being achieved and approximately $29.1 million upon FDA approval of PERLANE®.

     On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose to not exchange will continue to be subject to the terms of the Old Notes.

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

     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes are $169.2 million and $283.9 million, respectively. During the fiscal first quarter ended September 30, 2003, we recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding Old Notes fees.

     Except for $169.2 million and $283.9 million of Contingent Convertible Senior Notes due in 2032 and 2033, respectively, we have no long-term liabilities and had only $84.7 million of current liabilities at September 30, 2003. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

     In accordance with various manufacturing agreements, we are required to provide manufacturers with pro forma estimated production requirements by product and in accordance with minimum production runs. From time to time, we may not take possession of all merchandise that has been produced by the manufacturer. However, we record our obligation to the manufacturer at the time that finished inventory is produced.

     Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale needs and to fund our share repurchase program.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance of SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under Statement 150. The FASB decided to defer the application of Statement 150 to these noncontrolling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

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

     In Item 1 of the 2003 Form 10-K, as well as in press releases, live webcasts and this Form 10-Q, we discuss in more detail various factors, which are included here by reference, that could cause actual results to vary from expectations. Investors should understand that it is not possible to predict or identify all such factors and should not consider such factors to be a complete statement of all potential risks and uncertainties that may affect our business.

Item 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

Part II. Other Information

Item 1. Legal Proceedings

     On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. A decision may not be issued for several months. A trial in the action has been scheduled for early calendar

2004.     The Company believes that the claims of the Triumph group are without merit and it is vigorously contesting and defending this suit.

     The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others.

     The Company believes that the ultimate outcome with respect to any of these matters, based on the information available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset, and in the aggregate should not have a material adverse effect on its business, financial condition or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation that any person may have to the Company or that any such indemnification will adequately cover any liability.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the quarter ended September 30, 2003, the Company filed the following reports on Form 8-K with the SEC:

(i)	Current Report on Form 8-K dated July 16, 2003, which announced the Company’s offer to exchange up to $492 million of its unissued 1.5% Contingent Convertible Senior Notes Due 2033 for $400 million of its outstanding 2.5% Contingent Convertible Senior Notes Due 2032.

(ii)	Current Report on Form 8-K dated August 13, 2003, which announced the expiration and results of the exchange offer for its new 1.5% Contingent Convertible Senior Notes Due 2033.

(iii)	Current Report on Form 8-K dated August 18, 2003, which announced the anticipated closing of the exchange offer for its new 1.5% Contingent Convertible Senior Notes Due 2033 and the impact of the exchange offer on its financial statements.

(iv)	Current Report on Form 8-K dated August 26, 2003, which announced the issuance of a press release summarizing the Company’s fourth quarter and year-end fiscal 2003 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

MEDICIS PHARMACEUTICAL CORPORATION

Date: November 14, 2003	By:	/s/ Jonah Shacknai

Jonah Shacknai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	By:	/s/ Mark A. Prygocki, Sr.

Mark A. Prygocki, Sr.
Executive Vice President
Chief Financial Officer, Corporate
Secretary and Treasurer
(Principal Financial and Accounting
Officer)

Exhibit Index

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002