Form 10-Q
period 2003-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2004-02-17
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2004

Class A Common Stock, $.014 par value Class B Common Stock, $.014 par value	54,858,366 758,032

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2003	June 30, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,580	$44,346
Restricted cash and short-term investments	—	53,837
Short-term investments	501,877	454,480
Accounts receivable, net	51,995	51,661
Inventories, net	22,573	14,005
Deferred tax assets, net	11,233	10,450
Other current assets	22,347	16,849

Total current assets	645,605	645,628

Property and equipment, net	4,923	3,094
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	303,075	245,989
Other intangible assets	14,335	13,099

	317,410	259,088
Less: accumulated amortization	46,712	40,254

Net intangible assets	270,698	218,834
Goodwill	59,472	59,435
Deferred tax assets, net	99	—
Deferred financing costs, net	8,364	9,991
Other non-current assets	—	8

	$989,161	$936,990

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2003	June 30, 2003

	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$20,346	$18,568
Short-term contract obligation	18,014	18,306
Income taxes payable	—	481
Other current liabilities	32,976	31,492

Total current liabilities	71,336	68,847

Long-term liabilities:
Contingent convertible senior notes	453,073	400,000
Deferred tax liability, net	—	7,022
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 63,489,202 and 62,509,682 at December 31, 2003 and at June 30, 2003, respectively	888	876
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 758,032 at December 31, 2003 and at June 30, 2003	10	10
Additional paid-in capital	466,527	445,653
Accumulated other comprehensive income	1,179	2,400
Deferred compensation	(1,469)	(1,727)
Accumulated earnings	188,525	204,817
Less: Treasury stock, 8,681,468 shares at cost at December 31, 2003 and at June 30, 2003	(190,908)	(190,908)

Total stockholders’ equity	464,752	461,121

	$989,161	$936,990

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues	$70,633	$59,514	$133,929	$118,259
Operating costs and expenses:
Cost of product revenue	11,237	9,307	21,418	18,465
Selling, general and administrative	29,102	22,325	59,114	43,931
Research and development	5,753	2,288	9,292	10,163
Depreciation and amortization	3,740	2,168	7,166	4,174
Loss on early extinguishment of debt	—	—	58,660	—

Operating costs and expenses	49,832	36,088	155,650	76,733

Operating income (loss)	20,801	23,426	(21,721)	41,526
Interest income	2,809	3,285	5,405	6,595
Interest expense	(2,645)	(3,171)	(5,519)	(6,304)

Income (loss) before income taxes	20,965	23,540	(21,835)	41,817
Income tax (expense) benefit	(7,338)	(8,239)	8,298	(14,636)

Net income (loss)	$13,627	$15,301	$(13,537)	$27,181

Basic net income (loss) per common share	$0.25	$0.28	$(0.25)	$0.50

Diluted net income (loss) per common share	$0.23	$0.27	$(0.25)	$0.48

Cash dividend declared per common share	$0.025	$—	$0.05	$—

Shares used in computing basic net income (loss) per common share	54,965	54,025	54,780	54,495

Shares used in computing diluted net income (loss) per common share	63,987	55,892	54,780	56,270

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Six Months Ended

	December 31, 2003	December 31, 2002

Operating Activities:
Net (loss) income	$(13,537)	$27,181
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,262	5,541
Gain on sale of available-for-sale investments	(297)	(312)
Amortization of deferred compensation	258	123
Deferred income tax (benefit) expense	(7,905)	3,015
Provision for doubtful accounts and returns	—	1,740
Accretion of premium on investments	3,328	1,238
Loss on early extinguishment of debt	58,660	—
Changes in operating assets and liabilities:
Accounts receivable	(334)	(4,051)
Inventories	(8,568)	(360)
Other current assets	(5,498)	(709)
Accounts payable	1,778	1,383
Income taxes payable	(481)	4,217
Tax benefit of stock option exercises	4,787	2,057
Other current liabilities	(472)	723

Net cash provided by operating activities	39,981	41,786
Investing Activities:
Purchase of property and equipment	(2,536)	(335)
Payment of direct merger costs	(403)	(863)
Payments for purchase of product rights	(58,321)	(10,474)
Purchase of available-for-sale investments	(342,311)	(495,940)
Sale of available-for-sale investments	227,604	361,728
Maturity of available-for-sale investments	62,775	61,656
Decrease in restricted cash	53,837	—
Change in other assets	8	17

Net cash used in investing activities	(59,347)	(84,211)
Financing Activities:
Payment of deferred financing costs	(3,051)	(133)
Payment of dividends	(2,731)	—
Purchase of treasury stock	—	(35,961)
Proceeds from the exercise of stock options	16,100	7,233

Net cash provided by (used in) financing activities	10,318	(28,861)
Effect of foreign currency exchange rate on cash and cash equivalents	282	(49)

Net decrease in cash and cash equivalents	(8,766)	(71,335)
Cash and cash equivalents at beginning of period	44,346	96,517

Cash and cash equivalents at end of period	$35,580	$25,182

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

          Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) are a leading specialty pharmaceutical company focusing primarily on developing and marketing products in the United States for the treatment of dermatological, aesthetic, pediatric and podiatric conditions in the United States and Canada. The Company offers a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). In March 2003, Medicis expanded into the dermal aesthetic market through its acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative products known as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. The RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ products, which are used for treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips, are currently sold in numerous countries by Q-Med and are offered in Canada by Medicis. RESTYLANE® was approved for use in the U.S. by the Food and Drug Administration (the “FDA”) on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. PERLANE™ and RESTYLANE FINE LINES™ are not yet approved for use in the U.S. In addition to the Company’s expansion into the dermal aesthetic market, Medicis had previously expanded into the pediatric market in November 2001 through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions. Since the merger, the Ascent sales force has introduced three of the Company’s core dermatological brands to high prescribing pediatricians.

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

          On January 2, 2004, the Company announced a 2 for 1 stock split in the form of a stock dividend payable on January 23, 2004, to stockholders of record at the close of business on January 12, 2004. All share and per share data have been restated to reflect the stock split effected in the form of a stock dividend.

2.      STOCK-BASED COMPENSATION

          As of December 31, 2003, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Other than restricted stock as discussed in Note 12, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation (amounts in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2003	2002	2003	2002

Net income (loss), as reported	$13,627	$15,301	$(13,537)	$27,181
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,748	3,988	9,100	8,163

Pro-forma net income (loss)	$8,879	$11,313	$(22,637)	$19,018

Earnings per share:
Basic – as reported	$0.25	$0.28	$(0.25)	$0.50
Basic – pro forma	$0.16	$0.21	$(0.41)	$0.35
Diluted – as reported	$0.23	$0.27	$(0.25)	$0.48
Diluted – pro forma	$0.15	$0.20	$(0.41)	$0.34

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

          On December 22, 2003, the Company announced that Corixa Corporation (“Corixa”) and Medicis have agreed to terminate further development of Corixa’s immunotherapeutic product, PVAC™ treatment. Medicis and Corixa concluded that data from the recently completed clinical trial of PVAC™ treatment in mild to moderate psoriasis patients did not support further development of the product. Medicis has no further financial obligation to Corixa.

          On September 26, 2002, Medicis entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, Medicis made an initial payment of $5.4 million to Dow and in accordance with the agreement between the parties, is required to make potential additional payments upon the certification that certain development milestones have occurred. The initial $5.4 million was recorded as a charge to research and development expense during the quarter ended September 30, 2002. During the quarter ended December 31, 2003, a development milestone was achieved and $2.4 million was paid to Dow and was recorded as a charge to research and development expense.

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

4.      ACQUISITION OF RESTYLANE® FAMILY OF PRODUCTS FROM THE Q-MED GROUP

          On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™. The RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ products are currently being sold in over 60 countries by Q-Med, and Medicis is currently selling these products in Canada. RESTYLANE® was approved for use in the U.S. by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. PERLANE™ and RESTYLANE FINE LINES™ are not yet approved for use in the U.S. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, and will pay approximately $19.4 million upon certain cumulative commercial milestones being achieved and approximately $29.1 million upon FDA approval of PERLANE™. As of December 31, 2003, the Company has incurred approximately $4.0 million of costs related to the due diligence and execution of the transaction, consisting of approximately $3.8 million of professional services and approximately $0.2 million of other costs. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.

          RESTYLANE®, PERLANE™, and RESTYLANE FINE LINES™ are injectable, transparent, non-animal stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. These transparent, injectable products have varying gel particle sizes which provide physicians in countries where the products are approved with flexibility in treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips.

5.      MERGER OF ASCENT PEDIATRICS, INC.

          As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period ending November 15, 2006. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. During the quarter ended December 31, 2003, the second twelve-month period ended. Approximately $10.3 million was recorded as additional goodwill and as a short-term contract obligation related to this completed period. A total of approximately $18.0 million is included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of December 31, 2003, representing the first two years’ contingent payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Note 17.

6.      SEGMENT AND PRODUCT INFORMATION

          The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-Dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-Dermatological field represents products for the treatment of Asthma and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include ESOTERICA®, LIDEX®, LOPROX®, LUSTRA®, OMNICEF®, RESTYLANE® and SYNALAR®. The Non-Dermatological product lines include BUPHENYL® and ORAPRED®.

          The Company’s pharmaceutical products, with the exception of BUPHENYL®, are promoted to dermatologists, podiatrists, pediatricians, or plastic surgeons. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians, plastic surgeons and OB/GYNs, as well as hospitals, governmental agencies and others. All products, with the exception of BUPHENYL®, are sold primarily to wholesalers and retail chain drug stores. BUPHENYL® is primarily sold directly to hospitals and pharmacies.

          The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2003	2002	2003	2002

Acne and acne-related dermatological products	36%	33%	35%	35%
Non-acne dermatological products	45	36	46	45
Non-dermatological products	19	31	19	20

Total net revenues	100%	100%	100%	100%

7.      RESTRICTED CASH AND SHORT-TERM INVESTMENTS

          In connection with the acquisition of dermal restorative products from Q-Med (see Note 4), the Company was required to establish an escrow account related to the $53.3 million the Company would pay to Q-Med upon FDA approval of the RESTYLANE® product. The Company initially funded the restricted cash account through transfers of existing short-term investments into the escrow account. In December 2003, the restriction on the account was released as the FDA approved the RESTYLANE® product for use in the United States. The account was liquidated and $53.3 million was paid to Q-Med. The Company did not have any restricted cash or short-term investments as of December 31, 2003.

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

          Inventories at December 31, 2003 and June 30, 2003, are as follows (amounts in thousands):

	December 31, 2003	June 30, 2003

Raw materials	$8,526	$5,976
Finished goods	14,745	8,727
Valuation reserve	(698)	(698)

Total inventories	$22,573	$14,005

9.      CONTINGENT CONVERTIBLE SENIOR NOTES

          On June 4, 2002 and June 10, 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also will pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. The Old Notes will mature on June 4, 2032.

          The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2007, 2012 and 2017; and upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.

          The Old Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•	during any quarter commencing after June 30, 2002, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter is more than 110% of the conversion price of the Old Notes, or $31.96, on the last trading day of the previous quarter. The Old Notes are initially convertible at a conversion price of $29.05 per share, which is equal to a conversion rate of approximately 34.4234 shares per $1,000 principal amount of Old Notes, subject to adjustment;

•	if the Company has called the Old Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Old Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on that day multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the Old Notes; or

•	upon the occurrence of specified corporate transactions.

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

          On August 14, 2003, the Company exchanged approximately $230.8 million in principal amount of its Old Notes for approximately $283.9 million in principal amount of its 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”). Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose to not exchange continue to be subject to the terms of the Old Notes.

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

          The New Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•	during any quarter commencing after September 30, 2003, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the New Notes, or $46.51, on the last trading day of the previous quarter. The Notes are initially convertible at a conversion price of $38.76 per share, which is equal to a conversion rate of approximately 25.7998 shares per $1,000 principal amount of New Notes, subject to adjustment;

•	if the Company has called the New Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the New Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on that day multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the New Notes; or

•	upon the occurrence of specified corporate transactions.

          The New Notes, which are unsecured, do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants. The New Notes require an adjustment to the conversion price if cash dividends of more than $0.025 per quarter (after giving effect to the stock split described in Note 16) are paid by the Company on its outstanding common stock.

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

          During the three months ended December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the Holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarter ending December 31, 2003. The Holders of Old Notes have this conversion right only until March 31, 2004. At such time and at the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. As of February 13, 2004, no Old Notes had been converted.

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

          At December 31, 2003, the Company had federal net operating loss carry forwards of approximately $73.4 million ($16.7 million net of Internal Revenue Code Section 382 limitations) that begin expiring in varying amounts in the years 2008 through 2021 if not previously utilized. All of the net operating loss carry forwards are attributable to the Company’s merger with Ascent.

          The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $3.4 million and $4.8 million increase to equity with a corresponding $3.4 million and $4.8 million reduction to income taxes payable for the three and six months ended December 31, 2003, respectively. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

11.      STOCK REPURCHASE PLAN

          During the three and six months ended December 31, 2003, Medicis did not purchase any of its shares of Class A common stock. During the six months ended December 31, 2002, Medicis purchased 1,856,600 shares of its Class A common stock in the open market at an average price of $19.37 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This program provided for the repurchase of up to $75 million of Class A common stock at such times as management determined. The Company repurchased a total of approximately $50.2 million toward the $75 million provided by this program. In May 2003, the Company’s Board of Directors replaced the old repurchase program and approved a new program that provides for the repurchase of up to $75 million of Class A common stock at such times as management may determine. As of December 31, 2003, no shares of the Company’s Class A common stock had been repurchased under this new program.

12.      DEFERRED COMPENSATION

          In July 2001, Medicis granted 110,000 restricted shares of Class A common stock to certain employees. The Company recorded deferred compensation of $2,577,850, representing the market price of the shares at the date of grant. The amount of deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the employees receiving the grants. The shares begin vesting two years after the grant date, and become fully vested five years after the grant date. In November 2002, 20,000 shares were reacquired by the Company due to an employee departure, and the Company reversed approximately $111,000 of previously amortized compensation expense due to the reacquisition. That employee returned to the Company in March 2003, and Medicis granted that employee 20,000 new restricted shares of Class A common stock. The Company recorded deferred compensation of $466,000, representing the market price of the shares at the date of grant.

          The Company expects to record compensation expense related to deferred compensation of approximately $129,000 per quarter through September 30, 2006, and approximately $23,000 per quarter thereafter through March 31, 2008. Expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

13.      DIVIDENDS DECLARED ON COMMON STOCK

          On December 16, 2003, the Company’s Board of Directors declared a cash dividend on Medicis common stock. The quarter-end cash dividend of $0.05 (before effecting the 2 for 1 stock split discussed in Note 16) per issued and outstanding share of the Company’s common stock was paid on January 31, 2004 to stockholders of record at the close of business on January 1, 2004. The $1.4 million dividend was recorded as a reduction of accumulated earnings, and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of December 3, 2003.

14.      COMPREHENSIVE INCOME

          Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income (loss) for the three months and six months ended December 31, 2003, was $12.9 million and $(14.8) million, respectively. Total comprehensive income for the three months and six months ended December 31, 2002, was $16.0 million and $28.3 million, respectively.

15.      EARNINGS PER COMMON SHARE

          The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

BASIC
Net income (loss)	$13,627	$15,301	$(13,537)	$27,181
Weighted average number of common shares outstanding	54,965	54,025	54,780	54,495

Basic net income (loss) per common share	$0.25	$0.28	$(0.25)	$0.50

DILUTED
Net income (loss)	$13,627	$15,301	$(13,537)	$27,181
Tax-effected interest expense and issue costs related to Old Notes	836	—	—	—

Net income (loss) assuming dilution	$14,463	$15,301	$(13,537)	$27,181
Weighted average number of common shares	54,965	54,025	54,780	54,495
Effect of dilutive securities:
Old Notes	5,823	—	—	—
Stock options and restricted stock	3,199	1,867	—	1,775

Weighted average number of common shares assuming dilution	63,987	55,892	54,780	56,270

Diluted net income (loss) per common share	$0.23	$0.27	$(0.25)	$0.48

          Diluted net income per common share for the three months ended December 31, 2003 is calculated using the “if-converted” method due to the outstanding Old Notes meeting the criteria for conversion during the three months ended December 31, 2003. To calculate diluted net income per common share, net income is adjusted for tax-effected net interest and issue costs on the Old Notes, divided by the weighted average number of common shares assuming dilution. Due to the Company’s net loss during the six months ended December 31, 2003, a calculation of diluted income (loss) per share is not required as such calculation would be anti-dilutive. Diluted net income per common share for the three and six months ended December 31, 2002 does not reflect the “if-converted” method as the criteria for conversion had not been met.

          The diluted net income per common share computation for the three months ended December 31, 2003 excludes 46,809 shares of stock that represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the period and were anti-dilutive. Diluted net income per common share for the three months ended December 31, 2003 also excludes approximately 7.3 million shares of common stock issuable upon conversion of the New Notes based upon those shares’ underlying common stock conversion price of $38.76.

          For the six months ended December 31, 2003, potentially dilutive securities consisted of restricted stock and stock options convertible into approximately 3.0 million shares; and approximately 5.8 million and 7.3 million shares of common stock, respectively, issuable upon conversion of the Old Notes and New Notes based upon those shares’ underlying common stock conversion price of $29.05 and $38.76, respectively.

          The diluted net income per common share computation for the three and six months ended December 31, 2002 excluded approximately 6.2 million and 6.4 million shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective periods and were anti-dilutive. The diluted net income per share for the three and six months ended December 31, 2002 also excluded approximately 13.8 million shares of common stock issuable upon conversion of the Old Notes based upon those shares’ underlying common stock conversion price of $29.05.

16.      SUBSEQUENT EVENT

          On January 2, 2004, the Company announced that its Board of Directors had approved a 2 for 1 stock split in the form of a stock dividend payable on January 23, 2004, to stockholders of record at the close of business on January 12, 2004. Holders of the Company’s common stock received one additional share for every one share held. All share and per share data have been restated to reflect the stock split effected in the form of a stock dividend.

17.      CONTINGENCIES

          On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. No decision regarding the cross-motions has been received to date and a decision may not be issued for several months. A trial in the action has been rescheduled for June 2004. The Company believes that the claims of the Triumph group are without merit and it is vigorously contesting and defending this suit.

          The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others.

          The Company believes that the ultimate outcome with respect to any of these matters, based on the information available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and in the aggregate should not have a material adverse effect on its business, financial condition or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation that any person may have to the Company or that any such indemnification will adequately cover any liability.

18.      RECENTLY ISSUED ACCOUNTING STANDARDS

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”), resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company currently has no contractual relationship or other business relationship with a variable interest entity, and therefore the adoption of FIN No. 46 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

          In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement, and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          We are a leading specialty pharmaceutical company focusing primarily on developing and marketing products in the United States for the treatment of dermatological, aesthetic, pediatric and podiatric conditions in the United States and Canada. We believe that annual U.S. pharmaceutical sales in the dermatological, pediatric and podiatric markets exceed $10 billion. We offer a broad range of products addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).

          We derive a majority of our prescription volume from our core prescription products. We believe that the prescription volume of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the United States on January 6, 2004, will constitute the majority of our sales for the foreseeable future.

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

          We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. These data are extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production; underestimates may result in inadequate supply of our products in channels of distribution.

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

          We cannot control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel.

Results of Operations

          The following table sets forth certain data, as a percentage of net revenues, for the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003***	2002	2003**	2002*

Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	84.1	84.4	84.0	84.4
Operating expenses	(54.6)	(45.0)	(100.2)	(49.3)
Operating income (loss)	29.5	39.4	(16.2)	35.1
Interest income (expense), net	0.2	0.2	(0.1)	0.2
Income tax (expense) benefit	(10.4)	(13.9)	6.2	(12.3)

Net income (loss)	19.3%	25.7%	(10.1)%	23.0%

* Included in operating expenses is a $5.4 million payment (or 4.6% of net revenues) to Dow Pharmaceutical, Inc. (“Dow”) for a research and development collaboration.

** Included in operating expenses is $58.7 million (43.8% of net revenues) related to a loss on early extinguishment of debt and a $2.4 million payment (1.8% of net revenues) to Dow for a research and development collaboration.

*** Included in operating expenses is a $2.4 million payment (3.4% of net revenues) to Dow for a research and development collaboration.

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Net Revenues

          Net revenues for the three months ended December 31, 2003 (the “second quarter of fiscal 2004”) increased 18.7%, or $11.1 million, to $70.6 million from $59.5 million for the three months ended December 31, 2002 (the “second quarter of fiscal 2003”). Our net revenues increased in the second quarter of fiscal 2004 primarily as a result of growth in sales of the DYNACIN®, LOPROX® and TRIAZ® products. The acne and acne-related dermatological segment increased as a percentage of net revenues from 32.8% of net revenues during the second quarter of fiscal 2003 to 36.3% during the second quarter of fiscal 2004 primarily due to the introduction of DYNACIN® in tablet form in May 2003 and the introduction of TRIAZ® in pad form in July 2003. The non-acne dermatological product segment increased as a percentage of net revenues from 36.2% of net revenues during the second quarter of fiscal 2003 to 45.2% during the second quarter of fiscal 2004 primarily due to the introduction of LOPROX® Shampoo in March 2003 and increased demand for the LOPROX® family of products. The non-dermatological product segment decreased as a percentage of net revenues from 31.0% of net revenues during the second quarter of fiscal 2003 to 18.4% during the second quarter of fiscal 2004. This decrease was primarily due to the timing of customer purchases of ORAPRED®. Customers made purchases ahead of ORAPRED®’s high season, which is during the winter months, earlier during fiscal 2004 than in fiscal 2003. As a result, sales of ORAPRED® were higher during the first quarter of fiscal 2004 than the first quarter of fiscal 2003, but were lower during the second quarter of fiscal 2004 than the second quarter of 2003. As RESTYLANE® was not sold in the United States commercially until January 6, 2004, net revenues for the second quarter of fiscal 2004 do not include any sales of RESTYLANE® in the U.S.

Gross Profit

          Gross profit during the second quarter of fiscal 2004 increased 18.3%, or $9.2 million, to $59.4 million from $50.2 million in the second quarter of fiscal 2003. As a percentage of net revenues, gross profit decreased to 84.1% in the second quarter of fiscal 2004 from 84.4% in the second quarter of fiscal 2003. The decrease was primarily due to the different mix of products sold during the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Amortization of intangible assets related to products sold is not included in gross profit.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses in the second quarter of fiscal 2004 increased 30.4%, or $6.8 million, to $29.1 million from $22.3 million in the second quarter of fiscal 2003. As a percentage of net revenues, selling, general and administrative expenses increased to 41.2% of net revenues in the second quarter of fiscal 2004 from 37.5% of net revenues in the second quarter of fiscal 2003. This increase was primarily attributable to incremental costs associated with the establishment of a sales and marketing strategy for RESTYLANE®. We have incurred incremental costs associated with the hiring of a dedicated aesthetics sales force, additional headquarters personnel to support sales force efforts, including product management, customer service and training personnel, expenses associated with public relations, physician training and continuing medical education, and other administrative expenses. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004.

Research and Development Expenses

          Research and development expenses in the second quarter of fiscal 2004 increased $3.5 million, to $5.8 million from $2.3 million in the second quarter of fiscal 2003. This increase was primarily due to a $2.4 million charge for a milestone payment under a license and development agreement with Dow for a patented dermatologic product. Absent this charge, research and development expense increased 47.3%, or $1.1 million, to $3.4 million in the second quarter of fiscal 2004 from $2.3 million in the second quarter of fiscal 2003. This increase is due to the timing of various research and development projects and related milestones being achieved. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses in the second quarter of fiscal 2004 increased $1.5 million, to $3.7 million from $2.2 million in the second quarter of fiscal 2003. This increase was primarily due to the amortization of expenses associated with the acquisition of the RESTYLANE® family of products, which began in March 2003.

Operating Income

          Operating income during the second quarter of fiscal 2004 decreased 11.2%, or $2.6 million, to $20.8 million, from $23.4 million in the second quarter of fiscal 2003. Operating income during the second quarter of fiscal 2004 included a milestone payment of $2.4 million related to a research and development collaboration with Dow. Absent this payment, operating income decreased $0.2 million from $23.4 million in the second quarter of fiscal 2003 to $23.2 million in the second quarter of fiscal 2004. The increase in gross profit was offset by increases in selling, general and administrative expenses, research and development expenses and depreciation and amortization expenses.

Interest Income

          Interest income in the second quarter of fiscal 2004 decreased 14.5%, or $0.5 million, to $2.8 million from $3.3 million in the second quarter of fiscal 2003, primarily due to a decrease in interest rate yields.

Interest Expense

          Interest expense in the second quarter of fiscal 2004 decreased $0.6 million, to $2.6 million from $3.2 million in the second quarter of fiscal 2003. This decrease was due to the exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum, that occurred during August 2003.

Income Tax Expense

          Income tax expense during the second quarter of fiscal 2004 decreased 10.9%, or $0.9 million, to $7.3 million, from $8.2 million in the second quarter of fiscal 2003. The provision for income taxes recorded for the second quarter of fiscal 2004 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2004 to be approximately 35%.

Six Months Ended December 31, 2003 Compared to the Six Months Ended December 31, 2002

Net Revenues

          Net revenues for the six months ended December 31, 2003 (the “2004 six months”) increased 13.3%, or $15.6 million, to $133.9 million from $118.3 million for the six months ended December 31, 2002 (the “2003 six months”). Our net revenues increased in the 2004 six months primarily as a result of growth in sales of the DYNACIN®, LOPROX® and TRIAZ® products, partially offset by a decrease in sales of PLEXION® and LUSTRA® products. The acne and acne-related dermatological segment increased as a percentage of net revenues from 35.0% of net revenues during the 2003 six months to 35.5% during the 2004 six months primarily due to the introduction of DYNACIN® in tablet form in May 2003 and the introduction of TRIAZ® in pad form in July 2003, partially offset by the decrease in sales of PLEXION® products due to increased competition in the marketplace. The non-acne dermatological product segment increased as a percentage of net revenues from 45.5% of net revenues during the 2003 six months to 45.7% during the 2004 six months primarily due to the introduction of LOPROX® Shampoo in March 2003 and increased demand for the LOPROX® family of products, partially offset by the decrease in sales of LUSTRA® products due to increased competition in the marketplace. The non-dermatological product segment decreased as a percentage of net revenues from 19.6% of net revenues during the 2003 six months to 18.8% during the 2004 six months, primarily due to the relative increases in the other two product segments.

Gross Profit

          Gross profit during the 2004 six months increased 12.7%, or $12.7 million, to $112.5 million from $99.8 million in the 2003 six months. As a percentage of net revenues, gross profit decreased to 84.0% in the 2004 six months from 84.4% in the 2003 six months. The decrease was primarily due to the different mix of products sold during the 2004 six months as compared to the 2003 six months. Amortization of intangible assets related to products sold is not included in gross profit.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses in the 2004 six months increased 34.6%, or $15.2 million, to $59.1 million from $43.9 million in the 2003 six months. As a percentage of net revenues, selling, general, and administrative expenses increased from 37.1% of net revenues during the 2003 six months to 44.1% of net revenues during the 2004 six months. This increase was primarily attributable to incremental costs associated with the establishment of a sales and marketing strategy for RESTYLANE®. We have incurred incremental costs associated with the hiring of a dedicated aesthetics sales force, additional headquarters personnel to support sales force efforts, including product management, customer service and training personnel, expenses associated with public relations, physician training and continuing medical education, and other administrative expenses. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004.

Research and Development Expenses

          Research and development expenses in the 2004 six months decreased $0.9 million, to $9.3 million from $10.2 million in the 2003 six months. Included in research and development expenses for the 2004 six months and the 2003 six months were milestone payments of $2.4 million and $5.4 million, respectively, under a license and development agreement with Dow for a patented dermatological product. Absent these charges, research and development expenses increased 44.2%, or $2.1 million, to $6.9 million during the 2004 six months from $4.8 million during the 2003 six months. This increase is due to the timing of various research and development projects and related milestones being achieved. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses in the 2004 six months increased $3.0 million, to $7.2 million from $4.2 million in the 2003 six months. This increase was primarily due to the amortization of expenses associated with the acquisition of the RESTYLANE® family of products, which began in March 2003.

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

Operating (Loss) Income

          Operating (loss) income during the 2004 six months decreased $63.2 million, from operating income of $41.5 million in the 2003 six months, to an operating loss of $21.7 million in the 2004 six months. Operating loss during the 2004 six months included a charge to operations of $2.4 million related to a research and development collaboration with Dow and a charge to operations of $58.7 million related to a loss on early extinguishment of debt. Operating income during the 2003 six months included a charge to operations of $5.4 million related to a research and development collaboration with Dow. Absent these charges, operating income decreased 16.1%, or $7.5 million, from $46.9 million during the 2003 six months, to $39.4 million during the 2004 six months, primarily due to the incremental costs incurred related to the acquired RESTYLANE® family of products.

Interest Income

          Interest income in the 2004 six months decreased 18.0%, or $1.2 million, to $5.4 million from $6.6 million in the 2003 six months, primarily due to a decrease in interest rate yields.

Interest Expense

          Interest expense in the 2004 six months decreased $0.8 million, to $5.5 million from $6.3 million in the 2003 six months. This decrease was due to the exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum, that occurred during August 2003.

Income Tax Benefit (Expense)

          During the 2004 six months the Company recorded an income tax benefit of $8.3 million as compared to income tax expense of $14.6 million in the 2003 six months. The income tax benefit recorded during the 2004 six months was a result of the pre-tax loss generated during the 2004 six months. The pre-tax loss was primarily the result of a $58.7 million loss on early extinguishment of debt that was recognized during the first quarter of fiscal 2004. The provision for income taxes recorded for the 2004 six months reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2004 to be approximately 35%.

Liquidity and Capital Resources

          Net cash provided by operating activities for the 2004 six months decreased 4.3%, or $1.8 million, to $40.0 million, from $41.8 million in the 2003 six months.

          Net cash used in investing activities for the 2004 six months decreased $24.9 million, to $59.3 million, from $84.2 million in the 2003 six months. Net cash used in investing activities for the 2004 six months included $58.3 million in payments for the purchase of product rights, including a $53.3 million payment to Q-Med upon the FDA’s approval of RESTYLANE®.

          Net cash provided by financing activities for the 2004 six months was $10.3 million as compared to net cash used in financing activities of $28.9 million during the 2003 six months. The change is primarily attributable to the purchase of $36.0 million of treasury stock during the 2003 six months while no cash was used to purchase treasury stock during the 2004 six months.

          We had cash, cash equivalents, restricted cash and short-term investments of $537.5 million and working capital of $574.3 million at December 31, 2003, as compared to $552.7 million and $576.8 million, respectively, at June 30, 2003. As of December 31, 2003, we did not have any restricted cash and short-term investments as the escrow account related to our acquisition of product rights from Q-Med was liquidated and paid to Q-Med upon the FDA’s approval of RESTYLANE®.

          On December 12, 2003, the FDA approved RESTYLANE® for use in the United States, and a payment of $53.3 million was made to Q-Med upon the occurrence of this milestone. We will pay to Q-Med approximately $19.4 million upon certain cumulative commercial milestones being achieved and approximately $29.1 million upon FDA approval of PERLANETM.

          On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report. Holders of Old Notes that chose to not exchange will continue to be subject to the terms of the Old Notes.

          The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. The New Notes require an adjustment to the conversion price if cash dividends of more than $0.025 per quarter (after giving effect to the 2 for 1 stock split announced by the Company in January 2004) are paid by the Company on its outstanding common stock.

          As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes are $169.2 million and $283.9 million, respectively. During the fiscal first quarter ended September 30, 2003, we recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding Old Notes fees.

          Except for the Old Notes and the New Notes, we have no long-term liabilities and had only $71.3 million of current liabilities at December 31, 2003. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

          In May 1999, our Board of Directors authorized the repurchase of up to $75 million of our common stock. This program provided for the repurchase of Class A common stock at such times as management determined. We repurchased a total of approximately $50.2 million toward the $75 million authorized by this program. In May 2003, our Board of Directors approved a new program that authorizes the repurchase of up to $75 million of our common stock. As of December 31, 2003, we had not repurchased any shares of our common stock under this new program. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

          During the 2004 six months we paid cash dividends aggregating $2.7 million on our common stock. On December 16, 2003, we declared a cash dividend of $0.05 (pre-split) per issued and outstanding share of common stock payable on January 31, 2004 to our stockholders of record at the close of business on January 1, 2004. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”), resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company currently has no contractual relationship or other business relationship with a variable interest entity, and therefore the adoption of FIN No. 46 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

          In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts; and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have an effect on its consolidated balance sheets, statements of operation, or cash flows.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement, and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

          Our disclosures and analyses in this Report include forward-looking information about our financial results and estimates, business prospects and products in research. Forward-looking information involves substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved

•	changes in our product mix

•	manufacturing or supply interruptions

•	competitive developments affecting our current growth products

•	changes in the prescribing or procedural practices of dermatologists, pediatricians, podiatrists and/or plastic surgeons

•	the ability to successfully market both new and existing products

•	difficulties or delays in manufacturing

•	the ability to meet generic and branded competition after the loss of patent protection for our products

•	trends toward managed care and health care cost containment

•	the company’s ability to protect its patents and other intellectual property

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world

•	growth in costs and expenses

•	the impact of acquisitions, divestitures and other unusual items

          We cannot ensure that any forward-looking statement will be accurate or realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected.

          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the fiscal year ended June 30, 2003 included a discussion of various important factors that could cause actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading “Risk Factors That May Affect Future Results.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.

Item 4. CONTROLS AND PROCEDURES

          Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in Massachusetts. In the action, the Triumph group claims that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group is seeking damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. No decision regarding the cross-motions has been received to date and a decision may not be issued for several months. A trial in the action has been rescheduled for June 2004. The Company believes that the claims of the Triumph group are without merit and it is vigorously contesting and defending this suit.

          The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others.

          The Company believes that the ultimate outcome with respect to these matters, based on the information available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and in the aggregate should not have a material adverse effect on its business, financial condition or results of operations. There can be no assurance, however, that an adverse determination on any action or proceeding will not have a material adverse effect on the Company’s business, financial condition and results of operations, or that the Company will be able to realize the full amount of any indemnification obligation that any person may have to the Company or that any such indemnification will adequately cover any liability.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 21, 2003, the Company held its 2003 Annual Meeting of Shareholders (the “Annual Meeting”). The holders of 29,294,085 shares (pre-split) of Class A Common Stock and 379,016 shares (pre-split) of Class B Common Stock were present in person or represented by proxy at the meeting. Each share of Series B Common Stock is entitled to 10 votes per share. At the Annual Meeting, the Company’s shareholders approved the following:

1)	Election of Directors

The shareholders elected the following persons to serve as directors of the Company for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

	Number of Votes
	For	Withheld

Arthur G. Altschul, Jr.	25,726,379	7,357,866
Philip S. Schein, M.D.	25,726,372	7,357,873

2)	The shareholders approved an Amended and Restated Certificate of Incorporation that increases the number of authorized shares of Class A Common Stock from 50,000,000 to 150,000,000. Votes were cast as follows:

For	Against	Abstain

22,639,828	10,432,169	12,248

3)	The shareholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2004. Votes were cast as follows:

For	Against	Abstain

24,394,392	8,680,354	9,499

Item 5. OTHER INFORMATION

          On December 2, 2003, the Company’s Board of Directors reviewed the Company’s corporate governance structure and established the Medicis Nominating and Governance Committee. As a result, the Company’s Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. All committee members are independent directors. The members of the Audit Committee are Stuart Diamond (Chairman), Michael A. Pietrangelo and Philip S. Schein, M.D.; the members of the Compensation Committee are Spencer Davidson (Chairman), Peter S. Knight, Esq. and Michael A. Pietrangelo; and the members of the Nominating and Governance Committee are Spencer Davidson (Chairman), Arthur G. Altschul, Jr., Lottie H. Shackelford and Philip S. Schein, M.D. (Alternate).

          The Company’s Board of Directors also adopted the Nominating and Governance Committee Charter and the Corporate Governance Guidelines for the Company. These documents are attached as exhibits to this Form 10-Q.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Charter of the Nominating and Governance Committee of the Board of Directors of Medicis Pharmaceutical Corporation

Exhibit 99.2	Medicis Pharmaceutical Corporation Corporate Governance Guidelines

(b)	During the quarter ended December 31, 2003, the Company filed the following reports on Form 8-K with the SEC:

(i)	Current Report on Form 8-K dated October 30, 2003, which announced the issuance of a press release summarizing the Company’s financial results for the first quarter of fiscal 2004.

(ii)	Current Report on Form 8-K dated November 21, 2003, which announced that the Food and Drug Administration’s General and Plastic Surgery Devices Advisory Panel reviewed the Pre-Market Approval application for RESTYLANE® at a meeting on November 21, 2003, and had recommended the approval of RESTYLANE®.

SIGNATURES

               Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

MEDICIS PHARMACEUTICAL CORPORATION

Date: February 17, 2004	By:	/s/	JONAH SHACKNAI

Jonah Shacknai Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2004	By:	/s/	MARK A. PRYGOCKI, SR.

Mark A. Prygocki, Sr. Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Charter of the Nominating and Governance Committee of the Board of Directors of Medicis Pharmaceutical Corporation

Exhibit 99.2	Medicis Pharmaceutical Corporation Corporate Governance Guidelines