Form 10-Q
period 2004-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2004-05-13
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2004
Class A Common Stock, $.014 par value	55,988,345
Class B Common Stock, $.014 par value	758,032

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2004	June 30, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,096	$44,346
Restricted cash and short-term investments	—	53,837
Short-term investments	525,650	454,480
Accounts receivable, net	49,902	51,661
Inventories, net	19,609	14,005
Deferred tax assets, net	11,768	10,450
Other current assets	27,720	16,849

Total current assets	697,745	645,628

Property and equipment, net	5,596	3,094
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	308,030	245,989
Other intangible assets	15,046	13,099

	323,076	259,088
Less: accumulated amortization	50,970	40,254

Net intangible assets	272,106	218,834
Goodwill	55,407	55,286
Deferred financing costs, net	7,825	9,991
Other non-current assets	—	8

	$1,038,679	$932,841

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2004	June 30, 2003
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$13,863	$18,568
Short-term contract obligation	17,961	18,306
Income taxes payable	59	481
Other current liabilities	37,637	31,492

Total current liabilities	69,520	68,847

Long-term liabilities:
Contingent convertible senior notes	453,067	400,000
Deferred tax liability, net	460	2,873
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 64,778,853 and 62,509,682 at March 31, 2004 and at June 30, 2003, respectively	907	875
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 758,032 at March 31, 2004 and at June 30, 2003	11	11
Additional paid-in capital	497,927	445,653
Accumulated other comprehensive income	1,257	2,400
Deferred compensation	(1,340)	(1,727)
Accumulated earnings	207,778	204,817
Less: Treasury stock, 8,681,468 shares at cost at March 31, 2004 and at June 30, 2003	(190,908)	(190,908)

Total stockholders’ equity	515,632	461,121

	$1,038,679	$932,841

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	$81,839	$62,575	$215,767	$180,834
Operating costs and expenses:
Cost of product revenue	13,118	9,114	34,537	27,579
Selling, general and administrative	28,793	23,809	87,907	67,740
Research and development	3,084	11,189	12,375	21,352
Depreciation and amortization	4,707	2,572	11,872	6,746
Loss on early extinguishment of debt	—	—	58,660	—

Operating costs and expenses	49,702	46,684	205,351	123,417

Operating income	32,137	15,891	10,416	57,417
Interest income	2,309	2,976	7,714	9,571
Interest expense	(2,644)	(3,137)	(8,163)	(9,442)

Income before income taxes	31,802	15,730	9,967	57,546
Income tax expense	(11,131)	(5,506)	(2,832)	(20,141)

Net income	$20,671	$10,224	$7,135	$37,405

Basic net income per common share	$0.37	$0.19	$0.13	$0.69

Diluted net income per common share	$0.33	$0.18	$0.12	$0.66

Cash dividend declared per common share	$0.025	$—	$0.075	$—

Shares used in computing basic net income per common share	56,042	54,168	55,198	54,388

Shares used in computing diluted net income per common share	65,839	56,237	58,569	56,272

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	March 31, 2004	March 31, 2003
Operating Activities:
Net income	$7,135	$37,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,491	8,750
Gain on sale of available-for-sale investments	(396)	(393)
Amortization of deferred compensation	386	236
Deferred income tax (benefit) expense	(3,732)	3,919
Tax benefit of stock option exercises	15,268	2,268
Provision for doubtful accounts and returns	1,250	2,921
Accretion of premium on investments	4,787	2,144
Loss on early extinguishment of debt	58,660	—
Changes in operating assets and liabilities:
Accounts receivable	509	(7,836)
Inventories	(5,603)	120
Other current assets	(10,871)	1,650
Accounts payable	(4,704)	6,077
Income taxes payable	(422)	2,125
Other current liabilities	1,670	9,246

Net cash provided by operating activities	77,428	68,632
Investing Activities:
Purchase of property and equipment	(3,658)	(582)
Payment of direct merger costs	(547)	(931)
Payments for purchase of product rights	(59,487)	(77,294)
Purchase of available-for-sale investments	(673,691)	(615,395)
Sale of available-for-sale investments	503,826	511,662
Maturity of available-for-sale investments	92,874	125,111
Decrease (increase) in restricted cash	53,837	(9,473)
Change in other assets	8	25

Net cash used in investing activities	(86,838)	(66,877)
Financing Activities:
Payment of deferred financing costs	(5,041)	(140)
Payment of dividends	(4,117)	—
Purchase of treasury stock	—	(35,961)
Proceeds from the exercise of stock options	37,032	7,847

Net cash provided by (used in) financing activities	27,874	(28,254)
Effect of exchange rate on cash and cash equivalents	286	38

Net increase (decrease) in cash and cash equivalents	18,750	(26,461)
Cash and cash equivalents at beginning of period	44,346	96,517

Cash and cash equivalents at end of period	$63,096	$70,056

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”) are a leading specialty pharmaceutical company focusing primarily on developing and marketing products in the United States for the treatment of dermatological, aesthetic, pediatric and podiatric conditions in the United States and Canada. The Company offers a broad range of drugs addressing various conditions including acne, fungal infections, asthma, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). In March 2003, Medicis expanded into the dermal aesthetic market through its acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative products known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. The RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ products, which are used for treating fine lines and wrinkles, shaping facial contours, correcting deep facial folds and enhancing the appearance and fullness of lips, are currently sold in numerous countries outside the United States by Q-Med and are offered in Canada by Medicis. RESTYLANE® was approved for use in the U.S. by the Food and Drug Administration (the “FDA”) on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. PERLANE® and RESTYLANE FINE LINES™ are not yet approved for use in the U.S. In addition to the Company’s expansion into the dermal aesthetic market, Medicis had previously expanded into the pediatric market in November 2001 through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent markets products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions. On April 20, 2004 Medicis announced that BioMarin Pharmaceutical Inc., (“BioMarin”) and Medicis had entered into an asset purchase agreement, and have agreed to enter into a license agreement and securities purchase agreement at the date of closing, whereby BioMarin will purchase assets related to ORAPRED®, including assets concerning the Ascent field sales force, and will be granted the exclusive worldwide rights to ORAPRED®. The transaction will close two business days following the satisfaction of certain closing conditions. See Note 14 for further discussion.

     The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (“fiscal 2003”). The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. Certain prior period amounts have been reclassified to conform with current period presentation.

     On January 2, 2004, the Company announced a 2 for 1 stock split in the form of a stock dividend payable on January 23, 2004, to stockholders of record at the close of business on January 12, 2004. All share and per share data have been restated to reflect the stock split effected in the form of a stock dividend.

2. STOCK-BASED COMPENSATION

     As of March 31, 2004, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Other than restricted stock, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation (amounts in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
Net income, as reported	$20,671	$10,224	$7,135	$37,405
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,674	3,674	13,771	11,576

Pro-forma net income (loss)	$15,997	$6,550	$(6,636)	$25,829

Earnings per share:
Basic – as reported	$0.37	$0.19	$0.13	$0.69
Basic – pro forma	$0.29	$0.12	$(0.12)	$0.47
Diluted – as reported	$0.33	$0.18	$0.12	$0.66
Diluted – pro forma	$0.26	$0.12	$(0.12)	$0.46

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

     On December 22, 2003, the Company announced that Corixa Corporation (“Corixa”) and Medicis agreed to terminate further development of Corixa’s immunotherapeutic product, PVAC™ treatment. Medicis and Corixa concluded that data from the recently completed clinical trial of PVAC™ treatment in mild to moderate psoriasis patients did not support further development of the product. Medicis has no further financial obligation to Corixa.

     On September 26, 2002, Medicis entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, Medicis made an initial payment of $5.4 million to Dow and, in accordance with the agreement between the parties, is required to make potential additional payments upon the certification that certain development milestones have occurred. The initial $5.4 million was recorded as a charge to research and development expense during the quarter ended September 30, 2002. During the quarter ended December 31, 2003, a development milestone was achieved, and $2.4 million was paid to Dow and was recorded as a charge to research and development expense.

     On September 4, 2002, the Company purchased the Abbreviated New Drug Application (“ANDA”) for a pediatric prescription product from a third-party pharmaceutical company for $9.0 million. Under terms of the agreement, the Company may be required to make future contingent payments based on the achievement of certain milestones. The contingent payments, if the milestones are achieved, would be payable at the six (6)-, twelve (12)-, and eighteen (18)-month anniversaries of the closing of the agreement. During the quarters ended September 30, 2003 and March 31, 2004, the second and third milestones were achieved and $3.5 and $4.5 million, respectively, became payable to the third-party pharmaceutical company. The Company accounted for the initial payment and the subsequent contingent payments as an acquisition of an intangible asset and commenced amortizing the asset over 15 years beginning in the second quarter of fiscal 2003. This ANDA will be included as part of the BioMarin transaction discussed in Note 14.

4. ACQUISITION OF RESTYLANE® FAMILY OF PRODUCTS FROM THE Q-MED GROUP

     On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™. The RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ products are currently being sold in 77 countries by Q-Med, and Medicis is currently selling these products in Canada. RESTYLANE® was approved for use in the U.S. by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. PERLANE® and RESTYLANE FINE LINES™ are not yet approved for use in the U.S. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, and will pay approximately $19.4 million upon certain cumulative commercial milestones being achieved and approximately $29.1 million upon FDA approval of PERLANE®.

5. MERGER OF ASCENT PEDIATRICS, INC.

     As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period ending November 15, 2006. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment ultimately will be made, nor is the accrual of a liability an indication of current sales levels. A total of approximately $18.0 million is included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of March 31, 2004, representing the first two years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Note 15. As part of the transaction with BioMarin announced on April 20, 2004, Medicis will remain responsible for the Contingent Payments under the Ascent merger agreement. See Note 14.

6. SEGMENT AND PRODUCT INFORMATION

     The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-Dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-Dermatological field represents products for the treatment of Asthma and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, and RESTYLANE®. The Non-Dermatological product lines include BUPHENYL® and core brand ORAPRED®.

     The Company’s pharmaceutical products, with the exception of BUPHENYL®, are promoted to dermatologists, podiatrists, pediatricians, or plastic surgeons. Such products are often prescribed by physicians outside these four specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, governmental agencies and others. All products, with the exception of BUPHENYL®, are sold primarily to wholesalers and retail chain drug stores. BUPHENYL® is primarily sold directly to hospitals and pharmacies.

     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
Acne and acne-related dermatological products	25%	25%	31%	32%
Non-acne dermatological products	54	29	49	40
Non-dermatological products	21	46	20	28

Total net revenues	100%	100%	100%	100%

7. RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     In connection with the acquisition of the products from Q-Med (see Note 4), the Company was required to establish an escrow account related to the $53.3 million the Company would pay to Q-Med upon FDA approval of the RESTYLANE® product. The Company initially funded the restricted cash account through transfers of existing short-term investments into the escrow account. In December 2003, the restriction on the account was released as the FDA approved the RESTYLANE® product for use in the United States. The account was liquidated and $53.3 million was paid to Q-Med. The Company did not have any restricted cash or short-term investments as of March 31, 2004.

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

     Inventories at March 31, 2004 and June 30, 2003, are as follows (amounts in thousands):

	March 31, 2004	June 30, 2003
Raw materials	$8,625	$5,976
Finished goods	11,682	8,727
Valuation reserve	(698)	(698)

Total inventories	$19,609	$14,005

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

     The Old Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•	during any quarter commencing after June 30, 2002, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter, including the last trading day of such quarter, is more than 110% of the conversion price of the Old Notes, or $31.96. The Old Notes are initially convertible at a conversion price of $29.05 per share, which is equal to a conversion rate of approximately 34.4234 shares per $1,000 principal amount of Old Notes, subject to adjustment;

•	if the Company has called the Old Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the Old Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on that day multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the Old Notes; or

•	upon the occurrence of specified corporate transactions.

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

     The New Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•	during any quarter commencing after September 30, 2003, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter, including the last trading trading day of such quarter, is more than 120% of the conversion price of the New Notes, or $46.51. The Notes are initially convertible at a conversion price of $38.76 per share, which is equal to a conversion rate of approximately 25.7998 shares per $1,000 principal amount of New Notes, subject to adjustment;

•	if the Company has called the New Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the New Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on that day multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the New Notes; or

•	upon the occurrence of specified corporate transactions.

     The New Notes, which are unsecured, do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants. The New Notes require an adjustment to the conversion price if cash dividends of more than $0.025 per quarter (after giving effect to the stock split described in Note 1) are paid by the Company on its outstanding common stock.

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

     During the quarters ended March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the Holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ending March 31, 2004 and December 31, 2003. The Holders of Old Notes have this conversion right only until June 30, 2004. At such time and at the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended March 31,

2004, outstanding principal amounts of $6,000 of Old Notes were converted into shares of the Company’s Class A common stock. As of May 10, 2004, no other Old Notes had been converted.

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

     At March 31, 2004, the Company had federal net operating loss carryforwards of approximately $73.4 million that begin expiring in varying amounts in the years 2008 through 2021. The net operating losses are solely attributable to the Company’s merger with Ascent and are limited under Internal Revenue Code Section 382. The Internal Revenue Service issued Notice 2003-65 in September 2003 providing taxpayers additional guidance regarding the computations under Internal Revenue Code Section 382. The application of Notice 2003-65 to Ascent’s net operating losses has resulted in an increase in the Company’s estimate of the amount of Ascent’s net operating losses it will utilize from $16.7 million to $27.0 million. As a result, the Company has reclassified approximately $4.1 million from goodwill to deferred tax assets to reflect the increased estimate of the income tax benefit it will realize from utilization of Ascent’s net operating loss carryforwards. The June 30, 2003 goodwill and deferred tax asset amounts have also been reclassified to conform to the March 31, 2004 presentation.

     The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $10.5 million and $15.3 million increase to equity with a corresponding $10.5 million and $15.3 million reduction to income taxes payable for the three and nine months ended March 31, 2004, respectively. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

11. DIVIDENDS DECLARED ON COMMON STOCK

     On March 16, 2004, the Company’s Board of Directors declared a cash dividend on Medicis common stock. The quarter-end cash dividend of $0.025 per issued and outstanding share of the Company’s common stock was paid on April 30, 2004 to stockholders of record at the close of business on April 1, 2004. The $1.4 million dividend was recorded as a reduction of accumulated earnings, and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2004.

12. COMPREHENSIVE INCOME

     Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months and nine months ended March 31, 2004, was $20.7 million and $6.0 million, respectively. Total comprehensive income for the three months and nine months ended March 31, 2003, was $10.2 million and $38.6 million, respectively.

13. EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
BASIC
Net income	$20,671	$10,224	$7,135	$37,405
Weighted average number of common shares outstanding	56,042	54,168	55,198	54,388

Basic net income per common share	$0.37	$0.19	$0.13	$0.69

DILUTED
Net income	$20,671	$10,224	$7,135	$37,405
Add: Tax-effected interest expense and issue costs related to Old Notes	836	—	—	—

Net income assuming dilution	$21,507	$10,224	$7,135	$37,405
Weighted average number of common shares	56,042	54,168	55,198	54,388
Effect of dilutive securities:
Old Notes	5,823	—	—	—
Stock options and restricted stock	3,974	2,069	3,371	1,884

Weighted average number of common shares assuming dilution	65,839	56,237	58,569	56,272

Diluted net income per common share	$0.33	$0.18	$0.12	$0.66

     Diluted net income per common share for the three months ended March 31, 2004 is calculated using the “if-converted” method due to the outstanding Old Notes meeting the criteria for conversion during the three months ended March 31, 2004. To calculate diluted net income per common share, net income is adjusted for tax-effected net interest and issue costs on the Old Notes, divided by the weighted average number of common shares assuming dilution. Diluted net income per common share for the nine months ended March 31, 2004, does not reflect the “if-converted” method as such calculation would be anti-dilutive. Diluted net income per common share for the three and nine months ended March 31, 2003 does not reflect the “if-converted” method as the criteria for conversion had not been met.

     Diluted net income per common share for the three months ended March 31, 2004 excludes approximately 7.3 million shares of common stock issuable upon conversion of the New Notes based upon those shares’ underlying common stock conversion price of $38.76. The New Notes are convertible into shares of the Company’s Class A common stock if the closing market price of the stock is above $46.51 during certain time periods within a quarter (see Note 9). No outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004, as no outstanding stock options had an exercise price that was greater than the average market price of the common shares during the period.

     The diluted net income per common share computation for the nine months ended March 31, 2004 excludes 20,735 shares of stock that represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the period and were anti-dilutive; and approximately 5.8 million and 7.3 million shares of common stock, respectively, issuable upon conversion of the Old Notes and New Notes based upon those shares’ underlying common stock conversion price of $29.05 and $38.76, respectively.

     The diluted net income per common share computation for the three and nine months ended March 31, 2003 excluded approximately 6.1 million and 6.3 million shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective periods and were anti-dilutive. The diluted net income per share for the three and nine months ended March 31, 2003 also excluded approximately 13.8 million shares of common stock issuable upon conversion of the Old Notes based upon those shares’ underlying common stock conversion price of $29.05.

14. SUBSEQUENT EVENT

     On April 20, 2004, the Company announced it had entered into an asset purchase agreement, and has agreed to enter into a license agreement and securities purchase agreement with BioMarin. The asset purchase agreement involves BioMarin’s purchase of assets related to ORAPRED®, including assets concerning the Ascent field sales force. The license agreement will grant BioMarin the exclusive worldwide rights to ORAPRED®, including proprietary taste-masking technologies and related development technologies. The securities purchase agreement will grant BioMarin the option to purchase all outstanding shares of common stock of Ascent, based on certain conditions. ORAPRED® and related pediatric intellectual property is owned by Ascent, a wholly owned subsidiary of Medicis. The transaction will close two business days following the satisfaction of certain closing conditions.

     Under terms of the agreements, BioMarin will make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin will also make Contingent Payment reimbursement payments of $2.5 million per quarter for six quarters beginning in July 2004. The license agreement will terminate in July 2009 and at that time, based on certain conditions, BioMarin will have the option to purchase all outstanding shares of Ascent for approximately $82 million. The payment will consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time.

     As of the closing date of the transaction, BioMarin will be responsible for all marketing and promotional efforts regarding the sale of ORAPRED®. As a result, Medicis will no longer advertise and promote any oral liquid prednisolone sodium solution product or any related line extension. Medicis will have the responsibility for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin will be responsible for paying Medicis for future finished goods inventory delivered by Medicis through June 30, 2005. During the term of the license agreement, Medicis will maintain ownership of the intellectual property and, consequently, will continue to amortize the related intangible assets. Payments received from BioMarin under the license agreement will be treated as contract revenue in Medicis’ consolidated statements of income.

15. CONTINGENCIES

     On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in Massachusetts. In the action, the Triumph group claimed that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group sought damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. On April 9, 2004, the court ruled on the cross-motions in Ascent’s favor. Triumph’s cross-motion for summary judgment was denied and Ascent’s cross-motion for summary judgment was granted on all claims. The court entered its order dismissing the lawsuit on April 13, 2004. Triumph filed a notice of appeal on May 6, 2004. The Company continues to believe that the claims of the Triumph group are without merit and will vigorously contest the appeal.

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

16. RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”), resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company currently has no contractual relationship or other business relationship with a variable interest entity, and therefore neither the adoption of FIN 46 nor the Revised Interpretations have an effect on the Company’s consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement, and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 provides guidance about how to determine whether a security should be considered a “participating” security for purposes of computing earnings per share and how earnings or losses should be allocated to a participating security when using the two-class method for computing basic earnings per share. The provisions of EITF 03-6 are effective for reporting periods beginning after March 31, 2004, and must be applied by restating previously reported earnings per share amounts. The Company is currently determining the effect of EITF 03-6 on the consolidated financial statements.

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

Results of Operations

     The following table sets forth certain data, as a percentage of net revenues, for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003***	2004**	2003*
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	84.0	85.4	84.0	84.7
Operating expenses	(44.7)	(60.0)	(79.2)	(53.0)
Operating income	39.3	25.4	4.8	31.7
Interest (expense) income, net	(0.4)	(0.3)	(0.2)	0.1
Income tax expense	(13.6)	(8.8)	(1.3)	(11.1)

Net income	25.3%	16.3%	3.3%	20.7%

* Included in operating expenses is $14.2 million in payments (or 7.9% of net revenues) to Dow Pharmaceutical, Inc. (“Dow”) for a research and development collaboration.

** Included in operating expenses is $58.7 million (27.2% of net revenues) related to a loss on early extinguishment of debt and a $2.4 million payment (1.1% of net revenues) to Dow for a research and development collaboration.

*** Included in operating expenses is an $8.8 million payment (14.1% of net revenues) to Dow for a research and development collaboration.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Revenues

     Net revenues for the three months ended March 31, 2004 (the “third quarter of fiscal 2004”) increased 30.8%, or $19.2 million, to $81.8 million from $62.6 million for the three months ended March 31, 2003 (the “third quarter of fiscal 2003”). Our net revenues increased in the third quarter of fiscal 2004 primarily as a result of growth in sales of the DYNACIN®, RESTYLANE® and TRIAZ® products. The acne and acne-related dermatological segment decreased slightly as a percentage of net revenues from 25.5% of net revenues during the third quarter of fiscal 2003 to 25.1% during the third quarter of fiscal 2004. The acne and acne-related dermatological segment’s net revenues increased 29.0% during the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 primarily due to the introduction of DYNACIN® in tablet form in May 2003 and the introduction of TRIAZ® in pad form in July 2003. The non-acne dermatological product segment increased as a percentage of net revenues from 28.7% of net revenues during the third quarter of fiscal 2003 to 53.9% during the third quarter of fiscal 2004 primarily due to the launch of RESTYLANE® in the United States in January 2004. The non-dermatological product segment decreased as a percentage of net revenues from 45.8% of net revenues during the third quarter of fiscal 2003 to 21.0% during the third quarter of fiscal 2004. This decrease was primarily due to the increase in net revenues in the other product segments, and decreased net revenues of ORAPRED®.

Gross Profit

     Gross profit during the third quarter of fiscal 2004 increased 28.5%, or $15.2 million, to $68.7 million from $53.5 million in the third quarter of fiscal 2003. As a percentage of net revenues, gross profit decreased to 84.0% in the third quarter of fiscal 2004 from 85.4% in the third quarter of fiscal 2003. The decrease was primarily due to the different mix of products sold during the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. Amortization of intangible assets related to products sold is not included in gross profit.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the third quarter of fiscal 2004 increased 20.9%, or $5.0 million, to $28.8 million from $23.8 million in the third quarter of fiscal 2003. As a percentage of net revenues, selling, general and administrative expenses decreased to 35.2% of net revenues in the third quarter of fiscal 2004 from 38.0% of net revenues in the third quarter of fiscal 2003. This was primarily the result of increased revenue as a result of the RESTYLANE® product launch in January 2004, offset by the increase in selling, general and administrative expenses associated with the launch of RESTYLANE®.

Research and Development Expenses

     Research and development expenses in the third quarter of fiscal 2004 decreased $8.1 million, to $3.1 million from $11.2 million in the third quarter of fiscal 2003. This decrease was primarily due to a $8.8 million charge during the third quarter of fiscal 2003 for a milestone payment under a license and development agreement with Dow for a patented dermatologic product. Absent this charge, research and development expense increased 29.1%, or $0.7 million, to $3.1 million in the third quarter of fiscal 2004 from $2.4 million in the third quarter of fiscal 2003. This increase is due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses in the third quarter of fiscal 2004 increased $2.1 million, to $4.7 million from $2.6 million in the third quarter of fiscal 2003. This increase was primarily due to the amortization of expenses associated with the acquisition of the RESTYLANE® family of products, which began in March 2003, and the amortization related to the $53.3 milestone payment made to Q-Med in December 2003.

Interest Income

     Interest income in the third quarter of fiscal 2004 decreased 22.4%, or $0.7 million, to $2.3 million from $3.0 million in the third quarter of fiscal 2003, primarily due to a decrease in interest rate yields.

Interest Expense

     Interest expense in the third quarter of fiscal 2004 decreased $0.5 million, to $2.6 million from $3.1 million in the third quarter of fiscal 2003. This decrease was due to the exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum, that occurred during August 2003.

Income Tax Expense

     Income tax expense during the third quarter of fiscal 2004 increased 102.2%, or $5.6 million, to $11.1 million, from $5.5 million in the third quarter of fiscal 2003. The provision for income taxes recorded for the third quarter of fiscal 2004 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2004 to be approximately 35%.

Nine Months Ended March 31, 2004 Compared to the Nine Months Ended March 31, 2003

Net Revenues

     Net revenues for the nine months ended March 31, 2004 (the “2004 nine months”) increased 19.3%, or $35.0 million, to $215.8 million from $180.8 million for the nine months ended March 31, 2003 (the “2003 nine months”). Our net revenues increased in the 2004 nine months primarily as a result of growth in sales of the DYNACIN®, LOPROX®, RESTYLANE® and TRIAZ® products. The acne and acne-related dermatological segment decreased slightly as a percentage of net revenues from 31.7% of net revenues during the 2003 nine months to 31.6% during the 2004 nine months. The acne and acne-related dermatological segment’s net revenues increased 18.9% during the 2004 nine months as compared to the 2003 nine months, primarily due to the introduction of DYNACIN® in tablet form in May 2003 and the introduction of TRIAZ® in pad form in July 2003. The non-acne dermatological product segment increased as a percentage of net revenues from 39.7% of net revenues during the 2003 nine months to 48.8% during the 2004 nine months primarily due to the launch of RESTYLANE® in the United States in January 2004 and the introduction of LOPROX® Shampoo in March 2003. The non-dermatological product segment decreased as a percentage of net revenues from 28.7% of net revenues during the 2003 nine months to 19.6% during the 2004 nine months. This decrease was primarily due to the increase in net revenues in the other product segments, and decreased net revenues of ORAPRED® due to the timing of customer purchases.

Gross Profit

     Gross profit during the 2004 nine months increased 18.3%, or $27.9 million, to $181.2 million from $153.3 million in the 2003 nine months. As a percentage of net revenues, gross profit decreased to 84.0% in the 2004 nine months from 84.7% in the 2003 nine months. The decrease was primarily due to the different mix of products sold during the 2004 nine months as compared to the 2003 nine months. Amortization of intangible assets related to products sold is not included in gross profit.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in the 2004 nine months increased 29.8%, or $20.2 million, to $87.9 million from $67.7 million in the 2003 nine months. As a percentage of net revenues, selling, general, and administrative expenses increased from 37.5% of net revenues during the 2003 nine months to 40.7% of net revenues during the 2004 nine months. This increase was primarily attributable to incremental costs associated with the establishment of a sales and marketing program for RESTYLANE®. We have incurred incremental costs associated with the hiring of a dedicated aesthetics sales force, additional headquarters personnel to support sales force efforts, including product management, customer service and training personnel, expenses associated with public relations, physician training and continuing medical education, and other administrative expenses. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004.

Research and Development Expenses

     Research and development expenses in the 2004 nine months decreased $9.0 million, to $12.4 million from $21.4 million in the 2003 nine months. Included in research and development expenses for the 2004 nine months and the 2003 nine months were milestone payments of $2.4 million and $14.2 million, respectively, under a license and development agreement with Dow for a patented dermatological product. Absent these charges, research and development expenses increased 39.1%, or $2.8 million, to $10.0 million during the 2004 nine months from $7.2 million during the 2003 nine months. This increase is due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses in the 2004 nine months increased $5.2 million, to $11.9 million from $6.7 million in the 2003 nine months. This increase was primarily due to the amortization of expenses associated with the acquisition of the RESTYLANE® family of products, which began in March 2003, and the amortization related to the $53.3 milestone payment made to Q-Med in December 2003.

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

Interest Income

     Interest income in the 2004 nine months decreased 19.4%, or $1.9 million, to $7.7 million from $9.6 million in the 2003 nine months, primarily due to a decrease in interest rate yields.

Interest Expense

     Interest expense in the 2004 nine months decreased $1.2 million, to $8.2 million from $9.4 million in the 2003 nine months. This decrease was due to the exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum, that occurred during August 2003.

Income Tax Expense

     Income tax expense during the 2004 nine months decreased 85.9%, or $17.3 million, to $2.8 million, from $20.1 million in the 2003 nine months. The provision for income taxes recorded for the 2004 nine months reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by management each quarter based upon forecasts of income before taxes for the year. We estimate the effective tax rate for fiscal 2004 to be approximately 35%.

Liquidity and Capital Resources

     Net cash provided by operating activities for the 2004 nine months increased 12.8%, or $8.8 million, to $77.4 million, from $68.6 million in the 2003 nine months.

     Net cash used in investing activities for the 2004 nine months increased $20.0 million, to $86.8 million, from $66.9 million in the 2003 nine months. Net cash used in investing activities for the 2004 nine months included $59.5 million in payments for the purchase of product rights, including a $53.3 million payment to Q-Med upon the FDA’s approval of RESTYLANE®.

     Net cash provided by financing activities for the 2004 nine months was $27.9 million as compared to net cash used in financing activities of $28.3 million during the 2003 nine months. The change is primarily attributable to the purchase of $36.0 million of treasury stock during the 2003 nine months while no cash was used to purchase treasury stock during the 2004 nine months, as well as $37.0 million of proceeds from the exercise of stock options received during the 2004 nine months, as compared to $7.8 million received during the 2003 nine months.

     We had cash and cash equivalents, restricted cash and short-term investments of $588.7 million and working capital of $628.2 million at March 31, 2004, as compared to $552.7 million and $576.8 million, respectively, at June 30, 2003. As of March 31, 2004, we did not have any restricted cash and short-term investments, as the escrow account related to our acquisition of product rights from Q-Med was liquidated and paid to Q-Med upon the FDA’s approval of RESTYLANE®.

     On December 12, 2003, the FDA approved RESTYLANE® for use in the United States, and a payment of $53.3 million was made to Q-Med upon the occurrence of this milestone. We will pay to Q-Med approximately $19.4 million upon certain cumulative commercial milestones being achieved and approximately $29.1 million upon FDA approval of PERLANE®.

     On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose to not exchange will continue to be subject to the terms of the Old Notes. See Note 9 of Notes to Consolidated Financial Statements for further discussion

     The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. The New Notes require an adjustment to the conversion price if cash dividends of more than $0.025 per quarter (after giving effect to the 2 for 1 stock split announced by the Company in January 2004) are paid by the Company on its outstanding common stock.

     Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $69.5 million of current liabilities at March 31, 2004. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

     In May 1999, our Board of Directors authorized the repurchase of up to $75 million of our common stock. This program provided for the repurchase of Class A common stock at such times as management determined. We repurchased a total of approximately $50.2 million toward the $75 million authorized under this program. In May 2003, our Board of Directors approved a new program that authorizes the repurchase of up to $75 million of our common stock, which replaces the May 1999 program. As of March 31, 2004, we had not repurchased any shares of our common stock under this new program. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

     During the 2004 nine months, we paid cash dividends aggregating $4.1 million on our common stock. On March 16, 2004, we declared a cash dividend of $0.025 per issued and outstanding share of common stock payable on April 30, 2004 to our stockholders of record at the close of business on April 1, 2004. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant.

     Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale needs and to fund our share repurchase program.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”), resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company currently has no contractual relationship or other business relationship with a variable interest entity, and therefore neither the adoption of FIN No. 46 nor the Revised Interpretations have an effect on the Company’s consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts; and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have an effect on its consolidated balance sheets, statements of operation, or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement, and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 provides guidance about how to determine whether a security should be considered a “participating” security for purposes of computing earnings per share and how earnings or losses should be allocated to a participating security when using the two-class method for computing basic earnings per share. The provisions of EITF 03-6 are effective for reporting periods beginning after March 31, 2004, and must be applied by restating previously reported earnings per share amounts. The Company is currently determining the effect of EITF 03-6 on the consolidated financial statements.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     Our disclosures and analyses in this Report include forward-looking information about our financial results and estimates, business prospects and products in research. Forward-looking information involves substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved

•	changes in our product mix

•	manufacturing or supply interruptions

•	competitive developments affecting our current growth products, such as the recent FDA approval of HYLAFORM®, a competitor to RESTYLANE®, and a generic form of our DYNACIN® Tablet product

•	changes in the prescribing or procedural practices of dermatologists, pediatricians, podiatrists and/or plastic surgeons

•	the ability to successfully market both new and existing products

•	difficulties or delays in manufacturing

•	the ability to meet generic and branded competition after the loss of patent protection for our products

•	trends toward managed care and health care cost containment

•	the company’s ability to protect its patents and other intellectual property

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world

•	growth in costs and expenses

•	the impact of acquisitions, divestitures and other unusual items

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

Item 4. CONTROLS AND PROCEDURES

     Medicis maintains disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in the reports that it submits to the Securities and Exchange

Commission (the “SEC”) is recorded, processed and summarized and reported within the time periods specified in the rules and forms of the SEC. Medicis’ management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that, as of the end of the period, Medicis’ disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Medicis in the reports it files or submits under the Exchange Act.

     There were no changes in our internal control over financial reporting subsequent to the date of Medicis’ evaluation that have materially affected, or are reasonably likely to materially affect, Medicis’ internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in Massachusetts. In the action, the Triumph group claimed that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group sought damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. On April 9, 2004, the court ruled on the cross-motions in Ascent’s favor. Triumph’s cross-motion for summary judgment was denied and Ascent’s cross-motion for summary judgment was granted on all claims. The court entered its order dismissing the lawsuit on April 13, 2004. Triumph filed a notice of appeal on May 6, 2004. The Company continues to believe that the claims of the Triumph group are without merit and will vigorously contest the appeal.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the quarter ended March 31, 2004, the Company filed the following report on Form 8-K with the SEC:

(i)	Current Report on Form 8-K dated January 22, 2004, which announced the issuance of a press release summarizing the Company’s financial results for the second quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

MEDICIS PHARMACEUTICAL CORPORATION

Date: May 12, 2004	By:	/s/	JONAH SHACKNAI

Jonah Shacknai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2004	By:	/s/	MARK A. PRYGOCKI, SR.

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