Form 10-K
period 2004-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2004-09-10
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004.

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                       .

Commission file number 0-18443

MEDICIS PHARMACEUTICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1574808

(State of other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8125 North Hayden Road, Scottsdale, Arizona	85258-2463

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (602)808-8800

Securities registered pursuant to Section 12(b) of the Act: Class A common stock, $0.014 par value

New York Stock Exchange	Preference Share Purchase Rights

Name of each exchange on which	(Title of each Class)
registered)

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

The aggregate market value of the voting stock held on December 31, 2003 by non-affiliates of the registrant was $1,469,091,795 (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of September 8, 2004, there were 56,946,488 outstanding shares of Class A common stock and 758,032 outstanding shares of Class B common stock.

Documents incorporated by reference:

Portions of the Proxy Statement for the registrant’s 2004 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1: BUSINESS

     Medicis Pharmaceutical Corporation, together with its wholly owned subsidiaries (“Medicis”, the “Company”, or as used in the context of “we”, “us” or “our”) is a leading independent specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the United States for the treatment of dermatologic, aesthetic and podiatric conditions in the United States and Canada. We believe that annual U.S. pharmaceutical sales in the dermatological market exceeds $5 billion. According to the American Society for Aesthetic Plastic Surgery, nearly 8.3 million surgical and non-surgical cosmetic procedures were performed in the United States during 2003. From 2002 to 2003, there was a 20% increase in the number of cosmetic procedures performed by physicians.

     We have built our business by executing a four-part growth strategy. This strategy consists of promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses.

     We offer a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). We currently offer 13 branded products. Our core brands are DYNACIN®(minocycline HCI), LOPROX® (ciclopirox), OMNICEF® (cefdinir), PLEXION® (sodium sulfacetamide/sulfur), RESTYLANE® (hyaluronic acid) and TRIAZ® (benzoyl peroxide). For the fiscal year ended June 30, 2004, core brands, including ORAPRED®, accounted for approximately 87% of our total net revenues. All of our core brands enjoy branded market leadership in the segments in which they compete. Because of the significance of these brands to our business, we concentrate our sales and marketing efforts in promoting them to physicians in our target markets. We also sell a number of other products, but which are considered less critical to our business.

     In March 2003, we expanded into the dermal aesthetic market through our acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative products known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. RESTYLANE® has been approved by the Food and Drug Administration (the “FDA”) for use in the United States as a medical device. RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ have been approved for use in Canada. Q-Med currently promotes these market-leading, patented non-animal stabilized hyaluronic acid (“NASHA™”) brands in over 75 countries, where over 1.5 million procedures have been performed. NASHA™ products are manufactured by Q-Med in Uppsala, Sweden.

     RESTYLANE® is marketed and sold in over 75 countries outside the United States. Since 1996, dermatologists and plastic surgeons outside the U.S. have used it to contour and restore volume to skin and temporarily eliminate wrinkles and facial folds. Additionally, in certain countries other than the U.S. (such as Canada), RESTYLANE® also is approved to enhance the appearance and fullness of lips.

OUR PRODUCTS

     We currently offer 13 branded products. Our sales and marketing efforts are currently focused on our core brands, which, during fiscal 2004, accounted for approximately 87% of our total net revenues. The following chart details certain important features of our core brands:

Brand	Treatment	U.S. Market Impact
DYNACIN®	Oral adjunctive treatment for moderate to severe acne	The number one branded minocycline product in the U.S. DYNACIN® tablets and capsules are available in a range of strengths for moderate to severe acne
LOPROX®	Topical treatment for certain fungal and yeast infections	A leading antifungal agent, including the only gel and shampoo approved for seborrheic dermatitis
OMNICEF®	A patented oral cephalosporin for skin and skin-structure infections	Superior kill rate compared to most frequently prescribed antibiotic for this indication
PLEXION®	Topical treatments for rosacea and acne-related conditions	The leading branded prescription cleanser indicated for the treatment of rosacea
RESTYLANE®	Injectable gel for treatment of fine lines and wrinkles, shaping facial contours and correcting deep facial folds	Launched on January 6, 2004, following approval by FDA
TRIAZ®	Topical patented gel, cleanser and pad treatments for acne	The leading branded prescription benzoyl peroxide product

PRESCRIPTION PHARMACEUTICALS

     Our principal branded pharmaceutical products are described below:

     DYNACIN® is an oral antibiotic, available in 50-mg., 75-mg. and 100-mg. tablet and capsule dosage forms, and is prescribed as an adjunctive treatment for moderate to severe acne. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, minocycline and doxycycline. Minocycline, the active ingredient in DYNACIN®, is widely prescribed for the treatment of acne for several reasons. It has a more convenient dosing schedule, one or two doses per day, as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline, including doxycycline, require ingestion on an empty stomach and have been reported to often cause gastric irritation. Moreover, the other forms of tetracycline may increase patient sensitivity to sunlight, creating a greater risk of sunburn. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Studies suggest that bacterial resistance to erythromycin, doxycycline and tetracycline exceeds 50%, while the bacteria showed virtually no resistance to minocycline. DYNACIN® capsules were launched in fiscal 1993 with 50-mg. and 100-mg. dosage forms available. We launched DYNACIN® capsules in a 75-mg. dosage form in fiscal 1999. During fiscal 2003, we launched DYNACIN® in tablet form in 75-mg. and 100-mg. dosages, and we launched the 50-mg. dosage in fiscal 2004. On July 18, 2004, Glades Pharmaceuticals, LLC, a wholly owned subsidiary of Stiefel Laboratories, Inc., announced the launch of myracT (minocycline hydrochloride tablets, USP), as a branded pharmaceutical product. MyracT tablets is a prescription product that competes directly with our DYNACIN® tablet products.

     LOPROX® cream and topical suspension are both broad-spectrum prescription antifungal agents indicated for the topical treatment of tinea pedis, tinea corporis, tinea cruris, tinea versicolor and cutaneous candidiasis. LOPROX® works with a unique mode of action that has been shown to have fungistatic and fungicidal properties and enhanced penetration. We believe this unique mode of action makes LOPROX® an appropriate choice for topical treatment alone, or as concomitant treatment with an oral antifungal. For these reasons, we believe LOPROX® is a highly effective product to manage the often-complicated mix of organisms involved in tinea infections. In clinical trials, LOPROX® was shown to produce clinical improvement of 82% to 93% of subjects after a single week of treatment across the range of cutaneous mycoses. The most frequently prescribed topical antifungal products in addition to LOPROX® include Spectazole®, Nizoral®, Oxistat® and Lotrisone® (steroid/antifungal combination). In addition to the cream and topical suspension formulations of LOPROX®, we market LOPROX® Gel for the treatment of seborrheic dermatitis and fungal infections. Currently, LOPROX® Gel is the only gel approved in the United States for seborrheic dermatitis. During fiscal 2003, we launched LOPROX® Shampoo, which is the first and only prescription antifungal shampoo approved in the United States for the treatment of seborrheic dermatitis of the scalp, a common fungal infection. On August 6, 2004, the FDA approved an Abbreviated New Drug Application (“ANDA”) submitted by Altana, Inc. for its ciclopirox topical suspension, a generic version of our LOPROX® TS product.

     OMNICEF® is promoted to dermatologists and podiatrists pursuant to our exclusive co-promotion agreement with Abbott Laboratories (“Abbott”). OMNICEF® is indicated for the treatment of uncomplicated skin and skin-structure infections. Studies show that OMNICEF® has superior pathogen eradication rates versus Cephalexin, the most frequently prescribed antibiotic for uncomplicated skin and skin-structure infections. Since May 2001, we have promoted OMNICEF® capsules in the U.S. market to dermatologists and podiatrists. In return, we receive commission revenue from Abbott based on prescriptions generated in these categories. Our agreement with Abbott expires in 2013.

     PLEXION® treats rosacea and acne-related conditions with internally developed cleanser and topical therapies. Rosacea is a chronic skin condition causing inflammation and redness of the face. PLEXION® is designed to be used in conjunction with other prescription rosacea therapies. The active ingredients in our PLEXION® products are sodium sulfacetamide and sulfur. PLEXION®, the leading branded prescription cleanser indicated for the treatment of rosacea, was launched in fiscal 2000. The topical acne rosacea market is comprised of products such as MetroGel®, MetroCream® and MetroLotion®. PLEXION TS®, a gentle topical suspension treatment for acne, was launched in fiscal 2001. In addition, during fiscal 2002 we launched PLEXION SCT®, a short contact therapy with a silica base that helps remove impurities from the skin pores.

     TRIAZ®, a patented, internally developed topical therapy prescribed for the treatment of numerous forms and varying degrees of acne, is available as a gel, cleanser or pad in three concentrations. While other topical acne treatments, including Cleocin-T®, Benzamycin® and BenzaClin®, are generally effective, TRIAZ® offers advantages over each of these products, including improved stability, greater convenience of use, reduced cost and fewer side effects. TRIAZ® products are manufactured using the active ingredient benzoyl peroxide in a patented vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. We believe glycolic acid enhances the effectiveness of benzoyl peroxide by exfoliating the outer layer of the skin and that zinc lactate reduces the appearance of inflammation and irritation often associated with acne. We introduced the TRIAZ® brand in fiscal 1996. During July 2003, we launched TRIAZ® Pads, the first and only benzoyl peroxide pad available in the U.S. indicated for the topical treatment of acne vulgaris.

DERMAL RESTORATIVE PRODUCTS

     Our principal branded dermal restorative products are described below:

     RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ are injectable, transparent, NASHA™ gels, which require no patient sensitivity tests in advance of product administration. These “tissue tailored,” transparent, injectable products have varying gel particle sizes which provide physicians with flexibility in treating fine lines and wrinkles, shaping facial contours and correcting deep facial folds. Pre-packaged, glass syringes provide physicians with various options to treat nasolabial folds, glabellar lines, periorbital lines, vermillion borders, chins, cheeks, smiles lines, worry lines and oral commissures. In the United States, the FDA regulates these products as medical devices. Medicis offers all three of these products in Canada, and began offering RESTYLANE® in the United States on January 6, 2004. PERLANE® and RESTYLANE FINE LINES ™ have not yet been approved by the FDA for use in the United States. We acquired the exclusive U.S. and Canadian rights to these dermal restorative products from Q-Med through a license agreement.

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

     Our research and development costs for sponsored and unreimbursed co-sponsored pharmaceutical projects for fiscal 2004, 2003 and 2002 were $16.5 million, $29.6 million and $15.1 million, respectively. Research and development costs for fiscal 2004 include $2.4 million paid to Dow Pharmaceutical Services, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product, under an agreement that we entered into in September 2002. Research and development costs for fiscal 2003 include $14.2 million paid to Dow under this agreement and $6.0 million paid to aaiPharma, Inc. (“aaiPharma”) for a development milestone payment under an agreement that we entered into in June 2002 for the development, commercialization and license of a key dermatologic product. Research and development costs for fiscal 2002 include $7.7 million paid to aaiPharma under this agreement. In addition to the payments made during fiscal 2004, 2003 and 2002, the Dow and aaiPharma agreements include potential future payments due to Dow and aaiPharma upon the successful completion of various development milestones.

     On July 15, 2004, we entered into an exclusive license agreement with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQ™. Q-Med will have the exclusive right to manufacture SubQ™ for Medicis. SubQ™ is not approved currently for use in the United States and Canada. Under the terms of the agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, will license SubQ™ for approximately $80 million, due as follows: approximately $30 million upon closing of the transaction, which was recorded as research and development expense during the first quarter of fiscal 2005; approximately $10 million upon completion of certain clinical milestones; approximately $20 million upon the satisfaction of certain defined regulatory milestones; and approximately $20 million upon U.S. launch of SubQ™. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones. SubQ™ is comprised of the same NASHA™ substance as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ with a larger gel particle size and is understood to have patent protection until at least 2015.

SALES AND MARKETING

     Our combined dedicated sales force, consisting of 139 employees as of June 30, 2004, focuses on high prescribing dermatologists, plastic surgeons and podiatrists. Since a relatively small number of physicians are responsible for writing a majority of prescriptions and performing dermal aesthetic procedures, we believe that the size of our sales force is appropriate to reach our target physicians. Our dermatology and podiatric sales force consists of 102 employees who regularly call on approximately 5,000 dermatologists and 3,000 podiatrists. Our dermal aesthetic sales force consists of 37 employees who regularly call on leading plastic surgeons and aesthetic dermatologists. We also have four national account managers who regularly call on managed care organizations, large retail chains, formularies and related organizations.

     We cultivate relationships of trust and confidence with the high prescribing dermatologists and podiatrists and the leading plastic surgeons in the U.S. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites.

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

	Fiscal 2004	Fiscal 2003	Fiscal 2002
McKesson	36.9%	20.2%	19.4%
Cardinal	23.8%	25.4%	22.4%
Quality King	*	17.0%	26.7%
AmerisourceBergen	*	15.5%	11.1%

     * less than 10%

     McKesson is our sole distributor of our RESTYLANE® product, which was launched in January 2004.

MANUFACTURING

     We currently outsource all of our manufacturing needs, and we are required by the FDA to contract only with manufacturers that comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. Typically our manufacturing contracts are short-term. We review our manufacturing arrangements on a regular basis and assess the viability of alternative manufacturers if our current manufacturers are unable to fulfill our needs.

     Patheon, Inc. (“Patheon”) manufactures the capsule form of our DYNACIN® branded products under a supply agreement that automatically renews on an annual basis. Par Pharmaceutical, Inc. (“Par”) manufactures the tablet form of our DYNACIN® branded products in accordance with a supply agreement that expires in June 2012.

     Our PLEXION® and TRIAZ® branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that automatically renews on an annual basis.

     Our LOPROX® cream and gel branded products are manufactured by Aventis S.A. in accordance with a supply agreement that renews automatically on an annual basis. Our LOPROX® TS product is manufactured by DPT Lakewood on a purchase order basis. Our LOPROX® shampoo branded product is manufactured by Patheon under a supply agreement that automatically renews on an annual basis.

     Our OMNICEF® branded product, which we promote through a license agreement with Abbott, is manufactured by Abbott. The license agreement expires in 2013.

     Our RESTYLANE® branded product is manufactured by Q-Med pursuant to a long-term supply agreement that expires after 2013, at the earliest.

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

     We have obtained a number of patents covering key aspects of certain of our products, including a U.S. patent expiring in October 2015 covering various formulations of TRIAZ® and a U.S. patent expiring in 2015 covering RESTYLANE®. We have two patent applications pending related to our LOPROX® gel and shampoo formulations. We are also pursuing several other U.S. and foreign patent applications.

     We rely and expect to continue to rely upon unpatented proprietary know-how and technological innovation in the development and manufacture of many of our principal products. Our policy is to require all our employees, consultants and advisors to enter into confidentiality agreements with us.

COMPETITION

     The pharmaceutical and dermal aesthetics industries are characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals and dermal injection products, such as for our core brands.

     Many of our competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists and podiatrists and administered by plastic surgeons and aesthetic dermatologists.

     Several of our core prescription brands compete or may compete in the near future with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers.

GOVERNMENT REGULATION

     The manufacture and sale of cosmetics, drugs and medical devices are subject to regulation principally by the FDA and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”) and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. The Food and Drug Act and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.

     RESTYLANE® is a medical device intended for human use and is subject to regulation by the FDA in the United States. Unless an exemption applies, each medical device we market in the U.S. must have a Premarket Approval Application (“PMA”) in accordance with the Federal Food, Drug, and Cosmetic Act, as amended, or a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market). FDA regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety data obtained under approved clinical protocols and require compliance with “good manufacturing practices” (“GMPs”), as verified by detailed FDA inspections of manufacturing facilities. These regulations also require reporting of alleged product defects to the FDA. FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, GMPs and other general requirements. Class II devices are subject to special controls in addition to general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes data supporting the safety and effectiveness of the device. Periodic reports must be submitted to the FDA, including any descriptions of any adverse events reported. RESTYLANE® is regulated as a Class III medical device. RESTYLANE® has been approved by the FDA under a PMA.

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

     Each of the active ingredients in LOPROX® and OMNICEF® have been approved by the FDA under an NDA. The active ingredient in DYNACIN® has been approved by the FDA under an ANDA. The active ingredient in the TRIAZ® products has been classified as a Category III ingredient under a tentative final FDA monograph for over-the-counter use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (or “NDMA”), a trade association of over-the-counter drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in the TRIAZ® products, is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which we sell on a prescription basis, have the same ingredients at the same dosage levels as the over-the-counter products. When the FDA issues the final monograph, we may be required by the FDA to sell TRIAZ® as an over-the-counter drug unless we file an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against us and could have a material adverse effect on our business, financial condition and results of operations.

     Our TRIAZ® branded products must meet the composition and labeling requirements established by the FDA for products containing their respective basic ingredients. We believe that compliance with those established standards avoids the requirement for premarketing clearance of these products. There can be no assurance that the FDA will not take a contrary position. Our PLEXION® branded products, which contain the active ingredients sodium sulfacetamide and sulfur, are marketed under the FDA compliance policy entitled “Marketed New Drugs without Approved NDAs or ANDAs.”

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

     We also will be subject to foreign regulatory authorities governing clinical trials and pharmaceutical sales for products we seek to market outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country, the approval process time required may be longer or shorter than that required for FDA approval, and any foreign regulatory agency may refuse to approve any product we submit for review.

EMPLOYEES

     At June 30, 2004, we had 319 full-time employees. No employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

AVAILABLE INFORMATION

     We make available free of charge on or through our Internet website, www.medicis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available free of charge on or through our website our Business Code of Conduct and Ethics, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. The information contained on our website is not intended to be incorporated into this annual report on Form 10-K.

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

     Medicis undertakes no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operation could also be adversely affected by other factors besides those listed here. However, these are the risks our management currently believes are material.

RISKS RELATED TO OUR BUSINESS

We Derive A Majority Of Our Prescription Volume From Our Core Prescription Products, And Any Factor Adversely Affecting The Prescription Volume Related To These Products Could Harm Our Business, Financial Condition And Results Of Operations

     We believe that the prescription volume of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the United States on January 6, 2004, will constitute the majority of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. Many of our core prescription products, including DYNACIN® and LOPROX®, are subject to generic competition or may be in the near future. On July 18, 2004, Glades Pharmaceuticals, LLC, a wholly owned subsidiary of Stiefel Laboratories, Inc., announced the launch of myracT (minocycline hydrochloride tablets, USP), as a branded pharmaceutical product. MyracT tablets is a prescription product that competes directly with our DYNACIN® tablet products. On August 6, 2004, the FDA approved an ANDA submitted by Altana, Inc. for its ciclopirox topical suspension, a generic version of our LOPROX® TS product. Each of our core products could be rendered obsolete or uneconomical by regulatory or competitive changes. Sales related to our core prescription products and RESTYLANE® could also be adversely affected by other factors, including:

•	manufacturing or supply interruptions;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our core products;

•	marketing or pricing actions by one or more of our competitors;

•	regulatory action by the FDA and other government regulatory agencies;

•	changes in the prescribing or procedural practices of dermatologists, plastic surgeons and / or podiatrists;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies;

•	product liability claims;

•	the outcome of disputes relating to trademarks, patents, license agreements and other rights; and

•	restrictions on travel affecting the ability of our sales force to market to prescribing physicians and plastic surgeons in person.

We Cannot Assure You That Our Dermal Aesthetic Enhancement Products Will Maintain Widespread Acceptance

     We cannot assure you that we will be able to maintain market acceptance of our dermal aesthetic enhancement products. This market is very competitive and some of our competitors have been competing in this market for a significant period of time. Additionally, we expect that new competitors will be entering this market. If we are unable to anticipate, identify or react to competitive products or if changing consumer preferences in the dermal aesthetic enhancement marketplace shift to other treatments for the treatment of fine lines and wrinkles, shaping facial contours and correcting deep facial folds, we may experience difficulties in maintaining market acceptance or may experience a decline in demand for RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™. In addition, the popular media may produce negative reports on the efficacy, safety or side effects of these products, which could negatively impact consumer perceptions of the product and negatively influence market acceptance or cause a decline in demand. We cannot assure you that consumers will prefer RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ over other treatment options, or that we will be able to respond in a timely manner to changes in consumer preferences.

If Q-Med Is Unable To Protect Its Intellectual Property And Proprietary Rights With Respect To Our Dermal Aesthetic Enhancement Products, Our Business Could Suffer

     RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ currently have patent protection in the U.S. until 2015, and the exclusivity period of the license granted to us by Q-Med ends when the last patent covering the products expires. If the validity or enforceability of these patents is successfully challenged, the cost to our Company could be significant and our business may be harmed. If any such challenge is successful, Q-Med may be unable to supply products to us. We may be unable to market, distribute and commercialize the products or it may no longer be profitable for us to do so.

     On June 21, 2004 the United States International Trade Commission (“ITC”) instituted an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, at the request of Inamed Corporation (“Inamed”). The investigation identifies Medicis Aesthetics, Inc., a wholly owned subsidiary of Medicis, and Q-Med as Respondents in the investigation regarding Inamed’s allegation of infringement of its U.S. Patent No. 4,803,075, dated February 7, 1989, by the dermal filler, RESTYLANE®. Inamed has filed a parallel infringement action against Medicis and Q-Med in the U.S. District Court of the Southern District of California regarding the same patent. This action has been stayed pending the outcome of the ITC investigation. After a preliminary investigation regarding the above complaints, it is our belief that we have meritorious defenses as to the infringement claims and as to the validity of the Inamed patent.

Our Operating Results And Financial Condition May Fluctuate

     Our operating results and financial condition may fluctuate from quarter to quarter and year to year, depending upon the relative timing of events or uncertainties which may arise. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	development of new competitive products by others;

•	the mix of products that we sell during any time period;

•	our responses to price competition;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of core products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	seasonality of demand for our products;

•	our level of research and development activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations.

We May Not Be Able To Collect All Scheduled License Payments From BioMarin

     As part of our transaction with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 9 to our consolidated financial statements, BioMarin will make license payments to us of approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. Pursuant to the terms of the transaction, BioMarin is required to deposit $25 million of cash and $25 million of BioMarin common stock in escrow until the last of the four quarterly $12.5 million payments beginning July 2004 have been made. While we did receive the first quarterly $12.5 million license payment during August 2004, we cannot give any assurances as to BioMarin’s ability to make payments to us above and beyond the escrow amount, or the future value of the BioMarin common stock held in escrow.

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

Our Continued Growth Depends Upon Our Ability To Develop New Products

     We have internally developed potential pharmaceutical compounds and agents. We also have acquired the rights to certain potential compounds and agents in various stages of development. We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require significant commitments of personnel and financial resources. Due to the limited financial resources available for research and development, we cannot assure you that we will be able to develop a product or technology in a timely manner, or at all. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred.

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

     We have in the past, and may in the future, supplement our internal research and development by entering into research and development agreements with other pharmaceutical companies. We may, upon entering into such agreements, be required to make significant up-front payments to fund the projects. We cannot be sure, however, that we will be able to locate adequate research partners or that supplemental research will be available on terms acceptable to us in the future. If we are unable to enter into additional research partnership arrangements, we may incur additional costs to continue research and development internally or abandon certain projects. Even if we are able to enter into collaborations, we cannot assure you that these arrangements will result in successful product development or commercialization.

     In March 2003, we completed our acquisition of the rights to market, distribute and commercialize the dermal filler product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ in the U.S. and Canada. The products are approved for sale in Canada, and RESTYLANE® was approved for use in the U.S. on December 12, 2003. We cannot assure you that the FDA will approve PERLANE® and RESTYLANE FINE LINES™ in a timely fashion, or for the same indications as approved in other countries, or at all.

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

We Could Experience Difficulties In Obtaining Supplies of RESTYLANE®, PERLANE® And RESTYLANE FINE LINES™

     The manufacturing process to create bulk non-animal stabilized hyaluronic acid necessary to produce RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ is technically complex and requires significant lead-time. Any failure by us to accurately forecast demand for finished product could result in an interruption in the supply of RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ and a resulting decrease in sales of the products.

     We depend exclusively on Q-Med for our supply of RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a perpetual license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale.

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

We Depend On A Limited Number Of Customers, And If We Lose Any Of Them, Our Business Could Be Harmed

     Our customers include some of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen, Cardinal, McKesson, Quality King, and major drug chains. During fiscal 2004, McKesson and Cardinal accounted for 36.9%, and 23.8%, respectively, of our net revenues. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers.

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

We Rely On Others To Manufacture Our Products

     Currently, we outsource our entire product manufacturing needs. Typically, our manufacturing contracts are short-term. We are dependent upon renewing agreements with our existing manufacturers or finding replacement manufacturers to satisfy our requirements. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to outsource the manufacturing of our products on reasonable or acceptable terms.

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

     We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues.

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

     We cannot control or influence greatly the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel.

Fluctuations In Demand For Our Products Create Inventory Maintenance Uncertainties

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

     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in developing and manufacturing many of our core products. It is our policy to require all of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking or disclosing our proprietary information and technology. Nevertheless, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

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

Our Reported Earnings Per Share May Be More Volatile Because Of The Conversion Contingency Provision In Our Old Notes And New Notes

     In June 2002, we sold Contingent Convertible Senior Notes, due in 2032 (the “Old Notes”), in the amount of $400.0 million. In August 2003, we exchanged approximately $230.8 million in principal of these Old Notes for approximately $283.9 million of our Contingent Convertible Senior Notes due in 2033 (the “New Notes”). Included in the terms of the Old Notes and the New Notes is a provision that allows the holders of the Old Notes and New Notes to convert the Old Notes and New Notes into our Class A common stock during any quarter commencing after June 30, 2002, and September 30, 2003, respectively, if the closing sale price of our Class A common stock reaches certain milestone thresholds. Unless this contingency is met, the shares underlying the remaining Old Notes and New Notes are not included in the calculation of fully diluted earnings per share. Should this contingency be met, earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the earnings per share calculation. Volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

     During the quarters ended June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ending June 30, 2004, March 31, 2004 and December 31, 2003. During these periods, the underlying shares related to the Old Notes were included in fully diluted earnings per share.

We May Not Be Able To Repurchase The Old Notes And New Notes When Required

     On June 4, 2007, 2012 and 2017 and upon the occurrence of a change in control, holders of the remaining Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2008, 2013 and 2018 and upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. We may not have sufficient funds at the time of any such events to make the required repurchases.

     The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We cannot assure you, however, that sufficient funds will be available at the time of any such events to make any required repurchases of the Notes tendered. Furthermore, the use of available cash to fund the repurchase of the Old Notes or New Notes may impair our ability to obtain additional financing in the future.

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

     Some of our products are not of a type generally eligible for reimbursement. It is possible that products manufactured by others could address the same effects as our products and be subject to reimbursement. If this were the case, some of our products may be unable to compete on a price basis. In addition, decisions by state regulatory agencies, including state pharmacy boards, and/or retail pharmacies may require substitution of generic for branded products, may prefer competitors’ products over our own, and may impair our pricing and thereby constrain our market share and growth.

     Managed care initiatives to control costs have influenced primary-care physicians to refer fewer patients to dermatologists and other specialists. Further reductions in these referrals could reduce the size of our potential market, and harm our business, financial condition and results of operation.

We Are Subject To Extensive Governmental Regulation

     Pharmaceutical companies are subject to significant regulation by a number of national, state and local agencies. The FDA administers requirements covering testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, sampling, advertising and promotion of our products. In addition, the FTC and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. Failure to comply with applicable regulatory requirements could, among other things, result in:

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

     Before marketing any drug that is considered a “new drug” by the FDA, the FDA must provide its approval of the product. All products which are considered drugs which are not “new drugs” and that generally are recognized by the FDA as safe and effective for use do not require the FDA’s approval. We believe that some of our products, as they are promoted and intended for use, are exempt from treatment as “new drugs” and are not subject to approval by the FDA. The FDA, however, could take a contrary position, and we could be required to seek FDA approval of those products and the marketing of those products. We could also be required to withdraw those products from the market.

     Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services. We have established compliance program policies and training programs for our sales force which we believe are appropriate. The OIG, however, could take a contrary position, and we could be required to modify our sales representative activities.

Obtaining FDA And Other Regulatory Approvals Is Time Consuming And Expensive

     The process of obtaining FDA and other regulatory approvals is time consuming and expensive. Clinical trials are required and the marketing and manufacturing of pharmaceutical products are subject to rigorous testing procedures. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture or market any of the products we develop, acquire or license on a timely basis or at all. Moreover, the costs to obtain approvals could be considerable, and the failure to obtain or delays in obtaining an approval could significantly harm our business performance and financial results. Even if pre-marketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as:

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

     In recent years, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines, restrictions on access to certain products, reimportation of products from Canada or other sources and mandatory substitution of generic for branded products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

We Face Significant Competition Within Our Industry

     The pharmaceutical and dermal aesthetics industries are highly competitive. Competition in our industry occurs on a variety of fronts, including:

•	developing and bringing new products to market before others;

•	developing new technologies to improve existing products;

•	developing new products to provide the same benefits as existing products at less cost; and

•	developing new products to provide benefits superior to those of existing products.

     Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include Aventis, Bristol-Myers Squibb, Allergan, Elan, Galderma, GlaxoSmithKline, ICN Pharmaceuticals, Inamed, Johnson & Johnson, Pfizer, Schering-Plough, Wyeth and others.

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

ITEM 2: PROPERTIES

     During May 2003, we expanded our office space in Scottsdale, Arizona, to approximately 75,000 square feet under an amended lease agreement that expires in December 2010. The average annual expense under the amended lease agreement is approximately $2.1 million. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each.

     Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2005.

     Rent expense was approximately $2.1 million, $1.5 million and $1.4 million for fiscal 2004, 2003 and 2002, respectively. We believe these properties are adequate for our current and foreseeable purposes and that additional space will be available if needed.

ITEM 3: LEGAL PROCEEDINGS

     On November 9, 2001, prior to its merger with Medicis, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in the Business Session of the Superior Court of the Commonwealth of Massachusetts. In the action, the Triumph group claimed that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group sought damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. On April 9, 2004, the court ruled on the cross-motions in Ascent’s favor. Triumph’s cross-motion for summary judgment was denied and Ascent’s cross-motion for summary judgment was granted on all claims. The court entered its order dismissing the lawsuit on April 13, 2004. Triumph filed a notice of appeal on May 6, 2004. We continue to believe that the claims of the Triumph group are without merit and will vigorously contest the appeal.

     On October 15, 2003, Kiel Laboratories, Inc. (“Kiel”) filed suit against us in the U.S. District Court for the Northern District of Georgia. In that action, Kiel claims that as a result of our acquisition of certain assets from WE Pharmaceuticals, Inc. (“WE”), the Company interfered with an alleged contractual relationship between Kiel and WE, that the Company breached certain alleged contractual obligations, and that the Company violated the federal RICO laws. Kiel has not claimed a specific dollar amount in damages in the pleadings or discovery. The Company has denied all of Kiel’s allegations and is vigorously defending the litigation. The action currently is in the discovery phase.

     On June 21, 2004, the United States International Trade Commission (“ITC”) instituted an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, at the request of Inamed Corporation (“Inamed”). The investigation identifies Medicis Aesthetics, Inc., a wholly owned subsidiary of Medicis, and Q-Med as Respondents in the investigation regarding Inamed’s allegation of infringement of its U.S. Patent No. 4,803,075, dated February 7, 1989, by the dermal filler, RESTYLANE®. There is no provision for money damages in this proceeding. However, if there is a finding by the ITC that we have engaged in unfair trade practices, the ITC could order us to cease and desist from distributing any RESTYLANE® that we may have in our possession in the United States. Inamed has filed a parallel infringement action against Medicis and Q-Med in the U.S. District Court of the Southern District of California regarding the same patent. This action has been stayed pending the outcome of the ITC investigation. After a preliminary investigation regarding the above complaints, it is our belief that we have meritorious defenses as to the infringement claims and as to the validity of the Inamed patent.

     We and certain of our subsidiaries are parties to other actions and proceedings incident to our businesses, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, we believe, at the present time, that the ultimate resolution of these matters will not have a material adverse affect on our business. In our opinion, based upon consultation with legal counsel, as of June 30, 2004, the ultimate outcome with respect to any of these matters, based upon the information available to us, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and/or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Dividends Declared

     Medicis’ Class A common stock trades on the New York Stock Exchange under the symbol “MRX”. The following table sets forth the high and low sale prices for our Class A common stock on the New York Stock Exchange for the fiscal periods indicated. Prices have been restated to reflect the 2 for 1 stock split effected in the form of a stock dividend that occurred on January 23, 2004:

			DIVIDENDS
	HIGH	LOW	DECLARED
FISCAL YEAR ENDED JUNE 30, 2004
First Quarter	$32.00	$27.27	$0.025
Second Quarter	36.01	27.81	0.025
Third Quarter	41.50	33.86	0.025
Fourth Quarter	45.26	38.45	0.025
FISCAL YEAR ENDED JUNE 30, 2003
First Quarter	$23.70	$16.93	$—
Second Quarter	25.07	18.98	—
Third Quarter	28.30	22.61	—
Fourth Quarter	30.94	25.14	0.025

     On September 8, 2004, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $37.62 per share. As of such date, there were approximately 229 holders of record of Class A common stock and one holder of record of Class B common stock.

     During September 2004, all outstanding shares of Medicis’ Class B common stock were in the process of being converted into Class A common stock.

Dividend Policy

     During fiscal 2004, we paid quarterly cash dividends aggregating $5.5 million on our common stock. In addition, on June 10, 2004, we declared a cash dividend of $0.025 per issued and outstanding share of common stock payable on July 30, 2004, to our stockholders of record at the close of business on July 1, 2004. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

     Our 1.5% Contingent Convertible Senior Notes due 2033 require an adjustment to the conversion price if cash dividends of more than $0.025 per share per quarter are paid by us on our outstanding common stock.

Recent Sales of Unregistered Securities

     None.

Equity Compensation Plan Information

     Information required to be included about our equity compensation plan is incorporated by reference to the material under the caption “Equity Compensation Plan Information” in the proxy statement for our 2004 annual meeting of stockholders.

Repurchases of Common Stock

     In May 2003, our Board of Directors approved a new repurchase program that authorized the repurchase of up to $75 million of our common stock. This program provided for the repurchase of Class A common stock at such time as management determined. As of June 30, 2004, we had not repurchased any shares of our common stock under this program. In August 2004, our Board of Directors approved a new program that replaces the May 2003 program and authorizes the repurchase of up to $150 million of our common stock. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the five year period ended June 30, 2004 is derived from our audited consolidated financial statements and accompanying notes. The comparability of the years presented is impacted by certain product rights and business acquisitions. All business acquisitions were accounted for under the purchase method and accordingly, the results of operations reflect the financial results of each business acquisition from the date of the acquisition. Certain business acquisitions resulted in the write-off of in-process research and development resulting from an independent valuation. Gross profit does not include amortization of the related intangibles. All share and per share data have been restated to reflect the 2 for 1 stock split effected in the form of a stock dividend that occurred on January 23, 2004.

	FISCAL YEAR ENDED JUNE 30,
	2004	2003	2002		2001		2000
	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$303,722	$247,539	$212,807		$167,802		$139,099
Gross profit	257,116	209,279	177,042		137,105		113,187
Operating expenses:
Selling, general and administrative	118,252	91,648	77,314		59,508		45,404
Research and development	16,494 (a)	29,568 (b)	15,132	(c)	25,515	(d)	4,903
In-process research and development	—	—	6,217		—		—
Depreciation and amortization	16,794	10,125	7,928		8,261		7,374

Total operating expenses	151,540	131,341	106,591		93,284		57,681

Operating income	105,576	77,938	70,451		43,821		55,506
Other:
Net interest (expense) income	(759)	(278)	8,533		15,504		11,876
Income tax expense	(15,317)	(26,404)	(28,960)		(18,905)		(24,388)
Loss on early extinguishment of debt	(58,660)	—	—		—		—

Net income	$30,840	$51,256	$50,024		$40,420		$42,994

Basic net income per share	$0.55	$0.94	$0.83		$0.67		$0.74

Diluted net income per share	$0.52	$0.91	$0.80		$0.64		$0.70

Cash dividend declared per common share	$0.10	$0.025	—		—		—

Basic common shares outstanding	55,618	54,376	60,536		60,268		58,058

Diluted common shares outstanding	59,258	56,422	62,810		63,388		60,998

(a)	Includes $2.4 million paid to Dow Pharmaceutical Sciences, Inc. (“Dow”) for a research and development collaboration

(b)	Includes $14.2 million paid to Dow for a research and development collaboration and $6.0 million paid to aaiPharma, Inc. (“aaiPharma”) for a research and development collaboration

(c)	Includes $7.7 million paid to aaiPharma for a research and development collaboration

(d)	Includes $17.0 million paid to Corixa Corporation for a development, commercialization and licensing agreement

	JUNE 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$634,040	$552,663	$577,576	$334,157	$285,737
Working capital	666,743	576,781	611,259	358,468	312,302
Total assets	1,078,384	932,841	876,273	550,007	496,113
Long-term obligations	—	—	—	—	14,914
Long-term debt	453,067	400,000	400,000	—	—
Stockholders’ equity	555,303	461,121	429,059	503,453	437,439

	FISCAL YEAR ENDED JUNE 30,
	2004	2003	2002	2001	2000
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$127,964	$84,667	$73,542	$71,120	$41,238
Net cash (used in) provided by investing activities	(166,341)	(113,709)	(341,660)	(97,981)	13,387
Net cash provided by (used in) financing activities	40,621	(23,343)	254,938	12,548	9,944

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies and estimates. You should read the following discussion and analysis together with our consolidated financial statements, including the related notes, which are included in this report on Form 10-K. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Risk Factors that May Affect Future Results” in Item 1 in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report. Our MD&A is composed of four major sections; Executive Summary, Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies and Estimates.

EXECUTIVE SUMMARY

     We are a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the United States for the treatment of dermatological, aesthetic and podiatric conditions in the United States and Canada. We offer a broad range of products addressing various conditions, including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).

     Our current product franchises are divided between the Dermatological and Non-dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-dermatological field represents products for the treatment of Asthma (until May 2004) and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF® and RESTYLANE®. The Non-dermatological product lines include BUPHENYL® and ORAPRED®, which was one of the Company’s core brands until it was licensed to BioMarin in May 2004.

Key Aspects of Our Business

     We derive a majority of our prescription volume from our core prescription products. We believe that the prescription volume of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the United States on January 6, 2004, will constitute the majority of our sales for the foreseeable future.

     We have built our business by executing a four-part growth strategy. This strategy consists of promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses.

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

     We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. These data are extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production; underestimates may result in inadequate supply of our products in channels of distribution.

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

     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our products, consistent with prescriptions written by licensed health care providers. Because many of our products compete in multi-source markets, it is important for us to ensure the licensed healthcare providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. We believe such availability strongly reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce.

     We cannot control or influence greatly the purchasing patterns of our wholesale and retail drug chain customers. These are highly sophisticated customers that purchase products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel.

     The following significant events and transactions occurred during fiscal 2004 and affected our results of operations, our cash flows and our financial condition:

-	Launch of RESTYLANE® in the United States Following Approval by the FDA

-	Licensing of ORAPRED® to BioMarin

-	Sale of Products to Taro Pharmaceuticals U.S.A., Inc. (“Taro”)

-	Exchange of our Contingent Convertible Senior Notes

Launch of RESTYLANE® in the United States Following Approval by the FDA

     In March 2003, we acquired from Q-Med the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™. We paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, $19.4 million in May 2004 upon certain cumulative commercial milestones being achieved and will pay approximately $29.1 million upon FDA approval of PERLANE®. RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ had previously been approved for use in Canada, and on December 12, 2003, the FDA approved RESTYLANE® for use in the United States. On January 6, 2004, we began commercial sales of RESTYLANE® in the United States. This was an important event for us as it represented our entrance into the dermal aesthetics market in the U.S., a market that we had invested a significant amount of resources in preparation of entering. In addition to the license fee and milestone payments paid to Q-Med for the exclusive rights to the products, we invested incremental costs associated with the hiring of a dedicated aesthetics sales force, additional headquarters personnel to support sales force efforts, including product management, customer service and training personnel, expenses associated with public relations, physician training and continuing medical education, and other administrative expenses. We believe the dermal aesthetics market will be an integral part of our business for the foreseeable future.

     On June 21, 2004, the ITC instituted an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, at the request of Inamed. The investigation identifies Medicis Aesthetics Inc., a wholly owned subsidiary of Medicis, and Q-Med as Respondents in the investigation regarding Inamed’s allegation of infringement of its U.S. Patent No. 4,803,075, dated February 7, 1989, by the dermal filler, RESTYLANE®. Inamed has filed a parallel infringement action against Medicis and Q-Med in the U.S. District Court of the Southern District of California regarding the same patent. This action has been stayed pending the outcome of the ITC investigation. After a preliminary investigation regarding the above complaints, it is our belief that we have meritorious defenses as to the infringement claims and as to the validity of the Inamed patent.

Licensing of ORAPRED® to BioMarin

     On May 18, 2004, we closed an asset purchase agreement and license agreement and executed a securities purchase agreement with BioMarin. The asset purchase agreement involves BioMarin’s purchase of assets related to ORAPRED®, including assets concerning the Ascent field sales force. ORAPRED® and related pediatric intellectual property is owned by Ascent, a wholly owned subsidiary of Medicis. The license agreement grants BioMarin the exclusive worldwide rights to ORAPRED®, including proprietary taste-masking technologies and related development technologies. The securities purchase agreement grants BioMarin the option to purchase all outstanding shares of common stock of Ascent, based on certain conditions. As part of the transaction, the name Ascent Pediatrics, Inc. was changed to Medicis Pediatrics, Inc.

     Under terms of the agreements, BioMarin will make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin will also make payments of $2.5 million per quarter for six quarters beginning in July 2004 for reimbursement of certain contingent payments as discussed in Note 9 to our consolidated financial statements. The license agreement will terminate in July 2009. At that time, based on certain conditions, BioMarin will have the option to purchase all outstanding shares of Ascent for approximately $82 million. The payment will consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time.

     As of the closing date of the transaction, BioMarin is responsible for all marketing and promotional efforts regarding the sale of ORAPRED®. As a result, we no longer advertise or promote any oral liquid prednisolone sodium phosphate solution product or any related line extension. We have the responsibility for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin will be responsible for paying us for future finished goods inventory delivered by us through June 30, 2005. During the term of the license agreement, we will maintain ownership of the intellectual property and, consequently, will continue to amortize the related intangible assets. Payments received from BioMarin under the license agreement are treated as contract revenue, which is included in net revenues in our consolidated statements of income.

Sale of Products to Taro

     On January 14, 2003, Taro licensed with an option to purchase from us four branded prescription product lines for sale in the U.S. and Puerto Rico. The license agreement was effective on January 14, 2003 and extended through June 1, 2004, after which Taro had the option to purchase the product lines. Medicis received quarterly license payments from Taro during the term of the agreement. Under terms of the agreement, Taro licensed from us the following four brands: TOPICORT® (desoximetasone), a topical corticosteroid used for inflammatory skin diseases; A/T/S® (erythromycin), a topical antibiotic used in the treatment of acne; OVIDE® (malathion), a pediculicide used in the treatment of head lice; and PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections. Taro purchased the product lines at the end of the term of the agreement for $12.1 million. The carrying value of the intangible assets related to these products was written off as of the sale date, and a loss of approximately $32,000 was recognized during fiscal 2004 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. We incurred $350,000 of professional fees related to the transaction.

Exchange of Contingent Convertible Senior Notes

     On August 14, 2003, we exchanged approximately $230.8 million in principal amount of our 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) for approximately $283.9 million in principal amount of our 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”). Holders of Old Notes that accepted our exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose not to exchange continue to be subject to the terms of the Old Notes.

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

     The New Notes are convertible, at the holders’ option, prior to the maturity date into shares of our Class A common stock in the following circumstances:

•	during any quarter commencing after September 30, 2003, if the closing price of our Class A common stock over a specified number of trading days during the previous quarter, including the last trading day of each quarter, is more than 120% of the conversion price of the New Notes, or $46.51. The Notes are initially convertible at a conversion price of $38.76 per share, which is equal to a conversion rate of approximately 25.7998 shares per $1,000 principal amount of New Notes, subject to adjustment;

•	if we have called the New Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the New Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our Class A common stock on that day multiplied by the number of shares of our Class A common stock issuable upon conversion of $1,000 principal amount of the New Notes; or

•	upon the occurrence of specified corporate transactions.

     The New Notes, which are unsecured, do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities and do not contain any financial covenants. The New Notes require an adjustment to the conversion price if cash dividends of more than $0.025 per quarter (after giving effect to the stock split described in Note 16 to our consolidated financial statements) are paid by us on our outstanding common stock.

     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. During the fiscal first quarter ended September 30, 2003, we recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding Old Notes fees. We incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. We are amortizing these costs over the five-year Put period, which runs through August 2008.

     Unless a conversion contingency is met, the shares underlying the remaining Old Notes and New Notes are not included in the calculation of fully diluted earnings per share. Should a contingency be met, earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the earnings per share calculation. Volatility in our stock price could cause a contingency to be met in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

Subsequent Events

     In addition to the events and transactions described above, the following events and transactions occurred subsequent to the date of our fiscal year end:

License of SubQTM from Q-Med

     On July 15, 2004, we entered into an exclusive license agreement with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQTM. Q-Med will have the exclusive right to manufacture SubQTM for Medicis. SubQTM is not approved currently for use in the United States and Canada.

     Under the terms of the agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, will license SubQTM for approximately $80 million, due as follows: approximately $30 million upon closing of the transaction, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005; approximately $10 million upon completion of certain clinical milestones; approximately $20 million upon the satisfaction of certain defined regulatory milestones; and approximately $20 million upon U.S. launch of SubQTM. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.

     SubQTM is comprised of the same NASHATM (non-animal stabilized hyaluronic acid) substance as RESTYLANE®, PERLANE® and RESTYLANE FINE LINESTM with a larger gel particle size and is understood to have patent protection until at least 2015.

License of Product Rights to Taro

     On July 27, 2004, we entered into an exclusive license and optional purchase agreement with Taro pursuant to which Taro will market, distribute and sell the LUSTRA® family of products and two development stage products in the United States, Canada and Puerto Rico. The license agreement was effective immediately and extends through July 1, 2007, after which Taro may purchase the product lines.

Repurchases of Common Stock

     In August 2004, our Board of Directors approved a new program that authorizes the repurchase of up to $150 million of our common stock. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

Competitive Developments

     On July 18, 2004, Glades Pharmaceuticals, LLC, a wholly owned subsidiary of Stiefel Laboratories, Inc., announced the launch of myracT (minocycline hydrochloride tablets, USP), as a branded pharmaceutical product. MyracT tablets is a prescription product that competes directly with our DYNACIN® tablet products.

     On August 6, 2004, the FDA approved an ANDA submitted by Altana, Inc. for its ciclopirox topical suspension, a generic version of our LOPROX® TS product.

RESULTS OF OPERATIONS

     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

Percentage of Net Revenues

	FISCAL YEAR ENDED JUNE 30,
	2004***	2003**	2002*
Net revenues	100.0%	100.0%	100.0%
Gross profit	84.7	84.5	83.2
Operating expenses	49.9	53.1	50.1
Operating income	34.8	31.5	33.1
Interest (expense) income, net	(0.2)	(0.1)	4.0
Loss on early extinguishment of debt	(19.3)	—	—

Income tax expense	(5.0)	(10.7)	(13.6)

Net income	10.2%	20.7%	23.5%

*	Included in operating expenses is a $6.2 million charge (2.9% of net revenues) for in-process research and development related to the merger with Ascent and a $7.7 million payment (3.6% of net revenues) to aaiPharma for a research and development collaboration.

**	Included in operating expenses is $14.2 million in payments (5.7% of net revenues) to Dow for a research and development collaboration and a $6.0 million payment (2.4% of net revenues) to aaiPharma for a research and development collaboration.

***	Included in operating expenses is a $2.4 million payment (0.8% of net revenues) to Dow for a research and development collaboration.

Fiscal Year Ended June 30, 2004 Compared To Fiscal Year Ended June 30, 2003

Net Revenues

     The following table sets forth the net revenues for the fiscal years ended June 30, 2004 (“fiscal 2004”) and June 30, 2003 (“fiscal 2003”), along with the percentage of net revenues for each of our product categories (amounts in millions):

	Fiscal 2004	Fiscal 2003	$ Change	% Change
Net revenues	$303.7	$247.5	$56.2	22.7%

	Fiscal 2004	Fiscal 2003	Change
Acne and acne-related dermatological products	30.5%	33.6%	(3.1)%
Non-acne dermatological Products	50.9%	36.7%	14.2%
Non-dermatological products	18.6%	29.7%	(11.1)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during fiscal 2004 primarily as a result of growth in sales of the DYNACIN®, LOPROX®, RESTYLANE® and TRIAZ® products. The Acne and acne-related dermatological product net revenues decreased as a percentage of net revenues, but increased in net dollars by 11.5% primarily due to the introduction of DYNACIN® in tablet form in May 2003 and the introduction of TRIAZ® in pad form in July 2003. The Non-acne dermatological product net revenues increased as a percentage of net revenues during fiscal 2004 primarily due to the launch of RESTYLANE® in the United States in January 2004 and the introduction of LOPROX® Shampoo in March 2003. The Non-dermatological product net revenues decreased as a percentage of net revenues primarily due to the increase in net revenues in the other products, and decreased net revenues of ORAPRED®. The Non-dermatological product net revenues decreased 23.4% from fiscal 2003 to fiscal 2004. ORAPRED® was licensed to BioMarin as of May 18, 2004, and the licensing revenue recognized during fiscal 2004 subsequent to that date was less than the ORAPRED® product revenue for the comparable period during fiscal 2003.

Gross Profit

     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative mix of higher gross product profit products and lower gross profit products can affect our total gross profit.

     The following table sets forth our gross profit for fiscal years 2004 and 2003, along with the percentage of net revenues represented by such gross profit (amounts in millions):

	Fiscal 2004	Fiscal 2003	$ Change	% Change
Gross profit	$257.1	$209.3	$47.8	22.9%
% of net revenues	84.7%	84.5%

     The increase in gross profit during fiscal 2004 as compared to fiscal 2003 was due to the increase in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during fiscal 2004 as compared to during fiscal 2003.

Selling, General and Administrative Expenses

     The following table sets forth our selling, general and administrative expenses for fiscal years 2004 and 2003, along with the percentage of net revenues represented by such selling, general and administrative expenses (amounts in millions):

	Fiscal 2004	Fiscal 2003	$ Change	% Change
Selling, general and administrative	$118.3	$91.6	$26.7	29.0%
% of net revenues	38.9%	37.0%

     The increase in selling, general and administrative expenses from fiscal 2003 to fiscal 2004 was primarily attributable to incremental costs associated with the establishment of a sales and marketing program for RESTYLANE®. We have incurred incremental costs associated with the hiring of a dedicated aesthetics sales force, additional headquarters personnel to support sales force efforts, including product management, customer service and training personnel, expenses associated with public relations, physician training and continuing medical education, and other administrative expenses. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004.

Research and Development Expenses

     The following table sets forth our research and development expenses for fiscal years 2004 and 2003 (amounts in millions):

	Fiscal 2004	Fiscal 2003	$ Change	% Change
Research and development	$16.5	$29.6	$(13.1)	(44.2)%
Charges included in research and development	2.4	20.2	(17.8)	(88.0)%

     Included in research and development expenses for fiscal 2004 was a milestone payment of $2.4 million under a license and development agreement with Dow for a patented dermatological product. Included in fiscal 2003 research and development expense was $14.2 million in milestone payments under a license and development agreement with Dow for a patented dermatologic product, and a $6.0 million milestone payment to aaiPharma under an agreement for the development, commercialization and license of a key dermatologic product. Absent these charges, research and development expenses increased 50.1%, or $4.7 million, to $14.1 million during fiscal 2004 from $9.4 million during fiscal 2003. This increase is due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses during fiscal 2004 increased 65.9%, or $6.7 million, to $16.8 million from $10.1 million during fiscal 2003. This increase was primarily due to the amortization of expenses associated with the acquisition of the RESTYLANE® family of products, which began in March 2003, and the amortization related to the $53.3 million and $19.4 million milestone payments made to Q-Med in December 2003 and May 2004, respectively, which are being amortized over 15 years.

Loss on Early Extinguishment of Debt

     On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. As a result of the exchange, we recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding Old Notes fees.

Interest Income

     Interest income during fiscal 2004 decreased 18.3%, or $2.2 million, to $10.1 million from $12.3 million during fiscal 2003, primarily due to a decrease in interest rate yields.

Interest Expense

     Interest expense during fiscal 2004 decreased 14.1%, or $1.8 million, to $10.8 million from $12.6 million during fiscal 2003. This decrease was due to the August 2003 exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum.

Income Tax Expense

     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal years 2004 and 2003 (amounts in millions):

	Fiscal 2004	Fiscal 2003	$ Change	% Change
Income tax expense	$15.3	$26.4	$(11.1)	(42.0)%
Effective tax rate	33.2%	34.0%

     The decrease in income tax expense and the effective tax rate from fiscal 2003 to fiscal 2004 was primarily due to the decrease in pretax earnings as a result of the loss on the early extinguishment of debt. Excluding the loss on early extinguishment of debt, our adjusted effective tax rate for fiscal 2004 was 35%. The increase in the adjusted effective tax rate to 35% in fiscal 2004 compared to the effective tax rate of 34% in fiscal 2003 is primarily attributable to a decrease in research and development credits associated with the decrease in research and development expenditures. The effective rate is lower than the expected combined federal and state income tax rates due to approximately $5.3 million and $5.9 million of tax-exempt interest income in fiscal 2004 and fiscal 2003, respectively, and contributions to charitable programs that receive favorable tax treatment. Our full year effective tax rate may increase in fiscal 2005 compared to our adjusted effective tax rate in fiscal 2004 due to expected changes in the mix of earnings and the expiration of the U.S. research and development tax credit.

Fiscal Year Ended June 30, 2003 Compared To Fiscal Year Ended June 30, 2002

Net Revenues

     The following table sets forth the net revenues for fiscal 2003 and the fiscal year ended June 30, 2002 (“fiscal 2002”), along with the percentage of net revenues for each of our product categories (amounts in millions):

	Fiscal 2003	Fiscal 2002	$ Change	% Change
Net revenues	$247.5	$212.8	$34.7	16.3%

	Fiscal 2003	Fiscal 2002	Change
Acne and acne-related dermatological products	33.6%	43.4%	(9.8)%
Non-acne dermatological products	36.7%	34.0%	2.7%
Non-dermatological products	29.7%	22.6%	7.1%

Total net revenues	100.0%	100.0%	—

     Our net revenues increased during fiscal 2003 primarily as a result of growth in sales of the LOPROX®, OMNICEF®, ORAPRED® and BUPHENYL® products. The Acne and acne-related dermatological product net revenues decreased as a percentage of total net revenues primarily due to a decrease in sales of the PLEXION® product line. This decrease was primarily due to increased competition as four products entered the market in fiscal 2003. The growth in sales of the LOPROX® product line is the primary cause of the Non-acne dermatological product net revenues growth as a percentage of total net revenues from fiscal 2002 to fiscal 2003. The growth in sales of ORAPRED® and BUPHENYL® products was the primary cause of the Non-dermatological product net revenues growth as a percentage of total net revenues from fiscal 2002 to fiscal 2003.

Gross Profit

     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative mix of higher gross product profit products and lower gross profit products can affect our total gross profit.

     The following table sets forth our gross profit for fiscal years 2003 and 2002, along with the percentage of net revenues represented by such gross profit (amounts in millions):

	Fiscal 2003	Fiscal 2002	$ Change	% Change
Gross profit	$209.3	$177.0	$32.3	18.2%
% of net revenues	84.5%	83.2%

     The increase in gross profit during fiscal 2003 as compared to fiscal 2002 was due to the increase in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to a higher percentage of total sales related to our LOPROX® and ORAPRED® products, which have higher gross profit percentages than our other products.

Selling, General and Administrative Expenses

     The following table sets forth our selling, general and administrative expenses for fiscal years 2003 and 2002, along with the percentage of net revenues represented by such selling, general and administrative expenses (amounts in millions):

	Fiscal 2003	Fiscal 2002	$ Change	% Change
Selling, general and administrative	$91.6	$77.3	$14.3	18.5%
% of net revenues	37.0%	36.3%

     The increase in selling, general and administrative expenses during fiscal 2003 from fiscal 2002 was primarily attributable to a full fiscal year of costs associated with our Ascent (pediatrics) sales force, including salaries and travel expenses, and increases in personnel costs related to the hiring of additional full-time equivalent employees, yearly salary escalations for existing employees, operational expenses related to the acquired RESTYLANE® family of products and an increase in variable costs commensurate with increased sales volume.

Research and Development Expenses

     The following table sets forth our research and development expenses for fiscal years 2003 and 2002 (amounts in millions):

	Fiscal 2003	Fiscal 2002	$ Change	% Change
Research and development	$29.6	$15.1	$14.5	95.4%
Charges included in research and development	20.2	7.7	12.5	162.2%

     Included in fiscal 2003 research and development expense is $14.2 million in milestone payments under a license and development agreement with Dow for a patented dermatologic product, and a $6.0 million milestone payment to aaiPharma under an agreement for the development, commercialization and license of a key dermatologic product. Included in fiscal 2002 research and development expense is a $7.7 million payment to aaiPharma under that agreement. Absent these charges, research and development expense increased $2.0 million, to $9.4 million in fiscal 2003 from $7.4 million in fiscal 2002. As a percentage of net revenues, total research and development expenses increased from 7.1% in fiscal 2002 to 12.0% in fiscal 2003. This increase is primarily attributable to the increased milestone payments incurred during 2003 as compared to 2002. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

In-Process Research and Development Expense

     We recorded a $6.2 million charge to operations for in-process research and development during fiscal 2002 as part of the allocated purchase price related to the merger with Ascent. There were no in-process research and development charges during fiscal 2003. The amount allocated to in-process research and development was based on an independent valuation of Ascent’s completed and in-process technologies. During fiscal 2004 and 2003, we incurred development costs of approximately $0.5 million and $0.6 million, respectively, related to the acquired in-process research and development. We licensed the research and development technologies to BioMarin on May 18, 2004 under the terms of a license agreement, as further described in the “EXECUTIVE SUMMARY” section.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses during fiscal 2003 increased 27.7%, or $2.2 million, to $10.1 million from $7.9 million in fiscal 2002. This increase was primarily due to the amortization of expenses associated with the acquisition of the RESTYLANE® family of products, which began in March 2003 and is being amortized over 15 years.

Interest Income

     Interest income during fiscal 2003 increased 24.1%, or $2.4 million, to $12.3 million from $9.9 million during fiscal 2002, primarily due to an increase in cash available for investment from the issuance of our Old Notes during June 2002 and an increase in cash flows from operations.

Interest Expense

     Interest expense during fiscal 2003 increased $11.2 million, to $12.6 million from $1.4 million during fiscal 2002, primarily due to the issuance of our Old Notes during June 2002. Interest payable on these Old Notes accrues at 2.5% per annum. In addition, amortization of deferred financing costs related to the Old Notes is recognized as interest expense over the Put period of the Old Notes. Total interest expense recognized during fiscal 2003 related to these Old Notes, including the amortization of deferred financing costs, was approximately $12.5 million.

Income Tax Expense

     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal years 2003 and 2002 (amounts in millions):

	Fiscal 2003	Fiscal 2002	$ Change	% Change
Income tax expense	$26.4	$29.0	$(2.6)	(8.8)%
Effective tax rate	34.0%	36.7%

     The decrease in the effective tax rate was primarily due to increased tax credits generated by the $20.2 million in research and development milestone payments made during fiscal 2003, and the $6.2 million charge that we recorded in fiscal 2002 for in-process research and development related to the merger with Ascent, which was non-deductible for tax purposes in fiscal 2002. In addition, the effective rate is lower than expected federal and state income tax rates due to approximately $5.9 million and $5.7 million of tax-exempt interest income in fiscal 2003 and 2002, respectively, and contributions to charitable programs that receive favorable tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     The following table highlights selected cash flow components for fiscal 2004 and fiscal 2003, and selected balance sheet components as of June 30, 2004 and June 30, 2003 (amounts in millions):

	Fiscal 2004	Fiscal 2003	$ Change	% Change
Cash provided by (used in):
Operating activities	$128.0	$84.7	$43.3	51.1%
Investing activities	(166.3)	(113.7)	(52.6)	(46.3)%
Financing activities	40.6	(23.3)	(63.9)	(274.1)%

	June 30, 2004	June 30, 2003	$ Change	% Change
Cash, cash equivalents, restricted cash and short-term investments	$634.0	$552.7	$81.3	14.7%
Working capital	666.7	576.8	89.9	15.6%
2.5% contingent convertible senior notes due 2032	169.2	400.0	(230.8)	(57.7)%
1.5% contingent convertible senior notes due 2033	283.9	—	283.9	100.0%

Working Capital

     Working capital as of June 30, 2004 and June 30, 2003 consisted of the following (amounts in millions):

	June 30, 2004	June 30, 2003	$ Change	% Change
Cash, cash equivalents, restricted cash and short-term investments	$634.0	$552.7	$81.3	14.7%
Accounts receivable, net	47.9	51.7	(3.8)	(7.4)%
Inventories, net	19.5	14.0	5.5	39.5%
Deferred tax assets, net	14.1	10.5	3.6	35.0%
Other current assets	18.3	16.8	1.5	8.7%

Total current assets	733.8	645.7	88.1	13.7%
Accounts payable	13.9	18.6	(4.7)	(25.1)%
Short-term contract obligation	17.9	18.3	(0.4)	(0.2)%
Income taxes payable	0.7	0.5	0.2	48.0%
Other current liabilities	34.6	31.5	3.1	9.9%

Total current liabilities	67.1	68.9	(1.8)	(0.3)%

Working capital	$666.7	$576.8	$89.9	15.6%

     We had cash, cash equivalents, restricted cash and short-term investments of $634.0 million and working capital of $666.7 million at June 30, 2004, as compared to $552.7 million and $576.8 million, respectively, at June 30, 2003. As of June 30, 2004, we did not have any restricted cash or restricted short-term investments, as the escrow account related to our acquisition of product rights from Q-Med was liquidated and paid to Q-Med upon the FDA’s approval of RESTYLANE®.

     Working capital increased from June 30, 2003 to June 30, 2004 primarily due the increase in cash, cash equivalents, restricted cash and short-term investments, which was primarily due to our net earnings generated during fiscal 2004, adjusted for the $58.7 million non-cash loss on the early extinguishment of debt, depreciation and amortization, and $20.4 million of tax benefits from stock option exercises during fiscal 2004.

     Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale needs and to fund our share repurchase program.

Operating Activities

     Net cash provided by operating activities during fiscal 2004 increased 51.1%, or $43.3 million, to $128.0 million from $84.7 million during fiscal 2003. Our operating cash flow for fiscal 2004 was generated principally by our net earnings, adjusted for the $58.7 million non-cash loss on the early extinguishment of debt and other non-cash charges including depreciation and amortization, as well as $20.4 million of tax benefits from stock option exercises.

Investing Activities

     Net cash used in investing activities during fiscal 2004 increased $52.6 million, to $166.3 million from $113.7 million during fiscal 2003. Net cash used in investing activities during fiscal 2004 included $84.1 million in payments for the purchase of product rights, including $72.7 million in milestone payments to Q-Med.

     On December 12, 2003, the FDA approved RESTYLANE® for use in the United States, and a payment of $53.3 million was made to Q-Med upon the occurrence of this milestone. In May 2004, we paid $19.4 million to Q-Med as a result of certain cumulative commercial milestones being achieved. We will pay Q-Med approximately $29.1 million upon FDA approval of PERLANE®.

Financing Activities

     Net cash provided by financing activities during fiscal 2004 was $40.6 million compared to net cash used in financing activities of $23.3 million during fiscal 2003. The change is primarily attributable to the purchase of $36.0 million of treasury stock during fiscal 2003 while no cash was used to purchase treasury stock during fiscal 2004, as well as $51.4 million of proceeds from the exercise of stock options received during fiscal 2004, as compared to $12.8 million received during fiscal 2003.

Contingent Convertible Senior Notes and Other Long-Term Commitments

     On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose to not exchange will continue to be subject to the terms of the Old Notes. See Note 13 of Notes to Consolidated Financial Statements for further discussion.

     The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. The New Notes require an adjustment to the conversion price if cash dividends of more than $0.025 per quarter (after giving effect to the 2 for 1 stock split in January 2004) are paid by the Company on its outstanding common stock.

     Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $67.1 million of current liabilities at June 30, 2004. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

Repurchases of Common Stock

     In May 2003, our Board of Directors approved a new repurchase program that authorized the repurchase of up to $75 million of our common stock. This program provided for the repurchase of Class A common stock at such times as management determined. As of June 30, 2004, we had not repurchased any shares of our common stock under this program. In August 2004, our Board of Directors approved a new program that replaces the May 2003 program and authorizes the repurchase of up to $150 million of our common stock. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

Dividends

     During fiscal 2004, we paid quarterly cash dividends aggregating $5.5 million on our common stock. In addition, on June 10, 2004, we declared a cash dividend of $0.025 per issued and outstanding share of common stock payable on July 30, 2004 to our stockholders of record at the close of business on July 1, 2004. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Line of Credit

     We have a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by us, at our discretion, and is collateralized by our principal assets. The outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2004. The agreement requires us to comply with certain covenants, including covenants relating to our financial condition and results of operation. We have not drawn on this credit facility.

Off-Balance Sheet Arrangements

     We do not have any transactions, arrangements and other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements. See Note 14 of the financial statements regarding our lease commitments and other commitments.

Contractual Obligations

     The following table summarizes our significant contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at June 30, 2004 or certain other purchase obligations as discussed below (in thousands):

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$453,067	$—	$—	$—	$453,067
Operating leases	13,683	2,050	4,168	6,399	1,066
Other purchase obligations and commitments	867	173	347	347	—

Total contractual obligations	$467,617	$2,223	$4,515	$6,746	$454,133

     Other purchase obligations and commitments include payments due under research and development and consulting contracts.

     Purchase orders for raw materials, finished goods and other goods and services are not included in the above table. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors with relatively short timetables. We do not have significant agreements for the purchase of raw materials or finished goods specifying minimum quantities or set prices that exceed our short-term expected requirements. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

     The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in this report. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our consolidated financial statements and are important in understanding our financial condition and results of operations.

Revenue Recognition

     Revenue from product sales is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for early payment discounts, and estimates for chargebacks, managed care and Medicaid rebates, damaged product returns, exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us as our best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.

     We enter into licensing arrangements with other parties whereby we receive contract revenue based on the terms of the agreement. The timing of revenue recognition is dependent on the level of our continuing involvement in the manufacture and delivery of licensed products. If we have continuing involvement, the revenue is deferred and recognized on a straight-line basis over the period of continuing involvement. In addition, if our licensing arrangements require no continuing involvement and payments are merely based on the passage of time, we will assess such payments for revenue recognition under the collectibility criteria of SAB 104.

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

     If the levels of chargebacks, managed care and Medicaid rebates, damaged product returns and exchanges for expired products fluctuate significantly and/or if our estimates do not adequately reserve for these reductions of net product revenues, our reported net product revenues could be negatively affected.

     Accounts receivable are presented net of allowances related to the above provisions of approximately $13.1 million and $12.7 million at June 30, 2004 and June 30, 2003, respectively.

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

     When we determine that the carrying value of goodwill and other identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow and, if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we do not amortize goodwill. In lieu of amortization, we are required to perform an impairment review of goodwill on an annual basis. If we determine through the impairment process that goodwill has been impaired, we would record the impairment charge in our statement of income.

     As a result of our acquisitions, we included approximately $55.4 million and $55.3 million of goodwill on our consolidated balance sheets as of June 30, 2004 and June 30, 2003, respectively.

     As a result of our acquisitions of product rights and other identifiable intangible assets, we have included approximately $275.7 million and $218.8 million as net intangible assets on our consolidated balance sheets as of June 30, 2004 and June 30, 2003, respectively. Estimated amortization expense for intangible assets as of June 30, 2004 for each of the five succeeding fiscal years is approximately $4.4 million.

Income Taxes

     Income taxes are determined using an annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of tax-exempt interest, charitable contribution deductions and research and experimentation tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and experimentation tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.

     Deferred income taxes are presented net of a valuation allowance of approximately $17.5 million as of June 30, 2004 and June 30, 2003.

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

     If the levels of managed care and Medicaid rebates fluctuate significantly and/or if our estimates do not adequately reserve for these reductions of net product revenues, our reported net product revenues could be negatively affected.

     Accrued liabilities include reserves of approximately $11.7 million and $11.1 million at June 30, 2004 and June 30, 2003, respectively, for estimated managed care and Medicaid rebates.

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

     Our policy on accounting for costs of strategic collaborations determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. We are required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an ANDA or NDA available, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. In addition, if we acquire product rights that are in the development phase and as to which we have no assurance that the third party is required to perform additional research efforts, we expense such payments.

     During fiscal 2004 and fiscal 2003, we incurred and expensed approximately $2.4 million and $20.2 million, respectively, of up-front or development milestone payments related to research and development collaborations.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. We currently have no contractual relationship or other business relationship with a variable interest entity, and, therefore, the adoption of FIN No. 46 did not have any effect on our consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. We do not have any derivative financial instruments. The adoption of SFAS No. 149 did not have any impact on our consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We have no instruments impacted by the adoption of this statement, and, therefore, the adoption of SFAS No. 150 did not have any effect on our consolidated financial position, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 provides guidance about how to determine whether a security should be considered a “participating” security for purposes of computing earnings per share and how earnings or losses should be allocated to a participating security when using the two-class method for computing basic earnings per share. The provisions of EITF 03-6 are effective for reporting periods beginning after March 31, 2004, and must be applied by restating previously reported earnings per share amounts. We have no securities considered to be “participating” securities and therefore the adoption did not have any effect on our consolidated financial statements.

     At the July 2004 meeting, the EITF began discussing Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”, and the accounting for contingently convertible debt instruments, commonly referred to as CoCos. CoCos combine the features of contingently issuable shares with a convertible debt instrument. These instruments generally become convertible into common stock only if one or more specified events occurs, such as the underlying common stock achieving a specified price target. Under current interpretations of FASB Statement No. 128, Earnings per Share, issuers of CoCos exclude the potential common shares underlying the CoCo from the calculation of diluted earnings per share until the market price or other contingency is met. When the contingency is met, generally the “if-converted” method is used to calculate the dilutive impact of the instrument. Under the “if-converted” method, the instrument is considered converted, with the resulting number of shares included in the denominator of the earnings per share calculation and the interest expense (net of tax) added back to the numerator of the earnings per share calculation. While a traditional convertible debt instrument may dilute earnings per share right away (application of the “if-converted” method is required even if the conversion option is out of the money), current accounting practice for CoCos avoids this dilution until a specified contingency is met (the disclosure requirements associated with these instruments were recently clarified by the FASB in FSP 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”). This aspect of the accounting for CoCos is a significant aspect of their attractiveness to issuers. The EITF reached a tentative conclusion that the contingently issuable shares guidance in Statement 128 does not apply to convertible debt. As a result, the dilutive effect of contingently convertible debt should be included in the calculation of diluted earnings per share immediately upon issuance of the instrument (generally using the “if-converted” method). This represents a significant change in practice and will affect hundreds of issuers. The Task Force tentatively concluded that its conclusion would be applied by retroactively restating earnings per share. The tentative conclusion will be posted to the FASB’s website for public comment. As the accounting rules related to this issue have yet to be determined, the impact has not been reflected in our consolidated financial statements.

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

     The following table provides information about our financial instruments that are sensitive to changes in interest rates. For our investment portfolio, the table presents principal cash flows and related weighted-average yield rates by expected maturity dates. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate for presentation purposes.

Interest Rate Sensitivity
Principal Amount by Expected Maturity as of June 30, 2004
(amounts in thousands)

	Financial instruments mature during fiscal year ended June 30,
	2005	2006	2007	2008	2009	Thereafter
Available-for-sale securities	$112,703	$181,574	$64,180	$12,911	$—	$216,051
Weighted-average yield rate	1.9%	1.8%	1.9%	1.3%	—	1.5%
Contingent convertible senior notes due 2032	$—	$—	$—	$—	$—	$169,163
Interest rate	—	—	—	—	—	2.5%
Contingent convertible senior notes due 2033	$—	$—	$—	$—	$—	$283,910
Interest rate	—	—	—	—	—	1.5%

     We have minimal operations outside of the United States and, accordingly, we have not been susceptible to significant risk from changes in foreign currencies.

     During the normal course of business we could be subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discussed above, and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and related financial statement schedule at June 30, 2004 and June 30, 2003 and for each of the three years in the period ended June 30, 2004 and the Independent Registered Public Accounting Firm’s Report thereon are contained on pages F-1 through F-30 and S-1 of this report on Form 10-K.

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

ITEM 9B: OTHER INFORMATION

     None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company has adopted a written code of ethics, “Medicis Pharmaceutical Corporation Code of Business Conduct and Ethics,” which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code is available on the Company’s website. The Company will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.medicis.com or by filing a Form 8-K.

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by each of Items 10, 11, 12, 13 and 14 is incorporated by reference to Medicis’ definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Report

Page
(1)	Financial Statements:
	Index to consolidated financial statements	F-1
	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
	Consolidated balance sheets at June 30, 2004 and 2003	F-3
	Consolidated statements of income for the years ended June 30, 2004, 2003 and 2002	F-5
	Consolidated statements of stockholders’ equity for the years ended June 30, 2004, 2003 and 2002	F-6
	Consolidated statements of cash flows for the years ended June 30, 2004, 2003 and 2002	F-8
	Notes to consolidated financial statements	F-9
(2)	Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts	S-1

This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits filed as part of this Report:

Exhibit No.		Description
2.1	-	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997 (11)

2.1 (a)	-	Agreement of Plan of Merger, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

3.1	-	Certificate of Incorporation of the Company, as amended (filed herewith)

3.3 (a)	-	Amended and Restated By-Laws of the Company (13)

4.1	-	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (4)

4.1 (b)	-	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A. (9)

4.1 (c)	-	Amendment No. 3 to Rights Agreement, dated May 31, 2002, between the Company and Wells Fargo Bank Minnesota, N.A., as successor-in-interest to American Stock Transfer & Trust Company (18)

4.1 (d)	-	Indenture, dated as of August 19, 2003, by and between Medicis Pharmaceutical Corporation, as issuer, and Deutsche Bank Trust Company Americas, as trustee (filed herewith)

4.1 (e)	-	Indenture, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (19)

4.2	-	Registration Rights Agreement, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation and Deutsche Bank Securities Inc. (19)

4.3	-	Form of specimen certificate representing Class A common stock (1)

10.1	-	Asset Purchase Agreement among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (filed herewith)

10.2	-	Securities Purchase Agreement among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated May 18, 2004 (filed herewith)

10.3	-	License Agreement among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc.,

Exhibit No.		Description
and BioMarin Pediatrics Inc., dated May 18, 2004 (filed herewith)

10.8	-	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.9	-	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.9 (a)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.9 (b)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.20	-	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.59	-	Supply Agreement, dated October 21, 1992, between Schein and the Company (2)

10.70	-	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company (3)

10.72(a)	-	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.72(b)	-	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.72(c)	-	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.72(d)	-	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.72(e)		Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.72(f)	-	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (filed herewith)

10.73(a)	-	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.73(b)	-	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.73(c)	-	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.74(a)	-	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

10.74(b)	-	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.74(c)	-	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.75	-	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.76	-	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.89	-	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.90	-	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.91	-	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.92	-	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

Exhibit No.		Description
10.93	-	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.94	-	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

10.95	-	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.96	-	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.97	-	Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.98		Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.99	-	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.99(a)	-	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.100	-	Supply Agreement between Q-Med AB and Medicis Pharmaceutical Corporation, dated March 7, 2003(21)

10.101	-	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.102	-	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis Pharmaceutical Corporation, and Q-Med AB, dated July 15, 2004 (filed herewith) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.103	-	Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (filed herewith) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

12	-	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21.1	-	Subsidiaries (filed herewith)

23.1	-	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

24.1	-	Power of Attorney See signature page(s)

31.1	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	-	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

99.1 (a)	-	Charter of the Nominating and Governance Committee of the Board of Directors of Medicis Pharmaceutical Corporation(22)

99.2	-	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., Medicis Pharmaceutical Corporation, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

99.2 (a)	-	Medicis Pharmaceutical Corporation Corporate Governance Guidelines(22)

99.3	-	Voting Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II

Exhibit No.	Description
L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(6)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(7)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(8)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the exhibit with the same number in the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(b)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

(c)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2004

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

SIGNATURE	TITLE	DATE
/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 10, 2004

/s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr.	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)	September 10, 2004

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	September 10, 2004

/s/ SPENCER DAVIDSON Spencer Davidson	Director	September 10, 2004

/s/ STUART DIAMOND Stuart Diamond	Director	September 10, 2004

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq.	Director	September 10, 2004

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	September 10, 2004

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	September 10, 2004

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	September 10, 2004

MEDICIS PHARMACEUTICAL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation

     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
August 13, 2004

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	JUNE 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$46,621	$44,346
Restricted cash and short-term investments	—	53,837
Short-term investments	587,419	454,480
Accounts receivable, less allowances: 2004: $13,066; 2003: $12,716	47,858	51,661
Inventories, net	19,540	14,005
Deferred tax assets, net	14,104	10,450
Other current assets	18,321	16,849

Total current assets	733,863	645,628
Property and equipment, net	5,842	3,094
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	312,416	245,989
Other intangible assets	15,288	13,099

	327,704	259,088
Less: accumulated amortization	51,961	40,254

Net intangible assets	275,743	218,834
Goodwill	55,401	55,286
Deferred financing costs, net	7,535	9,991
Other non-current assets	—	8

	$1,078,384	$932,841

See accompanying notes to consolidated financial statements.`

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS, Continued

(in thousands, except share amounts)

	JUNE 30,
	2004	2003
Liabilities
Current liabilities:
Accounts payable	$13,912	$18,568
Short-term contract obligation	17,891	18,306
Income taxes payable	712	481
Other current liabilities	34,605	31,492

Total current liabilities	67,120	68,847
Long-term liabilities:
Contingent convertible senior notes	453,067	400,000
Deferred tax liability, net	2,894	2,873
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized:
150,000,000; issued and outstanding: 65,419,460 and 62,509,682 at June 30, 2004 and 2003, respectively	916	876
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 758,032 at June 30, 2004 and 2003	10	10
Additional paid-in capital	517,468	445,653
Accumulated other comprehensive income	(1,020)	2,400
Deferred compensation	(1,212)	(1,727)
Accumulated earnings	230,049	204,817
Less: Treasury stock, 8,681,468 shares at cost at June 30, 2004 and 2003, respectively	(190,908)	(190,908)

Total stockholders’ equity	555,303	461,121

	$1,078,384	$932,841

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	YEAR ENDED JUNE 30,
	2004	2003	2002
Net revenues	$303,722	$247,539	$212,807
Operating costs and expenses:
Cost of product revenue	46,606	38,260	35,765
Selling, general and administrative	118,253	91,648	77,314
Research and development	16,494	29,568	15,132
Depreciation and amortization	16,794	10,125	7,928
In-process research and development	—	—	6,217

Operating costs and expenses	198,147	169,601	142,356

Operating income	105,575	77,938	70,451
Interest income	10,050	12,302	9,909
Interest expense	(10,808)	(12,580)	(1,376)
Loss on early extinguishment of debt	(58,660)	—	—

Income before income tax expense	46,157	77,660	78,984
Income tax expense	(15,317)	(26,404)	(28,960)

Net income	$30,840	$51,256	$50,024

Basic net income per share	$0.55	$0.94	$0.83

Diluted net income per share	$0.52	$0.91	$0.80

Cash dividend declared per common share	$0.10	$0.025	$—

Basic common shares outstanding	55,618	54,376	60,536

Diluted common shares outstanding	59,258	56,422	62,810

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2001	60,240	$844	846	$12
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—
Comprehensive income:
Conversion of Class B common stock to Class A common stock	88	2	(88)	(2)
Restricted shares issued for deferred compensation	—	—	—	—
Amortization of deferred compensation	—	—	—	—
Exercise of stock options	1,224	16	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2002	61,552	862	758	10
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—
Comprehensive income:
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation, net of cancellations	—	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—
Exercise of stock options	958	14	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2003	62,510	876	758	10
Comprehensive income:
Net income	—	—	—	—
Net unrealized losses on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—
Comprehensive income:
Conversion of contingent convertible senior notes	—	—	—	—
Dividends declared	—	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—
Exercise of stock options	2,909	40	—	—
Tax effect of stock options exercised	—	—	—	—
Balance at June 30, 2004	65,419	$916	758	$10

See accompanying notes to consolidated financial statements.

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Additional	Other			Treasury
	Paid-In	Comprehensive	Deferred	Accumulated	Stock
	Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total
Balance at June 30, 2001	$407,014	$611	$—	$104,899	(600)	$(9,927)	$503,453
Comprehensive income:
Net income	—	—	—	50,024	—	—	50,024
Net unrealized gains on available-for-sale securities	—	354	—	—	—	—	354
Net unrealized losses on foreign currency translation	—	(175)	—	—	—	—	(175)

Comprehensive income							50,203
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—
Restricted shares issued for deferred compensation Amortization of deferred compensation	756	—	(2,578)	—	110		—
Exercise of stock options	—	—	484	—	—	—	484
Tax effect of stock options exercised	14,364	—	—	—	—	—	14,380
	7,381	—	—	—	—	—	7,381
Purchase of treasury stock	—	—	—	—	(6,334)	(146,842)	(146,842)

Balance at June 30, 2002	429,515	790	(2,094)	154,923	(6,824)	(154,947)	429,059
Comprehensive income:
Net income	—	—	—	51,256	—	—	51,256
Net unrealized gains on available-for-sale securities	—	1,396	—	—	—	—	1,396
Net unrealized gains on foreign currency translation	—	214	—	—	—	—	214

Comprehensive income							52,866
Dividends declared	—	—	—	(1,362)	—	—	(1,362)
Restricted shares issued for deferred compensation, net of cancellations	(2)		2	—	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	365	—	—	—	365
Exercise of stock options	12,746	—	—	—	—	—	12,760
Tax effect of stock options exercised	3,394	—	—	—	—	—	3,394
Purchase of treasury stock	—	—	—	—	(1,858)	(35,961)	(35,961)

Balance at June 30, 2003	445,653	2,400	(1,727)	204,817	(8,682)	(190,908)	461,121
Comprehensive income:
Net income	—	—	—	30,840	—	—	30,840
Net unrealized losses on available-for-sale securities	—	(3,452)	—	—	—	—	(3,452)
Net unrealized gains on foreign currency translation	—	32	—	—	—	—	32

Comprehensive income							27,420
Conversion of contingent convertible senior notes	6	—	—	—	—	—	6
Dividends declared Amortization of deferred compensation, net of award	—	—	—	(5,608)	—	—	(5,608)
reacquisitions	—	—	515	—	—	—	515
Exercise of stock options	51,393	—	—	—	—	—	51,433
Tax effect of stock options exercised	20,416	—	—	—	—	—	20,416

Balance at June 30, 2004	$517,468	$(1020)	$(1,212)	$230,049	(8,682)	$(190,908)	$555,303

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED JUNE 30,
	2004	2003	2002
Operating Activities:
Net income	$30,840	$51,256	$50,024
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	—	—	6,217
Depreciation and amortization	18,938	12,766	8,138
Gain on sale of property and equipment	(4)	—	—
Loss on sale of product rights	32	—	—
Gain on sale of available-for-sale investments	(599)	(380)	(1,141)
Amortization of deferred compensation	515	365	484
Deferred income tax expense (benefit)	(3,634)	8,879	679
Tax benefit from exercise of stock options	20,416	3,394	7,381
Provision for doubtful accounts and returns	1,050	5,321	2,345
Accretion of premium on investments	7,284	3,657	3,200
Accretion of discount on contract obligation	—	—	340
Loss on early extinguishment of debt	58,660	—	—
Changes in operating assets and liabilities (net of acquired amounts):
Accounts receivable	2,753	(11,318)	(6,604)
Inventories	(5,535)	(2,050)	(2,246)
Other current assets	(1,472)	(378)	(1,707)
Accounts payable	(4,655)	4,553	(256)
Income taxes payable	232	(979)	1,197
Other current liabilities	3,143	9,581	5,491

Net cash provided by operating activities	127,964	84,667	73,542
Investing Activities:
Purchase of property and equipment	(4,594)	(1,367)	(1,299)
Proceeds from sale of property and equipment	131	—	—
Ascent merger, net of cash acquired	—	—	(62,437)
Payment of direct merger costs	(633)	(1,511)	(1,794)
Payment for purchase of product rights	(84,116)	(81,727)	(18,184)
Proceeds from sale of product rights	12,100	—	—
Purchase of available-for-sale investments	(888,152)	(712,040)	(663,489)
Sale of available-for-sale investments	622,006	566,080	289,388
Maturity of available-for-sale investments	123,072	138,975	116,122
Decrease (increase) in restricted cash	53,837	(22,153)	—
Change in other assets	8	34	33

Net cash used in investing activities Activities	(166,341)	(113,709)	(341,660)
Financing Activities:
Proceeds from issuance of Contingent Convertible Senior Notes	—	—	400,000
Payment of deferred financing costs	(5,276)	(142)	(12,600)
Payment of dividends	(5,536)	—	—
Purchase of treasury stock	—	(35,961)	(146,842)
Proceeds from the exercise of stock options	51,433	12,760	14,380

Net cash provided by (used in) financing activities	40,621	(23,343)	254,938
Effect of exchange rate on cash and cash equivalents	31	214	(175)

Net increase (decrease) in cash and cash equivalents	2,275	(52,171)	(13,355)
Cash and cash equivalents at beginning of year	44,346	96,517	109,872

Cash and cash equivalents at end of year	$46,621	$44,346	$96,517

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1. NATURE OF BUSINESS

     Medicis Pharmaceutical Corporation is a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the United States for the treatment of dermatological, aesthetic and podiatric conditions in the United States and Canada. The Company offers a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). In March 2003, Medicis expanded into the dermal aesthetic market through its acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. RESTYLANE® has been approved by the Food and Drug Administration (the “FDA”) for use in the United States. RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ have been approved for use in Canada. See Note 7 for further discussion. In addition to the company’s expansion into the dermal aesthetics market, Medicis had previously expanded into the pediatric market in November 2001 through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent marketed products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions (ORAPRED®). On May 18, 2004, the Company closed an asset purchase agreement and license agreement and executed a securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”). The asset purchase agreement involves BioMarin’s purchase of assets related to ORAPRED®, including assets concerning the Ascent field sales force. The license agreement granted BioMarin the exclusive worldwide rights to ORAPRED®, including proprietary taste-masking technologies and related development technologies. The securities purchase agreement granted BioMarin the option to purchase all outstanding shares of common stock of Ascent, based on certain conditions. As a result, the Company no longer markets products to U.S.-based pediatricians. See Note 6 for further discussion.

     The consolidated financial statements include the accounts of Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”). The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     At June 30, 2004, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

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

     Inventories are as follows (amounts in thousands):

	JUNE 30,
	2004	2003
Raw materials	$8,785	$5,976
Finished goods	11,105	8,727
Valuation reserve	(350)	(698)

Total inventories	$19,540	$14,005

Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following (amounts in thousands):

	JUNE 30,
	2004	2003
Furniture, fixtures and equipment	$7,268	$4,129
Leasehold improvements	2,018	812

	9,286	4,941
Less: accumulated depreciation	(3,444)	(1,847)

	$5,842	$3,094

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

     The Company amortizes acquired identifiable intangible assets over their expected useful lives, which range between five and 40 years. Estimated amortization expense for intangible assets as of June 30, 2004 for each of the five succeeding fiscal years is approximately $4.4 million.

Deferred Financing Costs

     Deferred financing costs represent fees and other costs incurred in connection with the June 2002 issuance of the 2.5% Contingent Convertible Senior Notes Due 2032 and the August 2003 issuance of the 1.5% Contingent Convertible Senior Notes Due 2033. These costs are being amortized on a basis that approximates the effective interest method over the five-year period that ends on the initial Put date of the Notes. Accumulated amortization amounted to approximately $3.1 million as of June 30, 2004.

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

Other Current Liabilities

     Other current liabilities are as follows (amounts in thousands):

	JUNE 30,
	2004	2003
Accrued incentives	$8,069	$6,054
Deferred revenue	3,545	—
Managed care and Medicaid reserves	11,671	11,082
Other accrued expenses	11,320	14,356

	$34,605	$31,492

Revenue Recognition

     Revenue from product sales is recognized when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the provision is due to a party other than the wholesale or retail customer.

     The Company enters into licensing arrangements with other parties whereby the Company receives contract revenue based on the terms of the agreement. The timing of revenue recognition is dependent on the level of the Company’s continuing involvement in the manufacture and delivery of licensed products. If the Company has continuing involvement, the revenue is deferred and recognized on a straight-line basis over the period of continuing involvement. In addition, if the licensing arrangements require no continuing involvement and payments are merely based on the passage of time, the Company will assess such payments for revenue recognition under the collectibility criteria of SAB 104.

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

Advertising

     The Company expenses advertising as incurred. Advertising expenses for the fiscal years ended June 30, 2004 (“fiscal 2004”), June 30, 2003 (“fiscal 2003”) and June 30, 2002 (“fiscal 2002”) were approximately $22.5 million, $20.1 million and $17.4 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.

Stock-Based Compensation

     As of June 30, 2004, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Other than restricted stock, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation (amounts in thousands, except per share amounts):

	2004	2003	2002
Net income, as reported	$30,840	$51,256	$50,024
Deduct: Total stock-based employee compensation expense determined under fair value methods of all awards, net of related tax effects	17,034	13,020	14,259

Pro forma net income	$13,806	$38,236	$35,765
Earnings per share:
Basic, as reported	$0.55	$0.94	$0.83
Basic, pro forma	$0.25	$0.70	$0.59
Diluted, as reported	$0.52	$0.91	$0.80
Diluted, pro forma	$0.23	$0.68	$0.57

     For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 19 for further discussion of the Company’s stock-based employee compensation.

Shipping and Handling Costs

     Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for fiscal 2004, 2003 and 2002 were approximately $3.1 million, $3.5 million and $3.7 million, respectively.

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

Income Taxes

     Income taxes are determined using an annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of tax-exempt interest, charitable contribution deductions and research and experimentation tax credits available in the United States. The Company’s effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions it uses to estimate its annual effective tax rate, including factors such as its mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and experimentation tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities. The Company records valuation allowances against its deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.

Earnings Per Share

     Basic and diluted earnings per common share are calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The contingently convertible debt has no impact on diluted earnings per share until all conditions necessary for issuance have been satisfied.

     During the quarters ended June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the Holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ending June 30, 2004, March 31, 2004 and December 31, 2003. During these periods, the underlying shares related to the Old Notes were included in fully diluted earnings per share if such inclusion was not anti-dilutive.

Use of Estimates and Risks and Uncertainties

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which the Company sells its products, changes in the health care environment and the reliance on contract manufacturing services.

     The Company purchases its inventory from third party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.

Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end. The fair market value approximates $580.6 million at June 30, 2004.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”), resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company currently has no contractual relationship or other business relationship with a variable interest entity, and, therefore, the adoption of FIN No. 46 did not have any effect on the consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The adoption of SFAS No. 149 did not have any impact on the Company’s consolidated balance sheets or statements of income, shareholders’ equity and cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company has no instruments impacted by the adoption of this statement and, therefore, the adoption of SFAS No. 150 did not have any effect on the consolidated financial position, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 provides guidance about how to determine whether a security should be considered a “participating” security for purposes of computing earnings per share and how earnings or losses should be allocated to a participating security when using the two-class method for computing basic earnings per share. The provisions of EITF 03-6 are effective for reporting periods beginning after March 31, 2004, and must be applied by restating previously reported earnings per share amounts. We have no securities considered to be “participating” securities and, therefore, the adoption did not have any effect on the consolidated financial statements.

     At the July 2004 meeting, the EITF began discussing Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” and the accounting for contingently convertible debt instruments, commonly referred to as CoCos. CoCos combine the features of contingently issuable shares with a convertible debt instrument. These instruments generally become convertible into common stock only if one or more specified events occurs, such as the underlying common stock achieving a specified price target. Under current interpretations of FASB Statement No. 128, Earnings per Share, issuers of CoCos exclude the potential common shares underlying the CoCo from the calculation of diluted earnings per share until the market price or other contingency is met. When the contingency is met, generally the “if-converted” method is used to calculate the dilutive impact of the instrument. Under the “if-converted” method, the instrument is considered converted, with the resulting number of shares included in the denominator of the earnings per share calculation and the interest expense (net of tax) added back to the numerator of the earnings per share calculation. While a traditional convertible debt instrument may dilute earnings per share right away (application of the “if-converted” method is required even if the conversion option is out of the money), current accounting practice for CoCos avoids this dilution until a specified contingency is met (the disclosure requirements associated with these instruments were recently clarified by the FASB in FSP 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”). This aspect of the accounting for CoCos is a significant aspect of their attractiveness to issuers. The EITF reached a tentative conclusion that the contingently issuable shares guidance in Statement 128 does not apply to convertible debt. As a result, the dilutive effect of contingently convertible debt should be included in the calculation of diluted earnings per share immediately upon issuance of the instrument (generally using the “if-converted” method). This represents a significant change in practice and will affect hundreds of issuers. The Task Force tentatively concluded that its conclusion would be applied by retroactively restating earnings per share. The tentative conclusion will be posted to the FASB ‘s website for public comment. As the accounting rules related to this Issue has yet to be determined the impact has not been reflected in the consolidated financial statements.

NOTE 3. CHANGE IN ESTIMATE

     In the first quarter of fiscal 2002, the Company changed the estimated useful life for certain intangible assets from 20-25 years to 40 years. These changes in estimate are based on management’s determination that the products related to these intangible assets appear to have longer useful lives than originally estimated. There is no cumulative effect for this change. The effect of this change on net income for fiscal 2002 was to increase net income by approximately $958,000 or $0.02 per diluted common share.

NOTE 4: SEGMENT AND PRODUCT INFORMATION

     The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-Dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-Dermatological field represents products for the treatment of Asthma (until May 2004) and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, and RESTYLANE®. The Non-Dermatological product lines include BUPHENYL® and ORAPRED®, which was one of the Company’s core brands until it was licensed to BioMarin in May 2004.

     The Company’s pharmaceutical products, with the exception of BUPHENYL®, are promoted to dermatologists, podiatrists or plastic surgeons. Prior to the Company’s licensing of ORAPRED® to BioMarin in May 2004, the Company also promoted to pediatricians. Such products are often prescribed by physicians outside these specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies and others. All products, with the exception of BUPHENYL®, are sold primarily to wholesalers and retail chain drug stores. BUPHENYL® is primarily sold directly to hospitals and pharmacies. During the last three fiscal years, four wholesalers accounted for the following portions of the Company’s net revenues:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
McKesson	36.9%	20.2%	19.4%
Cardinal	23.8%	25.4%	22.4%
Quality King	*	17.0%	26.7%
AmerisourceBergen	*	15.5%	11.1%

* less than 10%

     McKesson is the sole distributor for the Company’s RESTYLANE® product, which was launched in January 2004.

     The percentage of net revenues for each of the product categories is as follows:

	FISCAL YEAR ENDED JUNE 30,
	2004	2003	2002
Acne and acne-related dermatological products	30%	33%	43%
Non-acne dermatological products	51	37	34
Non-dermatological products	19	30	23

Total net revenues	100%	100%	100%

NOTE 5. STRATEGIC COLLABORATIONS

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

     On September 26, 2002, Medicis entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, Medicis made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, and a development milestone payment of $2.4 million to Dow during fiscal 2004. In accordance with the agreement between the parties, Medicis is required to make potential additional payments upon the certification that certain development milestones have occurred. The initial $5.4 million payment and the $8.8 million development milestone payment were recorded as charges to research and development expense during fiscal 2003, and the $2.4 million development milestone payment was recorded as a charge to research and development expense during fiscal 2004.

     On September 4, 2002, the Company purchased the Abbreviated New Drug Application (“ANDA”) for a pediatric prescription product from a third-party pharmaceutical company for $9.0 million. Under terms of the agreement, the Company may be required to make future contingent payments based on the achievement of certain milestones. The contingent payments, if the milestones are achieved, would be payable at the six (6)-, twelve (12)-, and eighteen (18)-month anniversaries of the closing of the agreement. During fiscal 2003, a milestone was achieved and a $4.0 million contingent payment was paid to the third-party pharmaceutical company. During fiscal 2004, the second and third milestones were achieved and $3.5 and $4.5 million, respectively, were paid to the third-party pharmaceutical company. The Company accounted for the initial payment and the subsequent contingent payments as an acquisition of an intangible asset and commenced amortizing the asset over 15 years beginning in the second quarter of fiscal 2003. This ANDA is included as part of the BioMarin transaction discussed in Note 6.

     On June 26, 2002, Medicis entered into an exclusive strategic alliance with aaiPharma, Inc. (“aaiPharma”) for the development, commercialization and license of a key dermatologic product. Medicis made an initial payment of $7.7 million to aaiPharma during fiscal 2002, made a development milestone payment of $6.0 million to aaiPharma during fiscal 2003, and has potential additional payments to be made upon the successful completion of various development milestones. The $7.7 million initial payment and the $6.0 million development milestone payment were recorded as charges to research and development expense during fiscal 2002 and fiscal 2003, respectively.

NOTE 6. LICENSE OF ORAPRED® TO BIOMARIN

     On May 18, 2004, the Company closed an asset purchase agreement and license agreement and executed a securities purchase agreement with BioMarin. The asset purchase agreement involves BioMarin’s purchase of assets related to ORAPRED®, including assets concerning the Ascent field sales force. ORAPRED® and related pediatric intellectual property is owned by Ascent, a wholly owned subsidiary of Medicis. The license agreement granted BioMarin the exclusive worldwide rights to ORAPRED®, including proprietary taste-masking technologies and related development technologies. The securities purchase agreement granted BioMarin the option to purchase all outstanding shares of common stock of Ascent, based on certain conditions. As part of the transaction, the name of Ascent Pediatrics, Inc. was changed to Medicis Pediatrics, Inc.

     Under terms of the agreements, BioMarin will make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin will also make payments of $2.5 million per quarter for six quarters beginning in July 2004 for reimbursement of certain contingent payments as discussed in Note 9. The license agreement will terminate in July 2009. At that time, based on certain conditions, BioMarin will have the option to purchase all outstanding shares of Ascent for approximately $82 million. The payment will consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time. The Company is responsible for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin will be responsible for paying the Company for future finished goods inventory delivered through June 30, 2005. As a result, the Company is required to recognize the first $60 million of license payments ratably through June 30, 2005The Company has deferred approximately $3.5 million in revenue under the agreement as of June 30,

2004. The license payments received after June 30, 2005 will be recognized as revenue when all four criteria of SAB 104 have been met.

     As of the closing date of the transaction, BioMarin is responsible for all marketing and promotional efforts regarding the sale of ORAPRED®. As a result, Medicis no longer advertises and promotes any oral liquid prednisolone sodium phosphate solution product or any related line extension. Medicis has the responsibility for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin is responsible for paying Medicis for future finished goods inventory delivered by Medicis through June 30, 2005. During the term of the license agreement, Medicis will maintain ownership of the intellectual property and, consequently, will continue to amortize the related intangible assets. Payments received from BioMarin under the license agreement will be treated as contract revenue, which is included in net revenues in the consolidated statements of income.

NOTE 7. ACQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP

     On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™. RESTYLANE® has been approved by the Food and Drug Administration (the “FDA”) for use in the United States. RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ have been approved for use in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, $19.4 million in May 2004 upon certain cumulative commercial milestones being achieved and will pay approximately $29.1 million upon FDA approval of PERLANE®. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.

NOTE 8. LICENSE AND SALE OF PRODUCTS TO TARO PHARMACEUTICAL INDUSTRIES, LTD.

     On January 14, 2003, Taro Pharmaceutical Industries, Ltd. (“Taro”) licensed with an option to purchase from Medicis four branded prescription product lines for sale in the U.S. and Puerto Rico. The license agreement was effective on January 14, 2003 and extended through June 1, 2004, after which Taro had the option to purchase the product lines. Medicis received quarterly license payments from Taro during the term of the agreement. Under terms of the agreement, Taro licensed from Medicis the following four brands: TOPICORT® (desoximetasone), a topical corticosteroid used for inflammatory skin diseases; A/T/S® (erythromycin), a topical antibiotic used in the treatment of acne; OVIDE® (malathion), a pediculicide used in the treatment of head lice; and PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections. Taro purchased the product lines at the end of the term of the agreement for $12.1 million. The carrying value of the intangible assets related to these products was written off as of the sale date, and a loss of approximately $32,000 was recognized during fiscal 2004 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company additionally incurred $350,000 of professional fees related to the transaction.

NOTE 9. MERGER OF ASCENT PEDIATRICS, INC.

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

Intangible assets – core technology	$2,049
Intangible assets – trademarks	2,868
Intangible assets – customer list	165
Deferred tax assets	29,701
Goodwill	24,952
In-process research and development	6,217
Net assets acquired	748

     Net assets acquired of $748,000 consist of current assets and net fixed assets of $5.2 million and $148,000, respectively, offset by current liabilities of $4.6 million. Current assets consisted primarily of cash, accounts receivable, inventories and prepaid assets. Net fixed assets consisted primarily of computers. Current liabilities consisted primarily of accounts payable, accrued payroll and accrued commissions. The contingent portions of the purchase price will be added to goodwill when and if threshold milestones have been achieved or at such time that a payment is deemed to be probable. The Company additionally incurred approximately $6.7 million of costs related to the transaction, consisting of approximately $3.4 million of professional services, including finder fees, $0.9 million of severance costs and $2.4 million of other costs. These costs were treated as additional direct costs of acquisition and capitalized.

     The value assigned to in-process research and development was determined by management based on an independent valuation analysis performed by a firm other than our independent auditors. As of the valuation date, there were two projects that were considered to be in-process. The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products, then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of net return on the in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in the FDA approval process. The above analysis resulted in $6.2 million of value assigned to acquired in-process research and development, which was expensed on the acquisition date in accordance with U.S. generally accepted accounting principles. Medicis’ management believes the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain, and no assurance can be given that the assumptions made will occur.

     The contingent portions of the purchase price may be required to be paid for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve-month period ended November 15, 2006, subject to certain deductions and set-offs. From time to time, the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. A total of approximately $17.9 million is included in short-term contract obligation in the Company’s consolidated balance sheets as of June 30, 2004, representing the first two years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Note 14. As part of the transaction with BioMarin in May 2004, Medicis will remain responsible for the Contingent Payments under the Ascent merger agreement. See Note 6 for further discussion.

NOTE 10. RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     In connection with the acquisition of the products from Q-Med (see Note 7), the Company was required to establish an escrow account related to the $53.3 million the Company would pay to Q-Med upon FDA approval of the RESTYLANE® product. The Company initially funded the restricted cash account through transfers of existing short-term investments into the escrow account. In December 2003, the restriction on the account was released as the FDA approved the RESTYLANE® product for use in the United States. The account was liquidated and $53.3 million was paid to Q-Med. The Company did not have any restricted cash or short-term investments as of June 30, 2004.

NOTE 11. SHORT-TERM INVESTMENTS

     The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.

     The following is a summary of available-for-sale securities (amounts in thousands):

	JUNE 30, 2004
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$123,848	$224	$360	$123,712
Other debt securities	465,070	164	1,527	463,707

Total securities	$588,918	$388	$1,887	$587,419

	JUNE 30, 2003
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$118,001	$1,227	$11	$119,217
Other debt securities	333,112	2,203	52	335,263

Total securities	$451,113	$3,430	$63	$454,480

     During the years ended June 30, 2004 and 2003, the gross realized gains on sales of available-for-sale securities totaled $1,360,154 and $396,289, respectively, and the gross realized losses totaled $236,427 and $2,645 respectively. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during fiscal 2004 and fiscal 2003 on available-for-sale securities included in stockholders’ equity totaled $(3,451,343) and $1,395,678, respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2004, by maturity, are shown below (amounts in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	JUNE 30, 2004
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$112,650	$112,703
Due after one year through five years	260,033	258,665
Due after five years through 10 years	15,569	15,562
Due after 10 years	200,666	200,489

	$588,918	$587,419

NOTE 12. DEBT

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

NOTE 13. CONTINGENT CONVERTIBLE SENIOR NOTES

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

     On August 14, 2003, the Company exchanged approximately $230.8 million in principal amount of its Old Notes for approximately $283.9 million in principal amount of its 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”). Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that chose not to exchange continue to be subject to the terms of the Old Notes.

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

     The New Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•	during any quarter commencing after September 30, 2003, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter, including the last trading day of such quarter, is more than 120% of the conversion price of the New Notes, or $46.51. The Notes are initially convertible at a conversion price of $38.76 per share, which is equal to a conversion rate of approximately 25.7998 shares per $1,000 principal amount of New Notes, subject to adjustment;

•	if the Company has called the New Notes for redemption;

•	during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the New Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on that day multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the New Notes; or

•	upon the occurrence of specified corporate transactions.

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

     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. Both the New Notes and Old Notes are reported in aggregate on the Company’s consolidated balance sheets. During the fiscal first quarter ended September 30, 2003, the Company recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding Old Notes fees. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company is amortizing these costs over the five-year Put period, which runs through August 2008.

     During the quarters ended June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the Holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ending June 30, 2004, March 31, 2004 and December 31, 2003. The Holders of Old Notes have this conversion right only until September 30, 2004. At such time and at the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended March 31, 2004, outstanding principal amounts of $6,000 of Old Notes were converted into shares of the Company’s Class A common stock. As of September 10, 2004, no other Old Notes had been converted.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Occupancy Arrangements

     The Company presently occupies approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $2.1 million, $1.5 million and $1.4 million in fiscal 2004, 2003 and 2002, respectively. The Company relocated to its present office space in Scottsdale, Arizona, in February 2000. Medicis Canada, Inc., a wholly owned subsidiary, presently leases approximately 7,500 square feet of office and warehouse space in St-Laurent, Quebec, Canada, under a lease agreement that expires in April 2005.

     At June 30, 2004, approximate future lease payments under the operating lease are as follows (amounts in thousands):

YEAR ENDING JUNE 30,
2005	$2,050
2006	2,107
2007	2,061
2008	2,133
2009	2,133
Thereafter	3,199

$13,683

Research and Development and Consulting Contracts

     The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At June 30, 2004, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.

Litigation

     The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, the Company believes, at the present time, that the ultimate resolution of these matters will not have a material adverse effect on its business. In the Company’s opinion, based upon consultation with legal counsel, as of June 30, 2004, the ultimate outcome with respect to any of these matters, based on the information available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and/or in the aggregate will not have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 15. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

	JUNE 30,
	2004	2003	2002
Current
Federal	$15,831	$17,123	$25,966
State	861	1,305	1,693
Foreign	109	14	368

	16,801	18,442	28,027

Deferred
Federal	(1,404)	7,532	893
State	(80)	430	40

	(1,484)	7,962	933

Total	$15,317	$26,404	$28,960

     Current income tax expense does not reflect benefit of $20.4 million, $3.4 million and $7.4 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively, related to the exercise of employee stock options recorded directly to “Additional paid-in-capital” in the Company’s consolidated statements of stockholders’ equity.

     The reconciliations of the U.S. federal statutory rate to the combined effective tax rate are as follows:

	JUNE 30,
	2004	2003	2002
Statutory federal income tax rate	35%	35.0%	35.0%
State tax rate, net of federal benefit	1.1	1.5	1.5
Tax-exempt interest	(4.2)	(2.1)	(2.7)
Non-deductible in-process research and development expense	0.0	0.0	2.9
Other	1.3	(0.4)	0.0

	33.2%	34.0%	36.7%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	JUNE 30,
	2004		2003
	Current	Long-term	Current	Long-term
Deferred tax assets:
Net operating loss carryforwards	$—	$25,691	$—	$26,253
Reserves and liabilities	13,549	—	11,742	—
Unrealized losses on securities	555	—	—	—
Research and development credits	—	1,920		1,246
Valuation allowance	—	(17,492)	—	(17,492)

	14,104	10,119	11,742	10,007
Deferred tax liabilities:
Unrealized gains on securities	—	—	(1,292)	—
Bond interest	—	(9,068)	—	(11,266)
Excess of net book value over tax basis of intangible assets	—	(3,945)	—	(1,614)

Net deferred tax assets (liabilities)	$14,104	$(2,894)	$10,450	$(2,873)

     At June 30, 2004, the Company has a federal net operating loss carryforward of approximately $73.4 million that begins expiring in varying amounts in the years 2008 through 2021 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $27.0 million of the $73.4 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.

     At June 30, 2004, the Company has a research and experimentation credit carryforward of approximately $1.9 million that begins expiring in varying amounts in the years 2008 through 2024 if not previously utilized. Approximately $1.3 million of the research and experimentation credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and experimentation credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and experimentation credits.

     As a result of the limitations described above, the Company has recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and experimentation credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts estimated to be realized as of June 30, 2004 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.

     During fiscal 2004, The Internal Revenue Service issued Notice 2003-65, providing taxpayers additional guidance regarding the computations under Internal Revenue Code Section 382. The application of Notice 2003-65 to Ascent’s net operating losses has resulted in an increase in the Company’s estimate of the amount of Ascent’s net operating losses it will utilize from $16.7 million to $28.6 million. As a result, the Company reclassified approximately $4.1 million from goodwill to deferred tax assets and the related valuation allowance to reflect the increased estimate of the income tax benefit it will realize from utilization of Ascent’s net operating loss carryforwards. The June 30, 2003 goodwill, deferred tax asset and valuation allowance amounts have also been reclassified to conform to the June 30, 2004 presentation.

     During fiscal 2004, the Company recorded a deferred tax asset of approximately $555,000 relating to unrealized losses on available-for-sale securities presented in other comprehensive income in stockholders’ equity. During fiscal 2003, the Company recorded a deferred tax liability of approximately $1.3 million relating to unrealized gains on available-for-sale securities.

     During fiscal 2004, the Company received net refunds of $3.7 million. During fiscal 2003 and 2002, the Company made tax payments of $16.7 million and $20.2 million, respectively.

     The Company operates in multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company believes an adequate provision for taxes has been made for all years subject to audit.

NOTE 16. STOCK TRANSACTIONS

     Class A common stock has one vote per share, and Class B common stock has 10 votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of the holder or, in some circumstances, may automatically be converted upon a vote of the Board of Directors and the Class B common stock shareholders.

     On January 2, 2004, the Company announced a 2 for 1 stock split in the form of a stock dividend payable on January 23, 2004 to stockholders of record at the close of business on January 12, 2004. All share and per share data have been restated to reflect the stock split effected in the form of a stock dividend.

     During fiscal 2003, Medicis purchased 1,856,600 shares of its Class A common stock in the open market at an average price of $19.37 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This program provides for the repurchase of up to $75 million of Class A common stock at such times as management may determine. During fiscal 2002, the Company purchased 204,000 shares of Class A common stock at an average price of $21.29 in the open market under the stock repurchase program. The Company had repurchased a total of approximately $50.2 million toward the $75 million as of June 30, 2003. In May 2003, the Company’s Board of Directors approved a new program that authorizes the repurchase of up to $75 million of its common stock, which replaces the May 1999 program. As of June 30, 2004, the Company had not repurchased any shares of its common stock under this new program.

     In June 2002, the Company purchased approximately 6.4 million shares of Class A common stock at an average price of $23.24. This purchase was made in conjunction with the Company’s sale of its $400.0 million Contingent Convertible Senior Notes, where the Company agreed to purchase shares of its Class A common stock sold short by purchasers of the Notes concurrently with the sale of the Notes. This purchase was approved by the Company’s Board of Directors separately from the stock repurchase program as it occurred as part of the funding of the Notes. The price per share of the purchase of Class A common stock was equal to the closing sale price of the stock on the trading day on which the Note offering was priced.

     In February 2002, the Company issued 87,892 shares of Class A common stock upon the conversion of 87,892 shares of Class B common stock by a shareholder who was not an officer, director or 5% or greater shareholder of Medicis. The conversion was pursuant to the terms of the Class B common stock and did not result in the receipt of additional cash consideration by Medicis. The shares of Class B common stock converted in the transaction were originally issued to the shareholder in October 1988. The original issuance and the conversion were made in reliance upon exemptions from the registration requirements of the Securities Act of 1933 afforded to transactions not involving a public offering. As a consequence of this conversion, the number of outstanding shares of Class B common stock decreased from 845,924 shares to 758,032 shares at June 30, 2002.

NOTE 17. DEFERRED COMPENSATION

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

     Amortization of deferred compensation was approximately $515,000 and $365,000 for fiscal year 2004 and 2003, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company expects to record compensation expense related to deferred compensation of approximately $129,000 per quarter through September 30, 2006, and approximately $23,000 per quarter thereafter through March 31, 2008. Expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

NOTE 18. DIVIDENDS DECLARED ON COMMON STOCK

     During fiscal 2004, the Company paid quarterly cash dividends aggregating $5.5 million on its common stock. In addition, on June 10, 2004, the Company declared a cash dividend of $0.025 per issued and outstanding share of common stock payable on July 30, 2004 to stockholders of record at the close of business on July 1, 2004. The $1.4 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying consolidated balance sheets as of June 30, 2004. Prior to these dividends, the Company had not paid a cash dividend on our common stock. The Company has not adopted a dividend policy.

NOTE 19. STOCK OPTION PLANS

     As of June 30, 2004, the Company has five active Stock Option Plans (the 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). As of June 30, 2004, the 2002, 1998, 1996, 1995 and 1992 Plans had the following options outstanding: 4,422,225; 5,633,911; 666,272; 751,988; and 549,548, respectively. Except for the 2002 Stock Option Plan, which only includes non-qualified incentive options, the Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Options are granted at the fair market value on the grant date. Options outstanding at June 30, 2004, vary in price from $6.06 to $36.06, with a weighted average exercise price of $23.82 as is set forth in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$6.06 - $13.69	1,373,238	4.76	$11.07	937,778	$11.09
$13.72 - $18.33	2,590,882	7.68	$18.04	401,324	$16.59
$18.57 - $24.99	488,838	7.71	$22.68	288,785	$22.70
$25.03 - $26.95	2,119,550	7.10	$26.87	427,694	$26.86
$26.98 - $27.63	2,180,066	6.10	$27.63	1,197,226	$27.63
$27.70 - $29.13	199,460	8.35	$28.29	36,230	$28.13
$29.20 - $29.20	2,511,300	9.08	$29.20	1,380	$29.20
$29.25 - $35.38	549,210	7.97	$30.58	201,630	$30.90
$35.88 - $35.88	4,800	9.50	$35.88	0	$0.00
$36.06 - $36.06	6,000	9.51	$36.06	0	$0.00

     A summary of stock options granted within the Plans and related information for the years ended June 30, 2004, 2003 and 2002 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price
Balance at June 30, 2001	3,793,398	5,941,852	9,735,250	$18.04
Granted	1,099,604	2,029,368	3,128,972	$26.87
Exercised	(562,766)	(659,244)	(1,222,010)	$11.77
Terminated/expired	(373,854)	(132,752)	(506,606)	$20.85

Balance at June 30, 2002	3,956,382	7,179,224	11,135,606	$21.08
Granted	12,340	3,476,376	3,488,716	$19.11
Exercised	(451,596)	(505,234)	(956,830)	$13.33
Terminated/expired	(310,664)	(575,236)	(885,900)	$22.32

Balance at June 30, 2003	3,206,462	9,575,130	12,781,592	$21.11
Granted	10,272	3,403,248	3,413,520	$29.32
Exercised	(1,383,395)	(1,526,179)	(2,909,574)	$17.68
Terminated/expired	(275,772)	(985,822)	(1,261,594)	$25.41

Balance at June 30, 2004	1,557,567	10,466,377	12,023,944	$23.82

     Options exercisable under the Plans at June 30, 2004 were 3,492,047 with an average exercisable price of $21.61.

     Pro forma information regarding net income and net income per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	0.3%	0.3%	0.0%
Expected stock price volatility	0.5	0.5	0.4
Risk-free interest rate	3.3%	2.5%	3.0%
Expected life options	5 Years	5 Years	5 Years

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which, unlike options granted by the Company, have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from options traded on an exchange, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $10.17, $9.10 and $8.94 per share, respectively.

NOTE 20. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	JUNE 30,
	2004	2003	2002
Numerator
Net income	$30,840	$51,256	$50,024

Weighted average common shares outstanding.	55,618	54,376	60,536
Effect of dilutive securities:
Stock options and restricted stock	3,640	2,046	2,274

Weighted average common and common equivalent shares outstanding	59,258	56,422	62,810

Basic net income per share	$0.55	$0.94	$0.83

Diluted net income per share	$0.52	$0.91	$0.80

     Diluted net income per share must be calculated using the “if-converted” method if the outstanding Old Notes and/or New Notes meet the criteria for conversion. If the criteria for conversion is met, diluted net income per share is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and/or New Notes, divided by the weighted average number of common shares outstanding assuming dilution. Diluted net income per share for fiscal 2004 does not reflect the “if-converted” method, even though the criteria for conversion for the Old Notes were met during fiscal 2004, as such calculation would be anti-dilutive. Diluted net income per share for fiscal 2003 does not reflect the “if-converted” method as the criteria for conversion had not been met.

     The diluted net income per share computation for 2004 and 2003 excludes 5,393 and 3,098,163 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive. Diluted net income per share as of June 30, 2004 also excludes 5,823,103 and 7,324,820 shares of common stock, respectively, issuable upon conversion of the Old Notes and New Notes based upon those shares’ underlying common stock price of

$29.05 and $38.76, respectively. Diluted net income per share as of June 30, 2003 also excludes 13,769,362 shares of common stock issuable upon conversion of the contingent convertible senior notes based upon those shares’ underlying common stock price of $29.05.

NOTE 21. FINANCIAL INSTRUMENTS — CONCENTRATIONS OF CREDIT RISK

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

     At June 30, 2004 and 2003, three customers comprised approximately 88.8% and 72.3%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk existed at June 30, 2004.

NOTE 22. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. Beginning in April 2002, the Company began matching employee contributions at 50% of the first 3% of basic compensation contributed by the participants. During fiscal 2004, 2003 and 2002, the Company recognized expense related to matching contributions under the Contribution Plan of $340,000, $307,000 and $70,000, respectively.

NOTE 23. SUBSEQUENT EVENTS

License of SubQ™ from Q-Med

     On July 15, 2004, we entered into an exclusive license agreement with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQ™. Q-Med will have the exclusive right to manufacture SubQ™ for Medicis. SubQ™ is not approved currently for use in the United States and Canada.

     Under the terms of the agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, will license SubQ™ for approximately $80 million, due as follows: approximately $30 million upon closing of the transaction, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005; approximately $10 million upon completion of certain clinical milestones; approximately $20 million upon the satisfaction of certain defined regulatory milestones; and approximately $20 million upon U.S. launch of SubQ™. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.

     Like RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™, SubQ™ is comprised of the same NASHA™ (non-animal stabilized hyaluronic acid) substance with a larger gel particle size and is understood to have patent protection until at least 2015.

License of Product Rights to Taro

     On July 27, 2004, the Company entered into an exclusive license and optional purchase agreement with Taro pursuant to which Taro will market, distribute and sell the LUSTRA® family of products and two development stage products in the United States, Canada and Puerto Rico. The license agreement was effective immediately and extends through July 1, 2007, after which Taro may purchase the product lines.

Repurchases of Common Stock

     In August 2004, the Company’s Board of Directors approved a new program that authorizes the repurchase of up to $150 million of its common stock, which replaces the May 2003 program.

Exchange of Class B Common Stock for Class A Common Stock

     During September 2004, all 758,032 shares of the Company’s Class B common stock were in the process of being exchanged for 758,032 shares of the Company’s Class A common stock. The Company’s consolidated financial statements as of June 30, 2004 do not reflect this change, as it would be immaterial for the current year presentation.

NOTE 24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The table below lists the quarterly financial information for fiscal 2004 and 2003. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding, or, in the case of diluted net (loss) income per share, the application of the “if converted” method for dilution in particular quarters.

	YEAR ENDED JUNE 30, 2004
	(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 2003	DECEMBER 31, 2003	MARCH 31, 2004	JUNE 30, 2004
Net revenues	$63,295	$70,633	$81,839	$87,954
Gross profit	53,114	59,396	68,721	75,885
Loss on early extinguishment of debt	(58,660)	—	—	—
Net (loss) income	(27,164)	13,627	20,671	23,705
Basic net (loss) income per share	$(0.50)	$0.25	$0.37	$0.42
Diluted net (loss) income per share	$(0.50)	$0.23	$0.33	$0.37

	YEAR ENDED JUNE 30, 2003
	(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 2002	DECEMBER 31, 2002	MARCH 31, 2003	JUNE 30, 2003
Net revenues	$58,745	$59,514	$62,575	$66,705
Gross profit	49,587	50,207	53,461	56,024
Net income	11,879	15,301	10,224	13,851
Basic net income per share	$0.22	$0.28	$0.19	$0.25
Diluted net income per share	$0.21	$0.27	$0.18	$0.24

     Gross profit does not include amortization of the related intangibles.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to
	beginning of	costs and	Charged to other		Balance at end of
Description	year	expenses	accounts	Deductions	year
Year Ended June 30, 2004
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$12,716	$83,834	—	$(83,484)	$13,066
Year Ended June 30, 2003
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$7,395	$61,034	—	$(55,713)	$12,716
Year Ended June 30, 2002
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$5,050	$36,644	—	$(34,299)	$7,395

S-1

EXHIBIT INDEX

Exhibit No.		Description
2.1	-	Agreement of Merger by and between Medicis Pharmaceutical Corporation, a Delaware corporation, Medicis Acquisition Corporation, a Delaware corporation, and GenDerm Corporation, a Delaware corporation, dated November 28, 1997 (11)

2.1 (a)	-	Agreement of Plan of Merger, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

3.1	-	Certificate of Incorporation of the Company, as amended (filed herewith)

3.3 (a)	-	Amended and Restated By-Laws of the Company (13)

4.1	-	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (4)

4.1 (b)	-	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A. (9)

4.1 (c)	-	Amendment No. 3 to Rights Agreement, dated May 31, 2002, between the Company and Wells Fargo Bank Minnesota, N.A., as successor-in-interest to American Stock Transfer & Trust Company (18)

4.1 (d)	-	Indenture, dated as of August 19, 2003, by and between Medicis Pharmaceutical Corporation, as issuer, and Deutsche Bank Trust Company Americas, as trustee (filed herewith)

4.1 (e)	-	Indenture, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (19)

4.2	-	Registration Rights Agreement, dated as of June 4, 2002, by and between Medicis Pharmaceutical Corporation and Deutsche Bank Securities Inc. (19)

4.3	-	Form of specimen certificate representing Class A common stock (1)

10.1	-	Asset Purchase Agreement among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (filed herewith)

10.2	-	Securities Purchase Agreement among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated May 18, 2004 (filed herewith)

10.3	-	License Agreement among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc.,

Exhibit No.		Description
and BioMarin Pediatrics Inc., dated May 18, 2004 (filed herewith)

10.8	-	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.9	-	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.9 (a)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.9 (b)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.20	-	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.59	-	Supply Agreement, dated October 21, 1992, between Schein and the Company (2)

10.70	-	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein and the Company (3)

10.72(a)	-	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.72(b)	-	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.72(c)	-	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.72(d)	-	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.72(e)	-	Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.72(f)	-	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (filed herewith)

10.73(a)	-	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.73(b)	-	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.73(c)	-	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.74(a)	-	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

10.74(b)	-	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.74(c)	-	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.75	-	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.76	-	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.89	-	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.90	-	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.91	-	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.92	-	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

Exhibit No.		Description
10.93	-	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.94	-	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

10.95	-	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.96	-	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.97	-	Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.98	-	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.99	-	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.99(a)	-	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.100	-	Supply Agreement between Q-Med AB and Medicis Pharmaceutical Corporation, dated March 7, 2003(21)

10.101	-	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.102	-	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis Pharmaceutical Corporation, and Q-Med AB, dated July 15, 2004 (filed herewith) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.103	-	Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (filed herewith) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

12	-	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21.1	-	Subsidiaries (filed herewith)

23.1	-	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

24.1	-	Power of Attorney See signature page(s)

31.1	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	-	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

99.1 (a)	-	Charter of the Nominating and Governance Committee of the Board of Directors of Medicis Pharmaceutical Corporation(2)

99.2	-	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., Medicis Pharmaceutical Corporation, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

99.2 (a)	-	Medicis Pharmaceutical Corporation Corporate Governance Guidelines(22)

99.3	-	Voting Agreement, dated as of October 1, 2001, by and among Medicis Pharmaceutical Corporation, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II

          L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(6)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(7)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(8)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the exhibit with the same number in the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443,previously filed with the SEC