Form 10-Q
period 2004-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2004-11-09
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2004
Class A Common Stock $.014 Par Value	54,703,427

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	June 30, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,409	$46,621
Short-term investments	488,690	587,419
Accounts receivable, net	45,782	47,858
Inventories, net	19,622	19,540
Deferred tax assets, net	14,481	14,104
Other current assets	16,207	18,321

Total current assets	683,191	733,863

Property and equipment, net	6,248	5,842
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	312,371	312,416
Other intangible assets	15,910	15,288

	328,281	327,704
Less: accumulated amortization	56,434	51,961

Net intangible assets	271,847	275,743
Goodwill	55,400	55,401
Deferred tax assets, net	1,913	—
Deferred financing costs, net	6,999	7,535

	$1,025,598	$1,078,384

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	June 30, 2004
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$18,523	$13,912
Short-term contract obligation	17,865	17,891
Income taxes payable	4,093	712
Other current liabilities	31,136	34,605

Total current liabilities	71,617	67,120

Long-term liabilities:
Contingent convertible senior notes	453,065	453,067
Deferred tax liability, net	—	2,894
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 66,613,165 and 65,419,460 at September 30, 2004 and June 30, 2004, respectively	932	916
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 0 and 758,032 at September 30, 2004 and June 30, 2004, respectively	—	10
Additional paid-in capital	528,287	517,468
Accumulated other comprehensive income	148	(1,020)
Deferred compensation	(1,083)	(1,212)
Accumulated earnings	229,394	230,049
Less: Treasury stock, 10,425,268 and 8,681,468 shares at cost at September 30, 2004 and at June 30, 2004, respectively	(256,762)	(190,908)

Total stockholders’ equity	500,916	555,303

	$1,025,598	$1,078,384

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	September 30, 2004	September 30, 2003
Net product revenues	$72,107	$60,830
Net contract revenues	16,711	2,465

Net revenues	88,818	63,295

Operating costs and expenses:
Cost of product revenue	13,833	10,181
Selling, general and administrative	32,176	30,012
Research and development	36,513	3,539
Depreciation and amortization	5,032	3,425

Operating costs and expenses	87,554	47,157

Operating income	1,264	16,138
Interest income	2,520	2,596
Interest expense	(2,666)	(2,874)
Loss on early extinguishment of debt	—	(58,660)

Income (loss) before income tax (expense) benefit	1,118	(42,800)
Income tax (expense) benefit	(95)	15,636

Net income (loss)	$1,023	$(27,164)

Basic net income (loss) per share	$0.02	$(0.50)

Diluted net income (loss) per share	$0.02	$(0.50)

Cash dividend declared per common share	$0.03	$0.025

Basic common shares outstanding	57,228	54,595

Diluted common shares outstanding	60,268	54,595

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	September 30, 2004	September 30, 2003
Operating Activities:
Net income (loss)	$1,023	$(27,164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,568	3,998
Loss on disposal of property and equipment	37	—
Loss (gain) on sale of available-for-sale investments	20	(118)
Amortization of deferred compensation	129	129
Deferred income tax benefit	(5,185)	(11,863)
Tax benefit from exercise of stock options	2,616	1,349
Provision for doubtful accounts and returns	300	—
Accretion of premium on investments	1,308	1,573
Loss on early extinguishment of debt	—	58,660
Changes in operating assets and liabilities:
Accounts receivable	1,776	9,856
Inventories	(81)	(6,780)
Other current assets	2,114	(4,020)
Accounts payable	4,611	6,019
Income taxes payable	3,381	(481)
Other current liabilities	(3,711)	2,593

Net cash provided by operating activities	13,906	33,751
Investing Activities:
Purchase of property and equipment	(1,002)	(1,123)
Payment of direct merger costs	(25)	(298)
Payments for purchase of product rights	(578)	(798)
Purchase of available-for-sale investments	(297,629)	(165,480)
Sale of available-for-sale investments	380,033	96,129
Maturity of available-for-sale investments	15,655	40,375
Increase in restricted cash	—	(86)
Change in other assets	—	8

Net cash provided by (used in) investing activities	96,454	(31,273)
Financing Activities:
Payment of deferred financing costs	—	(557)
Payment of dividends	(1,435)	(1,362)
Purchase of treasury stock	(65,855)	—
Proceeds from the exercise of stock options	8,208	4,298

Net cash (used in) provided by financing activities	(59,082)	2,379
Effect of exchange rate on cash and cash equivalents	510	115

Net increase in cash and cash equivalents	51,788	4,972
Cash and cash equivalents at beginning of period	46,621	44,346

Cash and cash equivalents at end of period	$98,409	$49,318

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(unaudited)

1.	NATURE OF BUSINESS

          Medicis Pharmaceutical Corporation is a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the United States for the treatment of dermatological, aesthetic and podiatric conditions in the United States and Canada. The Company offers a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). In March 2003, Medicis expanded into the dermal aesthetic market through its acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. RESTYLANE® has been approved by the Food and Drug Administration (the “FDA”) for use in the United States. RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ have been approved for use in Canada. See Note 6 for further discussion. In addition to the Company’s expansion into the dermal aesthetics market, Medicis had previously expanded into the pediatric market in November 2001 through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent marketed products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions (ORAPRED®). On May 18, 2004, the Company closed an asset purchase agreement and license agreement and executed a securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”). The asset purchase agreement involves BioMarin’s purchase of assets related to ORAPRED®, including assets concerning the Ascent sales force. The license agreement granted BioMarin, among other things, the exclusive worldwide rights to ORAPRED®. The securities purchase agreement granted BioMarin the option to purchase all outstanding shares of common stock of Ascent, based on certain conditions. As a result, the Company no longer markets prednisolone-based products to U.S.-based pediatricians. See Note 5 for further discussion of the BioMarin transaction.

          The condensed consolidated financial statements include the accounts of Medicis Pharmaceutical Corporation and its wholly owned subsidiaries (“Medicis” or the “Company”). The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (“fiscal 2004”). The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2004. Certain prior period amounts have been reclassified to conform with current period presentation.

2.	STOCK-BASED COMPENSATION

          At September 30, 2004, the Company had five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Other than restricted stock, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

          The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation (amounts in thousands, except per share amounts):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
Net income (loss), as reported	$1,023	$(27,164)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,899	4,352

Pro-forma net loss	$(3,876)	$(31,516)

Earnings per share:
Basic – as reported	$0.02	$(0.50)
Basic – pro forma	$(0.07)	$(0.58)
Diluted – as reported	$0.02	$(0.50)
Diluted – pro forma	$(0.07)	$(0.58)

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

          On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. Statement 123R will negatively impact the Company’s earnings; however, the Company has not completed an analysis of all of the differences between Statement 123R and SFAS No. 123.

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

          On July 15, 2004, the Company entered into an exclusive license agreement with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQTM. Q-Med will have the exclusive right to manufacture SubQTM for Medicis. SubQTM is currently not approved for use in the United States and Canada. Under terms of the agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, will license SubQTM for approximately $80 million, due as follows: approximately $30 million upon closing of the transaction, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005, along with approximately $0.7 million of professional fees related to the completion of the agreement; approximately $10 million upon completion of certain clinical milestones; approximately $20 million upon satisfaction of certain defined regulatory milestones; and approximately $20 million upon U.S. launch of SubQTM. The Company also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.

          On September 4, 2002, the Company purchased the Abbreviated New Drug Application (“ANDA”) for a pediatric prescription product from a third-party pharmaceutical company for $9.0 million. Under terms of the agreement, the Company may be required to make future contingent payments based on the achievement of certain milestones. The contingent payments, if the milestones are achieved, would be payable at the six (6)-, twelve (12)-, and eighteen (18)-month anniversaries of the closing of the agreement. During the quarters ended September 30, 2003 and March 31, 2004, the second and third milestones were achieved and $3.5 and $4.5 million, respectively, became payable to the third-party pharmaceutical company. The Company accounted for the initial payment and the subsequent contingent payments as an acquisition of an intangible asset and commenced amortizing the asset over 15 years beginning in the second quarter of fiscal 2003. This ANDA is included as part of the BioMarin transaction discussed in Note 5.

4.	LICENSE OF PRODUCTS TO TARO PHARMACEUTICAL INDUSTRIES, INC.

          On July 27, 2004, the Company entered into an exclusive license and optional purchase agreement with Taro Pharmaceutical Industries, Inc. (“Taro”) pursuant to which Taro will market, distribute and sell the LUSTRA® family of products and two development stage products in the United States, Canada and Puerto Rico. The LUSTRA® family of products are topical therapies prescribed for the treatment of ultraviolet-induced skin discolorations and hyperpigmentation usually associated with the use of oral contraceptives, pregnancy, hormone replacement therapy, sun damage and superficial trauma. The license agreement extends through July 1, 2007, after which Taro may purchase the product lines.

5.	LICENSE OF ORAPRED® TO BIOMARIN

          On May 18, 2004, the Company closed an asset purchase agreement and license agreement and executed a securities purchase agreement with BioMarin. The asset purchase agreement involves BioMarin’s purchase of assets related to ORAPRED®, including assets concerning the Ascent field sales force. ORAPRED® and related pediatric intellectual property is owned by Ascent, a wholly owned subsidiary of Medicis. The license agreement granted BioMarin, among other things, the exclusive worldwide rights to ORAPRED®. The securities purchase agreement granted BioMarin the option to purchase all outstanding shares of common stock of Ascent, based on certain conditions. As part of the transaction, the name of Ascent Pediatrics, Inc. was changed to Medicis Pediatrics, Inc.

          Under terms of the agreements, BioMarin will make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin will also make payments of $2.5 million per quarter for six quarters beginning in July 2004 for reimbursement of certain contingent payments as discussed in Note 7. The license agreement will terminate in July 2009. At that time, based on certain conditions, BioMarin will have the option to purchase all outstanding shares of Ascent for approximately $82 million. The payment will consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time. The Company is responsible for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin is responsible for paying the Company for future finished goods inventory delivered through June 30, 2005. As a result, the Company is required to recognize the first $60 million of license payments ratably through June 30, 2005. The Company has deferred approximately $2.7 million and $3.5 million in revenue under the agreement as of September 30, 2004, and June 30, 2004, respectively. The license payments received after June 30, 2005 and the reimbursement of contingent payments will be recognized as revenue when all four criteria of SAB 104 have been met.

          As of the closing date of the transaction, BioMarin is responsible for all marketing and promotional efforts regarding the sale of ORAPRED®. As a result, Medicis no longer advertises and promotes any oral liquid prednisolone sodium phosphate solution product or any related line extension. During the term of the license agreement, Medicis will maintain ownership of the intellectual property and, consequently, will continue to amortize the related intangible assets. Payments received from BioMarin under the license agreement will be treated as contract revenue, which is included in net revenues in the condensed consolidated statements of income.

6.	AQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP

          On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™. RESTYLANE® has been approved by the FDA for use in the United States. RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ have been approved for use in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, approximately $19.4 million in May 2004 upon certain cumulative commercial milestones being achieved and will pay approximately $29.1 million upon FDA approval of PERLANE™. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.

7.	MERGER OF ASCENT PEDIATRICS, INC.

          As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period ended November 15, 2006, subject to certain deductions and set-offs. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. A total of approximately $17.9 million is included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of September 30, 2004, representing the first two years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Part II of this Form 10-Q.

8.	SEGMENT AND PRODUCT INFORMATION

          The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-Dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-Dermatological field represents products for the treatment of Asthma (until May 2004, when the Company licensed ORAPRED® to BioMarin) and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF® and RESTYLANE®. The Non-Dermatological product lines include BUPHENYL® and ORAPRED®; the latter was one of the Company’s core brands until it was licensed to BioMarin in May 2004. The Non-Dermatological field also includes contract revenues associated with licensing agreements.

          The Company’s pharmaceutical products, with the exception of BUPHENYL®, are promoted to dermatologists, podiatrists and plastic surgeons. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies and others. All products, with the exception of BUPHENYL®, are sold primarily to wholesalers and retail chain drug stores. BUPHENYL® is primarily sold directly to hospitals and pharmacies. Prior to the Company’s licensing of ORAPRED® to BioMarin in May 2004, the Company also promoted its pharmaceutical products to pediatricians.

          The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
Acne and acne-related dermatological products	31%	35%
Non-acne dermatological products	45	46
Non-dermatological products	24	19

Total net revenues	100%	100%

9.	INVENTORIES

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

          Inventories at September 30, 2004 and June 30, 2004 are as follows (amounts in thousands):

	September 30, 2004	June 30, 2004
Raw materials	$8,733	$8,785
Finished goods	11,239	11,105
Valuation reserve	(350)	(350)

Total inventories	$19,622	$19,540

10.	CONTINGENT CONVERTIBLE SENIOR NOTES

          In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2004. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. The Old Notes will mature on June 4, 2032.

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

          The Company incurred $12.6 million of fees and other origination costs related to the issuance of the Old Notes. The Company is amortizing these costs over the five-year Put period, which runs through May 2007. The Put period runs from the date the Old Notes were issued to the date the Company may redeem some or all of the Old Notes.

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

          The New Notes, which are unsecured, do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.

          As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. Both the New Notes and Old Notes are reported in aggregate on the Company’s condensed consolidated balance sheets. During the quarter ended September 30, 2003, the Company recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding fees incurred in connection with the issuance of the Old Notes. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company is amortizing these costs over the five-year Put period. The Put period runs from the date the New Notes were issued to the date the Company may redeem some or all of the New Notes (August 2008).

          During the quarters ended September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the Holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended September 30, 2004, June 30, 2004, March 31, 2004 and September 30, 2003. The Holders of Old Notes have this conversion right only until December 31, 2004. At such time and at the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of November 9, 2004, no other Old Notes had been converted.

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

          At September 30, 2004, the Company had a federal net operating loss carryforward of approximately $69.4 million that begins expiring in varying amounts in the years 2008 through 2021 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $23.0 million of the $69.4 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.

          At September 30, 2004, the Company had a research and experimentation credit carryforward of approximately $1.3 million that begins expiring in varying amounts in the years 2008 through 2024 if not previously utilized. All of the research and experimentation credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and experimentation credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and experimentation credits.

          As a result of the limitations described above, the Company recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and experimentation credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts, which the Company estimates will be realized as of September 30, 2004 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.

          The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $2.6 million increase to equity with a corresponding $2.6 million reduction to taxes payable for the three months ended September 30, 2004. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

12.	STOCK TRANSACTIONS

          On January 2, 2004, the Company announced a 2 for 1 stock split in the form of a stock dividend payable on January 23, 2004 to stockholders of record at the close of business on January 12, 2004. All share and per share data have been restated to reflect the stock split effected in the form of a stock dividend.

          During September 2004, all 758,032 shares of the Company’s Class B common stock were exchanged for 758,032 shares of the Company’s Class A common stock. As of September 30, 2004, there were no shares of Class B common stock outstanding.

          During the three months ended September 30, 2004, Medicis purchased 1,743,800 shares of its Class A common stock in the open market at an average price of $37.76 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in August 2004. This program provides for the repurchase of up to $150 million of Class A common stock at such times as management determines. As of September 30, 2004, the Company has repurchased a total of approximately $65.9 million of Class A common stock pursuant to this program. During the three months ended September 30, 2003, Medicis did not purchase any of its shares of Class A common stock. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

13.	DIVIDENDS DECLARED ON COMMON STOCK

          On September 14, 2004, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on October 29, 2004 to stockholders of record at the close of business on October 1, 2004. The $1.7 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2004.

14.	COMPREHENSIVE INCOME

          Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended September 30, 2004 was $2.2 million. Total comprehensive loss for the three months ended September 30, 2003 was $27.7 million.

15.	NET INCOME (LOSS) PER SHARE

          The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2004	2003
Net income (loss)	$1,023	$(27,164)

Weighted average common shares outstanding	57,228	54,595
Effect of dilutive securities:
Stock options and restricted stock	3,040	—

Weighted average common and common equivalent shares	60,268	54,595

Basic net income (loss) per share	$0.02	$(0.50)

Diluted net income (loss) per share	$0.02	$(0.50)

          Diluted net income (loss) per share must be calculated using the “if-converted” method if the outstanding Old Notes and/or New Notes meet the criteria for conversion. If the criteria for conversion is met, diluted net income per share is calculated by adjusting net income (loss) for tax-effected net interest and issue costs on the Old Notes and/or New Notes, divided by the weighted average number of common shares outstanding assuming conversion. Diluted net income per share for the three months ended September 30, 2004 does not reflect the “if-converted” method, even though the criteria for conversion for the Old Notes were met during the three months ended September 30, 2004, as such calculation would be anti-dilutive. The diluted net income per common share computation for the three months ended September 30, 2004 excludes 2,183,362 shares of stock that represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the period and were anti-dilutive. Diluted net income per share for the three months ended September 30, 2004 also excludes 5,822,960 and 7,324,820 shares of Class A common stock, respectively, issuable upon conversion of the Old Notes and New Notes based upon those shares’ underlying common stock price on September 30, 2004 of $29.05 and $38.76, respectively. Beginning as early as the three months ended December 31, 2004, the underlying shares related to the Old Notes and the New Notes will be required to be included in the calculation of diluted earnings per share regardless of whether or not the criteria for conversion were met during the period, in accordance with a new accounting pronouncement. See Note 17 for further discussion.

          Due to the Company’s net loss during the three months ended September 30, 2003, a calculation of diluted earnings per share is not required. For the three months ended September 30, 2003, potentially dilutive securities consisted of restricted stock and stock options convertible into approximately 2.7 million shares; and 5,823,166 and 7,324,820 shares of common stock, respectively, issuable upon conversion of the Old Notes and New Notes based upon those shares’ underlying common stock price of $29.05 and $38.76, respectively.

16.	CONTINGENCIES

          The Company and certain of its subsidiaries are parties to actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, the Company believes, at the present time, that the ultimate resolution of these matters will not have a material adverse effect on its business. In the Company’s opinion, based upon consultation with legal counsel, as of September 30, 2004, the ultimate outcome with respect to any of these matters, based on the information available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and/or in the aggregate will not have a material adverse effect on the Company’s business, financial condition or results of operations.

17.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” at its September 29-30, 2004 meeting. The effective date has not been finalized, but is expected to be effective for reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the “if-converted” method of accounting to reflect the contingent issuance of 13.8 million shares under the Company’s Old Notes issued in November 2001 (through August 14, 2003, the date of a partial exchange of Old Notes for New Notes discussed in Note 10) and 5,822,960 and 7,324,820 shares of Class A common stock under the Company’s Old Notes and New Notes, respectively (after August 14, 2003). EITF Issue No. 04-8 is expected to reduce per share annual earnings by approximately $0.09 for fiscal 2005, while having no effect on per share annual earnings for fiscal 2004.

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

          Our current product lines are divided between the Dermatological and Non-dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-dermatological field represents products for the treatment of Asthma (until May 2004) and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF® and RESTYLANE®. The Non-dermatological product lines include BUPHENYL® and ORAPRED®; the latter was one of the Company’s core brands until it was licensed to BioMarin in May 2004. The Non-Dermatological field also includes contract revenues associated with licensing agreements.

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

          We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our products, consistent with prescriptions written by licensed health care providers. Because many of our products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce.

          We cannot control or significantly influence the purchasing patterns of our wholesale and retail drug chain customers. They are highly sophisticated customers that purchase products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel.

          As described in more detail below, the following significant events and transactions occurred during the three months ended September 30, 2004 and affected our results of operations, our cash flows and our financial condition:

•	license of SubQTM from Q-Med;

•	license of product rights to Taro Pharmaceutical Industries, Inc., or Taro;

•	repurchases of $65.9 million of Class A common stock; and

•	increase in amount of declared cash dividends.

License of SubQTM from Q-Med

          On July 15, 2004, we entered into an exclusive license agreement with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQTM. Q-Med will have the exclusive right to manufacture SubQTM for Medicis. SubQTM is not approved currently for use in the United States and Canada.

          Under the terms of the agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, will license SubQTM for approximately $80 million, due as follows: approximately $30 million upon closing of the transaction, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005, along with approximately $0.7 million of professional fees related to the completion of the agreement; approximately $10 million upon completion of certain clinical milestones; approximately $20 million upon the satisfaction of certain defined regulatory milestones; and approximately $20 million upon U.S. launch of SubQTM. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.

          SubQTM is comprised of the same NASHATM (non-animal stabilized hyaluronic acid) substance as RESTYLANE®, PERLANE® and RESTYLANE FINE LINESTM with a larger gel particle size and is understood to have patent protection until at least 2015.

License of Product Rights to Taro

          On July 27, 2004, we entered into an exclusive license and optional purchase agreement with Taro pursuant to which Taro will market, distribute and sell the LUSTRA® family of products and two development stage products in the United States, Canada and Puerto Rico. The LUSTRA® family of products are topical therapies prescribed for the treatment of ultra-violet-induced skin discolorations and hyperpigmentation usually associated with the use of oral contraceptives, pregnancy, hormone replacement therapy, sun damage and superficial trauma. The license agreement was effective immediately and extends through July 1, 2007, after which Taro may purchase the product lines.

Repurchases of $65.9 Million of Class A Common Stock

          On August 26, 2004, our Board of Directors approved a new program that authorizes the repurchase of up to $150 million in aggregate value of shares of our Class A common stock upon satisfaction of certain conditions. The plan was adopted in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the purchase limit is reached. During the three months ended September 30, 2004, we purchased 1,743,800 shares of our Class A common stock in the open market at an average price of $37.76 per share, or approximately $65.9 million toward the $150 million of repurchases allowed by this program. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

Increase in Amount of Declared Cash Dividends

          On September 14, 2004, we declared a cash dividend of $0.03 per issued and outstanding share of our Class A common stock payable on October 29, 2004 to stockholders of record at the close of business on October 1, 2004. This represents a 20% increase as compared to our previous quarter-end dividend.

RESULTS OF OPERATIONS

          The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2004	2003
Net revenues	100.0%	100.0%
Gross profit	84.4	83.9
Operating expenses	83.0 *	58.4

Operating income	1.4	25.5
Interest expense, net	(0.1)	(0.4)
Loss on early extinguishment of debt	—	(92.7)

Income (loss) before income tax (expense) benefit	1.3	(67.6)
Income tax (expense) benefit	(0.1)	24.7

Net income (loss)	1.2%	(42.9)%

*	Included in operating expenses is $30.7 million (34.6% of net revenues) related to our exclusive license agreement with Q-Med for the development of SubQTM.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Revenues

          The following table sets forth the net revenues for the three months ended September 30, 2004 (the “first quarter of fiscal 2005”) and September 30, 2003 (the “first quarter of fiscal 2004”), along with the percentage of net revenues for each of our product categories (amounts in millions):

	First Quarter	First Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Net revenues	$88.8	$63.3	$25.5	40.3%

	First Quarter	First Quarter
	Fiscal 2005	Fiscal 2004	Change
Acne and acne-related dermatological products	31.3%	34.6%	(3.3)%
Non-acne dermatological products	44.7%	46.2%	(1.5)%
Non-dermatological products	24.0%	19.2%	4.8%

Total net revenues	100.0%	100.0%	—

          Our total net revenues increased during the first quarter of fiscal 2005 primarily as a result of growth in sales of the DYNACIN® and RESTYLANE® products and an increase in contract revenue. Core brand revenues, which includes revenues associated with RESTYLANE®, DYNACIN®, LOPROX®, OMNICEF®, PLEXION® and TRIAZ®, represented approximately $67.0 million, or approximately 75% of net revenues, during the first quarter of fiscal 2005, an increase of approximately 26%, compared to core brand revenues of approximately $53.0 million, or approximately 84% of net revenues, for the first quarter of fiscal 2004. Net revenues associated with our acne and acne-related dermatological products decreased as a percentage of net revenues, but increased in net dollars by 27.1% primarily due to the continued growth of DYNACIN®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, but increased in net dollars by 35.6% during the first quarter of fiscal 2005, primarily due to the launch of RESTYLANE® in the United States in January 2004. Net revenues associated with our non-dermatological products increased as a percentage of net revenues primarily due to the increase in contract revenues associated with the outlicensing of the ORAPRED® and LUSTRA® brands, which was greater than the revenues generated by those products for the comparable period during the first quarter of fiscal 2004.

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

          The following table sets forth our gross profit for the first quarter of fiscal 2005 and 2004, along with the percentage of net revenues represented by such gross profit (amounts in millions):

	First Quarter	First Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Gross profit	$75.0	$53.1	$21.9	41.2%
% of net revenues	84.4%	83.9%

          The increase in gross profit during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was due to the increase in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the first quarter of fiscal 2005 as compared to during the first quarter of fiscal 2004.

Selling, General and Administrative Expenses

          The following table sets forth our selling, general and administrative expenses for the first quarter of fiscal 2005 and 2004, along with the percentage of net revenues represented by selling, general and administrative expenses (amounts in millions):

	First Quarter	First Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Selling, general and administrative	$32.2	$30.0	$2.2	7.2%
% of net revenues	36.2%	47.4%

          The increase in selling, general and administrative expenses from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 was primarily attributable to incremental costs associated with RESTYLANE®. The decrease in selling, general and administrative expenses as a percentage of net revenues from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 was due to net revenues during the first quarter of fiscal 2005 outpacing the increase in selling, general and administrative spending. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. During the first quarter of fiscal 2004, we incurred incremental costs associated with the establishment of a sales and marketing strategy for RESTYLANE®, prior to the commercial launch of the product.

Research and Development Expenses

          The following table sets forth our research and development expenses for the first quarter of fiscal 2005 and 2004 (amounts in millions):

	First Quarter	First Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Research and development	$36.5	$3.5	$33.0	931.9%
Charges included in research and development	30.7	—	30.7	—

          Included in research and development expenses for the first quarter of fiscal 2005 was approximately $30.7 million related to the SubQTM license agreement. See “— License of SubQTM from Q-Med”. SubQTM is currently not approved for use in the United States and Canada. As part of the agreement, we paid Q-Med $30 million upon the closing of the transaction, which was recorded as a charge to research and development expenses during the first quarter of fiscal 2005, along with approximately $0.7 million of professional fees related to the completion of the agreement. Absent this charge, research and development expenses increased $2.3 million, or 62.9%, to $5.8 million during the first quarter of fiscal 2005 from $3.5 million during the first quarter of fiscal 2004. This increase was due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses during the first quarter of fiscal 2005 increased $1.6 million, or 46.9%, to $5.0 million from $3.4 million during the first quarter of fiscal 2004. This increase was primarily due to the amortization of expenses related to the $53.3 million and $19.4 million milestone payments made to Q-Med in December 2003 and May 2004, respectively, which are being amortized over the period from the date of payment through January 2018.

Loss on Early Extinguishment of Debt

          On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. As a result of the exchange, we recognized a loss on early extinguishment of debt during the first quarter of fiscal 2004 totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding fees incurred in connection with the issuance of the Old Notes.

Interest Income

          Interest income during the first quarter of fiscal 2005 decreased $0.1 million, or 2.9%, to $2.5 million from $2.6 million during the first quarter of fiscal 2004, primarily due to a decrease in the average amount of funds invested during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. This decrease was due to the significant amount of repurchases of our common stock that were made during the first quarter of fiscal 2005.

Interest Expense

          Interest expense during the first quarter of fiscal 2005 decreased $0.2 million, or 7.2%, to $2.7 million from $2.9 million during the first quarter of fiscal 2004. This decrease was due to the August 2003 exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum.

Income Tax Expense

          The following table sets forth our income tax (expense) benefit and the resulting effective tax rate stated as a percentage of pre-tax income (loss) for the first quarters of fiscal 2005 and 2004 (amounts in millions):

	First Quarter	First Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Income tax (expense) benefit	$(0.1)	$15.6	$(15.7)	(100.6)%
Effective tax rate	8.5%	36.5%

          Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of tax-exempt interest, charitable contribution deductions and R&D tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of R&D tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.

          Income tax expense during the first quarter of fiscal 2005 increased 100.6%, or $15.7 million, to $0.1 million, from a tax benefit of $(15.6) million in the first quarter of fiscal 2004. The increase in income tax was primarily due to the increase in our pre-tax income for the same period. Generally, the provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, in the current quarter, our effective tax rate is less than our estimate of the effective tax rate for the full fiscal year. Pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” significant unusual or infrequently occurring items are included in the period affected rather than being reflected in the annual effective tax rate. The provision for income taxes for the three months ended September, 2004 includes an estimated $11.3 million income tax benefit for the $30.7 million research and development charge related to our licensing agreement with Q-Med (see discussion “—Research and Development Expenses”). Taking this charge into account, we estimate our effective tax rate for fiscal 2005 to be approximately 36%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

          The following table highlights selected cash flow components for the first quarters of fiscal 2005 and 2004, and selected balance sheet components as of September 30, 2004 and June 30, 2004 (amounts in millions):

	First Quarter	First Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Cash provided by (used in):
Operating activities	$13.9	$33.8	$(19.9)	(58.8)%
Investing activities	96.5	(31.3)	127.8	(408.4)%
Financing activities	(59.1)	2.4	(61.5)	(2,583.3)%

	Sept. 30, 2004	June 30, 2004	$ Change	% Change
Cash, cash equivalents and short-term investments	$587.1	$634.0	$(46.9)	(7.4)%
Working capital	611.6	666.7	(55.1)	(8.3)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—

Working Capital

          Working capital as of September 30, 2004 and June 30, 2004 consisted of the following (amounts in millions):

	Sept. 30, 2004	June 30, 2004	$ Change	% Change
Cash, cash equivalents and short-term investments	$587.1	$634.0	$(46.9)	(7.4)%
Accounts receivable, net	45.8	47.9	(2.1)	(4.3)%
Inventories, net	19.6	19.5	0.1	0.4%
Deferred tax assets, net	14.5	14.1	0.4	2.7%
Other current assets	16.2	18.3	(2.1)	(11.5)%

Total current assets	683.2	733.8	(50.6)	(6.9)%
Accounts payable	18.5	13.9	4.6	33.1%
Short-term contract obligation	17.9	17.9	—	—
Income taxes payable	4.1	0.7	3.4	474.7%
Other current liabilities	31.1	34.6	(3.5)	(10.0)%

Total current liabilities	71.6	67.1	4.5	6.7%

Working capital	$611.6	$666.7	$(55.1)	(8.3)%

          We had cash, cash equivalents and short-term investments of $587.1 million and working capital of $611.6 million at September 30, 2004, as compared to $634.0 million and $666.7 million, respectively, at June 30, 2004. The decreases were primarily due to $65.9 million of repurchases of our Class A common stock and $30.7 million paid in respect of the SubQTM license agreement during the first quarter of fiscal 2005, partially offset by operating cash flow generated during the quarter and proceeds from the exercise of stock options received during the quarter.

          Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale needs and to fund our share repurchase program.

Net Cash Provided By (Used In) Operating Activities

          Net cash provided by operating activities during the first quarter of fiscal 2005 decreased 58.8%, or $19.9 million, to $13.9 million from $33.8 million during the first quarter of fiscal 2004. The decrease was primarily due to the $30.7 million cash outflow related to the research and development charge incurred in connection with the Q-Med licensing agreement. The $58.7 million loss on the early extinguishment of debt recorded in the first quarter of fiscal 2004 was a non-cash charge and was added back into operating cash flows.

Net Cash Provided By (Used In) Investing Activities

          Net cash provided by investing activities during the first quarter of fiscal 2005 was $96.5 million, as compared to net cash used in investing activities during the first quarter of fiscal 2004 of $31.3 million. The change in net cash provided by (used in) investing activities was due to the net purchases or sales of our short-term investments during the respective quarters.

Net Cash Provided By (Used In) Financing Activities

          Net cash used in financing activities during the first quarter of fiscal 2005 was $59.1 million compared to net cash provided by financing activities of $2.4 million during the first quarter of fiscal 2004. The change was primarily attributable to the purchase of $65.9 million of treasury stock during the first quarter of fiscal 2005 while no cash was used to purchase treasury stock during the first quarter of fiscal 2004.

Contingent Convertible Senior Notes and Other Long-Term Commitments

          On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that did not exchange will continue to be subject to the terms of the Old Notes. See Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion.

          The New Notes and the Old Notes are unsecured, do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.

          Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $71.6 million of current liabilities at September 30, 2004. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

Repurchases of Common Stock

          In May 2003, our Board of Directors approved a new repurchase program that authorized the repurchase of up to $75 million of our common stock. This program provided for the repurchase of Class A common stock at such times as management determined. As of June 30, 2004, we had not repurchased any shares of our Class A common stock under this program. In August 2004, our Board of Directors approved a new program that replaced the May 2003 program and authorizes the repurchase of up to $150 million of our Class A common stock. During the first quarter of fiscal 2005, we purchased 1,743,800 shares of our Class A common stock in the open market at an average price of $37.76 per share, for an aggregate purchase price of approximately $65.9 million. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

Dividends

          Since the beginning of fiscal 2004, we have paid quarterly cash dividends aggregating $7.0 million on our common stock. In addition, on September 14, 2004, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on October 29, 2004 to our stockholders of record at the close of business on October 1, 2004. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Line of Credit

          We have a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by us, at our discretion, and is collateralized by our principal assets. Any outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2004. The agreement requires us to comply with certain covenants, including covenants relating to our financial condition and results of operation. We have not drawn on this credit facility. We plan on extending our credit facility during the second quarter of fiscal 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2004. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our condensed consolidated financial statements and are important in understanding our financial condition and results of operations.

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

          Accounts receivable are presented net of allowances related to the above provisions of approximately $13.4 million and $13.1 million at September 30, 2004 and June 30, 2004, respectively.

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

          As a result of our acquisitions, we included approximately $55.4 million of goodwill on our condensed consolidated balance sheets as of September 30, 2004 and June 30, 2004.

          As a result of our acquisitions of product rights and other identifiable intangible assets, we have included approximately $271.8 million and $275.7 million as net intangible assets on our condensed consolidated balance sheets as of September 30, 2004 and June 30, 2004, respectively.

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

          Deferred income taxes are presented net of a valuation allowance of approximately $17.5 million as of September 30, 2004 and June 30, 2004.

Managed Care and Medicaid Reserves

          We establish and maintain reserves for amounts payable by us to managed care organizations and state Medicaid programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. The amounts estimated to be paid relating to products sold are recognized as revenue reductions and as additions to accrued expenses at the time of sale based on our best estimate of the expected prescription fill rate to these managed care and state Medicaid patients, using historical experience adjusted to reflect known changes in the factors that impact such reserves.

          If the levels of managed care and Medicaid rebates fluctuate significantly and/or if our estimates do not adequately reserve for these reductions of net product revenues, our reported net product revenues could be negatively affected.

          Accrued liabilities include reserves of approximately $10.1 million and $11.7 million at September 30, 2004 and June 30, 2004, respectively, for estimated managed care and Medicaid rebates.

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

          During the first quarter of fiscal 2005, we incurred and expensed approximately $30.7 million of up-front or development milestone payments related to research and development collaborations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” at its September 29-30, 2004 meeting. The effective date has not been finalized but is expected to be for reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, would be restated using the “if-converted” method of accounting to reflect the contingent issuance of 13.8 million shares under the Company’s Old Notes issued in November 2001 (through August 14, 2003, the date of a partial exchange of Old Notes for New Notes discussed in Note 10) and 5,822,960 and 7,324,820 shares of Class A common stock under the Company’s Old Notes and New Notes, respectively (after August 14, 2003). EITF Issue No. 04-8 is expected to reduce per share annual earnings by approximately $0.09 for fiscal 2005, while having no effect on per share annual earnings for fiscal 2004.

          On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. We are in the process of determining the impact this will have on our consolidated financial statements.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

          Our disclosures and analyses in this Quarterly Report on Form 10-Q include forward-looking information about our financial results and estimates, business prospects and products in research. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events, but involve substantial risks and uncertainties. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;

•	changes in our product mix;

•	manufacturing or supply interruptions;

•	competitive developments affecting our current growth products, such as the recent FDA approval of HYLAFORM® and HYLAFORM PLUS®, competitors to RESTYLANE®, a generic form of our DYNACIN® Tablets product and a generic form of our LOPROX® TS product;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	our ability to protect our patents and other intellectual property;

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings;

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	growth in costs and expenses; and

•	the impact of acquisitions, divestitures and other significant corporate transactions.

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

          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the Securities and Exchange Commission. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, includes a discussion of various factors that could cause actual results to differ materially from expected and historical results, which is incorporated herein by reference and which you should review. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of September 30, 2004, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4. CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures as of September 30, 2004 and have concluded that, as of such date our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          During the three months ended September 30, 2004, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          On November 9, 2001, prior to its merger with our Company, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in the Business Session of the Superior Court of the Commonwealth of Massachusetts. In the action, the Triumph group claimed that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group sought damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. On April 9, 2004, the court ruled on the cross-motions in Ascent’s favor. Triumph’s cross-motion for summary judgment was denied and Ascent’s cross-motion for summary judgment was granted on all claims. The court entered its order dismissing the lawsuit on April 13, 2004. Triumph filed a notice of appeal on May 6, 2004. Both Triumph and Ascent have filed their appellate briefs, and the matter is currently pending before the Massachusetts Appeals Court. We continue to believe that the claims of the Triumph group are without merit and will vigorously contest the appeal.

          On October 15, 2004, BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc. (collectively “BioMarin”) brought a civil action against us and Medicis Pediatrics, Inc. in the United States District Court for the Northern District of California, entitled BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc. v. Medicis Pharmaceutical Corp. and Medicis Pediatrics Inc., Civ. Action No. C 04-4374 CW (the “BioMarin Action”), alleging violation of Section 10(b) of the Securities Exchange Act of 1934, fraud in the inducement, negligent misrepresentation and breach of contract arising out of an Asset Purchase Agreement, License Agreement and Securities Purchase Agreement entered into by the Company and BioMarin as of May 18, 2004. BioMarin sought damages in an amount not less than $50 million. BioMarin voluntarily dismissed without prejudice the BioMarin Action on October 19, 2004 in order to allow the parties the opportunity to engage in good faith settlement negotiations. We believe that the claims of BioMarin are without merit and will vigorously contest any litigation.

          On October 15, 2003, Kiel Laboratories, Inc. (“Kiel”) filed suit against us in the U.S. District Court for the Northern District of Georgia. In that action, Kiel claims that as a result of our acquisition of certain assets from WE Pharmaceuticals, Inc. (“WE”), we interfered with an alleged contractual relationship between Kiel and WE, that we breached certain alleged contractual obligations, and that we violated the federal RICO laws. Kiel has not claimed a specific dollar amount in damages in the pleadings or discovery. We have denied all of Kiel’s allegations and are vigorously defending the litigation. The action currently is in the discovery phase.

          During September 2003, an arbitration proceeding was initiated against us by the former shareholders of Ucyclyd Pharma, Inc., or Ucyclyd, which is now a subsidiary of Medicis. The purchase agreement pursuant to which we acquired Ucyclyd requires us to make a final purchase price payment of $2.7 million to the former Ucyclyd shareholders upon the occurrence of certain triggering events. The former shareholders asserted that this final payment was now due and owing. It was our position that no triggering event had yet occurred, and that the payment was not yet due. An arbitration hearing was held in September 2004, and by order dated October 19, 2004, the arbitrator found in favor of the former Ucyclyd shareholders and awarded these shareholders the contractual payment of $2.7 million, plus pre-judgment interest, costs and attorneys’ fees, for a total award of $3,823,655. Payment will be made during November 2004. This payment will be treated as an addition to the purchase price of Ucyclyd and will be added to the related intangible asset in our condensed consolidated balance sheets for the second quarter of fiscal 2005.

          On June 21, 2004, the United States International Trade Commission (“ITC”) instituted an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, at the request of Inamed Corporation (“Inamed”). The investigation identifies Medicis Aesthetics, Inc., a wholly owned subsidiary of our company, and Q-Med as respondents in the investigation regarding Inamed’s allegation of infringement of its U.S. Patent No. 4,803,075, dated February 7, 1989, by the dermal filler, RESTYLANE®. On September 16, 2004, Inamed moved to add our distributor, McKesson Corporation, as a respondent. The motion was granted by the Administrative Law Judge (“ALJ”). The ITC must affirm or reverse the ALJ’s decision regarding the addition of McKesson as a party. A decision is expected during November 2004. There is no provision for money damages in this proceeding. However, if there is a finding by the ITC that we have engaged in unfair trade practices, the ITC could order us to cease and desist from distributing any RESTYLANE® that we may have in our possession in the United States. This action is currently in the discovery phase. Inamed has filed a parallel infringement action against us and Q-Med in the U.S. District Court of the Southern District of California regarding the same patent. Inamed recently amended its complaint to add McKesson as a party to this action as well. This action has been stayed pending the outcome of the ITC investigation. After a preliminary investigation regarding the above complaints, it is our belief that we have meritorious defenses as to the infringement claims and as to the validity of the Inamed patent.

          We and certain of our subsidiaries are parties to other actions and proceedings incident to our businesses, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, we believe, at the present time, that the ultimate resolution of these matters will not have a material adverse effect on our business. In our opinion, based upon consultation with legal counsel, as of September 30, 2004, the ultimate outcome with respect to any of these matters, based upon the information available to us, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and/or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The following provides information regarding our purchase, during the quarterly period ended September 30, 2004, of our Class A common stock:

				Total Number of	Maximum Amount
	Total			Shares Purchased as	That May Yet
	Number	Average		Part of Publicly	Be Purchased
	Of Shares	Price Paid	Total	Announced Plans	Under the Plans
Period	Purchased	per Share	Price Paid	or Programs	or Programs(1)
Three Months Ended September 30, 2004	1,743,800	$37.76	$65,855,694	1,743,800	$84,144,306

(1) In August 2004, our Board of Directors approved a share repurchase program that authorizes the repurchase of up to $150 million of our Class A common stock. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.

Item 6. EXHIBITS

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

MEDICIS PHARMACEUTICAL CORPORATION

Date: November 9, 2004	By:	/s/	Jonah Shacknai

Jonah Shacknai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004	By:	/s/	Mark A. Prygocki, Sr.

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