Form 10-Q
period 2004-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2005-02-09
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number      0-18443

MEDICIS PHARMACEUTICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	52-1574808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2005
Class A Common Stock $.014 Par Value	54,249,806

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2004	June 30, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,521	$46,621
Short-term investments	500,997	587,419
Accounts receivable, net	45,716	47,858
Inventories, net	16,919	19,540
Deferred tax assets, net	16,612	14,104
Other current assets	20,263	18,321

Total current assets	632,028	733,863

Property and equipment, net	6,429	5,842

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	314,728	312,416
Other intangible assets	16,061	15,288

	330,789	327,704
Less: accumulated amortization	60,980	51,961

Net intangible assets	269,809	275,743
Goodwill	65,135	55,401
Deferred financing costs, net	6,470	7,535

	$979,871	$1,078,384

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2004	June 30, 2004
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$18,470	$13,912
Short-term contract obligation	27,496	17,891
Income taxes payable	6,686	712
Other current liabilities	26,985	34,605

Total current liabilities	79,637	67,120

Long-term liabilities:
Contingent convertible senior notes	453,065	453,067
Deferred tax liability, net	2,343	2,894

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 66,958,610 and 65,419,460 at December 31, 2004 and June 30, 2004, respectively	937	916
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding:
0 and 758,032 at December 31, 2004 and June 30, 2004, respectively	—	10
Additional paid-in capital	538,190	517,468
Accumulated other comprehensive income	(403)	(1,020)
Deferred compensation	(954)	(1,212)
Accumulated earnings	247,964	230,049
Less: Treasury stock, 12,602,554 and 8,681,468 shares at cost at December 31, 2004 and at June 30, 2004, respectively	(340,908)	(190,908)

Total stockholders’ equity	444,826	555,303

	$979,871	$1,078,384

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net product revenues	$74,892	$69,768	$146,999	$130,599
Net contract revenues	17,457	865	34,168	3,330

Net revenues	92,349	70,633	181,167	133,929

Cost of product revenue	13,438	11,237	27,270	21,418

Gross profit	78,911	59,396	153,897	112,511

Operating costs and expenses:
Selling, general and administrative	32,283	29,102	64,459	59,114
Research and development	9,904	5,753	46,417	9,292
Depreciation and amortization	5,189	3,740	10,222	7,166

Operating costs and expenses	47,376	38,595	121,098	75,572

Operating income	31,535	20,801	32,799	36,939

Interest income	2,556	2,809	5,076	5,405
Interest expense	(2,657)	(2,645)	(5,324)	(5,519)
Loss on early extinguishment of debt	—	—	—	(58,660)

Income (loss) before income tax (expense) benefit	31,434	20,965	32,551	(21,835)
Income tax (expense) benefit	(11,233)	(7,338)	(11,328)	8,298

Net income (loss)	$20,201	$13,627	$21,223	$(13,537)

Basic net income (loss) per share	$0.37	$0.25	$0.38	$(0.25)

Diluted net income (loss) per share	$0.31	$0.21	$0.34	$(0.25)

Cash dividend declared per common share	$0.03	$0.025	$0.06	$0.05

Basic common shares outstanding	54,716	54,965	55,972	54,780

Diluted common shares outstanding	70,843	71,312	72,160	54,780

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Six Months Ended
	December 31, 2004	December 31, 2003
Operating Activities:
Net income (loss)	$21,223	$(13,537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,294	8,262
Loss on disposal of property and equipment	39	—
Loss (gain) on sale of available-for-sale investments	103	(297)
Amortization of deferred compensation	258	258
Deferred income tax benefit	(3,060)	(7,905)
Tax benefit from exercise of stock options	5,058	4,787
Provision for doubtful accounts and returns	3,100	—
Accretion of premium on investments	5,010	3,328
Loss on early extinguishment of debt	—	58,660
Changes in operating assets and liabilities:
Accounts receivable	(957)	(334)
Inventories	2,621	(8,568)
Other current assets	(1,942)	(5,498)
Accounts payable	4,557	1,778
Income taxes payable	5,974	(481)
Other current liabilities	(7,813)	(472)

Net cash provided by operating activities	45,465	39,981

Investing Activities:
Purchase of property and equipment	(1,829)	(2,536)
Payment of direct merger costs	(129)	(403)
Payments for purchase of product rights	(3,085)	(58,321)
Purchase of available-for-sale investments	(440,602)	(342,311)
Sale of available-for-sale investments	489,352	227,604
Maturity of available-for-sale investments	32,451	62,775
Decrease in restricted cash	—	53,837
Change in other assets	—	8

Net cash provided by (used in) investing activities	76,158	(59,347)

Financing Activities:
Payment of deferred financing costs	(6)	(3,051)
Payment of dividends	(3,115)	(2,731)
Purchase of treasury stock	(150,000)	—
Proceeds from the exercise of stock options	15,674	16,100

Net cash (used in) provided by financing activities	(137,447)	10,318

Effect of exchange rate on cash and cash equivalents	724	282

Net decrease in cash and cash equivalents	(15,100)	(8,766)
Cash and cash equivalents at beginning of period	46,621	44,346

Cash and cash equivalents at end of period	$31,521	$35,580

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(unaudited)

1. NATURE OF BUSINESS

     Medicis Pharmaceutical Corporation is a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the United States for the treatment of dermatological, aesthetic and podiatric conditions in the United States and Canada. The Company offers a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). In March 2003, Medicis expanded into the dermal aesthetic market through its acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE ® , PERLANE™ and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. RESTYLANE ® has been approved by the Food and Drug Administration (the “FDA”) for use in the United States. RESTYLANE ® , PERLANE™ and RESTYLANE FINE LINES™ have been approved for use in Canada. See Note 6 for further discussion of the Q-Med transaction. In addition to the Company’s expansion into the dermal aesthetics market, Medicis had previously expanded into the pediatric market in November 2001 through its merger with Ascent Pediatrics, Inc. (“Ascent”). Ascent marketed products to U.S.-based pediatricians, including an oral treatment for children with asthma and other inflammatory respiratory conditions (ORAPRED ® ). On May 18, 2004, the Company closed an asset purchase agreement and license agreement and executed a securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”). The asset purchase agreement involves BioMarin’s purchase of assets related to ORAPRED ®, including assets concerning the Ascent sales force. The license agreement granted BioMarin, among other things, the exclusive worldwide rights to ORAPRED ® . The securities purchase agreement granted BioMarin the option to purchase all outstanding shares of common stock of Ascent, based on certain conditions. As a result, the Company no longer markets prednisolone-based products to U.S.-based pediatricians. See Note 5 for further discussion of the BioMarin transaction.

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

2. STOCK-BASED COMPENSATION

     At December 31, 2004, the Company had six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Other than restricted stock, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation (amounts in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
Net income (loss), as reported	$20,201	$13,627	$21,223	$(13,537)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,171	4,748	10,195	9,100

Pro-forma net income (loss)	$15,030	$8,879	$11,028	$(22,637)

Earnings per share:
Basic – as reported	$0.37	$0.25	$0.38	$(0.25)
Basic – pro forma	$0.27	$0.16	$0.20	$(0.41)
Diluted – as reported	$0.31	$0.21	$0.34	$(0.25)
Diluted – pro forma	$0.24	$0.15	$0.20	$(0.41)

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

     On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for all interim or annual periods beginning after June 15, 2005. SFAS No. 123R will negatively impact the Company’s earnings; however, the Company has not completed an analysis of all of the differences between Statement No. 123R and SFAS No. 123, including the specific transition method to be utilized upon adoption.

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

     On December 13, 2004, the Company entered into an exclusive development and license agreement and other ancillary agreements with Ansata Therapeutics, Inc. (“Ansata”). The development and license agreement grants Medicis the exclusive, worldwide rights to Ansata’s early stage, proprietary antimicrobial peptide technology. In accordance with the development and license agreement, Medicis paid $5 million upon signing of the contract and will pay approximately $9 million upon the successful completion of certain developmental milestones. Should Medicis continue with the development of this technology, the Company will incur additional milestone payments beyond the development and license agreement. The initial $5 million payment, along with approximately $0.5 million of professional fees related to the completion of the agreements, was recorded as a charge to research and development expense during the second quarter of fiscal 2005. In addition, the Company entered into an Option Agreement with Ansata where Medicis has the option to acquire Ansata or certain assets of Ansata if certain financial conditions are present.

     On April 19, 1999, the Company acquired 100% of the common stock of Ucyclyd Pharma, Inc. (“Ucyclyd”), a privately held pharmaceutical company based in Baltimore, Maryland, for net cash of approximately $14.3 million. Ucyclyd’s primary product, BUPHENYL®, is indicated in the treatment of Urea Cycle Disorder. Under terms of the agreement, the Company paid $15.1 million on April 19, 1999, and paid an additional $5.7 million in contingent payments in April 2000. In November 2004, the Company paid $2.7 million to the former shareholders of Ucyclyd as the final contractual purchase price payment. This $2.7 million payment was recorded as an addition to the original Ucyclyd intangible asset in the Company’s condensed consolidated balance sheets.

     On July 15, 2004, the Company entered into an exclusive license agreement and other ancillary documents with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQTM. Q-Med has the exclusive right to manufacture SubQTM for Medicis. SubQTM is currently not approved for use in the United States or Canada. Under terms of the license agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQTM for approximately $80 million, due as follows: approximately $30 million on July 15, 2004, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005, along with approximately $0.7 million of professional fees related to the completion of the agreement; approximately $10 million upon completion of certain clinical milestones; approximately $20 million upon satisfaction of certain defined regulatory milestones; and approximately $20 million upon U.S. launch of SubQTM. The Company also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.

     On September 26, 2002, Medicis entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, Medicis made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, and a development milestone payment of $2.4 million to Dow during the second quarter of fiscal 2004. In accordance with the agreement between the parties, Medicis is required to make potential additional payments upon the certification that certain development milestones have occurred. The initial $5.4 million payment and the $8.8 million development milestone payment were recorded as charges to research and development expense during fiscal 2003, and the $2.4 million development milestone payment was recorded as a charge to research and development expense during the second quarter of fiscal 2004.

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

     Under terms of the agreements, BioMarin was to make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin was also to make payments of $2.5 million per quarter for six quarters beginning in July 2004 for reimbursement of certain contingent payments as discussed in Note 7. The license agreement will terminate in July 2009. At that time, based on certain conditions, BioMarin will have the option to purchase all outstanding shares of Ascent for approximately $82 million. The payment was to consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time. The Company is responsible for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin is responsible for paying the Company for future finished goods inventory delivered through June 30, 2005. As a result, the Company is required to recognize the first $60 million of license payments ratably through June 30, 2005. The Company has deferred approximately $1.8 million and $3.5 million in revenue under the agreement as of December 31, 2004, and June 30, 2004, respectively. The license payments received after June 30, 2005 and the reimbursement of contingent payments will be recognized as revenue when all four criteria of SAB 104 have been met. On January 12, 2005, Medicis and BioMarin entered into amendments to the Securities Purchase Agreement and License Agreement that will decrease total transaction payments to be made under these agreements from a total of $175 million to $159 million.

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

     The terms of the BioMarin transaction were modified in January 2005. See Note 18 for further discussion.

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

7. MERGER OF ASCENT PEDIATRICS, INC.

     As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period ended November 15, 2006, subject to certain deductions and set-offs. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. During the quarter ended December 31, 2004, the threshold for the third year Contingent Payment was met, and approximately $9.6 million was recorded as an increase to goodwill and short-term contract obligation. A total of approximately $27.5 million is included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of December 31, 2004, representing the first three years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Part II of this Form 10-Q.

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

     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
Acne and acne-related dermatological products	34%	36%	33%	35%
Non-acne dermatological products	44	45	44	46
Non-dermatological products	22	19	23	19

Total net revenues	100%	100%	100%	100%

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

     Inventories at December 31, 2004 and June 30, 2004 are as follows (amounts in thousands):

	December 31, 2004	June 30, 2004
Raw materials	$7,610	$8,785
Finished goods	9,659	11,105
Valuation reserve	(350)	(350)

Total inventories	$16,919	$19,540

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

     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. Both the New Notes and Old Notes are reported in aggregate on the Company’s condensed consolidated balance sheets. During the quarter ended September 30, 2003, the Company recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding fees incurred in connection with the issuance of the Old Notes. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company is amortizing these costs over the five-year Put period, which runs through August 2008. The Put period runs from the date the New Notes were issued to the date the Company may redeem some or all of the New Notes.

     During the quarters ended December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the Holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The Holders of Old Notes have this conversion right only until March 31, 2005. At such time and at the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of February 9, 2005, no other Old Notes had been converted.

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

     At December 31, 2004, the Company had a federal net operating loss carryforward of approximately $68.4 million that begins expiring in varying amounts in the years 2008 through 2021 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $22.0 million of the $68.4 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.

     At December 31, 2004, the Company had a research and experimentation credit carryforward of approximately $1.3 million that begins expiring in varying amounts in the years 2008 through 2024 if not previously utilized. All of the research and experimentation credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and experimentation credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and experimentation credits.

     As a result of the limitations described above, the Company recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and experimentation credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts, which the Company estimates will be realized as of December 31, 2004 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.

     The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $2.4 million and $5.1 million increase to equity with a corresponding $2.4 million and $5.1 million reduction to taxes payable for the three and six months ended December 31, 2004. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

12. STOCK TRANSACTIONS

     During September 2004, all 758,032 shares of the Company’s Class B common stock were exchanged for 758,032 shares of the Company’s Class A common stock. As of December 31, 2004, there were no shares of Class B common stock outstanding.

     During the three months ended December 31, 2004 and September 30, 2004, Medicis purchased 2,177,286 and 1,743,800 shares of its Class A common stock in the open market at an average price of $38.65 and $37.76 per share, respectively. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in August 2004. This program provides for the repurchase of up to $150.0 million of Class A common stock at such times as management determines. As of December 31, 2004, the Company has repurchased a total of approximately $150.0 million of Class A common stock pursuant to this program. As the purchase limit has been reached, the plan has terminated. During the three and six months ended December 31, 2003, Medicis did not purchase any of its shares of Class A common stock.

13. DIVIDENDS DECLARED ON COMMON STOCK

     On December 14, 2004, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on January 31, 2005 to stockholders of record at the close of business on January 3, 2005. The $1.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2004.

     On September 14, 2004, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on October 29, 2004 to stockholders of record at the close of business on October 1, 2004. The $1.7 million dividend was recorded as a reduction of accumulated earnings.

14. COMPREHENSIVE INCOME

     Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months and six months ended December 31, 2004 was $19.6 million and $21.8 million, respectively. Total comprehensive income (loss) for the three months and six months ended December 31, 2003 was $12.9 million and $(14.8) million, respectively.

15. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
BASIC

Net income (loss)	$20,201	$13,627	$21,223	$(13,537)

Weighted average number of common shares outstanding	54,716	54,965	55,972	54,780

Basic net income (loss) per common share	$0.37	$0.25	$0.38	$(0.25)

DILUTED

Net income (loss)	$20,201	$13,627	$21,223	$(13,537)

Add:
Tax-effected interest expense and issue costs related to Old Notes	836	836	1,675	—
Tax-effected interest expense and issue costs related to New Notes	838	831	1,677	—

Net income (loss) assuming dilution	$21,875	$15,294	$24,575	$(13,537)

Weighted average number of common shares	54,716	54,965	55,972	54,780

Effect of dilutive securities:
Old Notes	5,823	5,823	5,823	—
New Notes	7,325	7,325	7,325	—
Stock options and restricted stock	2,979	3,199	3,040	—

Weighted average number of common shares assuming dilution	70,843	71,312	72,160	54,780

Diluted net income (loss) per common share	$0.31	$0.21	$0.34	$(0.25)

     Diluted net income (loss) per share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net income (loss) per share is calculated by adjusting net income (loss) for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion. Prior year results have been restated to confirm to EITF 04-8.

     The diluted net income per common share computation for the three months ended December 31, 2004 and 2003 excludes approximately 2.7 million and 46,809 shares of stock, respectively, that represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the period and were anti-dilutive.

     The diluted net income per common share computation for the six months ended December 31, 2004 excludes approximately 2.5 million shares of stock that represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the period and were anti-dilutive. Due to the Company’s net loss during the six months ended December 31, 2003, a calculation of diluted earnings per share is not required. For the six months ended December 31, 2003, potentially dilutive securities consisted of restricted stock and stock options convertible into approximately 3.0 million shares; and approximately 5.8 million and 7.3 million shares of common stock, respectively, issuable upon conversion of the Old Notes and New Notes based upon those shares’ underlying common stock price of $29.05 and $38.76, respectively.

16. CONTINGENCIES

     The Company and certain of its subsidiaries are parties to actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, the Company believes, at the present time, that the ultimate resolution of these matters will not have a material adverse effect on its business. In the Company’s opinion, based upon consultation with legal counsel, as of December 31, 2004, the ultimate outcome with respect to any of these matters, based on the information available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and/or in the aggregate will not have a material adverse effect on the Company’s business, financial condition or results of operations.

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” at its September 29-30, 2004 meeting. EITF Issue No. 04-8 is effective for reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, is restated using the “if-converted” method of accounting to reflect the contingent issuance of 13.8 million shares under the Company’s Old Notes issued in November 2001 (through August 14, 2003, the date of a partial exchange of Old Notes for New Notes discussed in Note 10) and 5,822,960 and 7,324,820 shares of Class A common stock under the Company’s Old Notes and New Notes, respectively (after August 14, 2003). EITF Issue No. 04-8 is expected to reduce per share annual earnings by approximately $0.09 for fiscal 2005, while having no effect on per share annual earnings for fiscal 2004. The Company adopted EITF Issue No. 04-8 during the quarter ended December 31, 2004.

     During December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position, results of operations and cash flows; however, SFAS No. 123R will negatively impact the Company’s earnings.

18. SUBSEQUENT EVENTS

     On January 12, 2005, BioMarin and the Company entered into amendments to the Securities Purchase Agreement and License Agreement entered into on May 18, 2004, a Convertible Promissory Note (“Convertible Note”) and a Settlement and Mutual Release Agreement (collectively the “Agreements”). Under the terms of the Agreements, transaction payments from BioMarin to Medicis previously totaling $175 million were reduced to $159 million. Beginning with license payments relating to ORAPRED® to be made by BioMarin after July 2005, license payments totaling $93 million were reduced pro rata to $88.4 million. Consideration to be received by Medicis from BioMarin in 2009 for the option relating to the purchase of all outstanding shares of Ascent Pediatrics were reduced from $82 million to $70.6 million. Medicis will take full financial responsibility for contingent payments due to former Ascent Pediatric shareholders without the $5 million offset payment that would have been paid by BioMarin to Medicis after

July 1, 2005. Contingent payments are due to former Ascent Pediatric shareholders from Medicis only if revenue from Ascent Pediatric products exceeds certain thresholds. In addition, Medicis will reimburse BioMarin for actual returns, up to certain agreed-upon limits, of ORAPRED® finished goods received by BioMarin during the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.

     Additionally, Medicis will make available to BioMarin a Convertible Note up to $25 million beginning July 1, 2005 based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. In conjunction with the Agreements, BioMarin and Medicis have entered into a settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by the parties other than certain continuing obligations in accordance with the terms of the parties’ agreements.

     On January 28, 2005, the Company amended its strategic alliance with aaiPharma Inc. (“aaiPharma”) previously initiated in June 2002 for the development, commercialization and license of a dermatologic product. The consummation of the amendment has not affected the timing of the development project. The amendment allows for the immediate transfer of the product’s management and development to Medicis, and provides that aaiPharma will continue to assist Medicis with the development of the product on a fee for services basis. Medicis will have no future financial obligations to pay aaiPharma on the attainment of clinical milestones, but will incur approximately $9 million as a charge to research and development expense during the quarter ending March 31, 2005, as part of the amendment and the assumption of all liabilities associated with the project.

     In addition to the amendment, Medicis has entered into a supply agreement with aaiPharma for the eventual manufacture of the product by aaiPharma under certain conditions. Medicis has the right to qualify an alternate manufacturing facility, and aaiPharma has agreed to assist Medicis in obtaining these qualifications. Upon the approval of the alternate facility and approval of the product, Medicis will pay aaiPharma approximately $1 million.

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

     OMNICEF® is a registered trademark of Abbott Laboratories, Inc. under a license from Fujisawa Pharmaceutical Co. Ltd.

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

     As described in more detail below, the following significant events and transactions occurred during the six months ended December 31, 2004 and affected our results of operations, our cash flows and our financial condition:

•	license of SubQTM from Q-Med;

•	license of proprietary peptide technology from Ansata Therapeutics, Inc., (“Ansata”);

•	license of product rights to Taro Pharmaceutical Industries, Inc., (“Taro”);

•	repurchases of $150.0 million of Class A common stock; and

•	increase in amount of declared cash dividends.

License of SubQTM from Q-Med

     On July 15, 2004, we entered into an exclusive license agreement and other ancillary documents with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQTM. Q-Med has the exclusive right to manufacture SubQTM for Medicis. SubQTM is not approved currently for use in the United States or Canada.

     Under the terms of the agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQTM for approximately $80.0 million, due as follows: approximately $30.0 million on July 15, 2004, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005, along with approximately $0.7 million of professional fees related to the completion of the agreement; approximately $10.0 million upon completion of certain clinical milestones; approximately $20.0 million upon the satisfaction of certain defined regulatory milestones; and approximately $20.0 million upon U.S. launch of SubQTM. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.

     SubQTM is comprised of the same NASHATM (non-animal stabilized hyaluronic acid) substance as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINESTM with a larger gel particle size and is understood to have patent protection until at least 2015.

     NASHATM is a trademark of Q-Med used under license.

License of Proprietary Peptide Technology from Ansata

     On December 13, 2004, we entered into an exclusive development and license agreement and other ancillary agreements with Ansata Therapeutics, Inc. (“Ansata”). The development and license agreement grants us the exclusive, worldwide rights to Ansata’s early stage, proprietary antimicrobial peptide technology. In accordance with the development and license agreement, we paid $5.0 million upon signing of the contract and will pay approximately $9.0 million upon the successful completion of certain developmental milestones. Should we continue with the development of this technology, we will incur additional milestone payments beyond the development and license agreement. The initial $5.0 million payment, along with approximately $0.5 million of professional fees related to the completion of the agreements, was recorded as a charge to research and development expense during the second quarter of fiscal 2005.

     Ansata exploits its proprietary antimicrobial peptide technology platform to develop novel therapeutics for topical dermatologic indications. These peptides are an integral part of the body’s innate immune defense system and represent a new class of anti-infective drugs capable of combating multi-drug resistant pathogens. Ansata’s discovery program focuses on improving naturally occurring human antimicrobial peptides. Based on these efforts, Ansata has discovered, and is now developing, several promising molecules for the treatment of dermatologic diseases caused by infectious organisms.

     Based on Ansata’s proprietary discovery technology, its scientists have introduced specific and directed modifications into these naturally occurring peptides that have resulted in significant improvements in efficacy, stability and bioavailability. This focused screening effort enables the rapid identification of those peptides displaying enhanced activity, hence, shortening the time from research to clinic.

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

Repurchases of $150.0 Million of Class A Common Stock

     On August 26, 2004, our Board of Directors approved a new program that authorized the repurchase of up to $150.0 million in aggregate value of shares of our Class A common stock upon satisfaction of certain conditions. The plan was adopted in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The plan was scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the purchase limit is reached. During the three months ended December 31, 2004 and September 30, 2004, we purchased 2,177,286 and 1,743,800 shares of our Class A common stock in the open market at an average price of $38.65 and $37.76 per share, respectively, or approximately $84.1 and $65.9 million, respectively, toward the $150.0 million of repurchases allowed by this program. As the purchase limit has been reached, the plan has terminated.

Increase in Amount of Declared Cash Dividends

     On September 14, 2004, we declared a cash dividend of $0.03 per issued and outstanding share of our Class A common stock payable on October 29, 2004 to stockholders of record at the close of business on October 1, 2004. On December 14, 2004, we declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on January 31, 2005 to stockholders of record at the close of business on January 3, 2005. These dividends represent a 20% increase as compared to our previous quarter-end dividends.

RESULTS OF OPERATIONS

     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	85.4	84.1	84.9	84.0
Operating expenses	51.3 *	54.6 **	66.8 ***	56.4 **

Operating income	34.1	29.5	18.1	27.6
Interest (expense) income, net	(0.1)	0.2	(0.1)	(0.1)
Loss on early extinguishment of debt	—	—	—	(43.8)

Income (loss) before income tax (expense) benefit	34.0	29.7	18.0	(16.3)
Income tax (expense) benefit	(12.1)	(10.4)	(6.3)	6.2

Net income (loss)	21.9%	19.3%	11.7%	(10.1)%

*	Included in operating expenses is $5.5 million (6.0% of net revenues) related to our exclusive development and license agreement with Ansata for proprietary technology.

**	Included in operating expenses is a $2.4 million payment (3.4% and 1.8% of net revenues for the three and six months ended December 31, 2003, respectively) to Dow Pharmaceutical, Inc. (“Dow”) for a research and development collaboration.

***	Included in operating expenses is $5.5 million (3.1% of net revenues) related to our exclusive development and license agreement with Ansata for proprietary technology and $30.7 million (17.0% of net revenues) related to our exclusive license agreement with Q-Med for the development of SubQTM.

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Net Revenues

     The following table sets forth the net revenues for the three months ended December 31, 2004 (the “second quarter of fiscal 2005”) and December 31, 2003 (the “second quarter of fiscal 2004”), along with the percentage of net revenues for each of our product categories (amounts in millions):

	Second	Second
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Net revenues	$92.3	$70.6	$21.7	30.7%

	Second	Second
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	Change
Acne and acne-related dermatological products	34.3%	36.3%	(2.0)%
Non-acne dermatological products	44.2%	45.2%	(1.0)%
Non-dermatological products	21.5%	18.5%	3.0%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the second quarter of fiscal 2005 primarily as a result of growth in sales of the PLEXION® and RESTYLANE® products and an increase in contract revenue. Core brand revenues, which includes revenues associated with RESTYLANE®, DYNACIN®, LOPROX®, OMNICEF®, PLEXION® and TRIAZ®, represented approximately $71.7 million, or approximately 77.7% of net revenues, during the second quarter of fiscal 2005, an increase of approximately 11.5%, compared to core brand revenues of approximately $64.3 million, or approximately 91.1% of net revenues, for the second quarter of fiscal 2004. Net revenues associated with our Acne and acne-related dermatological products decreased as a percentage of net revenues, but increased in net dollars by 23.5% primarily due to an increase in PLEXION® net revenues due to the launch of PLEXION® Cleansing Cloths during the first quarter of fiscal 2005. Net revenues associated with our Non-acne dermatological products decreased as a percentage of net revenues, but increased in net dollars by 27.7% during the second quarter of fiscal 2005, primarily due to the launch of RESTYLANE® in the United States in January 2004. Net revenues associated with our Non-dermatological products increased as a percentage of net revenues primarily due to the increase in contract revenues associated with the outlicensing of the ORAPRED® and LUSTRA® brands, which was greater than the revenues generated by those products for the comparable period during the second quarter of fiscal 2004.

Gross Profit

     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative mix of higher gross profit products and lower gross profit products can affect our total gross profit.

     The following table sets forth our gross profit for the second quarter of fiscal 2005 and 2004, along with the percentage of net revenues represented by such gross profit (amounts in millions):

	Second	Second
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Gross profit	$78.9	$59.4	$19.5	32.9%
% of net revenues	85.4%	84.1%

     The increase in gross profit during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 was due to the increase in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the second quarter of fiscal 2005 as compared to during the second quarter of fiscal 2004.

Selling, General and Administrative Expenses

     The following table sets forth our selling, general and administrative expenses for the second quarter of fiscal 2005 and 2004, along with the percentage of net revenues represented by selling, general and administrative expenses (amounts in millions):

	Second	Second
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Selling, general and administrative	$32.3	$29.1	$3.2	10.9%
% of net revenues	35.0%	41.2%

     The increase in selling, general and administrative expenses from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 was primarily attributable to incremental costs associated with RESTYLANE®. The decrease in selling, general and administrative expenses as a percentage of net revenues from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 was due to net revenues during the second quarter of fiscal 2005 outpacing the increase in selling, general and administrative spending. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. During the second quarter of fiscal 2004, we incurred incremental costs associated with the establishment of a sales and marketing strategy for RESTYLANE®, prior to the commercial launch of the product.

Research and Development Expenses

     The following table sets forth our research and development expenses for the second quarter of fiscal 2005 and 2004 (amounts in millions):

	Second	Second
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Research and development	$9.9	$5.8	$4.1	72.2%
Charges included in research and development	5.5	2.4	3.1	128.1%

     Included in research and development expenses for the second quarter of fiscal 2005 was approximately $5.5 million related to the Ansata development and license agreement. As part of the agreement, we paid Ansata $5.0 million upon the closing of the transaction, which was recorded as a charge to research and development expenses during the second quarter of fiscal 2005, along with approximately $0.5 million of professional fees related to the completion of the agreement. Included in research and development expenses for the second quarter of fiscal 2004 was a $2.4 million milestone payment under a license and development agreement with Dow for a patented dermatological product. Absent these charges, research and development expenses increased $1.1 million, or 31.4%, to $4.4 million during the second quarter of fiscal 2005 from $3.3 million during the second quarter of fiscal 2004. This increase was due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses during the second quarter of fiscal 2005 increased $1.5 million, or 38.8%, to $5.2 million from $3.7 million during the second quarter of fiscal 2004. This increase was primarily due to the amortization of expenses related to the $53.3 million and $19.4 million milestone payments made to Q-Med in December 2003 and May 2004, respectively, which are being amortized over the period from the date of payment through January 2018.

Interest Income

     Interest income during the second quarter of fiscal 2005 decreased $0.2 million, or 9.0%, to $2.6 million from $2.8 million during the second quarter of fiscal 2004, primarily due to a decrease in the average amount of funds invested during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. This decrease was due to the significant amount of repurchases of our common stock that were made during the first and second quarters of fiscal 2005.

Interest Expense

     Interest expense during the first quarter of fiscal 2005 increased slightly to $2.7 million from $2.6 million during the second quarter of fiscal 2004.

Income Tax Expense

     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the second quarters of fiscal 2005 and 2004 (amounts in millions):

	Second	Second
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Income tax expense	$11.2	$7.3	$3.9	53.1%
Effective tax rate	35.7%	35.0%

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

     Income tax expense during the second quarter of fiscal 2005 increased 53.1%, or $3.9 million, to $11.2 million, from $7.3 million in the second quarter of fiscal 2004. The increase in income tax was primarily due to the increase in our pre-tax income for the same period. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. We estimate the range of our effective tax rate for fiscal 2005 to be approximately 35% to 36%.

Six Months Ended December 31, 2004 Compared to the Six Months Ended December 31, 2003

Net Revenues

     The following table sets forth the net revenues for the six months ended December 31, 2004 (the “fiscal 2005 six months”) and December 31, 2003 (the “fiscal 2004 six months”), along with the percentage of net revenues for each of our product categories (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Six Months	Six Months	$ Change	% Change
Net revenues	$181.2	$133.9	$47.3	35.3%

	Fiscal 2005	Fiscal 2004
	Six Months	Six Months	Change
Acne and acne-related dermatological products	32.8%	35.5%	(2.7)%
Non-acne dermatological products	44.4%	45.7%	(1.3)%
Non-dermatological products	22.8%	18.8%	4.0%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the fiscal 2005 six months primarily as a result of growth in sales of the DYNACIN®, PLEXION® and RESTYLANE® products and an increase in contract revenue. Core brand revenues, which includes revenues associated with RESTYLANE®, DYNACIN®, LOPROX®, OMNICEF®, PLEXION® and TRIAZ®, represented approximately $138.7 million, or approximately 76.6% of net revenues, during the fiscal 2005 six months, an increase of approximately 18.2%, compared to core brand revenues of approximately $117.4 million, or approximately 87.6% of net revenues, for the fiscal 2004 six months. Net revenues associated with our Acne and acne-related dermatological products decreased as a percentage of net revenues, but increased in net dollars by 25.2% primarily due to the continued growth of DYNACIN® and an increase in PLEXION® net revenues due to the launch of PLEXION® Cleansing Cloths during the first quarter of fiscal 2005. Net revenues associated with our Non-acne dermatological products decreased as a percentage of net revenues, but increased in net dollars by 31.5% during the fiscal 2005 six months, primarily due to the launch of RESTYLANE® in the United States in January 2004. Net revenues associated with our Non-dermatological products increased as a percentage of net revenues primarily due to the increase in contract revenues associated with the outlicensing of the ORAPRED® and LUSTRA® brands, which was greater than the revenues generated by those products for the comparable period during the fiscal 2004 six months.

Gross Profit

     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative mix of higher gross profit products and lower gross profit products can affect our total gross profit.

     The following table sets forth our gross profit for the fiscal 2005 six months and fiscal 2004 six months, along with the percentage of net revenues represented by such gross profit (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Six Months	Six Months	$ Change	% Change
Gross profit	$153.9	$112.5	$41.4	36.8%
% of net revenues	84.9%	84.0%

     The increase in gross profit during the fiscal 2005 six months as compared to the fiscal 2004 six months was due to the increase in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the fiscal 2005 six months as compared to during the fiscal 2004 six months.

Selling, General and Administrative Expenses

     The following table sets forth our selling, general and administrative expenses for the fiscal 2005 six months and fiscal 2004 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Six Months	Six Months	$ Change	% Change
Selling, general and administrative	$64.5	$59.1	$5.4	9.0%
% of net revenues	35.6%	44.1%

     The increase in selling, general and administrative expenses from the fiscal 2004 six months to the fiscal 2005 six months was primarily attributable to incremental costs associated with RESTYLANE®. The decrease in selling, general and administrative expenses as a percentage of net revenues from the fiscal 2004 six months to the fiscal 2005 six months was due to net revenues during the fiscal 2005 six months outpacing the increase in selling, general and administrative spending. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. During the fiscal 2004 six months, we incurred incremental costs associated with the establishment of a sales and marketing strategy for RESTYLANE®, prior to the commercial launch of the product.

Research and Development Expenses

     The following table sets forth our research and development expenses for the fiscal 2005 six months and fiscal 2004 six months (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Six Months	Six Months	$ Change	% Change
Research and development	$46.4	$9.3	$37.1	399.6%
Charges included in research and development	36.3	2.4	33.9	1,397.3%

     Included in research and development expenses for the fiscal 2005 six months was approximately $30.7 million related to the SubQTM license agreement and $5.5 million related to the Ansata development and license agreement. See “License of SubQTM from Q-Med” and “License of Proprietary Peptide Technology from Ansata.” SubQTM is currently not approved for use in the United States and Canada. As part of the Sub QTM agreement, we paid Q-Med $30.0 million upon closing of the transaction, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005, along with approximately $0.7 million of professional fees related to the completion of the agreement. As part of the Ansata agreement, we paid Ansata $5.0 million upon the closing of the transaction, which was recorded as a charge to research and development expenses during the second quarter of fiscal 2005, along with approximately $0.5 million of professional fees related to the completion of the agreement. Included in research and development expenses for the fiscal 2004 six months was a $2.4 million milestone payment under a license and development agreement with Dow for a patented dermatological product. Absent these charges, research and development expenses increased $3.3 million, or 47.6%, to $10.1 million during the fiscal 2005 six months from $6.9 million during the fiscal 2004 six months. This increase was due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses during the fiscal 2005 six months increased $3.0 million, or 42.7%, to $10.2 million from $7.2 million during the fiscal 2004 six months. This increase was primarily due to the amortization of expenses related to the $53.3 million and $19.4 million milestone payments made to Q-Med in December 2003 and May 2004, respectively, which are being amortized over the period from the date of payment through January 2018.

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

Interest Income

     Interest income during the fiscal 2005 six months decreased $0.3 million, or 6.1%, to $5.1 million from $5.4 million during the fiscal 2004 six months, primarily due to a decrease in the average amount of funds invested during the fiscal 2005 six months as compared to the fiscal 2004 six months. This decrease was due to the significant amount of repurchases of our common stock that were made during the first and second quarters of fiscal 2005.

Interest Expense

     Interest expense during the fiscal 2005 six months decreased $0.2 million, or 3.5% to $5.3 million from $5.5 million during the fiscal 2004 six months. This decrease was due to the August 2003 exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum.

Income Tax Expense

     The following table sets forth our income tax (expense) benefit and the resulting effective tax rate stated as a percentage of pre-tax income (loss) for the fiscal 2005 six months and fiscal 2004 six months (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Six Months	Six Months	$ Change	% Change
Income tax (expense) benefit	$(11.3)	$8.3	$19.6	236.5%
Effective tax rate	34.8%	38.0%

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

     Income tax expense during the fiscal 2005 six months increased 236.5%, or $19.6 million, to $11.3 million, from a tax benefit of $8.3 million in the fiscal 2004 six months. The increase in income tax was primarily due to the increase in our pre-tax income for the same period. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. We estimate the range of our effective tax rate for fiscal 2005 to be approximately 35% to 36%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     The following table highlights selected cash flow components for the fiscal 2005 six months and the fiscal 2004 six months, and selected balance sheet components as of December 31, 2004 and June 30, 2004 (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Six Months	Six Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$45.5	$40.0	$5.5	13.7%
Investing activities	76.2	(59.3)	135.5	(228.3)%
Financing activities	(137.4)	10.3	(147.7)	(1,432.2)%

	Dec. 31, 2004	June 30, 2004	$ Change	% Change
Cash, cash equivalents and short-term investments	$532.5	$634.0	$(101.5)	(16.0)%
Working capital	552.4	666.7	(114.3)	(17.2)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—

Working Capital

     Working capital as of December 31, 2004 and June 30, 2004 consisted of the following (amounts in millions):

	Dec. 31, 2004	June 30, 2004	$ Change	% Change
Cash, cash equivalents and short-term investments	$532.5	$634.0	$(101.5)	(16.0)%
Accounts receivable, net	45.7	47.9	(2.2)	(4.5)%
Inventories, net	16.9	19.5	(2.6)	(13.4)%
Deferred tax assets, net	16.6	14.1	2.5	17.8%
Other current assets	20.3	18.3	2.0	10.6%

Total current assets	632.0	733.8	(101.8)	(13.9)%
Accounts payable	18.5	13.9	4.6	32.8%
Short-term contract obligation	27.5	17.9	9.6	53.7%
Income taxes payable	6.7	0.7	6.0	838.8%
Other current liabilities	26.9	34.6	(7.7)	(22.0)%

Total current liabilities	79.6	67.1	12.5	18.6%

Working capital	$552.4	$666.7	$(114.3)	(17.2)%

     We had cash, cash equivalents and short-term investments of $532.5 million and working capital of $552.4 million at December 31, 2004, as compared to $634.0 million and $666.7 million, respectively, at June 30, 2004. The decreases were primarily due to $150.0 million of repurchases of our Class A common stock, $30.7 million paid in respect of the SubQTM license agreement during the first quarter of fiscal 2005 and $5.5 million paid in respect of the Ansata development and license agreement during the second quarter of fiscal 2005, partially offset by operating cash flow generated during the 2005 six months and proceeds from the exercise of stock options received during the 2005 six months.

     Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale needs.

Net Cash Provided By (Used In) Operating Activities

     Net cash provided by operating activities during the fiscal 2005 six months increased 13.7%, or $5.5 million, to $45.5 million from $40.0 million during the fiscal 2004 six months. The $58.7 million loss on the early extinguishment of debt recorded in the first quarter of fiscal 2004 was a non-cash charge and was added back into operating cash flows for the fiscal 2004 six months.

Net Cash Provided By (Used In) Investing Activities

     Net cash provided by investing activities during the fiscal 2005 six months was $76.2 million, as compared to net cash used in investing activities during the fiscal 2004 six months of $59.3 million. The change in net cash provided by (used in) investing activities was primarily due to the net purchases or sales of our short-term investments during the respective periods. During the fiscal 2005 six months, a significant amount of our short-term investments were sold to fund the purchase of $150.0 million of treasury stock during the fiscal 2005 six months. Included in net cash used in investing activities during the fiscal 2004 was $58.3 million of cash used for the purchase of product rights (including $53.3 million paid to Q-Med upon the approval of RESTYLANE® by the FDA), and $53.8 million of cash provided by a decrease in restricted cash.

Net Cash Provided By (Used In) Financing Activities

     Net cash used in financing activities during the fiscal 2005 six months was $137.4 million compared to net cash provided by financing activities of $10.3 million during the fiscal 2004 six months. The change was primarily attributable to the purchase of $150.0 million of treasury stock during the fiscal 2005 six months while no cash was used to purchase treasury stock during the fiscal 2004 six months.

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

     Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $79.6 million of current liabilities at December 31, 2004. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

Repurchases of Common Stock

     In May 2003, our Board of Directors approved a new repurchase program that authorized the repurchase of up to $75 million of our common stock. This program provided for the repurchase of Class A common stock at such times as management determined. As of June 30, 2004, we had not repurchased any shares of our Class A common stock under this program. In August 2004, our Board of Directors approved a new program that replaced the May 2003 program, which authorized the repurchase of up to $150.0 million of our Class A common stock. During the first two quarters of fiscal 2005, we purchased a total of 3,921,086 shares of our Class A common stock in the open market at an average price of $38.25 per share, for an aggregate purchase price of approximately $150.0 million. As the purchase limit has been reached, the plan has terminated.

Dividends

     Since the beginning of fiscal 2004, we have paid quarterly cash dividends aggregating approximately $8.7 million on our common stock. In addition, on December 14, 2004, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2005 to our stockholders of record at the close of business on January 3, 2005. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Line of Credit

     We have a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by us, at our discretion, and is collateralized by certain short-term investments.

Any outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2006. The agreement requires us to comply with certain covenants, including covenants relating to our financial condition and results of operation. We have not drawn on this credit facility.

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

     Accounts receivable are presented net of allowances related to the above provisions of approximately $16.2 million and $13.1 million at December 31, 2004 and June 30, 2004, respectively.

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

     As a result of our acquisitions, we included approximately $65.1 million and $55.4 million of goodwill on our condensed consolidated balance sheets as of December 31, 2004 and June 30, 2004, respectively.

     As a result of our acquisitions of product rights and other identifiable intangible assets, we have included approximately $269.8 million and $275.7 million as net intangible assets on our condensed consolidated balance sheets as of December 31, 2004 and June 30, 2004, respectively.

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

     Deferred income taxes are presented net of a valuation allowance of approximately $17.5 million as of December 31, 2004 and June 30, 2004.

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

     Accrued liabilities include reserves of approximately $5.1 million and $11.7 million at December 31, 2004 and June 30, 2004, respectively, for estimated managed care and Medicaid rebates. The decrease in the reserves from June 30, 2004 to December 31, 2004 is primarily due to the timing of payments.

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

     Our policy on accounting for costs of strategic collaborations determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. We are required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an ANDA or NDA available, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. In addition, if we acquire product rights that are in the development phase, we expense such payments.

     During the second quarter of fiscal 2005 and the fiscal 2005 six months, we incurred and expensed approximately $5.5 million and $36.2 million, respectively, of up-front or development milestone payments related to research and development collaborations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” at its September 29-30, 2004 meeting. EITF Issue No. 04-8 is effective for reporting periods ending after December 15, 2004. Under EITF Issue No. 04-8, net earnings and diluted shares outstanding, used for earnings per share calculations, is restated using the “if-converted” method of accounting to reflect the contingent issuance of 13.8 million shares under the Company’s Old Notes issued in November 2001 (through August 14, 2003, the date of a partial exchange of Old Notes for New Notes discussed in Note 10) and 5,822,960 and 7,324,820 shares of Class A common stock under the Company’s Old Notes and New Notes, respectively (after August 14, 2003). EITF Issue No. 04-8 is expected to reduce per share annual earnings by approximately $0.09 for fiscal 2005, while having no effect on per share annual earnings for fiscal 2004. The Company adopted EITF Issue No. 04-8 during the quarter ended December 31, 2004.

     During December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position, results of operations and cash flows, including the specific transition method to be utilized upon adoption. SFAS No. 123R will negatively impact the Company’s earnings.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     Our disclosures and analyses in this Quarterly Report on Form 10-Q include forward-looking information about our financial results and estimates, business prospects and products in research. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events, but involve substantial risks and uncertainties. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;

•	changes in our product mix;

•	manufacturing or supply interruptions;

•	competitive developments affecting our current growth products, such as the recent FDA approval of HYLAFORM®, HYLAFORM PLUS® and CAPTIQUE®, competitors to RESTYLANE®, a generic form of our DYNACIN® Tablets product and generic forms of our LOPROX® TS and LOPROX® Cream products;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	our ability to protect our patents and other intellectual property;

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings;

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	growth in costs and expenses; and

•	the impact of acquisitions, divestitures and other significant corporate transactions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2004, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures as of December 31, 2004 and have concluded that, as of such date our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     During the three months ended December 31, 2004, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On November 9, 2001, prior to its merger with our Company, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in the Business Session of the Superior Court of the Commonwealth of Massachusetts. In the action, the Triumph group claimed that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breached the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group sought damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. On April 9, 2004, the court ruled on the cross-motions in Ascent’s favor. Triumph’s cross-motion for summary judgment was denied and Ascent’s cross-motion for summary judgment was granted on all claims. The court entered its order dismissing the lawsuit on April 13, 2004. Triumph filed a notice of appeal on May 6, 2004. Both Triumph and Ascent have filed their appellate briefs, and the matter is currently pending before the Massachusetts Appeals Court. We continue to believe that the claims of the Triumph group are without merit and will vigorously contest the appeal.

     On October 15, 2003, Kiel Laboratories, Inc. (“Kiel”) filed suit against us in the U.S. District Court for the Northern District of Georgia. In that action, Kiel claims that as a result of our acquisition of certain assets from WE Pharmaceuticals, Inc. (“WE”), Medicis interfered with an alleged contractual relationship between Kiel and WE, that Medicis breached certain alleged contractual obligations, and that Medicis violated the federal RICO laws. Kiel did not claim a specific dollar amount in damages in the pleadings or discovery. Medicis denied all of Kiel’s allegations and vigorously defended the litigation. Kiel and the Company settled this matter on January 11, 2005, without any admission of liability by Medicis.

     In a related matter, on January 11, 2005, WE filed suit against the Company in the U.S. District Court for the Southern District of California (“California Action”). The complaint was served on January 25, 2005. In that action, WE alleges that Medicis breached an Asset Purchase Agreement under which Medicis acquired certain assets from WE. In the California Action, WE demands compensatory damages, consequential damages and prejudgment interest. The Company will deny WE’s allegations and vigorously defend the litigation.

     During September 2003, an arbitration proceeding was initiated against us by the former shareholders of Ucyclyd Pharma, Inc., or Ucyclyd, which is now a subsidiary of Medicis. The purchase agreement pursuant to which we acquired Ucyclyd requires us to make a final purchase price payment of $2.7 million to the former Ucyclyd shareholders upon the occurrence of certain triggering events. The former shareholders asserted that this final payment was now due and owing. It was our position that no triggering event had yet occurred, and that the payment was not yet due. An arbitration hearing was held in September 2004, and by order dated October 19, 2004, the arbitrator found in favor of the former Ucyclyd shareholders and awarded these shareholders the contractual payment of $2.7 million, plus pre-judgment interest, costs and attorneys’ fees, for a total award of $3,823,655. Payment was made during November 2004. The contractual portion of the payment was treated as an addition to the purchase price of Ucyclyd and was added to the related intangible asset in our condensed consolidated balance sheets for the second quarter of fiscal 2005.

     On June 21, 2004, the United States International Trade Commission (“ITC”) instituted an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, at the request of Inamed Corporation (“Inamed”). The investigation identifies Medicis Aesthetics, Inc., a wholly owned subsidiary of our company, and Q-Med as respondents in the investigation regarding Inamed’s allegation of infringement of its U.S. Patent No. 4,803,075, dated February 7, 1989, by the dermal filler, RESTYLANE®. On September 16, 2004, Inamed moved to add our distributor, McKesson Corporation, as a respondent. The motion was granted by the Administrative Law Judge (“ALJ”). The motion was granted by the ALJ and affirmed by the ITC during November 2004. There is no provision for money damages in this proceeding. However, if there is a finding by the ITC that we have engaged in unfair trade practices, the ITC could order us to cease and desist from distributing any RESTYLANE® that we may have in our possession in the United States until the expiration of the asserted patent, which is in June of 2006. This action is currently in the discovery phase. Inamed has filed a parallel infringement action against us and Q-Med in the U.S. District Court of the Southern District of California regarding the same patent. Inamed recently amended its complaint to add McKesson as a party to this action as well. This action has been stayed pending the outcome of the ITC investigation. After a preliminary investigation regarding the above complaints, it is our belief that we have meritorious defenses as to the infringement claims and as to the validity of the Inamed patent.

     On October 15, 2004, BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc. (collectively “BioMarin”) brought a civil action against us and Medicis Pediatrics, Inc. in the United States District Court for the Northern District of California, entitled BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc. v. Medicis Pharmaceutical Corp. and Medicis Pediatrics Inc., Civ. Action No. C 04-4374 CW (the “BioMarin Action”), alleging violation of Section 10(b) of the Securities Exchange Act of 1934, fraud in the inducement, negligent misrepresentation and breach of contract arising out of an Asset Purchase Agreement, License Agreement and Securities Purchase Agreement entered into by the Company and BioMarin as of May 18, 2004. BioMarin sought damages in an amount not less than $50.0 million. BioMarin voluntarily dismissed without prejudice the BioMarin Action on October 19, 2004 in order to allow the parties the opportunity to engage in good faith settlement negotiations. Medicis and BioMarin settled all of the claims brought by BioMarin in the BioMarin Action by entering into a Settlement and Mutual Release Agreement (the “Settlement Agreement”), a Convertible Promissory Note (the “Note”), and amendments to the original May 18, 2004 Securities Purchase Agreement and License Agreement. Under terms of the Settlement Agreement, Medicis and BioMarin discharged each other from any and all claims relating to the original transaction or the BioMarin Action other than certain continuing obligations in accordance with the terms of the parties’ agreements.

     Under the terms of the settlement, the transaction payments due to Medicis from BioMarin that previously totaled $175.0 million are reduced to $159.0 million as follows: (i) license payments relating to ORAPRED® are reduced from $93.0 million to $88.4 million; and (ii) BioMarin’s purchase price for all outstanding shares of Ascent Pediatrics under the purchase option is reduced from $82.0 million to $70.6 million. In addition, Medicis will take full financial responsibility for contingent payments, if any, due to former Ascent Pediatric shareholders without the $5.0 million offset payment that would have been paid by BioMarin to Medicis after July 1, 2005. Medicis will also reimburse BioMarin for actual returns, up to certain agreed-upon limits, of ORAPRED® finished goods received by BioMarin during the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. Finally, Medicis will make available to BioMarin the Note, under which BioMarin can draw up to $25.0 million beginning July 1, 2005. Money advanced under the Note is convertible into BioMarin shares at a strike price equal to the average closing price for BioMarin stock during the 20 trading days prior to such advance. The Note comes due in 2009 or earlier if BioMarin undergoes a change of control.

     The Company has provided documents in response to a government inquiry into the Company’s marketing and promotion of LOPROX® to pediatricians. The Company is cooperating with the government but has no further information at this time regarding this matter.

     We and certain of our subsidiaries are parties to other actions and proceedings incident to our businesses, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, we believe, at the present time, that the ultimate resolution of these matters will not have a material adverse effect on our business. In our opinion, based upon consultation with legal counsel, as of December 31, 2004, the ultimate outcome with respect to any of these matters, based upon the information available to us, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and/or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following provides information regarding our purchase, during the six-month period ended December 31, 2004, of our Class A common stock:

				Total Number of	Maximum Amount
	Total			Shares Purchased as	That May Yet
	Number	Average		Part of Publicly	Be Purchased
	Of Shares	Price Paid	Total	Announced Plans	Under the Plans
Period	Purchased	per Share	Price Paid	or Programs	or Programs (1)
September 1 – September 30, 2004	1,743,800	$37.76	$65,852,855	1,743,800	$—
October 1 – October 31, 2004	1,573,400	$38.61	$60,754,849	1,573,800	$—
November 1 – November 30, 2004	603,886	$38.74	$23,392,245	603,886	$—

     We did not purchase any of our Class A common stock during July, August, or December 2004.

(1)     In August 2004, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $150 million of our Class A common stock. As the purchase limit has been reached, the plan has terminated.

Item 4. Submission of Matters to a Vote of Security Holders

     On November 17, 2004, the Company held its 2004 Annual Meeting of Shareholders (the “Annual Meeting”). The holders of 52,870,144 shares of Class A Common Stock were present in person or represented by proxy at the meeting. At the Annual Meeting, the Company’s shareholders approved the following:

1)	Election of Directors

The shareholders elected the following persons to serve as directors of the Company for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

	Number of Votes
	For	Withheld
Jonah Shacknai	51,571,117	1,299,027
Michael A. Pietrangelo	50,011,012	2,859,132
Lottie H. Shackelford	51,628,650	1,241,494

The directors of the Company whose terms of office continued were Mssrs. Arthur G. Altschul, Jr., Spencer Davidson, Stuart Diamond, Peter S. Knight, Esq. and Philip S. Schein, M.D.

2)	The shareholders approved the adoption of the Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan. Votes were cast as follows:

For	Against	Abstain	Broker Non Vote
26,838,043	19,672,159	33,040	6,326,902

3)	The shareholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2005. Votes were cast as follows:

For	Against	Abstain
51,440,188	1,416,219	13,737

Item 6. EXHIBITS

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: February 9, 2005	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2005	By:	/s/ Mark A. Prygocki, Sr.
Mark A. Prygocki, Sr.
Executive Vice President Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002