Form 10-Q
period 2005-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2005-05-10
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2005

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

(602) 808-8800

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2005
Class A Common Stock $.014 Par Value	54,263,826

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2005	June 30, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,173	$46,621
Short-term investments	493,081	587,419
Accounts receivable, net	48,004	47,858
Inventories, net	19,067	19,540
Deferred tax assets, net	15,642	14,104
Other current assets	15,560	18,321

Total current assets	659,527	733,863

Property and equipment, net	6,346	5,842

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	314,650	312,416
Other intangible assets	16,077	15,288

	330,727	327,704
Less: accumulated amortization	66,365	51,961

Net intangible assets	264,362	275,743
Goodwill	65,135	55,401
Deferred financing costs, net	5,933	7,535
Other non-current assets	7,096	—

	$1,008,399	$1,078,384

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2005	June 30, 2004
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$28,954	$13,912
Short-term contract obligation	27,491	17,891
Income taxes payable	4,759	712
Other current liabilities	27,624	34,605

Total current liabilities	88,828	67,120

Long-term liabilities:
Contingent convertible senior notes	453,065	453,067
Deferred tax liability, net	4,890	2,894

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 66,968,400 and 65,419,460 at March 31, 2005 and June 30, 2004, respectively	937	916
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 0 and 758,032 at March 31, 2005 and June 30, 2004, respectively	—	10
Additional paid-in capital	537,867	517,468
Accumulated other comprehensive income	(1,163)	(1,020)
Deferred compensation	(825)	(1,212)
Accumulated earnings	265,708	230,049
Less: Treasury stock, 12,602,554 and 8,681,468 shares at cost at March 31, 2005 and at June 30, 2004, respectively	(340,908)	(190,908)

Total stockholders’ equity	461,616	555,303

	$1,008,399	$1,078,384

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net product revenues	$75,788	$80,974	$222,787	$211,572
Net contract revenues	19,400	865	53,568	4,195

Net revenues	95,188	81,839	276,355	215,767

Cost of product revenue (1)	13,914	13,118	41,185	34,536

Gross profit	81,274	68,721	235,170	181,231

Operating costs and expenses:
Selling, general and administrative	31,934	28,793	97,670	87,907
Research and development	14,452	3,084	59,591	12,375
Depreciation and amortization	6,054	4,707	16,276	11,872

Operating costs and expenses	52,440	36,584	173,537	112,154

Operating income	28,834	32,137	61,633	69,077

Interest income	2,989	2,309	8,065	7,714
Interest expense	(2,658)	(2,644)	(7,982)	(8,163)
Loss on early extinguishment of debt	—	—	—	(58,660)

Income before income tax expense	29,165	31,802	61,716	9,968

Income tax expense	(9,794)	(11,131)	(21,121)	(2,833)

Net income	$19,371	$20,671	$40,595	$7,135

Basic net income per share	$0.36	$0.37	$0.73	$0.13

Diluted net income per share	$0.30	$0.31	$0.64	$0.12

Cash dividend declared per common share	$0.03	$0.025	$0.09	$0.075

Basic common shares outstanding	54,251	56,042	55,506	55,198

Diluted common shares outstanding	69,773	73,164	71,489	58,569

(1) amounts exclude amortization of intangible assets related to acquired products as follows:	$5,342	$4,165	$14,274	$10,558

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	Nine Months Ended
	March 31, 2005	March 31, 2004
Operating Activities:
Net income	$40,595	$7,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,884	13,491
Loss on disposal of property and equipment	36	—
Loss (gain) on sale of available-for-sale investments	259	(396)
Amortization of deferred compensation	386	386
Deferred income tax expense (benefit)	458	(3,732)
Tax benefit from exercise of stock options	4,605	15,268
Provision for doubtful accounts and returns	3,100	1,250
Accretion of premium on investments	6,409	4,787
Loss on early extinguishment of debt	—	58,660
Changes in operating assets and liabilities:
Accounts receivable	(3,246)	509
Inventories	474	(5,603)
Other current assets	2,761	(10,871)
Accounts payable	8,761	(4,704)
Income taxes payable	4,046	(422)
Other current liabilities	(7,174)	1,670

Net cash provided by operating activities	79,354	77,428

Investing Activities:
Purchase of property and equipment	(2,411)	(3,658)
Payment of direct merger costs	(949)	(547)
Payments for purchase of product rights	(3,023)	(59,487)
Purchase of available-for-sale investments	(626,072)	(673,691)
Sale of available-for-sale investments	660,935	503,826
Maturity of available-for-sale investments	51,876	92,874
Decrease in restricted cash	—	53,837
Change in other assets	—	8

Net cash provided by (used in) investing activities	80,356	(86,838)

Financing Activities:
Payment of deferred financing costs	(7)	(5,041)
Payment of dividends	(4,742)	(4,117)
Purchase of treasury stock	(150,000)	—
Proceeds from the exercise of stock options	15,803	37,032

Net cash (used in) provided by financing activities	(138,946)	27,874

Effect of exchange rate on cash and cash equivalents	788	286

Net increase in cash and cash equivalents	21,552	18,750
Cash and cash equivalents at beginning of period	46,621	44,346

Cash and cash equivalents at end of period	$68,173	$63,096

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(unaudited)

1.	NATURE OF BUSINESS

     Medicis Pharmaceutical Corporation is a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the United States for the treatment of dermatological, aesthetic and podiatric conditions. Medicis also markets products in Canada for the treatment of dermatological and aesthetic conditions. Medicis has built its business by executing a four-part growth strategy. This strategy consists of promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses.

     The Company offers a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 15 branded products. Its core brands are DYNACIN® (minocycline HCI), LOPROX® (ciclopirox), OMNICEF® (cefdinir), PLEXION® (sodium sulfacetamide/sulfur), RESTYLANE® (hyaluronic acid), TRIAZ® (benzoyl peroxide), and VANOS™ (fluocinonide) Cream, 0.1%.

     In March 2003, Medicis expanded into the dermal aesthetic market through its acquisition of the exclusive United States and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. RESTYLANE® has been approved by the Food and Drug Administration (the “FDA”) for use in the United States as a medical device for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds. RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ have been approved for use in Canada.

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

2.	CHANGE IN ESTIMATE

     During the three months ended March 31, 2005, the Company changed the estimated useful life for certain intangible assets related to its merger with Ascent Pediatrics, Inc. (“Ascent”), based on management’s determination that these intangible assets appear to have shorter useful lives than originally estimated. There is no cumulative effect for this change. The effect of this change on net income for the three months ended March 31, 2005 was to decrease net income by approximately $540,000 or $0.01 per diluted common share.

3.	STOCK-BASED COMPENSATION

     At March 31, 2005, the Company had six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Other than restricted stock, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation (amounts in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2005	2004	2005	2004
Net income, as reported	$19,371	$20,671	$40,595	$7,135
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,049	4,674	15,244	13,771

Pro-forma net income (loss)	$14,322	$15,997	$25,351	$(6,636)

Earnings per share:
Basic – as reported	$0.36	$0.37	$0.73	$0.13
Basic – pro forma	$0.26	$0.29	$0.46	$(0.12)
Diluted – as reported	$0.30	$0.31	$0.64	$0.12
Diluted – pro forma	$0.23	$0.24	$0.42	$(0.12)

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

     On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company is required to adopt SFAS No. 123R in its first quarter of fiscal 2006, beginning July 1, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position, results of operations and cash flows; however, SFAS No. 123R will negatively impact the Company’s earnings.

4.	RESEARCH AND DEVELOPMENT COSTS AND ACCOUNTING FOR STRATEGIC COLLABORATIONS

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

     On January 28, 2005, the Company amended its strategic alliance with aaiPharma Inc. (“aaiPharma”) previously initiated in June 2002 for the development, commercialization and license of a dermatologic product. The consummation of the amendment has not affected the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to Medicis, and provides that aaiPharma will continue to assist Medicis with the development of the product on a fee for services basis. Medicis will have no future financial obligations to pay aaiPharma on the attainment of clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the three months ended March 31, 2005, as part of the amendment and the assumption of all liabilities associated with the project.

     In addition to the amendment, Medicis entered into a supply agreement with aaiPharma for the eventual manufacture of the product by aaiPharma under certain conditions. Medicis has the right to qualify an alternate manufacturing facility, and aaiPharma agreed to assist Medicis in obtaining these qualifications. Upon the approval of the alternate facility and approval of the product, Medicis will pay aaiPharma approximately $1 million.

     On December 13, 2004, the Company entered into an exclusive development and license agreement and other ancillary agreements with Ansata Therapeutics, Inc. (“Ansata”). The development and license agreement grants Medicis the exclusive, worldwide rights to Ansata’s early stage, proprietary antimicrobial peptide technology. In accordance with the development and license agreement, Medicis paid $5 million upon signing of the contract and will pay approximately $9 million upon the successful completion of certain developmental milestones. Should Medicis continue with the development of this technology, the Company will incur additional milestone payments beyond the development and license agreement. The initial $5 million payment was recorded as a charge to research and development expense during the second quarter of fiscal 2005. The Company also incurred approximately $0.5 million of professional fees related to the completion of the agreements, which was included in selling, general and administrative expenses during the second quarter of fiscal 2005. In addition, the Company entered into an Option Agreement with Ansata where Medicis has the option to acquire Ansata or certain assets of Ansata if certain financial conditions are present.

     On April 19, 1999, the Company acquired 100% of the common stock of Ucyclyd Pharma, Inc. (“Ucyclyd”), a privately held pharmaceutical company based in Baltimore, Maryland, for net cash of approximately $14.3 million. Ucyclyd’s primary products, BUPHENYL® and AMMONUL®, are indicated in the treatment of Urea Cycle Disorder. Under terms of the agreement, the Company paid $15.1 million on April 19, 1999, and paid an additional $5.7 million in contingent payments in April 2000. In November 2004, the Company paid $2.7 million to the former shareholders of Ucyclyd as the final contractual purchase price payment. This $2.7 million payment was recorded as an addition to the original Ucyclyd intangible asset in the Company’s condensed consolidated balance sheets.

     On July 15, 2004, the Company entered into an exclusive license agreement and other ancillary documents with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQTM. Q-Med has the exclusive right to manufacture SubQTM for Medicis. SubQTM is currently not approved for use in the United States or Canada. Under terms of the license agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQTM for approximately $80 million, due as follows: approximately $30 million on July 15, 2004, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005; approximately $10 million upon completion of certain clinical milestones; approximately $20 million upon satisfaction of certain defined regulatory milestones; and approximately $20 million upon U.S. launch of SubQTM. In addition, the Company incurred approximately $0.7 million of professional fees related to the completion of the agreements during the first quarter of fiscal 2005, which was included in selling, general and administrative expenses. The Company also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.

5.	DEFINITIVE MERGER AGREEMENT WITH INAMED CORPORATION

     On March 20, 2005, Medicis, a wholly-owned subsidiary of Medicis and Inamed Corporation (“Inamed”) entered into an Agreement and Plan of Merger. Inamed is a global healthcare company with over 25 years of experience developing, manufacturing and marketing innovative, high-quality, science-based products. Current products include breast implants for aesthetic augmentation and for reconstructive surgery; a range of dermal products to treat facial wrinkles; and minimally invasive devices for obesity intervention, including the LAP-BAND® system for morbid obesity.

     Under the terms of the Agreement and Plan of Merger, Inamed will merge with and into a subsidiary of Medicis and each share of Inamed common stock will be converted into the right to receive 1.4205 shares of Medicis common stock and $30.00 in cash. The completion of the transaction is subject to several customary conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the receipt of regulatory approvals. It is currently anticipated that the closing of the transaction would occur by the end of calendar 2005.

     During the third quarter of fiscal 2005, the Company incurred approximately $7.1 million of professional and other costs related to the transaction. The costs are included in other non-current assets in the accompanying condensed consolidated balance sheets. The discussions in this report relate to Medicis as a stand-alone entity and do not reflect the impact of the proposed merger with Inamed.

     The Agreement and Plan of Merger was filed with the SEC by the Company as part of an 8-K filed on March 21, 2005.

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

     Under terms of the agreements, BioMarin was to make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin was also to make payments of $2.5 million per quarter for six quarters beginning in July 2004 for reimbursement of certain contingent payments as discussed in Note 8. As of March 31, 2005, BioMarin had paid $55.0 million to Medicis under the license agreement, which represents all scheduled payments due through that date under the license agreement. The license agreement will terminate in July 2009. At that time, based on certain conditions, BioMarin would have the option to purchase all outstanding shares of Ascent for approximately $82 million. The payment was to consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time. The Company is responsible for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin is responsible for paying the Company for future finished goods inventory delivered through June 30, 2005. As a result, the Company is required to recognize the first $60 million of license payments ratably through June 30, 2005. The Company has deferred approximately $0.9 million and $3.5 million in revenue under the agreement as of March 31, 2005, and June 30, 2004, respectively. The license payments received after June 30, 2005 and the reimbursement of contingent payments will be recognized as revenue when all four criteria of SAB 104 have been met.

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

7.	AQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP

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

8.	MERGER OF ASCENT PEDIATRICS, INC.

     As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period ended November 15, 2006, subject to certain deductions and set-offs. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. During the quarter ended December 31, 2004, the threshold for the third year Contingent Payment was met, and approximately $9.6 million was recorded as an increase to goodwill and short-term contract obligation. A total of approximately $27.5 million is included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of March 31, 2005, representing the first three years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Part II of this Form 10-Q.

9.	SEGMENT AND PRODUCT INFORMATION

     The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-dermatological field represents products for the treatment of Asthma (until May 2004) and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOS™. The Non-dermatological product lines include AMMONUL®, BUPHENYL® and ORAPRED®.ORAPRED® was one of the Company’s core brands until it was licensed to BioMarin in May 2004. The Non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.

     The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists, podiatrists and plastic surgeons. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies and others. All products, with the exception of AMMONUL® and BUPHENYL®, are sold primarily to wholesalers and retail chain drug stores. AMMONUL® and BUPHENYL® are primarily sold directly to hospitals and pharmacies. Prior to the Company’s licensing of ORAPRED® to BioMarin in May 2004, the Company also promoted its pharmaceutical products to pediatricians.

     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2005	2004	2005	2004

Acne and acne-related dermatological products	25%	25%	30%	31%
Non-acne dermatological products	50	54	46	49
Non-dermatological products	25	21	24	20

Total net revenues	100%	100%	100%	100%

10.	INVENTORIES

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

     Inventories at March 31, 2005 and June 30, 2004 are as follows (amounts in thousands):

	March 31, 2005	June 30, 2004
Raw materials	$6,623	$8,785
Finished goods	12,794	11,105
Valuation reserve	(350)	(350)

Total inventories	$19,067	$19,540

11.	CONTINGENT CONVERTIBLE SENIOR NOTES

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

     During the quarters ended December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the Holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. Holders of Old Notes had this conversion right only until March 31, 2005. At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of May 9, 2005, no other Old Notes had been converted.

12.	INCOME TAXES

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

     At March 31, 2005, the Company had a federal net operating loss carryforward of approximately $67.5 million that begins expiring in varying amounts in the years 2008 through 2021 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $21.0 million of the $67.5 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.

     At March 31, 2005, the Company had a research and experimentation credit carryforward of approximately $1.3 million that begins expiring in varying amounts in the years 2008 through 2024 if not previously utilized. All of the research and experimentation credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and experimentation credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and experimentation credits.

     As a result of the limitations described above, the Company recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and experimentation credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts, which the Company estimates will be realized as of March 31, 2005 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.

     The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, the Company recorded a $4.6 million increase to equity with a corresponding $4.6 million reduction to taxes payable for the nine months ended March 31, 2005. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

13.	STOCK TRANSACTIONS

     During September 2004, all 758,032 shares of the Company’s Class B common stock were exchanged for 758,032 shares of the Company’s Class A common stock. As of December 31, 2004, there were no shares of Class B common stock outstanding.

     During the three months ended December 31, 2004 and September 30, 2004, Medicis purchased 2,177,286 and 1,743,800 shares of its Class A common stock in the open market at an average price of $38.65 and $37.76 per share, respectively. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in August 2004. This program provided for the repurchase of up to $150.0 million of Class A common stock at such times as management determined. As of December 31, 2004, the Company had repurchased a total of approximately $150.0 million of Class A common stock pursuant to this program, all during the six months ended December 31, 2004. As the purchase limit had been reached, the plan was terminated. During the three months ended March 31, 2005 and the three and nine months ended March 31, 2004, Medicis did not purchase any of its shares of Class A common stock.

14.	DIVIDENDS DECLARED ON COMMON STOCK

     On March 16, 2005, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on April 29, 2005 to stockholders of record at the close of business on April 1, 2005. The $1.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2005.

     On December 14, 2004, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on January 31, 2005 to stockholders of record at the close of business on January 3, 2005. The $1.6 million dividend was recorded as a reduction of accumulated earnings.

     On September 14, 2004, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on October 29, 2004 to stockholders of record at the close of business on October 1, 2004. The $1.7 million dividend was recorded as a reduction of accumulated earnings.

15.	COMPREHENSIVE INCOME

     Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months and nine months ended March 31, 2005 was $18.6 million and $40.5 million, respectively. Total comprehensive income for the three months and nine months ended March 31, 2004 was $20.7 million and $6.0 million, respectively.

16.	NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
BASIC

Net income	$19,371	$20,671	$40,595	$7,135

Weighted average number of common shares outstanding	54,251	56,042	55,506	55,198

Basic net income per common share	$0.36	$0.37	$0.73	$0.13

DILUTED

Net income	$19,371	$20,671	$40,595	$7,135

Add:
Tax-effected interest expense and issue costs related to Old Notes	836	836	2,511	—
Tax-effected interest expense and issue costs related to New Notes	839	830	2,515	—

Net income assuming dilution	$21,046	$22,337	$45,621	$7,135

Weighted average number of common shares	54,251	56,042	55,506	55,198

Effect of dilutive securities:
Old Notes	5,823	5,823	5,823	—
New Notes	7,325	7,325	7,325	—
Stock options and restricted stock	2,374	3,974	2,835	3,371

Weighted average number of common shares assuming dilution	69,773	73,164	71,489	58,569

Diluted net income per common share	$0.30	$0.31	$0.64	$0.12

     Diluted net income per share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net income per share is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion. Prior year results have been restated to conform to EITF 04-8.

     The diluted net income per common share computation for the three months ended March 31, 2005 excludes approximately 2.8 million shares of stock that represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the period and were anti-dilutive.

     The diluted net income per common share computation for the nine months ended March 31, 2005 and 2004 excludes approximately 2.5 million and 20,735 shares of stock that represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the period and were anti-dilutive. For the nine months ended March 31, 2004, potentially dilutive securities consisted of approximately 5.8 million and 7.3 million shares of common stock, respectively, issuable upon conversion of the Old Notes and New Notes were excluded from the diluted net income per common share computation as they were anti-dilutive.

17.	CONTINGENCIES

     The Company and certain of its subsidiaries are parties to actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, the Company believes, at the present time, that the ultimate resolution of these matters will not have a material adverse effect on its business. In the Company’s opinion, based upon consultation with legal counsel, as of March 31, 2005, the ultimate outcome with respect to any of these matters, based on the information available to the Company, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and individually or in the aggregate will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

     We are a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the United States for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We have built our business by executing a four-part growth strategy. This strategy consists of promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses. We cultivate relationships of trust and confidence with the high prescribing dermatologists and podiatrists and the leading plastic surgeons in the United States.

     We offer a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). We currently offers 15 branded products. Our core brands are DYNACIN® (minocycline HCI), LOPROX® (ciclopirox), OMNICEF® (cefdinir), PLEXION® (sodium sulfacetamide/sulfur), RESTYLANE® (hyaluronic acid), TRIAZ® (benzoyl peroxide), and VANOS™ (fluocinonide) Cream 0.1%. For the nine months ended March 30, 2005, core brands accounted for approximately 75% of our total net revenues. All of our core brands enjoy branded market leadership in the segments in which they compete. Because of the significance of these brands to our business, we concentrate our sales and marketing efforts in promoting them to physicians in our target markets. We also sell a number of other products that are considered less critical to our business.

     In March 2003, we expanded into the dermal aesthetic market through its acquisition of the exclusive United States and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. RESTYLANE® has been approved by the Food and Drug Administration (the “FDA”) for use in the United States as a medical device for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds. RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ have been approved for use in Canada. Q-Med currently promotes these market-leading, patented non-animal stabilized hyaluronic acid brands in over 75 countries, where over 1.5 million procedures have been performed. RESTYLANE® is marketed and sold in over 75 countries outside the United States. Since 1996, dermatologists and plastic surgeons outside the U.S. have used it to contour and restore volume to skin and temporarily eliminate wrinkles and facial folds. Additionally, in certain countries other than the United States (such as Canada), RESTYLANE® also is approved to enhance the appearance and fullness of lips.

     Our current product lines are divided between the Dermatological and Non-dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-dermatological field represents products for the treatment of Asthma (until May 2004) and Urea Cycle Disorder. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOSTM. The Non-dermatological product lines include AMMONUL®, BUPHENYL® and ORAPRED®. ORAPRED® was one of the Company’s core brands until it was licensed to BioMarin in May 2004. The Non-dermatological field also includes contract revenues associated with licensing agreements.

     OMNICEF® is a trademark of Fujisawa Pharmaceutical Co. Ltd. and is used under a license from Abbott Laboratories, Inc.

     In addition, we have developed and obtained rights to pharmaceutical agents in various stages of development. We have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. Over the next four years, our objective is to launch one new product annually through our research and development efforts. As a result of our increasing financial strength, we have begun adding long-term projects to our development pipeline and may add longer-term projects with inherently greater risk in the future. Historically, we have supplemented our research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies.

Key Aspects of Our Business

     We derive a majority of our prescription volume from our core prescription products. We believe that sales of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the United States on January 6, 2004, will in the aggregate constitute the majority of our sales for the foreseeable future.

     We have built our business by executing a four-part growth strategy. This strategy consists of promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses.

     As a result of customer buying patterns, a substantial portion of our product revenues has been recognized in the last month of each quarter. We schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.

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

     As described in more detail below, the following significant events and transactions occurred during the nine months ended March 31, 2005 and affected our results of operations, our cash flows and our financial condition:

-	definitive merger agreement with Inamed Corporation (“Inamed”);

-	amendments of agreements with BioMarin Pharmaceutical Inc. (“BioMarin”);

-	license of SubQTM from Q-Med;

-	license of proprietary peptide technology from Ansata Therapeutics, Inc., (“Ansata”);

-	amendment of strategic alliance with aaiPharma Inc. (“aaiPharma”);

-	license of product rights to Taro Pharmaceutical Industries, Inc., (“Taro”);

-	FDA approval of VANOSTM and AMMONUL®;

-	repurchases of $150.0 million of Class A common stock; and

-	increase in amount of declared cash dividends.

Definitive Merger Agreement with Inamed

     On March 20, 2005, Medicis, a wholly-owned subsidiary of Medicis and Inamed entered into an Agreement and Plan of Merger. Inamed is a global healthcare company with over 25 years of experience developing, manufacturing and marketing innovative, high-quality, science-based products. Current products include breast implants for aesthetic augmentation and for reconstructive surgery; a range of dermal products to treat facial wrinkles; and minimally invasive devices for obesity intervention, including the LAP-BAND® system for morbid obesity.

     Under the terms of the Agreement and Plan of Merger, Inamed will merge with and into a subsidiary of Medicis and each share of Inamed common stock will be converted into the right to receive

1.4205 shares of Medicis common stock and $30.00 in cash. The completion of the transaction is subject to several customary conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the receipt of regulatory approvals. It is currently anticipated that the closing of the transaction would occur by the end of calendar 2005.

     During the third quarter of fiscal 2005, the Company incurred approximately $7.1 million of professional and other costs related to the transaction. The costs are included in other long-term assets in the accompanying condensed consolidated balance sheets. The discussions in this report relate to Medicis as a stand-alone entity and do not reflect the impact of the proposed merger with Inamed. We anticipate that we will incur significant costs related to this transaction prior to and after closing. Business integration costs related to the transaction will be expensed as incurred.

     The Agreement and Plan of Merger was filed with the SEC by the Company as part of an 8-K filed on March 21, 2005.

Amendments of Agreements with BioMarin

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

     Under the terms of the agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQTM for approximately $80.0 million, due as follows: approximately $30.0 million on July 15, 2004, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005; approximately $10.0 million upon completion of certain clinical milestones; approximately $20.0 million upon the satisfaction of certain defined regulatory milestones; and approximately $20.0 million upon U.S. launch of SubQTM. In addition, we incurred approximately $0.7 million of professional fees related to the completion of the agreement during the first quarter of fiscal 2005, which was included in selling, general and administrative expenses. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.

     SubQTM is comprised of the same NASHATM (non-animal stabilized hyaluronic acid) substance as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINESTM with a larger gel particle size and is understood to have patent protection until at least 2015.

     NASHATM is a trademark of Q-Med used under license.

License of Proprietary Peptide Technology from Ansata

     On December 13, 2004, we entered into an exclusive development and license agreement and other ancillary agreements with Ansata. The development and license agreement grants us the exclusive, worldwide rights to Ansata’s early stage, proprietary antimicrobial peptide technology. In accordance with the development and license agreement, we paid $5.0 million upon signing of the contract and will pay approximately $9.0 million upon the successful completion of certain developmental milestones. Should we continue with the development of this technology, we will incur additional milestone payments beyond the development and license agreement. The initial $5.0 million payment was recorded as a charge to research and development expense during the second quarter of fiscal 2005. In addition, we incurred approximately $0.5 million of professional fees related to the completion of the agreements, which was included in selling, general and administrative expense during the second quarter of fiscal 2005.

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

Amendment of Strategic Alliance with aaiPharma

     On January 28, 2005, the Company amended its strategic alliance with aaiPharma previously initiated in June 2002 for the development, commercialization and license of a dermatologic product. The consummation of the amendment has not affected the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to Medicis, and provides that aaiPharma will continue to assist Medicis with the development of the product on a fee for services basis. Medicis will have no future financial obligations to pay aaiPharma on the attainment of clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005, as part of the amendment and the assumption of all liabilities associated with the project.

     In addition to the amendment, Medicis entered into a supply agreement with aaiPharma for the eventual manufacture of the product by aaiPharma under certain conditions. Medicis has the right to qualify an alternate manufacturing facility, and aaiPharma agreed to assist Medicis in obtaining these qualifications. Upon the approval of the alternate facility and approval of the product, Medicis will pay aaiPharma approximately $1 million.

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

FDA Approval of VANOSTM and AMMONUL®

     On February 11, 2005, the FDA approved our New Drug Application (“NDA”) for VANOSTM, a patented Class I corticosteroid indicated for the treatment of plaque-type psoriasis. VANOSTM is a patented corticosteroid formulation which embodies the heritage of another Medicis product, LIDEX®. The unique formulation of VANOSTM provides doctors and patients with the convenience of a new super high potency vehicle in the form of a cream for once or twice daily application. VANOSTM is patent protected until 2021.

     On February 17, 2005, the FDA approved AMMONUL® as an adjunctive therapy for the treatment of acute hyperammonemia and associated encephalopathy in patients with deficiencies in enzymes of the urea cycle. The FDA granted AMMONUL® orphan drug status with seven years of exclusivity based on long-term compassionate patient use in patients with Urea Cycle Disorder. AMMONUL® is a hospital product administered intravenously.

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

Increase in Amount of Declared Cash Dividends

     On September 14, 2004, we declared a cash dividend of $0.03 per issued and outstanding share of our Class A common stock payable on October 29, 2004 to stockholders of record at the close of business on October 1, 2004. On December 14, 2004, we declared a cash dividend of $0.03 per issued and outstanding share of our Class A common stock payable on January 31, 2005 to stockholders of record at the close of business on January 3, 2005. On March 16, 2005, we declared a cash dividend of $0.03 per issued and outstanding shares of our Class A common stock payable on April 29, 2005 to stockholders of record at the close of business on April 1, 2005. These dividends represent a 20% increase as compared to our previous quarter-end dividends.

RESULTS OF OPERATIONS

     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2005	2004	2005		2004

Net revenues	100.0%	100.0%	100.0%		100.0%
Gross profit	85.4	84.0	85.1		84.0
Operating expenses	(55.1)*	(44.7)	(62.8	)***	(52.0)**

Operating income	30.3	39.3	22.3		32.0
Interest (expense) income, net	0.3	(0.4)	0.0		(0.2)
Loss on early extinguishment of debt	—	—	—		(27.2)

Income before income tax expense	30.6	38.9	22.3		4.6
Income tax expense	(10.2)	(13.6)	(7.6)		(1.3)

Net income	20.4%	25.3%	14.7%		3.3%

*	Included in operating expenses is $8.3 million (8.8% of net revenues) related to a research and development collaboration with aaiPharma.

**	Included in operating expenses is a $2.4 million payment (1.1% of net revenues for the nine months ended March 31, 2004, respectively) to Dow Pharmaceutical, Inc. (“Dow”) for a research and development collaboration.

***	Included in operating expenses is $8.3 million (3.0% of net revenues) related to a research and development collaboration with aaiPharma, $5.5 million (2.0% of net revenues) related to our exclusive development and license agreement with Ansata for proprietary technology and $30.7 million (11.1% of net revenues) related to our exclusive license agreement with Q-Med for the development of SubQTM.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Revenues

     The following table sets forth the net revenues for the three months ended March 31, 2005 (the “third quarter of fiscal 2005”) and March 31, 2004 (the “third quarter of fiscal 2004”), along with the percentage of net revenues for each of our product categories (amounts in millions):

	Third	Third
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Net revenues	$95.2	$81.8	$13.4	16.3%

	Third	Third
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	Change
Acne and acne-related dermatological products	25.2%	25.1%	0.1%
Non-acne dermatological products	49.7%	53.9%	(4.2)%
Non-dermatological products	25.1%	21.0%	4.1%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the third quarter of fiscal 2005 primarily as a result of growth in sales of the PLEXION® and VANOSTM products and an increase in contract revenue. Core brand revenues, which includes revenues associated with RESTYLANE®, DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, TRIAZ® and VANOSTM, represented approximately $69.4 million, or approximately 72.9% of net revenues, during the third quarter of fiscal 2005, a decrease of approximately 2.4%, compared to core brand revenues of approximately $71.0 million, or approximately 86.8% of net revenues, for the third quarter of fiscal 2004. Core brand revenues for the third quarter of fiscal 2004 included net revenues of

ORAPRED®, which was licensed to BioMarin in May 2004. Net revenues associated with our Acne and acne-related dermatological products increased slightly as a percentage of net revenues, and increased in net dollars by 16.5% primarily due to an increase in PLEXION® net revenues due to the launch of PLEXION® Cleansing Cloths during the first quarter of fiscal 2005. Net revenues associated with our Non-acne dermatological products decreased as a percentage of net revenues, but increased in net dollars by 7.3% during the third quarter of fiscal 2005, primarily due to the launch of VANOSTM after approval by the FDA during the third quarter of fiscal 2005. Net revenues associated with our Non-dermatological products increased as a percentage of net revenues primarily due to the increase in contract revenues associated with the outlicensing of the ORAPRED® and LUSTRA® brands, which was greater than the revenues generated by those products for the comparable period during the third quarter of fiscal 2004. Contract revenue during the third quarter of fiscal 2005 includes fees derived from authorized generics launched on the Company’s behalf.

Gross Profit

     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to acquired products is not included in gross profit. Amortization expense related to these intangibles for the third quarter of fiscal 2004 and the third quarter of fiscal 2004 was approximately $5.3 million and $4.2 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative mix of higher gross profit products and lower gross profit products can affect our total gross profit.

     The following table sets forth our gross profit for the third quarter of fiscal 2005 and 2004, along with the percentage of net revenues represented by such gross profit (amounts in millions):

	Third	Third
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Gross profit	$81.3	$68.7	$12.6	18.3%
% of net revenues	85.4%	84.0%

     The increase in gross profit during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 was due to the increase in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the third quarter of fiscal 2005 as compared to during the third quarter of fiscal 2004.

Selling, General and Administrative Expenses

     The following table sets forth our selling, general and administrative expenses for the third quarter of fiscal 2005 and 2004, along with the percentage of net revenues represented by selling, general and administrative expenses (amounts in millions):

	Third	Third
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Selling, general and administrative	$31.9	$28.8	$3.1	10.9%
% of net revenues	33.5%	35.2%

     Selling, general and administrative expenses increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 by approximately $3.1 million, but decreased as a percentage of net revenues from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 due to net revenues during the third quarter of fiscal 2005 outpacing the increase in selling, general and administrative spending. This decrease as a percentage of net revenues was primarily due to operational efficiencies which resulted in less spending.

Research and Development Expenses

     The following table sets forth our research and development expenses for the third quarter of fiscal 2005 and 2004 (amounts in millions):

	Third	Third
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Research and development	$14.5	$3.1	$11.4	368.7%
Charges included in research and development	$8.3	—	$8.3	100.0%

     Included in research and development expenses for the third quarter of fiscal 2005 was approximately $8.3 million related to a research and development collaboration with aaiPharma. See discussion of “Amendment of Strategic Alliance with aaiPharma” above. Absent this charge, research and development expenses increased $3.1 million, or 100.2%, to $6.2 million during the third quarter of fiscal 2005 from $3.1 million during the third quarter of fiscal 2004. This increase was due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses during the third quarter of fiscal 2005 increased $1.3 million, or 28.6%, to $6.1 million from $4.7 million during the third quarter of fiscal 2004. This increase was primarily due to the amortization of expenses related to the $19.4 million milestone payment made to Q-Med in May 2004, which is being amortized over the period from the date of payment through January 2018, and increased amortization related to certain intangible assets whose useful lives were determined to be shorter than originally estimated.

Interest Income

     Interest income during the third quarter of fiscal 2005 increased $0.7 million, or 29.4%, to $3.0 million from $2.3 million during the third quarter of fiscal 2004, primarily due to an increase in the rates achieved by our invested funds during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

Interest Expense

     Interest expense during the third quarter of fiscal 2005 increased slightly to $2.7 million from $2.6 million during the third quarter of fiscal 2004.

Income Tax Expense

     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the third quarters of fiscal 2005 and 2004 (amounts in millions):

	Third	Third
	Quarter	Quarter
	Fiscal 2005	Fiscal 2004	$ Change	% Change
Income tax expense	$9.8	$11.1	$(1.3)	12.0%
Effective tax rate	33.6%	35.0%

     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of tax-exempt interest, charitable contribution deductions and research and development tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and development tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.

     Income tax expense during the third quarter of fiscal 2005 decreased 12.0%, or $1.3 million, to $9.8 million, from $11.1 million in the third quarter of fiscal 2004. The decrease in income tax was primarily due to the decrease in our pre-tax income for the same period. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. We estimate the range of our effective tax rate for fiscal 2005 to be approximately 35%.

Nine Months Ended March 31, 2005 Compared to the Nine Months Ended March 31, 2004

Net Revenues

     The following table sets forth the net revenues for the nine months ended March 31, 2005 (the “fiscal 2005 nine months”) and March 31, 2004 (the “fiscal 2004 nine months”), along with the percentage of net revenues for each of our product categories (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Nine Months	Nine Months	$ Change	% Change
Net revenues	$276.4	$215.8	$60.6	28.1%

	Fiscal 2005	Fiscal 2004
	Nine Months	Nine Months	Change
Acne and acne-related dermatological products	30.2%	31.6%	(1.4)%
Non-acne dermatological products	46.3%	48.8%	(2.5)%
Non-dermatological products	23.5%	19.6%	3.9%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the fiscal 2005 nine months primarily as a result of growth in sales of the DYNACIN®, PLEXION® RESTYLANE® and VANOSTM products and an increase in contract revenue. Core brand revenues, which includes revenues associated with RESTYLANE®, DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, TRIAZ® and VANOSTM represented approximately $208.0 million, or approximately 75.3% of net revenues, during the fiscal 2005 nine months, an increase of approximately 10.4%, compared to core brand revenues of approximately $188.4 million, or approximately 87.3% of net revenues, for the fiscal 2004 nine months. Core brand revenues for the fiscal 2004 nine months included net revenues of ORAPRED®, which was licensed to BioMarin in May 2004. Net revenues associated with our Acne and acne-related dermatological products decreased as a percentage of net revenues, but increased in net dollars by 22.5% primarily due to the continued growth of DYNACIN® and an increase in PLEXION® net revenues due to the launch of PLEXION® Cleansing Cloths during the first quarter of fiscal 2005. Net revenues associated with our Non-acne dermatological products decreased as a percentage of net revenues, but increased in net dollars by 21.4% during the fiscal 2005 nine months, primarily due to the launch of RESTYLANE® in the United States in January 2004. Net revenues associated with our Non-dermatological products increased as a percentage of net revenues primarily due to the increase in contract revenues associated with the outlicensing of the ORAPRED® and LUSTRA® brands, which was greater than the revenues generated by those products for the comparable period during the fiscal 2004 nine months. Contract revenue during the fiscal 2005 nine months includes fees derived from authorized generics launched on the Company’s behalf.

Gross Profit

     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to acquired products is not included in gross profit. Amortization expense related to these intangibles for the fiscal 2005 nine months and the fiscal 2004 nine months was approximately $14.3 million and $10.6 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative mix of higher gross profit products and lower gross profit products can affect our total gross profit.

     The following table sets forth our gross profit for the fiscal 2005 nine months and fiscal 2004 nine months, along with the percentage of net revenues represented by such gross profit (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Nine Months	Nine Months	$ Change	% Change
Gross profit	$235.2	$181.2	$54.0	29.8%
% of net revenues	85.1%	84.0%

     The increase in gross profit during the fiscal 2005 nine months as compared to the fiscal 2004 nine months was due to the increase in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the fiscal 2005 nine months as compared to during the fiscal 2004 nine months.

Selling, General and Administrative Expenses

     The following table sets forth our selling, general and administrative expenses for the fiscal 2005 nine months and fiscal 2004 nine months, along with the percentage of net revenues represented by selling, general and administrative expenses (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Nine Months	Nine Months	$ Change	% Change
Selling, general and administrative	$97.7	$87.9	$9.8	11.1%
% of net revenues	35.3%	40.7%

     The increase in selling, general and administrative expenses from the fiscal 2004 nine months to the fiscal 2005 nine months was primarily attributable to incremental costs associated with RESTYLANE® and approximately $1.3 million of professional fees related to research and development collaborations. The decrease in selling, general and administrative expenses as a percentage of net revenues from the fiscal 2004 nine months to the fiscal 2005 nine months was due to net revenues during the fiscal 2005 nine months outpacing the increase in selling, general and administrative spending. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. During the fiscal 2004 nine months, we incurred incremental costs associated with the establishment of a sales and marketing strategy for RESTYLANE®, prior to the commercial launch of the product.

Research and Development Expenses

     The following table sets forth our research and development expenses for the fiscal 2005 nine months and fiscal 2004 nine months (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Nine Months	Nine Months	$ Change	% Change
Research and development	$59.6	$12.4	$47.2	381.6%
Charges included in research and development	$43.3	$2.4	$40.9	1,686.2%

     Included in research and development expenses for the fiscal 2005 nine months was approximately $8.3 million related to the aaiPharma research and development collaboration, $30.0 million related to the SubQTM license agreement and $5.0 million related to the Ansata development and license agreement. See discussion of “Amendment of Strategic Alliance with aaiPharma,” “License of SubQTM from Q-Med” and “License of Proprietary Peptide Technology from Ansata” above. Included in research and development expenses for the fiscal 2004 nine months was a $2.4 million milestone payment under a license and development agreement with Dow for a patented dermatological product. Absent these charges, research and development expenses increased $6.3 million, or 63.9%, to $16.3 million during the fiscal 2005 nine months from $10.0 million during the fiscal 2004 nine months. This increase was due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses during the fiscal 2005 nine months increased $4.4 million, or 37.1%, to $16.3 million from $11.9 million during the fiscal 2004 nine months. This increase was primarily due to the amortization of expenses related to the $53.3 million and $19.4 million milestone payments made to Q-Med in December 2003 and May 2004, respectively, which are being amortized over the period from the date of payment through January 2018 and increased amortization related to certain intangible assets whose useful lives were determined to be shorter than originally estimated.

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

Interest Income

     Interest income during the fiscal 2005 nine months increased $0.4 million, or 4.5%, to $8.1 million from $7.7 million during the fiscal 2004 nine months, primarily due to an increase in the rates achieved by our invested funds during the third quarter of fiscal 2005.

Interest Expense

     Interest expense during the fiscal 2005 nine months decreased $0.2 million, or 2.2% to $8.0 million from $8.2 million during the fiscal 2004 nine months. This decrease was due to the August 2003 exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum.

Income Tax Expense

     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the fiscal 2005 nine months and fiscal 2004 nine months (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Nine Months	Nine Months	$ Change	% Change
Income tax expense	$21.1	$2.8	$18.3	645.7%
Effective tax rate	34.2%	28.4%

     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of tax-exempt interest, charitable contribution deductions and research and development tax credits available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and development tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.

     Income tax expense during the fiscal 2005 nine months increased 645.7%, or $18.3 million, to $21.1 million, from a tax expense of $2.8 million in the fiscal 2004 nine months. The increase in income tax was primarily due to the increase in our pre-tax income for the same period. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. We estimate our effective tax rate for fiscal 2005 to be approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     The following table highlights selected cash flow components for the fiscal 2005 nine months and the fiscal 2004 nine months, and selected balance sheet components as of March 31, 2005 and June 30, 2004 (amounts in millions):

	Fiscal 2005	Fiscal 2004
	Nine Months	Nine Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$79.4	$77.4	$2.0	2.5%
Investing activities	80.4	(86.8)	167.2	(192.5)%
Financing activities	(138.9)	27.9	(166.8)	(598.5)%

	Mar. 31, 2005	June 30, 2004	$ Change	% Change
Cash, cash equivalents and short-term investments	$561.3	$634.0	$(72.7)	(11.5)%
Working capital	570.7	666.7	(96.0)	(14.4)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—

Working Capital

     Working capital as of March 31, 2005 and June 30, 2004 consisted of the following (amounts in millions):

	Mar. 31, 2005	June 30, 2004	$ Change	% Change
Cash, cash equivalents and short-term investments	$561.3	$634.0	$(72.7)	(11.5)%
Accounts receivable, net	48.0	47.9	0.1	0.3%
Inventories, net	19.1	19.5	(0.4)	(2.4)%
Deferred tax assets, net	15.6	14.1	1.5	10.1%
Other current assets	15.5	18.3	(2.8)	(15.1)%

Total current assets	659.5	733.8	(74.3)	(10.1)%

Accounts payable	28.9	13.9	15.0	108.1%
Short-term contract obligation	27.5	17.9	9.6	53.7%
Income taxes payable	4.8	0.7	4.1	568.2%
Other current liabilities	27.6	34.6	(7.0)	(20.2)%

Total current liabilities	88.8	67.1	21.7	32.3%

Working capital	$570.7	$666.7	$(96.0)	(14.4)%

     We had cash, cash equivalents and short-term investments of $561.3 million and working capital of $570.7 million at March 31, 2005, as compared to $634.0 million and $666.7 million, respectively, at June 30, 2004. The decreases were primarily due to $150.0 million of repurchases of our Class A common stock, $30.7 million paid in respect of the SubQTM license agreement during the first quarter of fiscal 2005, $5.5 million paid in respect of the Ansata development and license agreement during the second quarter of fiscal 2005 and $8.3 million paid in respect of the research and development collaboration with aaiPharma during the third quarter of fiscal 2005, partially offset by operating cash flow generated during the 2005 nine months and proceeds from the exercise of stock options received during the 2005 nine months.

     Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale needs.

Net Cash Provided By Operating Activities

     Net cash provided by operating activities during the fiscal 2005 nine months increased 2.5%, or $2.0 million, to $79.4 million from $77.4 million during the fiscal 2004 nine months. The $58.7 million loss on the early extinguishment of debt recorded in the first quarter of fiscal 2004 was a non-cash charge and was added back into operating cash flows for the fiscal 2004 nine months.

Net Cash Provided By (Used In) Investing Activities

     Net cash provided by investing activities during the fiscal 2005 nine months was $80.4 million, as compared to net cash used in investing activities during the fiscal 2004 nine months of $86.8 million. The change in net cash provided by (used in) investing activities was primarily due to the net purchases or sales of our short-term investments during the respective periods. During the fiscal 2005 nine months, a significant amount of our short-term investments were sold to fund the purchase of $150.0 million of treasury stock during the fiscal 2005 nine months. Included in net cash used in investing activities during the fiscal 2004 nine months was $59.5 million of cash used for the purchase of product rights (including $53.3 million paid to Q-Med upon the approval of RESTYLANE® by the FDA), and $53.8 million of cash provided by a decrease in restricted cash.

Net Cash Provided By (Used In) Financing Activities

     Net cash used in financing activities during the fiscal 2005 nine months was $138.9 million compared to net cash provided by financing activities of $27.9 million during the fiscal 2004 nine months. The change was primarily attributable to the purchase of $150.0 million of treasury stock during the fiscal 2005 nine months while no cash was used to purchase treasury stock during the fiscal 2004 nine months.

Contingent Convertible Senior Notes and Other Long-Term Commitments

     On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that did not exchange will continue to be subject to the terms of the Old Notes. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion.

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

     Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $87.0 million of current liabilities at March 31, 2005. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

     On March 20, 2005, Medicis entered into a Senior Secured Financing Commitment Letter with Deutsche Bank Trust Company Americas and Deutsche Securities Inc. (the “Letter”). Subject to the terms and conditions of the Letter, Deutsche Bank Trust Company Americas and Deutsche Securities Inc. have committed to provide $650 million of senior secured financing to Medicis. The Letter provides that the committed financing would mature in seven years and bear interest at an adjustable rate plus LIBOR. The indebtedness would be guaranteed by the Medicis’ domestic subsidiaries and secured by all assets and stock owned by Medicis and its domestic subsidiaries. The Letter includes customary conditions to funding, including, without limitation, no material adverse change to the market for credit facilities similar in nature to the facility contemplated by the Letter that has had a material adverse effect on syndication, the absence of a material adverse effect on Inamed, certain ratings requirements, the accuracy of representations and warranties of the parties, and the absence of a material adverse effect on Inamed relating to the Securities and Exchange Commission’s investigation of Inamed as disclosed in Inamed’s Annual Report on Form 10-K for the year ended December 31, 2004. The Letter was entered into in connection with the acquisition and execution of the Agreement and Plan of Merger.

Repurchases of Common Stock

     In May 2003, our Board of Directors approved a new repurchase program that authorized the repurchase of up to $75 million of our common stock. This program provided for the repurchase of Class A common stock at such times as management determined. As of June 30, 2004, we had not repurchased any shares of our Class A common stock under this program. In August 2004, our Board of Directors approved a new program that replaced the May 2003 program, which authorized the repurchase of up to $150.0 million of our Class A common stock. During the first two quarters of fiscal 2005, we purchased a total of 3,921,086 shares of our Class A common stock in the open market at an average price of $38.25 per share, for an aggregate purchase price of approximately $150.0 million. As the purchase limit had been reached, the plan was terminated during the second quarter of fiscal 2005.

Dividends

     Since the beginning of fiscal 2004, we have paid quarterly cash dividends aggregating approximately $10.3 million on our common stock. In addition, on March 16, 2005, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on April 29, 2005 to our stockholders of record at the close of business on April 1, 2005. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

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

     Accounts receivable are presented net of allowances related to the above provisions of approximately $18.6 million and $16.5 million at March 31, 2005 and June 30, 2004, respectively.

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

     As a result of our acquisitions, we included approximately $65.1 million and $55.4 million of goodwill on our condensed consolidated balance sheets as of March 31, 2005 and June 30, 2004, respectively.

     As a result of our acquisitions of product rights and other identifiable intangible assets, we have included approximately $264.4 million and $275.7 million as net intangible assets on our condensed consolidated balance sheets as of March 31, 2005 and June 30, 2004, respectively.

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

     Deferred income taxes are presented net of a valuation allowance of approximately $17.5 million as of March 31, 2005 and June 30, 2004.

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

     Accrued liabilities include reserves of approximately $4.5 million and $11.7 million at March 31, 2005 and June 30, 2004, respectively, for estimated managed care and Medicaid rebates. The decrease in the reserves from June 30, 2004 to March 31, 2005 is primarily due to the timing of payments.

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

     During the third quarter of fiscal 2005 and the fiscal 2005 nine months, we incurred and expensed approximately $8.3 million and $44.6 million, respectively, of up-front or development milestone payments related to research and development collaborations. Of the $44.6 million expensed during the fiscal 2005 nine months, approximately $1.3 million were professional fees incurred related to the completion of the collaboration agreements, and were included in selling, general and administrative expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We are required to adopt SFAS No. 123R in our first quarter of fiscal 2006, beginning July 1, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We have not yet adopted this pronouncement and are currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our consolidated financial position, results of operations and cash flows, including the specific transition method to be utilized upon adoption. SFAS No. 123R will negatively impact our earnings.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     Our disclosures and analyses in this Quarterly Report on Form 10-Q include forward-looking information about our financial results and estimates, business prospects and products in research. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events, but involve substantial risks and uncertainties. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;

•	changes in our product mix;

•	manufacturing or supply interruptions;

•	competitive developments affecting our current growth products, such as the recent FDA approval of HYLAFORM®, HYLAFORM PLUS® and CAPTIQUE®, competitors to RESTYLANE®, a generic form of our DYNACIN® Tablets product and generic forms of our LOPROX® TS and LOPROX® Cream products;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	our ability to protect our patents and other intellectual property;

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings;

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	the receipt of required regulatory approvals for our merger with Inamed (including the approval of antitrust authorities necessary to complete the merger);

•	the ability to realize the anticipated synergies and benefits of the merger with Inamed;

•	the ability to timely and cost-effectively integrate Inamed’s and Medicis’ operations;

•	access to available and feasible financing (including financing for the merger with Inamed) on a timely basis;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals, including the recent non-approval recommendation of an FDA panel relating to certain of Inamed’s silicone breast implants;

•	growth in costs and expenses; and

•	the impact of acquisitions, divestitures and other significant corporate transactions, including the merger with Inamed.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2005, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures as of March 31, 2005 and have concluded that, as of such date our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     During the three months ended March 31, 2005, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley 404 Compliance

     We continue the detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are simultaneously working to complete our evaluation of design phase where we have identified what may be control deficiencies in our system of internal controls, and have been performing the testing phase of our project. We expect to validate any potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. We believe we are prepared to investigate any potential control deficiencies, and, where appropriate, to remediate them. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings

     On November 9, 2001, prior to its merger with our Company, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in the Business Session of the Superior Court of the Commonwealth of Massachusetts. In the action, the Triumph group claimed that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breached the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group sought damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. On April 9, 2004, the court ruled on the cross-motions in Ascent’s favor. Triumph’s cross-motion for summary judgment was denied and Ascent’s cross-motion for summary judgment was granted on all claims. The court entered its order dismissing the lawsuit on April 13, 2004. Triumph filed a notice of appeal on May 6, 2004. Both Triumph and Ascent filed appellate briefs. The Massachusetts Appeals Court held a hearing regarding Triumph’s appeal on April 15, 2005. A decision may not be issued for several months. We continue to believe that the claims of the Triumph group are without merit.

     On January 11, 2005, WE Pharmaceuticals, Inc. (“WE”) filed suit against the Company in the U.S. District Court for the Southern District of California (“California Action”). The complaint was served on January 25, 2005. In that action, WE alleged that Medicis breached an Asset Purchase Agreement under which Medicis acquired certain assets from WE. In the California Action, WE demanded compensatory damages, consequential damages and prejudgment interest. WE and the Company settled this matter on April 26, 2005, without any admission of liability by Medicis.

     On June 21, 2004, the United States International Trade Commission (“ITC”) instituted an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, at the request of Inamed. The investigation identified Medicis Aesthetics, Inc., a wholly owned subsidiary of our company, and Q-Med as respondents in the investigation regarding Inamed’s allegation of infringement of its U.S. Patent No. 4,803,075, dated February 7, 1989, by the dermal filler, RESTYLANE®. On September 16, 2004, Inamed moved to add our distributor, McKesson Corporation, as a respondent. The motion was granted by the Administrative Law Judge (“ALJ”) and affirmed by the ITC during November 2004. Inamed also filed a parallel infringement action against us and Q-Med in the U.S. District Court of the Southern District of California regarding the same patent. Inamed amended its complaint to add McKesson as a party to this action as well. This action was stayed pending the outcome of the ITC investigation. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) and related transactions entered into by Medicis, Inamed and a wholly-owned subsidiary of Medicis on March 20, 2005, Inamed filed a motion to dismiss with prejudice Inamed’s patent infringement action. In addition, Inamed consented to the dismissal of the ITC matter which has been granted and has been made final. However, if the Merger Agreement is terminated for any reason that would give rise to Medicis’ obligation to pay Inamed an expense or termination fee pursuant to Section 5.10(c) of the Merger Agreement, Medicis will pay to Inamed a fee equal to $16.5 million in consideration for Inamed’s agreement to dismiss the litigation matters discussed above.

     On October 15, 2004, BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc. (collectively “BioMarin”) brought a civil action against us and Medicis Pediatrics, Inc. in the United States District Court for the Northern District of California, entitled BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc. v. Medicis Pharmaceutical Corp. and Medicis Pediatrics Inc., Civ. Action No. C 04-4374 CW (the “BioMarin Action”), alleging violation of Section 10(b) of the Securities Exchange Act of 1934, fraud in the inducement, negligent misrepresentation and breach of contract arising out of an Asset Purchase Agreement, License Agreement and Securities Purchase Agreement entered into by the Company and BioMarin as of May 18, 2004. BioMarin sought damages in an amount not less than $50.0 million. BioMarin voluntarily dismissed without prejudice the BioMarin Action on October 19, 2004 in order to allow the parties the opportunity to engage in good faith settlement negotiations. On January 12, 2005, Medicis and BioMarin settled all of the claims brought by BioMarin in the BioMarin Action by entering into a Settlement and Mutual Release Agreement (the “Settlement Agreement”), a Convertible Promissory Note (the “Note”), and amendments to the original May 18, 2004 Securities Purchase Agreement and License Agreement. Under terms of the Settlement Agreement, Medicis and BioMarin discharged each other from any and all claims relating to the original transaction or the BioMarin Action other than certain continuing obligations in accordance with the terms of the parties’ agreements.

     Under the terms of the settlement, the transaction payments due to Medicis from BioMarin that previously totaled $175.0 million were reduced to $159.0 million as follows: (i) license payments relating to ORAPRED® were reduced from $93.0 million to $88.4 million; and (ii) BioMarin’s purchase price for all outstanding shares of Ascent Pediatrics under the purchase option was reduced from $82.0 million to $70.6 million. In addition, Medicis will take full financial responsibility for contingent payments, if any, due to former Ascent Pediatric shareholders without the $5.0 million offset payment that would have been paid by BioMarin to Medicis after July 1, 2005. Medicis will also reimburse BioMarin for actual returns, up to certain agreed-upon limits, of ORAPRED® finished goods received by BioMarin during the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. Finally, Medicis will make available to BioMarin the Note, under which BioMarin can draw up to $25.0 million beginning July 1, 2005. Money advanced under the Note is convertible into BioMarin shares at a strike price equal to the average closing price for BioMarin stock during the 20 trading days prior to such advance. The Note comes due in 2009 or earlier if BioMarin undergoes a change of control.

     The Company has provided documents in response to a government inquiry into the Company’s marketing and promotion of LOPROX® to pediatricians. The Company is cooperating with the government but has no further information at this time regarding this matter.

     We and certain of our subsidiaries are parties to other actions and proceedings incident to our businesses, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, we believe, at the present time, that the ultimate resolution of these matters will not have a material adverse effect on our business. In our opinion, based upon consultation with legal counsel, as of March 31, 2005, the ultimate outcome with respect to any of these matters, based upon the information available to us, is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and individually or in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following provides information regarding our purchase, during the nine-month period ended March 31, 2005, of our Class A common stock:

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

     We did not purchase any of our Class A common stock during July, August, or December 2004, or during the quarter ended March 31, 2005.

(1) In August 2004, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $150 million of our Class A common stock. As the purchase limit has been reached, the plan has terminated.

Item 6. EXHIBITS

Exhibit 4.1	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: May 10, 2005	By:	/s/	Jonah Shacknai

Jonah Shacknai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2005	By:	/s/	Mark A. Prygocki, Sr.

Mark A. Prygocki, Sr.
Executive Vice President
Chief Financial Officer, Corporate
Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 4.1	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002