Form 10-K
period 2005-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2005-09-13
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-18443
MEDICIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1574808

(State of other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8125 North Hayden Road, Scottsdale, Arizona	85258-2463

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(602) 808-8800
Securities registered pursuant to Section 12(b) of the Act: Class A common stock, $0.014 par value

New York Stock Exchange	Preference Share Purchase Rights

(Name of each exchange on which	(Title of each Class)
registered)

Securities registered pursuant to Section 12(g) of the Act:	NONE
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held on December 31, 2004 by non-affiliates of the registrant was $1,220,251,877, based on the closing price of $35.11 per share as reported on the New York Stock Exchange on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of September 7, 2005, there were 54,387,026 outstanding shares of Class A common stock.
Documents incorporated by reference:
Portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I
ITEM 1: BUSINESS
     Medicis Pharmaceutical Corporation, together with its wholly owned subsidiaries (“Medicis”, the “Company”, or as used in the context of “we”, “us” or “our”) is a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the United States for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We believe that annual U.S. pharmaceutical sales in the dermatological market exceed $5 billion. According to the American Society for Aesthetic Plastic Surgery, a national not-for-profit organization for education and research in cosmetic plastic surgery, nearly 11.9 million surgical and non-surgical cosmetic procedures were performed in the United States during 2004. From 2003 to 2004, there was a 44% increase in the number of cosmetic procedures performed, including a 51% increase in non-surgical cosmetic procedures performed.
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
     OMNICEF® is a trademark of Fujisawa Pharmaceutical Co. Ltd. and is used under a license from Abbott Laboratories, Inc. (“Abbott”). On April 1, 2005, Fujisawa Pharmaceutical Co. Ltd. merged with Yamanouchi Pharmaceutical Co. Ltd., creating Astelles Pharma, Inc.
     In March 2003, we expanded into the dermal aesthetic market through our acquisition of the exclusive United States and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. RESTYLANE® has been approved by the Food and Drug Administration (the “FDA”) for use in the United States as a medical device for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds. RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ have been approved for use in Canada. Q-Med currently promotes these market-leading, patented non-animal stabilized hyaluronic acid brands in over 75 countries, where over 1.5 million procedures have been performed. RESTYLANE® is marketed and sold in over 75 countries outside the United States. Since 1996, dermatologists and plastic surgeons outside the U.S. have used it to contour and restore volume to skin and temporarily eliminate wrinkles and facial folds. Additionally, in certain countries other than the United States (such as Canada), RESTYLANE® also is approved to enhance the appearance and fullness of lips.
     On March 20, 2005, we entered into an Agreement and Plan of Merger with Inamed Corporation (“Inamed”). Inamed is a global healthcare company with over 25 years of experience developing, manufacturing and marketing innovative, high-quality, science-based products. Current products include breast implants for aesthetic augmentation and for reconstructive surgery; a range of dermal products to treat facial wrinkles; and minimally invasive devices for obesity intervention, including the LAP-BAND® system for morbid obesity. Under the terms of the Agreement and Plan of Merger, Inamed will merge with us and each share of Inamed common stock will be converted into the right to receive 1.4205 shares of our common stock and $30.00 in cash. The completion of the transaction is subject to several customary conditions, including the receipt of applicable regulatory approvals, approvals from our stockholders and Inamed’s stockholders, and the absence of any material adverse effect on either party’s business. It is currently anticipated that the closing of the transaction would occur by the end of calendar 2005.
OUR PRODUCTS
     We currently offer 15 branded products. Our sales and marketing efforts are currently focused on our core brands, which, during fiscal 2005, accounted for approximately 76% of our total net revenues. The following chart details certain important features of our core brands:

Brand	Treatment	U.S. Market Impact
DYNACIN®	Oral adjunctive treatment for moderate to severe acne	The number one branded minocycline product in the U.S., DYNACIN® tablets and capsules are available in a range of strengths for moderate to severe acne
LOPROX®	Topical treatment for certain fungal and yeast infections	A leading antifungal agent, including the number one branded shampoo for seborrheic dermatitis
OMNICEF®	A patented oral cephalosporin for skin and skin-structure infections	Superior kill rate compared to most frequently prescribed antibiotic for this indication
PLEXION®	Topical treatments for rosacea and acne-related conditions	Includes the leading branded prescription cleanser indicated for the treatment of rosacea, and the first prescription cleansing cloth for the treatment of acne and rosacea
RESTYLANE®	Injectable gel for treatment of fine lines and wrinkles, shaping facial contours and correcting deep facial folds	Launched on January 6, 2004, following approval by FDA on December 12, 2003
TRIAZ®	Topical patented gel and cleanser and patent-pending pad treatments for acne	The leading branded prescription benzoyl peroxide product
VANOS™	Super-high potency topical corticosteroid for the treatment of plaque-type psoriasis in adult patients	Launched on April 19, 2005 following FDA approval on February 11, 2005
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

     LOPROX® cream and topical suspension are both broad-spectrum prescription antifungal agents indicated for the topical treatment of tinea pedis, tinea corporis, tinea cruris, tinea versicolor and cutaneous candidiasis. LOPROX® works with a unique mode of action and has been shown to have fungistatic and fungicidal properties. The most frequently prescribed topical antifungal products in addition to LOPROX® include competitor products Spectazole®, Nizoral®, Oxistat® and Lotrisone® (steroid/antifungal combination). In addition to the cream and topical suspension formulations of LOPROX®, we market LOPROX® Gel for the treatment of seborrheic dermatitis and fungal infections. Currently, LOPROX® Gel is the only gel approved in the United States for seborrheic dermatitis. During fiscal 2003, we launched LOPROX® Shampoo, which is the first and only prescription antifungal shampoo approved in the United States for the treatment of seborrheic dermatitis of the scalp, a common fungal infection.
     OMNICEF® is promoted to dermatologists and podiatrists pursuant to our exclusive co-promotion agreement with Abbott. OMNICEF® is indicated for the treatment of uncomplicated skin and skin-structure infections. Studies show that OMNICEF® has superior pathogen eradication rates versus Cephalexin, the most frequently prescribed antibiotic for uncomplicated skin and skin-structure infections. Since May 2001, we have promoted OMNICEF® capsules in the U.S. market to dermatologists and podiatrists. In return, we receive commission revenue from Abbott based on prescriptions generated in these categories. Our agreement with Abbott expires in 2013.
     PLEXION® treats rosacea and acne-related conditions with internally developed cleanser and topical therapies. Rosacea is a chronic skin condition causing inflammation and redness of the face. The active ingredients in our PLEXION® products are sodium sulfacetamide and sulfur. PLEXION®, the leading branded prescription cleanser indicated for the treatment of rosacea, was launched in fiscal 2000. The topical acne rosacea market is comprised of products such as competitor products MetroGel®, MetroCream® and MetroLotion®. PLEXION TS®, a gentle topical suspension treatment for acne, was launched in fiscal 2001. In addition, during fiscal 2002 we launched PLEXION SCT®, a short contact therapy with a silica base that helps remove impurities from the skin pores. During fiscal 2005, we launched the first prescription cleansing cloth, PLEXION® Cleansing Cloths, for the treatment of acne and rosacea. Within its first three months on the market, PLEXION® Cleansing Cloths has become the leading branded sodium sulfacetamide and sulfur cleansing formulation in new prescriptions.
     TRIAZ®, an internally developed topical therapy prescribed for the treatment of numerous forms and varying degrees of acne, is available as a patented gel or cleanser or in a patent-pending pad in three concentrations. TRIAZ® products are manufactured using the active ingredient benzoyl peroxide in a patented vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. We introduced the TRIAZ® brand in fiscal 1996. In July 2003, we launched TRIAZ® Pads, the first and only benzoyl peroxide pad available in the U.S. indicated for the topical treatment of acne vulgaris.
     VANOSTM cream, launched to dermatologists in April 2005 after approval by the FDA on February 11, 2005, is a super-high potency (Class I) topical corticosteroid indicated for the treatment of plaque-type psoriasis in adult patients. Plaque-type psoriasis is the most common form of psoriasis, a chronic, recurrent skin disorder affecting up to 2% of the United States population and characterized by scaling, often itching plaques in certain areas of the body that typically follow a course of exacerbation and remission. The active ingredient in VANOSTM is fluocinonide 0.1%, and is the only fluocinonide available in the Class I category of topical corticosteroids. Physicians may already be familiar with the fluocinonide 0.05%, the active ingredient in another of our products, the Class II corticosteroid LIDEX®. Two double blind clinical studies have demonstrated the efficacy, safety and tolerability of VANOSTM. Its elegant base was formulated to have the cosmetic elegance of a cream, yet behave like an ointment on the skin. In addition, physicians have the flexibility of prescribing VANOSTM either once or twice daily. Considering that plaque-type psoriasis is recognized as a major challenge for physicians, and that VANOSTM is a new entry in its category, we believe VANOSTM will be an important treatment option for patients that suffer from plaque-type psoriasis.

DERMAL RESTORATIVE PRODUCTS
     Our principal branded dermal restorative products are described below:
     RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM are injectable, transparent, Non-Animal-Stabilized-Hyaluronic Acid (“NASHATM”) gels, which require no patient sensitivity tests in advance of product administration. These “tissue tailored,” transparent, injectable products, which come in pre-packaged, glass syringes, have varying gel particle sizes which provide physicians with flexibility in treating fine lines and wrinkles and correcting deep facial folds. In the United States, the FDA regulates these products as medical devices. Medicis offers all three of these products in Canada, and began offering RESTYLANE® in the United States on January 6, 2004. PERLANETM and RESTYLANE FINE LINESTM have not yet been approved by the FDA for use in the United States. We acquired the exclusive U.S. and Canadian rights to these dermal restorative products from Q-Med through a license agreement.
PRODUCTS IN DEVELOPMENT
     We have developed and obtained rights to pharmaceutical agents in various stages of development. We have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our strategy involves the evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. Over the next four years, our objective is to launch one new product annually through our research and development efforts. As a result of our increasing financial strength, we have begun adding long-term projects to our development pipeline and may add longer-term projects with inherently greater risk in the future. Historically, we have supplemented our research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies.
     On July 15, 2004, we entered into an exclusive license agreement and other ancillary documents with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQTM. Q-Med has the exclusive right to manufacture SubQTM for Medicis. SubQTM is currently not approved for use in the United States or Canada. Under the terms of the license agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQTM for approximately $80.0 million, due as follows: approximately $30.0 million paid on July 15, 2004, which was recorded as research and development expense during the first quarter of fiscal 2005; approximately $10.0 million upon successful completion of certain clinical milestones; approximately $20.0 million upon the satisfaction of certain defined regulatory milestones; and approximately $20.0 million upon U.S. launch of SubQTM . We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones. SubQTM is comprised of the same NASHATM substance as RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM with a larger gel particle size and has patent protection until at least 2015 in the United States.
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
     On January 28, 2005, we amended our strategic alliance with aaiPharma, Inc. (“aaiPharma”) previously initiated in June 2002 for the development, commercialization and license of a dermatologic product. The consummation of the amendment has not affected the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to us, and provides that aaiPharma will continue to assist us with the development of the product on a fee for services basis. We will have no future financial obligations to pay aaiPharma on the attainment of clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005, as part of the amendment and the assumption of all liabilities associated with the project.
     We incurred total research and development costs for all of our sponsored and unreimbursed co-sponsored pharmaceutical projects for fiscal 2005, 2004 and 2003 of $65.7 million, $16.5 million and $29.6 million, respectively. Research and development costs for fiscal 2005 include $30.0 million related to the license agreement with Q-Med related to the SubQTM product, $5.0 million related to the Ansata development and license agreement and $8.3 million related to the aaiPharma research and development collaboration. Research and development costs for fiscal 2004 include $2.4 million paid to Dow Pharmaceutical Services, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product, under an agreement that we entered into in September 2002. Research and development costs for fiscal 2003 include $14.2 million paid to Dow under this agreement and $6.0 million related to the aaiPharma research and development collaboration. In addition to the payments made during fiscal 2004 and 2003, the Dow agreement includes potential future payments due to Dow upon the successful completion of various development milestones.
SALES AND MARKETING
     Our combined dedicated sales force, consisting of 162 employees as of June 30, 2005, focuses on high prescribing dermatologists, plastic surgeons and podiatrists. Since a relatively small number of physicians are responsible for writing a majority of prescriptions and performing dermal aesthetic procedures, we believe that the size of our sales force is appropriate to reach our target physicians. Our dermatology and podiatric sales force consists of 110 employees who regularly call on approximately 8,800 dermatologists and 3,200 podiatrists. Our dermal aesthetic sales force consists of 52 employees who regularly call on leading plastic surgeons, facial plastic surgeons, dermatologists and dermatologic surgeons. We also have seven national account managers who regularly call on managed care organizations, large retail chains, formularies and related organizations.
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
WAREHOUSING AND DISTRIBUTION
     We utilize an independent national warehousing corporation to store and distribute our products from primarily two regional warehouses in Nevada and Georgia, as well as additional warehouses in Maryland and North Carolina. Upon the receipt of a purchase order through electronic data input (“EDI”), phone, mail or facsimile, the order is processed into our inventory systems. The order is transmitted electronically to the appropriate warehouse for picking and packing. Upon shipment, the warehouse sends back to us via EDI the necessary information to automatically process the invoice in a timely manner.

CUSTOMERS
     Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen Corporation (“AmerisourceBergen”), Cardinal Health, Inc. (“Cardinal”), McKesson Corporation (“McKesson”) and other major drug chains. During the last three fiscal years, these customers accounted for the following portions of our net revenues:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
McKesson	51.2%	36.9%	20.2%
Cardinal	21.8%	23.8%	25.4%
Quality King	*	*	17.0%
AmerisourceBergen	*	*	15.5%

*	less than 10%
     McKesson is our sole distributor of our RESTYLANE® product, which was launched in January 2004.
MANUFACTURING
     We currently outsource all of our manufacturing needs, and we are required by the FDA to contract only with manufacturers who comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. Typically our manufacturing contracts are short-term. We review our manufacturing arrangements on a regular basis and assess the viability of alternative manufacturers if our current manufacturers are unable to fulfill our needs.
     Patheon, Inc. (“Patheon”) manufactures the capsule form of our DYNACIN® branded products under a supply agreement that automatically renews on an annual basis, unless terminated by either party. Par Pharmaceutical, Inc. (“Par”) manufactures the tablet form of our DYNACIN® branded products in accordance with a supply agreement that expires in June 2012.
     Our PLEXION® and TRIAZ® branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that automatically renews on an annual basis, unless terminated by either party.
     Our LOPROX® gel branded products are manufactured by Aventis S.A. (“Aventis”) in accordance with a supply agreement that renews automatically on an annual basis, unless terminated by either party. Our LOPROX® TS and LOPROX® shampoo branded products are manufactured by Patheon under a supply agreement that automatically renews on an annual basis, unless terminated by either party. Our LOPROX® cream branded product is manufactured by both Aventis and Patheon.
     Our OMNICEF® branded product, which we promote through a license agreement with Abbott, is manufactured, warehoused and distributed by Abbott. The license agreement expires in 2013.
     Our RESTYLANE® branded product is manufactured by Q-Med pursuant to a long-term supply agreement that expires no earlier than 2013.
     Our VANOSTM branded product is manufactured by Patheon under a supply agreement that automatically renews on an annual basis, unless terminated by either party.
LICENSE AND ROYALTY AGREEMENTS
     Pursuant to license agreements with third parties, we have acquired rights to manufacture, use or market certain of our existing products, as well as many of our development products and technologies. Such agreements typically contain provisions requiring us to use our best efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements and may be canceled upon our failure to perform our payment or other obligations. In addition, we have licensed certain rights to manufacture, use and sell certain of our technologies outside the United States and Canada to various licensees.
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
     We have obtained and licensed a number of patents covering key aspects of certain of our products, including a U.S. patent expiring in October 2015 covering various formulations of TRIAZ®, a U.S. patent expiring in 2015 covering RESTYLANE®, a U.S. patent expiring in 2020 covering PLEXION® cleanser formulation, a U.S. patent expiring in 2020 covering PLEXION® topical suspension and SCT formulations and a U.S. patent expiring in December 2021 covering VANOS®. We have patent applications pending relating to our PLEXION® cleansing cloths formulation and our LOPROX® gel and shampoo formulations. We are also pursuing several other U.S. and foreign patent applications.
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
     Several of our core prescription brands compete or may compete in the near future with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers. On July 18, 2004, Glades Pharmaceuticals, LLC (“Glades”), a wholly owned subsidiary of Stiefel Laboratories, Inc., announced the launch of myracTM (minocycline hydrochloride tablets, USP), as a branded pharmaceutical product. MyracTM tablets is a prescription product that competes directly with our DYNACIN® tablet products. During the third quarter of our fiscal 2005, myracTM began being marketed as a generic product. On August 6, 2004, the FDA approved an Abbreviated New Drug Application (“ANDA”) submitted by Altana, Inc. (“Altana”) for its ciclopirox topical suspension, a generic version of our LOPROX® TS product. On December 29, 2004, the FDA approved an ANDA submitted by Altana for its ciclopirox cream, a generic version of our LOPROX® Cream product. On August 10, 2005, the FDA approved an ANDA submitted by Taro Pharmaceuticals U.S.A. Inc. (“Taro”) for its ciclopirox topical suspension, a generic version of our LOPROX® topical suspension.
     There are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and, if approved, the companies producing such products could charge less to doctors for their products.

GOVERNMENT REGULATION
     The manufacture and sale of biological products, drugs and medical devices are subject to regulation principally by the FDA, but also by other federal agencies and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”), the FDA and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. The Federal Food, Drugs and Cosmetics Act and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products.
     Our RESTYLANE® dermal filler product is a medical device intended for human use and is subject to regulation by the FDA in the United States. Unless an exemption applies, each medical device we market in the U.S. must have a Premarket Approval Application (“PMA”) in accordance with the Federal Food, Drug, and Cosmetic Act, as amended, or a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market). FDA device regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety data obtained under approved clinical protocols and require compliance with “current good manufacturing practices” (“cGMPs”), as verified by detailed FDA investigations of manufacturing facilities. These regulations also require post-approval reporting of alleged product defects and certain adverse experiences to the FDA. FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, cGMPs and other general requirements that are also applicable to all classes of medical devices. Class II devices are subject to special controls in addition to general controls and generally require the submission of a premarket notification before marketing is permitted. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes clinical data supporting the safety and effectiveness of the device as well as compliance with the same provisions applicable to all medical devices, such as cGMPs. Periodic reports must be submitted to the FDA, including descriptions of certain adverse events that are reported to the sponsor. RESTYLANE® is regulated as a Class III medical device. RESTYLANE® has been approved by the FDA under a PMA.
     In general, products falling within the FDA’s definition of “new drugs” require premarketing approval by the FDA. Products falling within the FDA’s definition of “cosmetics” or of “drugs” (if they are not also “new drugs,”) and that are generally recognized as “safe and effective” do not require premarketing clearance although all drugs must comply with a host of post-market regulations, including manufacture under cGMP. The steps required before a “new drug” may be marketed in the United States include (i) preclinical laboratory and animal testing; (ii) manufacture under cGMP; (iii) submission to the FDA of an Investigational New Drug (or “IND”) application, which must become effective before clinical trials may commence; (iv) at least two adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (v) submission to the FDA of a New Drug Application (or “NDA”); and (vi) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with, and approved by, the FDA.
     New drugs may also be approved by the agency pursuant to an ANDA for generic drugs if the same active ingredient has previously been approved by the agency and the original sponsor of the NDA no longer has patent protection or statutory marketing exclusivity. Approval of an ANDA does not require the submission of clinical data on the safety and effectiveness of the drug product. However, the applicant must provide dissolution and/or metabolic studies to show that the active ingredient in the generic drug sponsor’s application is comparably available to the patient as the original product in the NDA upon which the ANDA is based.
     Preclinical testing is generally conducted on laboratory animals to evaluate the potential safety and toxicity of a drug. The results of these studies are submitted to the FDA as a part of an IND application, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation of new drugs involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the relationship of safety to dose, and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient confirmatory data to support the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.
     FDA approval is required before a ‘new drug’ product may be marketed in the United States. However, many historically over-the-counter drugs are exempt from the FDA’s premarketing approval requirements. In 1972, the FDA instituted the ongoing over-the-counter Drug Review to evaluate the safety and effectiveness of over-the-counter drugs in the market before enactment of the Drug Amendments of 1962. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for over-the-counter drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. Before issuance of a final over-the-counter drug monograph as a federal regulation, over-the-counter drugs are classified by the FDA in one of three categories: Category I ingredients which are deemed “safe and effective for over-the-counter use;” Category II ingredients which are deemed “not generally recognized as safe and effective for over-the-counter use;” and Category III ingredients which are deemed “possibly safe and effective with studies ongoing.” Based upon the results of these ongoing studies, the FDA must reclassify all Category III ingredients as either Category I or Category II before issuance of a final monograph. For certain categories of over-the-counter drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. Stated differently, the FDA generally permits continued marketing only of Category I and III products during the pendency of a final monograph. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are subject to various FDA regulations concerning, for example, cGMP, general and specific over-the-counter labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. Over-the-counter drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.
     Each of the active ingredients in LOPROX® products and OMNICEF® products have been approved by the FDA under an NDA. The active ingredient in DYNACIN® branded products has been approved by the FDA under an ANDA. The active ingredient in the TRIAZ® products has been classified as a Category III ingredient under a tentative final FDA monograph for over-the-counter use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (or “NDMA”), a trade association of over-the-counter drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in the TRIAZ® products, is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which we sell on a prescription basis, have the same ingredients at the same dosage levels as the over-the-counter products. When the FDA issues the final monograph, we may be required by the FDA to sell TRIAZ® products as an over-the-counter drug or cease its distribution unless we file an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® products from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against us and could have a material adverse effect on our business, financial condition and results of operations.
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
     We believe that certain of our products, as they are promoted and intended by us for use, are exempt from being considered “new drugs” based upon the introduction date of their active ingredients and therefore do not require premarketing clearance. There can be no assurance that the FDA will not take a contrary position. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or withdraw such products from the market. We believe that these products are compliant with applicable regulations governing product safety, use of ingredients, labeling, promotion and manufacturing methods.
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
EMPLOYEES
     At June 30, 2005, we had 359 full-time employees. No employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

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
     Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this report—for example, governmental regulation and competition in our industry—will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.
     Medicis undertakes no obligation to update any forward-looking statement. We provide the following discussion of risks and uncertainties relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could also be adversely affected by other factors besides those listed here. However, these are the risks our management currently believes are material.
RISKS RELATED TO OUR BUSINESS
We Derive A Majority Of Our Sales From Our Core Products, And Any Factor Adversely Affecting Sales Of These Products Would Harm Our Business, Financial Condition And Results Of Operations
     We believe that the prescription volume of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the United States on January 6, 2004, will continue to constitute a significant portion of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. Many of our core prescription products, including DYNACIN® and LOPROX®, are subject to generic competition or may be in the near future. On July 18, 2004, Glades announced the launch of myracTM (minocycline hydrochloride tablets, USP), as a branded pharmaceutical product. MyracTM tablets is a prescription product that competes directly with our DYNACIN® tablet products. During the third quarter of our fiscal 2005, myracTM began being marketed as a generic product. On August 6, 2004, the FDA approved an ANDA submitted by Altana for its ciclopirox topical suspension, a generic version of our LOPROX® TS product. On December 29, 2004, the FDA approved an ANDA submitted by Altana for its ciclopirox cream, a generic version of our LOPROX® cream product. On August 10, 2005, the FDA approved an ANDA submitted by Taro Pharmaceuticals U.S.A. Inc. (“Taro”) for its ciclopirox topical suspension, a generic version of our LOPROX® topical suspension. Each of our core products could be rendered obsolete or uneconomical by competitive changes, including generic competition.

Sales related to our core prescription products and RESTYLANE® could also be adversely affected by other factors, including:
•	manufacturing or supply interruptions;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our core products, including the introduction of new products into the marketplace;

•	marketing or pricing actions by one or more of our competitors;

•	regulatory action by the FDA and other government regulatory agencies;

•	changes in the prescribing or procedural practices of dermatologists, plastic surgeons and/or podiatrists;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies;

•	product liability claims;

•	the outcome of disputes relating to trademarks, patents, license agreements and other rights;

•	changes in state and federal law that adversely affect our ability to market our products to dermatologists, plastic surgeons and/or podiatrists; and

•	restrictions on travel affecting the ability of our sales force to market to prescribing physicians and plastic surgeons in person.
Our Operating Results And Financial Condition May Fluctuate
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:
•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	development of new competitive products by others;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the timing and receipt of FDA approvals;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of core products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	seasonality of demand for our products;

•	our level of research and development activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations.
     As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and these comparisons should not be relied upon as an indication of future performance. The above factors may cause our operating results to fluctuate and adversely affect our financial condition and results of operations.
We Will Be Unable To Meet Our Anticipated Development And Commercialization Timelines If Clinical Trials For Our Products Are Unsuccessful Or Delayed
     Before obtaining regulatory approvals for the commercial sale of any products, we and/or our partners must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process.
     Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:
•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected patient recruitment; and

•	government or regulatory delays.
     The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials and changes in regulatory policy during the period of product development. Any delays in, or termination of, our clinical trials could materially and adversely affect our development and commercialization timelines, which could adversely affect our financial condition, results of operations and cash flows.
If The Proposed Merger With Inamed Is Not Completed, We Will Have Incurred Substantial Costs That May Adversely Affect Our Financial Results And Operations And The Market Price Of Our Common Stock
     We have incurred and will continue to incur substantial costs in connection with the proposed merger with Inamed. These costs are primarily associated with the fees of financial advisors, attorneys, accountants and consultants. In addition, we have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not completed, we will receive little or no benefit for these costs. If the merger agreement is terminated, we, in certain specified circumstances, may be required to pay a termination fee of up to $70.0 million to Inamed. In addition, under certain circumstances, we may be required to pay Inamed an expense fee of $10.0 million. As consideration for Inamed’s dismissal of pending litigation against Medicis, we agreed to pay Inamed $16.5 million if either the $70.0 million termination fee or the $10.0 million expense fee becomes payable by us or if the merger agreement is terminated because our stockholder approval is not obtained at the stockholders meeting relating to the merger.
     In addition, if the merger is not consummated, we may experience negative reactions from the financial markets and our collaborative partners, customers and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

We Will Have More Indebtedness After The Completion Of The Proposed Merger With Inamed, Which Could Adversely Affect Our Cash Flows and Business
     In order to complete the proposed merger with Inamed, we anticipate arranging for and funding approximately $650 million of new financing. Our debt outstanding as of June 30, 2005 was approximately $453 million. As a result of this increase in debt, demands on our cash resources will increase after the completion of the proposed merger. The increased levels of debt could, among other things:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	adversely affect our credit rating;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness; and

•	limit our ability to apply proceeds from an offering or asset sales to purposes other than the repayment of debt.
If We Are Unable To Finance The Proposed Merger With Inamed Through Existing Cash Balances and Financings, The Completion Of The Proposed Merger Will Be Jeopardized
     We intend to finance the proposed merger with Inamed with existing cash balances, cash flow from operations and equity or debt financings. In the event that we are unable to finance the merger, but are still obligated to complete the merger, we will have to adopt one or more alternatives, such as selling assets or restructuring debt, which may adversely affect our business, financial condition and results of operations. Additionally, these sources of funds may not be sufficient to finance the proposed merger, and other financing may not be available on acceptable terms, in a timely manner or at all. If we are unable to secure such additional financing, the completion of the proposed merger will be jeopardized and we could be in breach of the merger agreement.
We May Not Realize All Of The Anticipated Benefits Of The Proposed Merger With Inamed
     Our ability to realize the anticipated benefits of the merger will depend, in part, on our ability to integrate the businesses of Inamed with our company. The combined company will be required to devote significant management attention and resources to integrating the diverse business practices and operations of our company and Inamed. Neither company has previously completed a merger or acquisition comparable in size or scope to the merger. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by our company and Inamed. The failure of the combined company to meet the challenges involved in integrating successfully the operations of our company and Inamed or otherwise to realize any of the anticipated benefits of the merger could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities and diversion of management’s attention, and may cause the combined company’s stock price to decline. The difficulties of combining the operations of the companies include, among others:
•	coordinating sales and marketing, research and development and manufacturing functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic and customer relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.
     In addition, even if the operations of our company and Inamed are integrated successfully, the combined company may not realize the full benefits of the merger, including the synergies, cost savings, or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Further, because the businesses of our company and Inamed differ, the results of operations of the combined company, and the market price of our company common stock, may be affected after the merger by factors different from those affecting the shares of our company and Inamed currently, and may suffer as a result of the merger. As a result, we cannot assure you that the combination of Inamed with our company will result in the realization of the full benefits anticipated from the merger.
Provisions Of The Merger Agreement May Deter Alternative Business Combinations And Could Negatively Impact The Stock Prices Of Medicis If The Merger Agreement Is Terminated In Certain Circumstances
     Restrictions in the merger agreement on solicitation generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our stockholders when compared to the terms and conditions of the merger with Inamed. If the merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the merger agreement is terminated, we, in certain specified circumstances, may be required to pay a termination fee of up to $70.0 million to Inamed. In addition, under certain circumstances, we may be required to pay Inamed an expense fee of $10.0 million. As consideration for Inamed’s dismissal of pending litigation against our company, we agreed to pay Inamed $16.5 million if either the $70.0 million termination fee or the $10.0 million expense fee becomes payable by us or if the merger agreement is terminated because our stockholders do not approve the issuance of shares pursuant to the merger agreement at the stockholders meeting relating to the merger. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our stockholders than the merger with Inamed. In the event the merger is terminated by us or Inamed in circumstances that obligate us to pay the expenses or termination fee to Inamed, including where Inamed terminates the merger agreement because our board of directors withdraws its support of the merger, our stock price may decline.
If We Are Unable To Secure And Protect Our Intellectual Property And Proprietary Rights, Or If Our Intellectual Property Rights Are Found To Infringe Upon The Intellectual Property Rights Of Other Parties, Our Business Could Suffer
     Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, service marks and other intellectual property rights.
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

     We are pursuing several United States patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights under certain patents and patent applications in connection with our licenses to distribute products and by assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or patent application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or patent application.
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
     RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM currently have patent protection in the United States until 2015, and the exclusivity period of the license granted to us by Q-Med ends on the last to occur of the last patent covering the products expiring and the licensed know-how becoming publicly known. If the validity or enforceability of these patents is successfully challenged, the cost to us could be significant and our business may be harmed. For example, if any such challenges are successful, Q-Med may be unable to supply products to us. We may be unable to market, distribute and commercialize the products or it may no longer be profitable for us to do so.
We May Not Be Able To Collect All Scheduled License Payments From BioMarin
     As part of our asset purchase agreement, license agreement and securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 7 to our consolidated financial statements, BioMarin will make license payments to us of $2.1 million per quarter for four quarters beginning in July 2005; $1.75 million per quarter for the subsequent eight quarters beginning in July 2006; and $1.5 million per quarter for the subsequent four quarters beginning in July 2008. While we did receive all scheduled quarterly license payments during the fiscal year ending June 30, 2005, we cannot give any assurances as to BioMarin’s continuing ability to make payments to us. Currently, our revenue recognition of these payments is on a cash basis.
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
     In March 2003, we completed our acquisition of the rights to market, distribute and commercialize the dermal filler product lines known as RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM in the United States and Canada. The products are approved for sale in Canada, and RESTYLANE® was approved for use in the United States on December 12, 2003. We cannot assure you that the FDA will approve PERLANETM and RESTYLANE FINE LINESTM in a timely fashion, or for the same indications as approved in other countries, or at all.
     There is also a risk that our products may not gain market acceptance among physicians, patients and the medical community generally. The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities. Physicians will not recommend our products until clinical data or other factors demonstrate their safety and efficacy compared to other competing products. Even if the clinical safety and efficacy of using our products is established, physicians may elect to not recommend using them for any number of other reasons, including whether our products best meet the particular needs of the individual patient.
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
Our Success Depends On Our Ability To Manage Our Growth
     We recently experienced a period of rapid growth from both acquisitions and internal expansion of our operations. This growth has placed significant demands on our human and financial resources. We must continue to improve our operational, financial and management information controls and systems and effectively motivate, train and manage our employees to properly manage this growth. Even if these steps are taken, we cannot be sure that our recent acquisitions will be integrated successfully into our business operations. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create. In addition, if we do not manage this growth effectively, maintain the quality of our products despite the demands on our resources and retain key personnel, our business could be harmed.
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
     Our growth and acquisition strategy depends upon the successful integration of licensed products with our existing products. Therefore, any loss, limitation or flaw in a licensed product could impair our ability to market and sell our products, delay new product development and introduction, and harm our reputation. These problems, individually or together, could harm our business and results of operations.
We Depend On A Limited Number Of Customers, And If We Lose Any Of Them, Our Business Could Be Harmed
     Our customers include some of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen, Cardinal, McKesson, Quality King, and major drug chains. During fiscal 2005, McKesson and Cardinal accounted for 51.2%, and 21.8%, respectively, of our net revenues. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers.
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
We Could Experience Difficulties In Obtaining Supplies of RESTYLANE®, PERLANETM And RESTYLANE FINE LINESTM
     The manufacturing process to create bulk non-animal stabilized hyaluronic acid necessary to produce RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM products is technically complex and requires significant lead-time. Any failure by us to accurately forecast demand for finished product could result in an interruption in the supply of RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM products and a resulting decrease in sales of the products.
     We depend exclusively on Q-Med for our supply of RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM products. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a long-term license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale.
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
Importation Of Products From Canada And Other Countries Into The United States May Lower The Prices We Receive For Our Products
     Our products are subject to competition from lower priced versions of our products and competing products from Canada and other countries where government price controls or other market dynamics result in lower prices. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in United States-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. Most of these foreign imports are illegal under current United States law. However, the volume of imports continues to rise due to the limited enforcement resources of the FDA and the United States Customs Service, and there is increased political pressure to permit the imports as a mechanism for expanding access to lower priced medicines.
     In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This law contains provisions that may change United States import laws and expand consumers’ ability to import lower priced versions of our and competing products from Canada, where there are government price controls. These changes to United States import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The former Secretary of Health and Human Services did not make such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make the certification in the future. As directed by Congress, a task force on drug importation recently conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for United States consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted, and the current Secretary has not yet announced any plans to make the required certification. In addition, federal legislative proposals have been made to implement the changes to the United States import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the United States import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the United States Customs Service and other government agencies.
     The importation of foreign products adversely affects our profitability in the United States. This impact could become more significant in the future, and the impact could be even greater if there is a further change in the law or if state or local governments take further steps to facilitate the importation of products from abroad.

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
     In addition to our desire to reduce the scope of our potential exposure to these types of claims, many of our customers require us to maintain product liability insurance as a condition of conducting business with us. We currently carry product liability insurance in the amount of $50.0 million per claim and $50.0 million in the aggregate on a claims-made basis. Nevertheless, this insurance may not be sufficient to cover all claims made against us. Insurance coverage is expensive and may be difficult to obtain. As a result, we cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. If we are liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could cause our earnings and financial condition to suffer.
Rising Insurance Costs Could Negatively Impact Profitability
     The cost of insurance, including workers compensation, product liability and general liability insurance, have risen significantly in recent years and may increase in the future. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.
If We Suffer Negative Publicity Concerning The Safety Of Our Products, Our Sales May Be Harmed And We May Be Forced To Withdraw Products
     Physicians and potential patients may have a number of concerns about the safety of our products, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity, whether accurate or inaccurate, concerning our products could reduce market or governmental acceptance of our products and could result in decreased product demand or product withdrawal. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.
RESTYLANE® Is A Consumer Product; Trends May Change And Applicable Laws May Affect Sales Or Product Margins Of RESTYLANE®
     RESTYLANE® is a consumer product. If we fail to anticipate, identify or react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the treatment of fine lines, wrinkles and deep facial folds, we may experience a decline in demand for RESTYLANE®. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports regarding the efficacy, safety or side effects of facial aesthetic products. Consumer perceptions of RESTYLANE® may be negatively impacted by these reports and other reasons.
     Demand for RESTYLANE® may be materially adversely affected by changing economic conditions. Generally, the costs of cosmetic procedures are borne by individuals without reimbursement from their medical insurance providers or government programs. Individuals may be less willing to incur the costs of these procedures in weak or uncertain economic environments, and demand for RESTYLANE® could be adversely affected.
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
     The trend toward managed healthcare in the United States and the growth of managed care organizations could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Managed care organizations and other third party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. We cannot be certain that the reimbursement policies of these entities will be adequate for our pharmaceutical products to compete on a price basis. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be harmed, as could our business, financial condition, results of operations and cash flows.
     In addition, healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
     Managed care initiatives to control costs have influenced primary-care physicians to refer fewer patients to dermatologists and other specialists. Further reductions in these referrals could reduce the size of our potential market, and harm our business, financial condition, results of operations and cash flows.

We Are Subject To Extensive Governmental Regulation
     Pharmaceutical companies are subject to significant regulation by a number of national, state and local governments and agencies. The FDA administers requirements covering testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, sampling, advertising and promotion of our products. Several states have also instituted laws and regulations covering some of these same areas. In addition, the FTC and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. Failure to comply with applicable regulatory requirements could, among other things, result in:
•	fines;

•	changes to advertising;

•	suspensions of regulatory approvals of products;

•	product recalls;

•	delays in product distribution, marketing and sale; and

•	civil or criminal sanctions.
     Our prescription and over-the-counter products receive FDA review regarding their safety and effectiveness. However, the FDA is permitted to revisit and change its prior determinations. We cannot be sure that the FDA will not change its position with regard to the safety or effectiveness of our products. If the FDA’s position changes, we may be required to change our labeling or formulations or cease to manufacture and market the challenged products. Even prior to any formal regulatory action, we could voluntarily decide to cease distribution and sale or recall any of our products if concerns about their safety or effectiveness develop.
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
     Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and / or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities.
If We Market Products In A Manner That Violates Health Care Fraud And Abuse Laws, We May Be Subject To Civil Or Criminal Penalties
     Federal health care program anti-kickback statutes prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Although we believe that we are in compliance, our practices may be determined to fail to meet all of the criteria for safe harbor protection from anti-kickback liability.
     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
Obtaining FDA And Other Regulatory Approvals Is Time Consuming, Expensive And Uncertain
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
     The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively. Consequently, we must continue to develop and introduce products in a timely and cost-efficient manner to effectively compete in the marketplace and maintain our revenue and gross margins.
     Our competitors vary depending upon product categories. Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Our competitors include Allergan, Aventis, Bristol-Myers Squibb, Elan, Galderma, GlaxoSmithKline, Inamed, Johnson & Johnson, Pfizer, Schering-Plough, Valeant Pharmaceuticals, Wyeth and others.
     Many of these companies have greater resources than we do to devote to marketing, sales, research and development and acquisitions. As a result, they have a greater ability to undertake more extensive research and development, marketing and pricing policy programs. It is possible that our competitors may develop new or improved products to treat the same conditions as our products or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. These competitors also may develop products that make our current or future products obsolete. Any of these events could significantly harm our business, financial condition and results of operations, including reducing our market share, gross margins, and cash flows.
     We sell and distribute prescription brands, medical devices and over-the-counter products. Each of these products competes with products produced by others to treat the same conditions. Several of our prescription products compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations try to encourage the use of these less expensive generic brands through their prescription benefits coverage and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of third party payors could cause us to lose market share or force us to reduce our gross margins in response.
     There are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and, if approved, the companies producing such products could charge less to doctors for their products.
ITEM 2: PROPERTIES
     Our office space in Scottsdale, Arizona has approximately 75,000 square feet under an amended lease agreement that expires in December 2010. The average annual expense under the amended lease agreement is approximately $2.1 million. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each.
     Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement that expires in February 2008.

     Rent expense was approximately $2.3 million, $2.1 million and $1.5 million for fiscal 2005, 2004 and 2003, respectively. We believe these properties are adequate for our current purposes and that additional space will be available if needed.
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
     On June 21, 2004, the United States International Trade Commission (“ITC”) instituted an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, at the request of Inamed. The investigation identified Medicis Aesthetics, Inc., a wholly owned subsidiary of our company, and Q-Med as respondents in the investigation regarding Inamed’s allegation of infringement of its U.S. Patent No. 4,803,075, dated February 7, 1989, by the dermal filler, RESTYLANE®. On September 16, 2004, Inamed moved to add our distributor, McKesson Corporation (“McKesson”), as a respondent. The motion was granted by the Administrative Law Judge (“ALJ”) and affirmed by the ITC during November 2004. Inamed also filed a parallel infringement action against us and Q-Med in the U.S. District Court of the Southern District of California regarding the same patent. Inamed amended its complaint to add McKesson as a party to this action as well. This action was stayed pending the outcome of the ITC investigation. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) and related transactions entered into by Medicis, Inamed and a wholly-owned subsidiary of Medicis on March 20, 2005, Inamed filed a motion to dismiss with prejudice Inamed’s patent infringement action. In addition, Inamed consented to the dismissal of the ITC matter, which has been granted and has been made final. As consideration for Inamed’s dismissal of the litigation against Medicis, Medicis agreed to pay Inamed $16.5 million if either the $70.0 million termination fee or the $10.0 million expense fee becomes payable by Medicis pursuant to Section 5.10(c) of the Merger Agreement or if the Merger Agreement is terminated because Medicis stockholders do not approve the issuance of shares pursuant to the Merger Agreement.
     The Company has provided documents in response to a government inquiry into the Company’s marketing and promotion of LOPROX® products to pediatricians. The Company is cooperating with the government in its investigation.
     We and certain of our subsidiaries are parties to other actions and proceedings incident to our businesses, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, it is the opinion of our management, based upon the information available at this time, the litigation is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial condition.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Description of Registrant’s Securities, Price Range of Common Stock and Dividends Declared
     Medicis’ Class A common stock trades on the New York Stock Exchange under the symbol “MRX”. The following table sets forth the high and low sale prices for our Class A common stock on the New York Stock Exchange for the fiscal periods indicated. Prices have been restated to reflect the 2 for 1 stock split effected in the form of a stock dividend that occurred on January 23, 2004:

			DIVIDENDS
	HIGH	LOW	DECLARED
FISCAL YEAR ENDED JUNE 30, 2005
First Quarter	$40.65	$32.85	$0.03
Second Quarter	41.00	34.64	0.03
Third Quarter	37.67	28.69	0.03
Fourth Quarter	31.97	26.80	0.03

FISCAL YEAR ENDED JUNE 30, 2004
First Quarter	$32.00	$27.27	$0.025
Second Quarter	36.01	27.81	0.025
Third Quarter	41.50	33.86	0.025
Fourth Quarter	45.26	38.45	0.025
     On September 7, 2005, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $34.48 per share. As of such date, there were approximately 229 holders of record of Class A common stock.
Dividend Policy
     Since the beginning of fiscal 2004, we have paid quarterly cash dividends aggregating approximately $11.9 million on our common stock. In addition, on June 15, 2005, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on July 29, 2005 to our stockholders of record at the close of business on July 1, 2005. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
     Our 1.5% Contingent Convertible Senior Notes due 2033 require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.
Recent Sales of Unregistered Securities
     None.
Equity Compensation Plan Information
     The following table provides information as of June 30, 2005 about compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans include our 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, in which all of our employees and directors are eligible to participate, and our 2002 Stock Option Plan, in which our employees are eligible to participate but our directors and officers may not participate.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by stockholders (1)	8,070,963	$26.05	2,117,072

Equity compensation plans not approved by stockholders (2)	5,577,415	$28.11	157,546

All plans	13,648,378	$26.89	2,274,618

(1)	Represents the 2004, 1998, 1996, 1995 and 1992 Stock Option Plans.

(2)	Represents the 2002 Stock Option Plan.
     As of September 7, 2005, there were 14,351,377 shares subject to issuance upon exercise of outstanding options under all of the Company’s stock option plans referred to above, at a weighted average exercise price of $27.16, and with a weighted average remaining life of 6.85 years. As of September 7, 2005, there were 1,165,166 shares available for future awards under all stock option plans.

ITEM 6: SELECTED FINANCIAL DATA
     The following selected consolidated financial data for the five-year period ended June 30, 2005 is derived from our audited consolidated financial statements and accompanying notes. The comparability of the years presented is impacted by certain product rights and business acquisitions and dispositions. All business acquisitions were accounted for under the purchase method and accordingly, the results of operations reflect the financial results of each business acquisition from the date of the acquisition. Certain business acquisitions resulted in the write-off of in-process research and development resulting from an independent valuation. Gross profit does not include amortization of the related intangibles. All share and per share data have been restated to reflect the 2 for 1 stock split effected in the form of a stock dividend that occurred on January 23, 2004.

	FISCAL YEAR ENDED JUNE 30,
	2005		2004	2003	2002		2001
	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$376,899		$303,722	$247,539	$212,807		$167,802
Gross profit (1)	321,452		257,116	209,279	177,042		137,105
Operating expenses:
Selling, general and administrative	135,154	(a)	118,253	91,648	77,314		59,508
Research and development	65,676	(b)	16,494 (c)	29,568 (d)	15,132	(e)	25,515	(f)
In-process research and development	—		—	—	6,217		—
Depreciation and amortization	22,350		16,794	10,125	7,928		8,261

Total operating expenses	223,180		151,541	131,341	106,591		93,284

Operating income	98,272		105,575	77,938	70,451		43,821
Other:
Net interest income (expense)	830		(758)	(278)	8,533		15,504
Loss on early extinguishment of debt	—		(58,660)	—	—		—
Income tax expense	(34,112)		(15,317)	(26,404)	(28,960)		(18,905)

Net income	$64,990		$30,840	$51,256	$50,024		$40,420

Basic net income per share	$1.18		$0.55	$0.94	$0.83		$0.67

Diluted net income per share	$1.01		$0.52	$0.84	$0.79		$0.64

Cash dividend declared per common share	$0.12		$0.10	$0.025	—		—

Basic common shares outstanding	55,196		55,618	54,376	60,536		60,268

Diluted common shares outstanding	70,909		72,481	70,191	63,828		63,388

(1) amounts exclude amortization of intangible assets related to acquired products	$19,620		$14,891	$9,166	$7,109		$7,587

(a)	Includes approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed, and approximately $1.3 million of professional fees related to research and development collaborations with aaiPharma, Ansata and Q-Med

(b)	Includes approximately $8.3 million paid to aaiPharma related to a research and development collaboration, $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQTM

(c)	Includes approximately $2.4 million paid to Dow for a research and development collaboration

(d)	Includes $14.2 million paid to Dow for a research and development collaboration and approximately $6.0 million paid to aaiPharma for a research and development collaboration

(e)	Includes $7.7 million paid to aaiPharma for a research and development collaboration

(f)	Includes $17.0 million paid to Corixa Corporation for a development, commercialization and licensing agreement

	JUNE 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$603,568	$634,040	$552,663	$577,576	$334,157
Working capital	600,070	666,743	576,781	611,259	358,468
Total assets	1,043,251	1,078,384	932,841	876,273	550,007
Long-term debt	453,065	453,067	400,000	400,000	—
Stockholders’ equity	486,346	555,303	461,121	429,059	503,453

	FISCAL YEAR ENDED JUNE 30,
	2005	2004	2003	2002	2001
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$129,981	$127,964	$84,667	$73,542	$71,120
Net cash provided by (used in) investing activities	140,487	(166,341)	(113,709)	(341,660)	(97,981)
Net cash (used in) provided by financing activities	(139,793)	40,621	(23,343)	254,938	12,548

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE SUMMARY
     We are a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the United States for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We offer a broad range of products addressing various conditions or aesthetics improvements, including dermal fillers, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
     Our current product lines are divided between the Dermatological and Non-dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-dermatological field represents products for the treatment of Asthma (until May 2004), Urea Cycle Disorder and contract revenue. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOSTM. The Non-dermatological product lines include AMMONUL®, BUPHENYL® and ORAPRED®. ORAPRED® was one of the Company’s core brands until it was licensed to BioMarin in May 2004. The Non-dermatological field also includes contract revenues associated with licensing and authorized generic agreements.
Key Aspects of Our Business
     We derive a majority of our prescription volume from our core prescription products. We believe that sales of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the United States on January 6, 2004, will continue to constitute a significant portion of our sales for the foreseeable future.
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

     We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production; underestimates may result in inadequate supply of our products in channels of distribution.
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
     As described in more detail below, the following significant events and transactions occurred during the fiscal year ended June 30, 2005, and affected our results of operations, our cash flows and our financial condition:
-	definitive merger agreement with Inamed;

-	FDA approval of VANOSTM and AMMONUL®;

-	amendment of strategic alliance with aaiPharma;

-	amendments of agreements with BioMarin;

-	license of proprietary peptide technology from Ansata;

-	repurchases of $150.0 million of Class A common stock;

-	license of product rights to Taro;

-	license of SubQTM from Q-Med; and

-	increase in amount of declared cash dividends.

Definitive Merger Agreement with Inamed
     On March 20, 2005, Medicis, a wholly-owned subsidiary of Medicis and Inamed entered into an Agreement and Plan of Merger. Inamed is a global healthcare company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity, and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity. Inamed’s common stock trades on the NASDAQ National Market under the symbol “IMDC.”
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
     During fiscal 2005, we incurred approximately $8.6 million of professional and other costs related to the transaction. The costs are included in other long-term assets in the accompanying consolidated balance sheets. Business integration costs related to the transaction, including the planning for and implementation of integration activities are being expensed as incurred. During the fourth quarter of fiscal 2005, we incurred approximately $5.3 million of business integration planning costs, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income. These costs were primarily consulting and other professional fees. We anticipate that we will continue to incur significant costs related to this transaction prior to and after closing.
     The discussions in this report relate to Medicis as a stand-alone entity and do not reflect the impact of the proposed merger with Inamed.
     The Agreement and Plan of Merger was filed with the Securities and Exchange Commission (“SEC”) by the Company as part of an 8-K filed on March 21, 2005.
FDA Approval of VANOSTM and AMMONUL®
     On February 11, 2005, the FDA approved our NDA for VANOSTM, a patented Class I corticosteroid indicated for the treatment of plaque-type psoriasis. VANOSTM is a patented corticosteroid formulation which embodies the heritage of another Medicis product, LIDEX®. The unique formulation of VANOSTM provides doctors and patients with the convenience of a new super high potency vehicle in the form of a cream for once or twice daily application. VANOSTM is patent protected until 2021.
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
Amendment of Strategic Alliance with aaiPharma
     On January 28, 2005, we amended our strategic alliance with aaiPharma previously initiated in June 2002 for the development, commercialization and license of a dermatologic product. The consummation of the amendment has not affected the timing of the development project. The amendment allowed for the immediate transfer of the work product, as defined under the agreement, as well as the product’s management and development, to us, and provides that aaiPharma will continue to assist us with the development of the product on a fee for services basis. We will have no future financial obligations to pay aaiPharma on the attainment of clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005 as part of the amendment and the assumption of all liabilities associated with the project.
     In addition to the amendment, we entered into a supply agreement with aaiPharma for the eventual manufacture of the product by aaiPharma under certain conditions. We have the right to qualify an alternate manufacturing facility, and aaiPharma agreed to assist us in obtaining these qualifications. Upon the approval of the alternate facility and approval of the product, we will pay aaiPharma approximately $1.0 million.
Amendments of Agreements with BioMarin
     On January 12, 2005, BioMarin and the Company entered into amendments to the Securities Purchase Agreement and License Agreement entered into on May 18, 2004, a Convertible Promissory Note (“Convertible Note”) and a Settlement and Mutual Release Agreement (collectively the “Agreements”). Under the terms of the Agreements, transaction payments from BioMarin to Medicis previously totaling $175 million were reduced to $159 million. Beginning with license payments relating to ORAPRED® to be made by BioMarin after July 2005, license payments totaling $93.0 million were reduced pro rata to $88.4 million. Consideration to be received by Medicis from BioMarin in 2009 for the option relating to the purchase of all outstanding shares of Ascent Pediatrics were reduced from $82.0 million to $70.6 million. Medicis will take full financial responsibility for contingent payments due to former Ascent Pediatric shareholders without the $5 million in offset payments that would have been paid by BioMarin to Medicis after July 1, 2005. Contingent payments are due to former Ascent Pediatric shareholders from Medicis only if revenue from Ascent Pediatric products exceeds certain thresholds. In addition, Medicis reimbursed BioMarin for actual returns, up to certain agreed-upon limits, of ORAPRED® finished goods received by BioMarin during the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.
     Additionally, based on the terms of the Agreements, Medicis has made available to BioMarin the ability to draw down on a Convertible Note up to $25 million beginning July 1, 2005. The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. As of September 7, 2005, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding. In conjunction with the Agreements, BioMarin and Medicis have entered into a Settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by the parties other than certain continuing obligations in accordance with the terms of the parties’ agreements.
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
     Ansata exploits its proprietary antimicrobial peptide technology platform to develop novel therapeutics for topical dermatologic indications. These peptides are an integral part of the body’s innate immune defense system and represent a new class of anti-infective drugs capable of combating multi-drug resistant pathogens. Ansata’s discovery program focuses on improving naturally occurring human antimicrobial peptides. Based on these efforts, Ansata has discovered, and is now developing, several molecules for the treatment of dermatologic diseases caused by infectious organisms.

     Based on Ansata’s proprietary discovery technology, its scientists have introduced specific and directed modifications into these naturally occurring peptides that have resulted in significant improvements in efficacy, stability and bioavailability. Ansata’s technologies enable the rapid identification of those peptides displaying enhanced activity, hence, shortening the time from research to clinic.
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
     Under the terms of the agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQTM for approximately $80.0 million, due as follows: approximately $30.0 million on July 15, 2004, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005; approximately $10.0 million upon completion of certain clinical milestones; approximately $20.0 million upon the satisfaction of certain defined regulatory milestones; and approximately $20.0 million upon United States launch of SubQTM. In addition, we incurred approximately $0.7 million of professional fees related to the completion of the agreement during the first quarter of fiscal 2005, which was included in selling, general and administrative expenses. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.
     SubQTM is comprised of the same NASHATM (non-animal stabilized hyaluronic acid) substance as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINESTM products with a larger gel particle size and is understood to have patent protection until at least 2015 in the United States.
     NASHATM is a trademark of Q-Med used under license.
Increase in Amount of Declared Cash Dividends
     During fiscal 2005, we declared four quarter-end cash dividends of $0.03 per issued and outstanding share of our Class A common stock. These quarter-end dividends represent a 20% increase as compared to our previous quarter-end dividends.

RESULTS OF OPERATIONS
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.
Percentage of Net Revenues

	FISCAL YEAR ENDED JUNE 30,
	2005***	2004**	2003*
Net revenues	100.0%	100.0%	100.0%
Gross profit	85.3	84.7	84.5
Operating expenses	59.2	49.9	53.1
Operating income	26.1	34.8	31.5
Interest income (expense), net	0.2	(0.2)	(0.1)
Loss on early extinguishment of debt	—	(19.3)	—

Income tax expense	(9.1)	(5.0)	(10.7)

Net income	17.2%	10.2%	20.7%

*	Included in operating expenses is $14.2 million in payments (5.7% of net revenues) to Dow for a research and development collaboration and a $6.0 million payment (2.4% of net revenues) to aaiPharma for a research and development collaboration.

**	Included in operating expenses is a $2.4 million payment (0.8% of net revenues) to Dow for a research and development collaboration.

***	Included in operating expenses is $5.3 million (1.4% of net revenues) of business integration planning costs related to the proposed merger with Inamed, $8.3 million (2.2% of net revenues) related to a research and development collaboration with aaiPharma, $5.5 million (1.5% of net revenues) related to our exclusive development and license agreement with Ansata for proprietary technology and $30.7 million (8.2% of net revenues) related to our exclusive license agreement with Q-Med for the development of SubQTM.
Fiscal Year Ended June 30, 2005 Compared To Fiscal Year Ended June 30, 2004
Net Revenues
     The following table sets forth the net revenues for the fiscal years ended June 30, 2005 (“fiscal 2005”) and June 30, 2004 (“fiscal 2004”), along with the percentage of net revenues for each of our product categories (dollar amounts in millions):

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Net revenues	$376.9	$303.7	$73.2	24.1%

	Fiscal 2005	Fiscal 2004	Change
Acne and acne-related dermatological products	29.5%	30.5%	(1.0)%
Non-acne dermatological products	47.1%	50.9%	(3.8)%
Non-dermatological products	23.4%	18.6%	4.8%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during fiscal 2005 primarily as a result of growth in sales of the PLEXION®, RESTYLANE® and VANOSTM products and an increase in contract revenue. Core brand revenues, which includes revenues associated with RESTYLANE®, DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, TRIAZ® and VANOSTM represented approximately $284.6 million, or approximately 75.5% of net revenues, during fiscal 2005, an increase of approximately 8.3%, compared to core brand revenues of approximately $262.7 million, or approximately 86.5% of net revenues, for fiscal 2004. Core brand revenues for fiscal 2004 included net revenues of ORAPRED®, which was licensed to BioMarin in May 2004. Net revenues associated with our Acne and acne-related dermatological products decreased as a percentage of net revenues, but increased in net dollars by 20.0% primarily due to an increase in PLEXION® net revenues due to the launch of PLEXION® Cleansing Cloths during the first quarter of fiscal 2005. Net revenues associated with our Non-acne dermatological products decreased as a percentage of net revenues, but increased in net dollars by 14.8% during fiscal 2005, primarily due to the launch of RESTYLANE® in the United States in January 2004 and the launch of VANOSTM in April 2005, partially offset by a decrease in LOPROX® net revenues due to increased competition from generic products launched during fiscal 2005. Net revenues associated with our Non-dermatological products increased as a percentage of net revenues primarily due to the increase in contract revenues associated with the outlicensing of the ORAPRED® and LUSTRA® brands, which was greater than the revenues generated by those products for the comparable period during fiscal 2004. Contract revenue during fiscal 2005 included fees derived from authorized generics launched on our behalf.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to acquired products is not included in gross profit. Amortization expense related to these intangibles for fiscal 2005 and fiscal 2004 was approximately $19.6 million and $14.9 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for fiscal 2005 and fiscal 2004, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Gross profit	$321.5	$257.1	$64.4	25.0%
% of net revenues	85.3%	84.7%
     The increase in gross profit during fiscal 2005 as compared to fiscal 2004 was due to the increase in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during fiscal 2005 as compared to during fiscal 2004, and an increase in contract revenue during fiscal 2005 as compared to during fiscal 2004.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for fiscal 2005 and fiscal 2004, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Selling, general and administrative	$135.2	$118.3	$16.9	14.3%
% of net revenues	35.9%	38.9%
     The increase in selling, general and administrative expenses from fiscal 2004 to fiscal 2005 was primarily attributable to incremental costs associated with RESTYLANE®, $5.3 million of business integration planning costs related to the proposed merger with Inamed and approximately $1.3 million of professional fees related to research and development collaborations. The decrease in selling, general and administrative expenses as a percentage of net revenues from fiscal 2004 to fiscal 2005 was due to net revenues during fiscal 2005 outpacing the increase in selling, general and administrative spending. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. During fiscal 2004, we incurred incremental costs associated with the establishment of a sales and marketing strategy for RESTYLANE®, prior to the commercial launch of the product.

Research and Development Expenses
     The following table sets forth our research and development expenses for fiscal 2005 and fiscal 2004 (dollar amounts in millions):

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Research and development	$65.7	$16.5	$49.2	298.2%
Charges included in research and development associated with research and development transactions	$43.3	$2.4	$40.9	1,686.2%
     Included in research and development expenses for fiscal 2005 was approximately $8.3 million related to the aaiPharma research and development collaboration, $30.0 million related to the SubQTM license agreement and $5.0 million related to the Ansata development and license agreement. See discussion of “Amendment of Strategic Alliance with aaiPharma,” “License of SubQTM from Q-Med” and “License of Proprietary Peptide Technology from Ansata” above. Included in research and development expenses for fiscal 2004 was a $2.4 million milestone payment under a license and development agreement with Dow for a patented dermatological product. Absent these charges, research and development expenses increased $8.3 million, or 59.2%, to $22.4 million during fiscal 2005 from $14.1 million during fiscal 2004. This increase was due to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during fiscal 2005 increased $5.5 million, or 33.1%, to $22.3 million from $16.8 million during fiscal 2004. This increase was primarily due to the amortization of expenses related to the $53.3 million and $19.4 million milestone payments made to Q-Med in December 2003 and May 2004, respectively, which are being amortized over the period from the date of payment through January 2018 and increased amortization related to certain intangible assets whose useful lives were determined to be shorter than originally estimated.
Interest Income
     Interest income during fiscal 2005 increased $1.5 million, or 14.1%, to $11.5 million from $10.0 million during fiscal 2004, primarily due to an increase in the rates achieved by our invested funds during fiscal 2005.
Interest Expense
     Interest expense during fiscal 2005 decreased $0.2 million, or 1.6%, to $10.6 million from $10.8 million during fiscal 2004. This decrease was due to the August 2003 exchange of a portion of our Old Notes, which accrue interest at 2.5% per annum, for our New Notes, which accrue interest at 1.5% per annum.
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal 2005 and fiscal 2004 (dollar amounts in millions):

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Income tax expense	$34.1	$15.3	$18.8	122.7%
Effective tax rate	34.4%	33.2%
     The increase in income tax expense from fiscal 2004 to fiscal 2005 was primarily due to the increase in pretax earnings over the same period. Excluding the loss on early extinguishment of debt in fiscal 2004, our adjusted effective tax rate for fiscal 2004 was 35%. The effective rate is lower than the expected combined federal and state income tax rates due primarily to tax-exempt interest income and contributions to charitable programs that receive favorable tax treatment. Our full year effective tax rate may increase in fiscal 2006 compared to our effective tax rate in fiscal 2005 due to expected changes in the mix of earnings, the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), and the expiration of the U.S. research and development tax credit, the latter of which is currently expected to sunset on December 31, 2005.
Fiscal Year Ended June 30, 2004 Compared To Fiscal Year Ended June 30, 2003
Net Revenues
     The following table sets forth the net revenues for the fiscal years ended June 30, 2004 (“fiscal 2004”) and June 30, 2003 (“fiscal 2003”), along with the percentage of net revenues for each of our product categories (dollar amounts in millions):

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

     The following table sets forth our gross profit for fiscal years 2004 and 2003, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

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
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for fiscal years 2004 and 2003, along with the percentage of net revenues represented by such selling, general and administrative expenses (dollar amounts in millions):

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
Research and Development Expenses
     The following table sets forth our research and development expenses for fiscal years 2004 and 2003 (dollar amounts in millions):

	Fiscal 2004	Fiscal 2003	$ Change	% Change
Research and development	$16.5	$29.6	$(13.1)	(44.2)%
Charges included in research and development associated with research and development transactions	2.4	20.2	(17.8)	(88.0)%
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
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal years 2004 and 2003 (dollar amounts in millions):

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

LIQUIDITY AND CAPITAL RESOURCES
Overview
     The following table highlights selected cash flow components for fiscal 2005 and fiscal 2004, and selected balance sheet components as of June 30, 2005 and June 30, 2004 (dollar amounts in millions):

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Cash provided by (used in):
Operating activities	$130.0	$128.0	$2.0	1.6%
Investing activities	140.5	(166.3)	306.8	184.5%
Financing activities	(139.8)	40.6	(180.4)	(444.1)%

	June 30, 2005	June 30, 2004	$ Change	% Change
Cash, cash equivalents, restricted cash and short-term investments	$603.6	$634.0	$(30.4)	(4.8)%
Working capital	600.1	666.7	(66.6)	(10.0)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
Working Capital
     Working capital as of June 30, 2005 and June 30, 2004 consisted of the following (dollar amounts in millions):

	June 30, 2005	June 30, 2004	$ Change	% Change
Cash, cash equivalents and short-term investments	$603.6	$634.0	$(30.4)	(4.8)%
Accounts receivable, net	47.2	47.9	(0.7)	(1.3)%
Inventories, net	20.7	19.5	1.2	5.9%
Deferred tax assets, net	11.0	14.1	(3.1)	(22.0)%
Other current assets	16.4	18.3	(1.9)	(10.3)%

Total current assets	698.9	733.8	(34.9)	(4.8)%

Accounts payable	30.8	13.9	16.9	121.6%
Short-term contract obligation	27.4	17.9	9.5	53.2%
Income taxes payable	10.2	0.7	9.5	1,337.3%
Other current liabilities	30.4	34.6	(4.2)	(12.2)%

Total current liabilities	98.8	67.1	31.7	47.3%

Working capital	$600.1	$666.7	$(66.6)	(10.0)%

     We had cash, cash equivalents and short-term investments of $603.6 million and working capital of $600.1 million at June 30, 2005, as compared to $634.0 million and $666.7 million, respectively, at June 30, 2004. The decreases were primarily due to $150.0 million of repurchases of our Class A common stock, $30.7 million paid in respect of the SubQTM license agreement during the first quarter of fiscal 2005 (including $0.7 million of related professional fees), $5.5 million paid in respect of the Ansata development and license agreement during the second quarter of fiscal 2005 (including $0.5 million of related professional fees) and $8.3 million paid in respect of the research and development collaboration with aaiPharma during the third quarter of fiscal 2005, partially offset by operating cash flow generated during fiscal 2005 and proceeds from the exercise of stock options received during fiscal 2005.
     Other than for requirements related to the Inamed transaction, management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale needs.
Operating Activities
     Net cash provided by operating activities during fiscal 2005 increased 1.6%, or $2.0 million, to $130.0 million from $128.0 million during fiscal 2004. Our operating cash flow for fiscal 2005 was generated principally by our net earnings, adjusted for non-cash charges including depreciation and amortization.
Investing Activities
     Net cash provided by investing activities during fiscal 2005 was $140.5 million, as compared to net cash used in investing activities during fiscal 2004 of $166.3 million. Net cash provided by investing activities during fiscal 2005 included net sales of available-for-sale investments of approximately $154.1 million, as compared to net purchases of available-for-sale investments of approximately $143.1 million during fiscal 2004. Net cash used in investing activities during fiscal 2004 included $84.1 million in payments for the purchase of product rights, including $72.7 million in milestone payments to Q-Med, as compared to $3.3 million in payments for the purchase of product rights during fiscal 2005.
     On December 12, 2003, the FDA approved RESTYLANE® for use in the United States, and a payment of $53.3 million was made to Q-Med upon the occurrence of this milestone. In May 2004, we paid $19.4 million to Q-Med as a result of certain cumulative commercial milestones being achieved. We will pay Q-Med approximately $29.1 million upon FDA approval of PERLANE®.
Financing Activities
     Net cash used in financing activities during fiscal 2005 was $139.8 million compared to net cash provided by financing activities of $40.6 million during fiscal 2004. The change is primarily attributable to the purchase of $150.0 million of treasury stock during fiscal 2005 while no cash was used to purchase treasury stock during fiscal 2004, as well as $16.6 million of proceeds from the exercise of stock options received during fiscal 2005, as compared to $51.4 million received during fiscal 2004.
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
     Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $98.8 million of current liabilities at June 30, 2005. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
     On March 20, 2005, Medicis entered into a Senior Secured Financing Commitment Letter with Deutsche Bank Trust Company Americas and Deutsche Securities Inc. (the “Letter”). Subject to the terms and conditions of the Letter, Deutsche Bank Trust Company Americas and Deutsche Securities Inc. have committed to provide

$650.0 million of senior secured financing to Medicis. The Letter provides that the committed financing would mature in seven years and bear interest at an adjustable rate plus LIBOR. The indebtedness would be guaranteed by the Medicis’ domestic subsidiaries and secured by all assets and stock owned by Medicis and its domestic subsidiaries. The Letter includes customary conditions to funding, including, without limitation, no material adverse change to the market for credit facilities similar in nature to the facility contemplated by the Letter that has had a material adverse effect on syndication, the absence of a material adverse effect on Inamed, certain ratings requirements, the accuracy of representations and warranties of the parties, and the absence of a material adverse effect on Inamed relating to the Securities and Exchange Commission’s investigation of Inamed as disclosed in Inamed’s Annual Report on Form 10-K for the year ended December 31, 2004. The Letter was entered into in connection with the acquisition and execution of the Agreement and Plan of Merger.
     We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005. The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. As of September 7, 2005, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
Repurchases of Common Stock
     In May 2003, our Board of Directors approved a new repurchase program that authorized the repurchase of up to $75.0 million of our common stock. This program provided for the repurchase of Class A common stock at such times as management determined. As of June 30, 2004, we had not repurchased any shares of our Class A common stock under this program. In August 2004, our Board of Directors approved a new program that replaced the May 2003 program, which authorized the repurchase of up to $150.0 million of our Class A common stock. During the first two quarters of fiscal 2005, we purchased a total of 3,921,086 shares of our Class A common stock in the open market at an average price of $38.25 per share, for an aggregate purchase price of approximately $150.0 million. As the purchase limit had been reached, the plan was terminated during the second quarter of fiscal 2005.
Dividends
     Since the beginning of fiscal 2004, we have paid quarterly cash dividends aggregating approximately $11.9 million on our common stock. In addition, on June 15, 2005, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on July 29, 2005 to our stockholders of record at the close of business on July 1, 2005. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Line of Credit
     We have a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by us, at our discretion, and is collateralized by certain short-term investments. Any outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2006. The agreement requires us to comply with certain covenants, including covenants relating to our financial condition and results of operations; we are in compliance with such covenants. We have not drawn on this credit facility.
Off-Balance Sheet Arrangements
     As of June 30, 2005, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations
     The following table summarizes our significant contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at June 30, 2005 or certain other purchase obligations as discussed below (in thousands):

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$453,065	$—	$—	$—	$453,065
Interest on long-term debt	233,422	8,488	16,975	16,975	190,984
Operating leases	11,661	2,112	4,204	4,276	1,069
Other purchase obligations and commitments	867	173	347	347	—

Total contractual obligations	$699,015	$10,773	$21,526	$21,598	$645,118

     Interest on long-term debt includes interest payable on our Old Notes and New Notes, assuming the Old Notes and New Notes will not have any redemptions or conversions into shares of our Class A common stock until their respective maturities in 2032 and 2033, but does not include any contingent interest. The amount of interest ultimately paid in future years could change if any of the Old Notes or New Notes are converted or redeemed and/or if contingent interest becomes payable if certain future criteria are met.
     Other purchase obligations and commitments include payments due under research and development and consulting contracts.
     We have committed to make potential future “milestone” payments to third-parties as part of certain product development and license agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement and timing of these milestones are not fixed or reasonably determinable, such contingencies have not been recorded on our consolidated balance sheets and are not included in the above table. The total amount of potential future milestone payments related to development and license agreements is approximately $115.1 million.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principals. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in this report. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our consolidated financial statements and are important in understanding our financial condition and results of operations.
Revenue Recognition
     Revenue from product sales is recognized primarily when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.
     We do not provide any forms of price protection to our wholesale customers and permit product returns if the product is damaged, or if it is returned within six months prior to expiration or up to 12 months after expiration. Our customers consist principally of financially viable wholesalers; so, revenue is recorded upon sale to the wholesaler, net of estimated provisions.
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
Items Deducted From Gross Revenue
     Provisions for estimates for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and other adjustments are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by us as our best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.
     Our accounting policies for revenue recognition have a significant impact on our reported results and rely on certain estimates that require complex and subjective judgment on the part of our management. If the levels of product returns and exchanges, cash discounts, chargebacks, managed care and Medicaid rebates and other adjustments fluctuate significantly and/or if our estimates do not adequately reserve for these reductions of gross product revenues, our reported net product revenues could be negatively affected.

     Product Returns and Exchanges
     We account for returns and exchanges of product in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” whereby an allowance is established based on our estimate of revenues recorded for which the related products are expected to be returned in the future. We determine our estimate of product returns and exchanges based on historical experience and other qualitative factors that could impact the level of future product returns and exchanges. These factors include estimated shelf life, competitive developments including introductions of generic products, product discontinuations and our introduction of new formulations of our products. Typically, these other factors that influence our allowance for product returns and exchanges do not change significantly from quarter to quarter. Historical experience and the other qualitative factors are assessed on a product-specific basis as part of our compilation of our estimate of future product returns and exchanges. Estimates for returns and exchanges of new products are based on historical experience of new products at various stages of their life cycle.
     Our actual experience and the qualitative factors that we use to determine the necessary allowance for future product returns and exchanges are susceptible to change based on unforeseen events and uncertainties. We review our allowance for product returns and exchanges quarterly to assess the trends being considered to estimate the allowance, and make changes to the allowance if necessary.
     Sales Discounts
     We offer cash discounts to our customers as an incentive for prompt payment, generally approximately 2% of the sales price. We account for cash discounts by establishing an allowance reducing accounts receivable by the full amount of the discounts expected to be taken by the customers.
     Contract Chargebacks
     We have agreements for contract pricing with several entities, whereby pricing on products is extended below wholesaler list price. These parties purchase products through wholesalers at the lower contract price, and the wholesalers charge the difference between their acquisition cost and the lower contract price back to us. We account for chargebacks by establishing an allowance reducing accounts receivable based on our estimate of chargeback claims attributable to a sale. We determine our estimate of chargebacks based on historical experience and changes to current contract prices. We also consider our claim processing lag time, and adjust the allowance periodically throughout each quarter to reflect actual experience.
     Total Allowances
     Accounts receivable are presented net of allowances related to the above provisions of approximately $19.1 million and $16.0 million at June 30, 2005 and June 30, 2004, respectively.
     Managed Care and Medicaid Rebates
     We establish and maintain reserves for amounts payable by us to managed care organizations and state Medicaid programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. The amounts estimated to be paid relating to products sold are recognized as deductions from gross revenue and as additions to accrued expenses at the time of sale based on our best estimate of the expected prescription fill rate to these managed care and state Medicaid patients, using historical experience adjusted to reflect known changes in the factors that impact such reserves, including changes in formulary status and contractual pricing.
     Accrued liabilities include reserves of approximately $5.4 million and $11.7 million at June 30, 2005 and June 30, 2004, respectively, for estimated managed care and Medicaid rebates. The decrease in the reserves from June 30, 2004 to June 30, 2005 is primarily due to the timing of payments.

     In addition to the significant items deducted from gross revenue described above, we deduct other items from gross revenue. For example, we offer consumer rebates on many of our products and a consumer loyalty program for our RESTYLANE® dermal filler product. We generally account for these other items deducted from gross revenue by establishing an accrual based on our estimate of the adjustments attributable to a sale. We generally base our estimates for the accrual of these items deducted from gross sales on historical experience and other relevant factors. We adjust our accruals periodically throughout each quarter based on actual experience and changes in other factors, if any.
     We believe that our allowances and accruals for items that are deducted from gross revenue are reasonable and appropriate based on current facts and circumstances. However, it is possible that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenue. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate. A five percent change in the expenses related to the allowances and accruals described above would lead to an approximate $5.9 million annual effect on our income before income tax expense, based on the amount of expense we recognized during fiscal 2005 related to the allowances and accruals described above.
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
     When we determine that the carrying value of goodwill and other identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow and, if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We are required to perform an annual impairment review, and more frequently under certain circumstances. Goodwill is subjected to this test during the fourth quarter of our fiscal year. The impairment review process compares the fair value of the reporting unit to its carrying value. If we determine through the impairment process that goodwill has been impaired, we will record the impairment charge in the statement of income. As of June 30, 2005, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
     As a result of our acquisitions, we included approximately $64.7 million and $55.1 million of goodwill on our consolidated balance sheets as of June 30, 2005 and June 30, 2004, respectively.
     As a result of our acquisitions of product rights and other identifiable intangible assets, we have included approximately $259.5 million and $276.0 million as net intangible assets on our consolidated balance sheets as of June 30, 2005 and June 30, 2004, respectively. Estimated amortization expense for other identifiable intangible assets as of June 30, 2005 is approximately $22.4 million for the fiscal year ended June 30, 2006, approximately $21.5 million for the fiscal years ended June 30, 207 and June 30, 2008, approximately $20.7 million for the fiscal year ended June 30, 2009, and approximately $16.4 million for the fiscal year ended June 30, 2010.
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
     Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at June 30, 2005. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
     Deferred income taxes are presented net of a valuation allowance of approximately $17.5 million as of June 30, 2005 and June 30, 2004. The valuation allowance relates to attributes acquired in the merger with Ascent that will not be realized based on the statutory limitations under the change in control provisions of the Internal Revenue Code.
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
     During fiscal years 2005, 2004 and 2003, we incurred and expensed approximately $44.6 million, $2.4 million and $20.2 million, respectively, of up-front or development milestone payments related to research and development collaborations. Of the $44.6 million expensed during fiscal 2005, approximately $1.3 million were professional fees incurred related to the completion of the collaboration agreements, and were included in selling, general and administrative expenses.
EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.
     At its meeting on September 30, 2004, the EITF reached a final consensus, EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), that the dilutive effect of contingently convertible instruments (“CoCo’s”) must be included in dilutive earnings per share regardless of whether the triggering contingency based on the market price of the issuer’s shares has been satisfied. This change in accounting principle was applied on a retroactive basis and required restatement of prior period dilutive earnings per share. This EITF issue is effective for all periods ending after December 15, 2004. The EITF issue resulted in an additional approximately 13.1 million shares of dilution to the Company’s diluted earnings per share calculation due to the Company’s $1.5% and 2.5% senior convertible debentures, which are CoCo’s.
     During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We currently account for stock options using the method prescribed in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) whereby stock options are granted at market price and no compensation cost is recognized, and disclose the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123. SFAS No. 123R, which is effective for us beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We have decided to adopt SFAS No. 123R using the modified prospective method and expect such adoption will have an unfavorable impact on our consolidated results of operations and net income per common share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.
     In October 2004, the FASB ratified the consensus reached by the EITF on Issue 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination”, EITF No. 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF No. 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF No. 04-1 requires that a settlement gain or loss should be measured as the lesser of a) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or b) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.
     EITF No. 04-1 is effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004. EITF No. 04-1 will apply to the merger with Inamed. The amount and timing of any such gains or losses the Company might record is dependent upon what the Company acquires and when the merger is consummated. The Company currently expects to record a charge of $16.5 million related to the settlement of certain litigation with Inamed.
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $425.8 million as of June 30, 2005, and $587.4 million as of June 30, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollars in thousands):
Interest Rate Sensitivity
Principal Amount by Expected Maturity as of June 30, 2005

	Financial instruments mature during fiscal year ended June 30,
	2006	2007		2008	2009	2010	Thereafter
Available-for-sale securities	$182,589		$68,358	$26,731	$1,493	$3,637	$142,975
Weighted-average yield rate	2.5%		3.0%	3.3%	2.6%	3.5%	3.2%

Contingent convertible senior notes due 2032	$—	$		$—	$—	$—	$169,155
Interest rate	—		—	—	—	—	2.5%
Contingent convertible senior notes due 2033	$—	$		$—	$—	$—	$283,910
Interest rate	—		—	—	—	—	1.5%
     Changes in interest rates do not affect interest expense incurred on our Contingent Convertible Senior Notes as the interest rates are fixed. We have not entered into derivative financial instruments. We have minimal operations outside of the United States and, accordingly, we have not been susceptible to significant risk from changes in foreign currencies.
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
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our financial statements and related financial statement schedule at June 30, 2005 and June 30, 2004 and for each of the three years in the period ended June 30, 2005 and the Independent Registered Public Accounting Firm’s Report thereon are contained on pages F-1 through F-33 and S-1 of this report on Form 10-K.

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
Management’s Report on Internal Control over Financial Reporting
     The management of Medicis Pharmaceutical Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2005. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of June 30, 2005.
     Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which is included in Item 15 of this Form 10-K.
ITEM 9B: OTHER INFORMATION
     The Stock Option and Compensation Committee of the Board of Directors of the Company (the “Committee”) employed a leading worldwide compensation consulting firm to advise the Committee on its Executive Compensation practices. Historically, the total cash compensation to executives has been appropriate as compared to its peers and a published survey but heavily weighted towards variable compensation or the bonus portion of the executives’ total cash compensation. As a result and upon the recommendation of the compensation consulting firm, the Committee increased the fiscal 2006 base salary portion of each executive’s total cash compensation package. The impact of this decision may yield a lower fiscal 2006 bonus than was received for fiscal 2005. A summary of compensation to executives of the Company approved by the Committee and not previously disclosed is as follows:
     Salaries for fiscal 2006 and bonuses for fiscal 2005

	Fiscal	Fiscal
Executive Name	2006 Salary	2005 Bonus
Jonah Shacknai	$1,020,000	$950,000
Richard J. Havens	448,000	435,000
Mark A. Prygocki, Sr.	496,000	455,000
Mitchell S. Wortzman, Ph. D.	380,800	290,000
     Additionally, the Committee approved the fiscal 2006 performance goals for the executives and the performance objectives for the Company as required by the Company’s performance incentive plan. Stockholders at the Company’s annual meeting on November 17, 2004 approved the incentive plan for executives.
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
     The information called for by each of Items 10, 11, 12, 13 and 14 is incorporated by reference to Medicis’ definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a)	Documents filed as a part of this Report
	(1)	Financial Statements:
		Index to consolidated financial statements	F-1
		Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
		Consolidated balance sheets at June 30, 2005 and 2004	F-4
		Consolidated statements of income for the years ended June 30, 2005, 2004 and 2003	F-6
		Consolidated statements of stockholders’ equity for the years ended June 30, 2005, 2004 and 2003	F-7
		Consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003	F-9
		Notes to consolidated financial statements	F-10
	(2)	Financial Statement Schedule:
		Schedule II - Valuation and Qualifying Accounts	S-1
This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits filed as part of this Report:

Exhibit No.		Description
2.1	-	Agreement of Merger by and between the Company, Medicis Acquisition Corporation and GenDerm Corporation, dated November 28, 1997 (11)

2.1 (a)	-	Agreement of Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

2.1 (b)	-	Agreement and Plan of Merger, dated as of March 20, 2005, by and among the Company, Masterpiece Acquisition Corp. and Inamed Corporation (24)

3.1	-	Certificate of Incorporation of the Company, as amended (23)

3.3 (a)	-	Amended and Restated By-Laws of the Company (13)

4.1	-	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (4)

4.1 (b)	-	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A. (9)

4.1 (c)	-	Amendment No. 3 to Rights Agreement, dated May 31, 2002, between the Company and Wells Fargo Bank Minnesota, N.A., as successor-in-interest to American Stock Transfer & Trust Company (18)

4.1 (d)	-	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(26)

4.1 (e)	-	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (23)

4.1 (f)	-	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (19)

4.1 (g)	-	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee (25)

4.2	-	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc. (19)

4.3	-	Form of specimen certificate representing Class A common stock (1)

10.1	-	Asset Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (23)

10.2	-	Securities Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

Exhibit No.		Description
10.3	-	License Agreement among the Company, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.8	-	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.9	-	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.9 (a)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.9 (b)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.20	-	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.21	-	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan (filed herewith)

10.30	-	Waiver Letter dated March 18, 2005 between the Company and Q-Med AB (filed herewith)

10.59	-	Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company (2)

10.70	-	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company (3)

10.72(a)	-	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.72(b)	-	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.72(c)	-	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.72(d)	-	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.72(e)		Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.72(f)	-	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (23)

10.73(a)	-	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.73(b)	-	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.73(c)	-	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.74(a)	-	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

10.74(b)	-	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.74(c)	-	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.75	-	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.76	-	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.89	-	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

Exhibit No.		Description
10.90	-	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.91	-	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.92	-	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

10.93	-	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.94	-	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)
10.95	-	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.96	-	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.97	-	Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.98		Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.99	-	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.99(a)	-	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.100	-	Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)

10.101	-	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.102	-	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.103	-	Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

12	-	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21.1	-	Subsidiaries (filed herewith)

23.1	-	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

24.1	-	Power of Attorney See signature page

31.1	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	-	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

99.1 (a)	-	Charter of the Nominating and Governance Committee of the Board of Directors of Medicis Pharmaceutical Corporation(22)

99.2	-	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent

Exhibit No.		Description
Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

99.2 (a)	-	Medicis Pharmaceutical Corporation Corporate Governance Guidelines(22)

99.3	-	Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(6)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(7)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(8)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the exhibit with the same number in the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(23)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 0-18443, previously filed with the SEC

(24)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-18443, previously filed with the SEC

(26)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005
(b)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

(c)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 12, 2005

MEDICIS PHARMACEUTICAL CORPORATION
By:	/s/ JONAH SHACKNAI

Jonah Shacknai
Chairman of the Board and Chief Executive Officer
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonah Shacknai and Mark A. Prygocki, Sr., or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 12, 2005
/s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr.	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)	September 12, 2005
/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	September 12, 2005
/s/ SPENCER DAVIDSON Spencer Davidson	Director	September 12, 2005
/s/ STUART DIAMOND Stuart Diamond	Director	September 12, 2005
/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq	Director	September 12, 2005
/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	September 12, 2005
/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	September 12, 2005
/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	September 12, 2005

MEDICIS PHARMACEUTICAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     As of June 30, 2004, the Company adopted Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. This change in accounting principle was applied retroactively and required restatement of diluted earnings per share for all periods presented. This is further discussed in Note 2 to the consolidated financial statements.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medicis Pharmaceutical Corporation’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
September 9, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Medicis Pharmaceutical Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Medicis Pharmaceutical Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medicis Pharmaceutical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Medicis Pharmaceutical Corporation maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medicis Pharmaceutical Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the June 30, 2005 consolidated financial statements of Medicis Pharmaceutical Corporation and subsidiaries and our report dated September 9, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
September 9, 2005

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	JUNE 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$177,785	$46,621
Short-term investments	425,783	587,419
Accounts receivable, less allowances:
2005: $19,073; 2004: $15,955	47,220	47,858
Inventories, net	20,701	19,540
Deferred tax assets, net	11,001	14,104
Other current assets	16,435	18,321

Total current assets	698,925	733,863

Property and equipment, net	6,143	5,842

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	326,780	324,345
Other intangible assets	4,507	3,647

	331,287	327,992
Less: accumulated amortization	71,749	51,961

Net intangible assets	259,538	276,031
Goodwill	64,672	55,113
Deferred financing costs, net	5,397	7,535
Other non-current assets	8,576	—

	$1,043,251	$1,078,384

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	JUNE 30,
	2005	2004
Liabilities
Current liabilities:
Accounts payable	$30,832	$13,912
Short-term contract obligation	27,407	17,891
Income taxes payable	10,236	712
Other current liabilities	30,379	34,605

Total current liabilities	98,854	67,120

Long-term liabilities:
Contingent convertible senior notes	453,065	453,067
Deferred tax liability, net	4,986	2,894

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 67,007,330 and 65,419,460 at June 30, 2005 and 2004, respectively	938	916
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 0 and 758,032 at June 30, 2005 and 2004, respectively	—	10
Additional paid-in capital	539,443	517,468
Accumulated other comprehensive income	(606)	(1,020)
Deferred compensation	(697)	(1,212)
Accumulated earnings	288,474	230,049
Less: Treasury stock, 12,620,554 and 8,681,468 shares at cost at June 30, 2005 and 2004, respectively	(341,206)	(190,908)

Total stockholders’ equity	486,346	555,303

	$1,043,251	$1,078,384

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	YEAR ENDED JUNE 30,
	2005	2004	2003
Net product revenues	$305,114	$291,607	$241,909
Net contract revenues	71,785	12,115	5,630

Net revenues	376,899	303,722	247,539

Cost of product revenue (1)	55,447	46,606	38,260

Gross profit	321,452	257,116	209,279

Operating costs and expenses:
Selling, general and administrative	135,154	118,253	91,648
Research and development	65,676	16,494	29,568
Depreciation and amortization	22,350	16,794	10,125

Operating costs and expenses	223,180	151,541	131,341

Operating income	98,272	105,575	77,938

Interest income	11,470	10,050	12,302
Interest expense	(10,640)	(10,808)	(12,580)
Loss on early extinguishment of debt	—	(58,660)	—

Income before income tax expense	99,102	46,157	77,660

Income tax expense	(34,112)	(15,317)	(26,404)

Net income	$64,990	$30,840	$51,256

Basic net income per common share	$1.18	$0.55	$0.94

Diluted net income per common share	$1.01	$0.52	$0.84

Cash dividend declared per common share	$0.12	$0.10	$0.025

Basic common shares outstanding	55,196	55,618	54,376

Diluted common shares outstanding	70,909	72,481	70,191

(1) amounts exclude amortization of intangible assets related to acquired products	$19,620	$14,891	$9,166
See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2002	61,552	$862	758	$10
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—
Comprehensive income
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation, net of cancellations	—	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—
Exercise of stock options	958	14	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2003	62,510	876	758	10
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—
Comprehensive income
Conversion of contingent convertible senior notes	—	—	—	—
Dividends declared	—	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—
Exercise of stock options	2,909	40	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at June 30, 2004	65,419	916	758	10
Comprehensive income:
Net income	—	—	—	—
Net unrealized losses on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—
Comprehensive income
Conversion of Class B common stock to Class A common stock	758	10	(758)	(10)
Conversion of contingent convertible senior notes	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation, net of cancellations	18	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—
Exercise of stock options	812	12	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2005	67,007	$938	—	$—

See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other			Treasury
Paid-In	Comprehensive	Deferred	Accumulated		Stock
Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total
$429,515	$790	$(2,094)	$154,923	(6,824)	$(154,947)	$429,059
—	—	—	51,256	—	—	51,256
—	1,396	—	—	—	—	1,396
—	214	—	—	—	—	214

						52,866
—	—	—	(1,362)	—	—	(1,362)
(2)	—	2	—	—	—	—
—	—	365	—	—	—	365
12,746	—	—	—	—	—	12,760
3,394	—	—	—	—	—	3,394
—	—	—	—	(1,858)	(35,961)	(35,961)

445,653	2,400	(1,727)	204,817	(8,682)	(190,908)	461,121
—	—	—	30,840	—	—	30,840
—	(3,452)	—	—	—	—	(3,452)
—	32	—	—	—	—	32

						27,420
6	—	—	—	—	—	6
—		—	(5,608)	—	—	(5,608)
—	—	515	—	—	—	515
51,393	—	—	—	—	—	51,433
20,416	—	—	—	—	—	20,416

517,468	(1,020)	(1,212)	230,049	(8,682)	(190,908)	555,303
—	—	—	64,990	—	—	64,990
—	(75)	—	—	—	—	(75)
—	489	—	—	—	—	489

—	—	—	—	—	—	65,404
—	—	—	—	—	—	—
2	—	—	—	—	—	2
—	—	—	(6,565)	—	—	(6,565)
298	—	—	—	(18)	(298)	—
—	—	515	—	—	—	515
16,571	—	—	—	—	—	16,583
5,104	—	—	—	—	—	5,104
—	—	—	—	(3,920)	(150,000)	(150,000)

$539,443	$(606)	$(697)	$288,474	(12,620)	$(341,206)	$486,346

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED JUNE 30,
	2005	2004	2003
Operating Activities:
Net income	$64,990	$30,840	$51,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,493	18,938	12,766
Loss (gain) on sale of property and equipment	52	(4)	—
Loss on sale of product rights	—	32	—
Loss (gain) on sale of available-for-sale investments	882	(599)	(380)
Amortization of deferred compensation	515	515	365
Deferred income tax expense (benefit)	5,369	(3,634)	8,879
Tax benefit from exercise of stock options	5,104	20,416	3,394
Provision for doubtful accounts and returns	3,118	1,050	5,321
Accretion of premium on investments	6,528	7,284	3,657
Loss on early extinguishment of debt	—	58,660	—
Changes in operating assets and liabilities :
Accounts receivable	(2,480)	2,753	(11,318)
Inventories	(1,160)	(5,535)	(2,050)
Other current assets	1,886	(1,472)	(378)
Accounts payable	15,580	(4,655)	4,553
Income taxes payable	9,524	232	(979)
Other current liabilities	(4,420)	3,143	9,581

Net cash provided by operating activities	129,981	127,964	84,667

Investing Activities:
Purchase of property and equipment	(2,913)	(4,594)	(1,367)
Proceeds from sale of property and equipment	—	131	—
Payment of direct merger costs	(7,454)	(633)	(1,511)
Payment for purchase of product rights	(3,296)	(84,116)	(81,727)
Proceeds from sale of product rights	—	12,100	—
Purchase of available-for-sale investments	(762,561)	(888,152)	(712,040)
Sale of available-for-sale investments	846,143	622,006	566,080
Maturity of available-for-sale investments	70,568	123,072	138,975
Decrease (increase) in restricted cash	—	53,837	(22,153)
Change in other assets	—	8	34

Net cash provided by (used in) investing activities	140,487	(166,341)	(113,709)

Financing Activities:
Payment of deferred financing costs	(6)	(5,276)	(142)
Payment of dividends	(6,370)	(5,536)	—
Purchase of treasury stock	(150,000)	—	(35,961)
Proceeds from the exercise of stock options	16,583	51,433	12,760

Net cash (used in) provided by financing activities	(139,793)	40,621	(23,343)

Effect of exchange rate on cash and cash equivalents	489	31	214

Net increase (decrease) in cash and cash equivalents	131,164	2,275	(52,171)
Cash and cash equivalents at beginning of year	46,621	44,346	96,517

Cash and cash equivalents at end of year	$177,785	$46,621	$44,346

     See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 1. NATURE OF BUSINESS
     Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is a leading specialty pharmaceutical company focusing primarily on the development and marketing of products in the United States for the treatment of dermatological, aesthetic and podiatric conditions. Medicis also markets products in Canada for the treatment of dermatological and aesthetic conditions. Medicis has built its business by executing a four-part growth strategy. This strategy consists of promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses.
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
     On March 20, 2005, the Company entered into an Agreement and Plan of Merger with Inamed Corporation (“Inamed”). Inamed is a global healthcare company whose current products include breast implants for aesthetic augmentation and for reconstructive surgery; a range of dermal products to treat facial wrinkles; and minimally invasive devices for obesity intervention, including the LAP-BAND® system for morbid obesity. The completion of the transaction is subject to several customary conditions, and it is currently anticipated that the closing of the transaction would occur by the end of calendar 2005. See Note 6.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
     At June 30, 2005, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Investments
     The Company’s debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. On an ongoing basis, the Company evaluated its debt securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment is established. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and interest and dividends on securities are included in interest income. The cost of securities sold is based upon the specific identification method.
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
     Inventories are as follows (amounts in thousands):

	JUNE 30,
	2005	2004
Raw materials	$5,283	$8,785
Finished goods	16,518	11,105
Valuation reserve	(1,100)	(350)

Total inventories	$20,701	$19,540

Property and Equipment
     Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following (amounts in thousands):

	JUNE 30,
	2005	2004
Furniture, fixtures and equipment	$9,377	$7,268
Leasehold improvements	1,989	2,018

	11,366	9,286
Less: accumulated depreciation	(5,223)	(3,444)

	$6,143	$5,842

     Total depreciation expense for property and equipment was approximately $2.6 million, $1.7 million and $0.9 million for the fiscal years ended June 30, 2005 (“fiscal 2005”), June 30, 2004 (“fiscal 2004”) and June 30, 2003 (“fiscal 2003”), respectively.
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
     When the Company determines that the carrying value of goodwill and other identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow, and if the amount is less than the asset’s value, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. Goodwill is subjected to this test during the fourth quarter of the Company’s fiscal year. The impairment review process compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income. As of June 30, 2005, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
     Goodwill was approximately $64.7 million as of June 30, 2005 and approximately $55.1 million as of June 30, 2004. The increase reflects the recording of the third year Contingent Payment related to the Company’s merger with Ascent Pediatrics, Inc. (“Ascent”) completed in 2001. See Note 10.
     Net other identifiable intangible assets subject to amortization were approximately $259.5 million and $276.0 million as of June 30, 2005 and 2004, respectively. The Company amortizes acquired other identifiable intangible assets over their expected useful lives, which range between five and 40 years. Total other identifiable intangible assets as of June 30, 2005 and 2004 were as follows (dollars in thousands):

		June 30, 2005			June 30, 2004
	Weighted		Accumulated			Accumulated
	Average Life	Gross	Amortization	Net	Gross	Amortization	Net
Related to product line acquisitions	22.1	$321,698	$(69,727)	$251,971	$319,263	$(50,724)	$268,539
Related to business combinations	7.5	5,082	(1,346)	3,736	5,082	(730)	4,352
Patents and trademarks	17.2	4,507	(676)	3,831	3,647	(507)	3,140

Total other identifiable intangible assets		$331,287	$(71,749)	$259,538	$327,992	$(51,961)	$276,031

     Total amortization expense for other identifiable intangible assets was approximately $19.8 million, $15.1 million and $9.2 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Estimated amortization expense for other identifiable intangible assets as of June 30, 2005 is approximately $22.4 million for the fiscal year ended June 30, 2006, approximately $21.5 million for the fiscal years ended June 30, 2007 and June 30, 2008, approximately $20.7 million for the fiscal year ended June 30, 2009, and approximately $16.4 million for the fiscal year ended June 30, 2010.
Deferred Financing Costs
     Deferred financing costs represent fees and other costs incurred in connection with the June 2002 issuance of the 2.5% Contingent Convertible Senior Notes Due 2032 and the August 2003 issuance of the 1.5% Contingent Convertible Senior Notes Due 2033. These costs are being amortized on a basis that approximates the effective interest method over the five-year period that ends on the initial Put date of the Notes. Accumulated amortization amounted to approximately $5.3 million as of June 30, 2005.
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
Other Current Liabilities
     Other current liabilities are as follows (amounts in thousands):

	JUNE 30,
	2005	2004
Accrued incentives	$9,505	$8,069
Deferred revenue	1,862	3,545
Managed care and Medicaid reserves	5,365	11,671
Other accrued expenses	13,647	11,320

	$30,379	$34,605

Revenue Recognition
     Revenue from product sales is recognized primarily when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for early payment discounts, and estimates for chargebacks, managed care and Medicaid rebates, damaged product returns, and exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.
     The Company enters into licensing arrangements with other parties whereby the Company receives contract revenue based on the terms of the agreement. The timing of revenue recognition is dependent on the level of the Company’s continuing involvement in the manufacture and delivery of licensed products. If the Company has continuing involvement, the revenue is deferred and recognized on a straight-line basis over the period of continuing involvement. In addition, if the licensing arrangements require no continuing involvement and payments are merely based on the passage of time, the Company assesses such payments for revenue recognition under the collectibility criteria of SAB 104. Direct costs related to contract acquisition and origination of licensing agreements are expensed as incurred.
     The Company does not provide any forms of price protection to its wholesale customers and permits product returns if the product is damaged, or if it is returned within six months prior to expiration or up to 12 months after expiration. The Company’s customers consist principally of financially viable wholesalers; so, revenue is recorded upon sale to the wholesaler, net of estimated provisions.
Advertising
     The Company expenses advertising as incurred. Advertising expenses for fiscal 2005, 2004 and 2003 were approximately $24.2 million, $22.5 million and $20.1 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.
Stock-Based Compensation
     As of June 30, 2005, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related Interpretations. Other than restricted stock, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The following table represents the effect on net income and earnings per share (shown in thousands, except for per share amounts) if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to share-based employee and director compensation. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	2005	2004	2003
Net income, as reported	$64,990	$30,840	$51,256
Deduct: Total stock-based employee compensation expense determined under fair value methods of all awards, net of related tax effects	21,813	17,078	18,056

Pro forma net income	$43,177	$13,762	$33,200
Earnings per common share:
Basic, as reported	$1.18	$0.55	$0.94
Basic, pro forma	$0.78	$0.25	$0.61
Diluted, as reported	$1.01	$0.52	$0.84
Diluted, pro forma	$0.70	$0.23	$0.59
     See Note 19 for further discussion of the Company’s stock-based employee compensation plans.
Shipping and Handling Costs
     Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for fiscal 2005, 2004 and 2003 were approximately $3.1 million, $3.1 million and $3.5 million, respectively.
Research and Development Costs and Accounting for Strategic Collaborations
     All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company may continue to make up-front, non-refundable payments to third parties for new technologies and for research and development work that has been completed. These up-front payments may be expensed at the time of payment depending on the nature of the payment made.
     The Company’s policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an ANDA or NDA available, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. In addition, if the Company acquires product rights that are in the development phase and as to which the Company has no assurance that the third party is required to perform additional research efforts, the Company expenses such payments.

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
Earnings Per Common Share
     Basic and diluted earnings per common share are calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Because the Company has Contingently Convertible Debt (see Note 13), diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net income per common share is calculated by adjusting net income for tax-effected net interest and issue costs on the Contingent Convertible Debt, divided by the weighted average number of common shares outstanding assuming conversion. The Company adopted EITF 04-8 during fiscal 2005, and prior periods have been restated to conform with the current year presentation (see Note 20).
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
Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end. The fair market value approximates $472.8 million at June 30, 2005.
Reclassifications
     Certain prior year amounts have been reclassified to conform with the current year presentation.
Recently Issued Accounting Pronouncements
     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.
     At its meeting on September 30, 2004, the EITF reached a final consensus, EITF No. 04-8, that the dilutive effect of contingently convertible instruments (“CoCo’s”) must be included in dilutive earnings per share regardless of whether the triggering contingency based on the market price of the issuer’s shares has been satisfied. This change in accounting principle was applied on a retroactive basis and required restatement of prior period dilutive earnings per share. This EITF issue is effective for all periods ending after December 15, 2004. The EITF issue resulted in an additional approximately 13.1 million shares of dilution to the Company’s diluted earnings per share calculation due to the Company’s $1.5% and 2.5% senior convertible debentures, which are CoCo’s.
     During December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company currently accounts for stock options using the method prescribed in APB Opinion No. 25 whereby stock options are granted at market price and no compensation cost is recognized, and discloses the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123. SFAS No. 123R, which is effective for the Company beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. The Company has decided to adopt SFAS No. 123R using the modified prospective method and expect the adoption of will have an unfavorable impact on our consolidated results of operations and net income per common share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.
     In October 2004, the FASB ratified the consensus reached by the EITF on Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, EITF No. 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF No. 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF No. 04-1 requires that a settlement gain or loss should be measured as the lesser of a) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or b) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.
     EITF No. 04-1 is effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004. EITF No. 04-1 will apply to the merger with Inamed. The amount and timing of any such gains or losses the Company might record is dependent upon what the Company acquires and when the merger is consummated. The Company currently expects to record a charge of $16.5 million related to the settlement of certain litigation with Inamed.

NOTE 3. CHANGE IN ESTIMATE
     Effective January 1, 2005, the Company changed the estimated useful life for certain intangible assets related to its merger with Ascent, based on management’s determination that these intangible assets appear to have shorter useful lives than originally estimated. There is no cumulative effect for this change. The effect of this change on net income for fiscal 2005 was to decrease net income by approximately $1.1 million or $0.02 per diluted common share.
NOTE 4: SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-dermatological field represents products for the treatment of Asthma (until May 2004), Urea Cycle Disorder and contract revenue. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOS™. The Non-dermatological product lines include AMMONUL®, BUPHENYL® and ORAPRED®. ORAPRED® was one of the Company’s core brands until it was licensed to BioMarin Pharmaceutical Inc. (“BioMarin”) in May 2004 (see Note 7). The Non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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

	Fiscal 2005	Fiscal 2004	Fiscal 2003
McKesson	51.2%	36.9%	20.2%
Cardinal	21.8%	23.8%	25.4%
Quality King	*	*	17.0%
AmerisourceBergen	*	*	15.5%

*	less than 10%
     McKesson is the sole distributor for the Company’s RESTYLANE® product, which was launched in January 2004.
     The percentage of net revenues for each of the product categories is as follows:

	FISCAL YEAR ENDED JUNE 30,
	2005	2004	2003
Acne and acne-related dermatological products	30%	30%	33%
Non-acne dermatological products	47	51	37
Non-dermatological products	23	19	30

Total net revenues	100%	100%	100%

NOTE 5. STRATEGIC COLLABORATIONS
     On June 26, 2002, Medicis entered into an exclusive strategic alliance with aaiPharma, Inc. (“aaiPharma”) for the development, commercialization and license of a key dermatologic product. Medicis made an initial payment of $7.7 million to aaiPharma during fiscal 2002, made a development milestone payment of $6.0 million to aaiPharma during fiscal 2003, and had potential additional payments to be made upon the successful completion of various development milestones. The $7.7 million initial payment and the $6.0 million development milestone payment were recorded as charges to research and development expense during fiscal 2002 and fiscal 2003, respectively. On January 28, 2005, the Company amended its strategic alliance with aaiPharma. The consummation of the amendment has not affected the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to Medicis, and provides that aaiPharma will continue to assist Medicis with the development of the product on a fee for services basis. Medicis will have no future financial obligations to pay aaiPharma on the attainment of clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005, as part of the amendment and the assumption of all liabilities associated with the project.
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
     On April 19, 1999, the Company acquired 100% of the common stock of Ucyclyd Pharma, Inc. (“Ucyclyd”), a privately held pharmaceutical company based in Baltimore, Maryland, for net cash of approximately $14.3 million. Ucyclyd’s primary products, BUPHENYL® and AMMONUL®, are indicated in the treatment of Urea Cycle Disorder. Under terms of the agreement, the Company paid $15.1 million on April 19, 1999, and paid an additional $5.7 million in contingent payments in April 2000. In November 2004, the Company paid $2.7 million to the former shareholders of Ucyclyd as the final contractual purchase price payment. This $2.7 million payment was recorded as an addition to the original Ucyclyd intangible asset in the Company’s consolidated balance sheets.
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
NOTE 6. DEFINITIVE MERGER AGREEMENT WITH INAMED
     On March 20, 2005, Medicis, a wholly-owned subsidiary of Medicis and Inamed entered into an Agreement and Plan of Merger. Inamed is a global healthcare company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity, and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity. Inamed’s common stock trades on the NASDAQ National Market under the symbol “IMDC.”
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
     During fiscal 2005, the Company incurred approximately $8.6 million of professional and other costs related to the transaction. The costs are included in other non-current assets in the accompanying consolidated balance sheets. Business integration costs related to the transaction, including the planning for and implementation of integration activities, are being expensed as incurred. During the fourth quarter of fiscal 2005, the Company incurred approximately $5.3 million of business integration planning costs, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income. These costs were primarily consulting and other professional fees.
     Restrictions in the merger agreement on solicitation generally prohibit the Company from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to its stockholders when compared to the terms and conditions of the merger with Inamed. If the merger is not completed, the Company may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the merger agreement is terminated, the Company, in certain specified circumstances, may be required to pay a termination fee of up to $70.0 million to Inamed. In addition, under certain circumstances, the Company may be required to pay Inamed an expense fee of $10.0 million. As consideration for Inamed’s dismissal of pending litigation against Medicis, the Company agreed to pay Inamed an aggregate of $16.5 million if either the $70.0 million termination fee or the $10.0 million expense fee becomes payable by Medicis or if the merger agreement is terminated because its stockholder approval is not obtained at the stockholders meeting relating to the merger.
     The Agreement and Plan of Merger was filed with the SEC by the Company as part of an 8-K filed on March 21, 2005.

NOTE 7. LICENSE OF ORAPRED® TO BIOMARIN
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
     Under terms of the agreements, BioMarin was to make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin was also to make payments of $2.5 million per quarter for six quarters beginning in July 2004 for reimbursement of certain contingent payments as discussed in Note 10. The license agreement will terminate in July 2009. At that time, based on certain conditions, BioMarin would have the option to purchase all outstanding shares of Ascent for approximately $82 million. The payment was to consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time. The Company was responsible for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin was responsible for paying the Company for future finished goods inventory delivered through June 30, 2005. As a result, the Company was required to recognize the first $60 million of license payments ratably through June 30, 2005. The license payments received after June 30, 2005 and the reimbursement of contingent payments will be recognized as revenue when all four criteria of SAB 104 have been met.
     As of the closing date of the transaction, BioMarin is responsible for all marketing and promotional efforts regarding the sale of ORAPRED®. As a result, Medicis no longer advertises or promotes any oral liquid prednisolone sodium phosphate solution product or any related line extension. During the term of the license agreement, Medicis will maintain ownership of the intellectual property and, consequently, will continue to amortize the related intangible assets. Payments received from BioMarin under the license agreement will be treated as contract revenue, which is included in net revenues in the consolidated statements of income.
     On January 12, 2005, BioMarin and the Company entered into amendments to the Securities Purchase Agreement and License Agreement entered into on May 18, 2004, a Convertible Promissory Note (“Convertible Note”) and a Settlement and Mutual Release Agreement (collectively the “Agreements”). Under the terms of the Agreements, transaction payments from BioMarin to Medicis previously totaling $175 million were reduced to $159 million. Beginning with license payments relating to ORAPRED® to be made by BioMarin after July 2005, license payments totaling $93 million were reduced pro rata to $88.4 million. Consideration to be received by Medicis from BioMarin in 2009 for the option relating to the purchase of all outstanding shares of Ascent Pediatrics were reduced from $82 million to $70.6 million. Medicis will take full financial responsibility for contingent payments due to former Ascent Pediatric shareholders without the $5 million in offset payments that would have been paid by BioMarin to Medicis after July 1, 2005. Contingent payments are due to former Ascent Pediatric shareholders from Medicis only if revenue from Ascent Pediatric products exceeds certain thresholds. In addition, Medicis reimbursed BioMarin for actual returns, up to certain agreed-upon limits, of ORAPRED® finished goods received by BioMarin during the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.
     Additionally, per the terms of the Agreements, Medicis has made available to BioMarin the ability to draw down on a Convertible Note up to $25 million beginning July 1, 2005. The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. No monies have been advanced to-date. In conjunction with the Agreements, BioMarin and Medicis have entered into a settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by the parties other than certain continuing obligations in accordance with the terms of the parties’ agreements. As of June 30, 2005, BioMarin had paid $70.0 million to Medicis under the license agreement, which represents all scheduled payments due through that date under the license agreement.
NOTE 8. ACQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP
     On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM. RESTYLANE® has been approved by the FDA for use in the United States. RESTYLANE®, PERLANETM and RESTYLANE FINE LINESTM have been approved for use in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, $19.4 million in May 2004 upon certain cumulative commercial milestones being achieved and will pay approximately $29.1 million upon FDA approval of PERLANETM. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.
NOTE 9. LICENSE AND SALE OF PRODUCTS TO TARO PHARMACEUTICAL INDUSTRIES, LTD.
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
     On January 14, 2003, Taro licensed with an option to purchase from Medicis four branded prescription product lines for sale in the U.S. and Puerto Rico. The license agreement was effective on January 14, 2003 and extended through June 1, 2004, after which Taro had the option to purchase the product lines. Medicis received quarterly license payments from Taro during the term of the agreement. Under terms of the agreement, Taro licensed from Medicis the following four brands: TOPICORT® (desoximetasone), a topical corticosteroid used for inflammatory skin diseases; A/T/S® (erythromycin), a topical antibiotic used in the treatment of acne; OVIDE® (malathion), a pediculicide used in the treatment of head lice; and PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections. Taro purchased the product lines at the end of the term of the agreement for $12.1 million. The carrying value of the intangible assets related to these products was written off as of the sale date, and a loss of approximately $32,000 was recognized during fiscal 2004 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company additionally incurred approximately $350,000 of professional fees related to the transaction.
NOTE 10. MERGER OF ASCENT PEDIATRICS, INC.
     As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period through November 15, 2006, subject to certain deductions and set-offs. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. During the quarter ended December 31, 2004, the threshold for the third year Contingent Payment was met, and approximately $9.6 million was recorded as an increase to goodwill and short-term contract obligation. A total of approximately $27.4 million is included in short-term contract obligation in the Company’s consolidated balance sheets as of June 30, 2005, representing the first three years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Part I, Item III of this Form 10-K.

NOTE 11. SHORT-TERM INVESTMENTS
     The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term investments consist of corporate and various government agency and municipal debt securities. Management classifies the Company’s short-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized when earned. The cost of security sold is calculated using the specific identification method. The following is a summary of available-for-sale securities at June 30, 2005 (amounts in thousands):

	JUNE 30, 2005
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$144,017	$20	$476	$143,561
Other debt securities	283,372	7	1,157	282,222

Total securities	$427,389	$27	$1,633	$425,783

	JUNE 30, 2004
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$123,848	$224	$360	$123,712
Other debt securities	465,070	164	1,527	463,707

Total securities	$588,918	$388	$1,887	$587,419

     During the years ended June 30, 2005 and 2004, the gross realized gains on sales of available-for-sale securities totaled $231,766 and $1,360,154, respectively, and the gross realized losses totaled $1,117,366 and $236,427 respectively. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during fiscal 2005 and fiscal 2004 on available-for-sale securities included in stockholders’ equity totaled $(75,721) and $(3,451,343), respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2005, by maturity, are shown below (amounts in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	JUNE 30, 2005
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$183,614	$182,589
Due after one year through five years	100,807	100,219
Due after five years through 10 years	1,750	1,750
Due after 10 years	141,218	141,225

	$427,389	$425,783

NOTE 12. DEBT AND OTHER LONG-TERM COMMITMENTS
     The Company has a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by the Company, at its discretion, and is collateralized by certain short-term investments. The outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2006. The agreement requires the Company to comply with certain covenants, including covenants relating to the Company’s financial condition and results of operation; we are in compliance with such covenants. The Company has not drawn on this credit facility.
     On March 20, 2005, the Company entered into a Senior Secured Financing Commitment Letter with Deutsche Bank Trust Company Americas and Deutsche Securities Inc. (the “Letter”). Subject to the terms and conditions of the Letter, Deutsche Bank Trust Company Americas and Deutsche Securities Inc. have committed to provide $650 million of senior secured financing to Medicis. The Letter provides that the committed financing would mature in seven years and bear interest at an adjustable rate plus LIBOR. The indebtedness would be guaranteed by the Medicis’ domestic subsidiaries and secured by all assets and stock owned by Medicis and its domestic subsidiaries. The Letter includes customary conditions to funding, including, without limitation, no material adverse change to the market for credit facilities similar in nature to the facility contemplated by the Letter that has had a material adverse effect on syndication, the absence of a material adverse effect on Inamed, certain ratings requirements, the accuracy of representations and warranties of the parties, and the absence of a material adverse effect on Inamed relating to the Securities and Exchange Commission’s investigation of Inamed as disclosed in Inamed’s Annual Report on Form 10-K for the year ended December 31, 2004. The Letter was entered into in connection with the acquisition and execution of the Agreement and Plan of Merger.
NOTE 13. CONTINGENT CONVERTIBLE SENIOR NOTES
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
     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. Both the New Notes and Old Notes are reported in aggregate on the Company’s consolidated balance sheets. During the first quarter of fiscal 2004, the Company recognized a loss on early extinguishment of debt totaling $58.7 million, consisting of a $53.1 million premium and a $5.6 million write-off of corresponding fees incurred in connection with the issuance of the Old Notes. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company is amortizing these costs over the five-year Put period, which runs through August 2008. The Put period runs from the date the New Notes were issued to the date the Company may redeem some or all of the New Notes.

     During the quarters ended December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the Holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ending December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The Holders of Old Notes had this conversion right only until March 31, 2005. During the quarters ended June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Occupancy Arrangements
     The Company presently occupies approximately 75,000 square feet of office space in Scottsdale, Arizona, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $2.3 million, $2.1 million and $1.5 million in fiscal 2005, 2004 and 2003, respectively. Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement that expires in February 2008.
     At June 30, 2005, approximate future lease payments under the operating lease are as follows (amounts in thousands):

YEAR ENDING JUNE 30,
2006	$2,112
2007	2,066
2008	2,138
2009	2,138
2010	2,138
Thereafter	1,069

$11,661

Research and Development and Consulting Contracts
     The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At June 30, 2005, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.
Litigation
     The Company and certain of its subsidiaries are parties to other actions and proceedings incident to their businesses, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property and claims that its products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, the litigation is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

NOTE 15. INCOME TAXES
     The provision for income taxes consists of the following (amounts in thousands):

	JUNE 30,
	2005	2004	2003
Current
Federal	$27,516	$15,831	$17,123
State	1,215	861	1,305
Foreign	156	109	14

	28,887	16,801	18,442

Deferred
Federal	4,456	(1,404)	7,532
State	787	(80)	430
Foreign	(18)	—	—

	5,225	(1,484)	7,962

Total	$34,112	$15,317	$26,404

     Current income tax expense does not reflect benefit of $5.1 million, $20.4 million and $3.4 million for the fiscal years ended June 30, 2005, 2004, and 2003, respectively, related to the vesting of restricted stock and exercise of employee stock options recorded directly to “Additional paid-in-capital” in the Company’s consolidated statements of stockholders’ equity.
     The reconciliations of the U.S. federal statutory rate to the combined effective tax rate are as follows:

	JUNE 30,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	1.4	1.1	1.5
Tax-exempt interest	(1.0)	(4.2)	(2.1)
Other	(1.0)	1.3	(0.4)

	34.4%	33.2%	34.0%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	JUNE 30,
	2005		2004
	Current	Long-term	Current	Long-term
Deferred tax assets:
Net operating loss carryforwards	$—	$23,161	$—	$25,691
Reserves and liabilities	10,415	—	10,390	—
Unrealized losses on securities	586	—	555	—
Research and development credits		1,246	—	1,920
Excess of net book value over tax basis of intangible assets	—	6,613	—	—
Charitable contributions, other	—	4,455	3,159	834
Valuation allowance	—	(17,473)	—	(17,492)

	11,001	18,002	14,104	10,953
Deferred tax liabilities:
Depreciation on property and equipment	—	(611)	—	(175)
Bond interest	—	(22,377)	—	(9,068)
Excess of net book value over tax basis of intangible assets	—	—	—	(4,604)

Net deferred tax assets (liabilities)	$11,001	$(4,986)	$14,104	$(2,894)

     At June 30, 2005, the Company has a federal net operating loss carryforward of approximately $66.2 million that begins expiring in varying amounts in the years 2008 through 2021 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $20.2 million of the $66.2 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.
     At June 30, 2005, the Company has a research and experimentation credit carryforward of approximately $1.3 million that begins expiring in varying amounts in the years 2008 through 2021 if not previously utilized. All of the research and experimentation credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and experimentation credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and experimentation credits.
     As a result of the limitations described above, the Company has recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and experimentation credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts estimated to be realized as of June 30, 2005 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.
     During fiscal 2004, the Internal Revenue Service issued Notice 2003-65 providing taxpayers additional guidance regarding the computations under Internal Revenue Code Section 382. The application of Notice 2003-65 to Ascent’s net operating losses resulted in an increase of $11.9 million in the Company's estimate of the initial recognition amount of Ascent's net operating losses it will utilize. As a result, the Company reclassified approximately $4.1 million from goodwill to deferred tax assets and the related valuation allowance to reflect the increased estimate of the income tax benefit it will realize from utilization of Ascent’s net operating loss carryforwards.
     The Company recorded a deferred tax asset of approximately $586,000 and $555,000 for fiscal years 2005 and 2004, respectively, relating to unrealized losses on available-for-sale securities presented in other comprehensive income in stockholders’ equity.
     During fiscal 2005, the Company made net tax payments of $13.9 million. The Company received net refunds of $3.7 million during fiscal 2004 and made tax payments of $16.7 million during fiscal 2003.
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2000. The Company and its consolidated subsidiaries are currently under examination for fiscal year ended 2003. The Company does not believe that the examination will have a material effect on the financial position of the Company. The Company continually assesses its tax filing positions and believes that an adequate provision for taxes has been made for all open years that may be subject to audit.
NOTE 16. STOCK TRANSACTIONS
     Class A common stock has one vote per share, and Class B common stock has 10 votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of the holder or, in some circumstances, may automatically be converted upon a vote of the Board of Directors and the Class B common stock shareholders.
     During September 2004, all 758,032 outstanding shares of the Company’s Class B common stock were exchanged for 758,032 shares of the Company’s Class A common stock. As of June 30, 2005, there were no shares of Class B common stock outstanding.

     During the three months ended December 31, 2004 and September 30, 2004, Medicis purchased 2,177,286 and 1,743,800 shares of its Class A common stock in the open market at an average price of $38.65 and $37.76 per share, respectively. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in August 2004. This program provided for the repurchase of up to $150.0 million of Class A common stock at such times as management determined. As of June 30, 2005, the Company had repurchased a total of approximately $150.0 million of Class A common stock pursuant to this program, all during the six months ended December 31, 2004. As the purchase limit had been reached, the plan was terminated.
     On January 2, 2004, the Company announced a 2 for 1 stock split in the form of a stock dividend payable on January 23, 2004 to stockholders of record at the close of business on January 12, 2004. All share and per share data have been restated to reflect the stock split effected in the form of a stock dividend.
     During fiscal 2003, Medicis purchased 1,856,600 shares of its Class A common stock in the open market at an average price of $19.37 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in May 1999. This program provided for the repurchase of up to $75 million of Class A common stock at such times as management determined. The Company had repurchased a total of approximately $50.2 million toward the $75 million before it was replaced by another plan in May 2003, when the Company’s Board of Directors approved a new program that authorized the repurchase of up to $75 million of its common stock. This plan was subsequently replaced by the August 2004 stock repurchase program.
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
     Amortization of deferred compensation was approximately $515,000 for fiscal years 2005 and 2004 and $365,000 for fiscal 2003, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company expects to record compensation expense related to deferred compensation of approximately $129,000 per quarter through September 30, 2006, and approximately $23,000 per quarter thereafter through March 31, 2008. Expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.
NOTE 18. DIVIDENDS DECLARED ON COMMON STOCK
     During fiscal 2005 and 2004, the Company paid quarterly cash dividends aggregating $6.4 and $5.5 million, respectively, on its common stock. In addition, on June 15, 2005, the Company declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on July 29, 2005 to stockholders of record at the close of business on July 1, 2005. The $1.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying consolidated balance sheets as of June 30, 2005. Prior to these dividends, the Company had not paid a cash dividend on our common stock. The Company has not adopted a dividend policy.

NOTE 19. STOCK OPTION PLANS
     As of June 30, 2005, the Company has six active Stock Option Plans (the 2004, 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). As of June 30, 2005, the 2004, 2002, 1998, 1996, 1995 and 1992 Plans had the following options outstanding: 0; 5,577,415; 5,021,302; 1,227,595; 1,282,968; and 539,098, respectively. Except for the 2002 Stock Option Plan, which only includes non-qualified incentive options, the Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Options are granted at the fair market value on the grant date. Options outstanding at June 30, 2005 vary in price from $6.06 to $39.04, with a weighted average exercise price of $26.89 as is set forth in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ 6.06 — $14.42	1,193,809	3.70	$11.27	1,193,809	$11.27
$14.50 — $18.33	2,310,364	6.86	$18.22	520,310	$17.84
$18.57 — $26.89	555,868	6.76	$23.41	322,728	$23.11
$26.90 — $26.95	1,857,074	6.05	$26.95	765,766	$26.95
$26.98 — $27.63	1,989,928	5.10	$27.63	1,505,918	$27.63
$27.70 — $29.13	139,310	7.52	$28.33	30,480	$28.26
$29.20 — $29.20	2,387,300	8.08	$29.20	285,746	$29.20
$29.25 — $36.06	501,325	7.09	$30.66	343,115	$30.27
$38.45 — $38.45	2,566,400	9.04	$38.45	0	$0.00
$39.04 — $39.04	147,000	9.25	$39.04	0	$0.00
     A summary of stock options granted within the Plans and related information for the years ended June 30, 2005, 2004 and 2003 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price
Balance at June 30, 2002	3,956,382	7,179,224	11,135,606	$21.08

Granted	12,340	3,476,376	3,488,716	$19.11
Exercised	(451,596)	(505,234)	(956,830)	$13.33
Terminated/expired	(310,664)	(575,236)	(885,900)	$22.32

Balance at June 30, 2003	3,206,462	9,575,130	12,781,592	$21.11

Granted	10,272	3,403,248	3,413,520	$29.32
Exercised	(1,383,395)	(1,526,179)	(2,909,574)	$17.68
Terminated/expired	(275,772)	(985,822)	(1,261,594)	$25.41

Balance at June 30, 2004	1,557,567	10,466,377	12,023,944	$23.82

Granted	—	2,795,890	2,795,890	$38.48
Exercised	(269,554)	(542,216)	(811,770)	$20.43
Terminated/expired	(62,896)	(296,790)	(359,686)	$28.82

Balance at June 30, 2005	1,225,117	12,423,261	13,648,378	$26.89

     Options exercisable under the Plans at June 30, 2005 were 4,967,872 with an average exercisable price of $22.55.

     Pro forma information regarding net income and net income per common share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair method of SFAS No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	0.3%	0.3%	0.3%
Expected stock price volatility	0.4	0.5	0.5
Risk-free interest rate	3.6%	3.3%	2.5%
Expected life options	5 Years	5 Years	5 Years
     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which, unlike options granted by the Company, have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from options traded on an exchange, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $11.66, $10.17 and $9.10 per share, respectively.

NOTE 20. NET INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	FISCAL YEAR ENDED JUNE 30,
	2005	2004	2003
BASIC

Net income	$64,990	$30,840	$51,256

Weighted average number of common shares outstanding	55,196	55,618	54,376

Basic net income per common share	$1.18	$0.55	$0.94

DILUTED

Net income	$64,990	$30,840	$51,256

Add:
Tax-effected interest expense and issue costs related to Old Notes	3,347	3,884	7,901
Tax-effected interest expense and issue costs related to New Notes	3,353	2,925	—

Net income assuming dilution	$71,690	$37,649	$59,157

Weighted average number of common shares	55,196	55,618	54,376

Effect of dilutive securities:
Old Notes	5,823	6,777	13,770
New Notes	7,325	6,446	—
Stock options and restricted stock	2,565	3,640	2,045

Weighted average number of common shares assuming dilution	70,909	72,481	70,191

Diluted net income per common share	$1.01	$0.52	$0.84

     Diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net income per share is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion. Prior year results have been restated to conform to EITF 04-8.
     The diluted net income per common share computation for 2005, 2004 and 2003 excludes 2,734,600, 5,393 and 3,098,163 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive.
NOTE 21. FINANCIAL INSTRUMENTS — CONCENTRATIONS OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

     The Company maintains cash, cash equivalents and short-term investments primarily with two financial institutions that invest funds in short-term, interest-bearing, investment-grade, marketable securities. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables. The Company generally places its investments with high-credit quality counterparties. Investments in debt securities with original maturities of greater than six months consist primarily of AAA rated financial instruments and counterparties. The Company’s investments are primarily in direct obligations of the United States government or its agencies and municipal auction-rate securities.
     At June 30, 2005 and 2004, three customers comprised approximately 86.3% and 88.8%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk existed at June 30, 2005.
NOTE 22. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of short-term investments approximates fair value because the longer-term instruments have interest rate reset features that regularly adjust to current market rates. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts. The fair value of capital lease obligations, long-term debt and lines of credit approximate their carrying value as they are estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.
NOTE 23. DEFINED CONTRIBUTION PLAN
     The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. Beginning in April 2002, the Company began matching employee contributions at 50% of the first 3% of basic compensation contributed by the participants, and during fiscal 2005 made a discretionary contribution to the plan. During fiscal 2005, 2004 and 2003, the Company recognized expense related to matching and discretionary contributions under the Contribution Plan of $803,000, $340,000 and $307,000, respectively.

NOTE 24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The table below lists the quarterly financial information for fiscal 2005 and 2004. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

	YEAR ENDED JUNE 30, 2005
	(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 2004(a)	DECEMBER 31, 2004(b)	MARCH 31, 2005(c)	JUNE 30, 2005(d)
Net revenues	$88,818	$92,349	$95,188	$100,544
Gross profit(1)	74,985	78,911	81,274	86,282
Net income	1,023	20,201	19,371	24,395
Basic net income per common share	$0.02	$0.37	$0.36	$0.45
Diluted net income per common share	$0.02	$0.31	$0.30	$0.38

	YEAR ENDED JUNE 30, 2004
	(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 2003	DECEMBER 31, 2003(e)	MARCH 31, 2004	JUNE 30, 2004
Net revenues	$63,295	$70,633	$81,839	$87,954
Gross profit(1)	53,114	59,396	68,721	75,885
Loss on early extinguishment of debt	(58,660)	—	—	—
Net (loss) income	(27,164)	13,627	20,671	23,705
Basic net (loss) income per common share	$(0.50)	$0.25	$0.37	$0.42
Diluted net (loss) income per common share	$(0.50)	$0.21	$0.31	$0.34

(1)	Gross profit does not include amortization of the related intangibles.

Quarterly results were impacted by the following items:

(a)	Operating expenses included approximately $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQ™, and approximately $0.7 million of professional fees related to the agreement.

(b)	Operating expenses included approximately $5.0 million paid to Ansata related to an exclusive development and license agreement, and approximately $0.5 million of professional fees related to the agreement.

(c)	Operating expenses included approximately $8.3 million paid to aaiPharma related to a research and development collaboration. Effective January 1, 2005, the Company changed the estimate useful life for certain intangible assets related to its merger with Ascent. This change increased amortization expense by approximately $0.8 million during the quarter ended March 31, 2005.

(d)	Operating expenses included approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed. Effective January 1, 2005, the Company changed the estimated useful life for certain intangible assets related to Ascent. This change increased amortization expense by approximately $0.8 million during the quarter ended June 30, 2005.

(e)	Operating expenses included approximately $2.4 million paid to Dow for a research and development collaboration.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to
	beginning of	costs and	Charged to other		Balance at end of
Description	year	expenses	accounts	Deductions	year

Year Ended June 30, 2005
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$15,955	$95,979	—	$(92,861)	$19,073

Year Ended June 30, 2004
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$15,079	$96,263	—	$(95,387)	$15,955

Year Ended June 30, 2003
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$10,628	$78,044	—	$(73,593)	$15,079
S-1

Exhibit Index

Exhibit
Number		Description
10.21	—	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan

10.30	—	Waiver Letter dated March 18, 2005 between the Company and Q-Med AB

12	—	Computation of Ratios of Earnings to Fixed Charges

21.1	—	Subsidiaries

23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	—	Power of Attorney (See signature page)

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002