Form 10-K/A
period 2005-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2005-10-28
CIK 859368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-18443
MEDICIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1574808

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8125 North Hayden Road, Scottsdale, Arizona	85258-2463

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (602) 808-8800
Securities registered pursuant to Section 12(b) of the Act: Class A common stock, $0.014 par value

New York Stock Exchange	Preference Share Purchase Rights

(Name of each exchange on which registered)	(Title of each Class)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting stock held on December 31, 2004 by non-affiliates of the registrant was $1,220,251,877, based on the closing price of $35.11 per share as reported on the New York Stock Exchange on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of October 25, 2005, there were 54,390,026 outstanding shares of Class A common stock.

PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11: EXECUTIVE COMPENSATION
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-10.22
EX-10.23
EX-10.24
EX-10.5
EX-10.26
Ex-31.1
Ex-31.2

EXPLANATORY NOTE
     The undersigned registrant hereby amends in their entirety the following portions of its Annual Report for the fiscal year ended June 30, 2005 on Form 10-K: Part III, and Sections (a)(3) and (b) contained in Item 15 of Part IV as set forth in the pages attached hereto.
     This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendments described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following biographical information is furnished with regard to the directors and the executive officers of the Company as of October 25, 2005:

			Director	Term
Name	Age	Position	Since	Expires

Jonah Shacknai (1)	48	Chairman and Chief Executive Officer, Director	1988	2007
Arthur G. Altschul, Jr.(2) (4)	41	Director	1992	2006
Spencer Davidson (1) (3) (4)	63	Director	1999	2005
Stuart Diamond (2)	45	Director	2002	2005
Peter S. Knight, Esq.(3)	54	Director	1997	2005
Michael A. Pietrangelo (1) (3)	63	Director	1990	2007
Philip S. Schein, M.D.(2) (4)	66	Director	1990	2006
Lottie H. Shackelford (4)	64	Director	1993	2007
Richard J. Havens	55	Executive Vice President, Sales and Marketing	N/A	N/A
Mark A. Prygocki, Sr.	39	Executive Vice President, Chief Financial Officer,	N/A	N/A
		Corporate Secretary and Treasurer

Mitchell S. Wortzman, Ph.D.	55	Executive Vice President and Chief Scientific Officer	N/A	N/A

(1)	Member of the Executive Committee of the Board

(2)	Member of the Audit Committee of the Board

(3)	Member of the Stock Option and Compensation Committee of the Board

(4)	Member of the Nominating and Governance Committee of the Board
     Jonah Shacknai, founder, has been Chairman and Chief Executive Officer of Medicis Pharmaceutical Corporation since 1988. From 1977 until late 1982, Mr. Shacknai served as chief aide to the House of Representatives’ committee with responsibility for health policy, and in other senior legislative positions. During his service with the House of Representatives, Mr. Shacknai drafted significant legislation affecting health care, environmental protection, science policy, and consumer protection. He was also a member of the Commission on the Federal Drug Approval Process, and the National Council on Drugs. From 1982 to 1988, as senior partner in the law firm of Royer, Shacknai, and Mehle, Mr. Shacknai represented over 30 multinational pharmaceutical and medical device concerns, as well as four major industry trade associations. Mr. Shacknai also served in an executive capacity with Key Pharmaceuticals, Inc., prior to its acquisition by Schering-Plough Corporation. Mr. Shacknai is currently president and director of the Whispering Hope Ranch Foundation, a ranch centered around special needs children, and is an honorary director of Delta Society, a public service organization promoting animal-human bonds. He is also a director of the Southwest Autism Research & Resource Center and a member of the Board of Trustees of the National Public Radio Foundation. In November 1999, Mr. Shacknai was selected to serve a three-year term on the Listed Company Advisory Committee to the New York Stock Exchange (LCAC). The LCAC was created in 1976 by the New York Stock Exchange board to address issues that are of critical importance to the Exchange and the corporate community. In May 2002, Mr. Shacknai was honored with a Doctorate of Humane Letters by the NYCPM (affiliate of Columbia University College of Physicians & Surgeons), and in the Fall of 2001, he received the national award from the Freedoms Foundation at Valley Forge®. In January 2000, Mr. Shacknai was selected as Entrepreneurial Fellow at the Karl Eller Center of the University of Arizona. In 1997, he received the Arizona Entrepreneur of the Year award, and was one of three finalists for U.S. Entrepreneur of the Year. Mr. Shacknai has served as a member of the National Arthritis and Musculoskeletal and Skin Diseases Advisory Council of the

National Institutes of Health, and on the U.S.-Israel Science and Technology Commission, both federal cabinet-appointed positions. Mr. Shacknai obtained a B.S. degree from Colgate University and a J.D. from Georgetown University Law Center.
     Arthur G. Altschul, Jr. has been a director since December 1992. He has worked in money management, investment banking and as a member of senior management of a publicly-traded health care concern. Mr. Altschul is a founder and a Managing Member of Diaz & Altschul Capital Management, LLC, a private investment advisory firm, a position he has held since 1996. From 1992 to 1996, Mr. Altschul worked at SUGEN, Inc., a biopharmaceutical firm. Prior to 1992, Mr. Altschul worked in the Equity and Fixed Income Trading departments at Goldman, Sachs & Co., was a founding limited partner of The Maximus Fund, LP, and worked in the Equity Research department at Morgan Stanley & Company. Mr. Altschul serves on the Board of Directors of General American Investors, Inc., a New York Stock Exchange-traded closed-end investment company; Delta Opportunity Fund, Ltd., an investment fund which invests primarily in the healthcare industry; Medrium, Inc., a provider of automated medical billing solutions; and other private ventures. He also serves as a director of The Overbrook Foundation, a trustee of The Neurosciences Research Foundation, Inc. and as a trustee of the National Public Radio Foundation. Mr. Altschul holds a B.S. from Columbia University in Computer Science.
     Spencer Davidson has been a director since January 1999. Since 1994, Mr. Davidson has served as President, Chief Executive Officer and a director of General American Investors Company, Inc., a closed-end investment company listed on the New York Stock Exchange (NYSE:GAM). His background also includes a distinguished career on Wall Street with positions held at Brown Brothers Harriman; Beck, Mack & Oliver, investment counselors, where he served as General Partner; and Odyssey Partners, a private investment firm, where he served as Fund Manager. Additionally, Mr. Davidson currently serves as the General Partner of The Hudson Partnership, a private investment partnership, and serves as Trustee for both the Innisfree Foundation, Inc. of Millbrook, New York, and the Neurosciences Research Foundation, Inc. of San Diego, California. A graduate of City College and Columbia University, Mr. Davidson holds an M.B.A., a C.F.A. and a C.I.C.
     Stuart Diamond has been a director since November 2002. He has served as worldwide Chief Financial Officer for Ogilvy Healthworld (formerly Healthworld Corporation), a division of Ogilvy & Mather, a division of WPP Group Plc, a London Stock Exchange-listed company, since January 2005, and he served as Chief Financial Officer of Healthworld Communications Group, a division of WPP Group Plc, a London Stock Exchange-listed company, from August 2003 until January 2005. He served as Chief Financial Officer of the Americas Region of the Bates Group and of Healthworld Corporation, divisions of Cordiant Communications, a London Stock Exchange-listed company, from October 2002 to August 2003. He served as Chief Financial Officer of Healthworld Corporation, a division of Cordiant Communications Group plc from March 2000 to October 2002. He served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Healthworld Corporation, a publicly-owned pharmaceutical advertising agency, from August 1997 to March 2000. Mr. Diamond was the Vice President-Controller of the Licensing Division of Calvin Klein, Inc., an apparel company, from April 1996 to August 1997. Mr. Diamond served as Chief Financial Officer of Medicis from 1990 until 1995.
     Peter S. Knight, Esq. has been a director since June 1997. Since August 2004, Mr. Knight has served as President of Generation Investment Management, US, a London-based investment firm focusing on global equities and sustainability. From September 2001 to December 2003, Mr. Knight was a Managing Director of MetWest Financial, a Los Angeles-based financial services company. From 1999 until 2001, Mr. Knight served as President of Sage Venture Partners, overseeing technology and bio-technology investments. Mr. Knight started his career with the Antitrust Division of the Department of Justice. From 1977 to 1989, Mr. Knight served as Chief of Staff to Al Gore when Mr. Gore was a member of the U.S. House of Representatives and later the U.S. Senate. Mr. Knight served as the General Counsel of Medicis from 1989 to 1991, and then established his law practice representing numerous Fortune 500 companies as named partner in Wunder, Knight, a Washington, D.C. law firm. Mr. Knight has held senior positions on the last four presidential campaigns, including serving as the campaign manager for the successful 1996 re-election of President Clinton. Mr. Knight currently serves as a director of EntreMed, a NASDAQ listed clinical stage pharmaceutical company, and PAR Pharmaceutical Companies, Inc., a NYSE listed developer, manufacturer and distributor of generic pharmaceuticals. He is also a director of Schroders’ mutual fund and hedge fund family, a member of the board of Duke University’s Terry Sanford Institute of Public Policy, and a

member of the Cornell University Council. He holds a B.A. degree from Cornell University and a J.D. degree from Georgetown University Law Center.
     Michael A. Pietrangelo has been a director since October 1990. Since 1998, Mr. Pietrangelo has practiced law at Pietrangelo Cook PLC, based in Memphis, Tennessee. From November 1997 until September 30, 2005, Mr. Pietrangelo also served as a consultant to the Company in areas relating to the pharmaceutical industry. Admitted to the bar in New York, Tennessee and the District of Columbia, he was an attorney with the Federal Trade Commission from 1967 to 1968, and later for Pfizer, Inc., from 1968 to 1972. Mr. Pietrangelo then joined Schering-Plough Corporation in Memphis, Tennessee in 1972, first as Legal Director and as Associate General Counsel. During that time, he was also appointed Visiting Professor of Law by the University of Tennessee and University of Mississippi School of Pharmacy. In 1980, Mr. Pietrangelo left corporate law and focused on consumer products management, serving in a variety of executive positions at Schering-Plough Corporation prior to being named President of the Personal Care Products Group in 1985. In 1989, he was asked to join Western Publishing Group as President and Chief Operating Officer. From 1990 to 1994, Mr. Pietrangelo was the President and Chief Executive Officer of CLEO, Inc., a Memphis-based subsidiary of Gibson Greetings, Inc., a manufacturer of specialized paper products. From 1994 until 1998, he served as President of Johnson Products Company, a subsidiary of IVAX Corporation. Mr. Pietrangelo also serves on the board of directors of R.A.B. Holdings, Inc., a private manufacturer and distributor of food products and of the American Parkinson Disease Association, a not-for-profit organization.
     Philip S. Schein, M.D. has been a director since October 1990. Since 2002, Dr. Schein has served as Visiting Professor in Cancer Pharmacology, Oxford University; and since 1999 as President of The Schein Group, a consulting service to the pharmaceutical industry. Dr. Schein was the Founder, Chairman and Chief Executive Officer of U.S. Bioscience, Inc., a publicly-held pharmaceutical company involved in the development and marketing of chemotherapeutic agents, from 1987 to 1998. His prior appointments included Scientific Director of the Vincent T. Lombardi Cancer Research Center at Georgetown University; Vice President for Worldwide Clinical Research and Development, SmithKline and French Labs; and Senior Investigator and Head of the Clinical Pharmacology Section at the National Cancer Institute. He has served as President of the American Society of Clinical Oncology and has chaired the Food and Drug Administration Oncology Drugs Advisory Committee. Dr. Schein was appointed to the National Cancer Advisory Board by President Clinton. Dr. Schein currently serves on the board of directors of Targent Pharmaceuticals, Inc., a private specialty pharmaceutical company focused on the development and marketing of chemotherapeutic agents.
     Lottie H. Shackelford has been a director since July 1993. Ms. Shackelford has been Executive Vice President of Global USA, Inc., a government relations firm, since April 1994, and has been Vice Chair of the Democratic National Committee since February 1989. Ms. Shackelford was Executive Vice President of U.S. Strategies, Inc., a government relations firm, from April 1993 to April 1994. She was also Co-Director of Intergovernmental Affairs for the Clinton/Gore presidential transition team between November 1992 and March 1993; Deputy Campaign Manager of Clinton for President from February 1992 to November 1992; and Executive Director, Arkansas Regional Minority Purchasing Council, from February 1982 to January 1992. In addition, Ms. Shackelford has served in various local government positions, including Mayor of Little Rock, Arkansas. She also is a former director of Philander Smith College, the Chapman Funds in Baltimore, Maryland, and the Overseas Private Investment Corporation.
     Richard J. Havens has served as Executive Vice President, Sales & Marketing since January 2001, and as Senior Vice President, Sales and Marketing for the Company from January 1999 to 2001. From 1982 to 1998, he was a senior marketing executive for Aventis (formerly Rhone-Poulenc Rorer Company), most recently in its dermatological division, Dermik Laboratories. Mr. Havens also held various sales positions with Warner-Lambert Company from 1974 to 1981. He is a member of the Dermatology Foundation Leaders Society, an affiliate member of the North American Clinical Dermatologic Society Inc., an adjunct member of the American Academy of Dermatology Association, a member of the American Society for Dermatologic Surgery Industry Advisory Council, and a member of The Industry Board of American Academy of Cosmetic Surgery.

     Mark A. Prygocki, Sr. has been with Medicis since October 1991. He has served as Chief Financial Officer, Corporate Secretary and Treasurer since May 1995, and was also appointed as Executive Vice President in January 2001. From October 1991 to May 1995, he served as Controller. Prior to his employment at Medicis, Mr. Prygocki was employed by Salomon Smith Barney, Inc., an investment banking firm, and spent several years in the audit department of Ernst & Young LLP. Mr. Prygocki is a member of the Financial Executive Institute and is certified by the Arizona State Board of Accountancy and the New York Society of CPAs. Mr. Prygocki serves on the Boards of Whispering Hope Ranch Foundation and Visions of Hope, Inc., non-profit organizations that conduct programs for children with special medical needs.
     Mitchell S. Wortzman, Ph.D. has served as Executive Vice President and Chief Scientific Officer since July 2003, and as Executive Vice President, Research & Development from January 2001 to July 2003. Dr. Wortzman served as Senior Vice President, Research and Development for Medicis from August 1997 to 2001. From 1980 to 1997, Dr. Wortzman was employed at Neutrogena Corporation, most recently serving as President of the Dermatologics Division since 1989. Dr. Wortzman is a member of The Society of Investigative Dermatology, the Pacific Dermatology Association, and the Society of Cosmetic Chemists. He is an affiliate member of the American Academy of Dermatology and a member of the Dermatology Foundation (Annenberg Circle).
Code of Ethics
     The Company has adopted a code of ethics for its employees and directors that complies with Securities and Exchange Commission (“SEC”) regulation and New York Stock Exchange listing standards. This code of ethics is available in the corporate governance section of the Company’s website at www.medicis.com. The Company intends to timely disclose any amendments to or waivers of certain provisions of the Company’s Code of Ethics applicable to the Company’s principal executive officer, principal financial officers, principal accounting officer, controller and other senior financial officers on the Company’s website at www.medicis.com.
Audit Committee
     The Company has a standing Audit Committee. Mr. Stuart Diamond (Chairman), Mr. Michael A. Pietrangelo and Dr. Philip S. Schein were members of the Audit Committee in fiscal 2005.
     On October 20, 2005, the Company notified the New York Stock Exchange (“NYSE”) that for the period from November 17, 2004 through October 6, 2005 the Audit Committee did not satisfy the requirements of Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual (the “Manual”). These Sections of the Manual, which the Company became subject to effective November 17, 2004, require that the Company’s Audit Committee have three members that satisfy the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934. Among other things, Rule 10A-3 requires that no member of the Audit Committee receive any consulting, advisory or other compensatory fees from the Company. Because of a consulting arrangement (described in Director Compensation below), which was terminated effective September 30, 2005, between the Company and Michael A. Pietrangelo, a member of the Company’s Audit Committee from December 2, 2003 through October 6, 2005, the Company’s Audit Committee was not in compliance with Sections 303A.06 and 303A.07 of the Manual from November 17, 2004 through October 6, 2005.
     In order to correct such noncompliance, effective October 6, 2005, Mr. Pietrangelo resigned from the Company’s Audit Committee. On October 9, 2005, the Company’s Board of Directors appointed Arthur G. Altschul, Jr. as a member of the Audit Committee of the Company’s Board of Directors. As a result of Mr. Altschul’s appointment, the Company’s Audit Committee is now fully compliant with all of the NYSE listing standards.
     The Board of Directors has determined that all audit committee members are financially literate under the current listing standards of the NYSE. The Board also determined that Mr. Stuart Diamond qualifies as an “audit committee financial expert” as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002 and is independent as required by SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Based solely on a review of copies of such forms received with respect to fiscal year 2005 and the written representations received from certain reporting persons that no other reports were required, the Company believes that all directors, executive officers and persons who own more that 10% of the Company’s Class A common stock have complied with the reporting requirements of Section 16(a).
ITEM 11: EXECUTIVE COMPENSATION
     This table shows the annual compensation and long-term compensation earned or paid for services rendered in all capacities to the Company during each of the three most recent fiscal years for Medicis’ chief executive officer and the other executive officers whose salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2005.
Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
						Number of
						Securities
					Restricted	Underlying
				Other Annual	Stock	Options	All Other
Name and Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award($)(2)	Granted(1)	Compensation ($)(3)

Jonah Shacknai Chairman of the Board	2005 2004	780,000 750,000	950,000 760,000	0 0	0 0	280,000 280,000	3,150 3,075
and Chief Executive	2003	715,000	630,000	0	0	280,000	3,000
Officer

Richard J. Havens	2005	265,000	435,000	0	0	63,000	3,153
Executive Vice President,	2004	255,000	385,000	0	0	63,000	1,913
Sales and Marketing	2003	245,000	330,000	0	0	63,000	3,000

Mark A. Prygocki, Sr.	2005	320,000	455,000	0	0	84,000	3,150
Executive Vice President,	2004	310,000	400,000	0	0	84,000	2,325
Chief Financial Officer,	2003	296,000	340,000	0	0	84,000	3,000
Corporate Secretary and Treasurer

Mitchell S. Wortzman, Ph.D.	2005	305,000	290,000	0	0	63,000	2,288
Executive Vice President,	2004	295,000	260,000	0	0	63,000	2,028
Chief Scientific Officer	2003	282,000	210,000	0	0	63,000	1,939

(1)	Fiscal 2005 options were granted in July 2004; fiscal 2004 options were granted in July 2003; fiscal 2003 options were granted in July 2002.

(2)	At the end of fiscal 2005, Mr. Shacknai, Mr. Havens, Mr. Prygocki and Mr. Wortzman each held 16,000 shares of unvested restricted stock awards, granted during fiscal 2002, having a value of $507,680, based on the market closing price of Medicis Class A common stock of $31.73 on June 30, 2005. Restricted stock awards have no value to the recipient until the restrictions are released, which began in fiscal 2005. See discussion on the Company’s Senior Executive Restricted Stock Plan in “Executive Employment Agreements and Other Relationships.”

(3)	The amounts shown represent matching contributions made under the Company’s 401(k) plan.

     Medicis has no defined benefit or defined contribution retirement plans other than the Medicis Pharmaceutical Corporation 401(k) Employee Savings Plan established under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to the 401(k) plan are voluntary and all employees are eligible to participate. The 401(k) plan permits Medicis to match employee contributions, and the Company began making matching contributions in April 2002, at 50% of the first 3% of gross pay that each employee contributes to the plan.
Stock Options
     Medicis’ stock option plans provide for the grant of stock options to key employees and key consultants. Options may be either incentive stock options or non-qualified stock options, depending on the specific stock option plan under which the stock options are granted from. The plans are administered by the Stock Option and Compensation Committee appointed by the Board of Directors. This table sets forth certain information for our last fiscal year with respect to options to purchase shares of Class A common stock granted to Medicis’ Chief Executive Officer and our other named executive officers pursuant to the stock option plans.
Options Granted in the Last Fiscal Year

		Percentage of			Potential Realized Value at
	Number of	Total			Assumed
	Securities	Options	Exercise		Annual Rates of Stock Price
	Underlying	Granted to	or Base		Appreciation
	Options	Employees in	Price	Expiration	for Option Term (2)
Name	Granted (1)	Fiscal Year	($/sh)	Date	5% ($)	10% ($)

Jonah Shacknai	280,000	10.6%	$38.45	7/16/14	6,770,680	17,158,231

Richard J. Havens	63,000	2.4%	$38.45	7/16/14	1,523,403	3,860,602

Mark A. Prygocki, Sr.	84,000	3.2%	$38.45	7/16/14	2,031,204	5,147,469

Mitchell S. Wortzman, Ph.D.	63,000	2.4%	$38.45	7/16/14	1,523,403	3,860,602

(1)	Options granted in the last fiscal year were granted on July 16, 2004. Of Mr. Shacknai’s options noted above, 93,334 vested on July 16, 2005; 93,333 vest on July 16, 2006; and 93,333 vest on July 16, 2007. Of Mr. Haven’s options noted above, 6,300 vested on July 16, 2005; 6,300 vest on July 16, 2006; 12,600 vest on July 16, 2007; 18,900 vest on July 16, 2008; and 18,900 vest on July 16, 2009. Of Mr. Prygocki’s options noted above, 8,400 vested on July 16, 2005; 8,400 vest on July 16, 2006; 16,800 vest on July 16, 2007; 25,200 vest on July 16, 2008; and 25,200 vest on July 16, 2009. Of Dr. Wortzman’s options noted above, 6,300 vested on July 16, 2005; 6,300 vest on July 16, 2006; 12,600 vest on July 16, 2007; 18,900 vest on July 16, 2008; and 18,900 vest on July 16, 2009.

(2)	The potential realizable value portion of the table illustrates amounts that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded annual rates of stock price appreciation over the scheduled life of the options. This table does not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting schedules. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and are not intended to forecast possible future appreciation, if any, of our stock price. No gain to the optionees is possible without an increase in stock price, which will benefit all shareholders commensurately. Dollar amounts shown are not discounted to present value.

     During the last fiscal year, 313 employees and seven non-employee directors were granted options to purchase an aggregate of 2,795,890 shares of Class A common stock under Medicis’ stock option plans. During the last fiscal year, options to purchase an aggregate of 359,686 shares of Class A common stock were cancelled, terminated or forfeited under the Company’s stock option plans.
     On July 21, 2005, the Stock Option and Compensation Committee of the Company approved stock ownership guidelines for ownership of Medicis equity by executives. In accordance with these guidelines, the Chief Executive Officer must maintain market value of equity ownership equal to 8 times his base salary. Executive Vice Presidents must maintain market value of equity ownership equal to 4 times the person’s base salary. Each executive will have a five-year period that commenced on August 1, 2005, to accumulate ownership of their required multiple of their base salary as follows:
•	50% of the respective required market value by August 1, 2008;

•	75% of the respective required market value by August 1, 2009; and

•	100% of the respective required market value by August 1, 2010.
     Once in compliance with the respective market values, fluctuations in stock prices during blackout periods would not cause the executive to be out of compliance of this policy.
     This table shows all stock options exercised by the named executives during the fiscal year ended June 30, 2005, and the number and value of options they held at fiscal year end. The number of shares acquired on exercise does not necessarily represent the underlying shares sold.
Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

	Number
	of Shares				Value of Unexercised
	Acquired		Number of Unexercised		In-the-Money Options
	on	Value	Options at Fiscal Year End		at Fiscal Year End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jonah Shacknai	0	$0	1,314,912	559,998	$13,073,171	$1,722,914
Richard J. Havens	19,500	523,946	36,900	225,900	149,967	1,073,295
Mark A. Prygocki, Sr.	0	0	87,850	301,202	620,370	1,431,087
Mitchell S. Wortzman, Ph.D.	36,516	930,710	133,586	225,900	955,205	1,073,295

(1)	Value of unexercised in-the-money options is calculated based on the market value of the underlying shares, minus the exercise price, and assumes the sale of all the underlying shares on June 30, 2005, at a price of $31.73, which was the closing price of the Class A common stock on the NYSE on that date.

Director Compensation
     The Stock Option and Compensation Committee sets the compensation of all directors in accordance with the Stock Option and Compensation Committee Charter. The Company believes that compensation for non-management directors should be competitive and should encourage increased ownership of the Company’s stock through the payment of a portion of director compensation in Company stock, deferred compensation stock equivalents or options to purchase the Company’s stock.
     The Company’s executive officers do not receive additional compensation for their service as directors. During fiscal 2005, non-employee directors were paid $1,000 plus reasonable expenses for each board and committee meeting attended, excluding telephonic meetings. They also participated in our stock option plans, under which they received an automatic annual stock option grant of 21,000 shares of Class A common stock on September 30, 2004. The options were granted at the fair market value of Class A common stock on the last business day of September ($39.04) and are exercisable on the one-year anniversary of the date of the grant. Each option grant has a term of ten years.
     Effective September 30, 2005, the board of directors of the Company adopted a new compensation arrangement applicable to non-employee directors of the Company, which replaced the compensation arrangement discussed above. The new compensation arrangement is as follows:
•	Each non-employee director shall receive an annual retainer fee of $25,000;

•	Each non-employee director shall receive an annual stock option grant to purchase 15,000 shares of the Company’s Class A common stock pursuant to the terms of the Company’s 1998 Stock Option Plan (the “1998 Plan”);

•	The Chairperson of the Audit Committee of the board shall receive an additional annual retainer fee of $15,000;

•	The Chairperson of any other committee of the board shall receive an additional annual retainer fee of $5,000; and

•	Each member of the Audit Committee (excluding the Chairperson) shall receive an additional annual retainer fee of $5,000.
     The compensation arrangement was adopted following the recommendation of the Stock Option and Compensation Committee of the Board of Directors and was in accordance with guidelines established by an independent consulting firm. In connection with the foregoing, on September 30, 2005, the Company’s board of directors adopted an amendment to the 1998 Plan to reduce the number of options to purchase shares of the Company’s Class A common stock automatically granted to directors on September 30 of each year from 21,000 shares to 15,000 shares.
     On October 19, 2005, the Company and Michael A. Pietrangelo, a director of the Company, entered into a Termination Agreement terminating (without further consideration) a consulting agreement dated November 5, 1997 between the Company and Mr. Pietrangelo (the “Consulting Agreement”) effective September 30, 2005. The Consulting Agreement provided that Mr. Pietrangelo would assist and consult with the Company in areas relating to the pharmaceutical industries, and be available for consultation for a minimum of four hours per month, for a monthly consulting fee of $3,333. During the period of his consulting arrangement, Mr. Pietrangelo also received health and life insurance benefits from the Company, at an incremental cost to the Company of approximately $1,000 per month. These benefits were terminated effective September 30, 2005.
Stock Option and Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended June 30, 2005, the Stock Option and Compensation Committee of the Board of Directors consisted of Spencer Davidson (Chairman), Peter S. Knight and Michael A. Pietrangelo, all of whom are non-employee directors. No member of the Stock Option and Compensation Committee has a relationship that would constitute an interlocking relationship as defined by SEC rules.

Executive Retention Plan
     On March 2, 1999, the Board of Directors authorized and adopted the Medicis Pharmaceutical Corporation Executive Retention Plan, effective on April 1, 1999. The purpose of the retention plan is to facilitate the exercise of best judgment and improve the recruitment and retention of key employees by Medicis. Pursuant to the retention plan, certain key employees will receive a “Benefit Allowance” upon an “Involuntary Termination” other than for “Good Cause” not later than 24 months following a “Change in Control,” as each term is defined in the retention plan. Upon a qualifying termination of employment within 24 months following a Change in Control, persons who report directly to the Chief Executive Officer and such others as may be designated by the Chief Executive Officer would receive a Benefit Allowance of two times salary and bonus, and insurance and retirement benefit payments for two years, and certain other key employees designated by the Chief Executive Officer receive a Benefit Allowance of one times salary and bonus, and insurance and retirement benefit payments for one year. Mr. Shacknai, our Chief Executive Officer, does not participate in the Executive Retention Plan. See “Employment Agreement with Our Chief Executive Officer” below.
Senior Executive Restricted Stock Plan
     On July 24, 2001, the Company granted an aggregate of 110,000 restricted shares of its Class A common stock under the Company’s 2001 Senior Executive Restricted Stock Plan to senior level employees. The shares began vesting on the third anniversary of the grant date, and become fully vested on the fifth anniversary of the grant date, subject to continued employment with the Company. Under terms of the grants, holders of the restricted shares can exercise all rights of a shareholder (including voting), but cannot transfer, sell, pledge, hypothecate or assign any of the restricted shares until they have vested. Any restricted shares not vested at the time of voluntary termination or termination for cause shall be forfeited to the Company. Any restricted shares not vested at the time of termination for any other reason shall become fully vested on the date of such termination. In November 2002, 20,000 shares were reacquired by the Company due to a senior employee’s departure. The senior employee returned to the Company in March 2003, and the Company granted him 20,000 new restricted shares of Class A common stock in March 2003, with the same five year vesting as described above.
Employment Agreement with our Chief Executive Officer
     In July 1996, Medicis entered into an employment agreement with Mr. Shacknai, effective July 1, 1996, to continue to serve as chairman and chief executive officer. The agreement was amended in February 2001, renewing the agreement for a five-year period commencing on July 1, 2001 and expiring on June 30, 2006. The agreement automatically renews for successive periods of five years, unless either party gives timely notice of an intention not to renew. Mr. Shacknai also may terminate the employment agreement prior to the end of the term. Under the agreement, Mr. Shacknai agreed that, during his employment, and for a period of one year following termination for reasons other than a change in ownership or control of Medicis, he will not engage in, consult with or be employed by any Competing Business (as defined in the employment agreement). The agreement contains customary non-solicitation provisions and provides for the transfer to Medicis of any intellectual property relating to its business.
     Under the agreement, Mr. Shacknai received an annual initial base salary of $400,000, effective July 1996, plus certain benefits and an annual grant of options to purchase shares of common stock representing 0.5% of the fully diluted capitalization of Medicis. He is also eligible to receive increases in his base compensation, annual cash bonuses, and other forms of incentive compensation.
     Pursuant to the terms of his employment agreement, Mr. Shacknai will be entitled to receive certain severance benefits in the event of his termination of employment. However, the actual level of benefits Mr. Shacknai receives will depend upon the circumstances surrounding his termination of employment and may be affected by the occurrence of certain events, such as a change in control of Medicis or Mr. Shacknai’s death or disability. Under the terms of his employment agreement, in the event Medicis enters into an agreement relating to a change in control of Medicis, or a change in control of Medicis occurs, and Mr. Shacknai is not appointed as Chairman and Chief Executive Officer of the surviving entity (or to such other position as may be acceptable to Mr. Shacknai), Mr. Shacknai will be entitled to receive the following benefits in the event he resigns no later than six months following the effective date of the merger: (i) an amount equal to four times the sum of (A) his annual base salary at the highest rate in effect at any time during the 12 months preceding his termination, plus (B) the average annual bonus paid to him during the three years preceding his termination; (ii) a pro rata bonus (calculated through the date of termination) based on his prior year’s bonus; (iii) a stipend of $75,000 annually for administrative support and services for a period of 3 years following his date of termination or, if longer, for the balance of the term of his employment agreement; (vi) reimbursement for all legal fees and expenses incurred by Mr. Shacknai in contesting or disputing his termination or in seeking to obtain or enforce any right or benefit provided by his employment agreement; and (v) an amount necessary to offset any other damages Mr. Shacknai may suffer as a result of Medicis’ termination of his employment, except for a termination for cause, including damages for any loss of benefits Mr. Shacknai would have received if he remained employed by Medicis for the remainder of the term of his employment agreement (which is currently set to expire on June 30, 2006).
     If Mr. Shacknai’s employment is terminated by Medicis for any reason other than cause or his death or disability, or if Mr. Shacknai resigns for good reason, he will be entitled to receive an amount equal to (i) a pro rata bonus (calculated through the date of termination) based on his prior year’s bonus, and (ii) the number of months remaining in the term of his employment agreement divided by twelve, multiplied by the sum of (A) his annual base salary at the highest rate in effect during the 12 months preceding his termination, plus (B) the average annual bonus paid to him during the three years preceding his termination. In no event, however, will Mr. Shacknai’s severance upon his termination by Medicis for any reason other than cause or his death or disability, or if he resigns for good reason, be less than (i) two times of the sum of (A) his annual base salary at the highest rate in effect at any time during the 12 months preceding his termination, plus (B) the average annual bonus paid to him during the three years preceding his termination, plus (ii) an amount equal to 1/24 of the sum determined under (i) above, multiplied by each full year of service provided by Mr. Shacknai to the Company. In addition, Mr. Shacknai will be entitled to an amount necessary to offset any other damages Mr. Shacknai may suffer as a result of Medicis’ termination of his employment, except for a termination for cause, including damages for any loss of benefits Mr. Shacknai would have received if he remained employed by Medicis for the remainder of the term of his employment agreement. If he is terminated by the Company other than for cause, Mr. Shacknai will also be entitled to a stipend of $75,000 annually for administrative support and services for a period of 3 years following his date of termination or, if longer, for the balance of the term of his employment agreement.
     If Mr. Shacknai’s employment is terminated by his death, the agreement provides that Medicis will (i) continue to pay his salary, at the then-current rate, to his estate for a period of 12 months and (ii) pay to his spouse, beneficiaries, or estate any amount which they may be entitled to receive under any pension, employee benefit plan or life insurance policy maintained by the Company. If Mr. Shacknai is terminated pursuant to his disability, Medicis will continue to pay him 100% of his base salary, at the then-current rate, for a period of 12 months, and 50% of that base salary for an additional 12 month period.
     In addition to the other benefits described above, if Mr. Shacknai’s employment is terminated by Medicis without cause, or his employment is terminated by reason of his death or disability, his resignation for good reason, or his resignation during the 6 month period following a change in control in which he is not appointed as Chairman and Chief Executive Officer of the surviving entity (or to such other position as may be acceptable to Mr. Shacknai), all options previously granted to him will automatically vest and will remain exercisable for their full term. In addition, unless Mr. Shacknai is terminated for cause or voluntarily resigns without good reason, the employment agreement provides that, for a period of 4 years following his date of termination, the Company will provide Mr. Shacknai with benefits under all employee benefit plans and programs in which he is entitled to participate immediately prior to his date of termination or, in the event his participation is not permitted under the terms of one or more of such plans and programs, benefits substantially similar to the benefits he would otherwise have been entitled to receive or the economic equivalent of such benefits. At the end of such period of coverage, Mr. Shacknai may choose to have assigned to him, without cost and without apportionment of prepaid premiums, any assignable insurance policy owned by the Company which relates to him specifically. Under certain circumstances, the agreement may require Medicis to make payments that would constitute excess parachute payments under the Internal Revenue Code of 1986, as amended. If Medicis makes excess parachute payments to Mr. Shacknai, those payments would not be deductible by Medicis for tax purposes, and Mr. Shacknai would be required to pay an excise tax.

     Medicis currently has no employment agreements with other employees.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table shows ownership of Medicis stock on October 17, 2005, based on 54,325,026 shares of common stock outstanding on that date, by (i) each person known to Medicis to own beneficially more than five percent (5%) of Medicis’ capital stock; (ii) each director, director nominee and executive officer; and (iii) all directors, director nominees and executive officers as a group. Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, where applicable:

	Class A	Percentage of
	Common	Outstanding
Name(1)	Stock	Capital Stock

Jonah Shacknai(2)	2,511,370	4.5%
Arthur G. Altschul, Jr. (3)	93,000	*
Spencer Davidson(4)	93,000	*
Stuart Diamond(5)	59,500	*
Peter S. Knight, Esq.(6)	114,310	*
Michael A. Pietrangelo(7)	187,612	*
Philip S. Schein, M.D.(8)	63,000	*
Lottie H. Shackelford(9)	187,664	*
Richard J. Havens(10)	140,400	*
Mark A. Prygocki, Sr. (11)	221,563	*
Mitchell S. Wortzman, Ph.D. (12)	257,086	*

All executive officers and directors (including nominees) as a group (11 persons)(13)	3,928,505	6.9%

Massachusetts Financial Services Co.	7,374,052	13.5%
500 Boylston St.
Boston, MA 02116(14)

Capital Research & Management Co.	4,875,000	8.9%
333 South Hope St.
Los Angeles, CA 90071(15)

*	Less than 1%.

(1)	The address of each beneficial owner is c/o Medicis Pharmaceutical Corporation, 8125 North Hayden Road, Scottsdale, Arizona 85258-2463, unless otherwise indicated.

(2)	Includes 1,594,910 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005), 35,200 shares of unvested restricted stock and 1,894 shares of Class A common stock held by Noah’s Family Foundation, for which Mr. Shacknai has sole voting power.

(3)	Includes 93,000 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005).

(4)	Includes 93,000 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005).

(5)	Includes 59,500 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005).

(6)	Includes 106,500 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005).

(7)	Includes 141,000 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005).

(8)	Includes 63,000 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005).

(9)	Includes 185,464 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005) and 2,200 shares of Class A common stock for which Ms. Shackelford disclaims beneficial ownership.

(10)	Includes 99,000 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005) and 15,700 shares of unvested restricted stock.

(11)	Includes 170,650 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005)and 17,600 shares of unvested restricted stock.

(12)	Includes 195,686 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005) and 15,700 shares of unvested restricted stock.

(13)	Includes an aggregate of 2,801,710 shares of Class A common stock subject to options granted pursuant to stock option plans which were exercisable as of October 17, 2005, or which become exercisable within 60 days thereafter (December 16, 2005) and 84,200 shares of unvested restricted stock held by eleven executive officers and directors.

(14)	In a filing with the SEC on Schedule 13G, filed on February 10, 2005, Massachusetts Financial Services Company reported sole dispositive power of 7,374,052 shares of common stock and sole voting power of 7,199,802 shares of common stock. The foregoing information is based solely on a review of the referenced Schedule 13G .

(15)	In a filing with the SEC on Schedule 13G/A, filed on February 14, 2005, Capital Research and Management Company reported sole dispositive power of 4,875,000 shares of common stock and no voting power of such shares. ACAP Fund, Inc. reported sole voting power of 3,225,000 shares of common stock and no dispositive power over such shares. The foregoing information is based solely on a review of the referenced Schedule 13G .
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Ernst & Young LLP provided audit, audit-related and tax services to the Company during fiscal years ended June 30, 2005 and June 30, 2004 as follows:
Audit Fees
     Fees for audit services totaled approximately $887,500 and $493,000 for the fiscal years ended June 30, 2005 and June 30, 2004, respectively. The category includes fees associated with our annual audit, the reviews of our quarterly reports on Form 10-Q, and statutory audits required internationally. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements, statutory audits and the assistance with the review of our SEC registration statements. For fiscal 2005, this category also includes fees associated with the audit of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.
Audit-Related Fees
     Fees for audit-related services totaled approximately $108,500 and $289,000 for the fiscal years ended June 30, 2005 and June 30, 2004, respectively. This category includes fees associated with employee benefit plan audits, internal control reviews, accounting consultations, and attestation services that are not required by statute or regulation.

Tax Fees
     Fees for tax services totaled approximately $253,000 and $477,000 for the fiscal years ended June 30, 2005 and June 30, 2004, respectively. This category includes fees associated with tax return preparation, tax planning for merger and acquisition activities and tax consultations.
All Other Fees
     Medicis did not engage Ernst & Young LLP to provide any information technology services or any other services during the fiscal years ended June 30, 2005 or June 30, 2004.
Pre-Approval Policies and Procedures
     The Audit Committee has specifically approved all of the audit and non-audit services performed by Ernst & Young LLP and has determined the rendering of such non-audit services was compatible with maintaining Ernst & Young LLP’s independence. The Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit related services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. In fiscal year 2005, all Audit fees, Audit-related fees, and Tax fees were approved by the Audit Committee directly.
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1-2) Index to Financial Statements and Financial Statement Schedule
     The information required in this item was included in the registrant’s Annual Report on Form 10-K filed with the Commission on September 12, 2005. See the Index to Financial Statements and Financial Statement Schedule on page 56 of the Form 10-K as originally filed.
(a)(3) Exhibits filed as part of this Annual Report on Form 10-K/A:

Exhibit No.		Description
2.1	-	Agreement of Merger by and between the Company, Medicis Acquisition Corporation and GenDerm Corporation, dated November 28, 1997 (11)

2.1(a)	-	Agreement of Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

2.1(b)	-	Agreement and Plan of Merger, dated as of March 20, 2005, by and among the Company, Masterpiece Acquisition Corp. and Inamed Corporation (24)

3.1	-	Certificate of Incorporation of the Company, as amended (23)

3.3 (a)	-	Amended and Restated By-Laws of the Company (13)

4.1	-	Rights Agreement, dated August 17, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (4)

4.1(b)	-	Amendment No. 2 to Rights Agreement, dated March 17, 1997, between the Company and Norwest Bank Minnesota, N.A. (9)

4.1(c)	-	Amendment No. 3 to Rights Agreement, dated May 31, 2002, between the Company and Wells Fargo Bank Minnesota, N.A., as successor-in-interest to American Stock Transfer & Trust Company (18)

4.1(d)	-	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(26)

4.1(e)	-	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (23)

4.1(f)	-	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and

Exhibit No.		Description
Deutsche Bank Trust Company Americas, as trustee. (19)

4.1(g)	-	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee (25)

4.2	-	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc. (19)

4.3	-	Form of specimen certificate representing Class A common stock (1)

10.1	-	Asset Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (23)

10.2	-	Securities Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.3	-	License Agreement among the Company, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.8	-	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.9	-	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.9(a)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.9(b)	-	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.20	-	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.21	-	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan (27)

10.22	-	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005 (filed herewith)

10.23	-	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005 (filed herewith)

10.24	-	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005 (filed herewith)

10.25	-	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005 (filed herewith)

10.26	-	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan, dated August 1, 2005 (filed herewith)

10.30	-	Waiver Letter dated March 18, 2005 between the Company and Q-Med AB (27)

10.59	-	Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company (2)

10.70	-	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company (3)

10.72(a)	-	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.72(b)	-	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.72(c)	-	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.72(d)	-	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.72(e)		Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.72(f)	-	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (23)

10.73(a)	-	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.73(b)	-	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.73(c)	-	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.74(a)	-	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

10.74(b)	-	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.74(c)	-	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company

Exhibit No.		Description
to Norwest Bank Arizona, N.A. (12)

10.75	-	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.76	-	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.89	-	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.90	-	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.91	-	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.92	-	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

10.93	-	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.94	-	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

10.95	-	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.96	-	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.97	-	Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.98	-	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.99	-	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.99(a)	-	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.100	-	Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)

10.101	-	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.102	-	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.103	-	Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

12	-	Computation of Ratios of Earnings to Fixed Charges (27)

21.1	-	Subsidiaries (27)

23.1	-	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (27)

31.1	-	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	-	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)

99.1	-	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P.,

Exhibit No.		Description
BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

99.1(a)	-	Charter of the Nominating and Governance Committee of the Board of Directors of Medicis Pharmaceutical Corporation(22)

99.2	-	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

99.2(a)	-	Medicis Pharmaceutical Corporation Corporate Governance Guidelines(22)

99.3	-	Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

(1)	Incorporated by reference to the exhibit with the same number in the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the exhibit with the same number in Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to exhibit number 4.2 in the 1995 Form 10-K

(6)	Incorporated by reference to exhibit number 4.4 in the 1995 Form 10-K

(7)	Incorporated by reference to exhibit number 4.5 in the 1995 Form 10-K

(8)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(14)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the exhibit with the same number in the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(23)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form

10-K for the fiscal year ended June 30, 2004, File No. 0-18443, previously filed with the SEC

(24)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the exhibit with the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-18443, previously filed with the SEC

(26)	Incorporated by reference to the exhibit with the same number in the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(27)	Incorporated by reference to the exhibit with the same number in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC
(b)	The exhibits to this Form 10-K follow the Signature page included in this Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2005

MEDICIS PHARMACEUTICAL CORPORATION

	By:	/s/ JONAH SHACKNAI

Jonah Shacknai
Chairman of the Board and Chief Executive Officer