Form 10-Q
period 2005-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2005-11-09
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-18443
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2005

Class A Common Stock $.014 Par Value	54,404,052

MEDICIS PHARMACEUTICAL CORPORATION

			Page
PART I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005	3

		Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2005 and 2004	5

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 and 2004	6

		Notes to the Condensed Consolidated Financial Statements	7

	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4	Controls and Procedures	37

PART II.	OTHER INFORMATION

	Item 1	Legal Proceedings	38

	Item 6	Exhibits	40

SIGNATURES			41
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2005	June 30, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$250,338	$177,785
Short-term investments	378,066	425,783
Accounts receivable, net	43,326	47,220
Inventories, net	19,700	20,701
Deferred tax assets, net	8,482	11,001
Other current assets	13,102	16,435

Total current assets	713,014	698,925

Property and equipment, net	5,812	6,143

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	326,780	326,780
Other intangible assets	4,787	4,507

	331,567	331,287
Less: accumulated amortization	77,350	71,749

Net intangible assets	254,217	259,538
Goodwill	64,672	64,672
Deferred financing costs, net	4,861	5,397
Other non-current assets	11,362	8,576

	$1,053,938	$1,043,251

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	September 30, 2005	June 30, 2005
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$26,633	$30,832
Short-term contract obligation	27,407	27,407
Income taxes payable	7,484	10,236
Other current liabilities	26,077	30,379

Total current liabilities	87,601	98,854

Long-term liabilities:
Contingent convertible senior notes	453,065	453,065
Deferred tax liability, net	7,635	4,986

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 67,037,580 and 67,007,330 at September 30, 2005 and June 30, 2005, respectively	938	938
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued and outstanding at September 30, 2005 and June 30, 2005	—	—
Additional paid-in capital	548,070	539,443
Accumulated other comprehensive income	90	(606)
Deferred compensation	—	(697)
Accumulated earnings	299,269	288,474
Less: Treasury stock, 12,647,554 and 12,620,554 shares at cost at September 30, 2005 and June 30, 2005, respectively	(342,730)	(341,206)

Total stockholders’ equity	505,637	486,346

	$1,053,938	$1,043,251

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30, 2005	September 30, 2004

Net product revenues	$79,398	$72,107
Net contract revenues	3,866	16,711

Net revenues	83,264	88,818

Cost of product revenue (1)	12,024	13,833

Gross profit	71,240	74,985

Operating costs and expenses:
Selling, general and administrative (2)	41,487	32,926
Research and development (3)	5,053	35,763
Depreciation and amortization	6,308	5,032

Operating costs and expenses	52,848	73,721

Operating income	18,392	1,264

Interest income	4,116	2,520
Interest expense	2,666	2,666

Income before income tax expense	19,842	1,118

Income tax expense	7,382	95

Net income	$12,460	$1,023

Basic net income per common share	$0.23	$0.02

Diluted net income per common share	$0.20	$0.02

Cash dividend declared per common share	$0.03	$0.03

Basic common shares outstanding	54,310	57,228

Diluted common shares outstanding	69,850	60,268

(1) amounts exclude amortization of intangible assets related to acquired products	$5,560	$4,432
(2) amounts include share-based compensation expense	$7,184	$129
(3) amounts include share-based compensation expense	$505	—
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	September 30, 2005	September 30, 2004
Operating Activities:
Net income	$12,460	$1,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,844	5,568
Loss on disposal of property and equipment	31	37
Loss on sale of available-for-sale investments	599	20
Share-based compensation expense	7,689	129
Deferred income tax expense (benefit)	5,169	(5,185)
Tax benefit from exercise of stock options	30	2,616
Excess tax benefits from exercise of stock options	(72)	—
Provision for doubtful accounts and returns	(4,862)	300
Accretion of premium on investments	17	1,308
Changes in operating assets and liabilities:
Accounts receivable	8,757	1,776
Inventories	1,001	(81)
Other current assets	3,332	2,114
Accounts payable	(5,838)	4,611
Income taxes payable	(2,753)	3,381
Other current liabilities	(4,338)	(3,711)

Net cash provided by operating activities	28,066	13,906

Investing Activities:
Purchase of property and equipment	(408)	(1,002)
Payment of direct merger costs	(1,147)	(25)
Payment for purchase of product rights	(280)	(578)
Purchase of available-for-sale investments	(110,453)	(297,629)
Sale of available-for-sale investments	94,762	380,033
Maturity of available-for-sale investments	63,224	15,655

Net cash provided by investing activities	45,698	96,454

Financing Activities:
Payment of dividends	(1,629)	(1,435)
Purchase of treasury stock	—	(65,855)
Excess tax benefits from exercise of stock options	72	—
Proceeds from the exercise of stock options	81	8,208

Net cash used in financing activities	(1,476)	(59,082)

Effect of exchange rate on cash and cash equivalents	265	510

Net increase in cash and cash equivalents	72,553	51,788
Cash and cash equivalents at beginning of period	177,785	46,621

Cash and cash equivalents at end of period	$250,338	$98,409

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)
1. NATURE OF BUSINESS
     Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is a leading specialty pharmaceutical company focusing primarily on the development and marketing of products in the United States (“U.S.”) for the treatment of dermatological, aesthetic and podiatric conditions. Medicis also markets products in Canada for the treatment of dermatological and aesthetic conditions. Medicis has built its business by executing a four-part growth strategy. This strategy consists of promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses.
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
     In March 2003, Medicis expanded into the dermal aesthetic market through its acquisition of the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. RESTYLANE® has been approved by the Food and Drug Administration (the “FDA”) for use in the U.S. as a medical device for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds. RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ have been approved for use in Canada.
     On March 20, 2005, Medicis, Masterpiece Acquisition Corp. (a wholly-owned subsidiary of Medicis), and Inamed Corporation (“Inamed”) entered into an Agreement and Plan of Merger. Inamed is a global healthcare company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity, and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity. Inamed’s common stock trades on the NASDAQ National Market under the symbol “IMDC.” The completion of the transaction is subject to several customary conditions. See Note 4.
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
     The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (“fiscal 2005”), except for the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) — See Note 2. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2005. Certain prior period amounts have been reclassified to conform with current period presentation.

2. SHARE-BASED COMPENSATION
     At September 30, 2005, the Company had six active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Prior to July 1, 2005, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, stock options are granted at market price and no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R reduced income before income tax expense for the three months ended September 30, 2005 by approximately $7.4 million and reduced net income for the three months ended September 30, 2005 by approximately $4.9 million. Basic and diluted net income per common share for the three months ended September 30, 2005 would have been $0.32 and $0.27, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted net income per common share of $0.23 and $0.20, respectively. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2005, total unrecognized compensation cost related to stock option awards was approximately $71.5 million and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.1 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the three months ended September 30, 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

     A summary of stock options activity within the Company’s share-based compensation plans and changes for the three months ended September 30, 2005 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at June 30, 2005	13,648,378	$26.89

Granted	843,550	$32.43
Exercised	(3,250)	$24.76
Terminated/expired	(61,461)	$30.27

Balance at September 30, 2005	14,427,217	$27.20	6.8	$93,334,580

     The intrinsic value of options exercised during the three months ended September 30, 2005 was $30,683. Options exercisable under the Company’s share-based compensation plans at September 30, 2005 were 7,283,726, with an average exercise price of $24.23, an average remaining contractual term of 5.7 years, and an aggregate intrinsic value of $63,577,619.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
Expected dividend yield	0.4%	0.3%
Expected stock price volatility	0.36	0.44
Risk-free interest rate	4.1% to 4.2%	3.6%
Expected life of options	6 to 8 Years	5 Years
     The expected dividend yield is based on expected annual dividend to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.
     The weighted average fair value of stock options granted during the three months ended September 30, 2005 and 2004 was $14.15 and $16.08, respectively.

     The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

THREE MONTHS
ENDED
SEPTEMBER 30,
2004

Net income, as reported	$1,023
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,899

Pro-forma net loss	$(3,876)

Net income (loss) per common share:
Basic, as reported	$0.02
Basic, pro forma	$(0.07)
Diluted, as reported	$0.02
Diluted, pro forma	$(0.07)
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the three months ended September 30, 2005, 147,710 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended September 30, 2005 and 2004, was approximately $0.3 million and $0.1 million, respectively. As of September 30, 2005, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $5.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.4 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended September 30, 2005 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at June 30, 2005	92,000	$23.41

Granted	147,710	$32.41
Vested	(27,000)	$23.44
Forfeited	—	$—

Nonvested at September 30, 2005	212,710	$29.65

     The total fair value of restricted shares vested during the three months ended September 30, 2005 and 2004 was $0.6 million and $0.4 million, respectively.

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
     The Company’s policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) available, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. In addition, if the Company acquires product rights that are in the development phase and as to which the Company has no assurance that the third party is required to perform additional research efforts, the Company expenses such payments.
     On July 15, 2004, the Company entered into an exclusive license agreement and other ancillary documents with Q-Med to market, distribute, sell and commercialize in the U.S. and Canada Q-Med’s product currently known as SubQTM. Q-Med has the exclusive right to manufacture SubQTM for Medicis. SubQTM is currently not approved for use in the U.S. or Canada. Under terms of the agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQTM for approximately $80 million, due as follows: approximately $30 million on July 15, 2004, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005; approximately $10 million upon completion of certain clinical milestones; approximately $20 million upon satisfaction of certain defined regulatory milestones; and approximately $20 million upon U.S. launch of SubQTM. In addition, the Company incurred approximately $0.7 million of professional fees related to the completion of the agreements during the first quarter of fiscal 2005, which was included in selling, general and administrative expenses. The Company also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones.
4. DEFINITIVE MERGER AGREEMENT WITH INAMED
     On March 20, 2005, Medicis, Masterpiece Acquisition Corp. (a wholly-owned subsidiary of Medicis), and Inamed entered into an Agreement and Plan of Merger. Inamed is a global healthcare company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal filler products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity, and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity. Inamed’s common stock trades on the NASDAQ National Market under the symbol “IMDC.”
     Under the terms of the Agreement and Plan of Merger, Inamed will merge with and into Masterpiece Acquisition Corp. and each share of Inamed common stock will be converted into the right to receive 1.4205 shares of Medicis common stock and $30.00 in cash. The completion of the transaction is subject to several customary conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the receipt of regulatory approvals. The discussions in this report relate to Medicis as a stand-alone entity and do not include or reflect the operating results of Inamed or the impact of the proposed merger with Inamed following the closing of the transaction.

     The Company has incurred approximately $11.4 million of professional and other costs related to the transaction. The costs are included in other non-current assets in the accompanying consolidated balance sheets. Business integration costs related to the transaction, including the planning for and implementation of integration activities, are being expensed as incurred. During the first quarter of fiscal 2006, the Company incurred approximately $0.7 million of business integration planning costs, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
     Restrictions in the merger agreement on solicitation generally prohibit the Company from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to its stockholders when compared to the terms and conditions of the merger with Inamed. If the merger is not completed, the Company may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the merger agreement is terminated, the Company, in certain specified circumstances, may be required to pay a termination fee of up to $70.0 million to Inamed. In addition, under certain circumstances, the Company may be required to pay Inamed an expense fee or regulatory termination fee of $10.0 million. As consideration for Inamed’s dismissal of pending litigation against Medicis, the Company agreed to pay Inamed an aggregate of $16.5 million if either the $70.0 million termination fee or the $10.0 million expense fee becomes payable by Medicis or if the merger agreement is terminated because its stockholder approval is not obtained at the stockholders meeting relating to the merger. If the transaction is terminated as a result of Inamed’s stockholders voting against the adoption of the merger agreement, these fees will not be payable by Medicis.
     The Agreement and Plan of Merger was filed with the SEC by the Company as part of a Current Report on Form 8-K filed on March 21, 2005. A Registration Statement on Form S-4 relating to the Inamed merger was filed with the SEC on November 2, 2005.
5. LICENSE OF PRODUCTS TO TARO PHARMACEUTICAL INDUSTRIES, INC.
     On July 27, 2004, the Company entered into an exclusive license and optional purchase agreement with Taro Pharmaceutical Industries, Inc. (“Taro”) pursuant to which Taro will market, distribute and sell the LUSTRA® family of products and two development stage products in the U.S., Canada and Puerto Rico. The LUSTRA® family of products are topical therapies prescribed for the treatment of ultraviolet-induced skin discolorations and hyperpigmentation usually associated with the use of oral contraceptives, pregnancy, hormone replacement therapy, sun damage and superficial trauma. The license agreement extends through July 1, 2007, after which Taro may purchase the product lines.
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

     Under terms of the original agreements, BioMarin was to make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin was also to make payments of $2.5 million per quarter for six quarters beginning in July 2004 for reimbursement of certain contingent payments as discussed in Note 8. The license agreement will terminate in July 2009. At that time, based on certain conditions, BioMarin would have the option to purchase all outstanding shares of Ascent for approximately $82 million. The payment was to consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time. The Company was responsible for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin was responsible for paying the Company for finished goods inventory delivered through June 30, 2005. As a result, the Company was required to recognize the first $60 million of license payments ratably through June 30, 2005. The license payments received after June 30, 2005 and the reimbursement of contingent payments will be recognized as revenue when all four criteria of SAB 104 have been met.
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
     Additionally, per the terms of the Agreements, Medicis has made available to BioMarin the ability to draw down on a Convertible Note up to $25 million beginning July 1, 2005. The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. No monies have been advanced to-date. In conjunction with the Agreements, BioMarin and Medicis have entered into a settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by the parties other than certain continuing obligations in accordance with the terms of the parties’ agreements. As of September 30, 2005, BioMarin had paid $72.1 million to Medicis under the license agreement, which represents all scheduled payments due through that date under the license agreement.

7. ACQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP
     On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™. RESTYLANE® has been approved by the FDA for use in the U.S. RESTYLANE®, PERLANE™ and RESTYLANE FINE LINES™ have been approved for use in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, $19.4 million in May 2004 upon certain cumulative commercial milestones being achieved and will pay approximately $29.1 million upon FDA approval of PERLANE™. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.
8. MERGER OF ASCENT PEDIATRICS, INC.
     As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period through November 15, 2006, subject to certain deductions and set-offs. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. A total of approximately $27.4 million is included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of September 30, 2005, representing the first three years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price will be withheld pending the final outcome of the litigation discussed in Part II of this Form 10-Q.
9. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the Dermatological and Non-dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-dermatological field represents products for the treatment of Urea Cycle Disorder and contract revenue. The Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. The Non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOS™. The Non-dermatological product lines include AMMONUL® and BUPHENYL®. The Non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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
     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Acne and acne-related dermatological products	33%	31%
Non-acne dermatological products	56	45
Non-dermatological products	11	24

Total net revenues	100%	100%

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
     Inventories at September 30, 2005 and June 30, 2005 are as follows (amounts in thousands):

	September 30, 2005	June 30, 2005

Raw materials	$4,829	$5,283
Finished goods	15,867	16,518
Valuation reserve	(996)	(1,100)

Total inventories	$19,700	$20,701

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
     During the quarters ended September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The holders of Old Notes have this conversion right only until December 31, 2005. During the quarters ended June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of November 8, 2005, no other Old Notes had been converted.
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
     At September 30, 2005, the Company has a federal net operating loss carryforward of approximately $62.9 million that begins expiring in varying amounts in the years 2008 through 2021 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $16.7 million of the $62.9 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.
     At September 30, 2005, the Company had a research and experimentation credit carryforward of approximately $1.3 million that begins expiring in varying amounts in the years 2008 through 2021 if not previously utilized. All of the research and experimentation credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and experimentation credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and experimentation credits.
     As a result of the limitations described above, the Company recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and experimentation credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts estimated to be realized as of September 30, 2005 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.
     The Company benefited from additional tax deductions available relating to the vesting of restricted stock and the exercise of employee stock options. Accordingly, the Company recorded a $0.1 million increase to equity with a corresponding $0.1 million reduction in taxes payable for the three months ended September 30, 2005. Quarterly adjustments for the tax deductions relating to share-based payments may vary as they relate to the actions of the option holder or shareholder.

13. STOCK TRANSACTIONS
     During September 2004, all 758,032 shares of the Company’s Class B common stock were exchanged for 758,032 shares of the Company’s Class A common stock. As of September 30, 2005, there were no shares of Class B common stock outstanding.
     During the three months ended September 30, 2004, Medicis purchased 1,743,800 shares of its Class A common stock in the open market at an average price of $37.76 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in August 2004. This program provided for the repurchase of up to $150 million of Class A common stock at such times as management determined. As of September 30, 2005, the Company had repurchased a total of approximately $150.0 million of Class A common stock pursuant to this program, all during the six months ended December 31, 2004. As the purchase limit had been reached, the plan was terminated. During the three months ended September 30, 2005, Medicis did not purchase any of its shares of Class A common stock. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.
14. DIVIDENDS DECLARED ON COMMON STOCK
     On September 14, 2005, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on October 31, 2005 to stockholders of record at the close of business on October 3, 2005. The $1.7 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2005.
15. COMPREHENSIVE INCOME
     Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended September 30, 2005 was $13.2 million. Total comprehensive income for the three months ended September 30, 2004 was $2.2 million.

16. NET INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2005	2004
BASIC

Net income	$12,460	$1,023

Weighted average number of common shares outstanding	54,310	57,228

Basic net income per common share	$0.23	$0.02

DILUTED

Net income	$12,460	$1,023

Add:
Tax-effected interest expense and issue costs related to Old Notes	841	839
Tax-effected interest expense and issue costs related to New Notes	839	838

Net income assuming dilution	$14,140	$2,700

Weighted average number of common shares	54,310	57,228

Effect of dilutive securities:
Old Notes	5,823	—
New Notes	7,325	—
Stock options and restricted stock	2,392	3,040

Weighted average number of common Shares assuming dilution	69,850	60,268

Diluted net income per common share	$0.20	$0.02

     Diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Earnings per Share.” Diluted net income per share is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion. Prior year results have been restated to conform to EITF 04-8.
     The diluted net income per common share computation for the three months ended September 30, 2005 excludes 5,501,851 shares of stock that represented outstanding stock options that were anti-dilutive.

     The diluted net income per common share computation for the three months ended September 30, 2004 excludes 2,183,362 shares of stock that represented outstanding stock options that were anti-dilutive. Diluted net income per common share for the three months ended September 30, 2004 also excludes 5,822,960 and 7,324,820 shares of Class A common stock, respectively, issuable upon conversion of the Old Notes and New Notes, as they were anti-dilutive.
17. SUBSEQUENT EVENT
     On October 31, 2005, the Company made a development milestone payment of approximately $8.0 million to Dow Pharmaceutical Sciences, Inc. (“Dow”) under an amended development and license agreement for the development and commercialization of a patented dermatologic product. This payment will be recorded as a charge to research and development expense during the three months ended December 31, 2005.
18. CONTINGENCIES
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
19. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS No. 123R. This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123R.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
     We are a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the U.S. for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We offer a broad range of products addressing various conditions or aesthetics improvements, including dermal fillers, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
     Our current product lines are divided between the Dermatological and Non-dermatological fields. The Dermatological field represents products for the treatment of Acne and Acne-related dermatological conditions and Non-acne dermatological conditions. The Non-dermatological field represents products for the treatment of Urea Cycle Disorder and contract revenue. Our Acne and Acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. Our Non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOS™. The Non-dermatological product lines include AMMONUL® and BUPHENYL®. Our Non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Key Aspects of Our Business
     We derive a majority of our prescription volume from our core prescription products. We believe that sales of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the U.S. on January 6, 2004, will continue to constitute a significant portion of our sales for the foreseeable future.
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
     We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production; underestimates may result in inadequate supply of our products in channels of distribution.

     We sell our products primarily to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, approximately 80% of our revenues are derived from three major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers, using historical prescription information and historical purchase patterns, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of our products. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
     As described in more detail below, the following significant events and transactions occurred during the three months ended September 30, 2005 and affected our results of operations, our cash flows and our financial condition:
•	costs incurred related to the pending merger with Inamed; and

•	adoption of SFAS No. 123R.
Costs Incurred Related to the Pending Merger with Inamed
     On March 20, 2005, Medicis, Masterpiece Acquisition Corp. (a wholly-owned subsidiary of Medicis), and Inamed entered into an Agreement and Plan of Merger. Inamed is a global healthcare company that develops, manufactures, and markets a diverse line of products that enhance the quality of people’s lives. These products include breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity, and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity. Inamed’s common stock trades on the NASDAQ National Market under the symbol “IMDC.”
     Under the terms of the Agreement and Plan of Merger, Inamed will merge with and into Masterpiece Acquisition Corp. and each share of Inamed common stock will be converted into the right to receive 1.4205 shares of Medicis common stock and $30.00 in cash. The completion of the transaction is subject to several customary conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the receipt of regulatory approvals. The Agreement and Plan of Merger was filed with the Securities and Exchange Commission (“SEC”) by the Company as part of an 8-K filed on March 21, 2005.

     We have incurred approximately $11.4 million of professional and other costs related to the transaction, including approximately $2.8 million of such costs during the three months ended September 30, 2005. The costs are included in other long-term assets in the accompanying condensed consolidated balance sheets. Business integration costs related to the transaction, including the planning for and implementation of integration activities are being expensed as incurred. During the first quarter of fiscal 2006, we incurred approximately $0.7 million of business integration planning costs, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We anticipate that we will continue to incur significant costs related to this transaction prior to and after closing.
     The discussions in this report relate to Medicis as a stand-alone entity and do not include or reflect the operating results of Inamed or the impact of the proposed merger with Inamed following the closing of the transaction.
Adoption of SFAS No. 123R
     During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock option and nonvested share grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We historically have accounted for stock options using the method prescribed in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) whereby stock options are granted at market price and no compensation cost is recognized, and disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123. SFAS No. 123R, which was effective for us beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We have decided to adopt SFAS No. 123R using the modified prospective method. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under historical literature.
     During the three months ended September 30, 2005, we recognized approximately $7.7 million of compensation expense related to the expensing of stock options and restricted stock in accordance with SFAS No. 123R. Approximately $7.2 million and $0.5 million of this amount is included in selling, general and administrative expenses and research and development expenses, respectively, in the accompanying condensed consolidated statements of income.

RESULTS OF OPERATIONS
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2005	2004
Net revenues	100.0%	100.0%
Gross profit	85.6	84.4
Operating expenses	63.5 **	83.0 *

Operating income	22.1	1.4
Interest income (expense), net	1.7	(0.1)

Income before income tax expense	23.8	1.3
Income tax expense	(8.8)	(0.1)

Net income	15.0%	1.2%

* Included in operating expenses is $30.7 million (34.6% of net revenues) related to our exclusive license agreement with Q-Med for the development of SubQTM and $0.1 million (0.1% of net revenues) of compensation expense related to restricted stock.
** Included in operating expenses is $7.7 million (9.2% of net revenues) of compensation expense related to stock options and restricted stock, and $0.7 million (0.8% of net revenues) of business integration planning costs related to the proposed merger with Inamed.
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Net Revenues
     The following table sets forth the net revenues for the three months ended September 30, 2005 (the “first quarter of fiscal 2006”) and September 30, 2004 (the “first quarter of fiscal 2005”), along with the percentage of net revenues for each of our product categories (dollar amounts in millions):

	First Quarter	First Quarter
	Fiscal 2006	Fiscal 2005	$ Change		% Change
Net product revenues	$79.4	$72.1		$7.3	10.1%
Net contract revenues	$3.9	$16.7		$(12.8)	(76.9)%

Net revenues	$83.3	$88.8	$	(5.5)	(6.3)%

	First Quarter	First Quarter
	Fiscal 2006	Fiscal 2005	Change
Acne and acne-related dermatological products	32.6%	31.3%	1.3%
Non-acne dermatological products	56.2%	44.7%	11.5%
Non-dermatological products	11.2%	24.0%	(12.8)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues decreased during the first quarter of fiscal 2006 primarily as a result of a decrease in net contract revenues associated with licensing agreements and authorized generic agreements. Net contract revenues decreased primarily due to a decrease in contract revenues during the first quarter of fiscal 2006 related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Core brand revenues, which are included in net product revenues and includes revenues associated with RESTYLANE®, DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, TRIAZ® and VANOS™, represented approximately $71.8 million, or approximately 86.2% of net revenues, during the first quarter of fiscal 2006, an increase of approximately 7.2%, compared to core brand revenues of approximately $67.0 million, or approximately 75.4% of net revenues, for the first quarter of fiscal 2005. Net revenues associated with our acne and acne-related dermatological products increased slightly as a percentage of net revenues during the first quarter of fiscal 2006, and was consistent in net dollars with the net revenues recognized during the first quarter of fiscal 2005. Net revenues associated with our non-acne dermatological products increased as a percentage of net revenues, and increased in net dollars by 18.0% during the first quarter of fiscal 2006, primarily due to an increase in sales of RESTYLANE®. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues primarily due to the decrease in contract revenues discussed above.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to acquired products is not included in gross profit. Amortization expense related to these intangible assets for the first quarter of fiscal 2006 and 2005 was approximately $5.6 million and $4.4 million, respectively. Product sales mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the first quarter of fiscal 2006 and 2005, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	First Quarter	First Quarter
	Fiscal 2006	Fiscal 2005	$Change	% Change
Gross profit	$71.2	$75.0	$(3.8)	(5.0)%
% of net revenues	85.6%	84.4%
     The decrease in gross profit during the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005 was due to the decrease in our net revenues. The increase in gross profit as a percentage of net revenues was primarily due to the different sales mix of products sold during the first quarter of fiscal 2006, compared to during the first quarter of fiscal 2005.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the first quarter of fiscal 2006 and 2005, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	First Quarter	First Quarter
	Fiscal 2006	Fiscal 2005	$ Change	% Change
Selling, general and administrative	$41.5	$32.9	$8.6	26.0%
% of net revenues	49.8%	37.1%
Share-based compensation expense included in selling, general and administrative	$7.2	$0.1	$7.1	5,479.7%

     The increase in selling, general and administrative expenses from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was attributable to approximately $7.1 million of additional share-based compensation expense recognized upon our adoption of SFAS No. 123R, approximately $0.7 million of business integration planning costs related to the proposed merger with Inamed, and $1.5 million of additional selling, general and administrative expenses incurred during the first quarter of fiscal 2006, partially offset by approximately $0.7 million of professional fees related to a research and development collaboration with Q-Med for the development of SubQTM incurred during the first quarter of fiscal 2005.
Research and Development Expenses
     The following table sets forth our research and development expenses for the first quarter of fiscal 2006 and 2005 (dollars amounts in millions):

	First Quarter	First Quarter
	Fiscal 2006	Fiscal 2005	$ Change	% Change
Research and development	$5.1	$35.8	$(30.7)	(85.9)%
Charges included in research and development	—	30.0	(30.0)	(100.0)%
Share-based compensation expense included in research and development	$0.5	—	$0.5	100.0%
     The decrease in research and development expenses from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was attributable to a $30.0 million research and development payment related to a license agreement with Q-Med for the development of SubQTM incurred during the first quarter of fiscal 2005, $0.5 million of compensation expense for stock options and restricted stock recognized upon our adoption of SFAS No. 123R incurred during the first quarter of fiscal 2006, and $1.2 million related to the timing of various research and development projects. We expect research and development expenses to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the first quarter of fiscal 2006 increased $1.3 million, or 25.3%, to $6.3 million from $5.0 million during the first quarter of fiscal 2005. This increase was primarily due to increased amortization that began during the third quarter of fiscal 2005 related to certain intangible assets whose useful lives were determined to be shorter than originally estimated.
Interest Income
     Interest income during the first quarter of fiscal 2006 increased $1.6 million, or 63.3%, to $4.1 million from $2.5 million during the first quarter of fiscal 2005, primarily due to an increase in the interest rates achieved by our invested funds during the first quarter of fiscal 2006.
Interest Expense
     Interest expense during the first quarter of fiscal 2006 remained consistent with the first quarter of fiscal 2005, at $2.7 million. Our interest expense during the first quarter of fiscal 2006 and 2005 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. See Note 11 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.

Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the first quarters of fiscal 2006 and 2005 (dollar amounts in millions):

	First Quarter	First Quarter
	Fiscal 2006	Fiscal 2005	$ Change	% Change
Income tax expense	$7.4	$0.1	$7.3	7,676.9%
Effective tax rate	37.2%	8.5%
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, tax-exempt interest, charitable contribution deductions and research and development tax credits available in the U.S.. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and development tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.
     Income tax expense during the first quarter of fiscal 2006 increased 7,676.9%, or $7.3 million, to $7.4 million, from income tax expense of $0.1 million in the first quarter of fiscal 2005. The increase in income tax expense was primarily due to the increase in our pre-tax income for the same period. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Based on information currently available, we believe that our fiscal 2006 rate will be approximately 37%. The estimate of our fiscal 2006 effective tax rate is higher than our fiscal 2005 effective tax rate of 34.4% primarily due to: (i) the statutory expiration of the U.S. research and development tax credit on December 31, 2005, (ii) higher income taxes in foreign jurisdictions in which we operate, (iii) an increase in the relative weighting of taxable interest income in our mix of taxable and tax-exempt interest income and (iv) the adoption of SFAS No. 123R which precludes the recognition of tax benefits relating to the expensing of share based awards that are not ordinarily designed to result in a tax deduction.

LIQUIDITY AND CAPITAL RESOURCES
Overview
     The following table highlights selected cash flow components for the first quarters of fiscal 2006 and 2005, and selected balance sheet components as of September 30, 2005 and June 30, 2005 (dollar amounts in millions):

	First Quarter	First Quarter
	Fiscal 2006	Fiscal 2005	$ Change	% Change
Cash provided by (used in):
Operating activities	$28.1	$13.9	$14.2	101.8%
Investing activities	45.7	96.5	(50.8)	(52.6)%
Financing activities	(1.5)	(59.1)	57.6	97.5%

	Sept. 30, 2005	June 30, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$628.4	$603.6	$24.8	4.1%
Working capital	625.4	600.1	25.3	4.2%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
Working Capital
     Working capital as of September 30, 2005 and June 30, 2005 consisted of the following (dollar amounts in millions):

	Sept. 30, 2005	June 30, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$628.4	$603.6	$24.8	4.1%
Accounts receivable, net	43.3	47.2	(3.9)	(8.2)%
Inventories, net	19.7	20.7	(1.0)	(4.8)%
Deferred tax assets, net	8.5	11.0	(2.5)	(22.9)%
Other current assets	13.1	16.4	(3.3)	(20.3)%

Total current assets	713.0	698.9	14.1	2.0%

Accounts payable	26.6	30.8	(4.2)	(13.6)%
Short-term contract obligation	27.4	27.4	—	—
Income taxes payable	7.5	10.2	(2.7)	(26.9)%
Other current liabilities	26.1	30.4	(4.3)	(14.2)%

Total current liabilities	87.6	98.8	(11.2)	(11.4)%

Working capital	$625.4	$600.1	$25.3	4.2%

     The increase in our cash, cash equivalents and short-term investments and working capital were primarily due to $28.1 million of operating cash flow generated during the first quarter of fiscal 2006.
     Our cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale needs. Other than the cash necessary to fund the cash portion of the merger consideration for the Inamed transaction, management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. However, in order to provide for greater financial flexibility and liquidity, we may raise additional capital from time to time. In addition, in order to fund the cash portion of the merger consideration for the Inamed transaction, we will raise additional capital.
     We are currently pursuing additional headquarter office space to accommodate our expected long-term growth.

Operating Activities
     Net cash provided by operating activities during the first quarter of fiscal 2006 increased 101.8%, or $14.2 million, to $28.1 million from $13.9 million during the first quarter of fiscal 2005. The increase was primarily attributable to the $30.0 million research and development payment made in connection with the Q-Med licensing agreement for the development of SubQTM during the first quarter of fiscal 2005.
Investing Activities
     Net cash provided by investing activities during the first quarter of fiscal 2006 was $45.7 million, compared to net cash provided by investing activities during the first quarter of fiscal 2005 of $96.5 million. The change in net cash provided by investing activities was due to the net purchases or sales of our short-term investments during the respective quarters.
Financing Activities
     Net cash used in financing activities during the first quarter of fiscal 2006 was $1.5 million, compared to net cash used in financing activities of $59.1 million during the first quarter of fiscal 2005. The change was primarily attributable to the purchase of $65.9 million of treasury stock during the first quarter of fiscal 2005 while no cash was used to purchase treasury stock during the first quarter of fiscal 2006.
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
     Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $85.2 million of current liabilities at September 30, 2005. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
     On March 20, 2005, Medicis entered into a Senior Secured Financing Commitment Letter with Deutsche Bank Trust Company Americas and Deutsche Securities Inc. (the “Letter”). Subject to the terms and conditions of the Letter, Deutsche Bank Trust Company Americas and Deutsche Securities Inc. have committed to provide $650.0 million of senior secured financing to Medicis. The Letter provides that the committed financing would mature in seven years and bear interest at an adjustable rate plus – London Interbank Offered Rate (“LIBOR”). The indebtedness would be guaranteed by the Medicis’ domestic subsidiaries and secured by all assets and stock owned by Medicis and its domestic subsidiaries. The Letter includes customary conditions to funding, including, without limitation, no material adverse change to the market for credit facilities similar in nature to the facility contemplated by the Letter that has had a material adverse effect on syndication, the absence of a material adverse effect on Inamed, certain ratings requirements, the accuracy of representations and warranties of the parties, and the absence of a material adverse effect on Inamed relating to the SEC’s investigation of Inamed as disclosed in Inamed’s Annual Report on Form 10-K for the year ended December 31, 2004. The Letter was entered into in connection with the acquisition and execution of the Agreement and Plan of Merger.

     We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005. The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. As of November 8, 2005, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
Repurchases of Common Stock
     During the three months ended September 30, 2004, we purchased 1,743,800 shares of its Class A common stock in the open market at an average price of $37.76 per share. These stock purchases were made in accordance with a stock repurchase program that was approved by our Board of Directors in August 2004. This program provided for the repurchase of up to $150 million of Class A common stock at such times as management determined. As of September 30, 2005, we had repurchased a total of approximately $150.0 million of Class A common stock pursuant to this program, all during the six months ended December 31, 2004. As the purchase limit had been reached, the plan was terminated. During the three months ended September 30, 2005, we did not purchase any shares of our Class A common stock. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.
Dividends
     Since the beginning of fiscal 2004, we have paid quarterly cash dividends aggregating $13.5 million on our common stock. In addition, on September 14, 2005, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on October 31, 2005 to our stockholders of record at the close of business on October 3, 2005. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Line of Credit
     We have a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by us, at our discretion, and is collateralized by certain short-term investments. Any outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day LIBOR and expires in November 2006. The agreement requires us to comply with certain covenants, including covenants relating to our financial condition and results of operation; we are in compliance with all such covenants and have not drawn on this credit facility.
Off-Balance Sheet Arrangements
     As of September 30, 2005, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2005. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our condensed consolidated financial statements and are important in understanding our financial condition and results of operations.
Revenue Recognition
     Revenue from product sales is recognized primarily when the merchandise is received by an unrelated third party pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.
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
     Contract Chargebacks
     We have agreements for contract pricing with several entities, whereby pricing on products is extended below wholesaler list price. These parties purchase products through wholesalers at the lower contract price, and the wholesalers charge the difference between their acquisition cost and the lower contract price back to us. We account for chargebacks by establishing an allowance reducing accounts receivable based on our estimate of chargeback claims attributable to a sale. We determine our estimate of chargebacks based on historical experience and changes to current contract prices. We also consider our claim processing lag time and adjust the allowance periodically throughout each quarter to reflect actual experience.
     Total Allowances
     Accounts receivable are presented net of allowances related to the above provisions, which approximated $14.2 million and $19.1 million at September 30, 2005 and June 30, 2005, respectively.
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
     Accrued liabilities include reserves of approximately $6.2 million and $5.3 million at September 30, 2005 and June 30, 2005, respectively, for estimated managed care and Medicaid rebates.

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
Share-Based Compensation
     As part of our adoption of SFAS No. 123R as of July 1, 2005, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors.
     If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional stock-based compensation expense or income tax expense, which could be material to our results of operations.
     As of September 30, 2005, total unrecognized compensation cost related to nonvested stock option awards was approximately $71.5 million and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years. Approximately $49.7 million of this amount relates to options that would accelerate and be immediately expensed upon closing of the merger transaction between Medicis and Inamed.
Goodwill and Other Identifiable Intangible Assets
     We have in the past made acquisitions of products and businesses that include goodwill, license agreements, product rights and other identifiable intangible assets. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.
     When we determine that the carrying value of goodwill and other identifiable intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we first will perform an assessment of the asset’s recoverability based on expected undiscounted future net cash flow and, if the amount is less than the asset’s value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We are required to perform an annual impairment review, and more frequently under certain circumstances. Goodwill is subjected to this test during the fourth quarter of our fiscal year. The impairment review process compares the fair value of the reporting unit to its carrying value. If we determine through the impairment process that goodwill has been impaired, we will record the impairment charge in the statement of income. As of September 30, 2005, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     As a result of our acquisitions, we included approximately $64.7 million of goodwill on our condensed consolidated balance sheets as of September 30, 2005 and June 30, 2005.
     As a result of our acquisitions of product rights and other identifiable intangible assets, we have included approximately $254.2 million and $259.5 million as net intangible assets on our consolidated balance sheets as of September 30, 2005 and June 30, 2005, respectively. Estimated amortization expense for other identifiable intangible assets as of June 30, 2005 is approximately $22.4 million for the fiscal year ended June 30, 2006, approximately $21.5 million for the fiscal years ended June 30, 2007 and June 30, 2008, approximately $20.7 million for the fiscal year ended June 30, 2009, and approximately $16.4 million for the fiscal year ended June 30, 2010.
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate because of state and local income taxes, tax-exempt interest, charitable contribution deductions, nondeductible expenses and research and experimentation tax credits available in the U.S.. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and experimentation tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.
     Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at September 30, 2005. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
     Deferred income taxes are presented net of a valuation allowance of approximately $17.5 million as of September 30, 2005 and June 30, 2005. The valuation allowance relates to attributes acquired in the merger with Ascent that will not be realized based on the statutory limitations under the change in control provisions of the Internal Revenue Code.
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

     During the first quarter of fiscal year 2005, we incurred and expensed an approximately $30.7 million up-front development payment related to a research and development collaboration. Of the $30.7 million expensed during the first quarter of fiscal 2005, approximately $0.7 million were professional fees incurred related to the completion of the collaboration agreement and were included in selling, general and administrative expenses.
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
     EITF No. 04-1 is effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004. EITF No. 04-1 will apply to the merger with Inamed. The amount and timing of any such gains or losses we might record is dependent upon what we acquire and when the merger is consummated. We currently expect to record a loss of $16.5 million related to the settlement of certain litigation with Inamed.
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS No. 123R. This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in this FSP upon its adoption of SFAS No. 123R.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “intend,” “plan,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;

•	changes in our product mix;

•	changes in prescription levels and the effect of economic changes in hurricane-effected areas;

•	manufacturing or supply interruptions;

•	competitive developments affecting our current growth products, such as the recent FDA approval of HYLAFORM®, HYLAFORM PLUS® and CAPTIQUE®, competitors to RESTYLANE®, a generic form of our DYNACIN® Tablets product and generic forms of our LOPROX® TS and LOPROX® Cream products;

•	importation of other dermal filler products;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	our ability to protect our patents and other intellectual property;

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings;

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	the receipt of required regulatory approvals for our merger with Inamed (including the approval of antitrust authorities necessary to complete the merger);

•	the ability to realize the anticipated synergies and benefits of the merger with Inamed;

•	the ability to timely and cost-effectively integrate Inamed’s and Medicis’ operations;

•	access to available and feasible financing (including financing for the merger with Inamed) on a timely basis;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals, including the recent approvable letter received from the FDA by Inamed relating to Inamed’s responsive silicone gel filled breast implants;

•	growth in costs and expenses; and

•	the impact of acquisitions, divestitures and other significant corporate transactions, including the merger with Inamed.
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and our Registration Statement on Form S-4 (Registration No. 333-129372) contain discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which is incorporated herein by reference and which you should review. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2005, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
Item 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005 and have concluded that, as of such date our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     During the three months ended September 30, 2005, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

     On June 21, 2004, the United States International Trade Commission (“ITC”) instituted an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, at the request of Inamed. The investigation identified Medicis Aesthetics, Inc., a wholly owned subsidiary of our company, and Q-Med as respondents in the investigation regarding Inamed’s allegation of infringement of its U.S. Patent No. 4,803,075, dated February 7, 1989, by the dermal filler, RESTYLANE®. On September 16, 2004, Inamed moved to add our distributor, McKesson Corporation (“McKesson”), as a respondent. The motion was granted by the Administrative Law Judge (“ALJ”) and affirmed by the ITC during November 2004. Inamed also filed a parallel infringement action against us and Q-Med in the U.S. District Court of the Southern District of California regarding the same patent. Inamed amended its complaint to add McKesson as a party to this action as well. This action was stayed pending the outcome of the ITC investigation. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) and related transactions entered into by Medicis, Inamed and a wholly-owned subsidiary of Medicis on March 20, 2005, Inamed filed a motion to dismiss with prejudice Inamed’s patent infringement action. In addition, Inamed consented to the dismissal of the ITC matter, which has been granted and has been made final. As consideration for Inamed’s dismissal of the litigation against Medicis, Medicis agreed to pay Inamed $16.5 million if either the $70.0 million termination fee or the $10.0 million expense fee becomes payable by Medicis pursuant to Section 5.10(c) of the Merger Agreement or if the Merger Agreement is terminated because Medicis stockholders do not approve the issuance of shares pursuant to the Merger Agreement. If the transaction is terminated as a result of Inamed’s shareholders voting against the adoption of the Merger Agreement, then these fees will not be payable by Medicis.
     The government has notified us that we have been named as a defendant in a qui tam (whistleblower) lawsuit filed under the federal False Claims Act. We are cooperating with the government in its investigation, which relates to our marketing and promotion of LOPROX® products to pediatricians prior to our May 2004, disposition of its pediatric sales division.
     On October 27, 2005, we filed suit against Upsher-Smith Laboratories, Inc. of Plymouth, Minnesota and against Prasco Laboratories of Cincinnati, Ohio for infringement of Patent No. 6,905,675 entitled “Sulfur Containing Dermatological Compositions and Methods for Reducing Malodors in Dermatological Compositions” covering our sodium sulfacetamide/sulfur technology. This intellectual property is key in our PLEXION® Cleanser product. The suit was filed in the U.S. District Court for the District of Arizona, and seeks an award of damages, as well as a preliminary and a permanent injunction.
     We and certain of our subsidiaries are parties to other actions and proceedings incident to our businesses, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. Although the outcome of these actions is not presently determinable, it is the opinion of our management, based upon the information available at this time, the litigation is either covered by insurance and/or established reserves, or in some cases rights of offset and/or indemnification, and that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial condition, although an adverse resolution in any reporting period of one or more of the proceedings could have a material impact on the results of operations for that period.

Item 6. EXHIBITS

Exhibit 10.10	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan

Exhibit 10.11	Waiver Agreement between Jonah Shacknai and the Company, effective as of July 15, 2005

Exhibit 10.12	Waiver Agreement between Mark A. Prygocki, Sr. and the Company, effective as of July 15, 2005

Exhibit 10.13	Waiver Agreement between Richard J. Havens and the Company, effective as of July 15, 2005

Exhibit 10.14	Waiver Agreement between Mitchell S. Wortzman, Ph.D. and the Company, effective as of July 15, 2005

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: November 9, 2005	By:	/s/ Jonah Shacknai

Jonah Shacknai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	By:	/s/ Mark A. Prygocki, Sr.

Mark A. Prygocki, Sr.
Executive Vice President
Chief Financial Officer, Corporate
Secretary and Treasurer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit 10.10	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan

Exhibit 10.11	Waiver Agreement between Jonah Shacknai and the Company, effective as of July 15, 2005

Exhibit 10.12	Waiver Agreement between Mark A. Prygocki, Sr. and the Company, effective as of July 15, 2005

Exhibit 10.13	Waiver Agreement between Richard J. Havens and the Company, effective as of July 15, 2005

Exhibit 10.14	Waiver Agreement between Mitchell S. Wortzman, Ph.D. and the Company, effective as of July 15, 2005

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002