Form 10-KT
period 2005-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2006-03-16
CIK 859368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/T

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended .

or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2005 to December 31, 2005
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
NONE
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K/ T     ☐.
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer     ☐          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     ☐          No ☑
      The aggregate market value of the voting stock held on December 31, 2005 by non-affiliates of the registrant was $1,225,975,222 based on the closing price of $32.05 per share as reported on the New York Stock Exchange on December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of March 10, 2006, there were 54,427,972, outstanding shares of Class A common stock.
      Documents incorporated by reference:
      Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Form 10-K/ T to the extent stated herein.

PART I
Item 1.     Business
Change in Fiscal Year
      Effective December 31, 2005, Medicis Pharmaceutical Corporation (“Medicis”, the “Company”, or as used in the context of “we”, “us” or “our”) changed its fiscal year end from June 30 to December 31. This change was made to align our fiscal year end with other companies within our industry. This Form 10-K/ T is intended to cover the transition report for the period July 1, 2005 through December 31, 2005 (the “Transition Period”). Subsequent to this, our Form 10-K will cover the calendar year January 1 to December 31. We refer to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005”, the period beginning July 1, 2003 and ending June 30, 2004 as “fiscal 2004” and the period beginning July 1, 2002 and ending June 30, 2003 as “fiscal 2003”.
The Company
      Medicis Pharmaceutical Corporation, together with its wholly owned subsidiaries, is a leading independent specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products for the treatment of dermatological and aesthetic conditions in the United States and Canada, and podiatric conditions in the United States. We believe that annual U.S. pharmaceutical sales in the dermatological market exceed $5 billion. According to the American Society for Aesthetic Plastic Surgery, a national not-for-profit organization for education and research in cosmetic plastic surgery, nearly 11.5 million surgical and non-surgical cosmetic procedures were performed in the United States during 2005, including approximately 9.3 million non-surgical cosmetic procedures.
      We have built our business by executing a four-part growth strategy: promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate relationships of trust and confidence with the high prescribing dermatologists and podiatrists and the leading plastic surgeons in the United States.
      We offer a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). We currently offer 15 branded products. Our core brands are DYNACIN® (minocycline HCI), LOPROX® (ciclopirox), OMNICEF® (cefdinir), PLEXION® (sodium sulfacetamide/sulfur), RESTYLANE® (hyaluronic acid), TRIAZ® (benzoyl peroxide), and VANOStm (fluocinonide) Cream 0.1%. All of our core brands enjoy branded market leadership in the segments in which they compete. Because of the significance of these brands to our business, we concentrate our sales and marketing efforts in promoting them to physicians in our target markets. We also sell a number of other products that are considered less critical to our business.
      We also develop and obtain marketing and distribution rights to pharmaceutical agents in various stages of development. We have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our product development strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. In 2003, we expanded into the dermal aesthetic market through our acquisition of the exclusive United States and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANEtm and RESTYLANE FINE LINEStm. As a result of our increasing financial strength, we have begun adding long-term projects to our development pipeline. Historically, we have supplemented our research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies.

      OMNICEF® is a trademark of Fujisawa Pharmaceutical Co. Ltd. and is used under a license from Abbott Laboratories, Inc. (“Abbott”). On April 1, 2005, Fujisawa Pharmaceutical Co. Ltd. merged with Yamanouchi Pharmaceutical Co. Ltd., creating Astelles Pharma, Inc.
Our Products
      We currently market 15 branded products. Our sales and marketing efforts are currently focused on our core brands, which, during the Transition Period and fiscal 2005, accounted for approximately 84% and 76%, respectively, of our total net revenues. The following chart details certain important features of our core brands:

Brand	Treatment	U.S. Market Impact

DYNACIN®	Oral adjunctive treatment for severe acne	The number one branded minocycline product in the U.S., DYNACIN® tablets and capsules are available in a range of strengths
LOPROX®	Topical treatment for certain fungal and yeast infections in adults	A leading antifungal agent, including the number one branded shampoo for seborrheic dermatitis
OMNICEF®	A patented oral cephalosporin for skin and skin-structure infections	Superior kill rate compared to most frequently prescribed antibiotic for this indication
PLEXION®	Topical treatments for acne vulgaris, acne rosacea and seborrheic dermatitis	Includes the leading branded prescription cleanser indicated for the treatment of rosacea, and the first prescription cleansing cloth for the treatment of acne and rosacea
RESTYLANE®	Injectable gel for treatment of severe facial wrinkles and folds, such as nasolabial folds	Launched on January 6, 2004, following approval by the Food and Drug Administration (“FDA”) on December 12, 2003, is the leading worldwide injectible dermal filler
TRIAZ®	Topical patented gel and cleanser and patent-pending pad treatments for acne	The leading branded prescription benzoyl peroxide product
VANOS tm	Super-high potency topical corticosteroid for the treatment of plaque-type psoriasis in adult patients affecting up to 10% body surface area	Launched on April 19, 2005 following FDA approval on February 11, 2005
Prescription Pharmaceuticals
      Our principal branded pharmaceutical products are described below:
      DYNACIN® is an oral antibiotic, available in 50-mg., 75-mg. and 100-mg. tablet and capsule dosage forms, and is prescribed as an adjunctive therapy in severe acne. The most commonly prescribed systemic acne treatments are tetracycline and its derivatives, minocycline and doxycycline. Minocycline, the active ingredient in DYNACIN®, is widely prescribed for the treatment of acne for several reasons. It has a more convenient dosing schedule, two doses per day, as compared to other forms of tetracycline, which can require up to four doses per day. Other forms of tetracycline, including doxycycline, require ingestion on an empty stomach and have been reported to often cause gastric irritation and photosensitivity. In addition, resistance to several commonly used antibiotics, including erythromycin, clindamycin, doxycycline and tetracycline, by the primary bacterial organism responsible for acne has been documented. Our DYNACIN® products compete with branded products such as Doryx®, Adoxa®, Monodox®, and myractm, as well as various generic products. DYNACIN® capsules were launched in fiscal 1993 with 50-mg. and 100-mg. dosage forms available. We launched DYNACIN® capsules in a 75-mg. dosage form in fiscal 1999. During fiscal 2003, we launched

DYNACIN® in tablet form in 75-mg. and 100-mg. dosages, and we launched the 50-mg. dosage in fiscal 2004.
      LOPROX® gel is a broad-spectrum prescription antifungal agent indicated for the topical treatment of interdigital tinea pedis, tinea corporis, and the topical treatment of seborrheic dermatitis of the scalp. Currently, LOPROX® Gel is the only gel approved in the United States for seborrheic dermatitis. In addition to the gel formulation of LOPROX®, we market LOPROX® cream and topical suspension for the topical treatment of tinea pedis, tinea corporis, tinea cruris, tinea versicolor and cutaneous candidiasis. LOPROX® works with a unique mode of action and has been shown to have fungistatic and fungicidal properties. The most frequently prescribed topical antifungal products in addition to LOPROX® include competitor products Spectazole®, Nizoral®, Oxistat® and Lotrisone® (steroid/antifungal combination). There are also generic versions of many of our LOPROX® products available in the market. During fiscal 2003, we launched LOPROX® Shampoo, which was the first prescription antifungal shampoo approved in the United States for the treatment of seborrheic dermatitis of the scalp, a common fungal infection.
      OMNICEF® is indicated for the treatment of uncomplicated skin and skin-structure infections. Studies show that OMNICEF® has superior pathogen eradication rates versus Cephalexin, the most frequently prescribed antibiotic for uncomplicated skin and skin-structure infections. OMNICEF® has been promoted to dermatologists and podiatrists since May 2001 pursuant to our exclusive co-promotion agreement with Abbott. In return, we receive commission revenue from Abbott based on prescriptions generated in these categories. Our agreement with Abbott expires in 2013.
      PLEXION® treats acne vulgaris, acne rosacea and seborrheic dermatitis with internally developed cleanser and topical therapies. Acne rosacea is a chronic skin condition causing inflammation and redness of the face. The active ingredients in our PLEXION® products are sodium sulfacetamide and sulfur. PLEXION®, the patented leading branded prescription cleanser indicated for the treatment of acne rosacea, was launched in fiscal 2000. The topical acne rosacea market is comprised of competitor products such as MetroGel®, MetroCream® and MetroLotion®. PLEXION TS®, a gentle topical suspension, was launched in fiscal 2001. In addition, during fiscal 2002 we launched PLEXION SCT®, a short contact therapy with a silica base that helps remove impurities from the skin pores. During fiscal 2005, we launched the first prescription cleansing cloth, PLEXION® Cleansing Cloths. Within its first three months on the market, PLEXION® Cleansing Cloths became the leading branded sodium sulfacetamide and sulfur cleansing formulation in new prescriptions.
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
      VANOStm cream, launched to dermatologists in April 2005 after approval by the FDA on February 11, 2005, is a super-high potency (Class I) topical corticosteroid indicated for the treatment of plaque-type psoriasis in adult patients. Plaque-type psoriasis is the most common form of psoriasis, a chronic, recurrent skin disorder affecting up to 2% of the United States population and characterized by scaling, often itching plaques in certain areas of the body that typically follow a course of exacerbation and remission. The active ingredient in VANOStm is fluocinonide 0.1%, and is the only fluocinonide available in the Class I category of topical corticosteroids. Physicians may already be familiar with the fluocinonide 0.05%, the active ingredient in another of our products, the Class II corticosteroid LIDEX®. Two double blind clinical studies have demonstrated the efficacy, safety and tolerability of VANOStm. Its base was formulated to have the cosmetic elegance of a cream, yet behave like an ointment on the skin. In addition, physicians have the flexibility of prescribing VANOStm either once or twice daily. Considering that plaque-type psoriasis is recognized as a major challenge for physicians, and that VANOStm is a new entry in its category, we believe VANOStm will be an important treatment option for patients that suffer from plaque-type psoriasis. On March 2, 2006, the FDA broadened the indication of VANOS, and it is now indicated as a primary therapy for all inflammatory and pruritic skin conditions in patients 12 years of age of older which are responsive to cortocosteroids. Such conditions include eczema and poison ivy, which occur commonly.
Dermal Restorative Products
      Our principal branded dermal restorative products are described below:
      RESTYLANE®, PERLANEtm, RESTYLANE FINE LINEStm and SubQtm are injectable, transparent, Non-Animal-Stabilized-Hyaluronic Acid (“NASHAtm”) gels, which require no patient sensitivity tests in advance of product administration. These “tissue tailored,” transparent, injectable products, which come in pre-packaged, glass syringes, have varying gel particle sizes which provide physicians with flexibility in treating fine lines and wrinkles and correcting deep facial folds. In the United States, the FDA regulates these products as medical devices. Medicis offers all four of these products in Canada, and began offering RESTYLANE® in the United States on January 6, 2004. PERLANEtm, RESTYLANE FINE LINEStm and SubQtm have not yet been approved by the FDA for use in the United States. SubQtm was approved for use in Canada on June 23, 2005. We acquired the exclusive U.S. and Canadian rights to these dermal restorative products from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates (collectively “Q-Med”) through license agreements.
Research and Development
      We develop and obtain rights to pharmaceutical agents in various stages of development. Currently, we have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our product development strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. As a result of our increasing financial strength, we have begun adding long-term projects to our development pipeline. Historically, we have supplemented our research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies.
      On September 26, 2002, we entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, as amended, we made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, a development milestone payment of $2.4 million to Dow during fiscal 2004 and development milestone payments totaling $11.9 million to Dow during the Transition Period. In accordance with the agreement between the parties, Medicis is required to make a potential additional payment of $1.0 million upon the certification that a certain development milestone has occurred. All payments were recorded as charges to research and development expense in the periods in which the milestones were achieved.
      On July 15, 2004, we entered into an exclusive license agreement and other ancillary documents with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQtm. Q-Med has the exclusive right to manufacture SubQtm for Medicis. SubQtm is currently not approved for use in the United States. Under the terms of the license agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQtm for approximately $80.0 million, due as follows: approximately $30.0 million paid on July 15, 2004, which was recorded as research and development expense during the first quarter of fiscal 2005; approximately $10.0 million upon successful completion of certain clinical milestones; approximately $20.0 million upon the satisfaction of certain defined regulatory milestones; and approximately $20.0 million upon U.S. launch of SubQtm. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones. SubQtm is comprised of the same NASHAtm substance as RESTYLANE®, PERLANEtm and RESTYLANE FINE LINEStm with a larger gel particle size and has patent protection until at least 2015 in the United States.

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
      On January 28, 2005, we amended our strategic alliance with aaiPharma, Inc. (“aaiPharma”) previously initiated in June 2002 for the development, commercialization and license of a dermatologic product. The consummation of the amendment has not affected the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to us, and provides that aaiPharma will continue to assist us with the development of the product on a fee for services basis. We will have no future financial obligations to pay aaiPharma on the attainment of clinical milestones, but we incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005, as part of the amendment and the assumption of all liabilities associated with the project.
      We incurred total research and development costs for all of our sponsored and unreimbursed co-sponsored pharmaceutical projects for the Transition Period, the corresponding six-month period of 2004, fiscal 2005, fiscal 2004 and fiscal 2003 of $22.4 million, $45.1 million, $65.7 million, $16.5 million and $29.6 million, respectively. Research and development costs for the Transition Period include $11.9 million paid to Dow pursuant to the development agreement. Research and development costs for the corresponding six-month period of 2004 include $30.0 million related to our license agreement with Q-Med related to the SubQtm product, and $5.0 million related to our development and license agreement with Ansata. Research and development costs for fiscal 2005 include $30.0 million related to our license agreement with Q-Med related to the SubQtm product, $5.0 million related to our development and license agreement with Ansata and $8.3 million related to our research and development collaboration with aaiPharma. Research and development costs for fiscal 2004 include $2.4 million paid to Dow pursuant to the development agreement. Research and development costs for fiscal 2003 include $14.2 million paid to Dow pursuant to the development agreement, and $6.0 million related to our research and development collaboration with aaiPharma.
Sales and Marketing
      Our combined dedicated sales force, consisting of 163 employees as of December 31, 2005, focuses on high prescribing dermatologists, plastic surgeons and podiatrists. Since a relatively small number of physicians are responsible for writing a majority of dermatological and podiatric prescriptions and performing dermal aesthetic procedures, we believe that the size of our sales force is appropriate to reach our target physicians. Our therapeutic dermatology and podiatric sales forces consist of 110 employees who regularly call on approximately 9,300 dermatologists and 3,200 podiatrists. Our dermal aesthetic sales force consists of 53 employees who regularly call on leading plastic surgeons, facial plastic surgeons, dermatologists and dermatologic surgeons. We also have seven national account managers who regularly call on managed care organizations, large retail chains, formularies and related organizations.
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

Warehousing and Distribution
      We utilize an independent national warehousing corporation to store and distribute our products from primarily two regional warehouses in Nevada and Georgia, as well as additional warehouses in Maryland and North Carolina. Upon the receipt of a purchase order through electronic data input (“EDI”), phone, mail or facsimile, the order is processed through our inventory management systems and is transmitted electronically to the appropriate warehouse for picking and packing. Upon shipment, the warehouse sends back to us via EDI the necessary information to automatically process the invoice in a timely manner.
Customers
      Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen Corporation (“AmerisourceBergen”), Cardinal Health, Inc. (“Cardinal”), McKesson Corporation (“McKesson”) and other major drug chains. During the Transition Period, the comparable six-month period in 2004, and the last three full fiscal years, these customers accounted for the following portions of our net revenues:

		Comparable
		Six-Month
	Transition	Period in	Fiscal	Fiscal	Fiscal
	Period	2004	2005	2004	2003

McKesson	54.9%	50.8%	51.2%	36.9%	20.2%
Cardinal	18.9%	19.7%	21.8%	23.8%	25.4%
Quality King	*	*	*	*	17.0%
AmerisourceBergen	*	*	*	*	15.5%

*	less than 10%
      McKesson is our sole distributor of our RESTYLANE® products in the United States and Canada. RESTYLANE®, our highest-selling product during the Transition Period and fiscal 2005, was launched in the United States in January 2004.
Seasonality
      Our business, taken as a whole, is not materially affected by seasonal factors, although a substantial portion of our prescription product revenues has been recognized in the last month of each quarter and we schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost.
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
Raw Materials
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
Trademarks, Patents and Proprietary Rights
      We believe that trademark protection is an important part of establishing product and brand recognition. We own a number of registered trademarks and trademark applications. U.S. federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce.
      We have obtained and licensed a number of patents covering key aspects of certain of our products, including a U.S. patent expiring in October 2015 covering various formulations of TRIAZ®, a U.S. patent expiring in 2015 covering RESTYLANE®, a U.S. patent expiring in 2020 covering PLEXION® cleanser formulation, a U.S. patent expiring in 2020 covering PLEXION® topical suspension and SCT formulations and a U.S. patent expiring in December 2021 covering VANOStm. We have patent applications pending relating to our PLEXION® cleansing cloths formulation and our LOPROX® gel and shampoo formulations. We are also pursuing several other U.S. and foreign patent applications.
      We rely and expect to continue to rely upon unpatented proprietary know-how and technological innovation in the development and manufacture of many of our principal products. Our policy is to require all our employees, consultants and advisors to enter into confidentiality agreements with us.
      Our success with our products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. As a result, if our patent applications are not approved or, even if approved, such patents are circumvented or not upheld in a legal proceeding, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.
      From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.
Competition
      The pharmaceutical and dermal aesthetics industries are characterized by intense competition, rapid product development and technological change. As a result, competition is intense among manufacturers of prescription pharmaceuticals and dermal injection products, such as for our core brands.
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
      The largest competitors for our prescription dermatological products include Bristol-Myers Squibb, Galderma, GlaxoSmithKline, Johnson & Johnson, Pfizer, sanofi-aventis, Schering-Plough, Valeant Pharmaceuticals, Wyeth and others. Several of our core prescription brands compete or may compete in the near future with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers. On July 18, 2004, Glades Pharmaceuticals, LLC (“Glades”), a wholly owned subsidiary of Stiefel Laboratories, Inc., announced the launch of myractm (minocycline hydrochloride tablets, USP), as a branded pharmaceutical product. Myractm tablets is a prescription product that competes directly with our DYNACIN® tablet products. During the third quarter of our fiscal 2005, myractm began being marketed as a generic product. On August 6, 2004, the FDA approved an Abbreviated New Drug Application (“ANDA”) submitted by Altana, Inc. (“Altana”) for its ciclopirox topical suspension, a generic version of our LOPROX® TS product. On December 29, 2004, the FDA approved an ANDA submitted by Altana for its ciclopirox cream, a generic version of our LOPROX® Cream product. On August 10, 2005, the FDA approved an ANDA submitted by Taro Pharmaceuticals U.S.A. Inc. (“Taro”) for its ciclopirox topical suspension, a generic version of our LOPROX® topical suspension. On March 7, 2006, the Perrigo Company announced that it received approval from the FDA to manufacture and market its ciclopirox olamine cream USP, 0.77%, a generic version of our LOPROX® Cream product.
      Our facial aesthetics products compete against Inamed Corporation (“Inamed”) and Allergan Inc. On December 6, 2005, Inamed announced that it had submitted the fourth and final module of its Premarket Approval Application for three formulations of Juvedermtm, a dermal filler product. Allergan Inc., the marketer of Botox®, is a larger company than Medicis, and has greater financial, marketing, sales and technical resources than those available to us. Allergan Inc. and Inamed are parties to a definitive merger agreement pursuant to which Allergan will acquire Inamed. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and, if approved, the companies producing such products could charge less to doctors for their products.

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
      Our RESTYLANE® dermal filler product is a medical device intended for human use and is subject to regulation by the FDA in the United States. Unless an exemption applies, each medical device we market in the U.S. must have a Premarket Approval Application (“PMA”) in accordance with the Federal Food, Drug, and Cosmetic Act, as amended, or a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market). FDA device regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety and efficacy data obtained under clinical protocols approved under an Investigational Device Exemption (“IDE”) and require compliance with “quality systems regulations” (“QSRs”), as verified by detailed FDA investigations of manufacturing facilities. These regulations also require post-approval reporting of alleged product defects, recalls and certain adverse experiences to the FDA. FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, QSRs and other general requirements that are also applicable to all classes of medical devices. Class II devices are subject to special controls in addition to general controls and generally require the submission of a premarket notification before marketing is permitted. Class III devices are subject to the most comprehensive regulation and in most cases require submission to the FDA of a PMA application that includes biocompatibility, manufacturing and clinical data supporting the safety and effectiveness of the device as well as compliance with the same provisions applicable to all medical devices such as QSRs. Annual reports must be submitted to the FDA, as well as descriptions of certain adverse events that are reported to the sponsor within specified timeframes of receipt of such reports. RESTYLANE® is regulated as a Class III medical device. RESTYLANE® has been approved by the FDA under a PMA.
      In general, products falling within the FDA’s definition of “new drugs” require premarket approval by the FDA. Products falling within the FDA’s definition of “cosmetics” or of “drugs” (if they are not also “new drugs”) and that are generally recognized as “safe and effective” do not require premarketing clearance although all drugs must comply with a host of post-market regulations, including manufacture under cGMP. The steps required before a “new drug” may be marketed in the United States include (i) preclinical laboratory and animal testing; (ii) manufacture under cGMP; (iii) submission to the FDA of an Investigational New Drug (or “IND”) application, which must become effective before clinical trials may commence; (iv) usually at least two adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (for some applications, the FDA may accept one large clinical trial) (v) submission to the FDA of a New Drug Application (or “NDA”); and (vi) FDA approval of the NDA before any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment must be registered with, and approved by, the FDA.
      New drugs may also be approved by the agency pursuant to an ANDA for generic drugs if the same active ingredient has previously been approved by the agency and the original sponsor of the NDA no longer has patent protection or statutory marketing exclusivity. Approval of an ANDA does not require the submission of clinical data on the safety and effectiveness of the drug product. However, the applicant must provide dissolution and/or metabolic studies to show that the active ingredient in the generic drug sponsor’s application is comparably available to the patent as the original product in the NDA upon which the ANDA is based.
      Preclinical or biocompatibility testing is generally conducted on laboratory animals to evaluate the potential safety and toxicity of a drug. The results of these studies are submitted to the FDA as a part of an IND or IDE application, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation of new drugs involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the relationship of safety to dose, and the pattern of drug distribution and metabolism. In Phase II, one or more clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy and expanded evidence of safety. In Phase III, at least two large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient confirmatory data to support the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.
      FDA approval is required before a ‘new drug’ product may be marketed in the United States. However, many historically over-the-counter (“OTC”) drugs are exempt from the FDA’s premarket approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of OTC drugs then in the market before enactment of the Drug Amendments of 1962. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. Before issuance of a final OTC drug monograph as a federal regulation, OTC drugs are classified by the FDA in one of three categories: Category I ingredients which are deemed “safe and effective for over-the-counter use;” Category II ingredients which are deemed “not generally recognized as safe and effective for over-the-counter use;” and Category III ingredients which are deemed “possibly safe and effective with studies ongoing.” Based upon the results of these ongoing studies, the FDA must reclassify all Category III ingredients as either Category I or Category II before issuance of a final monograph. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. Stated differently, the FDA generally permits continued marketing only of Category I and III products during the pendency of a final monograph. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are subject to various FDA regulations concerning, for example, cGMP, general and specific OTC labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.
      Each of the active ingredients in LOPROX® products and OMNICEF® products have been approved by the FDA under an NDA. The active ingredient in DYNACIN® branded products has been approved by the FDA under an ANDA. The active ingredient in the TRIAZ® products has been classified as a Category III ingredient under a tentative final FDA monograph for OTC use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (or “NDMA”), a trade association of OTC drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in the TRIAZ® products, is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which we sell on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. When the FDA issues the final monograph, one of several possible outcomes that may occur is that we may be required by the FDA to discontinue sales of TRIAZ® products until and unless we file an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® products from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against us and could have a material adverse effect on our business, financial condition and results of operations.
      Our TRIAZ® branded products must meet the composition and labeling requirements established by the FDA for products containing their respective basic ingredients. We believe that compliance with those established standards avoids the requirement for premarket clearance of these products. There can be no assurance that the FDA will not take a contrary position in the future. Our PLEXION® branded products, which contain the active ingredients sodium sulfacetamide and sulfur, are marketed under the FDA compliance policy entitled “Marketed New Drugs without Approved NDAs or ANDAs.”
      We believe that certain of our products, as they are promoted and intended by us for use, are exempt from being considered “new drugs” based upon the introduction date of their active ingredients and therefore do not require premarket clearance. There can be no assurance that the FDA will not take a contrary position in the future. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or withdraw such products from the market. We believe that these products are compliant with applicable regulations governing product safety, use of ingredients, labeling, promotion and manufacturing methods.
      We also will be subject to foreign regulatory authorities governing clinical trials and pharmaceutical sales for products we seek to market outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before marketing the product in those countries. The approval process varies from country to country, the approval process time required may be longer or shorter than that required for FDA approval, and any foreign regulatory agency may refuse to approve any product we submit for review.
Our History
      We filed our certificate of incorporation with the Secretary of State of Delaware on July 28, 1988. We completed our initial public offering during our fiscal year ended June 30, 1990, and launched our initial pharmaceutical products during our fiscal year ended June 30, 1991. During our fiscal year ended June 30, 2003, we acquired the exclusive U.S. and Canada license to the RESTYLANE® family of products.
Financial Information About Segments
      We operate in one significant business segment: Pharmaceuticals. Our current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. Information on revenues, operating income, identifiable assets and supplemental revenue of our business franchises appears in the consolidated financial statements included in Item 8 hereof.
Employees
      At December 31, 2005, we had 356 full-time employees. No employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.
Available Information
      We make available free of charge on or through our Internet website, www.medicis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available free of charge on or through our website our Business Code of Conduct and Ethics, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. The information contained on our website is not intended to be incorporated into this annual report on Form 10-K/T.

Item 1A.	Risk Factors
      Our statements in this report, other reports that we file with the Securities and Exchange Commission, our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements Within the meaning of Section 27A of the Securities Act of 1933, Section 21 of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project”, “intend,” “will”, “plan,” “believe”, “should”, “outlook”,

“could”, “target” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. These forward-looking statements reflect the current views of senior management with respect to future events and financial performance. No assurances can be given, however, that these activities, events or developments will occur or that such results will be achieved, and actual results may vary materially from those anticipated in any forward-looking statement. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.
      We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows.
Risks Related To Our Business

We derive a majority of our sales from our core products, and any factor adversely affecting sales of these products would harm our business, financial condition and results of operations
      We believe that the prescription volume of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the United States on January 6, 2004, will continue to constitute a significant portion of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. On December 6, 2005, Inamed announced that it had submitted the fourth and final module of its Premarket Approval Application for three formulations of Juvedermtm, a dermal filler product that would compete with RESTYLANE® if approved by the FDA. Many of our core prescription products, including DYNACIN® and LOPROX®, are subject to generic competition or may be in the near future. On July 18, 2004, Glades announced the launch of myractm (minocycline hydrochloride tablets, USP), as a branded pharmaceutical product. Myractm tablets is a prescription product that competes directly with our DYNACIN® tablet products. During the third quarter of our fiscal 2005, myractm began being marketed as a generic product. On August 6, 2004, the FDA approved an ANDA submitted by Altana for its ciclopirox topical suspension, a generic version of our LOPROX® TS product. On December 29, 2004, the FDA approved an ANDA submitted by Altana for its ciclopirox cream, a generic version of our LOPROX® cream product. On August 10, 2005, the FDA approved an ANDA submitted by Taro Pharmaceuticals U.S.A. Inc. (“Taro”) for its ciclopirox topical suspension, a generic version of our LOPROX® topical suspension. On March 7, 2006, the Perrigo Company announced that it received approval from the FDA to manufacture and market its ciclopirox olamine cream USP, 0.77%, a generic version of our LOPROX® Cream product. Each of our core products could be rendered obsolete or uneconomical by competitive changes, including generic competition.
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
      If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution. The government has notified us that we have been named as a defendant in a qui tam (whistleblower) lawsuit filed under the False Claims Act. We are cooperating with the government in its investigation, which relates to our marketing and promotion of LOPROX® products to pediatricians prior to our May 2004 disposition of our pediatric sales division.

Our operating results and financial condition may fluctuate
      Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development of new competitive products by others;

•	the timing and receipt of FDA approvals;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	changes in prescription levels and the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with the possible mutation of the avian form of influenza from birds or other animal species to humans, current human morbidity, and mortality levels persist following such potential mutation;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of core products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	seasonality of demand for our products;

•	our level of research and development activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations.
      As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance. The above factors may cause our operating results to fluctuate and adversely affect our financial condition and results of operations.

We will be unable to meet our anticipated development and commercialization timelines if clinical trials for our products are unsuccessful or delayed
      The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trials activities are subject to extensive regulation and review by numerous governmental authorities. Before obtaining regulatory approvals for the commercial sale of any products, we and/or our partners must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling and record-keeping procedures.
      Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected patient recruitment;

•	government or regulatory delays; and

•	unanticipated requests from the FDA for new or additional information.

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
      We are pursuing several United States patent applications; although we cannot be sure that any of these patents will ever be issued. We also have acquired rights under certain patents and patent applications in connection with our licenses to distribute products and by assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or patent application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or patent application.
      The ownership of a patent or an interest in a patent does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our technology. We only conduct patent searches to determine whether our products infringe upon any existing patents when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing to license such rights, otherwise we may be required to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights. A claim or finding of infringement regarding one of our products could harm our business, financial condition and results of operations. The costs of responding to infringement claims could be substantial and could require a substantial commitment of our management’s time. The expiration of patents may expose our products to additional competition.
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

If Q-Med is unable to protect its intellectual property and proprietary rights with respect to our dermal aesthetic enhancement products, our business could suffer
      RESTYLANE®, PERLANEtm and RESTYLANE FINE LINEStm currently have patent protection in the United States until 2015, and the exclusivity period of the license granted to us by Q-Med will terminate on the later of (i) the expiration of the last patent covering the products or (ii) upon the licensed know-how becoming publicly known. If the validity or enforceability of these patents is successfully challenged, the cost to us could be significant and our business may be harmed. For example, if any such challenges are successful, Q-Med may be unable to supply products to us. As a result, we may be unable to market, distribute and commercialize the products or it may no longer be profitable for us to do so.

We may not be able to collect all scheduled license payments from BioMarin
      As part of our asset purchase agreement, license agreement and securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 7 to our consolidated financial statements, BioMarin will make license payments to us of $2.1 million per quarter for four quarters beginning in July 2005; $1.75 million per quarter for the subsequent eight quarters beginning in July 2006; and $1.5 million per quarter for the subsequent four quarters beginning in July 2008. While we did receive all scheduled quarterly license payments during the Transition Period and during the fiscal year ending June 30, 2005, we cannot give any assurances as to BioMarin’s continuing ability to make payments to us. Currently, our revenue recognition of these payments is on a cash basis. In addition, we cannot give any assurances as to BioMarin’s ability to make the $70.6 million payment to us in 2009 for the purchase of all of the outstanding shares of Ascent Pediatrics.

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
      We reevaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. Products that we research or develop may not be successfully commercial-

ized. If we fail to take a product or technology from the development stage to market on a timely basis, we may incur significant expenses without a near-term financial return.
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

We may acquire companies in the future and these acquisitions could disrupt our business
      As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired, some of which may result in significant charges to earnings. If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors.

We may not be able to identify and acquire products, technologies and businesses on acceptable terms, if at all, which may constrain our growth
      Our strategy for continued growth includes the acquisition of products, technologies and businesses. These acquisitions could involve acquiring other pharmaceutical companies’ assets, products or technologies. In addition, we may seek to obtain licenses or other rights to develop, manufacture and distribute products. We cannot be certain that we will be able to identify suitable acquisition or licensing candidates, if they will be accretive in the near future, or if any will be available on acceptable terms. Other pharmaceutical companies, with greater financial, marketing and sales resources than we have, have also tried to grow through similar acquisition and licensing strategies. Because of their greater resources, our competitors may be able to offer better terms for an acquisition or license than we can offer, or they may be able to demonstrate a greater ability to market licensed products. In addition, even if we identify potential acquisitions and enter into definitive agreements relating to such acquisitions, we may not be able to consummate planned acquisitions on the terms originally agreed upon or at all. For example, on March 20, 2005, we entered into an agreement and plan of merger with Inamed, pursuant to which we agreed to acquire Inamed pursuant to the terms of such agreement. On December 13, 2005, we entered into a merger termination agreement with Inamed following Allergan Inc.’s exchange offer for all outstanding shares of Inamed, which was commenced on November 21, 2005.

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

We depend on a limited number of customers, and if we lose any of them, our business could be harmed
      Our customers include some of the United States’ leading wholesale pharmaceutical distributors, such as AmerisourceBergen, Cardinal, McKesson, and major drug chains. During the Transition Period, McKesson and Cardinal accounted for 54.9% and 18.9%, respectively, of our net revenues. During fiscal 2005, McKesson and Cardinal accounted for 51.2%, and 21.8%, respectively, of our net revenues. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers.

The consolidation of drug wholesalers could increase competition and pricing pressures throughout the pharmaceutical industry
      We sell our pharmaceutical products primarily through major wholesalers. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions. As a result, a smaller number of large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to our company, cause a reduction in the inventory levels of distributors and retailers, result in reductions in purchases of our products, increase competitive and pricing pressures on pharmaceutical manufacturers, any of which could harm our business, financial condition and results of operations.

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

We could experience difficulties in obtaining supplies of RESTYLANE®, PERLANETM, RESTYLANE FINE LINESTM and SubQTM
      The manufacturing process to create bulk non-animal stabilized hyaluronic acid necessary to produce RESTYLANE®, PERLANEtm, RESTYLANE FINE LINEStm and SubQtm products is technically complex and requires significant lead-time. Any failure by us to accurately forecast demand for finished product could result in an interruption in the supply of RESTYLANE®, PERLANEtm, RESTYLANE FINE LINEStm and SubQtm products and a resulting decrease in sales of the products.
      We depend exclusively on Q-Med for our supply of RESTYLANE®, PERLANEtm, RESTYLANE FINE LINEStm and SubQtm products. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a long-term license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, PERLANEtm, RESTYLANE FINE LINEStm and SubQtm at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale.

Supply interruptions may disrupt our inventory levels and the availability of our products
      Numerous factors could cause interruptions in the supply of our finished products, including:

•	timing, scheduling and prioritization of production by our contract manufacturers;

•	labor interruptions;

•	changes in our sources for manufacturing;

•	the timing and delivery of domestic and international shipments;

•	our failure to locate and obtain replacement manufacturers as needed on a timely basis;

•	conditions affecting the cost and availability of raw materials; and

•	hurricanes and other natural disasters.
      We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. These data are extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels. We observe trends from these data, and coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. There is no such timely data for the aesthetics market, in particular RESTYLANE®, our highest-selling product during the Transition Period and fiscal 2005. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production; underestimates may result in inadequate supply of our products in channels of distribution.
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

Fluctuations in demand for our products create inventory maintenance uncertainties
      As a result of customer buying patterns, a substantial portion of our prescription revenues has traditionally been recognized in the last month of each quarter, and we schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.

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

RESTYLANE® is a consumer product and as such, it is susceptible to changes in popular trends and applicable laws, which could adversely affect sales or product margins of RESTYLANE®
      RESTYLANE® is a consumer product. If we fail to anticipate, identify or react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the treatment of fine lines, wrinkles and deep facial folds, we may experience a decline in demand for RESTYLANE®. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports regarding the efficacy, safety or side effects of facial aesthetic products. Consumer perceptions of RESTYLANE® may be negatively impacted by these reports and other reasons.
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

Our publicly-filed reports are reviewed by the Securities and Exchange Commission (the “SEC”) from time to time and any significant changes required as a result of any such review may result in material liability to us, and have a material adverse impact on the trading price of our common stock
      The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.
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
      Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties
      Federal health care program anti-kickback statutes prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Although we believe that we are in compliance, our practices may be determined to fail to meet all of the criteria for safe harbor protection from anti-kickback liability. For example, we have been notified by the government that we have been named as a defendant in a qui tam (whistleblower) lawsuit filed under the federal False Claims Act, related to our marketing and promotion of LOPROX® products to pediatricians. See Item 3. Legal Proceedings of this Form 10-K/ T.
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
      Our competitors vary depending upon product categories. Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Among our largest competitors are Allergan, Bristol-Myers Squibb, Galderma, GlaxoSmithKline, Inamed, Johnson & Johnson, Pfizer, sanofi-aventis, Schering-Plough, Valeant Pharmaceuticals, Wyeth and others.
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

Item 1B.	Unresolved Staff Comments
      We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of the Transition Period and that remain unresolved.

Item 2.	Properties
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
      Rent expense was approximately $1.2 million, $1.1 million, $2.3 million, $2.1 million and $1.5 million for the Transition Period, the comparable six-month period in 2004 and fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We believe these properties are adequate for our current purposes, and we are currently pursuing additional headquarter office space to accommodate our expected long-term growth.

Item 3.	Legal Proceedings
      On November 9, 2001, prior to its merger with our company, Ascent received notice that Triumph-Connecticut Limited Partnership and related parties (“Triumph”) had brought a civil action against it in the Business Session of the Superior Court of the Commonwealth of Massachusetts. In the action, the Triumph group claimed that the execution by Ascent of the merger agreement and the consummation of the merger without the consent of the Triumph group or the payment to the Triumph group of a specified amount breached the terms of a January 1997 securities purchase agreement, the terms of warrants issued to the Triumph group, an implied covenant of good faith and fair dealing, and certain deceptive trade laws. The Triumph group sought damages in an amount not less than $22.1 million, plus treble damages. A hearing on cross-motions for summary judgment was held on October 16, 2003. On April 9, 2004, the court ruled on the cross-motions in Ascent’s favor. Triumph’s cross-motion for summary judgment was denied and Ascent’s cross-motion for summary judgment was granted on all claims. The court entered its order dismissing the lawsuit on April 13, 2004. Triumph filed a notice of appeal on May 6, 2004. Both Triumph and Ascent filed appellate briefs. The Massachusetts Appeals Court held a hearing regarding Triumph’s appeal on April 15,

2005. On November 14, 2005, the Massachusetts Appeals Court issued a decision and order affirming the grant of summary judgment in favor of Ascent on all claims. Triumph did not file a timely request for further appellate review from the Massachusetts Supreme Judicial Court. Accordingly, the Appeals Court issued its “rescript” to the Massachusetts Superior Court and on December 28, 2005, the Superior Court entered judgment for defendant Ascent. This matter is closed. We are in the process of distributing the accumulated contingent purchase price payments of $27.4 million to the former shareholders of Ascent, as they were withheld pending final resolution of this matter.
      On June 21, 2004, the United States International Trade Commission (“ITC”) instituted an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended, at the request of Inamed. The investigation identified Medicis Aesthetics, Inc., a wholly owned subsidiary of our company, and Q-Med as respondents in the investigation regarding Inamed’s allegation of infringement of its U.S. Patent No. 4,803,075, dated February 7, 1989, by the dermal filler, RESTYLANE®. On September 16, 2004, Inamed moved to add our distributor, McKesson Corporation (“McKesson”), as a respondent. The motion was granted by the Administrative Law Judge (“ALJ”) and affirmed by the ITC during November 2004. Inamed also filed a parallel infringement action against us and Q-Med in the U.S. District Court of the Southern District of California regarding the same patent. Inamed amended its complaint to add McKesson as a party to this action as well. This action was stayed pending the outcome of the ITC investigation. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) and related transactions entered into by Medicis, Inamed and a wholly-owned subsidiary of Medicis on March 20, 2005, Inamed filed a motion to dismiss with prejudice Inamed’s patent infringement action. In addition, Inamed consented to the dismissal of the ITC matter, which has been granted and has been made final. The matters are closed.
      The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act. We are fully cooperating with the government in its investigation, which relates to our marketing and promotion of LOPROX® products to pediatricians prior to our May 2004, disposition of the Company’s pediatric sales division.
      On October 27, 2005, we filed suit against Upsher-Smith Laboratories, Inc. of Plymouth, Minnesota and against Prasco Laboratories of Cincinnati, Ohio for infringement of Patent No. 6,905,675 entitled “Sulfur Containing Dermatological Compositions and Methods for Reducing Malodors in Dermatological Compositions” covering our sodium sulfacetamide/sulfur technology. This intellectual property is related to our PLEXION® Cleanser product. The suit was filed in the U.S. District Court for the District of Arizona, and seeks an award of damages, as well as a preliminary and a permanent injunction. We are in the midst of accelerated discovery. A hearing on our preliminary injunction motion was heard on March 8th and 9th, 2006.
      We record contingent liabilities resulting from claims against us when it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In all of the cases noted where we are the defendant, we believe we have meritorious defenses to the claims in these actions and resolution of these matters will not have a material adverse effect on our business, financial condition, or results of operation; however, the results of the proceedings are uncertain, and there can be no assurance to that effect.

Item 4.	Submission of Matters to a Vote of Security Holders
      On December 19, 2005, the Company held its 2005 Annual Meeting of Shareholders (the “Annual Meeting”). The holders of 50,551,674 shares of Class A Common Stock were present in person or represented by proxy at the meeting. The following is a summary of the results of the voting by the Company’s shareholders at the Annual Meeting:

1) Election of Directors

The stockholders elected the following persons to serve as directors of the Company for a term of three years, or until their successors are duly elected and qualified or until their earlier resignation or removal. Votes were cast as follows:

	Number of Votes

	For	Withheld

Spencer Davidson	30,806,330	19,745,344
Stuart Diamond	29,640,722	20,910,952
Peter S. Knight, Esq.	30,874,639	19,677,035

The directors of the Company whose terms of office continued were Mr. Jonah Shacknai, Mr. Arthur G. Altschul, Jr., Mr. Michael A. Pietrangelo, Mr. Philip S. Schein, M.D. and Ms. Lottie H. Shackelford.

2) The stockholders approved the appointment of Ernst & Young LLP as independent auditors for the Transition Period ending December 31, 2005. Votes were cast as follows:

For	Against	Abstain

50,405,690	134,354	11,630

3) Three proposals contained in our proxy statement were not acted upon at the Annual Meeting as a result of the termination of our Agreement and Plan of Merger with Inamed Corporation, dated March 20, 2005. These proposals were: (i) the issuance of shares of Medicis Class A common stock pursuant to the agreement and plan of merger, (ii) an amendment to our certificate of incorporation to increase the number of authorized shares of Medicis Class A common stock from 150,000,000 to 300,000,000 and change our name from “Medicis Pharmaceutical Corporation” to “Medicis” and (iii) authorization to postpone or adjourn the Annual Meeting to permit further solicitation of proxies if there were not sufficient votes at the time of the Annual Meeting in favor of the other matters being voted upon.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

			Dividends
	High	Low	Declared

TRANSITION PERIOD
Three Months Ended September 30, 2005	$35.45	$31.08	$0.03
Three Months Ended December 31, 2005	35.16	26.30	0.03
FISCAL YEAR ENDED JUNE 30, 2005
First Quarter	$40.65	$32.85	$0.03
Second Quarter	41.00	34.64	0.03
Third Quarter	37.67	28.69	0.03
Fourth Quarter	31.97	26.80	0.03
FISCAL YEAR ENDED JUNE 30, 2004
First Quarter	$32.00	$27.27	$0.025
Second Quarter	36.01	27.81	0.025
Third Quarter	41.50	33.86	0.025
Fourth Quarter	45.26	38.45	0.025
      On March 10, 2006, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $28.93 per share. As of such date, there were approximately 223 holders of record of Class A common stock.
Dividend Policy
      Since the beginning of fiscal 2004, we have paid quarterly cash dividends aggregating approximately $15.2 million on our common stock. In addition, on December 14, 2005, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2006 to our stockholders of record at the close of business on January 3, 2006. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
      Our 1.5% Contingent Convertible Senior Notes due 2033 require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.
Recent Sales of Unregistered Securities
      None.
Equity Compensation Plan Information
      Information required to be included about our equity compensation plan is incorporated by reference to the material under the caption “Equity Compensation Plan Information” in the proxy statement for our 2006 annual meeting of stockholders.

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial data for the Transition Period, the corresponding six-month period in 2004 and the year ended December 31, 2005. The data for the Transition Period is derived from our audited consolidated financial statements and accompanying notes, while the data for the corresponding six-month period in 2004 and the year ended December 31, 2005 is derived from our unaudited consolidated financial statements. The comparability of the periods presented is impacted by certain product rights and business acquisitions and dispositions. Gross profit does not include amortization of the related intangibles.

			Six Months
			Ended		Year Ended
	Transition		December 31,		December 31,
	Period		2004		2005

	(In thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$155,569		$146,999		$313,684
Net contract revenues	8,385		34,168		46,002

Net revenues	163,954		181,167		359,686
Gross profit(a)	139,843		153,897		307,398
Operating expenses:
Selling, general and administrative	89,360	(b)	65,736	(e)	158,778	(g)
Research and development	22,367	(c)	45,140	(f)	42,903	(h)
Depreciation and amortization	12,420		10,222		24,548

Total operating expenses	124,147		121,098		226,229

Operating income	15,696		32,799		81,169
Other:
Other income, net	59,801	(d)	—		59,801	(d)
Net interest income (expense)	4,726		(248)		5,804
Income tax expense	(30,502)		(11,328)		(53,288)

Net income	$49,721		$21,223		$93,486

Basic net income per share	$0.92		$0.38		$1.72

Diluted net income per share	$0.76		$0.34		$1.44	(i)

Cash dividend declared per common share	$0.06		$0.06		$0.12

Basic common shares outstanding	54,323		55,972		54,290

Diluted common shares outstanding	69,772		72,160		69,558	(i)

(a)	Amounts exclude $10.9 million, $8.9 million and $21.6 million of amortization expense related to acquired intangible assets for the Transition Period, the six months ended December 31, 2004, and the year ended December 31, 2005.

(b)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period, a charge of approximately $9.2 million for the write-down of a long-lived asset and approximately $0.7 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended September 30, 2005.

(c)	Includes approximately $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(d)	Represents a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a termination fee paid to an investment banker and the expensing of accumulated transactions costs of $27.0 million, and integration costs incurred during the three months ended December 31, 2005 of $3.7 million.

(e)	Includes approximately $1.3 million of professional fees related to research and development collaborations with Ansata and Q-Med.

(f)	Includes $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQtm.

(g)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period, a charge of approximately $9.2 million for the write-down of a long-lived asset and approximately $6.0 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended June 30, 2005 and three months ended September 30, 2005.

(h)	Includes approximately $8.3 million paid to aaiPharma related to a research and development collaboration, $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(i)	Diluted net income per common share for the unaudited year ended December 31, 2005 was calculated by using the average of the periodic diluted common shares outstanding during the year. For the period from January 1, 2005 to June 30, 2005, diluted common shares outstanding was calculated using APB Opinion No. 25, while for the period from July 1, 2005 to December 31, 2005, diluted common shares outstanding was calculated using SFAS 123R. The Company adopted SFAS No. 123R effective July 1, 2005.
      The balance sheet data as of December 31, 2004, and the cash flow data for the six months ended December 31, 2004, is unaudited.

	December 31,

	2005		2004

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$742,532	(a)	$532,518
Working capital	692,453		552,391
Total assets	1,145,954		979,871
Long-term debt	453,065		453,065
Stockholders’ equity	543,487		444,826

		Six Months
	Transition	Ended
	Period	Dec. 31, 2004

	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$147,990	$45,465
Net cash provided by investing activities	123,665	76,158
Net cash used in by financing activities	(2,792)	(137,447)

(a)	Increase in cash, cash equivalents and short-term investments from December 31, 2004 to December 31, 2005 includes the receipt of a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of expenses related to the proposed transaction.

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

	Fiscal Year Ended June 30,

	2005		2004	2003	2002		2001

	(In thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$305,114		$291,607	$241,909	$211,248		$159,677
Net contract revenues	71,785		12,115	5,630	1,559		8,125

Net revenues	376,899		303,722	247,539	212,807		167,802
Gross profit(a)	321,452		257,116	209,279	177,042		137,105
Operating expenses:
Selling, general and administrative	135,154	(b)	118,253	91,648	77,314		59,508
Research and development	65,676	(c)	16,494 (d)	29,568 (e)	15,132	(f)	25,515	(g)
In-process research and development	—		—	—	6,217		—
Depreciation and amortization	22,350		16,794	10,125	7,928		8,261

Total operating expenses	223,180		151,541	131,341	106,591		93,284

Operating income	98,272		105,575	77,938	70,451		43,821
Other:
Net interest income (expense)	830		(758)	(278)	8,533		15,504
Loss on early extinguishment of debt	—		(58,660)	—	—		—
Income tax expense	(34,112)		(15,317)	(26,404)	(28,960)		(18,905)

Net income	$64,990		$30,840	$51,256	$50,024		$40,420

Basic net income per share	$1.18		$0.55	$0.94	$0.83		$0.67

Diluted net income per share	$1.01		$0.52	$0.84	$0.79		$0.64

Cash dividend declared per common share	$0.12		$0.10	$0.025	—		—

Basic common shares outstanding	55,196		55,618	54,376	60,536		60,268

Diluted common shares outstanding	70,909		72,481	70,191	63,828		63,388

(a)	Amounts exclude $19.6 million, $14.9 million, $9.2 million, $7.1 million and $7.6 million for amortization expense related to acquired intangible assets in fiscal 2005, 2004, 2003, 2002 and 2001, respectively.

(b)	Includes approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed, and approximately $1.3 million of professional fees related to research and development collaborations with aaiPharma, Ansata and Q-Med.

(c)	Includes approximately $8.3 million paid to aaiPharma related to a research and development collaboration, $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQtm.

(d)	Includes approximately $2.4 million paid to Dow for a research and development collaboration.

(e)	Includes $14.2 million paid to Dow for a research and development collaboration and approximately $6.0 million paid to aaiPharma for a research and development collaboration.

(f)	Includes $7.7 million paid to aaiPharma for a research and development collaboration.

(g)	Includes $17.0 million paid to Corixa Corporation for a development, commercialization and licensing agreement.

	June 30,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$603,568	$634,040	$552,663	$577,576	$334,157
Working capital	600,070	666,743	576,781	611,259	358,468
Total assets	1,043,251	1,078,384	932,841	876,273	550,007
Long-term debt	453,065	453,067	400,000	400,000	—
Stockholders’ equity	486,346	555,303	461,121	429,059	503,453

	Fiscal Year Ended June 30,

	2005	2004	2003	2002	2001

	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$129,981	$127,964	$84,667	$73,542	$71,120
Net cash provided by (used in) investing activities	140,487	(166,341)	(113,709)	(341,660)	(97,981)
Net cash (used in) provided by financing activities	(139,793)	40,621	(23,343)	254,938	12,548

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies and estimates. You should read the following discussion and analysis together with our consolidated financial statements, including the related notes, which are included in this report on Form 10-K/T. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Risk Factors” in Item 1A of this Form 10-K/T for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report. Our MD&A is composed of four major sections; Executive Summary, Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies and Estimates.
Change in Fiscal Year
      On December 12, 2005, our Board of Directors resolved to change our fiscal year end from June 30 to December 31, effective December 31, 2005. This change was made to align our fiscal year end with other companies within our industry. Our six-month results discussed below relate to the transitional six-month fiscal period ended December 31, 2005 (the “Transition Period”). We refer to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005”, the period beginning July 1, 2003 and ending June 30, 2004 as “fiscal 2004” and the period beginning July 1, 2002 and ending June 30, 2003 as “fiscal 2003”.
Executive Summary
      We are a leading independent specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing of products in the U.S. for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We offer a broad range of products addressing various conditions or aesthetics improvements, including dermal fillers, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
      Our current product lines are divided between the dermatological and non-dermatological fields. Our dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. Our non-dermatological field represents products for the treatment of asthma (until May 2004), urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. Our non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOStm. Our non-dermatological product lines include AMMONUL®, BUPHENYL® and ORAPRED®. ORAPRED® was one of the Company’s core brands until it was licensed to BioMarin in May 2004. Our non-dermatological field also includes contract revenues associated with licensing and authorized generic agreements.

Key Aspects of Our Business
      We derive a majority of our prescription volume from our core prescription products: DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, TRIAZ® and VANOStm. We believe that sales of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the U.S. on January 6, 2004, will continue to constitute a significant portion of our sales for the foreseeable future.
      We have built our business by executing a four-part growth strategy: promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate relation-

ships of trust and confidence with the high prescribing dermatologists and podiatrists and the leading plastic surgeons in the United States.
      As a result of customer buying patterns, a substantial portion of our product revenues has been recognized in the last month of each quarter, and we schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.
      We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for our products. Overestimates of demand may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.
      We sell our products primarily to major wholesalers and retail pharmacy chains. Consistent with pharmaceutical industry patterns, approximately 80% of our revenues are derived from three major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers by using historical prescription information and historical purchase patterns, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of our products. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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

      As described in more detail below, the following significant events and transactions occurred during the Transition Period, and affected our results of operations, our cash flows and our financial condition:

•	Termination of the proposed definitive merger agreement with Inamed Corporation;

•	Adoption of SFAS No. 123R; and

•	Write-down of a long-lived asset due to impairment.

Termination of the Proposed Definitive Merger Agreement with Inamed Corporation
      On March 20, 2005, Medicis and Inamed Corporation (“Inamed”) entered into an Agreement and Plan of Merger (the “Agreement”). Inamed is a global healthcare company that develops, manufactures, and markets breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity, and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity. Under the terms of the Agreement, Inamed was to merge with and into a subsidiary of Medicis and each share of Inamed common stock would have been converted into the right to receive 1.4205 shares of Medicis common stock and $30.00 in cash. The completion of the transaction was subject to several customary conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the receipt of regulatory approvals.
      On December 13, 2005, we entered into a merger termination agreement with Inamed following Allergan Inc.’s exchange offer for all outstanding shares of Inamed, which was commenced on November 21, 2005, pursuant to which Medicis and Inamed agreed to terminate the Agreement. In accordance with the terms of the Agreement and the merger termination agreement, Inamed paid Medicis a termination fee of $90.0 million, plus $0.5 million in expense reimbursement fees on December 13, 2005.
      From the inception of the proposed transaction with Inamed through the termination of the Agreement, we had incurred approximately $14.0 million of professional and other costs related to the transaction. These costs, which were maintained in other long-term assets in our consolidated balance sheet during the transaction approval process, were expensed upon termination of the Agreement. As a result of the termination, we were required to pay Deutsche Bank Trust Company Americas a fee pursuant to a provision in the merger engagement letter with them whereby they were entitled to a portion of the termination fee. We also incurred business integration costs related to the transaction, including the planning for and implementation of integration activities. These costs were expensed as incurred. During the Transition Period, we incurred approximately $4.4 million of business integration planning costs. These costs were primarily consulting and other professional fees.
      During the Transition Period, we recognized a net benefit related to the above items of approximately $59.1 million. This is summarized as follows (in millions):

Termination fee received from Inamed, including expense reimbursement fees	$90.5
Less:
Transaction costs expensed, including legal and advisory fees	27.0
Integration planning costs	4.4

$59.1

      Approximately $0.7 million of the integration planning costs, incurred during the three months ended September 30, 2005, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. Approximately $59.8 million of the net benefit related to the above items, including $3.7 million of integration planning costs incurred during the three months ended December 31, 2005, is included in other income, net, in the accompanying consolidated statements of income.
      The total net benefit we recognized from the inception of the proposed transaction through the termination of the Agreement was approximately $53.8 million. This includes the $59.1 million benefit recognized during the Transition Period, partially offset by approximately $5.3 million of integration planning costs incurred during the three months ended June 30, 2005.

Adoption of SFAS No. 123R
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock option and nonvested share grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We historically have accounted for stock options using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) whereby stock options are granted at market price and no compensation cost is recognized, and disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123. SFAS No. 123R, which was effective for us beginning in the first quarter of the Transition Period, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We decided to adopt SFAS No. 123R using the modified prospective method. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under historical literature.
      During the six months ended December 31, 2005, we recognized approximately $14.9 million (before income tax expense) of compensation expense related to the expensing of stock options and restricted stock in accordance with SFAS No. 123R. Approximately $13.9 million and $1.0 million is included in selling, general and administrative expenses and research and development expenses, respectively, in the accompanying consolidated statements of income. Basic and diluted net income per common share for the Transition Period would have been $1.12 and $0.92, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted net income per common share of $0.92 and $0.76, respectively.

Write-down of a Long-lived Asset Due to Impairment
      We assess the potential impairment of long-lived assets on a periodic basis and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.
      During the quarter ended December 31, 2005, a long-lived asset related to our DYNACIN® capsule products was determined to be impaired based on our analysis of the long-lived asset’s carrying value and projected future cash flows. Factors affecting the long-lived asset’s future cash flows included our promotional focus on our DYNACIN® tablet products, and competitive pressures in the marketplace. As a result of the impairment analysis, we recorded a write-down of approximately $9.2 million related to this long-lived asset, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.
Results of Operations
      The following table sets forth certain data as a percentage of net revenues for the periods indicated.

		Six Months
		Ended	Fiscal Year Ended
	Transition	December 31,
	Period(a)	2004(b)	2005(c)	2004(d)	2003(e)

		(Unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit(f)	85.3	84.9	85.3	84.7	84.5
Operating expenses	75.7	66.8	59.2	49.9	53.1
Operating income	9.6	18.1	26.1	34.8	31.5
Other income, net	36.5	—	—	—	—
Interest income (expense), net	2.9	(0.1)	0.2	(0.2)	(0.1)
Loss on early extinguishment of debt	—	—	—	(19.3)	—

Income tax expense	(18.7)	(6.3)	(9.1)	(5.0)	(10.7)

Net income	30.3%	11.7%	17.2%	10.2%	20.7%

(a)	Included in operating expenses is $14.9 million (9.1%) of net revenues) of compensation expense related to stock options and restricted stock, a charge of approximately $9.2 million (5.6% of net revenues) for the write-down of a long-lived asset, and $0.7 million (0.4% of net revenues) related to integration planning costs incurred during the three months ended September 30, 2005 related to the proposed merger with Inamed. Included in other income, net, is $59.8 million (36.5% of net revenue) related to a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a fee paid to an investment banker and the expensing of accumulated transaction costs of $27.0 million, and integration planning costs incurred during the three months ended December 31, 2005 of $3.7 million.

(b)	Included in operating expenses is $5.5 million (3.1% of net revenues) related to our exclusive development and license agreement with Ansata for proprietary technology and $30.7 million (17.0% of net revenues) related to our exclusive license agreement with Q-Med for the development of SubQtm.

(c)	Included in operating expenses is $5.3 million (1.4% of net revenues) of business integration planning costs related to the proposed merger with Inamed, $8.3 million (2.2% of net revenues) related to a research and development collaboration with aaiPharma, $5.5 million (1.5% of net revenues) related to our exclusive development and license agreement with Ansata for proprietary technology and $30.7 million (8.2% of net revenues) related to our exclusive license agreement with Q-Med for the development of SubQtm.

(d)	Included in operating expenses is a $2.4 million payment (0.8% of net revenues) to Dow for a research and development collaboration.

(e)	Included in operating expenses is $14.2 million in payments (5.7% of net revenues) to Dow for a research and development collaboration and a $6.0 million payment (2.4% of net revenues) to aaiPharma for a research and development collaboration.

(f)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Six Months Ended December 31, 2005 Compared To Six Months Ended December 31, 2004

Net Revenues
      The following table sets forth the net revenues for the Transition Period and December 31, 2004 (the “comparable 2004 six months”), along with the percentage of net revenues for each of our product categories (amounts in millions):

		Comparable
	Transition	2004	$	%
	Period	Six Months	Change	Change

Net product revenues	$155.6	$147.0	$8.6	5.8%
Net contract revenues	8.4	34.2	(25.8)	(75.5)%

Net revenues	$164.0	$181.2	$(17.2)	(9.5)%

		Comparable
	Transition	2004
	Period	Six Months	Change

Acne and acne-related dermatological products	28.1%	32.8%	(4.7)%
Non-acne dermatological products	58.9%	44.4%	14.5%
Non-dermatological products	13.0%	22.8%	(9.8)%

Total net revenues	100.0%	100.0%	—

      Our total net revenues decreased during the Transition Period primarily as a result of a decrease in net contract revenues associated with licensing agreements and authorized generic agreements. Net contract revenues decreased primarily due to a decrease in contract revenues during the Transition Period related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Core brand revenues, which are included in net product revenues and includes revenues associated with RESTYLANE®, DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, TRIAZ® and VANOStm, represented approximately $138.3 million, or approximately 84.4% of net revenues, during the Transition Period, a slight decrease of approximately 0.3%, compared to core brand revenues of approximately $138.7 million, or approximately 76.6% of net revenues, for the comparable 2004 six months. Net revenues associated with our acne and acne-related dermatological products decreased as a percentage of net revenues and decreased in net dollars by 22.6% during the Transition Period as compared to the comparable 2004 six months, primarily due to generic competition with our DYNACIN® brand of products. Net revenues associated with our non-acne dermatological products increased as a percentage of net revenues, and increased in net dollars by 20.0% during the Transition Period, primarily due to the launch of VANOS in April 2005, and an increase in sales of RESTYLANE®. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues and decreased in net dollars by 48.1% during the Transition Period, primarily due to the decrease in ORAPRED® contract revenues discussed above.

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

      The following table sets forth our gross profit for the Transition Period and comparable 2004 six months, along with the percentage of net revenues represented by such gross profit (amounts in millions):

		Comparable
	Transition	2004	$	%
	Period	Six Months	Change	Change

Gross profit	$139.8	$153.9	$(14.1)	(9.1)%
% of net revenues	85.3%	84.9%
      The decrease in gross profit during the Transition Period as compared to the comparable 2004 six months was due to the decrease in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the Transition Period as compared to the comparable 2004 six months.

Selling, General and Administrative Expenses
      The following table sets forth our selling, general and administrative expenses for the Transition Period and comparable 2004 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (amounts in millions):

		Comparable
	Transition	2004	$	%
	Period	Six Months	Change	Change

Selling, general and administrative	$89.4	$65.7	$23.7	35.9%
% of net revenues	54.5%	36.3%
Share-based compensation expense included in selling, general and administrative	$13.9	$0.3	$13.6	5,416.1%
      The increase in selling, general and administrative expenses during the Transition Period from the comparable 2004 six months was attributable to $13.6 million of additional share-based compensation expense recognized upon our adoption of SFAS No. 123R, a charge of approximately $9.2 million for the write-down of a long-lived asset, $0.7 million of integration costs related to the proposed merger with Inamed incurred during the three months ended September 30, 2005, and $1.5 million of additional selling, general and administrative expenses incurred during the Transition Period, partially offset by approximately $1.3 million of professional fees related to a research and development agreements with Q-Med (for the development of SubQtm) and Ansata incurred during the comparable 2004 six months.

Research and Development Expenses
      The following table sets forth our research and development expenses for the Transition Period and comparable 2004 six months (amounts in millions):

		Comparable
	Transition	2004	$	%
	Period	Six Months	Change	Change

Research and development	$22.4	$45.1	$(22.7)	(50.4)%
Charges included in research and development	11.9	35.0	(23.1)	(65.9)%
Share-based compensation expense included in research and development	1.0	—	1.0	100.0%
      Included in research and development expenses for the Transition Period was approximately $11.9 million of milestone payments related to the license and development agreement with Dow for a patented dermatological product and approximately $1.0 million of compensation expense for stock options and restricted stock recognized upon our adoption of SFAS No. 123R. Included in research and development expenses for the comparable 2004 six months was approximately $30.0 million related to the SubQtm license agreement and $5.0 million related to the Ansata development and license agreement. Absent these charges, research and development expenses decreased $0.7 million, or 7.1%, to $9.4 million during the Transition Period from $10.1 million during the comparable 2004 six months. This decrease was due to the timing of various research and development projects. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses
      Depreciation and amortization expenses during the Transition Period increased $2.2 million, or 21.5%, to $12.4 million from $10.2 million during the comparable 2004 six months. This increase was primarily due to increased amortization that began during the third quarter of fiscal 2005 related to certain intangible assets whose useful lives were determined to be shorter than originally estimated.

Other Income, net
      Other income, net, during the Transition Period represented a termination fee received from Inamed as a result of the termination of the proposed merger, net of the expensing of accumulated transaction costs related to the transaction and integration planning costs incurred during the three months ended December 31, 2005. The net amount of these items is summarized as follows (in millions):

Termination fee received from Inamed, including expense reimbursement fees	$90.5
Less:
Transaction costs expensed, including legal and advisory fees	27.0
Integration planning costs incurred during the three months ended December 31, 2005	3.7

$59.8

Interest Income
      Interest income during the Transition Period increased $5.0 million, or 98.2%, to $10.1 million from $5.1 million during the comparable 2004 six months, primarily due to an increase in funds available for investment and an increase in the interest rates achieved by our invested funds during the Transition Period. The increase in interest rates achieved was partially due to a shift from non-taxable to taxable investments, which yield higher rates.

Interest Expense
      Interest expense during the Transition Period remained consistent with the comparable 2004 six months, at $5.3 million. Our interest expense during the Transition Period and the comparable 2004 six months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. See Note 13 in our accompanying consolidated financial statements for further discussion on the Old Notes and New Notes.

Income Tax Expense
      The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the Transition Period and comparable 2004 six months (dollar amounts in millions):

		Comparable
	Transition	2004	$	%
	Period	Six Months	Change	Change

Income tax expense	$30.5	$11.3	$19.2	169.3%
Effective tax rate	38.0%	34.8%
      Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, tax-exempt interest, charitable contribution deductions and research and development tax credits available in the U.S. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and development tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.
      Income tax expense during the Transition Period increased 169.3%, or $19.2 million, to $30.5 million, from $11.3 million in the comparable 2004 six months. The increase in income tax expense was primarily due to the increase in our pre-tax income for the same period. The increase in our Transition Period effective tax rate from the comparable 2004 six months effective tax rate was primarily due to: (i) an increase in the relative weighting of interest income in our mix of taxable and tax-exempt investments and (ii) the adoption of SFAS No. 123R which precludes the recognition of tax benefits relating to the expensing of share-based awards that are not ordinarily designed to result in a tax deduction.

Fiscal Year Ended June 30, 2005 Compared To Fiscal Year Ended June 30, 2004

Net Revenues
      The following table sets forth the net revenues for the fiscal years ended June 30, 2005 (“fiscal 2005”) and June 30, 2004 (“fiscal 2004”), along with the percentage of net revenues for each of our product categories (dollar amounts in millions):

	Fiscal	Fiscal	$	%
	2005	2004	Change	Change

Net revenues	$376.9	$303.7	$73.2	24.1%

	Fiscal	Fiscal
	2005	2004	Change

Acne and acne-related dermatological products	29.5%	30.5%	(1.0)%
Non-acne dermatological products	47.1%	50.9%	(3.8)%
Non-dermatological products	23.4%	18.6%	4.8%

Total net revenues	100.0%	100.0%	—

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
      The following table sets forth our gross profit for fiscal 2005 and fiscal 2004, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Fiscal	Fiscal	$	%
	2005	2004	Change	Change

Gross profit	$321.5	$257.1	$64.4	25.0%
% of net revenues	85.3%	84.7%
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

Selling, General and Administrative Expenses
      The following table sets forth our selling, general and administrative expenses for fiscal 2005 and fiscal 2004, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Fiscal	Fiscal	$	%
	2005	2004	Change	Change

Selling, general and administrative	$135.2	$118.3	$16.9	14.3%
% of net revenues	35.9%	38.9%
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

Research and Development Expenses
      The following table sets forth our research and development expenses for fiscal 2005 and fiscal 2004 (dollar amounts in millions):

	Fiscal	Fiscal	$
	2005	2004	Change	% Change

Research and development	$65.7	$16.5	$49.2	298.2%
Charges included in research and development associated with research and development transactions	43.3	2.4	40.9	1,686.2%
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

Income Tax Expense
      The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal 2005 and fiscal 2004 (dollar amounts in millions):

	Fiscal	Fiscal	$	%
	2005	2004	Change	Change

Income tax expense	$34.1	$15.3	$18.8	122.7%
Effective tax rate	34.4%	33.2%
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

Fiscal Year Ended June 30, 2004 Compared To Fiscal Year Ended June 30, 2003

Net Revenues
      The following table sets forth the net revenues for the fiscal years ended June 30, 2004 (“fiscal 2004”) and June 30, 2003 (“fiscal 2003”), along with the percentage of net revenues for each of our product categories (dollar amounts in millions):

	Fiscal	Fiscal	$	%
	2004	2003	Change	Change

Net revenues	$303.7	$247.5	$56.2	22.7%

	Fiscal	Fiscal
	2004	2003	Change

Acne and acne-related dermatological products	30.5%	33.6%	(3.1)%
Non-acne dermatological Products	50.9%	36.7%	14.2%
Non-dermatological products	18.6%	29.7%	(11.1)%

Total net revenues	100.0%	100.0%	—

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
      The following table sets forth our gross profit for fiscal years 2004 and 2003, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Fiscal	Fiscal	$	%
	2004	2003	Change	Change

Gross profit	$257.1	$209.3	$47.8	22.9%
% of net revenues	84.7%	84.5%

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

Selling, General and Administrative Expenses
      The following table sets forth our selling, general and administrative expenses for fiscal years 2004 and 2003, along with the percentage of net revenues represented by such selling, general and administrative expenses (dollar amounts in millions):

	Fiscal	Fiscal	$	%
	2004	2003	Change	Change

Selling, general and administrative	$118.3	$91.6	$26.7	29.0%
% of net revenues	38.9%	37.0%
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

Research and Development Expenses
      The following table sets forth our research and development expenses for fiscal years 2004 and 2003 (dollar amounts in millions):

	Fiscal	Fiscal	$	%
	2004	2003	Change	Change

Research and development	$16.5	$29.6	$(13.1)	(44.2)%
Charges included in research and development associated with research and development transactions	2.4	20.2	(17.8)	(88.0)%
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

Income Tax Expense
      The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for fiscal years 2004 and 2003 (dollar amounts in millions):

	Fiscal	Fiscal	$	%
	2004	2003	Change	Change

Income tax expense	$15.3	$26.4	$(11.1)	(42.0)%
Effective tax rate	33.2%	34.0%
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
Liquidity and Capital Resources

Overview
      The following table highlights selected cash flow components for the Transition Period and the comparable 2004 six months, and selected balance sheet components as of December 31, 2005 and June 30, 2005 (dollar amounts in millions):

		Comparable
	Transition	2004	$	%
	Period	Six Months	Change	Change

Cash provided by (used in):
Operating activities	$148.0	$45.5	$102.5	225.5%
Investing activities	123.7	76.2	47.5	62.4%
Financing activities	(2.8)	(137.4)	134.6	(98.0)%

	December 31,	June 30,	$	%
	2005	2005	Change	Change

Cash, cash equivalents, restricted cash and short-term investments	$742.5	$603.6	$138.9	23.0%
Working capital	692.5	600.1	92.4	15.4%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
      The following table highlights selected cash flow components for fiscal 2005 and fiscal 2004, and selected balance sheet components as of June 30, 2005 and June 30, 2004 (dollar amounts in millions):

	Fiscal	Fiscal		%
	2004	2003	$ Change	Change

Cash provided by (used in):
Operating activities	$130.0	$128.0	$2.0	1.6%
Investing activities	140.5	(166.3)	306.8	184.5%
Financing activities	(139.8)	40.6	(180.4)	(444.1)%

	June 30,	June 30,	$	%
	2005	2004	Change	Change

Cash, cash equivalents, restricted cash and short-term investments	$603.6	$634.0	$(30.4)	(4.8)%
Working capital	600.1	666.7	(66.6)	(10.0)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—

Working Capital
      Working capital as of December 31, 2005 and June 30, 2005 consisted of the following (dollar amounts in millions):

	December 31,	June 30,	$	%
	2005	2005	Change	Change

Cash, cash equivalents and short-term investments	$742.5	$603.6	$138.9	23.0%
Accounts receivable, net	46.7	47.2	(0.5)	(1.1)%
Inventories, net	19.1	20.7	(1.6)	(7.9)%
Deferred tax assets, net	12.7	11.0	1.7	15.8%
Other current assets	12.3	16.4	(4.1)	(25.5)%

Total current assets	833.3	698.9	134.4	19.2%
Accounts payable	57.7	30.8	26.9	87.2%
Short-term contract obligation	27.4	27.4	—	—%
Income taxes payable	31.5	10.2	21.3	207.9%
Other current liabilities	24.2	30.4	(6.2)	(20.4)%

Total current liabilities	140.8	98.8	42.0	42.5%

Working capital	$692.5	$600.1	$92.4	15.4%

      We had cash, cash equivalents and short-term investments of $742.5 million and working capital of $692.5 million at December 31, 2005, as compared to $603.6 million and $600.1 million, respectively, at June 30, 2005. The increases were primarily due to the $90.5 million termination fee received from Inamed due to the termination of the proposed merger (before expenses), and other operating cash flows generated during the Transition Period.

      Working capital as of June 30, 2005 and June 30, 2004 consisted of the following (dollar amounts in millions):

	June 30,	June 30,	$	%
	2005	2004	Change	Change

Cash, cash equivalents and short-term investments	$603.6	$634.0	$(30.4)	(4.8)%
Accounts receivable, net	47.2	47.9	(0.7)	(1.3)%
Inventories, net	20.7	19.5	1.2	5.9%
Deferred tax assets, net	11.0	14.1	(3.1)	(22.0)%
Other current assets	16.4	18.3	(1.9)	(10.3)%

Total current assets	698.9	733.8	(34.9)	(4.8)%
Accounts payable	30.8	13.9	16.9	121.6%
Short-term contract obligation	27.4	17.9	9.5	53.2%
Income taxes payable	10.2	0.7	9.5	1,337.3%
Other current liabilities	30.4	34.6	(4.2)	(12.2)%

Total current liabilities	98.8	67.1	31.7	47.3%

Working capital	$600.1	$666.7	$(66.6)	(10.0)%

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
      Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale needs. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Operating Activities
      Net cash provided by operating activities during the Transition Period increased 225.5%, or $102.5 million, to $148.0 million from $45.5 million during the comparable 2004 six months. Our operating cash flow for the Transition Period was generated principally by our net earnings, (including the $90.5 million termination fee received from Inamed related to the termination of the proposed merger, before expenses), adjusted for non-cash charges including depreciation and amortization.
      Net cash provided by operating activities during fiscal 2005 increased 1.6%, or $2.0 million, to $130.0 million from $128.0 million during fiscal 2004. Our operating cash flow for fiscal 2005 was generated principally by our net earnings, adjusted for non-cash charges including depreciation and amortization.

Investing Activities
      Net cash provided by investing activities during the Transition Period was $123.7 million, as compared to $76.2 million during the comparable 2004 six months. Net cash provided by investing activities during the

Transition Period included net dispositions and maturities of available-for-sale investments of approximately $130.7 million, as compared to approximately $81.2 million during the comparable 2004 six months.
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

Financing Activities
      Net cash used in financing activities during the Transition Period was $2.8 million compared to $137.4 million during the comparable 2004 six months. The change is primarily attributable to the purchase of $150.0 million of our common stock during the comparable 2004 six months while no cash was used to purchase our common stock during the Transition Period, as well as $15.7 million of proceeds from the exercise of stock options received during the comparable 2004 six months, as compared to $0.4 million received during the Transition Period.
      Net cash used in financing activities during fiscal 2005 was $139.8 million compared to net cash provided by financing activities of $40.6 million during fiscal 2004. The change is primarily attributable to the purchase of $150.0 million of our common stock during fiscal 2005 while no cash was used to purchase our common stock during fiscal 2004, as well as $16.6 million of proceeds from the exercise of stock options received during fiscal 2005, as compared to $51.4 million received during fiscal 2004.

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
      Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $140.8 million of current liabilities at December 31, 2005. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
      On March 20, 2005, Medicis entered into a Senior Secured Financing Commitment Letter with Deutsche Bank Trust Company Americas and Deutsche Securities Inc. (the “Letter”). Subject to the terms and conditions of the Letter, Deutsche Bank Trust Company Americas and Deutsche Securities Inc. (“Deutsche Bank”) committed to provide $650.0 million of senior secured financing to Medicis. The Letter provided that the committed financing would mature in seven years and bear interest at an adjustable rate plus LIBOR. The indebtedness would have been guaranteed by the Medicis’ domestic subsidiaries and secured by all assets and stock owned by Medicis and its domestic subsidiaries. The Letter included customary conditions to funding, including, without limitation, no material adverse change to the market for credit facilities similar in nature to the facility contemplated by the Letter that has had a material adverse effect on syndication, the absence of a material adverse effect on Inamed, certain ratings requirements, the accuracy of representations and warranties of the parties, and the absence of a material adverse effect on Inamed relating to the Securities and Exchange Commission’s investigation of Inamed as disclosed in Inamed’s Annual Report on Form 10-K for the year ended December 31, 2004. The Letter was entered into in connection with the execution of the Agreement and Plan of Merger with Inamed. As a result of the termination of our merger with Inamed on December 13, 2005, the Letter was cancelled.
      We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement entered into on May 18, 2004 (the “Securities Purchase Agreement”) but may be repaid by BioMarin at any time prior to the option purchase date. As of March 10, 2006, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.

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

Dividends
      Since the beginning of fiscal 2004, we have paid quarterly cash dividends aggregating approximately $15.2 million on our common stock. In addition, on December 14, 2005, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2006 to our stockholders of record at the close of business on January 3, 2006. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Line of Credit
      We have a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by us, at our discretion, and is collateralized by certain short-term investments. Any outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2006. The agreement requires us to comply with certain covenants, including covenants relating to our financial condition and results of operations; we are in compliance with such covenants. We have never drawn on this credit facility.

Off-Balance Sheet Arrangements
      As of December 31, 2005, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations
      The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2005 or certain other purchase obligations as discussed below (in thousands):

	Payments Due By Period

			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More Than
	Total	1 Year	3 Years	5 Years	5 Years

Long-term debt	$453,065	$—	$—	$—	$453,065
Interest on long-term debt	229,178	8,488	16,975	16,975	186,740
Operating leases	10,605	2,112	4,217	4,276	—
Other purchase obligations and commitments	867	173	347	347	—

Total contractual obligations	$693,715	$10,773	$21,539	$21,598	$639,805

      The long-term debt consists of the Company’s Old Notes and New Notes. The table above reflects the maturity date of debt. However, the Company may redeem some or all of the Old Notes and New Notes at any time on or after June 11, 2007 and June 11, 2008, respectively, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes and New Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2007, 2012 and 2017 and New Notes on June 4, 2008, 2013 and 2018, or upon a change in control, as defined in the indenture agreements governing the Old Notes and New Notes, at 100% of the principal amount of the Old Notes and New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.
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
      We have committed to make potential future “milestone” payments to third-parties as part of certain product development and license agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement and timing of these milestones are not fixed or reasonably determinable, such contingencies have not been recorded on our consolidated balance sheets and are not included in the above table. The total amount of potential future milestone payments related to development and license agreements is approximately $101.8 million.
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
Critical Accounting Policies and Estimates
      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this report. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our consolidated financial statements and are important in understanding our financial condition and results of operations.

Revenue Recognition
      Revenue from our product sales is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.
      We do not provide any forms of price protection to our wholesale customers and permit product returns if the product is damaged, or if it is returned within six months prior to expiration or up to 12 months after expiration. Our customers consist principally of financially viable wholesalers, and depending on the customer, revenue is recognized based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions.
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
      Our actual experience and the qualitative factors that we use to determine the necessary allowance for future product returns and exchanges are susceptible to change based on unforeseen events and uncertainties. We review our allowance for product returns and exchanges quarterly to assess the trends being considered to estimate the allowance, and make changes to the allowance as necessary.

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

Other
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
      We believe that our allowances and accruals for items that are deducted from gross revenue are reasonable and appropriate based on current facts and circumstances. However, it is possible that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenue. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate. A five percent change in the amounts related to the allowances and accruals described above would lead to an approximate $5.9 million annual effect on our income before income tax expense, based on the amount of sales allowances we recognized during fiscal 2005 related to the allowances and accruals described above.

Share-Based Compensation
      As part of our adoption of SFAS No. 123R as of July 1, 2005, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model, such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors.
      If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional stock-based compensation expense or income tax expense, which could be material to our results of operations.

Long-lived Assets
      We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.
      When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.
      During the Transition Period, an impairment charge of approximately $9.2 million was recognized related to our review of long-lived assets. No acceleration of amortization was recorded during the Transition Period. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for, and/or accelerate amortization of, long-lived assets.

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
      Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2005. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

Research and Development Costs and Accounting for Strategic Collaborations
      All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We may continue to make non-refundable payments to third parties for new technologies and for research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made.
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

Legal Contingencies
      We record contingent liabilities resulting from asserted and unasserted claims against us, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities, when there is a reasonable possibility, that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Recent Accounting Pronouncements
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
      In November 2005, the FASB issued FSP No. 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. This FSP became effective in November 2005. We will continue to evaluate the impact that the adoption of this FSP could have on our financial statements as we have until one year from the later of our initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate our available transition alternatives and make our one-time election.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), an amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions (“APB No. 29”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and we will adopt this Statement in the first quarter of fiscal 2006. We currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is affective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      At December 31, 2005, $446.2 million of our cash equivalent investments are in money market securities that are reflected as cash equivalents, because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.
      Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $295.5 million as of December 31, 2005, $425.8 million as of June 30, 2005, and $587.4 million as of June 30, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in thousands):
Interest Rate Sensitivity
Principal Amount by Expected Maturity as of December 31, 2005

	Financial Instruments Mature During Year Ended December 31,

	2006	2007	2008	2009	2010	Thereafter

Available-for-sale securities	$97,560	$20,883	$4,897	$2,464	$749	$167,350
Weighted-average yield rate	2.91%	3.89%	2.64%	3.62%	3.09%	4.33%
Contingent convertible senior notes due 2032	$—	$—	$—	$—	$—	$169,155
Interest rate	—	—	—	—	—	2.5%
Contingent convertible senior notes due 2033	$—	$—	$—	$—	$—	$283,910
Interest rate	—	—	—	—	—	1.5%
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

Item 8.	Financial Statements and Supplementary Data
      Our financial statements and related financial statement schedule at December 31, 2005, June 30, 2005 and June 30, 2004, and for the Transition Period, the comparable 2004 six months, and each of the three years in the period ended June 30, 2005 and the Independent Registered Public Accounting Firm’s Report are incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Medicis maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by Medicis under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to Medicis’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of Medicis’ disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Transition Report on Form 10-K/ T. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
      Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2005.
      Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which is included in Item 15 of this Form 10-K/ T.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
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
      The Company has filed, as exhibits to this Annual Report on Form 10-K/ T for the year ended December 31, 2005, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.
      On December 30, 2005, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
      The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Directors, Director Nominees and Executive Officers” and “Committee Meetings” in the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
      The information to be included in the sections entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information to be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information to be included in the sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information to be included in the section entitled “Independent Registered Public Accounting Firm Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Page

(a)	Documents filed as a part of this Report
	(1)	Financial Statements:
		Index to consolidated financial statements	F-1
		Reports of Independent Registered Public Accounting Firm	F-2
		Consolidated balance sheets as of December 31, 2005, June 30, 2005 and June 30, 2004	F-4
		Consolidated statements of income for the six months ended December 31, 2005 and 2004 (unaudited) and the fiscal years ended June 30, 2005, 2004 and 2003	F-6
		Consolidated statements of stockholders’ equity for the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003	F-7
		Consolidated statements of cash flows for the six months ended December 31, 2005 and 2004 (unaudited) and the fiscal years ended June 30, 2005, 2004 and 2003	F-9
		Notes to consolidated financial statements	F-10
	(2)	Financial Statement Schedule:
		Schedule II — Valuation and Qualifying Accounts	S-1
This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K/T have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits filed as part of this Report:

Exhibit No.	Description

2.1	Agreement of Merger by and between the Company, Medicis Acquisition Corporation and GenDerm Corporation, dated November 28, 1997(11)
2.2	Agreement of Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc.(17)
3.1	Certificate of Incorporation of the Company, as amended(23)
3.2	Amended and Restated By-Laws of the Company(13)
4.1	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(26)
4.2	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee(23)
4.3	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee(19)
4.4	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee(25)
4.5	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc.(19)
4.6	Form of specimen certificate representing Class A common stock(1)
10.1	Asset Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004(23)
10.2	Merger Termination Agreement, dated as of December 13, 2005, by and among the Company, Masterpiece Acquisition Corp., and Inamed Corporation(31)

Exhibit No.		Description

10.3		Securities Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc., dated May 18, 2004(23)
10.4		Termination Agreement dated October 19, 2005 between the Company and Michael A. Pietrangelo(28)
10.5		License Agreement among the Company, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., dated May 18, 2004(23)
10.6		Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)
10	.7(a)	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996(8)
10	.7(b)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999(15)
10	.7(c)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001(15)
10	.7(d)	Third Amendment, dated December 30, 2005, to Employment Agreement between the Company and Jonah Shacknai(32)
10.8		Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan(30)
10	.9(a)	Medicis Pharmaceutical Corporation 2002 Stock Option Plan(20)
10	.9(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(29)
10	.10(a)	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(27)
10	.10(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Option Plan, dated August 1, 2005(29)
10	.11(a)	Medicis Pharmaceutical Corporation 1998 Stock Option Plan(33)
10	.11(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(29)
10	.11(c)	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(29)
10	.12(a)	Medicis Pharmaceutical Corporation 1996 Stock Option Plan(34)
10	.12(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(29)
10.13		Waiver Letter dated March 18, 2005 between the Company and Q-Med AB(27)
10.14		Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company(2)
10.15		Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company(3)
10	.16(a)	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc.(5)
10	.16(b)	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A.(8)
10	.16(c)	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc.(10)
10	.16(d)	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(12)

Exhibit No.		Description

10	.16(e)	Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(16)
10	.16(f)	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(23)
10	.17(a)	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc.(6)
10	.17(b)	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(8)
10	.17(c)	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(12)
10	.18(a)	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc.(7)
10	.18(b)	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(8)
10	.18(c)	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(12)
10.19		Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A.(8)
10.20		Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A.(8)
10.21		Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A.(12)
10.22		License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A.(12)
10.23		Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc.(12)
10.24		Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH(12)
10.25		Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc(14)
10.26		Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999(14)
10.27		Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999(14)
10.28		Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999(16)
10.29		Medicis Pharmaceutical Corporation Executive Retention Plan(14)
10.30		Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)
10	.31(a)	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

Exhibit No.		Description

10	.31(b)	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)
10.32		Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)
10.33		Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)
10.34		Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004(23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934
10.35		Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004(23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934
10.36		Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners(17)
10.37		Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P.(17)
10.38		Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D.(17)
10.39		Medicis Pharmaceutical Corporation 1992 Stock Option Plan(35)
10	.40+	Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan
10	.41+	Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan
12+		Computation of Ratios of Earnings to Fixed Charges
21	.1+	Subsidiaries
23	.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney See signature page
31	.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31	.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   +     Filed herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to the Company’s 1995 Form 10-K

(6)	Incorporated by reference to the Company’s 1995 Form 10-K

(7)	Incorporated by reference to the Company’s 1995 Form 10-K

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-18443, previously filed with the SEC

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the Company’s registration statement on Form 8-A12B/ A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 0-18443, previously filed with the SEC

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-18443, previously filed with the SEC

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC on October 28, 2005

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 0-18443, previously filed with the SEC

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006

(33)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(34)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the SEC on October 23, 1996

(35)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(b)	The exhibits to this Form 10-K/T follow the Company’s Financial Statement Schedule included in this Form 10-K/T.

(c)	The Financial Statement Schedule to this Form 10-K/T appears on page S-1 of this Form 10-K/T.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

By:	/s/ JONAH SHACKNAI

Jonah Shacknai
Chairman of the Board and Chief Executive Officer
Date: March 16, 2006
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonah Shacknai and Mark A. Prygocki, Sr., or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K/ T and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr.	Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	March 16, 2006

/s/ SPENCER DAVIDSON Spencer Davidson	Director	March 16, 2006

Signature	Title	Date

/s/ STUART DIAMOND Stuart Diamond	Director	March 16, 2006

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq.	Director	March 16, 2006

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	March 16, 2006

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	March 16, 2006

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	March 16, 2006

MEDICIS PHARMACEUTICAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005, June 30, 2005 and June 30, 2004	F-4
Consolidated Statements of Income for the six months ended December 31, 2005 and 2004 (unaudited), and the fiscal years ended June 30, 2005, 2004 and 2003	F-6
Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003	F-7
Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 (unaudited) and the fiscal years ended June 30, 2005, 2004 and 2003	F-9
Notes to Consolidated Financial Statements	F-10
Schedule II — Valuation and Qualifying Accounts	S-1

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
      We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries (the Company) as of December 31, 2005, June 30, 2005 and June 30, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the six months ended December 31, 2005 and each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at December 31, 2005, June 30, 2005 and June 30, 2004, and the consolidated results of their operations and their cash flows for the six months ended December 31, 2005 and each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, on July 1, 2005, the Company changed its method of accounting for share-based compensation.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medicis Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 10, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Medicis Pharmaceutical Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medicis Pharmaceutical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Medicis Pharmaceutical Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medicis Pharmaceutical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2005 consolidated financial statements of Medicis Pharmaceutical Corporation and subsidiaries and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 10, 2006

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

		June 30,
	December 31,
	2005	2005	2004

	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$446,997	$177,785	$46,621
Short-term investments	295,535	425,783	587,419
Accounts receivable, less allowances:
December 31, 2005: $18,160; June 30, 2005:
$19,073; June 30, 2004: $15,955	46,697	47,220	47,858
Inventories, net	19,076	20,701	19,540
Deferred tax assets, net	12,738	11,001	14,104
Other current assets	12,241	16,435	18,321

Total current assets	833,284	698,925	733,863
Property and equipment, net	5,416	6,143	5,842
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	311,406	326,780	324,345
Other intangible assets	4,888	4,507	3,647

	316,294	331,287	327,992
Less: accumulated amortization	76,458	71,749	51,961

Net intangible assets	239,836	259,538	276,031
Goodwill	63,094	64,672	55,113
Deferred financing costs, net	4,325	5,397	7,535
Other non-current assets	—	8,576	—

	$1,145,955	$1,043,251	$1,078,384

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS — (Continued)

		June 30,
	December 31,
	2005	2005	2004

	(In thousands, except share amounts)

LIABILITIES
Current liabilities:
Accounts payable	$57,708	$30,832	$13,912
Short-term contract obligation	27,407	27,407	17,891
Income taxes payable	31,521	10,236	712
Other current liabilities	24,195	30,379	34,605

Total current liabilities	140,831	98,854	67,120
Long-term liabilities:
Contingent convertible senior notes	453,065	453,065	453,067
Deferred tax liability, net	8,572	4,986	2,894
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 67,052,326, 67,007,330, 65,419,460 at December 31, 2005, June 30, 2005 and 2004, respectively	938	938	916
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: 0, 0 and 758,032 at December 31, 2005, June 30, 2005 and 2004, respectively	—	—	10
Additional paid-in capital	550,006	539,443	517,468
Accumulated other comprehensive income	379	(606)	(1,020)
Deferred compensation	—	(697)	(1,212)
Accumulated earnings	334,894	288,474	230,049
Less: Treasury stock, 12,647,554, 12,620,554 and 8,681,468 shares at cost at December 31, 2005, June 30, 2005 and 2004, respectively	(342,730)	(341,206)	(190,908)

Total stockholders’ equity	543,487	486,346	555,303

	$1,145,955	$1,043,251	$1,078,384

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	December 31,		Year Ended June 30,

	2005	2004	2005	2004	2003

		(Unaudited)
	(In thousands, except per share data)
Net product revenues	$155,569	$146,999	$305,114	$291,607	$241,909
Net contract revenues	8,385	34,168	71,785	12,115	5,630

Net revenues	163,954	181,167	376,899	303,722	247,539

Cost of product revenue(1)	24,111	27,270	55,447	46,606	38,260

Gross profit	139,843	153,897	321,452	257,116	209,279
Operating expenses:
Selling, general and administrative(2)	89,360	65,736	135,154	118,253	91,648
Research and development(3)	22,367	45,140	65,676	16,494	29,568
Depreciation and amortization	12,420	10,222	22,350	16,794	10,125

Operating income	15,696	32,799	98,272	105,575	77,938
Other income, net	59,801	—	—	—	—
Interest income	10,059	5,076	11,470	10,050	12,302
Interest expense	(5,333)	(5,324)	(10,640)	(10,808)	(12,580)
Loss on early extinguishment of debt	—	—	—	(58,660)	—

Income before income tax expense	80,223	32,551	99,102	46,157	77,660
Income tax expense	(30,502)	(11,328)	(34,112)	(15,317)	(26,404)

Net income	$49,721	$21,223	$64,990	$30,840	$51,256

Basic net income per common share	$0.92	$0.38	$1.18	$0.55	$0.94

Diluted net income per common share	$0.76	$0.34	$1.01	$0.52	$0.84

Cash dividend declared per common share	$0.06	$0.06	$0.12	$0.10	$0.025

Basic common shares outstanding	54,323	55,972	55,196	55,618	54,376

Diluted common shares outstanding	69,772	72,160	70,909	72,481	70,191

(1) amounts exclude amortization of intangible assets related to acquired products	$10,899	$8,933	$19,620	$14,891	$9,166
(2) amounts include share-based compensation expense	$13,947	$258	$515	$515	$365
(3) amounts include share-based compensation expense	$1,000	—	—	—	—
See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Class A		Class B			Other
	Common Stock		Common Stock		Additional	Comprehensive			Treasury Stock
					Paid-In	Income	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Compensation	Earnings	Shares	Amount	Total

	(In thousands)
Balance at June 30, 2002	61,552	$862	758	$10	$429,515	$790	$(2,094)	$154,923	(6,824)	$(154,947)	$429,059
Comprehensive income:
Net income	—	—	—	—	—	—	—	51,256	—	—	51,256
Net unrealized gains on available- for-sale securities	—	—	—	—	—	1,396	—	—	—	—	1,396
Net unrealized losses on foreign currency translation	—	—	—	—	—	214	—	—	—	—	214

Comprehensive income											52,866
Dividends declared	—	—	—	—	—	—	—	(1,362)	—	—	(1,362)
Restricted shares issued for deferred compensation, net of cancellations	—	—	—	—	(2)	—	2	—	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—	—	—	365	—	—	—	365
Exercise of stock options	958	14	—	—	12,746	—	—	—	—	—	12,760
Tax effect of stock options exercised	—	—	—	—	3,394	—	—	—	—	—	3,394
Purchase of treasury stock	—	—	—	—	—	—	—	—	(1,858)	(35,961)	(35,961)

Balance at June 30, 2003	62,510	876	758	10	445,653	2,400	(1,727)	204,817	(8,682)	(190,908)	461,121
Comprehensive income:
Net income	—	—	—	—	—	—	—	30,840	—	—	30,840
Net unrealized gains on available- for-sale securities	—	—	—	—	—	(3,452)	—	—	—	—	(3,452)
Net unrealized gains on foreign currency translation	—	—	—	—	—	32	—	—	—	—	32

Comprehensive income											27,420
Conversion of contingent convertible senior notes	—	—	—	—	6	—	—	—	—	—	6
Dividends declared	—	—	—	—	—		—	(5,608)	—	—	(5,608)
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—	—	—	515	—	—	—	515
Exercise of stock options	2,909	40	—	—	51,393	—	—	—	—	—	51,433
Tax effect of stock options exercised	—	—	—	—	20,416	—	—	—	—	—	20,416

Balance at June 30, 2004	65,419	916	758	10	517,468	(1,020)	(1,212)	230,049	(8,682)	(190,908)	555,303
See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Class A		Class B			Other
	Common Stock		Common Stock		Additional	Comprehensive			Treasury Stock
					Paid-In	Income	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Compensation	Earnings	Shares	Amount	Total

	(In thousands)
Balance at June 30, 2004	65,419	$916	758	$10	$517,468	$(1,020)	$(1,212)	$230,049	(8,682)	$(190,908)	$555,303
Comprehensive income:
Net income	—	—	—	—	—	—	—	64,990	—	—	64,990
Net unrealized losses on available- for-sale securities	—	—	—	—	—	(75)	—	—	—	—	(75)
Net unrealized gains on foreign currency translation	—	—	—	—	—	489	—	—	—	—	489

Comprehensive income											65,404
Conversion of Class B common stock to Class A common stock	758	10	(758)	(10)	—	—	—	—	—	—	—
Conversion of contingent convertible senior notes	—	—	—	—	2	—	—	—	—	—	2
Dividends declared	—	—	—	—	—	—	—	(6,565)	—	—	(6,565)
Restricted shares issued for deferred compensation, net of cancellations	18	—	—	—	298	—	—	—	(18)	(298)	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—	—	—	515	—	—	—	515
Exercise of stock options	812	12	—	—	16,571	—	—	—	—	—	16,583
Tax effect of stock options exercised	—	—	—	—	5,104	—	—	—	—	—	5,104
Purchase of treasury stock	—	—	—	—	—	—	—	—	(3,920)	(150,000)	(150,000)

Balance at June 30, 2005	67,007	938	—	—	539,443	(606)	(697)	288,474	(12,620)	(341,206)	486,346
Comprehensive income:
Net income	—	—	—	—	—	—	—	49,721	—	—	49,721
Net unrealized gains on available- for-sale securities	—	—	—	—	—	636	—	—	—	—	636
Net unrealized gains on foreign currency translation	—	—	—	—	—	349	—	—	—	—	349

Comprehensive income											50,706
Adjustment for adoption of FAS 123(R)	—	—	—	—	827	—	697	—	—	(1,524)	—
Share-based compensation	—	—	—	—	14,947	—	—	—	—	—	14,947
Dividends declared	—	—	—	—	—	—	—	(3,301)	—	—	(3,301)
Restricted shares issued for deferred compensation	27	—	—	—	—	—	—	—	(27)	—	—
Exercise of stock options	18	—	—	—	430	—	—	—	—	—	430
Tax effect of stock options exercised	—	—	—	—	(5,641)	—	—	—	—	—	(5,641)

Balance at December 31, 2005	67,052	$938	—	$—	$550,006	$379	$—	$334,894	(12,647)	$(342,730)	$543,487

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,		Year Ended June 30,

	2005	2004	2005	2004	2003

		(Unaudited)
	(In thousands)
Operating Activities:
Net income	$49,721	$21,223	$64,990	$30,840	$51,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,420	10,222	22,350	16,794	10,125
Amortization of deferred financing fees	1,072	1,072	2,143	2,144	2,641
Impairment of long-lived assets	9,171	—	—	—	—
Loss (gain) on sale of property and equipment	34	39	52	(4)	—
Loss on sale of product rights	—	—	—	32	—
Loss (gain) on sale of available-for-sale investments	599	103	882	(599)	(380)
Write-off of Inamed transaction costs	14,042	—	—	—	—
Share-based compensation expense	14,947	258	515	515	365
Deferred income tax expense (benefit)	1,849	(3,060)	5,369	(3,634)	8,879
Tax benefit from exercise of stock options	—	5,058	5,104	20,416	3,394
Excess tax benefits from share-based payment arrangements	(73)	—	—	—	—
Provision for doubtful accounts and returns	(913)	3,100	3,118	1,050	5,321
Accretion of (discount) premium on investments	(418)	5,010	6,528	7,284	3,657
Loss on early extinguishment of debt	—	—	—	58,660	—
Changes in operating assets and liabilities:
Accounts receivable	1,436	(957)	(2,480)	2,753	(11,318)
Inventories	1,625	2,621	(1,160)	(5,535)	(2,050)
Other current assets	4,194	(1,942)	1,886	(1,472)	(378)
Accounts payable	27,220	4,557	15,580	(4,655)	4,553
Income taxes payable	17,255	5,974	9,524	232	(979)
Other current liabilities	(6,191)	(7,813)	(4,420)	3,143	9,581

Net cash provided by operating activities	147,990	45,465	129,981	127,964	84,667
Investing Activities:
Purchase of property and equipment	(748)	(1,829)	(2,913)	(4,594)	(1,367)
Proceeds from sale of property and equipment	—	—	—	131	—
Payment of direct merger costs	(5,811)	(129)	(7,454)	(633)	(1,511)
Payment for purchase of product rights	(481)	(3,085)	(3,296)	(84,116)	(81,727)
Proceeds from sale of product rights	—	—	—	12,100	—
Purchase of available-for-sale investments	(203,247)	(440,602)	(762,561)	(888,152)	(712,040)
Sale of available-for-sale investments	159,597	489,352	846,143	622,006	566,080
Maturity of available-for-sale investments	174,355	32,451	70,568	123,072	138,975
Decrease (increase) in restricted cash	—	—	—	53,837	(22,153)
Change in other assets	—	—	—	8	34

Net cash provided by (used in) investing activities	123,665	76,158	140,487	(166,341)	(113,709)
Financing Activities:
Payment of financing costs	—	(6)	(6)	(5,276)	(142)
Payment of dividends	(3,295)	(3,115)	(6,370)	(5,536)	—
Purchase of treasury stock	—	(150,000)	(150,000)	—	(35,961)
Excess tax benefits from share-based payment arrangements	73	—	—	—	—
Proceeds from the exercise of stock options	430	15,674	16,583	51,433	12,760

Net cash (used in) provided by financing activities	(2,792)	(137,447)	(139,793)	40,621	(23,343)
Effect of exchange rate on cash and cash equivalents	349	724	489	31	214

Net increase (decrease) in cash and cash equivalents	269,212	(15,100)	131,164	2,275	(52,171)
Cash and cash equivalents at beginning of period	177,785	46,621	46,621	44,346	96,517

Cash and cash equivalents at end of period	$446,997	$31,521	$177,785	$46,621	$44,346

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	THE COMPANY AND BASIS OF PRESENTATION

The Company
      Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is a leading independent specialty pharmaceutical company focusing primarily on the development and marketing of products in the United States (“U.S.”) for the treatment of dermatological, aesthetic and podiatric conditions. Medicis also markets products in Canada for the treatment of dermatological and aesthetic conditions. Medicis has built its business by executing a four-part growth strategy. This strategy consists of promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses.
      The Company offers a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 15 branded products. Its core brands are DYNACIN® (minocycline HCI), LOPROX® (ciclopirox), OMNICEF® (cefdinir), PLEXION® (sodium sulfacetamide/sulfur), RESTYLANE® (hyaluronic acid), TRIAZ® (benzoyl peroxide), and VANOStm (fluocinonide) Cream, 0.1%.
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
      The consolidated financial statements include the accounts of Medicis Pharmaceutical Corporation and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
      Effective December 31, 2005, the Company changed its fiscal year end from June 30 to December 31. This change is being made in order to align the Company’s fiscal year end with other companies within the industry. The resulting six-month period ended December 31, 2005 may be referred to herein as the “Transition Period.” The six-month period ended December 31, 2004 is unaudited. The Company refers to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005”, the period beginning July 1, 2003 and ending June 30, 2004 as “fiscal 2004” and the period beginning July 1, 2002 and ending June 30, 2003 as “fiscal 2003”.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
      At December 31, 2005, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Short-Term Investments
      The Company’s debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. On an ongoing basis, the Company evaluates its debt securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment is established. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and interest and dividends on securities are included in interest income. The cost of securities sold is based upon the specific identification method.
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
      Inventories are as follows (amounts in thousands):

		June 30,
	December 31,
	2005	2005	2004

Raw materials	$6,436	$5,283	$8,785
Finished goods	13,925	16,518	11,105
Valuation reserve	(1,285)	(1,100)	(350)

Total inventories	$19,076	$20,701	$19,540

Property and Equipment
      Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following (amounts in thousands):

		June 30,
	December 31,
	2005	2005	2004

Furniture, fixtures and equipment	$10,064	$9,377	$7,268
Leasehold improvements	1,994	1,989	2,018

	12,058	11,366	9,286
Less: accumulated depreciation	(6,642)	(5,223)	(3,444)

	$5,416	$6,143	$5,842

      Total depreciation expense for property and equipment was approximately $1.4 million, $1.2 million (unaudited) , $2.6 million, $1.7 million and $0.9 million for the Transition Period, the comparable 2004 six months, and the fiscal years ended June 30, 2005, June 30, 2004 and June 30, 2003, respectively.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill
      Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. The goodwill is subjected to this test during the last quarter of the Company’s fiscal year. The impairment review process compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income. As of December 31, 2005, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
      Goodwill was approximately $63.1 million as of December 31, 2005, $64.7 million as of June 30, 2005 and approximately $55.1 million as of June 30, 2004. The decrease during the Transition Period reflects a realized income tax benefit resulting from imputed interest on the contingent purchase price payments to the former shareholders of Ascent Pediatrics, Inc. (“Ascent”), related to the Company’s merger with Ascent completed in 2001. The increase during fiscal 2005 reflects the recording of the third year contingent purchase price payment related to the Company’s merger with Ascent. See Note 10 for further discussion.
Intangible Assets
      The Company has in the past made acquisitions of license agreements, product rights, and other identifiable intangible assets. Intangible assets subject to amortization were approximately $239.8 million, $259.5 million and $276.0 million as of December 31, 2005, June 30, 2005 and 2004, respectively. The Company amortizes intangible assets over their expected useful lives, which range between five and 40 years. Total intangible assets as of December 31, 2005, June 30, 2005 and June 30, 2004 were as follows (dollars in thousands):

		December 31, 2005			June 30, 2005			June 30, 2004

	Weighted		Accumulated			Accumulated			Accumulated
	Average Life	Gross	Amortization	Net	Gross	Amortization	Net	Gross	Amortization	Net

Related to product line acquisitions	22.4	$306,324	$(73,879)	$232,445	$321,698	$(69,727)	$251,971	$319,263	$(50,724)	$268,539
Related to business combinations	7.5	5,082	(1,824)	3,258	5,082	(1,346)	3,736	5,082	(730)	4,352
Patents and trademarks	17.8	4,888	(755)	4,133	4,507	(676)	3,831	3,647	(507)	3,140

Total intangible assets		$316,294	$(76,458)	$239,836	$331,287	$(71,749)	$259,538	$327,992	$(51,961)	$276,031

      Total amortization expense was approximately $11.0 million, $9.0 million (unaudited), $19.8 million, $15.1 million and $9.2 million for the Transition Period, the comparable 2004 six months, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Based on the intangible assets recorded at December 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: $20.5 million for the years ended December 31, 2006, 2007, and 2008, approximately $17.9 million for the year ended December 31, 2009, and approximately $15.3 million for the year ended December 31, 2010.
Impairment of Long-Lived Assets
      The Company assesses whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives (See Note 3).
      This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.
      During the quarter ended December 31, 2005, a long-lived asset related to the Company’s DYNACIN® capsule products was determined to be impaired based on the Company’s analysis of the long-lived asset’s carrying value and projected future cash flows. Factors affecting the long-lived asset’s future cash flows included the Company’s promotional focus on its DYNACIN® tablet products, and competitive pressures in the marketplace. As a result of the impairment analysis, the Company recorded a write-down of approximately $9.2 million related to this long-lived asset, which is included in selling, general and administrative expenses.
Deferred Financing Costs
      Deferred financing costs represent fees and other costs incurred in connection with the June 2002 issuance of the 2.5% Contingent Convertible Senior Notes Due 2032 and the August 2003 issuance of the 1.5% Contingent Convertible Senior Notes Due 2033. These costs are being amortized on a basis that approximates the effective interest method over the five-year period that ends on the initial Put date of the Notes. Accumulated amortization amounted to approximately $6.3 million as of December 31, 2005.
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
Other Current Liabilities
      Other current liabilities are as follows (amounts in thousands):

		June 30,
	December 31,
	2005	2005	2004

Accrued incentives	$6,506	$9,505	$8,069
Deferred revenue	1,237	1,862	3,545
Managed care and Medicaid reserves	6,081	5,365	11,671
Other accrued expenses	10,371	13,647	11,320

	$24,195	$30,379	$34,605

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
      Revenue from product sales is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for early payment discounts, and estimates for chargebacks, managed care and Medicaid rebates, damaged product returns, and exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company’s management as its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.
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
      The Company does not provide any forms of price protection to its wholesale customers and permits product returns if the product is damaged, or if it is returned within six months prior to expiration or up to 12 months after expiration. The Company’s customers consist principally of financially viable wholesalers, and depending on the customer, revenue is based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions.
Advertising
      The Company expenses advertising as incurred. Advertising expenses for the Transition Period and the comparable 2004 six months were approximately $12.9 million and $13.3 million (unaudited), respectively, and for fiscal 2005, 2004 and 2003 were approximately $24.2 million, $22.5 million and $20.1 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.
Share-Based Compensation
      At December 31, 2005, the Company had six active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Prior to July 1, 2005, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, stock options are granted at market price and no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). On December 16, 2004, the FASB issued

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
      The adoption of SFAS No. 123R reduced income before income tax expense for the Transition Period by approximately $14.9 million and reduced net income for the Transition Period by approximately $11.0 million. As a result, basic and diluted earnings per share were reduced $0.20 and $0.16, respectively.
      The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2005, total unrecognized compensation cost related to stock option awards was approximately $64.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.9 years.
      Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.1 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the Transition Period would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
      A summary of stock option activity within the Company’s stock-based compensation plans and changes for the Transition Period is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Balance at June 30, 2005	13,648,378	$26.89
Granted	843,550	$32.43
Exercised	(17,996)	$23.87
Terminated/expired	(94,596)	$28.85

Balance at December 31, 2005	14,379,336	$27.21	6.5	$87,396,722

      The intrinsic value of options exercised during the Transition Period was $118,047. Options exercisable under the Company’s share-based compensation plans at December 31, 2005 were 7,302,745, with an average exercise price of $24.24, an average remaining contractual term of 5.4 years, and an aggregate intrinsic value of $60,152,809.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of fully vested stock options and stock options expected to vest, as of December 31, 2005, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding	13,816,174	$27.19	6.5	$84,119,298
Exercisable	7,067,028	$24.24	5.4	$58,262,667
      The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2005	2004

		(Unaudited)
Expected dividend yield	0.4%	0.3%
Expected stock price volatility	0.36	0.44
Risk-free interest rate	4.1% to 4.2%	3.6%
Expected life of options	6 to 8 Years	5 Years

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
	2005	2004	2003

Expected dividend yield	0.3%	0.3%	0.3%
Expected stock price volatility	0.44	0.49	0.49
Risk-free interest rate	3.6%	3.3%	2.5%
Expected life of options	5 Years	5 Years	5 Years
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
      The weighted average fair value of stock options granted during the Transition Period, the comparable 2004 six months, fiscal 2005, 2004 and 2003 was $14.15, $16.08 (unaudited), $11.66, $10.17 and $9.10, respectively.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

	Six Months	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	June 30,	June 30,	June 30,
	2004	2005	2004	2003

	(Unaudited)
Net income, as reported	$21,223	$64,990	$30,840	$51,256
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,195	21,813	17,078	18,056

Pro-forma net income	$11,028	$43,177	$13,762	$33,200

Net income per common share:
Basic, as reported	$0.38	$1.18	$0.55	$0.94
Basic, pro forma	$0.20	$0.78	$0.25	$0.61
Diluted, as reported	$0.34	$1.01	$0.52	$0.84
Diluted, pro forma	$0.20	$0.70	$0.23	$0.59
      The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the Transition Period, 147,710 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the Transition Period, the comparable 2004 six months, fiscal 2005, 2004, and 2003 was approximately $0.7 million, $0.3 million (unaudited), $0.5 million, $0.5 million, and $0.4 million, respectively. As of December 31, 2005, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $4.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.3 years.
      A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the Transition Period is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at June 30, 2005	92,000	$23.41
Granted	147,710	$32.41
Vested	(27,000)	$23.44
Forfeited	(450)	$32.41

Nonvested at December 31, 2005	212,260	$29.65

      The total fair value of restricted shares vested during the Transition Period, the comparable 2004 six months and fiscal 2005 was $0.6 million, $0.4 million (unaudited) and $0.4 million, respectively. No restricted shares vested during fiscal 2004 or 2003.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      See Note 18 for further discussion of the Company’s share-based employee compensation plans.
Shipping and Handling Costs
      Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for the Transition Period, the comparable 2004 six months, fiscal 2005, 2004 and 2003 were approximately $1.4 million, $1.6 million (unaudited), $3.1 million, $3.1 million and $3.5 million, respectively.
Research and Development Costs and Accounting for Strategic Collaborations
      All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company may continue to make non-refundable payments to third parties for new technologies and for research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made.
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
Legal Contingencies
      In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims will have a material impact on its financial position or results of operations.
Foreign Currency Translations
      The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the consolidated statements of operations of transaction gains and losses is not material for all years presented.
Earnings Per Common Share
      Basic and diluted earnings per common share are calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Because the Company has Contingently Convertible Debt (see Note 13), diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net income per common share is calculated by adjusting net income for tax-effected net interest and issue costs on the Contingent Convertible Debt, divided by the weighted average number of common shares outstanding assuming conversion. The Company adopted EITF 04-8 during fiscal 2005, all earnings per share amounts reflect the adoption of EITF 04-8.
Use of Estimates and Risks and Uncertainties
      The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the assessment of recoverability of long-lived assets; the recognition and measurement of current and deferred income tax assets and liabilities; and the reductions to revenue recorded at the time of sale for sales returns. The actual results experienced by the company may differ from management’s estimates.
      The Company purchases its inventory from third party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.
Fair Value of Financial Instruments
      The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end. The fair market value approximates $472.2 million at December 31, 2005.
Supplemental Disclosure of Cash Flow Information
      During the Transition Period, the comparable 2004 six months, fiscal 2005, fiscal 2004 and fiscal 2003, the Company made interest payments of $4.2 million, $4.2 million (unaudited), $8.5 million, $8.8 million and $10.0 million, respectively.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassifications
      Certain prior year amounts have been reclassified to conform with the current year presentation.
Recent Accounting Pronouncements
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
      In November 2005, the FASB issued FSP No. 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. This FSP became effective in November 2005. The Company will continue to evaluate the impact that the adoption of this FSP could have on its financial statements as it has until one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), an amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions (“APB No. 29”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and we will adopt this Statement in the first quarter of fiscal 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is affective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company will adopt this provision, as applicable, during fiscal year 2006.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impair-

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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
      The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists, podiatrists and plastic surgeons. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians and OB/ GYNs, as well as hospitals, government agencies and others. All products, with the exception of BUPHENYL®, are sold primarily to wholesalers and retail chain drug stores. BUPHENYL® is primarily sold directly to hospitals and pharmacies. Prior to the Company’s licensing of ORAPRED® to BioMarin in May 2004, the Company also promoted its pharmaceutical products to pediatricians. During the Transition Period, the comparable 2004 six months, and the last three fiscal years, four wholesalers accounted for the following portions of the Company’s net revenues:

	Six Months Ended
	December 31,
			Fiscal	Fiscal	Fiscal
	2005	2004	2005	2004	2003

		(Unaudited)
McKesson	54.9%	50.8%	51.2%	36.9%	20.2%
Cardinal	18.9%	19.7%	21.8%	23.8%	25.4%
Quality King	*	*	*	*	17.0%
AmerisourceBergen	*	*	*	*	15.5%

* less than 10%
      McKesson is the sole distributor for the Company’s RESTYLANE® products in the United States and Canada. RESTYLANE®, the Company’s highest-selling product during the Transition Period and fiscal 2005, was launched in the United States in January 2004.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The percentage of net revenues for each of the product categories is as follows:

	Six Months Ended		Fiscal Year Ended
	December 31,		June 30,

	2005	2004	2005	2004	2003

		(Unaudited)
Acne and acne-related dermatological products	28%	33%	30%	30%	33%
Non-acne dermatological products	59	44	47	51	37
Non-dermatological products	13	23	23	19	30

Total net revenues	100%	100%	100%	100%	100%

NOTE 5.	STRATEGIC COLLABORATIONS
      On September 26, 2002, Medicis entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, as amended, Medicis made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, a development milestone payment of $2.4 million to Dow during fiscal 2004, and development milestone payments totaling $11.9 million during the Transition Period. In accordance with the agreement between the parties, Medicis is required to make a potential additional payment of $1.0 million upon the certification that a certain development milestone has occurred. All payments were recorded as charges to research and development expense in the periods in which the milestones were achieved.
      On June 26, 2002, Medicis entered into an exclusive strategic alliance with aaiPharma, Inc. (“aaiPharma”) for the development, commercialization and license of a key dermatologic product. Medicis made an initial payment of $7.7 million to aaiPharma during fiscal 2002, a development milestone payment of $6.0 million during fiscal 2003, and had potential additional payments to be made to aaiPharma upon the successful completion of various development milestones. The $7.7 million initial payment and the $6.0 million development milestone payment were recorded as charges to research and development expense during fiscal 2002 and fiscal 2003, respectively. On January 28, 2005, the Company amended its strategic alliance with aaiPharma. The consummation of the amendment has not affected the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to Medicis, and provides that aaiPharma will continue to assist Medicis with the development of the product on a fee for services basis. Medicis will have no future financial obligations to pay aaiPharma on the attainment of clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005, as part of the amendment and the assumption of all liabilities associated with the project.
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

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NOTE 6.	TERMINATION OF DEFINITIVE MERGER AGREEMENT WITH INAMED CORPORATION
      On March 20, 2005, Medicis and Inamed Corporation (“Inamed”) entered into an Agreement and Plan of Merger (the “Agreement”). Inamed is a global healthcare company that develops, manufactures, and markets breast implants for aesthetic augmentation and reconstructive surgery following a mastectomy, a range of dermal products to correct facial wrinkles, the BioEnterics® LAP-BAND® System designed to treat severe and morbid obesity, and the BioEnterics® Intragastric Balloon (BIB®) system for the treatment of obesity. Under the terms of the Agreement, Inamed was to merge with and into a subsidiary of Medicis and each share of Inamed common stock would have been converted into the right to receive 1.4205 shares of Medicis common stock and $30.00 in cash. The completion of the transaction was subject to several customary conditions, including the receipt of applicable approvals from Medicis’ and Inamed’s stockholders, the absence of any material adverse effect on either party’s business and the receipt of regulatory approvals.
      On December 13, 2005, the Company entered into a merger termination agreement with Inamed following Allergan Inc.’s exchange offer for all outstanding shares of Inamed, which was commenced on November 21, 2005, pursuant to which Medicis and Inamed agreed to terminate the Agreement. In accordance with the terms of the Agreement and the merger termination agreement, Inamed paid Medicis a termination fee of $90.0 million, plus $0.5 million in expense reimbursement fees on December 13, 2005.
      From the inception of the proposed transaction with Inamed through the termination of the Agreement, the Company had incurred approximately $14.0 million of professional and other costs related to the transaction. These costs, which were maintained in other long-term assets in our consolidated balance sheet

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during the transaction approval process, were expensed upon termination of the Agreement. As a result of the termination, the Company was required to pay Deutsche Bank Trust Company Americas (“Deutsche Bank”) a fee pursuant to a provision in Deutsche Bank’s merger engagement letter whereby Deutsche Bank was entitled to a portion of the termination fee. This fee is included in accounts payable in the Company’s consolidated balance sheets as of December 31, 2005. The Company also incurred business integration costs related to the transaction, including the planning for and implementation of integration activities. These costs were expensed as incurred. During the Transition Period, the Company incurred approximately $4.4 million of business integration planning costs. These costs were primarily consulting and other professional fees.
      During the Transition Period, the Company recognized a net benefit related to the above items of approximately $59.1 million. This is summarized as follows (in millions):

Termination fee received from Inamed, including expense reimbursement fees	$90.5
Less:
Transaction costs expensed, including legal and advisory fees	27.0
Integration planning costs	4.4

$59.1

      Approximately $0.7 million of the integration planning costs, incurred during the three months ended September 30, 2005, were classified as selling, general and administrative expenses during the Transition Period. Approximately $59.8 million of the net benefit related to the above items, including $3.7 million of integration planning costs incurred during the three months ended December 31, 2005, was classified as other income, net, during the Transition Period.
      The total net benefit recognized by the Company from the inception of the proposed transaction through the termination of the Agreement was approximately $53.8 million. This includes the $59.1 million benefit recognized during the Transition Period, partially offset by approximately $5.3 million of integration planning costs incurred during the three months ended June 30, 2005.

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

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On January 12, 2005, BioMarin and the Company entered into amendments to the Securities Purchase Agreement and License Agreement entered into on May 18, 2004, a Convertible Promissory Note (the “Convertible Note”) and a Settlement and Mutual Release Agreement (collectively the “Agreements”). Under the terms of the Agreements, transaction payments from BioMarin to Medicis previously totaling $175 million were reduced to $159 million. Beginning with license payments relating to ORAPRED® to be made by BioMarin after July 2005, license payments totaling $93 million were reduced pro rata to $88.4 million. Consideration to be received by Medicis from BioMarin in 2009 for the option relating to the purchase of all outstanding shares of Ascent Pediatrics were reduced from $82 million to $70.6 million. Medicis will take full financial responsibility for contingent payments due to former Ascent Pediatric shareholders without the $5 million in offset payments that would have been paid by BioMarin to Medicis after July 1, 2005. Contingent payments are due to former Ascent Pediatric shareholders from Medicis only if revenue from Ascent Pediatric products exceeds certain thresholds. In addition, Medicis reimbursed BioMarin for actual returns, up to certain agreed-upon limits, of ORAPRED® finished goods received by BioMarin during the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.
      Additionally, per the terms of the Agreements, Medicis has made available to BioMarin the ability to draw down on a Convertible Note up to $25 million beginning July 1, 2005. The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. No monies have been advanced to-date. In conjunction with the Agreements, BioMarin and Medicis have entered into a settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by the parties other than certain continuing obligations in accordance with the terms of the parties’ agreements. As of December 31, 2005, BioMarin had paid $74.2 million to Medicis under the license agreement, which represents all scheduled payments due through that date under the license agreement.

NOTE 8.	ACQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP
      On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med, a Swedish biotechnology/medical device company. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANEtm and RESTYLANE FINE LINEStm. RESTYLANE® has been approved by the FDA for use in the U.S. RESTYLANE®, PERLANEtm and RESTYLANE FINE

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LINEStm have been approved for use in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, $19.4 million in May 2004 upon certain cumulative commercial milestones being achieved and will pay approximately $29.1 million upon FDA approval of PERLANEtm. Payments and costs related to this acquisition are capitalized as an intangible asset and are amortized over 15 years beginning in March 2003.

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
      On January 14, 2003, Taro licensed with an option to purchase from Medicis four branded prescription product lines for sale in the U.S. and Puerto Rico. The license agreement was effective on January 14, 2003 and extended through June 1, 2004, after which Taro had the option to purchase the product lines. Medicis received quarterly license payments from Taro during the term of the agreement. Under terms of the agreement, Taro licensed from Medicis the following four brands: TOPICORT® (desoximetasone), a topical corticosteroid used for inflammatory skin diseases; A/ T/ S® (erythromycin), a topical antibiotic used in the treatment of acne; OVIDE® (malathion), a pediculicide used in the treatment of head lice; and PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections. Taro purchased the product lines at the end of the term of the agreement for $12.1 million. The carrying value of the intangible assets related to these products was written off as of the sale date, and a loss of approximately $32,000 was recognized during fiscal 2004 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company additionally incurred approximately $350,000 of professional fees related to the transaction.

NOTE 10.	MERGER OF ASCENT PEDIATRICS, INC.
      As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period through November 15, 2006, subject to certain deductions and set-offs. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. A total of approximately $27.4 million is included in short-term contract obligation in the Company’s consolidated balance sheets as of December 31, 2005, representing the first four years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price was withheld pending the final outcome of certain pending litigation. The Company is in the process of distributing the accumulated Contingent Payments to the former shareholders of Ascent as the pending litigation matter has concluded.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	SHORT-TERM INVESTMENTS
      The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term investments consist of corporate and various government agency and municipal debt securities. Management classifies the Company’s short-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized when earned. The cost of security sold is calculated using the specific identification method. The following is a summary of available-for-sale securities (amounts in thousands):

	December 31, 2005

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$73,398	$92	$274	$73,216
Other debt securities	222,736	2	419	222,319

Total securities	$296,134	$94	$693	$295,535

	June 30, 2005

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$144,017	$20	$476	$143,561
Other debt securities	283,372	7	1,157	282,222

Total securities	$427,389	$27	$1,633	$425,783

	June 30, 2004

		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. corporate securities	$123,848	$224	$360	$123,712
Other debt securities	465,070	164	1,527	463,707

Total securities	$588,918	$388	$1,887	$587,419

      The Company’s unrealized losses were due to fluctuations in interest rates. The Company does not believe any of the unrealized losses represented an other-than-temporary impairment based on its evaluation of available evidence as of December 31, 2005.
      During the Transition Period, the comparable six month period in 2004, fiscal 2005 and fiscal 2004, the gross realized gains on sales of available-for-sale securities totaled $658, $217,361 (unaudited), $231,766 and $1,360,154, respectively, and the gross realized losses totaled $599,200, $320,382 (unaudited), $1,117,366 and $236,427, respectively. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the Transition Period, the comparable six month period in 2004, fiscal 2005 and fiscal 2004 on available-for-sale securities included in stockholders’ equity

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
totaled $636,777, $(107,204) (unaudited), $(75,721) and $(3,451,343), respectively. The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2005, by maturity, are shown below (amounts in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

	December 31, 2005

		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$99,662	$99,192
Due after one year through five years	29,123	28,993
Due after five years through 10 years	4,000	4,000
Due after 10 years	163,348	163,350

	$296,133	$295,535

NOTE 12.	LINE OF CREDIT
      The Company has a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by the Company, at its discretion, and is collateralized by certain short-term investments. The outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2006. The agreement requires the Company to comply with certain covenants, including covenants relating to the Company’s financial condition and results of operation; we are in compliance with such covenants. The Company has never drawn on this credit facility.

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
      The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2007, 2012 and 2017, or upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.
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

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company may redeem some or all of the New Notes at any time on or after June 11, 2008, at a redemption price, payable in cash, of 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the New Notes may require the Company to repurchase all or a portion of their New Notes on June 4, 2008, 2013 and 2018, or upon a change in control, as defined in the indenture governing the New Notes, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash.
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

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      During the quarters ended December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The holders of Old Notes have this conversion right only until March 31, 2006. During the quarters ended June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of March 10, 2006, no other Old Notes have been converted.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Occupancy Arrangements
      The Company presently occupies approximately 75,000 square feet of office space in Scottsdale, Arizona, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $1.2 million, $1.1 million (unaudited), $2.3 million, $2.1 million and $1.5 million for the Transition Period, the comparable 2004 six months, fiscal 2005, 2004 and 2003, respectively. Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement that expires in February 2008.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, approximate future lease payments under the operating lease are as follows (amounts in thousands):

Year Ending December 31,

2006	$2,112
2007	2,079
2008	2,138
2009	2,138
2010	2,138

$10,605

Research and Development and Consulting Contracts
      The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At December 31, 2005, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.

Litigation
      In the ordinary course of business, the Company is involved in a number of other legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

NOTE 15.	INCOME TAXES
      The provision for income taxes consists of the following (amounts in thousands):

	Six Months Ended
	December 31,		Year Ended June 30,

	2005	2004	2005	2004	2003

		(Unaudited)
Current
Federal	$26,780	$13,392	$27,516	$15,831	$17,123
State	1,543	822	1,215	861	1,305
Foreign	750	110	156	109	14

	29,073	14,324	28,887	16,801	18,442

Deferred
Federal	1,366	(2,854)	4,456	(1,404)	7,532
State	45	(142)	787	(80)	430
Foreign	18	—	(18)	—	—

	1,429	(2,996)	5,225	(1,484)	7,962

Total	$30,502	$11,328	$34,112	$15,317	$26,404

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Current income tax expense does not reflect benefit of $0.1 million, $5.1 million (unaudited), $5.1 million, $20.4 million and $3.4 million for the Transition Period, the comparable 2004 six months, fiscal 2005, fiscal 2004, and fiscal 2003, respectively, related to the vesting of restricted stock and exercise of employee stock options recorded directly to “Additional paid-in-capital” in the Company’s consolidated statements of stockholders’ equity. During the Transition Period, the Company reduced “Additional paid-in-capital” by $5.7 million to properly record the amount of excess tax benefits attributable to the prior fiscal years.
      Additionally, current income tax expense does not reflect benefits of $1.6 million resulting from interest imputed on the contingent consideration to be paid to the former shareholders of Ascent in connection with the merger of Ascent during fiscal 2002. The imputed interest deducted for tax purposes reduces the fair value of the recorded contingent consideration. As such, the Company made a corresponding reduction to Ascent goodwill of $1.6 million.
      The reconciliations of the U.S. federal statutory rate to the combined effective tax rate are as follows:

	Six Months Ended		Year Ended
	December 31,		June 30,

	2005	2004	2005	2004	2003

		(Unaudited)
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	1.3	1.4	1.4	1.1	1.5
Share-based payments	1.6	—	—	—	—
Tax-exempt interest	—	(2.4)	(1.0)	(4.2)	(2.1)
Other	0.1	0.8	(1.0)	1.3	(0.4)

	38.0%	34.8%	34.4%	33.2%	34.0%

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

			June 30,

	December 31, 2005		2005		2004

	Current	Long-term	Current	Long-term	Current	Long-term

Deferred tax assets:
Net operating loss carryforwards	$—	$22,584	$—	$23,161	$—	$25,691
Reserves and liabilities	11,810	—	10,415	—	10,390	—
Unrealized losses on securities	215	—	586	—	555	—
Research and development credits	—	1,246	—	1,246	—	1,920
Excess of net book value over tax basis of intangible assets	—	8,885	—	6,613	—	—
Share-based payment awards	—	4,200	—	—	—	—
Foreign tax credit	713	—	—	—	—	—
Capital loss carryover	—	892	—	—	—	—
Charitable contributions, other	—	824	—	4,455	3,159	834
Valuation allowance	—	(17,515)	—	(17,473)	—	(17,492)

	12,738	21,116	11,001	18,002	14,104	10,953
Deferred tax liabilities:
Depreciation on property and equipment	—	(455)	—	(611)	—	(175)
Bond interest	—	(29,233)	—	(22,377)	—	(9,068)
Excess of net book value over tax basis of intangible assets	—	—	—	—	—	(4,604)

Net deferred tax assets (liabilities)	$12,738	$(8,572)	$11,001	$(4,986)	$14,104	$(2,894)

      At December 31, 2005, the Company has a federal net operating loss carryforward of approximately $64.5 million that begins expiring in varying amounts in the years 2008 through 2020 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $18.0 million of the $64.5 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.
      At December 31, 2005, the Company had a research and experimentation credit carryforward of approximately $1.3 million that begins expiring in varying amounts in the years 2008 through 2020 if not previously utilized. All of the research and experimentation credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and experimentation credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and experimentation credits.
      At December 31, 2005, the Company had a foreign tax credit carryover of approximately $0.7 million. The foreign tax credit will expire in 2016 if not previously utilized.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of the limitations described above, the Company has recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and experimentation credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts estimated to be realized as of December 31, 2005 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.
      During fiscal 2004, the Internal Revenue Service issued Notice 2003-65 providing taxpayers additional guidance regarding the computations under Internal Revenue Code Section 382. The application of Notice 2003-65 to Ascent’s net operating losses resulted in an increase of $11.9 million in the Company’s estimate of the initial recognition of Ascent’s net operating losses it will utilize. As a result, the Company reclassified approximately $4.1 million from goodwill to deferred tax assets and the related valuation allowance to reflect the increased estimate of the income tax benefit it will realize from utilization of Ascent’s net operating loss carryforwards.
      The Company recorded a deferred tax asset of approximately $215,000, $617,000 (unaudited), $586,000 and $555,000 for the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, respectively, relating to unrealized losses on available-for-sale securities presented in other comprehensive income in stockholders’ equity.
      During the Transition Period, the comparable 2004 six months and fiscal 2005, the Company made net tax payments of $11.8 million, $3.1 million (unaudited) and $13.9 million, respectively. The Company received net refunds of $3.7 million during fiscal 2004 and made tax payments of $16.7 million during fiscal 2003.
      The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2000. The Company and its consolidated subsidiaries are currently under examination for fiscal year ended 2003 and 2004. The Company does not believe that the examination will have a material effect on the financial position of the Company. The Company continually assesses its tax filing positions and believes that an adequate provision for taxes has been made for all open years that may be subject to audit.

NOTE 16.	STOCK TRANSACTIONS
      Class A common stock has one vote per share. During September 2004, all 758,032 outstanding shares of the Company’s Class B common stock were exchanged for 758,032 shares of the Company’s Class A common stock. As of December 31, 2005, there were no shares of Class B common stock outstanding.
      During the three months ended December 31, 2004 and September 30, 2004, Medicis purchased 2,177,286 and 1,743,800 shares of its Class A common stock in the open market at an average price of $38.65 and $37.76 per share, respectively. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in August 2004. This program provided for the repurchase of up to $150.0 million of Class A common stock at such times as management determined. As of December 31, 2005, the Company had repurchased a total of approximately $150.0 million of Class A common stock pursuant to this program, all during the six months ended December 31, 2004. As the purchase limit had been reached, the plan was terminated. During the Transition Period, Medicis did not purchase any of its shares of Class A common stock. The timing and amount of any future payments will depend on market conditions and corporate considerations.
      On January 2, 2004, the Company announced a 2 for 1 stock split in the form of a stock dividend payable on January 23, 2004 to stockholders of record at the close of business on January 12, 2004. All share and per share data have been restated to reflect the stock split effected in the form of a stock dividend.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NOTE 17.	DIVIDENDS DECLARED ON COMMON STOCK
      During the Transition Period and the comparable 2004 six months, fiscal 2005 and fiscal 2004, the Company paid quarterly cash dividends aggregating $3.3 million, $3.1 million (unaudited), $6.4 million, $5.5 million, respectively, on its common stock. In addition, on December 14, 2005, the Company declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2006 to stockholders of record at the close of business on January 3, 2006. The $1.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2005. Prior to these dividends, the Company had not paid a cash dividend on our common stock. The Company has not adopted a dividend policy.

NOTE 18.	STOCK OPTION PLANS
      As of December 31, 2005, the Company has six active Stock Option Plans (the 2004, 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). As of December 31, 2005, the 2004, 2002, 1998, 1996, 1995 and 1992 Plans had the following options outstanding: 353,050, 5,635,315, 5,320,428, 1,249,477, 1,281,968, and 539,098, respectively. Except for the 2002 Stock Option Plan, which only includes non-qualified incentive options, the Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Options are granted at the fair market value on the grant date. Options outstanding at December 31, 2005 vary in price from $6.06 to $39.04, with a weighted average exercise price of $27.21 as is set forth in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 6.06 - $14.42	1,191,709	3.20	$11.27	1,191,709	$11.27
$14.50 - $18.33	2,284,364	6.35	$18.22	1,035,222	$18.08
$18.57 - $23.53	288,138	6.36	$21.69	174,008	$21.11
$23.65 - $26.95	2,108,662	5.62	$26.75	1,474,284	$26.75
$26.98 - $27.63	1,985,128	4.60	$27.63	1,966,808	$27.63
$27.70 - $29.13	138,410	7.01	$28.34	44,110	$28.20
$29.20 - $29.20	2,361,070	7.58	$29.20	588,621	$29.20
$29.25 - $36.06	1,330,505	7.76	$31.76	360,945	$30.34
$38.45 - $38.45	2,544,350	8.54	$38.45	320,038	$38.45
$39.04 - $39.04	147,000	8.75	$39.04	147,000	$39.04

	14,379,336	6.49	$27.21	7,302,745	$24.24

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock options granted within the Plans and related information for the Transition Period and fiscal 2005, fiscal 2004 and fiscal 2003 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price

Balance at June 30, 2002	3,956,382	7,179,224	11,135,606	$21.08

Granted	12,340	3,476,376	3,488,716	$19.11
Exercised	(451,596)	(505,234)	(956,830)	$13.33
Terminated/expired	(310,664)	(575,236)	(885,900)	$22.32

Balance at June 30, 2003	3,206,462	9,575,130	12,781,592	$21.11

Granted	10,272	3,403,248	3,413,520	$29.32
Exercised	(1,383,395)	(1,526,179)	(2,909,574)	$17.68
Terminated/expired	(275,772)	(985,822)	(1,261,594)	$25.41

Balance at June 30, 2004	1,557,567	10,466,377	12,023,944	$23.82

Granted	—	2,795,890	2,795,890	$38.48
Exercised	(269,554)	(542,216)	(811,770)	$20.43
Terminated/expired	(62,896)	(296,790)	(359,686)	$28.82

Balance at June 30, 2005	1,225,117	12,423,261	13,648,378	$26.89

Granted	—	843,550	843,550	$32.43
Exercised	(9,552)	(8,444)	(17,996)	$23.87
Terminated/expired	(10,626)	(83,970)	(94,596)	$28.85

Balance at December 31, 2005	1,204,939	13,174,397	14,379,336	$27.21

NOTE 19.	NET INCOME PER COMMON SHARE
      The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,

	2005	2004	2005	2004	2003

		(Unaudited)
BASIC
Net income	$49,721	$21,223	$64,990	$30,840	$51,256
Weighted average number of common shares outstanding	54,323	55,972	55,196	55,618	54,376

Basic net income per common share	$0.92	$0.38	$1.18	$0.55	$0.94

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	December 31,		Fiscal Year Ended June 30,

	2005	2004	2005	2004	2003

		(Unaudited)
DILUTED
Net income	$49,721	$21,223	$64,990	$30,840	$51,256
Add:
Tax-effected interest expense and issue costs related to Old Notes	1,677	1,675	3,347	3,884	7,901
Tax-effected interest expense and issue costs related to New Notes	1,677	1,677	3,353	2,925	—

Net income assuming dilution	$53,075	$24,575	$71,690	$37,649	$59,157
Weighted average number of common shares	54,323	55,972	55,196	55,618	54,376
Effect of dilutive securities:
Old Notes	5,823	5,823	5,823	6,777	13,770
New Notes	7,325	7,325	7,325	6,446	—
Stock options and restricted stock	2,301	3,040	2,565	3,640	2,045

Weighted average number of common shares assuming dilution	69,772	72,160	70,909	72,481	70,191

Diluted net income per common share	$0.76	$0.34	$1.01	$0.52	$0.84

      Diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net income per share is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion. All earnings per share amounts presented reflect the adoption of EITF 04-8.
      The diluted net income per common share computation for the Transition Period excludes 6,120,755 shares of stock that represented outstanding stock options that were anti-dilutive.
      The diluted net income per common share computation for the six months ended December 31, 2004 excludes 2,459,862 (unaudited) shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
      The dilutive net income per common share computation for fiscal 2005, fiscal 2004 and fiscal 2003 excludes 2,734,600, 5,393 and 3,098163 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive.

NOTE 20.	FINANCIAL INSTRUMENTS — CONCENTRATIONS OF CREDIT AND OTHER RISKS
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.
      The Company maintains cash, cash equivalents and short-term investments primarily with two financial institutions that invest funds in short-term, interest-bearing, investment-grade, marketable securities. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables. The Company generally places its investments with high-

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit quality counterparties. Investments in debt securities with original maturities of greater than six months consist primarily of AAA rated financial instruments and counterparties. The Company’s investments are primarily in direct obligations of the United States government or its agencies and municipal auction-rate securities.
      At December 31, 2005, and at the end of fiscal 2005 and fiscal 2004, three customers comprised approximately 83.2%, 86.3% and 88.8%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk exists at December 31, 2005.
      The Company’s inventory is contract manufactured. The Company and the manufacturers of its products rely on suppliers of raw materials used in the production of its products. Some of these materials are available from only one source and others may become available from only one source. Any disruption in the supply of raw materials or an increase in the cost of raw materials to these manufacturers could have a significant effect on their ability to supply the Company with its products. The failure of any such suppliers to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition.

NOTE 21.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
      The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. Beginning in April 2002, the Company began matching employee contributions at 50% of the first 3% of basic compensation contributed by the participants, and during the Transition Period and during fiscal 2005 made a discretionary contribution to the plan. During the Transition Period, the comparable 2004 six months, fiscal 2005, fiscal 2004 and fiscal 2003, the Company recognized expense related to matching and discretionary contributions under the Contribution Plan of $442,000, $162,000 (unaudited), $803,000, $340,000 and $307,000, respectively.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      The tables below list the quarterly financial information for the Transition Period, fiscal 2005 and 2004. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.
Six Months Ended December 31, 2005

	(For the Quarters Ended)

	September 30,	December 31,
	2005(a)	2005(b)

Net revenues	$83,264	$80,690
Gross profit(1)	71,240	68,603
Net income	12,460	37,261
Basic net income per common share	$0.23	$0.69
Diluted net income per common share	$0.20	$0.56
Year Ended June 30, 2005

	(For the Quarters Ended)

	September 30,	December 31,	March 31,	June 30,
	2004(c)	2004(d)	2005(e)	2005(f)

Net revenues	$88,818	$92,349	$95,188	$100,544
Gross profit(1)	74,985	78,911	81,274	86,282
Net income	1,023	20,201	19,371	24,395
Basic net income per common share	$0.02	$0.37	$0.36	$0.45
Diluted net income per common share	$0.02	$0.31	$0.30	$0.38
Year Ended June 30, 2004

	(For the Quarters Ended)

	September 30,	December 31,	March 31,	June 30,
	2003	2003(g)	2004	2004

Net revenues	$63,295	$70,633	$81,839	$87,954
Gross profit(1)	53,114	59,396	68,721	75,885
Loss on early extinguishment of debt	(58,660)	—	—	—
Net (loss) income	(27,164)	13,627	20,671	23,705
Basic net (loss) income per common share	$(0.50)	$0.25	$0.37	$0.42
Diluted net (loss) income per common share	$(0.50)	$0.21	$0.31	$0.34

(1)	Gross profit does not include amortization of the related intangibles.
      Quarterly results were impacted by the following items:

(a)	Operating expenses included approximately $7.7 million of compensation expense related to stock options and restricted stock, and approximately $0.7 million of business integration planning costs related to the proposed merger with Inamed.
(b)	Operating expenses included approximately $11.9 million paid to Dow related to a research and development collaboration, a charge of approximately $9.2 million for the write-down of a long-lived asset and approximately $7.3 million of compensation expense related to stock options and restricted stock. Other income included approximately $60.0 million related to a termination fee received from

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inamed related to the termination of the proposed merger with Inamed, net of the expensing of accumulated transaction costs and business integration planning costs incurred.
(c)	Operating expenses included approximately $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQtm, and approximately $0.7 million of professional fees related to the agreement.
(d)	Operating expense included approximately $5.0 million paid to Ansata related to an exclusive development and license agreement, and approximately $0.5 million of professional fees related to the agreement.
(e)	Operating expenses included approximately $8.3 million paid to aaiPharma related to a research and development collaboration. Effective January 1, 2005, the Company changed the estimated useful life for certain intangible assets related to its merger with Ascent. This change increased amortization expense by approximately $0.8 million during the quarter ended March 31, 2005.

(f)	Operating expenses included approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed. Effective January 1, 2005, the Company accelerated the estimated useful life for certain intangible assets related to its merger with Ascent. This change increased amortization expense by approximately $0.8 million during the quarter ended June 30, 2005.

(g)	Operating expenses included approximately $2.4 million paid to Dow for a research and development collaboration.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at End
Description	of Year	Expenses	Accounts	Deductions	of Year

	(In thousands)
Six Months Ended December 31, 2005
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$19,073	$42,755	—	$(43,668)	$18,160
Year Ended June 30, 2005
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$15,955	$95,979	—	$(92,861)	$19,073
Year Ended June 30, 2004
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$15,079	$96,263	—	$(95,387)	$15,955
Year Ended June 30, 2003
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$10,628	$78,044	—	$(73,593)	$15,079

S-1

Index to Exhibits

Exhibit No.		Description

12+		Computation of Ratios of Earnings to Fixed Charges
21	.1+	Subsidiaries
23	.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney See signature page
31	.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31	.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith