Form 10-Q
period 2006-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2006-05-10
CIK 859368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2006

Class A Common Stock $.014 Par Value	54,434,252

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$245,789	$446,997
Short-term investments	352,879	295,535
Accounts receivable, net	50,379	46,697
Inventories, net	15,695	19,076
Deferred tax assets, net	12,040	12,738
Other current assets	13,469	12,241

Total current assets	690,251	833,284

Property and equipment, net	5,025	5,416

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	311,406	311,406
Other intangible assets	5,133	4,888

	316,539	316,294
Less: accumulated amortization	81,582	76,458

Net intangible assets	234,957	239,836
Goodwill	63,269	63,094
Long-term investments	4,693	—
Deferred financing costs, net	3,789	4,325

	$1,001,984	$1,145,955

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$35,767	$57,708
Short-term contract obligation	—	27,407
Income taxes payable	9,217	31,521
Other current liabilities	30,042	24,195

Total current liabilities	75,026	140,831

Long-term liabilities:
Contingent convertible senior notes	453,065	453,065
Deferred tax liability, net	11,735	8,572

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 67,082,926 and 67,052,326 at March 31, 2006 and December 31, 2005, respectively	939	938
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	557,753	550,006
Accumulated other comprehensive income	1,486	379
Accumulated earnings	244,710	334,894
Less: Treasury stock, 12,651,554 and 12,647,554 shares at cost at March 31, 2005 and December 31, 2005, respectively	(342,730)	(342,730)

Total stockholders’ equity	462,158	543,487

	$1,001,984	$1,145,955

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net product revenues	$71,087	$75,788
Net contract revenues	4,071	19,400

Net revenues	75,158	95,188

Cost of product revenue (1)	12,179	13,914

Gross profit	62,979	81,274

Operating expenses:
Selling, general and administrative (2)	51,223	31,934
Research and development (3)	97,218	14,452
Depreciation and amortization	5,856	6,054

Operating (loss) income	(91,318)	28,834

Interest income	7,020	2,989
Interest expense	2,658	2,658

(Loss) income before income tax (benefit) expense	(86,956)	29,165

Income tax expense	1,587	9,794

Net (loss) income	$(88,543)	$19,371

Basic net (loss) income per common share	$(1.63)	$0.36

Diluted net (loss) income per common share	$(1.63)	$0.30

Cash dividend declared per common share	$0.03	$0.03

Basic common shares outstanding	54,356	54,251

Diluted common shares outstanding	54,356	69,773

(1) amounts exclude amortization of intangible assets related to acquired products	$5,075	$5,342
(2) amounts include share-based compensation expense	$6,647	$129
(3) amounts include share-based compensation expense	$534	—
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Operating Activities:
Net (loss) income	$(88,543)	$19,371
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,856	6,054
Amortization of deferred financing fees	536	536
(Gain) loss on sale of available-for-sale investments	(1)	156
Share-based compensation expense	7,181	129
Deferred income tax expense	3,860	3,518
Tax benefit from exercise of stock options	—	(452)
Provision for doubtful accounts and returns	640	327
Accretion of (discount) premium on investments	(480)	1,398
Changes in operating assets and liabilities:
Accounts receivable	(4,322)	(2,615)
Inventories	3,381	(2,148)
Other current assets	(1,228)	4,703
Accounts payable	(21,940)	4,204
Income taxes payable	(22,304)	(1,928)
Other current liabilities	5,844	635

Net cash (used in) provided by operating activities	(111,520)	33,888

Investing Activities:
Purchase of property and equipment	(343)	(582)
Payment of direct merger costs	(27,582)	(820)
Payment for purchase of product rights	(245)	62
Purchase of available-for-sale investments	(186,744)	(185,470)
Sale of available-for-sale investments	92,032	171,583
Maturity of available-for-sale investments	34,270	19,425

Net cash (used in) provided by investing activities	(88,612)	4,198

Financing Activities:
Payment of dividends	(1,637)	(1,627)
Proceeds from the exercise of stock options	567	129

Net cash used in financing activities	(1,070)	(1,498)

Effect of exchange rate on cash and cash equivalents	(6)	64

Net (decrease) increase in cash and cash equivalents	(201,208)	36,652
Cash and cash equivalents at beginning of period	446,997	31,521

Cash and cash equivalents at end of period	$245,789	$68,173

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
     The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Transition Report on Form 10-K/T for the six-month period ended December 31, 2005 (the “Transition Period”). The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Transition Report on Form 10-K/T for the Transition Period. Certain prior period amounts have been reclassified to conform with current period presentation.

2.	SHARE-BASED COMPENSATION
     At March 31, 2006, the Company had six active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Prior to July 1, 2005, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion

No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, stock options are granted at market price and no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). On December 16, 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R increased the loss before income tax expense for the three months ended March 31, 2006 by approximately $7.2 million and increased the net loss for the three months ended March 31, 2006 by approximately $5.2 million. As a result, basic and diluted net loss per common share were increased $0.10.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $57.9 million and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. No excess tax benefits were recognized during the three months ended March 31, 2006.

     A summary of stock options activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2005	14,379,336	$27.21

Granted	38,625	$30.05
Exercised	(26,600)	$21.32
Terminated/expired	(84,598)	$30.45

Balance at March 31, 2006	14,306,763	$27.21	6.25	$92,892,072

     The intrinsic value of options exercised during the three months ended March 31, 2006 was $261,802. Options exercisable under the Company’s share-based compensation plans at March 31, 2006 were 7,310,875, with an average exercise price of $24.27, an average remaining contractual term of 5.2 years, and an aggregate intrinsic value of $63,788,916.
     A summary of fully vested stock options and stock options expected to vest, as of March 31, 2006, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	13,759,712	$27.19	6.2	$89,556,658
Exercisable	7,078,896	$24.25	5.2	$61,878,760
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Expected dividend yield	0.4%	0.3%
Expected stock price volatility	0.36	0.44
Risk-free interest rate	4.5%	3.6%
Expected life of options	7 Years	5 Years
     The expected dividend yield is based on expected annual dividends to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.
     The weighted average fair value of stock options granted during the three months ended March 31, 2006 was $13.36. There were no stock options granted during the three months ended March 31, 2005.

     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

THREE MONTHS
ENDED
MARCH 31,
2005
Net income, as reported	$19,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,049

Pro-forma net income	$14,322

Net income per common share:
Basic, as reported	$0.36
Basic, pro forma	$0.26
Diluted, as reported	$0.30
Diluted, pro forma	$0.23
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the three months ended March 31, 2006, 110,025 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended March 31, 2006 and 2005, was approximately $0.5 million and $0.1 million, respectively. As of March 31, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $7.6 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.4 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2006 is as follows (amounts in thousands, except per share amounts):

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2005	212,260	$29.65

Granted	110,025	$30.05
Vested	(4,000)	$23.30
Forfeited	—	$—

Nonvested at March 31, 2006	318,285	$29.87

     The total fair value of restricted shares vested during the three months ended March 31, 2006 was approximately $0.1 million. No restricted shares vested during the three months ended March 31, 2005.

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
     The Company’s policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) approval related directly to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. In contrast, if the Company acquires product rights that are in the development phase and as to which the Company has no assurance that the third party will successfully complete its developmental milestones, the Company expenses such payments.
     On January 28, 2005, the Company amended its strategic alliance with AAIPharma Inc. (“AAIPharma”) previously initiated in June 2002 for the development, commercialization and license of a dermatologic product. The consummation of the amendment has not affected the timing of the development project. The amendment allowed for the immediate transfer of the work product, as defined under the agreement, as well as the work product’s management and development, to Medicis, and provides that AAIPharma will continue to assist Medicis with the development of the product on a fee for services basis. Medicis will have no future financial obligations to pay AAIPharma on the attainment of clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the three months ended March 31, 2005, as part of the amendment and the assumption of all liabilities associated with the project.

4.	DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN PRODUCT KNOWN AS RELOXIN®
     On March 17, 2006, the Company entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as Reloxin® in the U.S. aesthetic market and Dysport® for medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan.
     Under the terms of the agreement, Medicis paid Ipsen $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan and will pay an additional $26.5 million upon successful completion of various clinical and regulatory milestones, $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to Medicis for the term of the agreement, which extends to September 2019. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. The initial $90.1 million payment was recognized as a charge to research and development expense during the three months ended March 31, 2006. Under the terms of the agreement, Medicis is responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan.
     Additionally, Medicis and Ipsen agreed to negotiate and enter into an agreement relating to the exclusive distribution and development rights of the product for the aesthetic market in Europe, and subsequently in certain other markets. Under this agreement, Medicis would pay up-front and other milestone payments linked to the development and approval of Ipsen’s botulinum toxin Type A product in aesthetic indications as well as royalties based on net sales. Ipsen would manufacture and supply the product to Medicis. Medicis was obligated to make an additional payment to Ipsen in connection with the U.S., Canada and Japan agreement if this agreement was not entered into by April 15, 2006. On April 13, 2006, Medicis and Ipsen agreed to extend this deadline to July 15, 2006.

5.	MERGER OF ASCENT PEDIATRICS, INC.
     As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period through November 15, 2006, subject to certain deductions and set-offs. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. There can be no assurance that such payment will ultimately be made nor is the accrual of a liability an indication of current sales levels. A total of approximately $27.4 million was included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of December 31, 2005, representing the first four years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price was withheld pending the final outcome of certain pending litigation. The Company distributed the accumulated Contingent Payments to the former shareholders of Ascent during the three months ended March 31, 2006, as the pending litigation matter had concluded. In addition, the Company settled an additional dispute during May 2006 which was initiated in March 2006 related to the concluded lawsuitA $1.8 million settlement was recognized as a charge to selling, general administrative expense during the three months ended March 31, 2006.

6.	SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s short-term and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividend and interest income are recognized when earned. The cost of security sold is calculated using the specific identification method. At March 31, 2006, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $352.9 million and $4.7 million, respectively. The following is a summary of available-for-sale securities (amounts in thousands):

	MARCH 31, 2006
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$199,569	$1,620	$273	$200,917
Other debt securities	156,859	1	204	156,655

Total securities	$356,428	$1,621	$477	$357,572

     During the three months ended March 31, 2006, the gross realized gains on sales of available-for-sale securities totaled $1,458, while no gross losses were realized. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three months ended March 31, 2006, on available-for-sale securities included in stockholders’ equity totaled $976,207. The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2006, by maturity, are shown below (amounts in thousands):

	MARCH 31, 2006
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$236,938	$238,181
Due after one year through five years	16,490	16,391
Due after five years through 10 years	4,000	4,000
Due after 10 years	99,000	99,000

	$356,428	$357,572

     At March 31, 2006, approximately $114.7 million of the $119.4 million in estimated fair value expected to mature greater than one year has been classified as short-term investments since these investments are in an unrealized gain position. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.
     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006 (amount in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate securities	$121,931	$105	$30,024	$168
Other debt securities	26,945	17	36,410	188

Total securities	$148,876	$122	$66,434	$356

     The unrealized losses on the Company’s investments were caused primarily by interest rate increases. It is expected that the investments will not be settled at a price less than the amortized cost. Because the Company has the ability to and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2006.

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
     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Acne and acne-related dermatological products	19%	25%
Non-acne dermatological products	67	50
Non-dermatological products	14	25

Total net revenues	100%	100%

8.	INVENTORIES
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
     Inventories are as follows (amounts in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$6,996	$6,436
Finished goods	10,367	13,925
Valuation reserve	(1,668)	(1,285)

Total inventories	$15,695	$19,076

9.	CONTINGENT CONVERTIBLE SENIOR NOTES
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
     During the quarters ended December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The holders of Old Notes had this conversion right only until March 31, 2006. During the quarters ended March 31, 2006, June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of May 8, 2006, no other Old Notes had been converted.

10.	INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, during the three months ended March 31, 2006, the Company’s effective tax rate of (1.8%) differs from the Company’s estimate of the effective tax rate for the full fiscal year. The Company’s effective tax rate during the three months ended March 31, 2006 is a result of not booking tax benefits on the $90.1 million charge to research and development expense related to the Company’s development and distribution agreement with Ipsen for the development of Reloxin®. The $90.1 million charge was incurred by Aesthetica Ltd., a Bermuda company, which is not subject to corporate income taxes.
     At March 31, 2006, the Company has a federal net operating loss carryforward of approximately $61.7 million that begins expiring in varying amounts in the years 2008 through 2020 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $15.2 million of the $61.7 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.
     At March 31, 2006, the Company had a research and experimentation credit carryforward of approximately $1.3 million that begins expiring in varying amounts in the years 2008 through 2020 if not previously utilized. All of the research and experimentation credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and experimentation credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and experimentation credits.
     At March 31, 2006, the Company had a foreign tax credit carryover of approximately $0.7 million. The foreign tax credit will expire in 2016 if not previously utilized.
     As a result of the limitations described above, the Company recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and experimentation credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts estimated to be realized as of March 31, 2006 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.
     During the three months ended March 31, 2006 and March 31, 2005, the Company made net tax payments of $20.7 million and $8.1 million, respectively.

11.	DIVIDENDS DECLARED ON COMMON STOCK
     On March 15, 2006, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on April 28, 2006 to stockholders of record at the close of business on April 3, 2006. The $1.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2006.

12.	COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive loss for the three months ended March 31, 2006 was $87.4 million. Total comprehensive income for the three months ended March 31, 2005 was $18.6 million.

13.	NET (LOSS) INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
BASIC

Net (loss) income	$(88,543)	$19,371

Weighted average number of common shares outstanding	54,356	54,251

Basic net (loss) income per common share	$(1.63)	$0.36

DILUTED

Net (loss) income	$(88,543)	$19,371

Add:
Tax-effected interest expense and issue costs related to Old Notes	—	836
Tax-effected interest expense and issue costs related to New Notes	—	839

Net (loss) income assuming dilution	$(88,543)	$21,046

Weighted average number of common shares	54,356	54,251

Effect of dilutive securities:
Old Notes	—	5,823
New Notes	—	7,325
Stock options and restricted stock	—	2,374

Weighted average number of common shares assuming dilution	54,356	69,773

Diluted net (loss) income per common share	$(1.63)	$0.30

     Diluted net (loss) income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Earnings per Share.” Diluted net (loss) income per share is calculated by adjusting net (loss) income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.
     Due to the Company’s net loss during the three months ended March 31, 2006, a calculation of diluted earnings per share is not required. For the three months ended March 31, 2006, potentially dilutive securities consisted of restricted stock and stock options convertible into 2,209,105 shares in the aggregate, and 5,822,894 and 7,324,819 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively.
     The diluted net income per common share computation for the three months ended March 31, 2005 excludes 2,761,900 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.

14.	CONTINGENCIES
     The government notified the Company on December 14, 2004, that it is investigating claims that the Company violated the federal False Claims Act. The Company is fully cooperating with the government in its investigation, which relates to the Company’s marketing and promotion of LOPROX® products to pediatricians prior to the Company’s May 2004, disposition of the Company’s pediatric sales division. In April 2006, the Company offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. The Company is continuing to hold settlement discussions with the government in an effort to resolve their claims, and these discussions may or may not result in a monetary settlement with the government. Accordingly, the Company has accrued a loss contingency of $6.0 million as of March 31, 2006, related to this matter. This loss contingency is included in other current liabilities as of March 31, 2006 in the accompanying condensed consolidated balance sheets, and is included in selling, general and administrative expenses for the three months ended March 31, 2006 in the accompanying condensed consolidated statements of income.
     In the ordinary course of business, the Company is involved in a number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

15.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of 2006. The Company adopted FSP 115-1 beginning on January 1, 2006, and the adoption of FSP 115-1 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include core brands DYNACIN®, PLEXION® and TRIAZ®. Our non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOS™. Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Key Aspects of Our Business
     We derive a majority of our prescription volume from our core prescription products: DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, TRIAZ® and VANOS™. We believe that sales of our core prescription products and sales of our dermal aesthetic product, RESTYLANE®, which we began selling in the U.S. on January 6, 2004, will continue to constitute a significant portion of our sales for the foreseeable future.
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
     The following significant events and transactions occurred during the three months ended March 31, 2006 and affected our results of operations, our cash flows and our financial condition:
•	Development and distribution agreement with Ipsen for rights to Ipsen’s botulinum toxin product known as Reloxin®; and

•	Loss contingency for legal matter
Development and Distribution Agreement With Ipsen for Rights to Ipsen’s Botulinum Toxin Product Known as Reloxin®
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as Reloxin® in the U.S. aesthetic market and Dysport® for medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan.
     Under the terms of the agreement, we paid Ipsen $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan and will pay an additional $26.5 million upon successful completion of various clinical and regulatory milestones, $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to us for the term of the agreement, which extends to September 2019. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. The initial $90.1 million payment was recognized as a charge to research and development expense during the three months ended March 31, 2006. Under the terms of the agreement, we are responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan. We expect to incur significant additional research and development expenses related to the development of Reloxin® each quarter throughout the development process.
     Additionally, Medicis and Ipsen agreed to negotiate and enter into an agreement relating to the exclusive distribution and development rights of the product for the aesthetic market in Europe, and subsequently in certain other markets. Under this agreement, we would pay up-front and other milestone payments linked to the development and approval of Ipsen’s botulinum toxin Type A product in aesthetic indications as well as royalties based on net sales. Ipsen would manufacture and supply the product to us. We were obligated to make an additional payment to Ipsen in connection with the U.S., Canada and Japan agreement if this agreement was not entered into by April 15, 2006. On April 13, 2006, Medicis and Ipsen agreed to extend this deadline to July 15, 2006.
Loss contingency for legal matter
     The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act. We are fully cooperating with the government in its investigation, which relates to our marketing and promotion of LOPROX® products to pediatricians prior to our May 2004, disposition of the Company’s pediatric sales division. In April 2006, we offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. We are continuing to hold settlement discussions with the government in an effort to resolve their claims, and these discussions may or may not result in a monetary settlement with the government. Accordingly, we have accrued a loss contingency of $6.0 million as of March 31, 2006, related to this matter. This loss contingency was recognized as a charge to selling, general and administrative expenses during the three months ended March 31, 2006.
Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2006 (a)	2005 (b)

Net revenues	100.0%	100.0%
Gross profit (c)	83.8	85.4
Operating expenses	205.3	55.1

Operating (loss) income	(121.5)	30.3
Interest income (expense), net	5.8	0.3

(Loss) income before income tax (benefit) expense	(115.7)	30.6
Income tax expense	2.1	10.2

Net (loss) income	(117.8)%	20.4%

(a)	Included in operating expenses is $90.9 million (121.0% of net revenues) related to our development and distribution agreement with Ipsen for the development of Reloxin ® , $7.2 million (9.6% of net revenues) of compensation expense related to stock options and restricted stock, $6.0 million (8.0% of net revenues) related to a loss contingency for a legal matter and $1.8 million (2.4% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(b)	Included in operating expenses is $8.3 million (8.8% of net revenues) related to a research and development collaboration with AAIPharma and $0.1 million (0.1% of net revenues) of compensation expense related to restricted stock.

(c)	Gross profit does not include amortization of the related intangibles as such expenses is included in operating expenses.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Net Revenues
     The following table sets forth the net revenues for the three months ended March 31, 2006 (the “first quarter of 2006”) and March 31, 2005 (the “first quarter of 2005”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	First Quarter	First Quarter
	2006	2005	$ Change		% Change
Net product revenues	$71.1	$75.8	$	(4.7)	(6.2)%
Net contract revenues	$4.1	$19.4		$(15.3)	(79.0)%

Net revenues	$75.2	$95.2		$(20.0)	(21.0)%

	First Quarter	First Quarter
	2006	2005	$ Change
Acne and acne-related dermatological products	18.6%	25.2%	(6.6)%
Non-acne dermatological products	67.3%	49.7%	17.6%
Non-dermatological products	14.1%	25.1%	(11.0)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues decreased during the first quarter of 2006 primarily as a result of a decrease in net contract revenues associated with licensing agreements and authorized generic agreements. Net contract revenues decreased primarily due to a decrease in contract revenues during the first quarter of 2006 related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Core brand revenues, which are included in net product revenues and includes revenues associated with RESTYLANE®, DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, TRIAZ® and VANOS™, represented approximately $64.8 million, or approximately 86.2% of net revenues, during the first quarter of 2006, a decrease of approximately 6.6%, compared to core brand revenues of approximately $69.4 million, or approximately 72.9% of net revenues, for the first quarter of 2005. Net revenues associated with our acne and acne-related dermatological products decreased as a percentage of net revenues and decreased in net dollars by 41.6% during the first quarter of 2006 as compared to the first quarter of 2005 due to competitive market pressures on our DYNACIN®, PLEXION® and TRIAZ® products. Net revenues associated with our non-acne dermatological products increased as a percentage of net revenues, and increased in net dollars by 6.7% during the first quarter of 2006, primarily due to an increase in sales of RESTYLANE®. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 55.6% during the first quarter of 2006, primarily due to the decrease in ORAPRED® contract revenues discussed above.
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

     The following table sets forth our gross profit for the first quarter of 2006 and 2005, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	First Quarter	First Quarter
	2006	2005	$ Change	% Change
Gross profit	$63.0	$81.3	$(18.3)	(22.5)%
% of net revenues	83.8%	85.4%
     The decrease in gross profit during the first quarter of 2006, compared to the first quarter of 2005, was due to the decrease in our net revenues, while the decrease in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the first quarter of 2006 as compared to the first quarter of 2005.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the first quarter of 2006 and 2005, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	First Quarter	First Quarter
	2006	2005	$ Change	% Change
Selling, general and administrative	$51.2	$31.9	$19.3	60.4%
% of net revenues	68.2%	33.5%
Share-based compensation expense included in selling, general and administrative	$6.6	$0.1	$6.5	5,062.6%
     The increase in selling, general and administrative expenses during the first quarter of 2006 from the first quarter of 2005 was attributable to approximately $6.5 million of additional share-based compensation expense recognized in accordance with SFAS No. 123R, $6.0 million related to a loss contingency for a legal matter, approximately $1.8 million related to a settlement of a dispute related to our merger with Ascent, approximately $0.5 million of professional fees related to our development and distribution agreement with Ipsen for the development of Reloxin®, and $4.5 million of additional selling, general and administrative expenses incurred during the first quarter of 2006.

Research and Development Expenses
     The following table sets forth our research and development expenses for the first quarter of 2006 and 2005 (dollar amounts in millions):

	First Quarter	First Quarter
	2006	2005	$ Change	% Change
Research and development	$97.2	$14.5	$82.7	572.7%
Charges included in research and development	90.5	8.3	82.2	992.9%
Share-based compensation expense included in research and development	0.5	—	$0.5	100.0%
     Included in research and development expenses for the first quarter of 2006 was $90.5 million related to the development and distribution agreement with Ipsen for the development of Reloxin® (including $90.1 million paid to Ipsen) and approximately $0.5 million of compensation expense for stock options and restricted stock. Included in research and development expense for the first quarter of 2005 was approximately $8.3 million related to a research and development collaboration with AAIPharma. Absent these charges, research and development expenses during the first quarter of 2006 and the first quarter of 2005 was approximately $6.2 million. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to incur significant research and development expenses related to the development of Reloxin® each quarter throughout the development process, beginning during the quarter ended June 30, 2006.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the first quarter of 2006 decreased $0.2 million, or 3.3%, to $5.9 million from $6.1 million during the first quarter of 2005. This decrease was primarily due to less intangible assets being amortized during the first quarter of 2006 as compared to the first quarter of 2005, due to the write-down of a long-lived asset due to impairment during the three months ended December 31, 2005.
Interest Income
     Interest income during the first quarter of 2006 increased $4.0 million, or 134.9%, to $7.0 million from $3.0 million during the first quarter of 2005, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the first quarter of fiscal 2006.
Interest Expense
     Interest expense during the first quarter of 2006 remained consistent with the first quarter of 2005, at $2.7 million. Our interest expense during the first quarter of 2006 and 2005 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. See Note 9 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.

Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the first quarter of 2006 and 2005 (dollar amounts in millions):

	First Quarter	First Quarter
	2006	2005	$ Change	% Change
Income tax expense	$1.6	$9.8	$(8.2)	(83.8)%
Effective tax rate	(1.8)%	33.6%
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, charitable contribution deductions, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, and differences in tax rates in certain non-U.S. jurisdictions. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating losses and credit carryforwards. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.
     Our effective tax rate for the three months ended March 31, 2006 was (1.8)% compared to our effective tax rate of 33.6% for the three months ended March 31, 2005. Generally, the provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, during the three months ended March 31, 2006, the Company’s effective tax rate of (1.8%) differs from the Company’s estimate of the effective tax rate for the full fiscal year. The Company’s effective tax rate during the three months ended March 31, 2006 relates to the tax treatment of the $90.1 million paid to Ipsen under the development and distribution agreement for the development of Reloxin®. The $90.1 million was incurred by Aesthetica Ltd., our wholly-owned Bermuda subsidiary. Aesthetica Ltd is not subject to corporate income taxes. As such, we did not record tax benefit on the $90.1 million charge that was included in research and development expenses. We expect Aesthetica Ltd. to incur certain research and development costs during the fiscal year that will not be benefited by taxes which will put upward pressure on our effective tax rate. We would expect our effective tax rate to be approximately 39% – 40% for the full fiscal year. The estimated effective tax rate for the full fiscal year ending December 31, 2006 is higher than our effective tax rate of 38% for the six-month Transition Period ended December 31, 2005, primarily due to Aesthetica Ltd.’s charges that will not result in tax benefits.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the first quarter of 2006 and 2005, and selected balance sheet components as of March 31, 2006 and December 31, 2005 (dollar amounts in millions):

	First Quarter	First Quarter
	2006	2005	$ Change	% Change
Cash provided by (used in):
Operating activities	$(111.5)	$33.9	$(145.4)	(429.1)%
Investing activities	(88.6)	4.2	(92.8)	(2,210.7)%
Financing activities	(1.1)	(1.5)	0.4	(28.6)%

	Mar. 31, 2006	Dec. 31, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$598.7	$742.5	$(143.8)	(19.4)%
Working capital	615.2	692.5	(77.3)	(11.2)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
Working Capital
     Working capital as of March 31, 2006 and December 31, 2005 consisted of the following (dollar amounts in millions):

	Mar. 31, 2006	Dec. 31, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$598.7	$742.5	$(143.8)	(19.4)%
Accounts receivable, net	50.4	46.7	3.7	7.9%
Inventories, net	15.7	19.1	(3.4)	(17.7)%
Deferred tax assets, net	12.0	12.7	(0.7)	(5.5)%
Other current assets	13.4	12.3	1.1	10.0%

Total current assets	690.2	833.3	(143.1)	(17.2)%

Accounts payable	35.8	57.7	(21.9)	(38.0)%
Short-term contract obligation	—	27.4	(27.4)	(100.0)%
Income taxes payable	9.2	31.5	(22.3)	(70.8)%
Other current liabilities	30.0	24.2	5.8	24.2%

Total current liabilities	75.0	140.8	(65.8)	(46.7)%

Working capital	$615.2	$692.5	$(77.3)	(11.2)%

     We had cash, cash equivalents and short-term investments of $598.7 million and working capital of $615.2 million at March 31, 2006, as compared to $742.5 million and $692.5 million, respectively, at December 31, 2005. The decreases were primarily due to a $90.1 million payment to Ipsen related to a development and distribution agreement for the development of Reloxin®, payment of the $27.4 million contingent payment related to the merger with Ascent, and payments of $20.7 million of income taxes during the first quarter of 2006.
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
     We are currently pursuing additional or new headquarter office space to accommodate our expected long-term growth.
Operating Activities
     Net cash used in operating activities during the first quarter of 2006 was approximately $111.5 million, compared to cash provided by operating activities of approximately $33.9 million during the first quarter of 2005. The change was primarily attributable to the $90.1 million payment made to Ipsen related to a development and distribution agreement for the development of Reloxin® during the first quarter of 2006 and approximately $16.7 million of professional fees paid related to the termination of the proposed merger with Inamed Corporation. Additionally, approximately $20.7 million of income tax payments were made during the first quarter of 2006, as compared to approximately $8.1 million of income tax payments made during the first quarter of 2005.
Investing Activities
     Net cash used in investing activities during the first quarter of 2006 was approximately $88.6 million, compared to net cash provided by investing activities during the first quarter of 2005 of $4.2 million. The change was primarily due to the net purchases or sales of our short-term investments during the respective quarters. In addition, approximately $27.4 million was paid during the first quarter of 2006 for Contingent Payments related to our 2001 merger with Ascent.
Financing Activities
     Net cash used in financing activities during the first quarter of 2006 was $1.1 million, compared to net cash used in financing activities of $1.5 million during the first quarter of 2005. Dividends paid during the first quarter of 2006 and the first quarter of 2005 was $1.6 million. Proceeds from the exercise of stock options was $0.6 million during the first quarter of 2006 compared to $0.1 million during the first quarter of 2005.
Contingent Convertible Senior Notes and Other Long-Term Commitments
     On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that did not exchange will continue to be subject to the terms of the Old Notes. See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion.
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
     Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $75.0 million of current liabilities at March 31, 2006. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

     We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004 but may be repaid by BioMarin at any time prior to the option purchase date. As of May 9, 2006, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
Dividends
     Since July 2003, we have paid quarterly cash dividends aggregating approximately $16.8 million on our common stock. In addition, on March 15, 2006, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on April 28, 2006 to our stockholders of record at the close of business on April 3, 2006. Prior to these dividends, we had not paid a cash dividend on our common stock, and we have not adopted a dividend policy. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
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
Off-Balance Sheet Arrangements
     As of March 31, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K/T for the six-month transition period ended December 31, 2005. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our condensed consolidated financial statements and are important in understanding our financial condition and results of operations.
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
     We do not provide any forms of price protection to our wholesale customers and permit product returns if the product is damaged, or, depending on the customer, if it is returned within six months prior to expiration or up to 12 months after expiration. Our customers consist principally of financially viable wholesalers, and depending on the customer, revenue is recognized based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions.
     We enter into licensing arrangements with other parties whereby we receive contract revenue based on the terms of the agreement. The timing of revenue recognition is dependent on the level of our continuing involvement in the manufacture and delivery of licensed products. If we have continuing involvement, the revenue is deferred and recognized on a straight-line basis over the period of continuing involvement. In addition, if our licensing arrangements require no continuing involvement and payments are merely based on the passage of time, we assess such payments for revenue recognition under the collectibility criteria of SAB 104.
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
     We believe that our allowances and accruals for items that are deducted from gross revenue are reasonable and appropriate based on current facts and circumstances. However, it is possible that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenue. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate. A five percent change in the expenses related to the allowances and accruals described above would lead to an approximate $5.9 million annual effect on our income before income tax expense, based on the amount of expense we recognized during the year ended June 30, 2005 related to the allowances and accruals described above.
Share-Based Compensation
     As part of our adoption of SFAS No. 123R as of July 1, 2005, we are required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors.

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
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate because of state and local income taxes, tax-exempt interest, charitable contribution deductions, nondeductible expenses and research and experimentation tax credits available in the U.S. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and experimentation tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.
     Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at March 31, 2006. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
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
     Our policy on accounting for costs of strategic collaborations determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. We are required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an ANDA or NDA approval related directly to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. In addition, if we acquire product rights that are in the development phase and as to which we have no assurance that the third party will successfully complete its developmental milestones, we expense such payments.
Recent Accounting Pronouncements
     In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005, and is required to be adopted by us in the first quarter of 2006. We adopted FSP 115-1 beginning on January 1, 2006, and the adoption of FSP 115-1 did not have a material impact on our consolidated results of operations and financial condition.

Forward Looking Statements
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “intend,” “plan,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;

•	changes in our product mix;

•	changes in prescription levels and the effect of economic changes in hurricane-effected areas;

•	manufacturing or supply interruptions;

•	competitive developments affecting our current growth products, such as the recent FDA approval of HYLAFORM®, HYLAFORM PLUS® and CAPTIQUE®, competitors to RESTYLANE®, a generic form of our DYNACIN® Tablets product and generic forms of our LOPROX® TS and LOPROX® Cream products;

•	importation of other dermal filler products;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	our ability to protect our patents and other intellectual property;

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings;

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals;

•	growth in costs and expenses; and

•	the impact of acquisitions, divestitures and other significant corporate transactions.
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our Transition Report on Form 10-K/T for the six-month period ended December 31, 2005 contains discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which is incorporated herein by reference and which you should review. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2006, there were no material changes to the information previously reported under Item 7A in our Transition Report on Form 10-K/T for the six-month period ended December 31, 2005.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 and have concluded that, as of such date our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     During the three months ended March 31, 2006, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act. We are fully cooperating with the government in its investigation, which relates to our marketing and promotion of LOPROX® products to pediatricians prior to our May 2004, disposition of the Company’s pediatric sales division. In April 2006, we offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. We are continuing to hold settlement discussions with the government in an effort to resolve their claims, and these discussions may or may not result in a monetary settlement with the government. Accordingly, we have accrued a loss contingency of $6.0 million as of March 31, 2006, related to this matter.
     On October 27, 2005, we filed suit against Upsher-Smith Laboratories, Inc. of Plymouth, Minnesota and against Prasco Laboratories of Cincinnati, Ohio for infringement of Patent No. 6,905,675 entitled “Sulfur Containing Dermatological Compositions and Methods for Reducing Malodors in Dermatological Compositions” covering our sodium sulfacetamide/sulfur technology. This intellectual property is related to our PLEXION® Cleanser product. The suit was filed in the U.S. District Court for the District of Arizona, and seeks an award of damages, as well as a preliminary and a permanent injunction. We are in the midst of accelerated discovery. A hearing on our preliminary injunction motion was heard on March 8 and March 9, 2006. The Court has declined to grant a preliminary injunction at this time.
     We and certain of our subsidiaries are parties to other actions and proceedings incident to our business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. We record contingent liabilities resulting from claims against us when it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In all of the cases noted where we are the defendant, we believe we have meritorious defenses to the claims in these actions and resolution of these matters will not have a material adverse effect on our business, financial condition, or results of operation; however, the results of the proceedings are uncertain, and there can be no assurance to that effect.
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Transition Report on Form 10-K/T for the six month period ended December 31, 2005.

Item 6. Exhibits

Exhibit 10.1+*	Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd.

Exhibit 10.2+*	Trademark License Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd.

Exhibit 10.3+*	Trademark Assignment Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd.

Exhibit 12+	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

*	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: May 10, 2006	By:	/s/ Jonah Shacknai Jonah Shacknai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Mark A. Prygocki, Sr. Mark A. Prygocki, Sr.
Executive Vice President
Chief Financial Officer, Corporate
Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1+*	Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd.

Exhibit 10.2+*	Trademark License Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd.

Exhibit 10.3+*	Trademark Assignment Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd.

Exhibit 12+	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

*	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.