Form 10-Q
period 2006-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2006-08-09
CIK 859368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2006

Class A Common Stock $.014 Par Value	54,723,359

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$223,071	$446,997
Short-term investments	393,068	295,535
Accounts receivable, net	48,327	46,697
Inventories, net	19,100	19,076
Deferred tax assets, net	14,966	12,738
Other current assets	14,379	12,241

Total current assets	712,911	833,284

Property and equipment, net	4,726	5,416

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	311,406	311,406
Other intangible assets	5,477	4,888

	316,883	316,294
Less: accumulated amortization	86,710	76,458

Net intangible assets	230,173	239,836
Goodwill	63,107	63,094
Deferred tax assets, net	29,602	—
Long-term investments	2,222	—
Deferred financing costs, net	3,253	4,325

	$1,045,994	$1,145,955

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$60,491	$57,708
Short-term contract obligation	—	27,407
Income taxes payable	9,798	31,521
Other current liabilities	33,863	24,195

Total current liabilities	104,152	140,831

Long-term liabilities:
Contingent convertible senior notes	453,065	453,065
Deferred tax liability, net	—	8,572

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 67,350,440 and 67,052,326 at June 30, 2006 and December 31, 2005, respectively	943	938
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	571,509	550,006
Accumulated other comprehensive income	474	379
Accumulated earnings	258,581	334,894
Less: Treasury stock, 12,651,554 and 12,647,554 shares at cost at June 30, 2006 and December 31, 2005, respectively	(342,730)	(342,730)

Total stockholders’ equity	488,777	543,487

	$1,045,994	$1,145,955

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net product revenues	$80,646	$82,328	$151,733	$158,115
Net contract revenues	4,386	18,216	8,456	37,617

Net revenues	85,032	100,544	160,189	195,732

Cost of product revenue (1)	9,419	14,262	21,598	28,177

Gross profit	75,613	86,282	138,591	167,555

Operating expenses:
Selling, general and administrative (2)	51,065	37,484	102,288	69,418
Research and development (3)	43,767	6,085	140,985	20,536
Depreciation and amortization	5,800	6,074	11,656	12,128

Operating (loss) income	(25,019)	36,639	(116,338)	65,473

Interest income	7,262	3,405	14,283	6,394
Interest expense	(2,658)	(2,658)	(5,316)	(5,316)

(Loss) income before income tax expense	(20,415)	37,386	(107,371)	66,551

Income tax (benefit) expense	(35,934)	12,991	(34,347)	22,785

Net income (loss)	$15,519	$24,395	$(73,024)	$43,766

Basic net income (loss) per share	$0.28	$0.45	$(1.34)	$0.81

Diluted net income (loss) per share	$0.25	$0.38	$(1.34)	$0.68

Cash dividend declared per common share	$0.03	$0.03	$0.06	$0.06

Basic common shares outstanding	54,501	54,264	54,429	54,257

Diluted common shares outstanding	69,733	68,914	54,429	69,361

(1) amounts exclude amortization of intangible assets related to acquired products	$5,075	$5,345	$10,150	$10,686
(2) amounts include share-based compensation expense	$6,835	$129	$13,482	$258
(3) amounts include share-based compensation expense	$505	$—	$1,038	$—
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Operating Activities:
Net (loss) income	$(73,024)	$43,766
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,656	12,128
Amortization of deferred financing fees	1,072	1,072
Loss on disposal of property and equipment	9	12
(Gain) loss on sale of available-for-sale investments	(227)	778
Share-based compensation expense	14,521	258
Deferred income tax (benefit) expense	(40,402)	8,429
Tax benefit from exercise of stock options	1,039	46
Excess tax benefits from share-based payment arrangements	(563)	—
Provision for doubtful accounts and returns	1,618	996
(Amortization) accretion of (discount)/premium on investments	(1,452)	1,519
Changes in operating assets and liabilities:
Accounts receivable	(3,247)	(2,500)
Inventories	(25)	(3,781)
Other current assets	(2,138)	3,828
Accounts payable	2,784	11,022
Income taxes payable	(21,723)	3,550
Other current liabilities	9,657	3,393

Net cash (used in) provided by operating activities	(100,445)	84,516

Investing Activities:
Purchase of property and equipment	(723)	(1,084)
Payment of direct merger costs	(27,420)	(7,325)
Payments for purchase of product rights	(588)	(211)
Purchase of available-for-sale investments	(388,865)	(321,959)
Sale of available-for-sale investments	169,123	356,792
Maturity of available-for-sale investments	121,620	38,116

Net cash (used in) provided by investing activities	(126,853)	64,329

Financing Activities:
Payment of dividends	(3,278)	(3,255)
Excess tax benefits from share-based payment arrangements	563	—
Proceeds from the exercise of stock options	5,948	909

Net cash provided by (used in) financing activities	3,233	(2,346)

Effect of exchange rate on cash and cash equivalents	139	(235)

Net (decrease) increase in cash and cash equivalents	(223,926)	146,264
Cash and cash equivalents at beginning of period	446,997	31,521

Cash and cash equivalents at end of period	$223,071	$177,785

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
     The Company offers a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 16 branded products. Its core brands are DYNACIN® (minocycline HCl), LOPROX® (ciclopirox), OMNICEF® (cefdinir), PLEXION® (sodium sulfacetamide/sulfur), RESTYLANE® (hyaluronic acid), SOLODYN™ (minocycline HCl, USP) Extended Release Tablets, TRIAZ® (benzoyl peroxide), and VANOS™ (fluocinonide) Cream, 0.1%.
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
     On March 17, 2006, Medicis entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin product in the U.S., Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® for medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan.
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

2. SHARE-BASED COMPENSATION
     At June 30, 2006, the Company had seven active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R increased the loss before income tax expense for the three months and six months ended June 30, 2006 by approximately $7.3 million and $14.5 million, respectively, and decreased net income for the three months ended June 30, 2006 by approximately $5.3 million and increased the net loss for the six months ended June 30, 2006 by approximately $10.5 million. As a result, basic and diluted net income per common share for the three months ended June 30, 2006 were reduced $0.10 and $0.08, respectively, and the net loss per common share for the six months ended June 30, 2006 was increased $0.19.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2006, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2006, was approximately $50.8 million and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $0.6 million of excess tax benefits were recognized during the three months and six months ended June 30, 2006.
     A summary of stock options activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2005	14,379,336	$27.21

Granted	38,625	$30.05
Exercised	(294,114)	$20.23
Terminated/expired	(186,385)	$30.73

Balance at June 30, 2006	13,937,462	$27.32	6.02	$27,326,908

     The intrinsic value of options exercised during the six months ended June 30, 2006 was $3,389,610. Options exercisable under the Company’s share-based compensation plans at June 30, 2006 were 7,072,638, with an average exercise price of $24.42, an average remaining contractual term of 4.9 years, and an aggregate intrinsic value of $20,284,870.

     A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of June 30, 2006, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	13,412,267	$27.30	6.0	$26,451,668
Exercisable	6,855,550	$24.41	4.9	$19,766,765
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of stock option awards granted during the six months ended June 30, 2006 and June 30, 2005 were estimated with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Expected dividend yield	0.4%	0.3%
Expected stock price volatility	0.36	0.44
Risk-free interest rate	4.5%	3.6%
Expected life of options	7 Years	5 Years
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
     The weighted average fair value of stock options granted during the six months ended June 30, 2006 was $13.36. There were no stock options granted during the six months ended June 30, 2005.
     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s July 1, 2005, adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2005	2005
Net income, as reported	$24,395	$43,766
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,569	11,618

Pro-forma net income	$17,826	$32,148

Net income per common share:
Basic, as reported	$0.45	$0.81
Basic, pro forma	$0.33	$0.59
Diluted, as reported	$0.38	$0.68
Diluted, pro forma	$0.28	$0.51

     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the six months ended June 30, 2006, 110,025 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months and six months ended June 30, 2006, was approximately $0.6 million and $1.0 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the three months and six months ended June 30, 2005, was approximately $0.1 million and $0.3 million, respectively. As of June 30, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2006, was approximately $7.0 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.2 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2006 is as follows (amounts in thousands, except per share amounts):

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2005	212,260	$29.65

Granted	110,025	$30.05
Vested	(4,000)	$23.30
Forfeited	(1,300)	$31.87

Nonvested at June 30, 2006	316,985	$29.86

     The total fair value of restricted shares vested during the six months ended June 30, 2006 was approximately $0.1 million. No restricted shares vested during the six months ended June 30, 2005.

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
     The Company’s policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) approval related directly to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. In contrast, if the Company acquires product rights that are in the development phase and as to which the Company has no assurance that the third party will successfully complete its developmental milestones or that the product will gain regulatory approval, the Company expenses such payments.
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
     On March 17, 2006, the Company entered into a development and distribution agreement with Ipsen, whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan. Upon execution of the development and distribution agreement, Medicis made an initial payment to Ipsen in the amount of $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan.
     Additionally, Medicis and Ipsen agreed to negotiate and enter into an agreement relating to the exclusive distribution and development rights of the product for the aesthetic market in Europe, and subsequently in certain other markets. Under the terms of the U.S., Canada and Japan agreement, Medicis was obligated to make an additional $35.1 million payment, as amended, to Ipsen if this agreement was not entered into by April 15, 2006. On April 13, 2006, Medicis and Ipsen agreed to extend this deadline to July 15, 2006. In connection with this extension, Medicis paid Ipsen approximately $12.9 million in April 2006, which would be applied against the total obligation, in the event an agreement was not entered into by the extended deadline. On July 17, 2006, Medicis and Ipsen agreed that the two companies would not pursue an agreement for the commercialization of the product outside of the U.S., Canada and Japan. On July 17, 2006, Medicis made the additional $22.2 million payment to Ipsen, representing the remaining portion of the $35.1 million total obligation, resulting from the discontinuance of negotiations for other territories. At June 30, 2006, the $22.2 million payment is included in accounts payable in the accompanying condensed consolidated balance sheets.
     The initial $90.1 million payment was recognized as a charge to research and development expense during the three months ended March 31, 2006, and the $35.1 million obligation (including the $12.9 million amount that was paid in April 2006) was recognized as a charge to research and development expense during the three months ended June 30, 2006.
     Medicis will pay an additional $26.5 million upon successful completion of various clinical and regulatory milestones, $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to Medicis for the term of the agreement, which extends to September 2019. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. Under the terms of the agreement, Medicis is responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan.

5.	MERGER OF ASCENT PEDIATRICS, INC.
     As part of its merger with Ascent completed in November 2001, the Company may be required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period through November 15, 2006, subject to certain deductions and set-offs. From time to time the Company assesses the probability and likelihood of payment in the coming respective November period based on current sales trends. A total of approximately $27.4 million was included in short-term contract obligation in the Company’s condensed consolidated balance sheets as of December 31, 2005, representing the first four years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price was withheld pending the final outcome of certain pending litigation. The Company distributed the accumulated $27.4 million in Contingent Payments to the former shareholders of Ascent during the three months ended March 31, 2006, as the pending litigation matter was settled in Medicis’ favor. In addition, the Company settled an additional dispute during May 2006, which was initiated in March 2006, relating to the concluded lawsuit. A $1.8 million settlement was recognized as a charge to selling, general and administrative expense during the three months ended March 31, 2006.
6. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s short-term and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At June 30, 2006, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $393.1 million and $2.2 million, respectively. The following is a summary of available-for-sale securities (amounts in thousands):

	JUNE 30, 2006
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$218,864	$12	$481	$218,395
Other debt securities	177,096	1	202	176,895

Total securities	$395,960	$13	$683	$395,290

     During the three months and six months ended June 30, 2006, the gross realized gains on sales of available-for-sale securities totaled $229,121 and $230,579 respectively, while gross realized losses on sales of available-for-sale securities were immaterial for the three months and six months ended June 30, 2006. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three months and six months ended June 30, 2006, on available-for-sale securities included in stockholders’ equity totaled $1,156,773 and $43,890, respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2006, by maturity, are shown below (amounts in thousands):

	JUNE 30, 2006
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$292,882	$295,455
Due after one year through five years	12,190	12,115
Due after five years through 10 years	3,370	3,370
Due after 10 years	84,350	84,350

	$392,792	$395,290

     At June 30, 2006, approximately $97.6 million of the $99.8 million in estimated fair value expected to mature greater than one year has been classified as short-term investments since these investments are in an unrealized gain position. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.

     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 (amount in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate securities	$187,665	$377	$21,745	$104
Other debt securities	73,909	117	15,266	84

Total securities	$261,574	$494	$37,011	$188

     The unrealized losses on the Company’s investments were caused primarily by interest rate increases. It is expected that the investments will not be settled at a price less than the amortized cost. Because the Company has the ability to and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2006.
7. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include core brands DYNACIN®, PLEXION®, SOLODYNTM and TRIAZ®. The non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOSTM . The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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
     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005

Acne and acne-related dermatological products	43%	28%	31%	26%
Non-acne dermatological products	48	49	57	50
Non-dermatological products	9	23	12	24

Total net revenues	100%	100%	100%	100%

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
     Inventories are as follows (amounts in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$5,462	$6,436
Finished goods	14,531	13,925
Valuation reserve	(893)	(1,285)

Total inventories	$19,100	$19,076

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

     During the quarters ended December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The holders of Old Notes had this conversion right only until March 31, 2006. During the quarters ended June 30, 2006, March 31, 2006, June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of August 9, 2006, no other Old Notes had been converted.
10. INCOME TAXES
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, charitable contribution deductions, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, and differences in tax rates in certain non-U.S. jurisdictions. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions the Company uses to estimate its annual effective tax rate, including factors such as the Company’s mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating losses and credit carryforwards. The Company records valuation allowances against deferred tax assets to reduce the net carrying values to amounts that are more likely than not to be realized.
     The benefit for income taxes for the three months ended June 30, 2006, includes a $5.1 million tax benefit relating to the resolution of certain income tax examinations for tax years ended through June 30, 2004.
     At June 30, 2006, the Company has a federal net operating loss carryforward of approximately $61.7 million that begins expiring in varying amounts in the years 2008 through 2020 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $15.2 million of the $61.7 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.
     At June 30, 2006, the Company had a research and development credit carryforward of approximately $1.3 million that begins expiring in varying amounts in the years 2008 through 2020 if not previously utilized. All of the research and development credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and development credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and development credits.
     As a result of the limitations described above, the Company recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and development credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts estimated to be realized as of June 30, 2006 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.

     The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options, disqualified dispositions of incentive stock options and vesting of restricted shares. Accordingly, the Company recorded a $1.0 million increase to equity and a $1.0 million reduction to taxes payable for the three and six months ended June 30, 2006. Quarterly adjustments for the exercise of non-qualified stock options, disqualified dispositions of incentive stock options, and vesting of restricted shares may vary as they relate to the actions of the option holder or shareholder.
     During the three months ended June 30, 2006 and June 30, 2005, the Company made net tax payments of $6.0 million and $2.6 million, respectively.
11. DIVIDENDS DECLARED ON COMMON STOCK
     On June 14, 2006, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on July 31, 2006 to stockholders of record at the close of business on July 3, 2006. The $1.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2006.
12. COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income (loss) for the three months and six months ended June 30, 2006 was $14.5 million and $(72.9) million, respectively. Total comprehensive income for the three months and six months ended June 30, 2005 was $25.0 million and $43.6 million, respectively.

13. NET INCOME (LOSS) PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
BASIC

Net income (loss)	$15,519	$24,395	$(73,024)	$43,766

Weighted average number of common shares outstanding	54,501	54,264	54,429	54,257

Basic net income (loss) per common share	$0.28	$0.45	$(1.34)	$0.81

DILUTED

Net income (loss)	$15,519	$24,395	$(73,024)	$43,766

Add:
Tax-effected interest expense and issue costs related to Old Notes	836	836	—	1,672
Tax-effected interest expense and issue costs related to New Notes	839	839	—	1,677

Net income (loss) assuming dilution	$17,194	$26,070	$(73,024)	$47,115

Weighted average number of common shares	54,501	54,264	54,429	54,257

Effect of dilutive securities:
Old Notes	5,823	5,823	—	5,823
New Notes	7,325	7,325	—	7,325
Stock options and restricted stock	2,084	1,502	—	1,956

Weighted average number of common shares assuming dilution	69,733	68,914	54,429	69,361

Diluted net income (loss) per common share	$0.25	$0.38	$(1.34)	$0.68

     Diluted net income (loss) per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Earnings per Share.” Diluted net income (loss) per common share is calculated by adjusting net income (loss) for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.
     The diluted net income per common share computation for the three months June 30, 2006 excludes 5,912,426 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. Due to the Company’s net loss during the six months ended June 30, 2006, a calculation of diluted earnings per share is not required. For the six months ended June 30, 2006, potentially dilutive securities consisted of restricted stock and stock options convertible into 2,141,740 shares in the aggregate, and 5,822,894 and 7,324,819 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively.

     The diluted net income per common share computation for the three months and six months ended June 30, 2005 excludes 5,620,025 and 2,801,800 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
14. CONTINGENCIES
     The government notified the Company on December 14, 2004, that it is investigating claims that the Company violated the federal False Claims Act. The Company is fully cooperating with the government in its investigation, which relates to the Company’s marketing and promotion of LOPROX® products to pediatricians prior to the Company’s May 2004 disposition of the Company’s pediatric sales division. In April 2006, the Company offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. In May 2006, the Company countered with an offer of $8.0 million that was contingent on resolving other aspects of the government’s investigation to the satisfaction of the Company. In June 2006, the Justice Department countered with a tentative demand of $10.0 million. The Company is continuing to hold settlement discussions with the government in an effort to resolve their claims, and these discussions may or may not result in a monetary settlement with the government. Accordingly, the Company has accrued a loss contingency of $8.0 million as of June 30, 2006, related to this matter, of which $6.0 million was recorded during the three months ended March 31, 2006, and $2.0 million was recorded during the three months ended June 30, 2006. This loss contingency is included in other current liabilities as of June 30, 2006 in the accompanying condensed consolidated balance sheets, and is included in selling, general and administrative expenses for the six months ended June 30, 2006 in the accompanying condensed consolidated statements of income.
     In addition, the Company has been notified by the United States Attorney’s Office in Topeka, Kansas that the United States Attorney is investigating whether past and present employees and officers may have violated federal law regarding alleged off-label promotion in the marketing and promotion of LOPROX® and LOPROX® TS to pediatricians. No individuals have been designated as targets of the investigation. The Company continues to cooperate with the government. Any such claims, prosecutions or other proceedings, with respect to the Company's past and present employees and officers, the cost of the their defense and fines and penalties resulting therefrom could have a material impact on the Company's reputation, business and financial condition.
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
15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 but does not expect it to have a material impact on the Company’s consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a leading independent specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We offer a broad range of products addressing various conditions or aesthetics improvements, including dermal fillers, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, eczema, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include core brands DYNACIN®, PLEXION®, SOLODYNTM and TRIAZ®. Our non-acne dermatological product lines include core brands LOPROX®, OMNICEF®, RESTYLANE® and VANOSTM. Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Key Aspects of Our Business
     We derive a majority of our revenue from our core products: DYNACIN ®,LOPROX ®, OMNICEF®, PLEXION®, RESTYLANE ®, SOLODYNTM, TRIAZ ® and VANOS™. We believe that sales of our core products will constitute a significant portion of our sales for the foreseeable future.
     We have built our business by executing a four-part growth strategy: promoting existing core brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate relationships of trust and confidence with the high prescribing dermatologists and podiatrists and the leading plastic surgeons in the United States. We rely on third parties to manufacture our products.
     As a result of customer buying patterns, a substantial portion of our prescription product revenues has been recognized in the last month of each quarter, and we schedule our inventory purchases to meet anticipated customer demand. As a result, miscalculation of customer demand or relatively small delays in the receipt of manufactured products could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.
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

     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 75% of our gross revenues are derived from two major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers by using historical prescription information and historical purchase patterns, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our products. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our prescription products, consistent with prescriptions written by licensed health care providers. Because many of our prescription products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce.
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
Recent Developments
     The following significant events and transactions occurred during the six months ended June 30, 2006 and affected our results of operations, our cash flows and our financial condition:
-	Development and distribution agreement with Ipsen for rights to Ipsen’s botulinum toxin product known as RELOXIN®;
-	FDA approval of our New Drug Application for SOLODYNTM; and
-	Loss contingency for a pending governmental investigation relating to our marketing and promotion of LOPROX® products.
     Development and Distribution Agreement With Ipsen for Rights to Ipsen’s Botulinum Toxin Product Known as RELOXIN®
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan. Upon execution of the development and distribution agreement, we made an initial payment to Ipsen in the amount of $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan.
     Additionally, we agreed to negotiate and enter into an agreement relating to the exclusive distribution and development rights of the product for the aesthetic market in Europe, and subsequently in certain other markets. Under the terms of the U.S., Canada and Japan agreement, we were obligated to make an additional $35.1 million payment, as amended, to Ipsen if this agreement was not entered into by April 15, 2006. On April 13, 2006, we entered into an agreement with Ipsen to extend this deadline to July 15, 2006. In connection with this extension, we paid Ipsen approximately $12.9 million in April 2006, which would be applied against the total obligation, in the event an agreement was not entered into by the extended deadline. On July 17, 2006, we reached a decision with Ipsen to not pursue an agreement for the commercialization of the product outside of the U.S., Canada and Japan. On July 17, 2006, we made the additional $22.2 million payment to Ipsen, representing the remaining portion of the $35.1 million total obligation, resulting from the discontinuance of negotiations for other territories.
     The initial $90.1 million payment was recognized as a charge to research and development expense during the three months ended March 31, 2006, and the $35.1 million obligation (including the $12.9 million amount that was paid in April 2006) was recognized as a charge to research and development expense during the three months ended June 30, 2006.
     We will pay an additional $26.5 million upon successful completion of various clinical and regulatory milestones, $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to us for the term of the agreement, which extends to September 2019. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. Under the terms of the agreement, we are responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan. We expect to incur significant additional research and development expenses related to the development of RELOXIN® each quarter throughout the development process.
     FDA approval of our New Drug Application for SOLODYNTM
     On May 8, 2006, the FDA approved our New Drug Application for our SOLODYNTM (minocycline HCl, USP) Extended Release Tablets. SOLODYNTM is the only oral minocycline approved for once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. SOLODYNTM is also the only approved minocycline in extended release tablet form. The first sales of SOLODYNTM to our wholesale customers occurred during June 2006.
     Loss contingency for a pending governmental investigation relating to our marketing and promotion of LOPROX® products
     The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act. We are fully cooperating with the government in its investigation, which relates to our marketing and promotion of LOPROX® products to pediatricians prior to our May 2004 disposition of the Company’s pediatric sales division. In April 2006, we offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. In May 2006, we countered with an offer of $8.0 million that was contingent on resolving other aspects of the government’s investigation to our satisfaction. In June 2006, the Justice Department countered with a tentative demand of $10.0 million. We are continuing to hold settlement discussions with the government in an effort to resolve their claims, and these discussions may or may not result in a monetary settlement with the government. Accordingly, we have accrued a loss contingency of $8.0 million as of June 30, 2006, related to this matter, of which $6.0 million was recorded during the three months ended March 31, 2006 and $2.0 million was recorded during the three months ended June 30, 2006.
     In addition, we have been notified by the United States Attorney’s Office in Topeka, Kansas that the United States Attorney is investigating whether past and present employees and officers may have violated federal law regarding alleged off-label promotion in the marketing and promotion of LOPROX® and LOPROX® TS to pediatricians. No individuals have been designated as targets of the investigation. We continue to cooperate with the government. Any such claims, prosecutions or other proceedings, with respect to our past and present employees and officers, the cost of their defense and fines and penalties resulting therefrom could have a material impact on our reputation, business and financial condition.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006 (a)	2005 (b)	2006 (c)	2005 (d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	88.9	85.8	86.5	85.6
Operating expenses	118.3	49.4	159.1	52.2

Operating (loss) income	(29.4)	36.4	(72.6)	33.4
Interest income, net	5.4	0.8	5.6	0.6

(Loss) income before income tax
(benefit) expense	(24.0)	37.2	(67.0)	34.0
Income tax (benefit) expense	(42.3)	12.9	(21.4)	11.6

Net income (loss)	18.3%	24.3%	(45.6)%	22.4%

(a)	Included in operating expenses is $35.1 million (41.2% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®,$7.3 million (8.6% of net revenues) of compensation expense related to stock options and restricted stock and $2.0 million (2.4% of net revenues) related to a loss contingency for a legal matter.

(b)	Included in operating expenses is approximately $5.3 million (5.3% of net revenues) of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed, and $0.1 million (0.1% of net revenues) of compensation expense related to restricted stock.

(c)	Included in operating expenses is $125.2 million (78.1% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $14.5 million (9.1% of net revenues) of compensation expense related to stock options and restricted stock, $8.0 million (5.0% of net revenues) related to a loss contingency for a legal matter and $1.8 million (1.1% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(d)	Included in operating expenses is $8.3 million (4.3% of net revenues) related to a research and development collaboration with AAIPharma, approximately $5.3 million (2.7% of net revenues) of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed, and $0.3 million (0.1% of net revenues) of compensation expense related to restricted stock.

(e)	Gross profit does not include amortization of the related intangibles as such expenses are included in operating expenses.
Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
Net Revenues
     The following table sets forth the net revenues for the three months ended June 30, 2006 (the “second quarter of 2006”) and June 30, 2005 (the “second quarter of 2005”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2006	2005	$ Change%	Change
Net product revenues	$80.6	$82.3	$(1.7)	(2.0)%
Net contract revenues	$4.4	$18.2	$(13.8)	(75.9)%

Net revenues	$85.0	$100.5	$(15.5)	(15.4)%

	Second	Second	Percentage
	Quarter	Quarter	Point
	2006	2005	Change
Acne and acne-related dermatological products	43.1%	27.6%	15.5%
Non-acne dermatological products	47.5%	49.5%	(2.0)%
Non-dermatological products	9.4%	22.9%	(13.5)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues decreased during the second quarter of 2006 primarily as a result of a decrease in net contract revenues associated with licensing agreements and authorized generic agreements. Net contract revenues decreased primarily due to a decrease in contract revenues during the second quarter of 2006 related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Core brand revenues, which are included in net product revenues and includes revenues associated with DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, RESTYLANE®, SOLODYN™, TRIAZ® and VANOS™, represented approximately $76.3 million, or approximately 89.7% of net revenues, during the second quarter of 2006, a decrease of approximately 0.4%, compared to core brand revenues of approximately $76.6 million, or approximately 76.2% of net revenues, for the second quarter of 2005. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues and increased in net dollars by 31.9% during the second quarter of 2006 as compared to the second quarter of 2005 primarily due to initial sales of SOLODYN™ upon FDA approval during the second quarter of 2006, partially offset by decreases in sales of DYNACIN®, PLEXION® and TRIAZ® products due to competitive pressures, including generic competition. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 18.8% during the second quarter of 2006. This change included an increase in sales of RESTYLANE®, offset by a decrease in sales of VANOS™. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 65.4% during the second quarter of 2006, primarily due to the decrease in ORAPRED® contract revenues discussed above.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to acquired products is not included in gross profit. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the second quarter of 2006 and 2005, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2006	2005	$ Change	% Change
Gross profit	$75.6	$86.3	$(10.7)	(12.4)%
% of net revenues	88.9%	85.8%
     The decrease in gross profit during the second quarter of 2006, compared to the second quarter of 2005, was due to the decrease in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during the second quarter of 2006 as compared to the second quarter of 2005.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the second quarter of 2006 and 2005, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2006	2005	$ Change	% Change
Selling, general and administrative	$51.1	$37.5	$13.6	36.2%
% of net revenues	60.1%	37.3%
Inamed business integration planning costs included in selling, general and administrative	$—	$5.3	$(5.3)	(100.0)%
Share-based compensation expense included in selling, general and administrative	$6.8	$0.1	$6.7	5,208.5%

     The increase in selling, general and administrative expenses during the second quarter of 2006 from the second quarter of 2005 was attributable to approximately $6.7 million of additional share-based compensation expense recognized in accordance with SFAS No. 123R, $3.0 million of increased promotion expense, primarily related to the promotion of RESTYLANE® and the launch of SOLODYN™, $2.0 million related to a loss contingency for a legal matter related to our marketing of LOPROX® to pediatricians (see Part II, Item 1, Legal Proceedings), and $7.2 million of other additional selling, general and administrative expenses incurred during the second quarter of 2006, which was partially offset by $5.3 million of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed incurred during the second quarter of 2005. We expect marketing and personnel expenses to increase beginning in the third quarter of 2006 related to our preparation for the potential launch of PERLANE®, and additional promotional costs related to RESTYLANE®.
Research and Development Expenses
     The following table sets forth our research and development expenses for the second quarter of 2006 and 2005 (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2006	2005	$ Change	% Change
Research and development	$43.8	$6.1	$37.7	619.3%
Charges included in research and development	$35.1	$—	$35.1	100.0%
Share-based compensation expense included in research and development	$0.5	$—	$0.5	100.0%
     Included in research and development expenses for the second quarter of 2006 was $35.1 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® and approximately $0.5 million of compensation expense for stock options and restricted stock. Absent these charges, research and development expenses during the second quarter of 2006 were approximately $8.2 million. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to continue to incur significant research and development expenses related to the development of RELOXIN® each quarter throughout the development process.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the second quarter of 2006 decreased $0.3 million, or 4.5%, to $5.8 million from $6.1 million during the second quarter of 2005. This decrease was primarily due to a decrease in the amount of intangible assets being amortized during the second quarter of 2006 as compared to the second quarter of 2005, due to the write-down of a long-lived asset due to impairment during the three months ended December 31, 2005. This long-lived asset had a cost basis of approximately $15.4 million and was being amortized at a rate of approximately $0.3 million per quarter.
Interest Income
     Interest income during the second quarter of 2006 increased $3.9 million, or 113.3%, to $7.3 million from $3.4 million during the second quarter of 2005, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the second quarter of 2006.
Interest Expense
     Interest expense during the second quarter of 2006 remained consistent with the second quarter of 2005, at $2.7 million. Our interest expense during the second quarter of 2006 and 2005 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. See Note 9 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the second quarter of 2006 and 2005 (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2006	2005	$ Change	% Change
Income tax (benefit) expense	$(35.9)	$13.0	$(48.9)	(376.6)%
Effective tax rate	(176.0)%	34.7%
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
     Our effective tax rate for the three months ended June 30, 2006 was (176.0)% compared to our effective tax rate of 34.7% for the three months ended June 30, 2005. Generally, the provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, during the three months ended June 30, 2006, the Company’s effective tax rate of (176.0%) differs from the Company’s estimate of the effective tax rate for the full fiscal year primarily as a result of an election, solely for tax purposes, to treat Aesthetica Ltd., a company incorporated and registered under the laws of Bermuda and not previously subject to income taxes, as an entity disregarded from its U.S. owner, Medicis Aesthetics Holding Inc., a wholly owned subsidiary of Medicis Pharmaceutical Corporation, and thus fiscally transparent for purposes of the U.S. Internal Revenue Code. Thus, research and development expenses related to the development of RELOXIN® will be treated for U.S. tax purposes as made directly by Medicis Aesthetics Holding Inc. and deductible in the U.S. This election allowed the Company to record U.S. tax benefits of $39.7 million during the second quarter of 2006 on research and development expenses related to the development of RELOXIN®.
     Our income tax benefit recorded during the second quarter of 2006 also includes a benefit of $5.1 million relating to the resolution of certain income tax examinations for tax years ended through June 30, 2004. Absent the tax benefit of $5.1 million booked as a discrete item in the second quarter of 2006, we would expect our effective tax rate to be approximately (27)% — (28)% for the full calendar year.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Net Revenues
     The following table sets forth the net revenues for the six months ended June 30, 2006 (the “2006 six months”) and June 30, 2005 (the “2005 six months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2006 Six	2005 Six
	Months	Months	$ Change	% Change
Net product revenues	$151.7	$158.1	$(6.4)	(4.0)%
Net contract revenues	$8.5	$37.6	$(29.1)	(77.5)%

Net revenues	$160.2	$195.7	$(35.5)	(18.2)%

			Percentage
	2006 Six	2005 Six	Point
	Months	Months	Change
Acne and acne-related dermatological products	31.6%	26.4%	5.2%
Non-acne dermatological products	56.8%	49.6%	7.2%
Non-dermatological products	11.6%	24.0%	(12.4)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues decreased during the 2006 six months primarily as a result of a decrease in net contract revenues associated with licensing agreements and authorized generic agreements. Net contract revenues decreased primarily due to a decrease in contract revenues during the 2006 six months related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Core brand revenues, which are included in net product revenues and includes revenues associated with DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, RESTYLANE®, SOLODYN™, TRIAZ® and VANOS™, represented approximately $141.1 million, or approximately 88.1% of net revenues, during the 2006 six months, a decrease of approximately 3.3%, compared to core brand revenues of approximately $146.0 million, or approximately 74.6% of net revenues, for the 2005 six months. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues, but decreased in net dollars by 2.1% during the 2006 six months as compared to the 2005 six months. The initial sales of SOLODYN™ upon FDA approval during the second quarter of 2006 was offset by decreases in sales of DYNACIN®, PLEXION® and TRIAZ® products due to competitive pressures, including generic competition. Net revenues associated with our non-acne dermatological products increased as a percentage of net revenues, but decreased in net dollars by 6.3% during the 2006 six months. This change included an increase in sales of RESTYLANE®, offset by decreases in sales of VANOS™ and LOPROX® products. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 60.4% during the 2006 six months, primarily due to the decrease in ORAPRED® contract revenues discussed above.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to acquired products is not included in gross profit. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

     The following table sets forth our gross profit for the 2006 six months and the 2005 six months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2006 Six	2005 Six
	Months	Months	$ Change	% Change
Gross profit	$138.6	$167.6	$(29.0)	(17.3)%
% of net revenues	86.5%	85.6%
     The decrease in gross profit during the 2006 six months, compared to the 2005 six months, was due to the decrease in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during the 2006 six months as compared to the 2005 six months.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the 2006 six months and 2005 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2006 Six	2005 Six
	Months	Months	$ Change	% Change
Selling, general and administrative	$102.3	$69.4	$32.9	47.4%
% of net revenues	63.9%	35.5%
Inamed business integration planning costs included in selling, general and administrative	$—	$5.3	$(5.3)	(100.0)%
Share-based compensation expense included in selling, general and administrative	$13.5	$0.3	$13.2	5,135.5%
     The increase in selling, general and administrative expenses during the 2006 six months from the 2005 six months was attributable to approximately $13.2 million of additional share-based compensation expense recognized in accordance with SFAS No. 123R, $8.0 million related to a loss contingency for a legal matter related to our marketing of LOPROX® to pediatricians (see Part II, Item 1, Legal Proceedings), approximately $3.0 million of increased promotional expense, primarily related to the promotion of RESTYLANE® and the launch of SOLODYN™, $1.8 million related to a settlement of a dispute related to our merger with Ascent, and $12.2 million of additional selling, general and administrative expenses incurred during the 2006 six months, which was partially offset by $5.3 million of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed incurred during the 2005 six months.
Research and Development Expenses
     The following table sets forth our research and development expenses for the 2006 six months and 2005 six months (dollar amounts in millions):

	2006 Six	2005 Six
	Months	Months	$ Change	% Change
Research and development	$141.0	$20.5	$120.5	586.5%
Charges included in research and development	$125.2	$8.3	$116.9	1,412.0%
Share-based compensation expense included in research and development	$1.0	$—	$1.0	100.0%
     Included in research and development expenses for the 2006 six months was $125.2 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® and approximately $1.0 million of compensation expense for stock options and restricted stock. Included in research and development expense for the 2005 six months was approximately $8.3 million related to a research and development collaboration with AAIPharma. Absent these charges, research and development expenses during the 2006 six months was approximately $14.8 million, compared to approximately $12.3 million during the 2005 six months. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to incur significant research and development expenses related to the development of RELOXIN® each quarter throughout the development process.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the 2006 six months decreased $0.4 million, or 3.9%, to $11.7 million from $12.1 million during the 2005 six months. This decrease was primarily due to a decrease in the amount of intangible assets being amortized during the 2006 six months as compared to the 2005 six months, due to the write-down of a long-lived asset due to impairment during the three months ended December 31, 2005. This long-lived asset had a cost basis of approximately $15.4 million and was being amortized at a rate of approximately $0.3 million per quarter.
Interest Income
     Interest income during the 2006 six months increased $7.9 million, or 123.4%, to $14.3 million from $6.4 million during the 2005 six months, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the 2006 six months.
Interest Expense
     Interest expense during the 2006 six months remained consistent with the 2005 six months, at $5.3 million. Our interest expense during the 2006 six months and 2005 six months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. See Note 9 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the 2006 six months and 2005 six months (dollar amounts in millions):

	2006 Six	2005 Six
	Months	Months	$ Change	% Change
Income tax (benefit) expense	$(34.3)	$22.8	$(57.1)	(250.7)%
Effective tax rate	(32.0)%	34.2%
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
     Our effective tax rate for the 2006 six months was (32.0)% compared to our effective tax rate of 34.2% for the 2005 six months. Generally, the provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, during the 2006 six months, our effective tax rate of (32.0%) differs from our estimate of the effective tax rate for the full fiscal year of (27%)-(28%) primarily due to the $5.1 million tax benefit recorded during the second quarter of 2006 relating to resolutions of income tax examinations through years ended June 30, 2004.
Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the 2006 six months and 2005 six months, and selected balance sheet components as of June 30, 2006 and December 31, 2005 (dollar amounts in millions):

	2006 Six	2005 Six
	Months	Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$(100.4)	$84.5	$(184.9)	(218.8)%
Investing activities	$(126.9)	$64.3	$(191.2)	(297.2)%
Financing activities	$3.2	$(2.3)	$5.5	(237.8)%

	June 30, 2006	Dec. 31, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$616.1	$742.5	$(126.4)	(17.0)%
Working capital	$608.8	$692.5	$(83.7)	(12.1)%
2.5% contingent convertible senior notes due 2032	$169.2	$169.2	$—	—
1.5% contingent convertible senior notes due 2033	$283.9	$283.9	$—	—
Working Capital
     Working capital as of June 30, 2006 and December 31, 2005 consisted of the following (dollar amounts in millions):

	June 30, 2006	Dec. 31, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$616.1	$742.5	$(126.4)	(17.0)%
Accounts receivable, net	48.3	46.7	1.6	3.5%
Inventories, net	19.1	19.1	—	0.1%
Deferred tax assets, net	15.0	12.7	2.3	17.5%
Other current assets	14.5	12.3	2.2	17.5%

Total current assets	713.0	833.3	(120.3)	(14.5)%

Accounts payable	60.5	57.7	2.8	4.8%
Short-term contract obligation	—	27.4	(27.4)	(100.0)%
Income taxes payable	9.8	31.5	(21.7)	(68.9)%
Other current liabilities	33.9	24.2	9.7	40.0%

Total current liabilities	104.2	140.8	(36.6)	(26.0)%

Working capital	$608.8	$692.5	$(83.7)	(12.1)%

     We had cash, cash equivalents and short-term investments of $616.1 million and working capital of $608.8 million at June 30, 2006, as compared to $742.5 million and $692.5 million, respectively, at December 31, 2005. The decreases were primarily due to payments totaling $103.0 million made to Ipsen related to a development and distribution agreement for the development of RELOXIN®, payment of the $27.4 million contingent payment related to the merger with Ascent, and payments totaling $26.8 million for income taxes during the 2006 six months.
     Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale needs. In addition, we may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.
     During July 2006, we completed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. Occupancy of the new headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, is expected to occur in 2008. There is no financial obligation for lease payments until 2008.
Operating Activities
     Net cash used in operating activities during the 2006 six months was approximately $100.4 million, compared to cash provided by operating activities of approximately $84.5 million during the 2005 six months. The following is a summary of the primary components of cash (used in) provided by operating activities during the 2006 six months and 2005 six months (in millions):

	2006 Six	2005 Six
	Months	Months
Payments made to Ipsen related to development of RELOXIN®	$(103.0)	$—
Payment made to AAIPharma related to a research and development collaboration	—	(8.3)
Payment of professional fees related to termination of proposed merger with Inamed	(16.7)	—
Income taxes paid	(26.8)	(10.7)
Other cash provided by operating activities	46.1	103.5

Cash (used in) provided by operating activities	$(100.4)	$84.5

Investing Activities
     Net cash used in investing activities during the 2006 six months was approximately $126.9 million, compared to net cash provided by investing activities during the 2005 six months of $64.3 million. The change was primarily due to the net purchases or sales of our short-term investments during the respective six-month periods. In addition, approximately $27.4 million was paid during the first quarter of 2006 for Contingent Payments related to our 2001 merger with Ascent.
Financing Activities
     Net cash provided by financing activities during the 2006 six months was $3.2 million, compared to net cash used in financing activities of $2.3 million during the 2005 six months. Proceeds from the exercise of stock options were $5.9 million during the 2006 six months compared to $0.9 million during the 2005 six months. Dividends paid during the 2006 six months and the 2005 six months was $3.3 million.
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
     Except for the Old Notes and the New Notes, we have no long-term liabilities and had only $104.2 million of current liabilities at June 30, 2006. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
     We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004 but may be repaid by BioMarin at any time prior to the option purchase date. As of August 8, 2006, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $18.5 million on our common stock. In addition, on June 14, 2006, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on July 31, 2006 to our stockholders of record at the close of business on July 3, 2006. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
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
Off-Balance Sheet Arrangements
     As of June 30, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
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
Product Returns
     We account for returns of product by establishing an allowance based on our estimate of revenues recorded for which the related products are expected to be returned in the future. We determine our estimate of product returns based on historical experience and other qualitative factors that could impact the level of future product returns. These factors include estimated shelf life, competitive developments including introductions of generic products, product discontinuations and our introduction of new formulations of our products. Typically, these other factors that influence our allowance for product returns do not change significantly from quarter to quarter. Historical experience and the other qualitative factors are assessed on a product-specific basis as part of our compilation of our estimate of future product returns. Estimates for returns of new products are based on historical experience of new products at various stages of their life cycle.
     Our actual experience and the qualitative factors that we use to determine the necessary allowance for future product returns are susceptible to change based on unforeseen events and uncertainties. We review our allowance for product returns quarterly to assess the trends being considered to estimate the allowance, and make changes to the allowance as necessary.
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
     We believe that our allowances and accruals for items that are deducted from gross revenue are reasonable and appropriate based on current facts and circumstances. However, it is possible that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenue. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate. A five percent change in the expenses related to the allowances and accruals described above would lead to an approximate $5.9 million annual effect on our income before income tax expense, based on the amount of expense we recognized during the year ended June 30, 2005 (our most recent full fiscal year) related to the allowances and accruals described above.
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
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate because of state and local income taxes, tax-exempt interest, charitable contribution deductions, nondeductible expenses and research and development tax credits available in the U.S. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and development tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.
     Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at June 30, 2006. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
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
     Our policy on accounting for costs of strategic collaborations determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. We are required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an ANDA or NDA approval related directly to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. In addition, if we acquire product rights that are in the development phase and as to which we have no assurance that the third party will successfully complete its developmental milestones or that the product will gain regulatory approval, we expense such payments.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating FIN 48 but do not expect it to have a material impact on our consolidated results of operations and financial condition.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of JUVEDERM®, HYLAFORM®, HYLAFORM PLUS® and CAPTIQUE®, competitors to RESTYLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS and LOPROX® Cream products, and potential generic forms of our LOPROX® Shampoo, LOPROX® Gel, TRIAZ® or PLEXION® products;
•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;
•	changes in our product mix;
•	changes in prescription levels and the effect of economic changes in hurricane-effected areas;
•	manufacturing or supply interruptions;
•	importation of other dermal filler products;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;
•	the ability to successfully market both new and existing products;
•	difficulties or delays in manufacturing;
•	the ability to compete against generic and other branded products;
•	trends toward managed care and health care cost containment;
•	our ability to protect our patents and other intellectual property;
•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;
•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);
•	changes in U.S. generally accepted accounting principles;
•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;
•	access to available and feasible financing on a timely basis;
•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;
•	the risks and uncertainties associated with obtaining necessary FDA approvals;
•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow; and
•	the impact of acquisitions, divestitures and other significant corporate transactions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2006, there were no material changes to the information previously reported under Item 7A in our Transition Report on Form 10-K/T for the six-month period ended December 31, 2005.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     During the three months ended June 30, 2006, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act. We are fully cooperating with the government in its investigation, which relates to our marketing and promotion of LOPROX® products to pediatricians prior to our May 2004, disposition of the Company’s pediatric sales division. In April 2006, we offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. In May 2006, we countered with an offer of $8.0 million that was contingent on resolving other aspects of the government’s investigation to our satisfaction. In June 2006, the Justice Department countered with a tentative demand of $10.0 million. We are continuing to hold settlement discussions with the government in an effort to resolve their claims, and these discussions may or may not result in a monetary settlement with the government. Accordingly, we have accrued a loss contingency of $8.0 million as of June 30, 2006, related to this matter.
     In addition, the Company has been notified by the United States Attorney’s Office in Topeka, Kansas that the United States Attorney is investigating whether past and present employees and officers may have violated federal criminal law regarding alleged off-label promotion in the marketing and promotion of LOPROX® and LOPROX® TS to pediatricians. No individuals have been designated as targets of the investigation. The Company continues to cooperate with the government. Any such claims, prosecutions or other proceedings, with respect to our past and present employees and officers, the cost of their defense and fines and penalties resulting therefrom could have a material impact on our reputation, business and financial condition.
     On October 27, 2005, we filed suit against Upsher-Smith Laboratories, Inc. of Plymouth, Minnesota and against Prasco Laboratories of Cincinnati, Ohio for infringement of Patent No. 6,905,675 entitled “Sulfur Containing Dermatological Compositions and Methods for Reducing Malodors in Dermatological Compositions” covering our sodium sulfacetamide/sulfur technology. This intellectual property is related to our PLEXION® Cleanser product. The suit was filed in the U.S. District Court for the District of Arizona, and seeks an award of damages, as well as a preliminary and a permanent injunction. A hearing on our preliminary injunction motion was heard on March 8 and March 9, 2006. The Court did not grant the preliminary injunction, but the case continues and we are vigorously pursuing the matter. We have asked the U.S. Patent and Trademark Office to confirm the validity of this patent by way of a re-examination proceeding, which is expected to consider all of the prior art cited by the defendants in opposition to our preliminary injunction motion.
     On June 22, 2006, Medicis and Sanofi-Aventis Deutschland GmbH filed suit against Paddock Laboratories, Inc. of Minneapolis, Minnesota for infringement of United States Patent No. 7,018,656 B2 (the “‘656 patent”) entitled “Antimycotic Gel With High Active Substance Release.” Sanofi-Aventis Deutschland GmbH is the owner by assignment of the ‘656 patent. This patent contains one or more claims that cover the composition of LOPROX® Gel (ciclopirox) 0.77%. The suit was filed in the United States District Court for the District of Minnesota, and seeks, inter alia, a permanent injunction prohibiting Paddock Laboratories, Inc. from engaging in any commercial manufacture, use, offer to sell or sale within the United States or importation into the United States, of any drug product that infringes this patent. Paddock’s answer to our June 22, 2006 complaint is due on August 14, 2006, and discovery will begin shortly thereafter.
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

Item 4. Submission of Matters to a Vote of Security Holders
     On May 23, 2006, the Company held its 2006 Annual Meeting of Stockholders (the “Annual Meeting”). The holders of 52,299,879 shares of Class A Common Stock were present in person or represented by proxy at the meeting. The following is a summary of the results of the voting by the Company’s stockholders at the Annual Meeting:
1)	Election of Directors
The stockholders elected the following persons to serve as directors of the Company for a term of three years, or until their successors are duly elected and qualified or until their earlier resignation or removal. Votes were cast as follows:

	Number of Votes
	For	Withheld
Arthur G. Altschul, Jr.	42,320,912	9,978,967
Philip S. Schein, M.D.	43,390,371	8,909,508
The directors of the Company whose terms of office continued were Mr. Jonah Shacknai, Mr. Spencer Davidson, Mr. Stuart Diamond, Mr. Peter S. Knight, Esq., Mr. Michael A. Pietrangelo and Ms. Lottie H. Shackelford.
2)	The stockholders approved the adoption of the Medicis Pharmaceutical Corporation 2006 Incentive Award Plan. Votes were cast as follows:

For	Against	Abstain	Broker Non Vote

29,900,809	16,450,998	113,334	5,834,738
3)	The stockholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006. Votes were cast as follows:

For	Against	Abstain

52,105,026	163,250	31,603

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Bylaws of Medicis Pharmaceutical Corporation , effective July 10, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006)

Exhibit 10.1	Medicis 2006 Incentive Award Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 13, 2006)

Exhibit 10.2+	Amendment to the Medicis 2006 Incentive Stock Award Plan, dated July 10, 2006

Exhibit 10.3	Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mark A. Prygocki, Sr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006)

Exhibit 10.4	Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mitchell S. Wortzman, Ph.D. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006)

Exhibit 10.5	Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Richard J. Havens (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006)

Exhibit 10.6	Employment Agreement, dated July 27, 2006, between Medicis Pharmaceutical Corporation and Jason D. Hanson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006)

Exhibit 12+	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: August 9, 2006	By:	/s/ Jonah Shacknai

Jonah Shacknai
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Mark A. Prygocki, Sr.

Mark A. Prygocki, Sr.
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit 3.1	Amended and Restated Bylaws of Medicis Pharmaceutical Corporation , effective July 10, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006)

Exhibit 10.1	Medicis 2006 Incentive Award Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 13, 2006)

Exhibit 10.2+	Amendment to the Medicis 2006 Incentive Stock Award Plan, dated July 10, 2006

Exhibit 10.3	Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mark A. Prygocki, Sr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006)

Exhibit 10.4	Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mitchell S. Wortzman, Ph.D. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006)

Exhibit 10.5	Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Richard J. Havens (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006)

Exhibit 10.6	Employment Agreement, dated July 27, 2006, between Medicis Pharmaceutical Corporation and Jason D. Hanson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006)

Exhibit 12+	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith