Form 10-Q
period 2006-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2006-11-09
CIK 859368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006

Class A Common Stock $.014 Par Value	55,021,893

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,777	$446,997
Short-term investments	470,492	295,535
Accounts receivable, net	20,972	46,697
Inventories, net	20,084	19,076
Deferred tax assets, net	16,698	12,738
Other current assets	17,632	12,241

Total current assets	653,655	833,284

Property and equipment, net	6,438	5,416

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	238,396	311,406
Other intangible assets	5,852	4,888

	244,248	316,294
Less: accumulated amortization	71,404	76,458

Net intangible assets	172,844	239,836
Goodwill	63,107	63,094
Deferred tax assets, net	44,058	—
Long-term investments	65,695	—
Deferred financing costs, net	2,716	4,325

	$1,008,513	$1,145,955

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$27,608	$57,708
Short-term contract obligation	—	27,407
Income taxes payable	8,882	31,521
Other current liabilities	41,735	24,195

Total current liabilities	78,225	140,831

Long-term liabilities:
Contingent convertible senior notes	453,065	453,065
Deferred tax liability, net	—	8,572

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 67,563,235 and 67,052,326 at September 30, 2006 and December 31, 2005, respectively	945	938
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	581,947	550,006
Accumulated other comprehensive income	877	379
Accumulated earnings	236,250	334,894
Less: Treasury stock, 12,654,233 and 12,647,554 shares at cost at September 30, 2006 and December 31, 2005, respectively	(342,796)	(342,730)

Total stockholders’ equity	477,223	543,487

	$1,008,513	$1,145,955

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net product revenues	$86,189	$79,398	$237,922	$237,513
Net contract revenues	3,798	3,866	12,254	41,483

Net revenues	89,987	83,264	250,176	278,996

Cost of product revenue (1)	8,518	12,024	30,116	40,201

Gross profit	81,469	71,240	220,060	238,795

Operating expenses:
Selling, general and administrative (2)	53,641	41,487	155,929	110,905
Impairment of long-lived assets	52,586	—	52,586	—
Research and development (3)	8,983	5,053	149,968	25,590
Depreciation and amortization	5,854	6,308	17,510	18,435

Operating (loss) income	(39,595)	18,392	(155,933)	83,865

Interest and investment income	7,928	4,116	22,211	10,510
Interest expense	(2,666)	(2,666)	(7,982)	(7,982)

(Loss) income before income tax	(34,333)	19,842	(141,704)	86,393

Income tax (benefit) expense	(13,656)	7,382	(48,003)	30,167

Net (loss) income	$(20,677)	$12,460	$(93,701)	$56,226

Basic net (loss) income per share	$(0.38)	$0.23	$(1.72)	$1.04

Diluted net (loss) income per share	$(0.38)	$0.20	$(1.72)	$0.88

Cash dividend declared per common share	$0.03	$0.03	$0.09	$0.09

Basic common shares outstanding	54,747	54,310	54,536	54,275

Diluted common shares outstanding	54,747	69,850	54,536	69,513

(1) amounts exclude amortization of intangible assets related to acquired products	$5,076	$5,560	$15,226	$16,246
(2) amounts include share-based compensation expense	$6,177	$7,184	$19,660	$7,441
(3) amounts include share-based compensation expense	$456	$505	$1,494	$505
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Operating Activities:
Net (loss) income	$(93,701)	$56,226
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,510	18,436
Amortization of deferred financing fees	1,608	1,608
Impairment of long-lived assets	52,586	—
Loss on disposal of property and equipment	9	44
(Gain) loss on sale of available-for-sale investments	(358)	1,377
Share-based compensation expense	21,154	7,947
Deferred income tax (benefit) expense	(56,590)	13,598
Tax benefit from exercise of stock options	1,631	76
Excess tax benefits from share-based payment arrangements	(952)	(73)
Provision for doubtful accounts and returns	4,571	(3,866)
(Amortization) accretion of (discount)/premium on investments	(1,679)	1,536
Changes in operating assets and liabilities:
Accounts receivable	21,154	6,256
Inventories	(1,008)	(2,781)
Other current assets	(5,391)	7,160
Accounts payable	(30,100)	5,184
Income taxes payable	(22,639)	797
Other current liabilities	17,456	(945)

Net cash (used in) provided by operating activities	(74,739)	112,580

Investing Activities:
Purchase of property and equipment	(3,171)	(1,492)
Payment of direct merger costs	(27,420)	(8,472)
Payments for purchase of product rights	(964)	(490)
Purchase of available-for-sale investments	(664,473)	(432,412)
Sale of available-for-sale investments	211,624	451,553
Maturity of available-for-sale investments	214,583	101,340

Net cash (used in) provided by investing activities	(269,821)	110,027

Financing Activities:
Payment of dividends	(4,926)	(4,884)
Excess tax benefits from share-based payment arrangements	952	73
Proceeds from the exercise of stock options	9,164	990

Net cash provided by (used in) financing activities	5,190	(3,821)

Effect of exchange rate on cash and cash equivalents	150	31

Net (decrease) increase in cash and cash equivalents	(339,220)	218,817
Cash and cash equivalents at beginning of period	446,997	31,521

Cash and cash equivalents at end of period	$107,777	$250,338

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
     The Company offers a broad range of products addressing various conditions including acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 16 branded products. As of September 30, 2006, its core brands are OMNICEF® (cefdinir), RESTYLANE® (hyaluronic acid), SOLODYN™ (minocycline HCl, USP) Extended Release Tablets, TRIAZ® (benzoyl peroxide), and VANOS™ (fluocinonide) Cream, 0.1%.
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

2. SHARE-BASED COMPENSATION
     At September 30, 2006, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R increased the net loss before income tax benefit for the three and nine months ended September 30, 2006 by approximately $6.6 million and $21.2 million, respectively, and increased the net loss for the three and nine months ended September 30, 2006 by approximately $4.8 million and $15.3 million, respectively. As a result, the net loss per common share for the three and nine months ended September 30, 2006 was increased $0.09 and $0.28, respectively.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2006, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2006, was approximately $45.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $0.4 million and $1.0 million of excess tax benefits were recognized during the three months and nine months ended September 30, 2006, respectively.
     A summary of stock options activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2005	14,379,336	$27.21

Granted	91,125	$31.38
Exercised	(521,593)	$19.25
Terminated/expired	(313,604)	$30.55

Balance at September 30, 2006	13,635,264	$27.46	5.79	$82,585,498

     The intrinsic value of options exercised during the nine months ended September 30, 2006 was $6,042,317. Options exercisable under the Company’s share-based compensation plans at September 30, 2006 were 9,015,175 with an average exercise price of $25.26, an average remaining contractual term of 5.1 years, and an aggregate intrinsic value of $68,814,253.

     A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of September 30, 2006, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	13,135,122	$27.44	5.8	$79,786,443
Exercisable	8,724,167	$25.25	5.1	$66,675,811
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The fair value of stock option awards granted during the nine months ended September 30, 2006 and September 30, 2005 were estimated with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Expected dividend yield	0.4%	0.3% to 0.4%
Expected stock price volatility	0.36	0.36 to 0.44
Risk-free interest rate	4.5% to 4.6%	3.6% to 4.2%
Expected life of options	7 Years	5 to 8 Years
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
     The weighted average fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $14.00 and $14.15, respectively.
     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented that include periods prior to the Company’s July 1, 2005, adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

NINE MONTHS
ENDED
SEPTEMBER 30,
2005
Net income, as reported	$56,226
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11,618

Pro-forma net income	$44,608

Net income per common share:
Basic, as reported	$1.04
Basic, pro forma	$0.82
Diluted, as reported	$0.88
Diluted, pro forma	$0.71

     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the nine months ended September 30, 2006, 158,025 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months and nine months ended September 30, 2006, was approximately $0.5 million and $1.5 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the three months and nine months ended September 30, 2005, was approximately $0.3 million and $0.6 million, respectively. As of September 30, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2006, was approximately $7.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.1 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2006 is as follows (amounts in thousands, except per share amounts):

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2005	212,260	$29.65

Granted	158,025	$28.68
Vested	(69,456)	$26.07
Forfeited	(2,000)	$32.06

Nonvested at September 30, 2006	298,829	$29.95

     The total fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005 was approximately $1.8 million and $0.6 million, respectively.
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
     The Company’s policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) approval related directly to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. In contrast, if the Company acquires product rights which are in the development phase and to which the Company has no assurance that the third party will successfully complete its developmental milestones or that the product will gain regulatory approval, the Company expenses such payments.
     On January 28, 2005, the Company amended its strategic alliance with AAIPharma Inc. (“AAIPharma”) previously initiated in June 2002 for the development, commercialization and license of a dermatologic product. The amendment allowed for the immediate transfer of the work product, as defined under the agreement, as well as the work product’s management and development, to Medicis, and provided that AAIPharma would continue to assist Medicis with the development of the product on a fee for services basis. Medicis will have no future financial obligations to pay AAIPharma on the attainment of clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the three months ended March 31, 2005, as part of the amendment and the assumption of all liabilities associated with the project.

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
     The initial $90.1 million payment was recognized as a charge to research and development expense during the three months ended March 31, 2006, and the $35.1 million obligation was recognized as a charge to research and development expense during the three months ended June 30, 2006.
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

6. IMPAIRMENT OF LONG-LIVED ASSETS
     The Company assesses the potential impairment of long-lived assets on a periodic basis and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset grouping to the Company’s estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.
     During the quarter ended September 30, 2006, long-lived assets related to certain of the Company’s products were determined to be impaired based on the Company’s analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $52.6 million related to these long-lived assets. This write-down included the following (in thousands):

Long-lived asset related to LOPROX® products	$49,163
Long-lived asset related to ESOTERICA® products	3,267
Other long-lived asset	156

$52,586

     Factors affecting the future cash flows of the LOPROX® long-lived asset included competitive pressures in the marketplace and the cancellation of the development plan to support future forms of LOPROX®. Factors affecting the future cash flows of the ESOTERICA® long-lived asset included a notice of proposed rulemaking by the FDA for an NDA to be required for continued marketing of hydroquinone products, such as ESOTERICA®. ESOTERICA® is currently an over-the-counter product line, and the Company does not plan to invest in obtaining an approved NDA for this product line if this proposed rule is made final without change.
     In addition, as a result of the impairment analysis, the remaining amortizable lives of the long-lived assets related to LOPROX® and ESOTERICA® were reduced to fifteen years and fifteen months, respectively. The long-lived asset related to LOPROX® will become fully amortized on September 30, 2021, and the long-lived asset related to ESOTERICA® will become fully amortized on December 31, 2007. The net impact on amortization expense as a result of the write-down of the carrying value of the long-lived assets and the reduction of their respective amortizable lives is a decrease in quarterly amortization expense related to LOPROX® of $354,051 and an increase in quarterly amortization expense related to ESOTERICA® of $48,077.
7. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s short-term and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At September 30, 2006, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $470.5 million and $65.7 million, respectively.
     The following is a summary of available-for-sale securities (amounts in thousands):

	SEPTEMBER 30, 2006
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$260,943	$117	$236	$260,824
Other debt securities	275,298	106	41	275,363

Total securities	$536,241	$223	$277	$536,187

     During the three months and nine months ended September 30, 2006, the gross realized gains on sales of available-for-sale securities totaled $131,355 and $361,934 respectively, while gross realized losses on sales of available-for-sale securities were immaterial for the three months and nine months ended September 30, 2006. Such amounts of gains and losses are determined based on the specific identification method and are included in interest and investment income. The net adjustment to unrealized gains during the three months and nine months ended September 30, 2006, on available-for-sale securities included in stockholders’ equity totaled $392,340 and $348,450, respectively. The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2006, by maturity, are shown below (amounts in thousands):

	SEPTEMBER 30, 2006
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$231,534	$231,471
Due after one year through five years	188,023	188,023
Due after five years through 10 years	—	—
Due after 10 years	116,684	116,693

	$536,241	$536,187

     At September 30, 2006, approximately $239.0 million of the $304.7 million in estimated fair value expected to mature greater than one year has been classified as short-term investments since these investments are in an unrealized gain position. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.
     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate securities	$179,338	$176	$12,869	$60
Other debt securities	48,776	26	2,835	15

Total securities	$228,114	$202	$15,704	$75

     The unrealized losses on the Company’s investments were caused primarily by interest rate increases. It is expected that the investments will not be settled at a price less than the amortized cost. Because the Company has the ability to and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2006.
8. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN TM and TRIAZ®. The non-acne dermatological product lines include LOPROX®, OMNICEF®, RESTYLANE® and VANOSTM . The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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
     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

Acne and acne-related dermatological products	47%	33%	37%	28%
Non-acne dermatological products	46	56	53	52
Non-dermatological products	7	11	10	20

Total net revenues	100%	100%	100%	100%

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
     Inventories are as follows (amounts in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$7,551	$6,436
Finished goods	13,487	13,925
Valuation reserve	(954)	(1,285)

Total inventories	$20,084	$19,076

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
     During the quarters ended December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The holders of Old Notes had this conversion right only until March 31, 2006. During the quarters ended September 30, 2006, June 30, 2006, March 31, 2006, June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of November 8, 2006, no other Old Notes had been converted.
11. INCOME TAXES
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
     The benefit for income taxes for the nine months ended September 30, 2006, includes a $5.1 million tax benefit relating to the resolution of certain income tax examinations for tax years ended through June 30, 2004.
     At September 30, 2006, the Company has a federal net operating loss carryforward of approximately $61.7 million that begins expiring in varying amounts in the years 2008 through 2020 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. Based upon this limitation, the Company estimates that approximately $15.2 million of the $61.7 million net operating loss carryforward will be realized. Accordingly, a valuation reserve has been recorded for the remaining net operating loss carryforward that is not expected to be realized.
     At September 30, 2006, the Company had a research and development credit carryforward of approximately $1.3 million that begins expiring in varying amounts in the years 2008 through 2020 if not previously utilized. All of the research and development credit carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002 and is subject to the limitation under Internal Revenue Code Section 383. As a result of this limitation, the Company does not expect to realize any of the research and development credits acquired from Ascent. Accordingly, a valuation reserve of $1.3 million has been established for the acquired research and development credits.
     As a result of the limitations described above, the Company recorded a deferred tax asset valuation allowance of $17.5 million related to the net operating loss and research and development credit carryforwards acquired in the merger with Ascent. Subsequent realization of loss and credit carryforwards in excess of the amounts estimated to be realized as of September 30, 2006 will be applied to reduce the valuation allowance and goodwill recorded in connection with the merger with Ascent.
     The Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options, disqualified dispositions of incentive stock options and vesting of restricted shares. Accordingly, the Company recorded a reduction to taxes payable and deferred tax assets of $2.4 million and $0.8 million, respectively, and recorded an increase to equity of $1.6 million for the nine months ended September 30, 2006. Quarterly adjustments for the exercise of non-qualified stock options, disqualified dispositions of incentive stock options, and vesting of restricted shares may vary as they relate to the actions of the option holder or shareholder.
     During the nine months ended September 30, 2006 and September 30, 2005, the Company made net tax payments of $29.8 million and $16.0 million, respectively.
12. DIVIDENDS DECLARED ON COMMON STOCK
     On September 14, 2006, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on October 31, 2006 to stockholders of record at the close of business on October 2, 2006. The $1.7 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2006.

13. COMPREHENSIVE (LOSS) INCOME
     Total comprehensive (loss) income includes net (loss) income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive loss for the three months and nine months ended September 30, 2006 was $(20.3) million and $(93.2) million, respectively. Total comprehensive income for the three months and nine months ended September 30, 2005 was $13.2 million and $56.8 million, respectively.
14. NET (LOSS) INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
BASIC

Net (loss) income	$(20,677)	$12,460	$(93,701)	$56,226

Weighted average number of common shares outstanding	54,747	54,310	54,536	54,275

Basic net (loss) income per common share	$(0.38)	$0.23	$(1.72)	$1.04

DILUTED

Net (loss) income	$(20,677)	$12,460	$(93,701)	$56,226

Add:
Tax-effected interest expense and issue costs related to Old Notes	—	841	—	2,513
Tax-effected interest expense and issue costs related to New Notes	—	839	—	2,516

Net (loss) income assuming dilution	$(20,677)	$14,140	$(93,701)	$61,255

Weighted average number of common shares	54,747	54,310	54,536	54,275

Effect of dilutive securities:
Old Notes	—	5,823	—	5,823
New Notes	—	7,325	—	7,325
Stock options and restricted stock	—	2,392	—	2,090

Weighted average number of common shares assuming dilution	54,747	69,850	54,536	69,513

Diluted net (loss) income per common share	$(0.38)	$0.20	$(1.72)	$0.88

     Diluted net (loss) income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Earnings per Share.” Diluted net (loss) income per common share is calculated by adjusting net (loss) income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.

     Due to the Company’s net loss during the three months ended September 30, 2006, a calculation of diluted earnings per share is not required. For the three months ended September 30, 2006, potentially dilutive securities consisted of restricted stock and stock options convertible into 1,716,419 shares in the aggregate, and 5,822,894 and 7,324,819 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively.
     Due to the Company’s net loss during the nine months ended September 30, 2006, a calculation of diluted earnings per share is not required. For the nine months ended September 30, 2006, potentially dilutive securities consisted of restricted stock and stock options convertible into 1,989,589 shares in the aggregate, and 5,822,894 and 7,324,819 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively.
     The diluted net income per common share computation for the three months ended September 30, 2005 excludes 5,501,851 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
     Diluted net income per common share for the nine months ended September 30, 2005 was calculated using the average of the periodic diluted common shares outstanding during the nine-month period. For the period from January 1, 2005 to June 30, 2005, diluted common shares outstanding was calculated using APB Opinion No. 25, while for the period from July 1, 2005 to September 30, 2005, diluted common shares outstanding was calculated using SFAS No. 123R. The Company adopted SFAS No. 123R effective July 1, 2005.
15. CONTINGENCIES
     The government notified the Company on December 14, 2004, that it is investigating claims that the Company violated the federal False Claims Act in connection with the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products (“LOPROX®”) to pediatricians during periods prior to the Company’s May 2004 disposition of the Company’s pediatric sales division. In April 2006, the Company offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. In May 2006, the Company countered with an offer of $8.0 million that was contingent on resolving other aspects of the government’s investigation to the satisfaction of the Company. In June 2006, the Justice Department countered with a $10.0 million offer for settlement. On or around October 5, 2006 the parties agreed in principle to resolve all federal and state civil claims against the Company for $9.8 million. Accordingly, the Company has accrued a loss contingency of $9.8 million as of September 30, 2006, related to this matter, of which $6.0 million was recorded during the three months ended March 31, 2006, $2.0 million was recorded during the three months ended June 30, 2006, and $1.8 million was recorded during the three months ended September 30, 2006. This loss contingency is included in other current liabilities as of September 30, 2006 in the accompanying condensed consolidated balance sheets, and is included in selling, general and administrative expenses for the nine months ended September 30, 2006 in the accompanying condensed consolidated statements of income.
     On or about October 12, 2006, the Company and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute the Company for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against the Company, the Company has agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. No individuals have been designated as targets of the investigation. Any such claims, prosecutions or other proceedings, with respect to the Company’s past and present employees and officers, the cost of their defense and fines and penalties resulting therefrom could have a material impact on the Company’s reputation, business and financial condition.

     The Company also is engaged in discussions with the Office of Inspector General of the Department of Health and Human Services (“IG”) to resolve any potential administrative claims the IG may have arising out of the government’s investigation into the Company’s marketing and promotion of LOPROX®.
     In addition to the matters discussed above, in the ordinary course of business, the Company is involved in a number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.
16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 157 and its impact, if any, on the Company’s consolidated results of operations and financial condition.
17. SUBSEQUENT EVENT
     On November 7, 2006, the FDA approved ZIANA™ (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel for once daily use for the topical treatment of acne vulgaris in patients 12 years or older. The Company expects to begin selling ZIANA™ to wholesale customers during the fourth quarter of 2006. In accordance with the terms of a development and license agreement, as amended, with Dow Pharmaceutical Sciences, Inc. (“Dow”), the Company will pay Dow $1.0 million during the fourth quarter of 2006 as a result of the FDA’s approval of this product. The $1.0 million payment will be classified as a long-lived asset in the Company’s consolidated balance sheet.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a leading independent specialty pharmaceutical company focused primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We offer a broad range of products addressing various conditions or aesthetic improvements, including dermal fillers, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYNTM and TRIAZ®. Our non-acne dermatological product lines include LOPROX®, OMNICEF®, RESTYLANE® and VANOSTM. Our non-

dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Key Aspects of Our Business
     We derive a majority of our revenue from our core products: OMNICEF®, RESTYLANE®, SOLODYNTM, TRIAZ® and VANOS™. We believe that sales of our core products, ZIANA™, which was approved by the FDA on November 7, 2006, and PERLANE®, which is not currently approved for use by the FDA in the U.S., will constitute a significant portion of our sales for the foreseeable future.
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
     As a result of customer buying patterns, a substantial portion of our prescription product revenues has been recognized in the last month of each quarter, and we schedule our inventory purchases to meet anticipated customer demand. As a result, miscalculation of customer demand or relatively small delays in our receipt of manufactured products could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses.
     We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for our purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.
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
Recent Developments
     The following significant events and transactions occurred during the nine months ended September 30, 2006 and affected our results of operations, our cash flows and our financial condition:
-	Development and distribution agreement with Ipsen for rights to Ipsen’s botulinum toxin product known as RELOXIN®;

-	FDA approval of our New Drug Application for SOLODYNTM;

-	Loss contingency for a pending governmental investigation relating to our marketing and promotion of LOPROX® products; and

-	Write-down of long-lived assets due to impairment.
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
     Additionally, we agreed to negotiate and enter into an agreement relating to the exclusive distribution and development rights of the product for the aesthetic market in Europe, and subsequently in certain other markets. Under the terms of the U.S., Canada and Japan agreement, we were obligated to make an additional $35.1 million payment, as amended, to Ipsen if this agreement was not entered into by April 15, 2006. On April 13, 2006, we agreed with Ipsen to extend this deadline to July 15, 2006. In connection with this extension, we paid Ipsen approximately $12.9 million in April 2006, which would be applied against the total obligation, in the event an agreement was not entered into by the extended deadline. On July 17, 2006, we reached a decision with Ipsen to not pursue an agreement for the commercialization of the product outside of the U.S., Canada and Japan. On July 17, 2006, we made the additional $22.2 million payment to Ipsen, representing the remaining portion of the $35.1 million total obligation, resulting from the discontinuance of negotiations for other territories.
     The initial $90.1 million payment was recognized as a charge to research and development expense during the three months ended March 31, 2006, and the $35.1 million obligation was recognized as a charge to research and development expense during the three months ended June 30, 2006.
     We will pay an additional $26.5 million upon successful completion of various clinical and regulatory milestones, $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to us for the term of the agreement, which extends to September 2019. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. Under the terms of the agreement, we are responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan. We expect to incur significant additional research and development expenses related to the development of RELOXIN® each quarter throughout the development process. It is our current expectation that we will file a Biologic License Application (“BLA”) for RELOXIN® with the FDA during calendar 2007.
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
     Loss contingency for a pending governmental investigation relating to our marketing and promotion of LOPROX® products
     The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act in connection with the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products (“LOPROX®”) to pediatricians during periods prior to our May 2004 disposition of the Company’s pediatric sales division. In April 2006, we offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. In May 2006, we countered with an offer of $8.0 million that was contingent on resolving other aspects of the government’s investigation to our satisfaction. In June 2006, the Justice Department countered with a $10.0 million offer for settlement. On or about October 5, 2006 the parties agreed in principle to resolve all federal and state civil claims against the Company for $9.8 million. Accordingly, we have accrued a loss contingency of $9.8 million as of September 30, 2006, related to this matter, of which $6.0 million was recorded during the three months ended March 31, 2006, $2.0 million was recorded during the three months ended June 30, 2006 and $1.8 million was recorded during the three months ended September 30, 2006.
     On or about October 12, 2006, the Company and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute the Company for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against the Company, the Company has agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. No individuals have been designated as targets of the investigation. Any such claims, prosecutions or other proceedings, with respect to our past and present employees and officers, the cost of their defense and fines and penalties resulting therefrom could have a material impact on our reputation, business and financial condition.
     The Company also is engaged in discussions with the Office of Inspector General of the Department of Health and Human Services (“IG”) to resolve any potential administrative claims the IG may have arising out of the government’s investigation into the Company’s marketing and promotion of LOPROX®.

Write-down of Long-lived Assets Due to Impairment
     We assess the potential impairment of long-lived assets on a periodic basis and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.
     During the quarter ended September 30, 2006, long-lived assets related to certain of our products were determined to be impaired based on our analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $52.5 million related to these long-lived assets. This write-down included the following (in thousands):

Long-lived asset related to LOPROX® products	$49,163
Long-lived asset related to ESOTERICA® products	3,267
Other long-lived asset	156

$52,586

     Factors affecting the future cash flows of the LOPROX® long-lived asset included competitive pressures in the marketplace and the cancellation of the development plan to support future forms of LOPROX®. Factors affecting the future cash flows of the ESOTERICA® long-lived asset included a notice of proposed rulemaking by the FDA for an NDA to be required for continued marketing of hydroquinone products, such as ESOTERICA®. ESOTERICA® is currently an over-the-counter product line, and we do not plan to invest in obtaining an approved NDA for this product line if this proposed rule is made final without change.
     In addition, as a result of the impairment analysis, the remaining amortizable lives of the long-lived assets related to LOPROX® and ESOTERICA® were reduced to fifteen years and fifteen months, respectively. The long-lived asset related to LOPROX® will become fully amortized on September 30, 2021, and the long-lived asset related to ESOTERICA® will become fully amortized on December 31, 2007. The net impact on amortization expense as a result of the write-down of the carrying value of the long-lived assets and the reduction of their respective amortizable lives is a decrease in quarterly amortization expense related to LOPROX® of $354,051 and an increase in quarterly amortization expense related to ESOTERICA® of $48,077.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006 (a)	2005 (b)	2006 (c)	2005 (d)

Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	90.5	85.6	88.0	85.6
Operating expenses	134.5	63.5	150.3	55.5

Operating (loss) income	(44.0)	22.1	(62.3)	30.1
Interest and investment income, net	5.8	1.7	5.7	0.9

(Loss) income before income tax (benefit) expense	(38.2)	23.8	(56.6)	31.0
Income tax (benefit) expense	(15.2)	8.8	(19.1)	10.8

Net (loss) income	(23.0)%	15.0%	(37.5)%	20.2%

(a)	Included in operating expenses is $52.6 million (58.4% of net revenues) for the write-down of long-lived assets, $6.6 million (7.4% of net revenues) of compensation expense related to stock options and restricted stock and $1.8 million (2.0% of net revenues) related to a loss contingency for a legal matter.

(b)	Included in operating expenses is $7.7 million (9.2% of net revenues) of compensation expense related to stock options and restricted stock and $0.7 million (0.8% of net revenues) of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed.

(c)	Included in operating expenses is $125.2 million (50.0% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $52.6 million (21.0% of net revenues) for the write-down of long-lived assets, $21.2 million (8.5% of net revenues) of compensation expense related to stock options and restricted stock, $9.8 million (3.9% of net revenues) related to a loss contingency for a legal matter and $1.8 million (0.7% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(d)	Included in operating expenses is $8.3 million (3.0% of net revenues) related to a research and development collaboration with AAIPharma, $7.9 million (2.8% of net revenues) of compensation expense related to stock options and restricted stock, and $6.0 million (2.7% of net revenues) of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed.

(e)	Gross profit does not include amortization of the related intangibles as such expenses are included in operating expenses.
Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
Net Revenues
     The following table sets forth the net revenues for the three months ended September 30, 2006 (the “third quarter of 2006”) and September 30, 2005 (the “third quarter of 2005”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2006	2005	$ Change	% Change
Net product revenues	$86.2	$79.4	$6.8	8.6%
Net contract revenues	3.8	3.9	(0.1)	(1.8)

Net revenues	$90.0	$83.3	$6.7	8.1%

	Third	Third	Percentage
	Quarter	Quarter	Point
	2006	2005	Change
Acne and acne-related dermatological products	47.3%	32.6%	14.7%
Non-acne dermatological products	45.5	56.2	(10.7)
Non-dermatological products	7.2	11.2	(4.0)

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased approximately $6.7 million, or 8.1%, to $90.0 million during the third quarter of 2006 from $83.3 million during the third quarter of 2005. Core brand revenues, which includes revenues associated with OMNICEF®, RESTYLANE®, SOLODYN™, TRIAZ® and VANOS™, were $82.7 million during the third quarter of 2006, an increase of approximately 15.2%, compared to core brand revenues of $71.8 million for the third quarter of 2005. Core brand revenues for the third quarter of 2005 also included revenues associated with DYNACIN®, LOPROX® and PLEXION®. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues and increased in net revenue dollars by 57.0% during the third quarter of 2006 as compared to the third quarter of 2005, primarily due to sales of SOLODYN™, which was approved by the FDA during the second quarter of 2006, which were partially offset by decreases in sales of DYNACIN®, PLEXION® and TRIAZ® products due to competitive pressures, including generic competition. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues and decreased in net revenue dollars by 12.5% during the third quarter of 2006, as compared to the third quarter of 2005. This change included an increase in sales of RESTYLANE®, offset by a decrease in sales of LOPROX® products due to competitive pressures, including generic competition. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues and decreased in net revenue dollars by 31.0% during the third quarter of 2006 as compared to the third quarter of 2005, primarily due to a decrease in net revenues of AMMONUL®.
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
     The following table sets forth our gross profit for the third quarter of 2006 and 2005, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2006	2005	$Change	% Change
Gross profit	$81.5	$71.2	$10.3	14.4%
% of net revenues	90.5%	85.6%
     The increase in gross profit dollars during the third quarter of 2006, compared to the third quarter of 2005, was due to the increase in our net revenues and gross profit impact of the mix of products sold during the comparable quarters. The increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during the third quarter of 2006 as compared to the third quarter of 2005. The launch of SOLODYN™ during the second quarter of 2006, a higher margin product, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues.

Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the third quarter of 2006 and 2005, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2006	2005	$ Change	% Change
Selling, general and administrative	$53.6	$41.5	$12.1	29.3%
% of net revenues	59.6%	49.8%
Inamed business integration planning costs included in selling, general and administrative	$—	$0.7	$(0.7)	(100.0)%
Share-based compensation expense included in selling, general and administrative	$6.2	$7.2	$(1.0)	(14.0)%
     The increase in selling, general and administrative expenses during the third quarter of 2006 from the third quarter of 2005 was attributable to $5.3 million of increased promotion expense primarily related to the promotion of RESTYLANE®, the launch of SOLODYN™ and pre-launch costs for PERLANE®, $1.8 million related to a loss contingency for a legal matter related to our marketing of LOPROX® to pediatricians (see Part II, Item 1, Legal Proceedings), $2.4 million of increased personnel costs due to increased headcount and the effect of the annual salary increase that occurred during August 2005 the partial-year salary increase that occurred during February 2006, and $4.3 million of other additional selling, general and administrative expenses incurred during the third quarter of 2006, which was partially offset by a $1.0 million decrease in share-based compensation expense and $0.7 million of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed Corporation incurred during the third quarter of 2005. We expect marketing and personnel expenses to continue to be higher than in comparable periods, due to our preparation for the potential launch of PERLANE®, additional promotional costs related to RESTYLANE®, and expansion of our aesthetics sales force.
Impairment of Long-lived Assets
     During the third quarter of 2006, long-lived assets related to certain of our products were determined to be impaired based on our analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $52.6 million related to these long-lived assets. This write-down included the following (in thousands):

Long-lived asset related to LOPROX® products	$49,163
Long-lived asset related to ESOTERICA® products	3,267
Other long-lived asset	156

$52,586

     Factors affecting the future cash flows of the LOPROX® long-lived asset included competitive pressures in the marketplace and the cancellation of the development plan to support future forms of LOPROX®. Factors affecting the future cash flows of the ESOTERICA® long-lived asset included a notice of proposed rulemaking by the FDA for an NDA to be required for continued marketing of hydroquinone products, such as ESOTERICA®. ESOTERICA® is currently an over-the-counter product line, and we do not plan to invest in obtaining an approved NDA for this product line if this proposed rule is made final without change.

Research and Development Expenses
     The following table sets forth our research and development expenses for the third quarter of 2006 and 2005 (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2006	2005	$ Change	% Change
Research and development	$9.0	$5.1	$3.9	77.8%
Share-based compensation expense included in research and development	$0.5	$0.5	$—	—%
     The increase in research and development expenses during the third quarter of 2006 from the third quarter of 2005 was primarily due to costs related to the development of RELOXIN®. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to continue to incur significant research and development expenses related to the development of RELOXIN® each quarter throughout the development process.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the third quarter of 2006 decreased $0.4 million, or 7.2%, to $5.9 million from $6.3 million during the third quarter of 2005. This decrease was primarily due to a decrease in the amount of intangible assets being amortized during the third quarter of 2006 as compared to the third quarter of 2005, due to the write-down of a long-lived asset due to impairment during the three months ended December 31, 2005. This long-lived asset had a cost basis of approximately $15.4 million and was being amortized at a rate of approximately $0.3 million per quarter.
Interest and Investment Income
     Interest and investment income during the third quarter of 2006 increased $3.8 million, or 92.6%, to $7.9 million from $4.1 million during the third quarter of 2005, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the third quarter of 2006.
Interest Expense
     Interest expense during the third quarter of 2006 remained consistent with the third quarter of 2005, at $2.7 million. Our interest expense during the third quarter of 2006 and 2005 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. See Note 10 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the third quarter of 2006 and 2005 (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2006	2005	$ Change	% Change
Income tax (benefit) expense	$(13.7)	$7.4	$(21.1)	(285.0)%
Effective tax rate	(39.8)%	37.2%
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
     Our effective tax rate for the three months ended September 30, 2006 was (39.8)% compared to our effective tax rate of 37.2% for the three months ended September 30, 2005. Generally, the provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, during the three months ended September 30, 2006, the Company’s effective tax rate of (39.8%) differs from the Company’s estimate of the annual effective tax rate due to tax benefits from the impairment of long-lived assets charge being able to offset a greater amount of the non-deductible items.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Net Revenues
     The following table sets forth the net revenues for the nine months ended September 30, 2006 (the “2006 nine months”) and September 30, 2005 (the “2005 nine months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2006 Nine	2005 Nine
	Months	Months	$ Change	% Change
Net product revenues	$237.9	$237.5	$0.4	0.2%
Net contract revenues	12.3	41.5	(29.2)	(70.5)

Net revenues	$250.2	$279.0	$(28.8)	(10.3)%

			Percentage
	2006 Nine	2005 Nine	Point
	Months	Months	Change
Acne and acne-related dermatological products	37.3%	28.3%	9.0%
Non-acne dermatological products	52.7	51.6	1.1
Non-dermatological products	10.0	20.1	(10.1)

Total net revenues	100.0%	100.0%	—

     Our total net revenues decreased during the 2006 nine months, compared to the 2005 nine months, primarily due to a decrease in net contract revenues associated with licensing agreements and authorized generic agreements. Net contract revenues decreased primarily due to a decrease in contract revenues during the 2006 nine months related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Core brand revenues, which are included in net product revenues and includes revenues associated with DYNACIN®, LOPROX®, OMNICEF®, PLEXION®, RESTYLANE®, SOLODYN™, TRIAZ® and VANOS™, were $223.8 million during the 2006 nine months, an increase of approximately 2.8%, compared to core brand revenues of $217.8 million for the 2005 nine months. Net revenues for DYNACIN®, LOPROX® and PLEXION® are included in core brand revenues only through June 30, 2006. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues, and increased in net revenue dollars by 18.2% during the 2006 nine months as compared to the 2005 nine months, primarily due to sales of SOLODYN™, which was approved by the FDA during the second quarter of 2006, which were partially offset by decreases in sales of DYNACIN®, PLEXION® and TRIAZ® products due to competitive pressures, including generic competition. Net revenues associated with our non-acne dermatological products increased as a percentage of net revenues, but decreased in net revenue dollars by 8.3% during the 2006 nine months, primarily due to an increase in sales of RESTYLANE®, which was partially offset by decreases in sales of VANOS™ and LOPROX® products. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net revenue dollars by 55.5% during the 2006 nine months, primarily due to the decrease in ORAPRED® contract revenues discussed above.
Gross Profit
     The following table sets forth our gross profit for the 2006 nine months and the 2005 nine months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2006 Nine	2005 Nine
	Months	Months	$ Change	% Change
Gross profit	$220.1	$238.8	$(18.7)	(7.8)%
% of net revenues	88.0%	85.6%
     The decrease in gross profit dollars during the 2006 nine months, compared to the 2005 nine months, was due to the decrease in our net revenues. The increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during the 2006 nine months as compared to the 2005 nine months. The launch of SOLODYN™ during the second quarter of 2006, a higher margin product, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the 2006 nine months and 2005 nine months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2006 Nine	2005 Nine
	Months	Months	$ Change	% Change
Selling, general and administrative	$155.9	$110.9	$45.0	40.6%
% of net revenues	62.2%	39.8%
Inamed business integration planning costs included in selling, general and administrative	$—	$6.0	$(6.0)	(100.0)%
Share-based compensation expense included in selling, general and administrative	$19.7	$7.4	$12.3	164.2%
     The increase in selling, general and administrative expenses during the 2006 nine months from the 2005 nine months was attributable to approximately $12.3 million of additional share-based compensation expense recognized in accordance with SFAS No. 123R, $9.8 million related to a loss contingency for a legal matter related to our marketing of LOPROX® to pediatricians (see Part II, Item 1, Legal Proceedings), approximately $8.4 million of increased promotional expense, primarily related to the promotion of RESTYLANE®, the launch of SOLODYN™ and pre-launch costs for PERLANE®, $6.2 million of increased personnel costs due to increased headcount and the effect of the annual salary increase that occurred during August 2005 and the partial-year salary increase that occurred during February 2006, $1.8 million related to a settlement of a dispute related to our merger with Ascent, and $12.5 million of other additional selling, general and administrative expenses incurred during the 2006 nine months, which was partially offset by $6.0 million of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed incurred during the 2005 nine months.
Impairment of Long-lived Assets
     During the third quarter of 2006, long-lived assets related to certain of our products were determined to be impaired based on our analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $52.6 million related to these long-lived assets. This write-down included the following (in thousands):

Long-lived asset related to LOPROX® products	$49,163
Long-lived asset related to ESOTERICA® products	3,267
Other long-lived asset	156

$52,586

     Factors affecting the future cash flows of the LOPROX® long-lived asset included competitive pressures in the marketplace and the cancellation of the development plan to support future forms of LOPROX®. Factors affecting the future cash flows of the ESOTERICA® long-lived asset included a notice of proposed rulemaking by the FDA for an NDA to be required for continued marketing of hydroquinone products, such as ESOTERICA®. ESOTERICA® is currently an over-the-counter product line, and we do not plan to invest in obtaining an approved NDA for this product line if this proposed rule is made final without change.
Research and Development Expenses
     The following table sets forth our research and development expenses for the 2006 nine months and 2005 nine months (dollar amounts in millions):

	2006 Nine	2005 Nine
	Months	Months	$ Change	% Change
Research and development	$150.0	$25.6	$124.4	486.0%
Charges included in research and development	$125.2	$8.3	$116.9	1,412.0%
Share-based compensation expense included in research and development	$1.5	$0.5	$1.0	195.8%
     Included in research and development expenses for the 2006 nine months was $125.2 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® and approximately $1.5 million of compensation expense for stock options and restricted stock. Included in research and development expense for the 2005 nine months was approximately $8.3 million related to a research and development collaboration with AAIPharma and approximately $0.5 million of compensation expense for stock options and restricted stock. In addition to these increases in development milestone charges and share-based compensation expense, research and development expenses increased due to costs related to the development of RELOXIN® incurred during the 2006 nine months. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to incur significant research and development expenses related to the development of RELOXIN® each quarter throughout the development process.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the 2006 nine months decreased $0.9 million, or 5.0%, to $17.5 million from $18.4 million during the 2005 nine months. This decrease was primarily due to a decrease in the amount of intangible assets being amortized during the 2006 nine months as compared to the 2005 nine months, due to the write-down of a long-lived asset due to impairment during the three months ended December 31, 2005. This long-lived asset had a cost basis of approximately $15.4 million and was being amortized at a rate of approximately $0.3 million per quarter.
Interest and Investment Income
     Interest and investment income during the 2006 nine months increased $11.7 million, or 111.3%, to $22.2 million from $10.5 million during the 2005 nine months, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the 2006 nine months.

Interest Expense
     Interest expense during the 2006 nine months remained consistent with the 2005 nine months, at $8.0 million. Our interest expense during the 2006 nine months and 2005 nine months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. See Note 10 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the 2006 nine months and 2005 nine months (dollar amounts in millions):

	2006 Nine	2005 Nine
	Months	Months	$ Change	% Change
Income tax (benefit) expense	$(48.0)	$30.2	$(78.2)	(259.1)%
Effective tax rate	(33.9)%	34.9%
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
     Our effective tax rate for the 2006 nine months was (33.9)% compared to our effective tax rate of 34.9% for the 2005 nine months. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate of (33.9%) is consistent with our estimate of the effective tax rate for the full fiscal year of (34%)-(35%). The current estimate of the annual effective tax rate includes a $5.1 million tax benefit recorded during the second quarter of 2006 relating to resolutions of income tax examinations through years ended June 30, 2004. Our current estimate of the annual effective tax rate absent this $5.1 million tax benefit is approximately (30%) – (31%).

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the 2006 nine months and 2005 nine months, and selected balance sheet components as of September 30, 2006 and December 31, 2005 (dollar amounts in millions):

	2006 Nine	2005 Nine
	Months	Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$ (74.7)	$112.6	$(187.3)	(166.4)%
Investing activities	$(269.8)	$110.0	$(379.8)	(345.2)%
Financing activities	$5.2	$(3.8)	$9.0	(235.8)%

	Sept. 30, 2006	Dec. 31, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$578.3	$742.5	$(164.3)	(22.1)%
Working capital	$575.4	$692.5	$(117.0)	(16.9)%
Long-term investments	$65.7	—	$65.7	100.0%
2.5% contingent convertible senior notes due 2032	$169.2	$169.2	$—	—
1.5% contingent convertible senior notes due 2033	$283.9	$283.9	$—	—
Working Capital
     Working capital as of September 30, 2006 and December 31, 2005 consisted of the following (dollar amounts in millions):

	Sept. 30, 2006	Dec. 31, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$578.3	$742.5	$(164.2)	(22.1)%
Accounts receivable, net	21.0	46.7	(25.7)	(55.1)%
Inventories, net	20.1	19.1	1.0	5.3%
Deferred tax assets, net	16.7	12.7	4.0	31.1%
Other current assets	17.5	12.3	5.2	44.0%

Total current assets	653.6	833.3	(179.7)	(21.6)%

Accounts payable	27.6	57.7	(30.1)	(52.2)%
Short-term contract obligation	—	27.4	(27.4)	(100.0)%
Income taxes payable	8.9	31.5	(22.6)	(71.8)%
Other current liabilities	41.7	24.2	17.5	72.5%

Total current liabilities	78.2	140.8	(62.6)	(44.5)%

Working capital	$575.4	$692.5	$(117.1)	(16.9)%

     We had cash, cash equivalents and short-term investments of $578.3 million and working capital of $575.4 million at September 30, 2006, as compared to $742.5 million and $692.5 million, respectively, at December 31, 2005. The decreases were primarily due to payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of RELOXIN®, payment of the $27.4 million contingent payment related to the merger with Ascent, and payments totaling $29.8 million for income taxes during the 2006 nine months. In addition, approximately $65.7 million of our available-for-sale investments have been treated as long-term assets as of September 30, 2006, based on their expected maturities.
     Accounts payable decreased from $57.7 million at December 31, 2005 to $27.6 million at September 30, 2006 primarily due to the payment of $16.7 million of professional fees related to the termination of the proposed merger with Inamed Corporation and a $4.0 million development milestone payment related to a research and development agreement, which were included in accounts payable as of December 31, 2005.
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
Operating Activities
     Net cash used in operating activities during the 2006 nine months was approximately $74.7 million, compared to cash provided by operating activities of approximately $112.6 million during the 2005 nine months. The following is a summary of the primary components of cash (used in) provided by operating activities during the 2006 nine months and 2005 nine months (in millions):

	2006 Nine	2005 Nine
	Months	Months
Payments made to Ipsen related to development of RELOXIN®	$(125.2)	$—
Payment made to AAIPharma related to a research and development collaboration	—	(8.3)
Payment of professional fees related to termination of proposed merger with Inamed	(16.7)	—
Income taxes paid	(29.8)	(15.9)
Other cash provided by operating activities	97.0	136.8

Cash (used in) provided by operating activities	$(74.7)	$112.6

Investing Activities
     Net cash used in investing activities during the 2006 nine months was approximately $269.8 million, compared to net cash provided by investing activities during the 2005 nine months of $110.0 million. The change was primarily due to the net purchases or sales of our short-term investments during the respective nine-month periods. In addition, approximately $27.4 million was paid during the first quarter of 2006 for Contingent Payments related to our 2001 merger with Ascent.
Financing Activities
     Net cash provided by financing activities during the 2006 nine months was $5.2 million, compared to net cash used in financing activities of $3.8 million during the 2005 nine months. Proceeds from the exercise of stock options were $9.2 million during the 2006 nine months compared to $1.0 million during the 2005 nine months. Dividends paid during the 2006 nine months and the 2005 nine months was $4.9 million.
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
     Except for the Old Notes and the New Notes, we have no long-term liabilities and had only $75.7 million of current liabilities at September 30, 2006. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be implementing a new ERP system during 2007 and 2008, which will require financial expenditures to complete.
     We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004 but may be repaid by BioMarin at any time prior to the option purchase date. As of November 8, 2006, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $20.1 million on our common stock. In addition, on September 14, 2006, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on October 31, 2006 to our stockholders of record at the close of business on October 2, 2006. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Line of Credit
     We have a revolving line of credit facility of up to $25.0 million from Wells Fargo Bank, N.A. The facility may be drawn upon by us, at our discretion, and is collateralized by certain short-term investments. Any outstanding balance of the credit facility bears interest at a floating rate of 150 basis points in excess of the 30-day London Interbank Offered Rate and expires in November 2006. The agreement requires us to comply with certain covenants, including covenants relating to our financial condition and results of operation; we are in compliance with such covenants. We have never drawn on this credit facility, and we do not intend to renew this line of credit facility after it expires in November 2006.
Off-Balance Sheet Arrangements
     As of September 30, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
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
     We do not provide any material forms of price protection to our wholesale customers and permit product returns if the product is damaged, or, depending on the customer, if it is returned within six months prior to expiration or up to 12 months after expiration. Our customers consist principally of financially viable wholesalers, and depending on the customer, revenue is recognized based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions.
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
     Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at September 30, 2006. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
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
     Our policy on accounting for costs of strategic collaborations determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. We are required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an ANDA or NDA approval related directly to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. In addition, if we acquire product rights which are in the development phase and to which we have no assurance that the third party will successfully complete its developmental milestones or that the product will gain regulatory approval, we expense such payments.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 157 and its impact, if any, on our consolidated results of operations and financial condition.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of ARTEFILL®, JUVEDERM®, HYLAFORM®, HYLAFORM PLUS® and CAPTIQUE®, competitors to RESTYLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS and LOPROX®

Cream products, and potential generic forms of our LOPROX® Shampoo, LOPROX® Gel, TRIAZ® or PLEXION® products;
•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;
•	changes in the FDA’s position on the safety or effectiveness of our products. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. ESOTERICA® is an over-the-counter product line sold by the Company that contains bleaching products that would be regulated by the proposed rule and if that occurs the Company does not currently intend to invest in obtaining an approved NDA for this product line. This product accounted for $1.5 million in net revenues during the nine months ended September 30, 2006;
•	changes in our product mix;
•	changes in prescription levels and the effect of economic changes in hurricane-effected areas;
•	manufacturing or supply interruptions;
•	importation of other dermal filler products;
•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;
•	the ability to successfully market both new and existing products;
•	difficulties or delays in manufacturing;
•	the ability to compete against generic and other branded products;
•	market acceptance of our products and negative reports and publicity regarding the efficacy, safety or side effects of dermal restorative products;
•	trends toward managed care and health care cost containment;
•	our ability to protect our patents and other intellectual property;
•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;
•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);
•	changes in U.S. generally accepted accounting principles;
•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;
•	access to available and feasible financing on a timely basis;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;
•	the risks and uncertainties associated with obtaining necessary FDA approvals;
•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow; and
•	the impact of acquisitions, divestitures and other significant corporate transactions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2006, there were no material changes to the information previously reported under Item 7A in our Transition Report on Form 10-K/T for the six-month period ended December 31, 2005.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006 and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     During the three months ended September 30, 2006, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act in connection with the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products (“LOPROX®”) to pediatricians during periods prior to our May 2004 disposition of the Company’s pediatric sales division. On or around October 5, 2006 the parties agreed in principle to resolve all federal and state civil claims against the Company for $9.8 million. Accordingly, we have accrued a loss contingency of $9.8 million as of September 30, 2006, related to this matter.
     On or about October 12, 2006, the Company and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute the Company for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against the Company, the Company has agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding off-label marketing and promotion of LOPROX® to pediatricians. No individuals have been designated as targets of the investigation. Any such claims, prosecutions or other proceedings, with respect to our past and present employees and officers, the cost of their defense and fines and penalties resulting therefrom could have a material impact on our reputation, business and financial condition.
     The Company also is engaged in discussions with the Office of Inspector General of the Department of Health and Human Services (“IG”) to resolve any potential administrative claims the IG may have arising out of the government’s investigation into the Company’s marketing and promotion of LOPROX®.
     On October 27, 2005, we filed suit against Upsher-Smith Laboratories, Inc. of Plymouth, Minnesota and against Prasco Laboratories of Cincinnati, Ohio for infringement of Patent No. 6,905,675 entitled “Sulfur Containing Dermatological Compositions and Methods for Reducing Malodors in Dermatological Compositions” covering our sodium sulfacetamide/sulfur technology. This intellectual property is related to our PLEXION® Cleanser product. The suit was filed in the U.S. District Court for the District of Arizona, and seeks an award of damages, as well as a preliminary and a permanent injunction. A hearing on our preliminary injunction motion was heard on March 8 and March 9, 2006. The Court did not grant the preliminary injunction, but the case continues and we are considering pursuing the matter. We have asked the U.S. Patent and Trademark Office to confirm the validity of this patent by way of a re-examination proceeding, which is expected to consider all of the prior art cited by the defendants in opposition to our preliminary injunction motion.
     On June 22, 2006, Medicis and Sanofi-Aventis Deutschland GmbH filed suit against Paddock Laboratories, Inc. of Minneapolis, Minnesota for infringement of United States Patent No. 7,018,656 B2 (the “’656 patent”) entitled “Antimycotic Gel With High Active Substance Release.” Sanofi-Aventis Deutschland GmbH is the owner by assignment of the ‘656 patent. This patent contains one or more claims that cover the composition of LOPROX® Gel (ciclopirox) 0.77%. The suit was filed in the United States District Court for the District of Minnesota, and seeks, inter alia, a permanent injunction prohibiting Paddock Laboratories, Inc. from engaging in any commercial manufacture, use, offer to sell or sale within the United States or importation into the United States, of any drug product that infringes this patent. Paddock’s answer to our June 22, 2006 complaint is due on August 14, 2006, and discovery will begin shortly thereafter.
     In addition to the matters discussed above, we and certain of our subsidiaries are parties to other actions and proceedings incident to our business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. We record contingent liabilities resulting from claims against us when it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In all of the cases noted where we are the defendant, we believe we have meritorious defenses to the claims in these actions and resolution of these matters will not have a material adverse effect on our business, financial condition, or results of operation; however, the results of the proceedings are uncertain, and there can be no assurance to that effect.
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Transition Report on Form 10-K/T for the six month period ended December 31, 2005.

Item 6. Exhibits

Exhibit 12+	Computation of Ratios of Earnings to Fixed Charges

Exhibit 10.1+*	Office Sublease by and between Apex 7720 North Dobson, L.L.C., an Arizona limited liability company, and the Company, dated as of July 26, 2006

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

*	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: November 9, 2006	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Mark A. Prygocki, Sr.
Mark A. Prygocki, Sr.
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)