Form 10-K
period 2006-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2007-03-01
CIK 859368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-18443
MEDICIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1574808

(State of other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8125 North Hayden Road , Scottsdale, Arizona	85258-2463

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (602) 808-8800
Securities registered pursuant to Section 12(b) of the Act:Class A common stock, $0.014 par value

New York Stock Exchange	Preference Share Purchase Rights

(Name of each exchange on which	(Title of each Class)
registered)
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well -known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non -accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting stock held on June 30, 2006 by non-affiliates of the registrant was $798,138,672 based on the closing price of $24.00 per share as reported on the New York Stock Exchange on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of February 23, 2007, there were 55,602,652 outstanding shares of Class A common stock.
Documents incorporated by reference:
Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I
Item 1. Business
Change in Fiscal Year
     Effective December 31, 2005, Medicis Pharmaceutical Corporation (“Medicis”, the “Company”, or as used in the context of “we”, “us” or “our”) changed its fiscal year end from June 30 to December 31. This change was made to align our fiscal year end with other companies within our industry. This Form 10-K is intended to cover the audited calendar year January 1, 2006 to December 31, 2006, which we refer to as “2006.” Comparative financial information to 2006 is provided in this Form 10-K with respect to the calendar year January 1, 2005 to December 31, 2005, which is unaudited and we refer to as “2005.” Additional information is provided with respect to the transition period July 1, 2005 through December 31, 2005 (the “Transition Period”), which is audited. We refer to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005”, and the period beginning July 1, 2003 and ending June 30, 2004 as “fiscal 2004.”
The Company
     Medicis Pharmaceutical Corporation, together with its wholly owned subsidiaries, is a leading independent specialty pharmaceutical company focused primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We believe that the U.S. market for dermatological pharmaceutical sales exceeds $5 billion annually. According to the American Society for Aesthetic Plastic Surgery, a national not-for-profit organization for education and research in cosmetic plastic surgery, nearly 11.5 million surgical and non-surgical cosmetic procedures were performed in the United States during 2005, including approximately 9.3 million non-surgical cosmetic procedures.
     We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate relationships of trust and confidence with the high prescribing dermatologists and podiatrists and the leading plastic surgeons in the United States.
     We offer a broad range of products addressing various conditions or aesthetic improvements, including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). We currently offer 17 branded products. Our primary brands are OMNICEF® (cefdinir), RESTYLANE® (hyaluronic acid), SOLODYN® (minocycline HCl, USP), TRIAZ® (benzoyl peroxide), VANOS™ (fluocinonide) Cream 0.1%, and ZIANA™ (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Many of our primary brands currently enjoy branded market leadership in the segments in which they compete. Because of the significance of these brands to our business, we concentrate our sales and marketing efforts in promoting them to physicians in our target markets. We also sell a number of other products that are considered less critical to our business.
     We develop and obtain marketing and distribution rights to pharmaceutical agents in various stages of development. For example, in 2006, we obtained the rights to develop, distribute and commercialize RELOXIN® in the U.S., Canada and Japan. We have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our product development strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. As a result of our increasing financial strength, we have begun adding long-term projects to our development pipeline. Historically, we have supplemented our research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies.

     Currently, we outsource our entire product manufacturing needs. The underlying cost to us for manufacturing our products is established in our agreements with outside manufacturers. Because of the short-term nature of these agreements, our expenses for manufacturing are not fixed and could change from contract to contract.
     OMNICEF® is a trademark of Fujisawa Pharmaceutical Co. Ltd. and is used under a license from Abbott Laboratories, Inc. (“Abbott”). On April 1, 2005, Fujisawa Pharmaceutical Co. Ltd. merged with Yamanouchi Pharmaceutical Co. Ltd., creating Astelles Pharma, Inc.
Our Products
     We currently market 17 branded products. Our sales and marketing efforts are currently focused on our primary brands. The following chart details certain important features of our primary brands:

Brand	Treatment	U.S. Market Impact
OMNICEF®	A patented oral cephalosporin for skin and skin-structure infections	Better pathogen eradication rates compared to most frequently prescribed antibiotic for this indication
RESTYLANE®	Injectable gel for treatment of moderate to severe facial wrinkles and folds, such as nasolabial folds	The leading worldwide injectable dermal filler
SOLODYN®	Once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 and older	Launched in July 2006 following U.S. Food and Drug Administration (“FDA”) approval on May 8, 2006
TRIAZ®	Topical patented gel and cleanser and patent-pending pad treatments for acne	A leading branded prescription benzoyl peroxide product
VANOS™	Super-high potency topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses in patients 12 years of age or older	Launched in April 2005 following FDA approval on February 11, 2005
ZIANA™	Once daily topical gel treatment for acne vulgaris in patients 12 and older	Approved by the FDA on November 7, 2006. First commercial sales to wholesalers in December 2006 and launched in January 2007
Prescription Pharmaceuticals
     Our principal branded prescription pharmaceutical products are described below:
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
     SOLODYN®, launched to dermatologists in July 2006 after approval by the FDA on May 8, 2006, is the only oral minocycline approved for once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. SOLODYN® is also the only approved minocycline in extended release tablet form. SOLODYN® is lipid soluble, and its mode of action occurs in the skin and sebum. SOLODYN® is not bioequivalent to any other minocycline products, and is in no way interchangeable with other forms of minocycline. SOLODYN® is patented until 2018 by a U.S. patent which covers SOLODYN®‘s unique dissolution rate. Other patents covering SOLODYN® are to be filed or are pending. SOLODYN® is available by prescription in 45mg, 90mg and 135mg extended release tablet dosages.
     TRIAZ®, a topical therapy prescribed for the treatment of numerous forms and varying degrees of acne, is available as a patented gel or cleanser or in a patent-pending pad in three concentrations. TRIAZ® products are manufactured using the active ingredient benzoyl peroxide in a patented vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. We introduced the TRIAZ® brand in fiscal 1996. In July 2003, we launched TRIAZ® Pads, the first benzoyl peroxide pad available in the U.S. indicated for the topical treatment of acne vulgaris. TRIAZ® is protected by a U.S. patent that expires in 2015.
     VANOS™ Cream, launched to dermatologists in April 2005 after approval by the FDA on February 11, 2005, is a super-high potency (Class I) topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses in patients 12 years of age or older. The active ingredient in VANOS™ is fluocinonide 0.1%, and is the only fluocinonide available in the Class I category of topical corticosteroids. Physicians may already be familiar with the fluocinonide 0.05%, the active ingredient in another of our products, the Class II corticosteroid LIDEX®. Two double blind clinical studies have demonstrated the efficacy, safety and tolerability of VANOS™. Its base was formulated to have the cosmetic elegance of a cream, yet behave like an ointment on the skin. In addition, physicians have the flexibility of prescribing VANOS™ either for once or twice daily application. VANOS™ Cream is protected by a U.S. patent that expires in 2021.
     ZIANA™ Gel, which contains clindamycin phosphate 1.2% and tretinoin 0.025%, was approved by the FDA on November 7, 2006. Initial shipments of ZIANA™ to wholesalers began in December 2006, with formal promotional launch to dermatologists occurring in January 2007. ZIANA™ is the first and only combination of clindamycin and tretinoin approved for once daily use for the topical treatment of acne vulgaris in patients 12 years and older. ZIANA™ is also the first and only approved acne product to combine an antibiotic and a retinoid. ZIANA™ is protected by a U.S. patent for both composition of matter and method that expires in 2020. An additional patent covering composition of matter has been placed before the U.S. Patent and Trademark Office to be reissued. Each of these patents cover aspects of the unique vehicle which are used to deliver the active ingredients in ZIANA™. ZIANA™ is available by prescription in 30 gram and 60 gram tubes.
Dermal Restorative Products
     Our principal branded dermal restorative products are described below:
     RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM are injectable, transparent, stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. These products are the only particle-based hyaluronic acid dermal fillers and offer patients a “tissue tailored” result based on their particular skin type volume augmentation needs. In the United States, the FDA regulates these products as medical devices. Medicis offers all four of these products in Canada, and began offering RESTYLANE® in the United States on January 6, 2004. PERLANE®, RESTYLANE FINE LINES TM and SubQTM have not yet been approved by the FDA for use in the United States. We acquired the exclusive U.S. and Canadian rights to these dermal restorative products from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates (collectively “Q-Med”) through license agreements.
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
     On September 26, 2002, we entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product, ZIANA™. Under terms of the agreement, as amended, we made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, a development milestone payment of $2.4 million to Dow during fiscal 2004 and development milestone payments totaling $11.9 million to Dow during the Transition Period. These payments were recorded as charges to research and development expense in the periods in which the milestones were achieved. During the quarter ended December 31, 2006, ZIANA™ was approved by the FDA and, in accordance with the agreement between the parties, we made an additional payment of $1.0 million to Dow for the achievement of this milestone. The $1.0 million payment was recorded as a long-lived asset in our consolidated balance sheets.
     On July 15, 2004, we entered into an exclusive license agreement and other ancillary documents with Q-Med to market, distribute and commercialize in the United States and Canada Q-Med’s product currently known as SubQ TM. Q-Med has the exclusive right to manufacture SubQ TM for Medicis. SubQ TM is currently not approved for use in the United States. Under the terms of the license agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQ TM for approximately $80.0 million, due as follows: approximately $30.0 million paid on July 15, 2004, which was recorded as research and development expense during the first quarter of fiscal 2005; approximately $10.0 million upon successful completion of certain clinical milestones; approximately $20.0 million upon the satisfaction of certain defined regulatory milestones; and approximately $20.0 million upon U.S. launch of SubQ TM. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones. SubQ TM is comprised of the same NASHA TM substance as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES TM with a larger gel particle size and has patent protection until at least 2015 in the United States.
     On December 13, 2004, we entered into an exclusive development and license agreement and other ancillary agreements with Ansata Therapeutics, Inc. (“Ansata”). The development and license agreement granted us the exclusive, worldwide rights to Ansata’s early stage, proprietary antimicrobial peptide technology. In accordance with the development and license agreement, we paid $5.0 million upon signing of the contract, and would have been required to make additional payments for the achievement of certain developmental milestones. In June 2006, the development project was terminated. We have no current or future obligations related to this project. The initial $5.0 million payment was recorded as a charge to research and development expense during the second quarter of fiscal 2005.
     On January 28, 2005, we amended our strategic alliance with AAIPharma, Inc. (“AAIPharma”) previously initiated in June 2002 for the development, commercialization and license of a dermatologic product, SOLODYN®. The consummation of the amendment did not affect the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to us, and provided that AAIPharma would continue to assist us with the development of SOLODYN® on a fee for services basis. We had no financial obligations to pay AAIPharma on the attainment of additional clinical milestones, but we incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005, as part of the amendment and the assumption of all liabilities associated with the project. SOLODYN® was approved by the FDA on May 8, 2006.
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen, whereby Ipsen granted Aesthetica Ltd., our wholly-owned subsidiary, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan. Upon execution of the development and distribution agreement, we made an initial payment to Ipsen in the amount of $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan. We will pay Ipsen an additional $26.5 million upon successful completion of various clinical and regulatory milestones, $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to us for the term of the agreement, which extends to September 2019. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. Under the terms of the agreement, we are responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan.
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
     The initial $90.1 million payment and the $35.1 million obligation was recognized as a charge to research and development expense during 2006.
     On June 19, 2006, we entered into an exclusive start-up development agreement with a company for the development of a dermatologic product. Under terms of the agreement, we made an initial payment of $1.0 million upon execution of the agreement, and are required to pay a milestone payment of $3.0 million upon execution of a Development and License Agreement between the parties. In addition, we will pay approximately $16.0 million upon successful completion of certain clinical milestones and approximately $12.0 million upon the first commercial sales of the product in the U.S. We also will make additional milestone payments upon the achievement of certain commercial milestones. The $1.0 million payment was recognized as a charge to research and development expense during 2006.
     We incurred total research and development costs for all of our sponsored and unreimbursed co-sponsored pharmaceutical projects for 2006, the Transition Period, the corresponding six-month period of 2004, fiscal 2005, fiscal 2004 and fiscal 2003 of $161.3 million, $22.4 million, $45.1 million, $65.7 million and $16.5 million, respectively. Research and development costs for 2006 include $125.2 million paid to Ipsen pursuant to the RELOXIN® development agreements and $1.0 million paid pursuant to the agreement discussed above. Research and development costs for the Transition Period include $11.9 million paid to Dow pursuant to the development agreement. Research and development costs for the corresponding six-month period of 2004 include $30.0 million related to our license agreement with Q-Med related to the SubQTM product, and $5.0 million related to our development and license agreement with Ansata. Research and development costs for fiscal 2005 include $30.0 million related to our license agreement with Q-Med related to the SubQTM product, $5.0 million related to our development and license agreement with Ansata, and $8.3 million related to our research and development collaboration with AAIPharma. Research and development costs for fiscal 2004 include $2.4 million paid to Dow pursuant to the development agreement.
Sales and Marketing
     Our combined dedicated sales force, consisting of 167 employees as of December 31, 2006, focuses on high patient volume dermatologists, plastic surgeons and podiatrists. Since a relatively small number of physicians are responsible for writing a majority of dermatological and podiatric prescriptions and performing dermal aesthetic procedures, we believe that the size of our sales force, including its currently ongoing expansion, is appropriate to reach our target physicians. Our therapeutic dermatology and podiatric sales forces consist of 95 employees who regularly call on approximately 9,600 dermatologists and 1,100 podiatrists. Our dermal aesthetic sales force consists of 72 employees who regularly call on leading plastic surgeons, facial plastic surgeons, dermatologists and dermatologic surgeons. We also have seven national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations.
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
     We believe we have created an attractive incentive program for our sales force that is based upon goals in prescription growth, market share achievement and customer service.

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
Customers
     Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”) and other major drug chains. During 2006, the Transition Period, the comparable six-month period in 2004, fiscal 2005 and fiscal 2004, these customers accounted for the following portions of our net revenues:

			Comparable
			Six-Month
		Transition	Period
	2006	Period	in 2004	Fiscal 2005	Fiscal 2004
McKesson	56.8%	54.9%	50.8%	51.2%	36.9%
Cardinal	19.3%	18.9%	19.7%	21.8%	23.8%
     McKesson is our sole distributor of our RESTYLANE® products in the United States and Canada. RESTYLANE® was our highest-selling product during 2006, the Transition Period and fiscal 2005.
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
Manufacturing
     We currently outsource all of our manufacturing needs, and we are required by the FDA to contract only with manufacturers who comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. Typically our manufacturing contracts are short-term. We review our manufacturing arrangements on a regular basis and assess the viability of alternative manufacturers if our current manufacturers are unable to fulfill our needs. If any of our manufacturing partners are unable to perform their obligations under our manufacturing agreements or if any of our manufacturing agreements are terminated, we may experience a disruption in the manufacturing of the applicable product which would adversely affect our results of operations.
     Our TRIAZ® and ZIANA™ branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that automatically renews on an annual basis, unless terminated by either party.
     Our OMNICEF® branded product, which we promote through a license agreement with Abbott, is manufactured, warehoused and distributed by Abbott. The license agreement expires in 2013.
     Our RESTYLANE® branded products in the U.S. and Canada are manufactured by Q-Med pursuant to a long-term supply agreement that expires no earlier than 2013.

     Our SOLODYN® branded product is manufactured by AAIPharma pursuant to a long-term supply agreement that expires in 2010, unless extended by mutual agreement. We are also in the process of qualifying an alternative manufacturing facility for SOLODYN®.
     Our VANOS™ branded product is manufactured by Patheon under a supply agreement that automatically renews on an annual basis, unless terminated by either party.
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
     We have obtained and licensed a number of patents covering key aspects of our products, including a U.S. patent expiring in October 2015 covering various formulations of TRIAZ®, a U.S. patent expiring in October of 2015 covering RESTYLANE®, a U.S. patent expiring in February of 2018 covering SOLODYN® tablets, five U.S. patents expiring in June and August of 2020 covering the PLEXION® cleanser formulation and the PLEXION® TS (topical suspension) and PLEXION® SCT formulations, two U.S. patents expiring in February of 2015 and August of 2020 covering ZIANATM Gel, and a U.S. patent expiring in December 2021 covering VANOSTM Cream. We have patent applications pending relating to SOLODYN®, ZIANA™ Gel and our LOPROX® Shampoo formulation. We are also pursuing several other U.S. and foreign patent applications.
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
Competition
     The pharmaceutical and dermal aesthetics industries are characterized by intense competition, rapid product development and technological change. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we offer. As a result, competition is intense among manufacturers of prescription pharmaceuticals and dermal injection products, such as for our primary brands.
     Many of our competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists and podiatrists and administered by plastic surgeons and aesthetic dermatologists. In addition to product development, testing, approval and marketing, industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information are other competitive factors affecting the pharmaceutical industry.
     The largest competitors for our prescription dermatological products include Allergan, Galderma, Johnson & Johnson, Sanofi-Aventis, Stiefel Laboratories, Warner Chilcott and others. Several of our primary prescription brands compete or may compete in the near future with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers, third-party payors and pharmacies seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers.
     Our facial aesthetics products compete against Allergan and others. On June 5, 2006, Allergan announced that the FDA had approved its dermal filler product JuvédermTM. Allergan is a larger company than Medicis, and has greater financial, marketing, sales and technical resources than those available to us. Other dermal filler products, such as Artes Medical’s Artefill®, BioForm Medical’s Radiesse®, and a cosmetic tissue augmentation product developed by Anika Therapeutics, Inc. have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and, if approved, the companies producing such products could charge less to doctors for their products.
Government Regulation
     The manufacture and sale of biological products, drugs and medical devices are subject to regulation principally by the FDA, but also by other federal agencies and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”), the FDA and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetics Act and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products.
     Our RESTYLANE® dermal filler product is a medical device intended for human use and is subject to regulation by the FDA in the United States. Unless an exemption applies, each medical device in the U.S. must have a Premarket Approval Application (“PMA”) in accordance with the Federal Food, Drug, and Cosmetic Act, as amended, or a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market). RESTYLANE® and non-collagen dermal fillers are subject to PMA regulations that require premarket review of clinical data on safety and effectiveness. FDA device regulations for PMAs generally require reasonable assurance of safety and effectiveness prior to marketing, including safety and efficacy data obtained under clinical protocols approved under an Investigational Device Exemption (“IDE”) and the manufacturing of the device requires compliance with “quality systems regulations” (“QSRs”), as verified by detailed FDA investigations of manufacturing facilities. These regulations also require post-approval reporting of alleged product defects, recalls and certain adverse experiences to the FDA. Generally, FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, QSRs and other general requirements that are also applicable to all classes of medical devices but, at least currently, most are not subject to pre-market review. Class II devices are subject to special controls in addition to general controls and generally require the submission of a premarket notification (501(k) clearance) before marketing is permitted. Class III devices are subject to the most comprehensive regulation and in most cases, other than those remain grandfathered based on clinical use before 1976, require submission to the FDA of a PMA application that includes biocompatibility, manufacturing and clinical data supporting the safety and effectiveness of the device as well as compliance with the same provisions applicable to all medical devices such as QSRs. Annual reports must be submitted to the FDA, as well as descriptions of certain adverse events that are reported to the sponsor within specified timeframes of receipt of such reports. RESTYLANE® is regulated as a Class III PMA-required medical device. RESTYLANE® has been approved by the FDA under a PMA.
     In general, products falling within the FDA’s definition of “new drugs” require premarket approval by the FDA. Products falling within the FDA’s definition of “cosmetics” or of “drugs” (if they are not also “new drugs”) and that are generally recognized as “safe and effective” do not require premarketing clearance although all drugs must comply with a host of post-market regulations, including manufacture under cGMP and adverse experience reporting. The steps required before a “new drug” may be marketed, shipped or sold in the United States include (i) preclinical laboratory and animal testing of pharmacology and toxicology; (ii) manufacture under cGMP; (iii) submission to the FDA of an Investigational New Drug (or “IND”) application, which must become effective before clinical trials may commence; (iv) at least two adequate and well-controlled clinical trials to establish the safety and efficacy of the drug (for some applications, the FDA may accept one large clinical trial) beyond those human clinical trials necessary to establish a safe dose and to identify the human absorption, distribution, metabolism and excretion of the active ingredient as applicable; (v) submission to the FDA of a New Drug Application (or “NDA”); and (vi) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment must be registered with, and approved through a pre-approval application (PAI) by, the FDA.
     New drugs may also be approved by the agency pursuant to an ANDA for generic drugs if the same active ingredient has previously been approved by the agency and the original sponsor of the NDA no longer has patent protection or statutory marketing exclusivity. Approval of an ANDA does not generally require the submission of clinical data on the safety and effectiveness of the drug product if in an oral or parental dosage form. Clinical studies may be required for certain topical ANDAs. However, even if no clinical studies are required, the applicant must provide dissolution and/or metabolic studies to show that the active ingredient in an oral generic drug sponsor’s application is comparably available to the patent as the original product in the NDA upon which the ANDA is based.
     Preclinical or biocompatibility testing is generally conducted on laboratory animals to evaluate the potential safety and toxicity of a drug. The results of these studies are submitted to the FDA as a part of an IND or IDE application, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation of new drugs involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the relationship of safety to dose, and the pattern of drug distribution and metabolism. In Phase II, one or more clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy and expanded evidence of safety and to determine the degree of effect, if any, as compared to the current treatment regimen. In Phase III, at least two large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient confirmatory data to support the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.
     FDA approval is required before a ‘new drug’ product may be marketed in the United States. However, many historically over-the-counter (“OTC”) drugs are exempt from the FDA’s premarket approval requirements. In

1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of all active ingredients and associated labeling (“OTC drugs”) that were proven to be in the market before enactment of the Drug Amendments of 1962. Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. Before issuance of a final OTC drug monograph as a federal regulation, OTC drugs are classified by the FDA in one of three categories: Category I ingredients and labeling which are deemed “safe and effective for over-the-counter use;” Category II ingredients and labeling which are deemed “not generally recognized as safe and effective for over-the-counter use;” and Category III ingredients and labeling which are deemed “possibly safe and effective with studies ongoing.” Based upon the results of these ongoing studies and pursuant to a court order, the FDA is required to reclassify all Category III ingredients as either Category I or Category II before issuance of a final monograph through notice and comment rule-making. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. Stated differently, the FDA generally permits continued marketing only of any Category I products and those Category III products that are “safe but unknown efficacy” products during the pendency of a final monograph. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are also and separately subject to various FDA regulations concerning, for example, cGMP, general and specific OTC labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.
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
Employees
     At December 31, 2006, we had 391 full-time employees. No employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.
Available Information
     We make available free of charge on or through our Internet website, www.medicis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available free of charge on or through our website our Business Code of Conduct and Ethics, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. The information contained on our website is not intended to be incorporated into this annual report on Form 10-K.
Item 1A. Risk Factors
     Our statements in this report, other reports that we file with the Securities and Exchange Commission (“SEC”), our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. These forward-looking statements reflect the current views of senior management with respect to future events and financial performance. No assurances can be given, however, that these activities, events or developments will occur or that such results will be achieved, and actual results may vary materially from those anticipated in any forward-looking statement. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.
     We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows.
Risks Related To Our Business
We derive a majority of our sales from our primary products, and any factor adversely affecting sales of these products would harm our business, financial condition and results of operations.
     We believe that the prescription volume of our primary prescription products, in particular, SOLODYN®, and sales of our dermal aesthetic product, RESTYLANE®, will continue to constitute a significant portion of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. On June 5, 2006, Allergan announced that the FDA had approved its JuvédermTM dermal filler family of products. Allergan began marketing these products in January 2007. Other dermal filler products, such as Artefill®, Radiesse®, and a cosmetic tissue augmentation product developed by Anika Therapeutics, Inc. have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and, if approved, the companies producing such products could charge less to doctors for their products. Many of our primary prescription products may be subject to generic competition in the near future. Each of our primary products could be rendered obsolete or uneconomical by competitive changes, including generic competition.
     Sales related to our primary prescription products and RESTYLANE® could also be adversely affected by other factors, including:
•	manufacturing or supply interruptions;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our primary products, including the introduction of new products into the marketplace;

•	generic competition;

•	marketing or pricing actions by one or more of our competitors;

•	regulatory action by the FDA and other government regulatory agencies;

•	importation of other dermal fillers;

•	changes in the prescribing or procedural practices of dermatologists, plastic surgeons and/or podiatrists;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies;

•	product liability claims;

•	the outcome of disputes relating to trademarks, patents, license agreements and other rights;

•	changes in state and federal law that adversely affect our ability to market our products to dermatologists, plastic surgeons and/or podiatrists; and

•	restrictions on travel affecting the ability of our sales force to market to prescribing physicians and plastic surgeons in person.

Our operating results and financial condition may fluctuate.
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:
•	development of new competitive products or generics by others;

•	the timing and receipt of FDA approvals or lack of approvals;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	changes in prescription levels and the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with the possible mutation of the avian form of influenza from birds or other animal species to humans, current human morbidity, and mortality levels persist following such potential mutation;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	seasonality of demand for our products;

•	our level of research and development activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations.
     As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance. The above factors may cause our operating results to fluctuate and adversely affect our financial condition and results of operations.

We will be unable to meet our anticipated development and commercialization timelines if clinical trials for our products are unsuccessful, delayed, or additional information is required by the FDA.
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
     Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:
•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected patient recruitment;

•	failure of Medicis, investigators, or other contractors to strictly adhere to federal regulations governing the conduct and data collection procedures involved in clinical trials;

•	development of issues that might delay or impede performance by a contractor;

•	errors in clinical documentation or at the clinical locations;

•	government or regulatory delays; and

•	unanticipated requests from the FDA for new or additional information.
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
If we are unable to secure and protect our intellectual property and proprietary rights, or if our intellectual property rights are found to infringe upon the intellectual property rights of other parties, our business could suffer.
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
     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in developing and manufacturing many of our primary products. It is our policy to require all of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking or disclosing our proprietary information and technology. Nevertheless, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.
If Q-Med is unable to protect its intellectual property and proprietary rights with respect to our dermal filler products, our business could suffer.
     RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM currently have patent protection in the United States until 2015, and the exclusivity period of the license granted to us by Q-Med will terminate on the later of (i) the expiration of the last patent covering the products or (ii) upon the licensed know-how becoming publicly known. If the validity or enforceability of these patents is successfully challenged, the cost to us could be significant and our business may be harmed. For example, if any such challenges are successful, Q-Med may be unable to supply products to us. As a result, we may be unable to market, distribute and commercialize the products or it may no longer be profitable for us to do so.
We may not be able to collect all scheduled license payments from BioMarin.
     As part of our asset purchase agreement, license agreement and securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 8 to our consolidated financial statements, BioMarin will make license payments to us of $1.75 million per quarter for the six quarters beginning in January 2007 and $1.5 million per quarter for the subsequent four quarters beginning in July 2008. While we did receive all scheduled quarterly license payments during 2006, the Transition Period and during the fiscal year ending June 30, 2005, we cannot give any assurances as to BioMarin’s continuing ability to make payments to us. Currently, our revenue recognition of these payments is on a cash basis. In addition, we cannot give any assurances as to BioMarin’s ability to make the $70.6 million payment to us in 2009 for the purchase of all of the outstanding shares of Ascent Pediatrics. If BioMarin defaults on its obligations to make the required payments, we may be forced to incur indebtedness or otherwise reallocate our financial resources to cover the loss of these expected cash payments.

We depend upon our key personnel and our ability to attract, train, and retain employees.
     Our success depends significantly on the continued individual and collective contributions of our senior management team, and Jonah Shacknai, our Chairman and Chief Executive Officer, in particular. While we have entered into employment agreements with many members of our senior management team, the loss of the services of any member of our senior management for any reason or the inability to hire and retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. In addition, our future success depends on our ability to hire, train and retain skilled employees. Competition for these employees is intense.
Our continued growth depends upon our ability to develop new products.
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
We may acquire companies in the future and these acquisitions could disrupt our business. In addition, we may not obtain the benefits that the acquisitions were intended to create.
     As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies acquired, some of which may result in significant charges to earnings. If we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the combined businesses.
We may not be able to identify and acquire products, technologies and businesses on acceptable terms, if at all, which may constrain our growth.
     Our strategy for continued growth includes the acquisition of products, technologies and businesses. These acquisitions could involve acquiring other pharmaceutical companies’ assets, products or technologies. In addition, we may seek to obtain licenses or other rights to develop, manufacture and distribute products. We cannot be certain that we will be able to identify suitable acquisition or licensing candidates, if they will be accretive in the near future, or if any will be available on acceptable terms. Other pharmaceutical companies, with greater financial, marketing and sales resources than we have, have also tried to grow through similar acquisition and licensing strategies. Because of their greater resources, our competitors may be able to offer better terms for an acquisition or license than we can offer, or they may be able to demonstrate a greater ability to market licensed products. In addition, even if we identify potential acquisitions and enter into definitive agreements relating to such acquisitions, we may not be able to consummate planned acquisitions on the terms originally agreed upon or at all. For example, on March 20, 2005, we entered into an agreement and plan of merger with Inamed, pursuant to which we agreed to acquire Inamed. On December 13, 2005, we entered into a merger termination agreement with Inamed following Allergan Inc.’s exchange offer for all outstanding shares of Inamed, which was commenced on November 21, 2005.
Our success depends on our ability to manage our growth.
     We have experienced a period of rapid growth from both acquisitions and internal expansion of our operations. This growth has placed significant demands on our human and financial resources. We must continue to improve our operational, financial and management information controls and systems and effectively motivate, train and manage our employees to properly manage this growth. Even if these steps are taken, we cannot be sure that our acquisitions will be integrated successfully into our business operations. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create. In addition, if we do not manage this growth effectively, maintain the quality of our products despite the demands on our resources and retain key personnel, our business could be harmed.
Implementation of our new enterprise resource planning system could cause business interruptions and negatively affect our profitability and cash flows.
     During 2007, we will be developing and will begin implementing a new enterprise resource planning (“ERP”) system to help us integrate and improve the financial and operational aspects of our business. The design and implementation of an ERP system involves risks such as cost overruns, project delays and business interruption. A significant amount of our resources will be committed to the ERP project, and we may experience challenges in designing and implementing the new ERP system that could adversely affect our operations and our ability to timely and accurately process and report key components of our financial position. If we experience a material business interruption as a result of our design and implementation of our new ERP system, it could have a material adverse effect on our business, results of operations and cash flows.
We depend on licenses from others, and any loss of such licenses could harm our business, market share and profitability.
     We have acquired the rights to manufacture, use and market certain products, including certain of our primary products. We also expect to continue to obtain licenses for other products and technologies in the future.

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
We depend on a limited number of customers, and if we lose any of them, our business could be harmed.
     Our customers include some of the United States’ leading wholesale pharmaceutical distributors, such as Cardinal, McKesson, and major drug chains. During 2006, McKesson and Cardinal accounted for 56.8% and 19.3%, respectively, of our net revenues. During the Transition Period, McKesson and Cardinal accounted for 54.9% and 18.9%, respectively, of our net revenues. During fiscal 2005, McKesson and Cardinal accounted for 51.2%, and 21.8%, respectively, of our net revenues. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers. McKesson is our sole distributor of our RESTYLANE® products in the United States and Canada.
The consolidation of drug wholesalers could increase competition and pricing pressures throughout the pharmaceutical industry.
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
We rely on others to manufacture our products.
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
     In addition, we rely on outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis. Loss of a supplier or any difficulties that arise in the supply chain could significantly affect our inventories and supply of products available for sale. We do not have alternative sources of supply for all of our products. If a primary supplier of any of our primary products is unable to fulfill our requirements for any reason, it could reduce our sales, margins and market share, as well as harm our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our revenues and market share could decrease and, correspondingly, our profitability could decrease.
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
We and our third-party manufacturers rely on a limited number of suppliers of the raw materials of our products. A disruption in supply of raw material would be disruptive to our inventory supply.
     We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source and others may become available from only one source. We try to maintain inventory levels that are no greater than necessary to meet our current projections, which could have the affect of exacerbating supply problems. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues. In addition, any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products, which would adversely affect our financial condition and results of operations.
We could experience difficulties in obtaining supplies of RESTYLANE ® ,PERLANE ® , RESTYLANE FINE LINES TM and SubQTM.
     The manufacturing process to create bulk non-animal stabilized hyaluronic acid necessary to produce RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM products is technically complex and requires significant lead-time. Any failure by us to accurately forecast demand for finished product could result in an interruption in the supply of RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM products and a resulting decrease in sales of the products.
     We depend exclusively on Q-Med for our supply of RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM products. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a long-term license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale.
Supply interruptions may disrupt our inventory levels and the availability of our products.
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
     We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 75% of our gross revenues are derived from two major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers by using historical prescription information, historical purchase patterns, and limited inventory level information by product type, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of our products.
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
     We cannot control or influence greatly the purchasing patterns of our wholesale and retail drug chain customers. They are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel. Any decision made by management to reduce wholesale inventory levels will decrease our product revenue.
Fluctuations in demand for our products create inventory maintenance uncertainties.
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

We selectively outsource certain non-sales and non-marketing services, and cannot assure you that we will be able to obtain adequate supplies of such services on acceptable terms.
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
Importation of products from Canada and other countries into the United States may lower the prices we receive for our products.
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
If we become subject to product liability claims, our earnings and financial condition could suffer.
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
Rising insurance costs could negatively impact profitability.
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
If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.
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
RESTYLANE ® is a consumer product and as such, it is susceptible to changes in popular trends and applicable laws, which could adversely affect sales or product margins of RESTYLANE®.
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
We may not be able to repurchase the Old Notes and New Notes when required.
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
Our publicly-filed reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us, and have a material adverse impact on the trading price of our common stock.
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
Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
     We are subject to income taxes in both the U.S. and other foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in or interpretations of tax laws including pending tax law changes (such as the research and development credit), changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.
Risks Related to Our Industry
The growth of managed care organizations, other third-party reimbursement policies, state regulatory agencies and retailer fulfillment policies may harm our pricing, which may reduce our market share and margins.
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
We are subject to extensive governmental regulation.
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
     Before marketing any drug that is considered a “new drug” by the FDA, the FDA must provide its approval of the product. All products which are considered drugs which are not “new drugs” and that generally are recognized by the FDA as safe and effective for use do not require the FDA’s approval. We believe that some of our products, as they are promoted and intended for use, are exempt from treatment as “new drugs” and are not subject to approval by the FDA. The FDA, however, could take a contrary position, and we could be required to seek FDA approval of those products and the marketing of those products. We could also be required to withdraw those products from the market. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. The FDA has issued a Guidance document entitled “Marketed Unapproved Drugs — Compliance Policy Guide.” During a public workshop on January 9, 2007 concerning this Guidance, the FDA was reported to have stated the intention to accelerate its evaluation of such products. ESOTERICA® is an over-the-counter product line that we sell that contains bleaching products that would be regulated by the proposed rule and if that occurs we do not currently intend to invest in obtaining an approved NDA for this product line. This product accounted for approximately $2.0 million in net revenues during 2006.

     Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities. See Item 3. Legal Proceedings of this Form 10-K.
If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.
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
     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act in connection with the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to our May 2004 disposition of our pediatric sales division. On or around October 5, 2006, the parties agreed in principle to resolve all federal and state civil claims against us for approximately $9.8 million. As of December 31, 2006, we have accrued a loss contingency of $10.2 million for this matter in connection with the possibility of additional expenses related to the settlement amount. On or about October 12, 2006, the Company and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute the Company for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we have agreed to continue cooperating with the government in its ongoing investigation into whether our past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. No individuals have been designated as targets of the investigation. Any such claims, prosecutions or other proceedings, with respect to our past and present employees and officers, the cost of their defense and fines and penalties resulting therefrom could have a material impact on our reputation, business and financial condition. The Company also is engaged in discussions with the Office of Inspector General of the Department of Health and Human Services (“IG”) to resolve any potential administrative claims the IG may have arising out of the government’s investigation into the Company’s marketing and promotion of LOPROX®. See Item 3. Legal Proceedings of this Form 10-K

Obtaining FDA and other regulatory approvals is time consuming, expensive and uncertain.
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
We face significant competition within our industry.
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

     Our competitors vary depending upon product categories. Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Among our largest competitors are Allergan, Galderma, Johnson & Johnson, Sanofi-Aventis, Stiefel Laboratories, Warner Chilcott and others.
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
Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of 2006 and that remain unresolved.
Item 2. Properties
     Our office space in Scottsdale, Arizona has approximately 75,000 square feet under an amended lease agreement that expires in December 2010. The average annual expense under the amended lease agreement is approximately $2.1 million. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each.
     During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. Occupancy of the new headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, is expected to occur in 2008. The term of the lease is twelve years.
     During October 2006, we executed an interim lease agreement for additional headquarter office space to accommodate our current needs and future growth. Approximately 21,000 square feet of office space is being leased for a period of three years. Occupancy of the additional headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, is expected to occur in 2007.
     Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement that expires in February 2008.
     Rent expense was approximately $2.2 million, $1.2 million, $1.1 million, $2.3 million and $2.1 million for 2006, the Transition Period, the comparable six-month period in 2004, fiscal 2005 and fiscal 2004, respectively.

Item 3. Legal Proceedings
     The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act in connection with the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to our May 2004 disposition of our pediatric sales division. On or around October 5, 2006 the parties agreed in principle to resolve all federal and state civil claims against us for $9.8 million. As of December 31, 2006, we have accrued a loss contingency of $10.2 million for this matter in connection with the possibility of additional expenses related to the settlement amount.
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we have agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. No individuals have been designated as targets of the investigation. Any such claims, prosecutions or other proceedings, with respect to our past and present employees and officers, the cost of their defense and fines and penalties resulting therefrom could have a material impact on our reputation, business and financial condition.
     We are also engaged in discussions with the Office of Inspector General of the Department of Health and Human Services (“IG”) to resolve any potential administrative claims the IG may have arising out of the government’s investigation into the Company’s marketing and promotion of LOPROX®.
     On October 27, 2005, we filed suit against Upsher-Smith Laboratories, Inc. of Plymouth, Minnesota and against Prasco Laboratories of Cincinnati, Ohio for infringement of Patent No. 6,905,675 entitled “Sulfur Containing Dermatological Compositions and Methods for Reducing Malodors in Dermatological Compositions” covering our sodium sulfacetamide/sulfur technology. This intellectual property is related to our PLEXION® Cleanser product. The suit was filed in the U.S. District Court for the District of Arizona, and seeks an award of damages, as well as a preliminary and a permanent injunction. A hearing on our preliminary injunction motion was heard on March 8 and March 9, 2006. On May 2, 2006, an order denying the motion for a preliminary injunction was received by Medicis. The Court has entered an order staying this case until the conclusion of a patent reexamination request submitted by Medicis.
     On June 22, 2006, Medicis and Aventis-Sanofi (the manufacturer of LOPROX® Gel), filed a complaint in the U.S. District Court for the District of Minnesota against Paddock Laboratories, asserting that Paddock's proposed generic version of Medicis’ LOPROX® Gel product will infringe one or more claims of one of the Company’s patents on LOPROX® Gel. Paddock filed an answer and counterclaims and later amended these filings, denying infringement and seeking fees and costs. On December 7, 2006, plaintiffs served Paddock with a covenant not to sue for infringement of the ‘656 patent based on the products that are the subject of Paddock’s current ANDA, and filed their reply to Paddock’s counterclaims, which included a denial of Paddock’s allegations that the ’337 patent claims are invalid, unenforceable and not infringed. On January 26, 2007, the Court entered a stipulated Amended Pretrial Scheduling Order, extending all pre-trial and discovery dates in the case by 30 days to allow the parties to engage in discussions.

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

			DIVIDENDS
	HIGH	LOW	DECLARED
FISCAL YEAR ENDED DECEMBER 31, 2006
First Quarter	$34.40	$28.20	$0.03
Second Quarter	34.90	23.54	0.03
Third Quarter	32.46	22.57	0.03
Fourth Quarter	40.31	32.08	0.03

TRANSITION PERIOD
Three Months Ended September 30, 2005	$35.45	$31.08	$0.03
Three Months Ended December 31, 2005	35.16	26.30	0.03

FISCAL YEAR ENDED JUNE 30, 2005
First Quarter	$40.65	$32.85	$0.03
Second Quarter	41.00	34.64	0.03
Third Quarter	37.67	28.69	0.03
Fourth Quarter	31.97	26.80	0.03
     On February 23, 2007, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $37.81 per share. As of such date, there were approximately 201 holders of record of Class A common stock.

Dividend Policy
      We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $21.8 million on our common stock. In addition, on December 14, 2006, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2007 to our stockholders of record at the close of business on January 2, 2007. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
     Our 1.5% Contingent Convertible Senior Notes due 2033 require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.
Recent Sales of Unregistered Securities
     None.
Equity Compensation Plan Information
     Information required to be included about our equity compensation plan is incorporated by reference to the material under the caption “Equity Compensation Plan Information” in the proxy statement for our 2007 annual meeting of stockholders.

Item 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for the year ended December 31, 2006 and 2005, the Transition Period, and the corresponding six-month period in 2004. The data for December 31, 2006 and the Transition Period is derived from our audited consolidated financial statements and accompanying notes, while the data for the year ended December 31, 2005 and the six-month period ended December 31, 2004 is derived from our unaudited consolidated financial statements. The comparability of the periods presented is impacted by certain product rights and business acquisitions and dispositions. Gross profit does not include amortization of our intangible assets.

	Year	Year				Six Months
	Ended	Ended		Transition		Ended
	Dec. 31, 2006	Dec. 31, 2005		Period		Dec. 31, 2004
	(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$333,625	$313,684		$155,569		$146,999
Net contract revenues	15,617	46,002		8,385		34,168

Net revenues	349,242	359,686		163,954		181,167
Gross profit (a)	307,501	307,398		139,843		153,897
Operating expenses:
Selling, general and administrative	206,822 (b)	149,607	(d)	80,189	(g)	65,736	(i)
Impairment of long-lived assets	52,586	9,171		9,171		—
Research and development	161,837 (c)	42,903	(e)	22,367	(h)	45,140	(j)
Depreciation and amortization	23,048	24,548		12,420		10,222

Total operating expenses	444,293	226,229		124,147		121,098

Operating (loss) income	(136,792)	81,169		15,696		32,799
Other:
Other income, net	—	59,801	(f)	59,801	(f)	—
Net interest income (expense)	20,147	5,804		4,726		(248)
Income tax benefit (expense)	40,796	(53,288)		(30,502)		(11,328)

Net (loss) income	$(75,849)	$93,486		$49,721		$21,223

Basic net (loss) income per share	$(1.39)	$1.72		$0.92		$0.38

Diluted net (loss) income per share	$(1.39)	$1.44	(k)	$0.76		$0.34

Cash dividend declared per common share	$0.12	$0.12		$0.06		$0.06

Basic common shares outstanding	54,688	54,290		54,323		55,972

Diluted common shares outstanding	54,688	69,558	(k)	69,772		72,160

(a)	Amounts exclude $20.0 million, $21.6 million, $10.9 million and $8.9 million of amortization expense related to acquired intangible assets for the year ended December 31, 2006 and 2005, the Transition Period, and the six months ended December 31, 2004, respectively.

(b)	Includes approximately $24.5 million of compensation expense related to stock options and restricted stock, $10.2 million related to a loss contingency for a legal matter and $1.8 million related to a settlement of a dispute related to our merger with Ascent.

(c)	Includes approximately $125.2 million paid to Ipsen related to the RELOXIN® development and distribution agreement and approximately $1.6 million of compensation expense related to stock options and restricted stock.

(d)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $6.0 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended June 30, 2005 and three months ended September 30, 2005.

(e)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(f)	Represents a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a termination fee paid to an investment banker and the expensing of accumulated transactions costs of $27.0 million, and integration costs incurred during the three months ended December 31, 2005 of $3.7 million.

(g)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $0.7 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended September 30, 2005.

(h)	Includes approximately $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(i)	Includes approximately $1.3 million of professional fees related to research and development collaborations with Ansata and Q-Med.

(j)	Includes $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQTM.

(k)	Diluted net income per common share for the unaudited year ended December 31, 2005 was calculated by using the average of the periodic diluted common shares outstanding during the year. For the period from January 1, 2005 to June 30, 2005, diluted common shares outstanding was calculated using APB Opinion No. 25, while for the period from July 1, 2005 to December 31, 2005, diluted common shares outstanding was calculated using SFAS 123R. The Company adopted SFAS No. 123R effective July 1, 2005.

     The cash flow data for the year ended December 31, 2005 and the six months ended December 31, 2004, is unaudited.

	December 31,
	2006		2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$554,261	(a)	$742,532
Working capital	550,022		692,453
Long-term investments	130,290		—
Total assets	1,069,286		1,145,954
Long-term debt	453,065		453,065
Stockholders’ equity	509,559		543,487

					Six Months
	Year Ended		Year Ended	Transition	Ended
	Dec. 31, 2006		Dec. 31, 2005	Period	Dec. 31, 2004
	(in thousands)
Cash Flow Data:
Net cash (used in) provided by operating activities	$(40,963	)(b)	$232,506 (c)	$147,990 (c)	$45,465
Net cash (used in) provided by investing activities	(216,915)		187,994	123,665	76,158
Net cash provided by (used in) by financing activities	14,278		(5,137)	(2,792)	(137,447)

(a)	Decrease in cash, cash equivalents and short-term investments from December 31, 2005 to December 31, 2006 primarily due to payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of RELOXIN®, payment of the $27.4 million contingent payment related to the merger with Ascent, and payments totaling $35.7 million for income taxes during 2006. In addition, approximately $130.3 million of our available-for-sale investments have been treated as long-term assets as of December 31, 2006, based on their expected maturities.

(b)	Net cash used in operating activities for the year ended December 31, 2006 included payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of RELOXIN®.

(c)	Net cash provided by operating activities for the year ended December 31, 2005 and the Transition Period included a $90.5 million termination received from Inamed related to the termination of a proposed merger.

     The following selected consolidated financial data for the four-year period ended June 30, 2005 is derived from our audited consolidated financial statements and accompanying notes. The comparability of the years presented is impacted by certain product rights and business acquisitions and dispositions. All business acquisitions were accounted for under the purchase method and accordingly, the results of operations reflect the financial results of each business acquisition from the date of the acquisition. Certain business acquisitions resulted in the write-off of in-process research and development resulting from an independent valuation. Gross profit does not include amortization of the related intangible assets.

	FISCAL YEAR ENDED JUNE 30,
	2005		2004	2003	2002
	(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$305,114		$291,607	$241,909	$211,248
Net contract revenues	71,785		12,115	5,630	1,559

Net revenues	376,899		303,722	247,539	212,807
Gross profit (a)	321,452		257,116	209,279	177,042
Operating expenses:
Selling, general and administrative	135,154	(b)	118,253	91,648	77,314
Research and development	65,676	(c)	16,494 (d)	29,568 (e)	15,132	(f)
In-process research and development	—		—	—	6,217
Depreciation and amortization	22,350		16,794	10,125	7,928

Total operating expenses	223,180		151,541	131,341	106,591

Operating income	98,272		105,575	77,938	70,451
Other:
Net interest income (expense)	830		(758)	(278)	8,533
Loss on early extinguishment of debt	—		(58,660)	—	—
Income tax expense	(34,112)		(15,317)	(26,404)	(28,960)

Net income	$64,990		$30,840	$51,256	$50,024

Basic net income per share	$1.18		$0.55	$0.94	$0.83

Diluted net income per share	$1.01		$0.52	$0.84	$0.79

Cash dividend declared per common share	$0.12		$0.10	$0.025	—

Basic common shares outstanding	55,196		55,618	54,376	60,536

Diluted common shares outstanding	70,909		72,481	70,191	63,828

(a)	Amounts exclude $19.6 million, $14.9 million, $9.2 million and $7.1 million for amortization expense related to acquired intangible assets in fiscal 2005, 2004, 2003 and 2002, respectively.

(b)	Includes approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed, and approximately $1.3 million of professional fees related to research and development collaborations with AAIPharma, Ansata and Q-Med.

(c)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQTM.

(d)	Includes approximately $2.4 million paid to Dow for a research and development collaboration.

(e)	Includes $14.2 million paid to Dow for a research and development collaboration and approximately $6.0 million paid to AAIPharma for a research and development collaboration.

(f)	Includes $7.7 million paid to AAIPharma for a research and development collaboration.

	JUNE 30,
	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$603,568	$634,040	$552,663	$577,576
Working capital	600,070	666,743	576,781	611,259
Total assets	1,043,251	1,078,384	932,841	876,273
Long-term debt	453,065	453,067	400,000	400,000
Stockholders’ equity	486,346	555,303	461,121	429,059

	FISCAL YEAR ENDED JUNE 30,
	2005	2004	2003	2002
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$129,981	$127,964	$84,667	$73,542
Net cash provided by (used in) investing activities	140,487	(166,341)	(113,709)	(341,660)
Net cash (used in) provided by financing activities	(139,793)	40,621	(23,343)	254,938

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies and estimates. You should read the following discussion and analysis together with our consolidated financial statements, including the related notes, which are included in this report on Form 10-K. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Risk Factors” in Item 1A of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report. Our MD&A is composed of four major sections; Executive Summary, Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies and Estimates.
Change in Fiscal Year
     Effective December 31, 2005, we changed our fiscal year end from June 30 to December 31. This change was made to align our fiscal year end with other companies within our industry. This MD&A is intended to cover the audited calendar year January 1, 2006 to December 31, 2006, which we refer to as “2006.” Comparative financial information to 2006 is provided in this Form 10-K with respect to the calendar year January 1, 2005 to December 31, 2005, which is unaudited and we refer to as “2005.” Additional information is provided with respect to the transition period July 1, 2005 through December 31, 2005 (the “Transition Period”), which is audited. We refer to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005”, and the period beginning July 1, 2003 and ending June 30, 2004 as “fiscal 2004”.
Executive Summary
     We are a leading independent specialty pharmaceutical company focused primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We offer a broad range of products addressing various conditions or aesthetics improvements, including dermal fillers, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
     Our current product lines are divided between the dermatological and non-dermatological fields. Our dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. Our non-dermatological field represents products for the treatment of asthma (until May 2004), urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANATM. Our non-acne dermatological product lines include LOPROX®, OMNICEF®, RESTYLANE® and VANOSTM. Our non-dermatological product lines include AMMONUL®, BUPHENYL® and ORAPRED®. ORAPRED® was licensed to BioMarin in May 2004. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Key Aspects of Our Business
     We derive a majority of our revenue from our primary products: OMNICEF®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOSTM and ZIANATM. We believe that sales of our primary products and PERLANE®, which is not currently approved for use by the FDA in the U.S., will constitute a significant portion of our sales for the foreseeable future.
     We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate relationships of trust and confidence with the high prescribing dermatologists and podiatrists and the leading plastic surgeons in the United States.
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
     We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data and, coupled with certain proprietary information, prepare demand forecasts that are the basis for our purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for our products. Overestimates of demand may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.
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

     As described in more detail below, the following significant events and transactions occurred during 2006, and affected our results of operations, our cash flows and our financial condition:
-	Development and distribution agreement with Ipsen for rights to Ipsen’s botulinum toxin type A product known as RELOXIN®;

-	FDA approval of SOLODYN®;

-	Loss contingency for a pending governmental investigation relating to our marketing and promotion of LOPROX® products;

-	Write-down of long-lived assets due to impairment; and

-	FDA approval of ZIANATM.
Development and Distribution Agreement With Ipsen for Rights to Ipsen’s Botulinum Toxin Type A Product Known as RELOXIN ®
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan. Upon execution of the development and distribution agreement, we made an initial payment to Ipsen in the amount of $90.1 million.
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
FDA approval of SOLODYN®
     On May 8, 2006, the FDA approved our New Drug Application for our SOLODYN® (minocycline HCl, USP) Extended Release Tablets. SOLODYN® is the only oral minocycline approved for once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. SOLODYN® is also the only approved minocycline in extended release tablet form. The first sales of SOLODYN® to our wholesale customers occurred during June 2006.

Loss contingency for a pending governmental investigation relating to our marketing and promotion of LOPROX® products
     The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act in connection with the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to our May 2004 disposition of our pediatric sales division. In April 2006, we offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. In May 2006, we countered with an offer of $8.0 million that was contingent on resolving other aspects of the government’s investigation to our satisfaction. In June 2006, the Justice Department countered with a $10.0 million offer for settlement. On or about October 5, 2006 the parties agreed in principle to resolve all federal and state civil claims against us for $9.8 million. As of December 31, 2006, we have accrued a loss contingency of $10.2 million for this matter in connection with the possibility of additional expenses related to the settlement amount. Of this amount, $6.0 million was recorded during the three months ended March 31, 2006, $2.0 million was recorded during the three months ended June 30, 2006 and $2.2 million was recorded during the three months ended September 30, 2006.
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we have agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. No individuals have been designated as targets of the investigation. Any such claims, prosecutions or other proceedings, with respect to our past and present employees and officers, the cost of their defense and fines and penalties resulting therefrom could have a material impact on our reputation, business and financial condition.
     We are also engaged in discussions with the Office of Inspector General of the Department of Health and Human Services (“IG”) to resolve any potential administrative claims the IG may have arising out of the government’s investigation into our marketing and promotion of LOPROX®.
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
FDA approval of ZIANATM
     On November 7, 2006, the FDA approved ZIANA™ (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel for once daily use for the topical treatment of acne vulgaris in patients 12 years or older. We began selling ZIANA™ to wholesale customers during the fourth quarter of 2006. In accordance with the terms of a development and license agreement, as amended, we paid Dow $1.0 million during the fourth quarter of 2006 as a result of the FDA’s approval of this product. The $1.0 million payment is classified as a long-lived asset in our consolidated balance sheet.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

		(Unaudited)		(Unaudited)
	Year	Year		Six Months
	Ended	Ended		Ended
	Dec. 31,	Dec. 31,	Transition	Dec. 31,	Fiscal Year Ended
	2006(a)	2005(b)	Period(c)	2004(d)	2005(e)	2004(f)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit (g)	88.0	85.5	85.3	84.9	85.3	84.7
Operating expenses	127.2	62.9	75.7	66.8	59.2	49.9

Operating (loss) income	(39.2)	22.6	9.6	18.1	26.1	34.8
Other income, net	—	16.6	36.5	—	—	—
Interest and investment income (expense), net	5.8	1.6	2.9	(0.1)	0.2	(0.2)
Loss on early extinguishment of debt	—	—	—	—	—	(19.3)

(Loss) income before income tax benefit (expense)	(33.4)	40.8	49.0	18.0	26.3	15.3
Income tax benefit (expense)	11.7	(14.8)	(18.7)	(6.3)	(9.1)	(5.1)

Net (loss) income	(21.7)%	26.0%	30.3%	11.7%	17.2%	10.2%

(a)	Included in operating expenses is $125.2 million (35.8% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $52.6 million (15.1% of net revenues) for the write-down of long-lived assets, $26.1 million (7.5% of net revenues) of share-based compensation expense, $10.2 million (2.9% of net revenues) related to a loss contingency for a legal matter and $1.8 million (0.5% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(b)	Included in operating expenses is $11.9 million (3.3% of net revenues) related to a research and development collaboration with Dow, $8.3 million (2.3% of net revenues) related to a research and development collaboration with AAIPharma, $15.2 million (4.2% of net revenues) of share-based compensation expense, $9.2 million (2.5% of net revenues) for the write-down of a long-lived asset and $6.0 million (1.7% of net revenues) of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed incurred during the three months ended June 30, 2005 and three months ended September 30, 2005. Included in other income, net, is $59.8 million (16.6% of net revenue) related to a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a fee paid to an investment banker and the expensing of accumulated transaction costs of $27.0 million, and integration planning costs incurred during the three months ended December 31, 2005 of $3.7 million.

(c)	Included in operating expenses is $14.9 million (9.1%) of net revenues) of share-based compensation expense, a charge of approximately $9.2 million (5.6% of net revenues) for the write-down of a long-lived asset, and $0.7 million (0.4% of net revenues) related to integration planning costs incurred during the three months ended September 30, 2005 related to the proposed merger with Inamed. Included in other income, net, is $59.8 million (36.5% of net revenue) related to a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a fee paid to an investment banker and the expensing of accumulated transaction costs of $27.0 million, and integration planning costs incurred during the three months ended December 31, 2005 of $3.7 million.

(d)	Included in operating expenses is $5.5 million (3.1% of net revenues) related to our exclusive development and license agreement with Ansata for proprietary technology and $30.7 million (17.0% of net revenues) related to our exclusive license agreement with Q-Med for the development of SubQTM.

(e)	Included in operating expenses is $5.3 million (1.4% of net revenues) of business integration planning costs related to the proposed merger with Inamed, $8.3 million (2.2% of net revenues) related to a research and development collaboration with AAIPharma, $5.5 million (1.5% of net revenues) related to our exclusive development and license agreement with Ansata for proprietary technology and $30.7 million (8.2% of net revenues) related to our exclusive license agreement with Q-Med for the development of SubQTM.

(f)	Included in operating expenses is a $2.4 million payment (0.8% of net revenues) to Dow for a research and development collaboration.

(g)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Year Ended December 31, 2006 Compared to the Unaudited Year Ended December 31, 2005
Net Revenues
     The following table sets forth the net revenues for the year ended December 31, 2006 and 2005, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2006	2005	$ Change	% Change
Net product revenues	$333.6	$313.7	$19.9	6.4%
Net contract revenues	15.6	46.0	(30.4)	(66.1)

Net revenues	$349.2	$359.7	$(10.5)	(2.9)%

			Percentage
			Point
	2006	2005	Change
Acne and acne-related dermatological products	45.3%	27.2%	18.1%
Non-acne dermatological products	45.2	53.8	(8.6)
Non-dermatological products	9.5	19.0	(9.5)

Total net revenues	100.0%	100.0%	—

     Our total net revenues decreased during 2006 primarily due to a decrease in net contract revenues associated with licensing agreements. Net contract revenues decreased primarily due to a decrease in contract revenues during 2006 related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues, and increased in net revenue dollars by 61.8% during 2006 as compared to 2005, primarily due to sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, and sales of ZIANA™, which was approved by the FDA during the fourth quarter of 2006, partially offset by decreases in sales of DYNACIN®, PLEXION® and TRIAZ® products due to competitive pressures, including generic competition. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net revenue dollars by 18.4% during 2006, primarily due to decrease in sales of VANOS™ and LOPROX® products, which was offset by an increase in sales of RESTYLANE®. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net revenue dollars by 51.6% during 2006, primarily due to the decrease in ORAPRED® contract revenues discussed above.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for 2006 and 2005 was approximately $20.0 million and $21.6 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative mix of higher gross profit products and lower gross profit products can affect our total gross profit.

     The following table sets forth our gross profit for 2006 and 2005, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2006	2005	$ Change	% Change
Gross profit	$307.5	$307.4	$0.1	0.0%
% of net revenues	88.0%	85.5%
     The increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during 2006 as compared to 2005. The launch of SOLODYN® during the second quarter of 2006, a higher margin product, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2006 and 2005, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2006	2005	$Change	% Change
Selling, general and administrative	$206.8	$149.6	$57.2	38.2%
% of net revenues	59.2%	41.6%
Inamed business integration planning costs included in selling, general and administrative	$—	$6.0	$(6.0)	(100.0)%
Share-based compensation expense included in selling, general and administrative	$24.5	$14.2	$10.3	72.1%
     The increase in selling, general and administrative expenses during 2006 from 2005 was attributable to approximately $10.3 million of additional share-based compensation expense recognized in accordance with SFAS No. 123R (twelve months of expense was recognized during 2006 as compared to six months of expense recognized during 2005 as SFAS No. 123R was adopted as of July 1, 2005), $10.2 million related to a loss contingency for a legal matter related to our marketing of LOPROX® to pediatricians (see Part II, Item 3, Legal Proceedings), approximately $11.2 million of increased promotional expense, primarily related to the promotion of RESTYLANE®, the launches of SOLODYN® and ZIANA™ and pre-launch costs for PERLANE®, $11.2 million of increased personnel costs due to increased headcount and the effect of the annual salary increase that occurred during August 2005 and the partial-year salary increase that occurred during February 2006, $1.8 million related to a settlement of a dispute related to our merger with Ascent, and $18.5 million of other additional selling, general and administrative expenses incurred during 2006, which was partially offset by $6.0 million of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed incurred during 2005.
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
     During the fourth quarter of 2005, a long-lived asset related to our DYNACIN® capsule products was determined to be impaired based on our analysis of the long-lived asset’s carrying value and projected future cash flows. Factors affecting the long-lived asset’s future cash flows included our promotional focus on our DYNACIN® tablet products, and competitive pressures in the marketplace. As a result of the impairment analysis, we recorded a write-down of approximately $9.2 million related to this long-lived asset.
Research and Development Expenses
     The following table sets forth our research and development expenses for 2006 and 2005 (dollar amounts in millions):

	2006	2005	$ Change	% Change
Research and development	$161.8	$42.9	$118.9	277.2%
Charges included in research and development	$125.2	$20.2	$105.0	518.8%
Share-based compensation expense included in research and development	$1.6	$1.0	$0.6	62.7%
     Included in research and development expenses for 2006 was $125.2 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® and approximately $1.6 million of share-based compensation expense. Included in research and development expense for 2005 was approximately $11.9 million related to research and development of ZIANATM, $8.3 million related to a research and development of SOLODYN® and approximately $1.0 million of share-based compensation expense. In addition to these increases in development milestone charges and share-based compensation expense, research and development expenses increased due to costs related to the development of RELOXIN® incurred during 2006. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to incur significant research and development expenses related to the development of RELOXIN® each quarter throughout the development process.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during 2006 decreased $1.5 million, or 6.1%, to $23.0 million from $24.5 million during 2005. This decrease was primarily due to a decrease in the amount of intangible assets being amortized during 2006 as compared to 2005, due to the write-down of a long-lived asset due to impairment during the three months ended December 31, 2005. This long-lived asset had a cost basis of approximately $15.4 million and was being amortized at a rate of approximately $0.3 million per quarter.
Interest and Investment Income
     Interest and investment income during 2006 increased $14.3 million, or 87.1%, to $30.8 million from $16.5 million during 2005, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during 2006.
Interest Expense
     Interest expense during 2006 remained consistent with 2005, at $10.6 million. Our interest expense during 2006 and 2005 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. See Note 13 in our accompanying consolidated financial statements for further discussion on the Old Notes and New Notes.

Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for 2006 and 2005 (dollar amounts in millions):

	2006	2005	$ Change	% Change
Income tax (benefit) expense	$(40.8)	$53.3	$(94.1)	(176.6)%
Effective tax rate	(35.0)%	36.3%
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, charitable contribution deductions, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, various expenses that are non-deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating losses and credit carryforwards. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.
     Income taxes during 2006 was a benefit of $40.8 million, due to our pre-tax loss recognized during 2006, compared to income tax expense of $53.3 million during 2005. The effective tax rate for 2006 of 35.0% includes a $5.1 million tax benefit recorded during the second quarter of 2006 relating to resolutions of income tax examinations through years ended June 30, 2004. The effective tax rate for 2006 absent this $5.1 million benefit is (30.8)%.
Six Months Ended December 31, 2005 Compared To Unaudited Six Months Ended December 31, 2004
Net Revenues
     The following table sets forth the net revenues for the Transition Period and December 31, 2004 (the “comparable 2004 six months”), along with the percentage of net revenues for each of our product categories (amounts in millions):

		Comparable
	Transition	2004
	Period	Six Months	$ Change	%Change
Net product revenues	$155.6	$147.0	$8.6	5.8%
Net contract revenues	8.4	34.2	(25.8)	(75.5)%

Net revenues	$164.0	$181.2	$(17.2)	(9.5)%

		Comparable	Percentage
	Transition	2004	Point
	Period	Six Months	Change
Acne and acne-related dermatological products	28.1%	32.8%	(4.7)%
Non-acne dermatological products	58.9%	44.4%	14.5%
Non-dermatological products	13.0%	22.8%	(9.8)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues decreased during the Transition Period compared to the comparable 2004 six months primarily as a result of a decrease in net contract revenues associated with licensing agreements and authorized generic agreements. Net contract revenues decreased primarily due to a decrease in contract revenues during the Transition

Period related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Net revenues associated with our acne and acne-related dermatological products decreased as a percentage of net revenues and decreased in net dollars by 22.6% during the Transition Period as compared to the comparable 2004 six months, primarily due to generic competition with our DYNACIN® brand of products. Net revenues associated with our non-acne dermatological products increased as a percentage of net revenues, and increased in net dollars by 20.0% during the Transition Period, primarily due to the launch of VANOS™ in April 2005, and an increase in sales of RESTYLANE®. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues and decreased in net dollars by 48.1% during the Transition Period, primarily due to the decrease in ORAPRED® contract revenues discussed above.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the Transition Period and the comparable 2004 six months was approximately $10.9 million and $8.9 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the Transition Period and comparable 2004 six months, along with the percentage of net revenues represented by such gross profit (amounts in millions):

		Comparable
	Transition	2004
	Period	Six Months	$ Change	% Change
Gross profit	$139.8	$153.9	$(14.1)	(9.1)%
% of net revenues	85.3%	84.9%
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
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the Transition Period and comparable 2004 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (amounts in millions):

		Comparable
	Transition	2004
	Period	Six Months	$ Change	% Change
Selling, general and administrative	$80.2	$65.7	$14.5	22.0%
% of net revenues	48.9%	36.3%
Share-based compensation expense included in selling, general and administrative	$13.9	$0.3	$13.6	5,416.1%
     The increase in selling, general and administrative expenses during the Transition Period from the comparable 2004 six months was attributable to $13.6 million of additional share-based compensation expense recognized upon our adoption of SFAS No. 123R, $0.7 million of integration costs related to the proposed merger with Inamed incurred during the three months ended September 30, 2005, and $1.5 million of additional selling, general and administrative expenses incurred during the Transition Period, partially offset by approximately $1.3 million of professional fees related to a research and development agreements with Q-Med (for the development of SubQTM) and Ansata incurred during the comparable 2004 six months.

Impairment of Long-lived Assets
     During the three months ended December 31, 2005, a long-lived asset related to our DYNACIN® capsule products was determined to be impaired based on our analysis of the long-lived asset’s carrying value and projected future cash flows. Factors affecting the long-lived asset’s future cash flows included our promotional focus on our DYNACIN® tablet products, and competitive pressures in the marketplace. As a result of the impairment analysis, we recorded a write-down of approximately $9.2 million related to this long-lived asset.
Research and Development Expenses
     The following table sets forth our research and development expenses for the Transition Period and comparable 2004 six months (amounts in millions):

		Comparable
	Transition	2004
	Period	Six Months	$ Change	% Change
Research and development	$22.4	$45.1	$(22.7)	(50.4)%
Charges included in research and development	11.9	35.0	(23.1)	(65.9)%
Share-based compensation expense included in research and development	1.0	—	1.0	100.0%
     Included in research and development expenses for the Transition Period was approximately $11.9 million of milestone payments related to the license and development agreement with Dow for ZIANATM and approximately $1.0 million of share-based compensation expense stock recognized upon our adoption of SFAS No. 123R. Included in research and development expenses for the comparable 2004 six months was approximately $30.0 million related to the SubQTM license agreement and $5.0 million related to the Ansata development and license agreement.
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

$59.8

Interest and Investment Income
     Interest and investment income during the Transition Period increased $5.0 million, or 98.2%, to $10.1 million from $5.1 million during the comparable 2004 six months, primarily due to an increase in funds available for investment and an increase in the interest rates achieved by our invested funds during the Transition Period. The increase in interest rates achieved was partially due to a shift from non-taxable to taxable investments, which yield higher rates.
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
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the Transition Period and comparable 2004 six months (dollar amounts in millions):

		Comparable
	Transition	2004
	Period	Six Months	$ Change	% Change
Income tax expense	$30.5	$11.3	$19.2	169.3%
Effective tax rate	38.0%	34.8%
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, charitable contribution deductions, tax deductions available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, tax-exempt interest in applicable periods, various expenses that are non-deductible for tax purposes, and difference in tax rates in certain non-U.S. jurisdictions. Our effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and development tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.
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

Fiscal Year Ended June 30, 2005 Compared To Fiscal Year Ended June 30, 2004
Net Revenues
     The following table sets forth the net revenues for the fiscal years ended June 30, 2005 and June 30, 2004, along with the percentage of net revenues for each of our product categories (dollar amounts in millions):

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Net product revenues	$305.1	$291.6	$13.5	4.6%
Net contract revenues	71.8	12.1	59.7	492.5%

Net revenues	$376.9	$303.7	$73.2	24.1%

			Percentage
			Point
	Fiscal 2005	Fiscal 2004	Change
Acne and acne-related dermatological products	29.5%	30.5%	(1.0)%
Non-acne dermatological products	47.1%	50.9%	(3.8)%
Non-dermatological products	23.4%	18.6%	4.8%

Total net revenues	100.0%	100.0%	—

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
     The increase in gross profit during fiscal 2005 as compared to fiscal 2004 was due to the increase in our net revenues, while the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during fiscal 2005 as compared to during fiscal 2004, and an increase in contract revenue during fiscal 2005 as compared to fiscal 2004.
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
     The increase in selling, general and administrative expenses from fiscal 2004 as compared to fiscal 2005 was primarily attributable to incremental costs associated with RESTYLANE®, $5.3 million of business integration planning costs related to the proposed merger with Inamed and approximately $1.3 million of professional fees related to research and development collaborations. The decrease in selling, general and administrative expenses as a percentage of net revenues from fiscal 2004 to fiscal 2005 was due to net revenues during fiscal 2005, which exceeded the increase in selling, general and administrative spending. A pre-market approval application for RESTYLANE® was approved by the FDA on December 12, 2003, followed by the product launch and first U.S. commercial sales of RESTYLANE® on January 6, 2004. During fiscal 2004, we incurred incremental costs associated with the establishment of a sales and marketing strategy for RESTYLANE®, prior to the commercial launch of the product.
Research and Development Expenses
     The following table sets forth our research and development expenses for fiscal 2005 and fiscal 2004 (dollar amounts in millions):

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Research and development	$65.7	$16.5	$49.2	298.2%
Charges included in research and development associated with research and development transactions	43.3	2.4	40.9	1,686.2%
     Included in research and development expenses for fiscal 2005 was approximately $8.3 million related to the AAIPharma research and development collaboration, $30.0 million related to the SubQTM license agreement and $5.0 million related to the Ansata development and license agreement. Included in research and development expenses for fiscal 2004 was a $2.4 million milestone payment under a license and development agreement with Dow for ZIANATM.

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
Interest and Investment Income
     Interest and investment income during fiscal 2005 increased $1.5 million, or 14.1%, to $11.5 million from $10.0 million during fiscal 2004, primarily due to an increase in the rates achieved by our invested funds during fiscal 2005.
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

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the year ended December 31, 2006 and the unaudited year ended December 31, 2005, and selected balance sheet components as of December 31, 2006 and 2005 (dollar amounts in millions):

	2006	2005	$ Change	% Change
Cash (used in) provided by:
Operating activities	$(41.0)	$232.5	$(273.5)	(117.6)%
Investing activities	(216.9)	188.0	(404.9)	(215.4)%
Financing activities	14.3	(5.1)	19.4	(377.9)%

	Dec. 31, 2006	Dec. 31, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$554.3	$742.5	$(188.2)	(25.4)%
Working capital	550.0	692.5	(142.5)	(20.6)%
Long-term investments	130.3	—	130.3	100.0%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
     The following table highlights selected cash flow components for the Transition Period and the unaudited comparable 2004 six months, and selected balance sheet components as of December 31, 2005 and June 30, 2005 (dollar amounts in millions):

		Comparable
	Transition	2004
	Period	Six Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$148.0	$45.5	$102.5	225.5%
Investing activities	123.7	76.2	47.5	62.4%
Financing activities	(2.8)	(137.4)	134.6	(98.0)%

	Dec. 31, 2005	June 30, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$742.5	$603.6	$138.9	23.0%
Working capital	692.5	600.1	92.4	15.4%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—

     The following table highlights selected cash flow components for fiscal 2005 and fiscal 2004, and selected balance sheet components as of June 30, 2005 and 2004 (dollar amounts in millions):

	Fiscal 2005	Fiscal 2004	$ Change	% Change
Cash provided by (used in):
Operating activities	$130.0	$128.0	$2.0	1.6%
Investing activities	140.5	(166.3)	306.8	184.5%
Financing activities	(139.8)	40.6	(180.4)	(444.1)%

	June 30, 2005	June 30, 2004	$ Change	% Change
Cash, cash equivalents and short-term investments	$603.6	$634.0	$(30.4)	(4.8)%
Working capital	600.1	666.7	(66.6)	(10.0)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
Working Capital
     Working capital as of December 31, 2006 and 2005 consisted of the following (dollar amounts in millions):

	Dec. 31, 2006	Dec. 31, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$554.3	$742.5	$(188.2)	(25.4)%
Accounts receivable, net	36.4	46.7	(10.3)	(22.1)%
Inventories, net	27.0	19.1	7.9	41.6%
Deferred tax assets, net	23.0	12.7	10.3	80.9%
Other current assets	16.0	12.3	3.7	30.6%

Total current assets	656.7	833.3	(176.6)	(21.1)%

Accounts payable	47.5	57.7	(10.2)	(17.7)%
Short-term contract obligation	—	27.4	(27.4)	(100.0)%
Income taxes payable	11.3	31.5	(20.2)	(64.0)%
Other current liabilities	47.9	24.2	23.7	(97.6)%

Total current liabilities	106.7	140.8	(34.1)	(24.3)%

Working capital	$550.0	$692.5	$(142.5)	(20.6)%

     We had cash, cash equivalents and short-term investments of $554.3 million and working capital of $550.0 million at December 31, 2006, as compared to $742.5 million and $692.5 million, respectively, at December 31, 2005. The decreases were primarily due to payments totaling $125.2 million made to Ipsen related to a development and distribution agreement related to RELOXIN®, payment of the $27.4 million contingent payment related to the merger with Ascent, and payments totaling $35.7 million for income taxes during 2006. In addition, $130.3 million of our available-for-sale investments have been treated as long-term assets as of December 31, 2006, based on their expected maturities.

     Working capital as of December 31, 2005 and June 30, 2005 consisted of the following (dollar amounts in millions):

	Dec. 31, 2005	June 30, 2005	$ Change	% Change
Cash, cash equivalents and short-term investments	$742.5	$603.6	$138.9	23.0%
Accounts receivable, net	46.7	47.2	(0.5)	(1.1)%
Inventories, net	19.1	20.7	(1.6)	(7.9)%
Deferred tax assets, net	12.7	11.0	1.7	15.8%
Other current assets	12.3	16.4	(4.1)	(25.5)%

Total current assets	833.3	698.9	134.4	19.2%

Accounts payable	57.7	30.8	26.9	87.2%
Short-term contract obligation	27.4	27.4	—	—%
Income taxes payable	31.5	10.2	21.3	207.9%
Other current liabilities	24.2	30.4	(6.2)	(20.4)%

Total current liabilities	140.8	98.8	42.0	42.5%

Working capital	$692.5	$600.1	$92.4	15.4%

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
     Working capital as of June 30, 2005 and 2004 consisted of the following (dollar amounts in millions):

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
     During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. Occupancy of the new headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, is expected to occur in 2008.
     During October 2006, we executed a lease agreement for additional headquarter office space to accommodate our current needs and future growth. Approximately 21,000 square feet of office space is being leased for a period of three years. Occupancy of the additional headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, is expected to occur in 2007.
     During 2007 and 2008, we will be designing and implementing a new ERP system to integrate and improve the financial and operational aspects of our business. We are committed to having the information technology system in place that will allow us to better operate and manage all aspects of our operations. We have dedicated approximately 50 of our employees to various aspects of the project, along with third party consultants. We expect this project will require an aggregate investment of approximately $10 — $12 million during 2007 and 2008.
Operating Activities
     Net cash used in operating activities during the year ended December 31, 2006 was approximately $41.0 million, compared to cash provided by operating activities of approximately $232.5 million during the unaudited year ended December 31, 2005. The following is a summary of the primary components of cash (used in) provided by operating activities during the year ended December 31, 2006 and 2005 (in millions):

		(Unaudited)
	2006	2005
Payments made to Ipsen related to development of RELOXIN®	$(125.2)	$—
Termination fee received from Inamed related to termination of proposed merger	—	90.5
Payment made to AAIPharma related to a research and development collaboration	—	(8.3)
Payments made to Dow related to a research and development collaboration	(3.9)	(8.0)
Payment of professional fees related to termination of proposed merger with Inamed	(16.7)	—
Income taxes paid	(35.7)	(22.4)
Other cash provided by operating activities	140.5	180.7

Cash (used in) provided by operating activities	$(41.0)	$232.5

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

Investing Activities
     Net cash used in investing activities during the year ended December 31, 2006 was approximately $216.9 million, compared to net cash provided by investing activities during the unaudited year ended December 31, 2005 of $188.0 million. The change was primarily due to the net purchases or sales of our short-term and long-term investments during the respective periods. In addition, approximately $27.4 million was paid during the first quarter of 2006 for Contingent Payments related to our 2001 merger with Ascent.
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
Financing Activities
     Net cash provided by financing activities during the year ended December 31, 2006 was $14.3 million, compared to net cash used in financing activities of $5.1 million during the unaudited year ended December 31, 2005. Proceeds from the exercise of stock options were $18.7 million during 2006 compared to $1.3 million during 2005. Dividends paid during 2006 was $6.6 million compared to $6.5 million during 2005.
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
     Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had only $106.7 million of current liabilities at December 31, 2006. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be implementing a new ERP system during 2007 and 2008, which will require financial expenditures to complete.
     We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement entered into on May 18, 2004 (the “Securities Purchase Agreement”) but may be repaid by BioMarin at any time prior to the option purchase date. As of February 28, 2007, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
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
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $21.8 million on our common stock. In addition, on December 14, 2006, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2007 to our stockholders of record at the close of business on January 2, 2007. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Off-Balance Sheet Arrangements
     As of December 31, 2006, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations
     The following table summarizes our significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2006 or certain other purchase obligations as discussed below (in thousands):

	Payments Due By Period
			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More Than
	Total	1 Year	3 Years	5 Years	5 Years
Long-term debt	$453,065	$—	$—	$—	$453,065
Interest on long-term debt	220,691	8,488	16,975	16,975	178,253
Operating leases	55,860	2,371	6,866	10,507	36,116
Other purchase obligations and commitments	867	173	347	347	—

Total contractual obligations	$730,483	$11,032	$24,188	$27,829	$667,434

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
     We have committed to make potential future “milestone” payments to third-parties as part of certain product development and license agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement and timing of these milestones are not fixed or reasonably determinable, such contingencies have not been recorded on our consolidated balance sheets and are not included in the above table. The total amount of potential future milestone payments related to development and license agreements is approximately $213.7 million.
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
     We do not provide any material forms of price protection to our wholesale customers and permit product returns if the product is damaged, or, depending on the customer, if it is returned within six months prior to expiration or up to 12 months after expiration. Our customers consist principally of financially viable wholesalers, and depending on the customer, revenue is recognized based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions. As a general practice, we do not ship product that has less than 15 months until its expiration date. We also authorize returns for damaged products and credits for expired products in accordance with our returned goods policy and procedures. The shelf life associated with our products is up to 36 months depending on the product. The majority of our products have a shelf life of approximately 18-24 months.
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
Product Returns
     We account for returns of product by establishing an allowance based on our estimate of revenues recorded for which the related products are expected to be returned in the future. We estimate the rate of future product returns based on our historical experience, the relative risk of return based on expiration date, and other qualitative factors that could impact the level of future product returns, such as competitive developments, product discontinuations and our introduction of new products. Historical experience and the other qualitative factors are assessed on a product-specific basis as part of our compilation of our estimate of future product returns. We also monitor inventories held by our distributors, as well as prescription trends to help us assess the rate of return. Changes due to our competitors’ price movements have not adversely affected us. We do not provide incentives to our distributors to assume additional inventory levels beyond what is customary in their ordinary course of business.
     Returns for new products are more difficult to estimate than returns for established products. We determine our estimates of the sales return accrual for new products primarily based on our historical product returns experience of similar products, products that have similar characteristics at various stages of their life cycle, and other available information pertinent to the intended use and marketing of the new product.
     Our actual experience and the qualitative factors that we use to determine the necessary accrual for future product returns are susceptible to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimates and make changes to the accrual quarterly.
Sales Discounts
     We offer cash discounts to our customers as an incentive for prompt payment, generally approximately 2% of the sales price. We account for cash discounts by establishing an allowance reducing accounts receivable by the full amount of the discounts expected to be taken by the customers. We consider payment performance and adjust the allowance to reflect actual experience and our current expectations about future activity.
Contract Chargebacks
     We have agreements for contract pricing with several entities, whereby pricing on products is extended below wholesaler list price. These parties purchase products through wholesalers at the lower contract price, and the wholesalers charge the difference between their acquisition cost and the lower contract price back to us. We account for chargebacks by establishing an allowance reducing accounts receivable based on our estimate of chargeback claims attributable to a sale. We determine our estimate of chargebacks based on historical experience and changes to current contract prices. We also consider our claim processing lag time, and adjust the allowance periodically throughout each quarter to reflect actual experience. Although we record an allowance for estimated chargebacks at the time we record the sale (typically when we ship the product), the actual chargeback related to that sale is not processed until the entities purchase the product from the wholesaler. We estimate the rate of chargebacks based on our historical experience and changes to current contract prices.

Managed Care and Medicaid Rebates
     Rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. We record provisions for rebates by estimating these liabilities as products are sold, based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel, and prescription trends.
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
Use of Information from External Sources
     We use information from external sources to estimate our significant items deducted from gross revenues. Our estimates of inventory in the distribution channel are based on historical shipment and return information from our accounting records and data on prescriptions filled, which we purchase from IMS Health, Inc., one of the leading providers of prescription-based information. We also utilize projected prescription demand for our products, as well as, written and oral information obtained from certain wholesalers with respect to their inventory levels and our internal information. We use the information from IMS Health, Inc. to project the prescription demand for our products. Our estimates are subject to inherent limitations pertaining to reliance on third-party information, as certain third-party information is itself in the form of estimates.
Use of Estimates in Reserves
     We believe that our allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate, particularly with newly launched products. We review the rates and amounts in our allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues; conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those reserves would increase our reported net revenues. If we changed our assumptions and estimates, our related reserves would change, which would impact the net revenues we report. For example, if the 2006 prescription data used to estimate inventory in the distribution channel changed by 1.0 percent and our historical returns reserve percent were to change by 1.0 percentage point our sales returns reserve could be impacted by approximately $1.1 million and corresponding revenue could be impacted by the same amount.
     During the three months ended December 31, 2006, we experienced a decline in demand for certain of our products, primarily VANOS™. As a result, we increased the sales returns reserves by approximately $8.9 million during the three months ended December 31, 2006, specifically related to VANOS™. We will continue to monitor demand for this product and will adjust our sales reserves accordingly in the future. The effect of this change on the net loss for 2006 was to increase the net loss by approximately $5.8 million or $0.11 per common share.

Share-Based Compensation
     As part of our adoption of SFAS No. 123R as of July 1, 2005, we were required to recognize the fair value of share-based compensation awards as an expense. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Increasing the weighted average volatility by 2.5 percent (from 0.36 percent to 0.385 percent) would have increased the fair value of stock options granted in 2006 to $15.08 per share. Conversely, decreasing the weighted average volatility by 2.5 percent (from 0.36 percent to 0.335 percent) would have decreased the fair value of stock options granted in 2006 to $13.85 per share. The expected life of the awards is based on historical and other economic data trended into the future. Stock option awards granted during 2006 have a stated term of 7 years, and the weighted average expected life of the awards was determined to be 7 years. Decreasing the weighted average expected life by 0.5 years (from 7.0 years to 6.5 years) would have decreased the fair value of stock options granted in 2006 to $13.96 per share. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts.
     The fair value of our restricted stock grants is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.
     SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization after July 1, 2005 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of fiscal 2007 was immaterial.
     We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what was recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.
     Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional stock-based compensation expense or income tax expense, which could be material to our results of operations.
Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. We could be required to expense previously capitalized costs related to pre-approval inventory if the probability of future commercial use and future economic benefit changes due to denial or delay of regulatory approval, a delay in commercialization, or other factors. Conversely, our gross margins could be favorably impacted if previously expensed pre-approval inventory becomes available and is used for commercial sale. As of December 31, 2006, there no costs capitalized into inventory for products that have not yet received regulatory approval.
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
     During 2006 and the Transition Period, an impairment charge of $52.6 million and $9.2 million, respectively, was recognized related to our review of long-lived assets. During 2006, the remaining useful lives of two of the long-lived assets that were deemed to be impaired were reduced, while no acceleration of amortization was recorded during the Transition Period. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for, and/or accelerate amortization of, long-lived assets.
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
     Based on the Company’s historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2006. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
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

     Our policy on accounting for costs of strategic collaborations determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. We are required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an ANDA or NDA approval related directly to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. In addition, if we acquire product rights which are in the development phase and as to which we have no assurance that the third party will successfully complete its development milestones or that the product will gain regulatory approval, we expense such payments.
Legal Contingencies
     We record contingent liabilities resulting from asserted and unasserted claims against us, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities, when there is a reasonable possibility, that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We currently are involved in certain legal proceedings and we have accrued a loss contingency of $10.2 million as of December 31, 2006, related to one matter. This loss contingency is included in other current liabilities as of December 31, 2006 in the accompanying consolidated balance sheets, and is included in selling, general and administrative expenses for the year ended December 31, 2006 in the accompanying consolidated statements of income. In addition to the matters disclosed in "Item 3. Legal Proceedings," we are party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation, other than those specified in "Item 3. Legal Proceedings," to have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Statements and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. We are currently evaluating SFAS No. 159 and its impact, if any, on our consolidated results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     At December 31, 2006, $198.1 million of our cash equivalent investments are in money market securities that are reflected as cash equivalents, because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.
     Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $481.2 million as of December 31, 2006, $295.5 million as of December 31, 2005, $425.8 million as of June 30, 2005, and $587.4 million as of June 30, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase. The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in thousands):
Interest Rate Sensitivity
Principal Amount by Expected Maturity as of December 31, 2006

	Financial instruments mature during year ended December 31,
	2007	2008	2009	2010	2011	Thereafter
Available-for-sale securities	$158,153	$217,707	$35,570	$22,612	$5,353	$41,837
Weighted-average yield rate	5.27%	5.17%	5.56%	5.36%	5.06%	5.36%

Contingent convertible senior notes due 2032	$—	$—	$—	$—	$—	$169,155
Interest rate	—	—	—	—	—	2.5%
Contingent convertible senior notes due 2033	$—	$—	$—	$—	$—	$283,910
Interest rate	—	—	—	—	—	1.5%
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
Item 8. Financial Statements and Supplementary Data
     Our financial statements and related financial statement schedule and the Independent Registered Public Accounting Firm’s Reports are incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified ion the SEC’s rules and forms.
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
     Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway

Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2006.
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
     The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2006, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     On June 20, 2006, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
     The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Directors, Director Nominees and Executive Officers” and “Committee Meetings” in the Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
     The information to be included in the sections entitled “Executive Compensation,” “Compensation of Directors,” and “Stock Option and Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information to be included in the section entitled “Security Ownership of Director and Executive Officers and Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Page
(a) Documents filed as a part of this Report
(1) Financial Statements:
Index to consolidated financial statements	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2006 and 2005	F-4
Consolidated statements of income for the year ended December 31, 2006, the six months ended December 31, 2005 and 2004 (unaudited) and the fiscal years ended June 30, 2005 and 2004	F-6
Consolidated statements of stockholders’ equity for the year ended December 31, 2006, the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004	F-7
Consolidated statements of cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and 2004 (unaudited) and the fiscal years ended June 30, 2005 and 2004	F-11
Notes to consolidated financial statements	F-12
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1
This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits filed as part of this Report:

Exhibit No.	Description
2.1	Agreement of Merger by and between the Company, Medicis Acquisition Corporation and GenDerm Corporation, dated November 28, 1997 (11)

2.2	Agreement of Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

3.1	Certificate of Incorporation of the Company, as amended (23)

3.2	Amended and Restated By-Laws of the Company (13)

4.1	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(26)

4.2	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (23)

4.3	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (19)

4.4	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee (25)

4.5	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc. (19)

4.6	Form of specimen certificate representing Class A common stock (1)

10.1	Asset Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (23)

10.2	Merger Termination Agreement, dated as of December 13, 2005, by and among the Company, Masterpiece Acquisition Corp., and Inamed Corporation(31)

10.3	Securities Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.4	Termination Agreement dated October 19, 2005 between the Company and Michael A. Pietrangelo(28)

10.5	License Agreement among the Company, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

Exhibit No.	Description
10.6	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.7(a)	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.7(b)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.7(c)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.7(d)	Third Amendment, dated December 30, 2005, to Employment Agreement between the Company and Jonah Shacknai(32)

10.8	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan(30)

10.9(a)	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.9(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(29)

10.10(a)	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(27)

10.10(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Option Plan, dated August 1, 2005(29)

10.11(a)	Medicis Pharmaceutical Corporation 1998 Stock Option Plan(33)

10.11(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(29)

10.11(c)	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(29)

10.12(a)	Medicis Pharmaceutical Corporation 1996 Stock Option Plan(34)

10.12(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(29)

10.13	Waiver Letter dated March 18, 2005 between the Company and Q-Med AB(27)

10.14	Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company (2)

10.15	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company (3)

10.16(a)	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.16(b)	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.16(c)	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.16(d)	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.16(e)	Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.16(f)	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (23)

10.17(a)	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.17(b)	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.17(c)	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.18(a)	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

10.18(b)	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.18(c)	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

Exhibit No.	Description
10.19	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.20	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.21	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.22	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.23	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.24	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

10.25	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.26	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

10.27	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.28	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.29	Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.30	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.31(a)	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.31(b)	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.32	Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)

10.33	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.34	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.35	Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.36	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

10.37	Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

10.38	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

10.39	Medicis Pharmaceutical Corporation 1992 Stock Option Plan(35)

Exhibit No.		Description
10.40		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.41		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.42		Letter Agreement dated as of March 13, 2006 among Medicis Pharmaceutical Corporation, Aesthetica Ltd., Medicis Aesthetics Holdings Inc., Ipsen S.A. and Ipsen Ltd. (37)

10.43		Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.44		Trademark License Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.45		Trademark Assignment Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.46(a)		Medicis 2006 Incentive Award Plan(39)

10.46(b)		Amendment to the Medicis 2006 Incentive Award Plan, dated July 10, 2006(41)

10.47		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mark A. Prygocki, Sr. (40)

10.48		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mitchell S. Wortzman, Ph.D. (40)

10.49		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Richard J. Havens (40)

10.50		Employment Agreement, dated July 27, 2006, between Medicis Pharmaceutical Corporation and Jason D. Hanson (40)

10.51		Office Sublease by and between Apex 7720 North Dobson, L.L.C., an Arizona limited liability company, and Medicis Pharmaceutical Corporation, dated as of July 26, 2006(42)

12	+	Computation of Ratios of Earnings to Fixed Charges

21.1	+	Subsidiaries

23.1	+	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney See signature page

31.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted

31.2	+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted

32.2	+	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to the Company’s 1995 Form 10-K

(6)	Incorporated by reference to the Company’s 1995 Form 10-K

(7)	Incorporated by reference to the Company’s 1995 Form 10-K

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2006

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 0-18443, previously filed with the SEC

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-18443, previously filed with the SEC

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC on October 28, 2005

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 0-18443, previously filed with the SEC

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006

(33)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(34)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the SEC on October 23, 1996

(35)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(36)	Incorporated by reference to the Company’s Annual Report on Form 10-K/T for the six month transition period ended December 31, 2005, File No. 0-18443, previously filed with the SEC on March 16, 2006

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2006

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-18443, previously filed with the SEC

(39)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 13, 2006

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-18443, previously filed with the SEC

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-18443, previously filed with the SEC

(b)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

(c)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2007

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

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2007
Jonah Shacknai	(Principal Executive Officer)

/s/ MARK A. PRYGOCKI, SR.	Executive Vice President, Chief Financial Officer, and Treasurer	March 1, 2007
Mark A. Prygocki, Sr.	(Principal Financial and Accounting Officer)

/s/ ARTHUR G. ALTSCHUL, JR.	Director	March 1, 2007
Arthur G. Altschul, Jr.

/s/ SPENCER DAVIDSON	Director	March 1, 2007
Spencer Davidson

/s/ STUART DIAMOND	Director	March 1, 2007
Stuart Diamond

/s/ PETER S. KNIGHT, ESQ.	Director	March 1, 2007
Peter S. Knight, Esq.

/s/ MICHAEL A. PIETRANGELO	Director	March 1, 2007
Michael A. Pietrangelo

/s/ PHILIP S. SCHEIN, M.D.	Director	March 1, 2007
Philip S. Schein, M.D.

/s/ LOTTIE SHACKELFORD	Director	March 1, 2007
Lottie Shackelford

MEDICIS PHARMACEUTICAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005.	F-4

Consolidated Statements of Income for the year ended December 31, 2006, the six months ended December 31, 2005 and December 31, 2004 (unaudited), and the fiscal years ended June 30, 2005 and 2004	F-6

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2006, the six months ended December 31, 2005, and the fiscal years ended June 30, 2005 and 2004	F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2006, the six months ended December 31, 2005 and December 31, 2004 (unaudited) and the fiscal years ended June 30, 2005 and 2004	F-11

Notes to Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and each of the two years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and each of the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medicis Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Medicis Pharmaceutical Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medicis Pharmaceutical Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Medicis Pharmaceutical Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medicis Pharmaceutical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2006 consolidated financial statements of Medicis Pharmaceutical Corporation and subsidiaries and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2007

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	DECEMBER 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$203,319	$446,997
Short-term investments	350,942	295,535
Accounts receivable, less allowances:
December 31, 2006 and 2005: $37,443 and $18,160, respectively	36,370	46,697
Inventories, net	27,016	19,076
Deferred tax assets, net	23,047	12,738
Other current assets	15,990	12,241

Total current assets	656,684	833,284

Property and equipment, net	6,576	5,416
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	239,396	311,406
Other intangible assets	6,052	4,888

	245,448	316,294
Less: accumulated amortization	76,241	76,458

Net intangible assets	169,207	239,836
Goodwill	63,107	63,094
Deferred tax assets, net	41,241	—
Long-term investments	130,290	—
Deferred financing costs, net	2,181	4,325

	$1,069,286	$1,145,955

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	DECEMBER 31,
	2006	2005
Liabilities
Current liabilities:
Accounts payable	$47,513	$57,708
Short-term contract obligation	—	27,407
Income taxes payable	11,346	31,521
Other current liabilities	47,803	24,195

Total current liabilities	106,662	140,831

Long-term liabilities:
Contingent convertible senior notes	453,065	453,065
Deferred tax liability, net	—	8,572

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 68,044,363, and 67,052,326 at December 31, 2006 and 2005, respectively	952	938
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: no shares issued	—	—
Additional paid-in capital	598,435	550,006
Accumulated other comprehensive income	537	379
Accumulated earnings	252,431	334,894
Less: Treasury stock, 12,650,233 and 12,647,554 shares at cost at December 31, 2006 and 2005, respectively	(342,796)	(342,730)

Total stockholders’ equity	509,559	543,487

	$1,069,286	$1,145,955

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	YEAR ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,		YEAR ENDED JUNE 30,
	2006	2005	2004	2005	2004
	(UNAUDITED)
Net product revenues	$333,625	$155,569	$146,999	$305,114	$291,607
Net contract revenues	15,617	8,385	34,168	71,785	12,115

Net revenues	349,242	163,954	181,167	376,899	303,722

Cost of product revenue (1)	41,741	24,111	27,270	55,447	46,606

Gross profit	307,501	139,843	153,897	321,452	257,116

Operating expenses:
Selling, general and administrative (2)	206,822	80,189	65,736	135,154	118,253
Impairment of long-lived assets	52,586	9,171	—	—	—
Research and development (3)	161,837	22,367	45,140	65,676	16,494
Depreciation and amortization	23,048	12,420	10,222	22,350	16,794

Operating (loss) income	(136,792)	15,696	32,799	98,272	105,575

Other income, net	—	59,801	—	—	—
Interest and investment income	30,787	10,059	5,076	11,470	10,050
Interest expense	(10,640)	(5,333)	(5,324)	(10,640)	(10,808)
Loss on early extinguishment of debt	—	—	—	—	(58,660)

(Loss) income before income tax	(116,645)	80,223	32,551	99,102	46,157

Income tax (benefit) expense	(40,796)	30,502	11,328	34,112	15,317

Net (loss) income	$(75,849)	$49,721	$21,223	$64,990	$30,840

Basic net (loss) income per share	$(1.39)	$0.92	$0.38	$1.18	$0.55

Diluted net (loss) income per share	$(1.39)	$0.76	$0.34	$1.01	$0.52

Cash dividend declared per common share	$0.12	$0.06	$0.06	$0.12	$0.10

Basic common shares outstanding	54,688	54,323	55,972	55,196	55,618

Diluted common shares outstanding	54,688	69,772	72,160	70,909	72,481

(1) amounts exclude amortization of intangible assets related to acquired products	$20,017	$10,899	$8,933	$19,620	$14,891

(2) amounts include share-based compensation expense	$24,453	$13,947	$258	$515	$515

(3) amounts include share-based compensation expense	$1,626	$1,000	—	—	—
     See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2003	62,510	$876	758	$10
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—
Comprehensive income
Conversion of contingent convertible senior notes	—	—	—	—
Dividends declared	—	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—
Exercise of stock options	2,909	40	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at June 30, 2004	65,419	916	758	10
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—
Comprehensive income
Conversion of Class B common stock to Class A common stock	758	10	(758)	(10)
Conversion of contingent convertible senior notes	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation, net of award reacquisitions	18	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—
Exercise of stock options	812	12	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2005	67,007	938	—	—
See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other			Treasury
Paid-In	Comprehensive	Deferred	Accumulated	Stock
Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total
$445,653	$2,400	$(1,727)	$204,817	(8,682)	$(190,908)	$461,121
—	—	—	30,840	—	—	30,840
—	(3,452)	—	—	—	—	(3,452)
—	32	—	—	—	—	32

						27,420
6	—	—	—	—	—	6
—	—	—	(5,608)	—	—	(5,608)
—	—	515	—	—	—	515
51,393	—	—	—	—	—	51,433
20,416	—	—	—	—	—	20,416

517,468	(1,020)	(1,212)	230,049	(8,682)	(190,908)	555,303
—	—	—	64,990	—	—	64,990
—	(75)	—	—	—	—	(75)
—	489	—	—	—	—	489

						65,404
—	—	—	—	—	—	—
2	—	—	—	—	—	2
—	—	—	(6,565)	—	—	(6,565)
298	—	—	—	(18)	(298)	—
—	—	515	—	—	—	515
16,571	—	—	—	—	—	16,583
5,104	—	—	—	—	—	5,104
—	—	—	—	(3,920)	(150,000)	(150,000)

539,443	(606)	(697)	288,474	(12,620)	(341,206)	486,346

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2005	67,007	$938	—	$—
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—
Comprehensive income
Adjustment for adoption of SFAS No. 123(R)	—	—	—	—
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	27	—	—	—
Exercise of stock options	18	—	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2005	67,052	938	—	—
Comprehensive income:
Net loss	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—
Comprehensive loss
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	24	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	968	14	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2006	68,044	$952	—	$—

See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other			Treasury
Paid-In	Comprehensive	Deferred	Accumulated	Stock
Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total
$539,443	$(606)	$(697)	$288,474	(12,620)	$(341,206)	$486,346
—	—	—	49,721	—	—	49,721
—	636	—	—	—	—	636
—	349	—	—	—	—	349

					50,706
827	—	697	—	—	(1,524)	—
14,947	—	—	—	—	—	14,947
—	—	—	(3,301)	—	—	(3,301)
—	—	—	—	(27)	—	—
430	—	—	—	—	—	430
(5,641)	—	—	—	—	—	(5,641)

550,006	379	—	334,894	(12,647)	(342,730)	543,487
—	—	—	(75,849)	—	—	(75,849)
—	236	—	—	—	—	236
—	(78)	—	—	—	—	(78)

						(75,691)
26,078	—	—	—	—	—	26,078
—	—	—	(6,614)	—	—	(6,614)
—	—	—	—	—	—	—
—	—	—	—	(3)	(66)	(66)
18,430	—	—	—	—	—	18,444
3,921	—	—	—	—	—	3,921

$598,435	$537	$—	$252,431	(12,650)	$(342,796)	$509,559

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,		YEAR ENDED JUNE 30,
	2006	2005	2004	2005	2004
		(UNAUDITED)
Operating Activities:
Net (loss) income	$(75,849)	$49,721	$21,223	$64,990	$30,840
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,048	12,420	10,222	22,350	16,794
Amortization of deferred financing fees	2,144	1,072	1,072	2,143	2,144
Impairment of long-lived assets	52,586	9,171	—	—	—
Loss (gain) on disposal of property and equipment	449	34	39	52	(4)
Loss on sale of product rights	—	—	—	—	32
(Gain) loss on sale of available-for-sale investments	(421)	599	103	882	(599)
Write-off of Inamed transaction costs.........	—	14,042	—	—	—
Share-based compensation expense............	26,079	14,947	258	515	515
Deferred income tax expense (benefit)	(60,122)	1,849	(3,060)	5,369	(3,634)
Tax benefit from exercise of stock options	3,921	—	5,058	5,104	20,416
Excess tax benefits from share-based payment arrangements	(2,166)	(73)	—	—	—
Provision for doubtful accounts and returns	19,282	(913)	3,100	3,118	1,050
(Amortization) accretion of (discount)/premium on investments	(2,159)	(418)	5,010	6,528	7,284
Loss on early extinguishment of debt	—	—	—	—	58,660
Changes in operating assets and liabilities:
Accounts receivable	(8,955)	1,436	(957)	(2,480)	2,753
Inventories	(7,940)	1,625	2,621	(1,160)	(5,535)
Other current assets	(3,749)	4,194	(1,942)	1,886	(1,472)
Accounts payable	(10,195)	27,220	4,557	15,580	(4,655)
Income taxes payable	(20,175)	17,255	5,974	9,524	232
Other current liabilities	23,259	(6,191)	(7,813)	(4,420)	3,143

Net cash (used in) provided by operating activities	(40,963)	147,990	45,465	129,981	127,964

Investing Activities:
Purchase of property and equipment	(4,450)	(748)	(1,829)	(2,913)	(4,594)
Proceeds from sale of property and equipment	—	—	—	—	131
Payment of direct merger costs	(27,420)	(5,811)	(129)	(7,454)	(633)
Payments for purchase of product rights	(2,164)	(481)	(3,085)	(3,296)	(84,116)
Proceeds from sale of product rights	—	—	—	—	12,100
Purchase of available-for-sale investments	(822,512)	(203,247)	(440,602)	(762,561)	(888,152)
Sale of available-for-sale investments	349,034	159,597	489,352	846,143	622,006
Maturity of available-for-sale investments	290,597	174,355	32,451	70,568	123,072
Decrease in restricted cash	—	—	—	—	53,837
Change in other assets	—	—	—	—	8

Net cash (used in) provided by investing activities Activities	(216,915)	123,665	76,158	140,487	(166,341)

Financing Activities:
Payment of financing costs	—	—	(6)	(6)	(5,276)
Payment of dividends	(6,581)	(3,295)	(3,115)	(6,370)	(5,536)
Purchase of treasury stock	—	—	(150,000)	(150,000)	—
Excess tax benefits from share-based payment arrangements	2,166	73	—	—	—
Proceeds from the exercise of stock options	18,693	430	15,674	16,583	51,433

Net cash provided by (used in) financing activities	14,278	(2,792)	(137,447)	(139,793)	40,621

Effect of exchange rate on cash and cash equivalents	(78)	349	724	489	31

Net (decrease) increase in cash and cash equivalents	(243,678)	269,212	(15,100)	131,164	2,275
Cash and cash equivalents at beginning of period	446,997	177,785	46,621	46,621	44,346

Cash and cash equivalents at end of period	$203,319	$446,997	$31,521	$177,785	$46,621

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
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 17 branded products. Its primary brands are OMNICEF®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS™ Cream, and ZIANA™ Gel.
     On March 17, 2006, Medicis entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the U.S., Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® for medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan.
     The consolidated financial statements include the accounts of Medicis and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
     Effective December 31, 2005, the Company changed its fiscal year end from June 30 to December 31. This change was made in order to align the Company’s fiscal year end with other companies within the industry. The audited calendar year January 1, 2006 to December 31, 2006, is referred to as “2006.” The resulting six-month period ended December 31, 2005 may be referred to herein as the “Transition Period.” The six-month period ended December 31, 2004 is unaudited and may be referred to herein as the “comparable 2004 six months”. The Company refers to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005” and the period beginning July 1, 2003 and ending June 30, 2004 as “fiscal 2004”.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
     At December 31, 2006, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Short-Term and Long-Term Investments
     The Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in operations. On an ongoing basis, the Company evaluates its available-for-sale securities to determine if a decline in value is other-than-temporary. A decline in market value of any available-for-sale security below cost that is determined to be other-than-temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. Realized gains and losses and interest and dividends on securities are included in interest and investment income. The cost of securities sold is calculated using the specific identification method.
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
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of December 31, 2006 and 2005, there are no costs capitalized into inventory for products that have not yet received regulatory approval.
     Inventories are as follows (amounts in thousands):

	DECEMBER 31,
	2006	2005
Raw materials	$8,637	$6,436
Finished goods	19,709	13,925
Valuation reserve	(1,330)	(1,285)

Total inventories	$27,016	$19,076

Property and Equipment
     Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following (amounts in thousands):

	DECEMBER 31,
	2006	2005
Furniture, fixtures and equipment	$12,330	$10,064
Leasehold improvements	2,203	1,994

	14,533	12,058
Less: accumulated depreciation	(7,957)	(6,642)

	$6,576	$5,416

     Total depreciation expense for property and equipment was approximately $2.8 million, $1.4 million, $1.2 million (unaudited), $2.6 million and $1.7 million for 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, respectively.

Goodwill
     Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. The goodwill is subjected to this annual impairment test typically during the last quarter of the Company’s fiscal year. The impairment review process compares the fair value of the reporting unit to its carrying value. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income. As of December 31, 2006, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
     Intangible Assets
     The Company has in the past made acquisitions of license agreements, product rights, and other identifiable intangible assets. Intangible assets subject to amortization were approximately $169.2 million and $239.8 million as of December 31, 2006 and 2005, respectively. The Company amortizes intangible assets over their expected useful lives, which range between five and 25 years. Total intangible assets as of December 31, 2006 and 2005 were as follows (dollars in thousands):

		December 31, 2006			December 31, 2005
	Weighted		Accumulated			Accumulated
	Average Life	Gross	Amortization	Net	Gross	Amortization	Net
Related to product line acquisitions	15.7	$234,314	$(72,299)	$162,015	$306,324	$(73,879)	$232,445
Related to business combinations	7.5	5,082	(2,996)	2,086	5,082	(1,824)	3,258
Patents and trademarks	18.5	6,052	(946)	5,106	4,888	(755)	4,133

Total intangible assets		$245,448	$(76,241)	$169,207	$316,294	$(76,458)	$239,836

     Total amortization expense was approximately $20.2 million, $11.0 million, $9.0 million (unaudited), $19.8 million and $15.1 million for 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, respectively. Based on the intangible assets recorded at December 31, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: approximately $19.4 million for the year ended December 31, 2007, approximately $19.0 million for the year ended December 31, 2008, approximately $16.5 million for the year ended December 31, 2009, and approximately $13.9 million for the years ended December 31, 2010 and December 31, 2011.
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
     During the quarter ended December 31, 2005, a long-lived asset related to the Company’s DYNACIN® capsule products was determined to be impaired based on the Company’s analysis of the long-lived asset’s carrying value and projected future cash flows. Factors affecting the long-lived asset’s future cash flows included the Company’s promotional focus on its DYNACIN® tablet products, and competitive pressures in the marketplace. As a result of the impairment analysis, the Company recorded a write-down of approximately $9.2 million related to this long-lived asset.
Deferred Financing Costs
     Deferred financing costs represent fees and other costs incurred in connection with the June 2002 issuance of the 2.5% Contingent Convertible Senior Notes Due 2032 and the August 2003 issuance of the 1.5% Contingent Convertible Senior Notes Due 2033. These costs are being amortized as interest expense on a basis that approximates the effective interest method over the five-year period that ends on the initial Put date of the Notes. Accumulated amortization amounted to approximately $8.5 million as of December 31, 2006.
Managed Care and Medicaid Reserves
     Rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. The Company records provisions for rebates by estimating these liabilities as products are sold, based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel, and prescription trends.

Other Current Liabilities
     Other current liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2006	2005
Accrued incentives	$13,479	$6,506
Managed care and Medicaid reserves	7,111	6,081
Legal reserves	10,500	351
Other accrued expenses	16,713	11,257

	$47,803	$24,195

Revenue Recognition
     Revenue from product sales is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and other adjustments are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by the Company’s management as its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.
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
     The Company does not provide any material forms of price protection to its wholesale customers and permits product returns if the product is damaged, or, depending on the customer, if it is returned within six months prior to expiration or up to 12 months after expiration. The Company’s customers consist principally of financially viable wholesalers, and depending on the customer, revenue is based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions. As a general practice, the Company does not ship product that has less than 15 months until its expiration date. The Company also authorizes returns for damaged products and credits for expired products in accordance with its returned goods policy and procedures. The shelf life associated with the Company’s products is up to 36 months depending on the product. The majority of the Company’s products have a shelf life of approximately 18-24 months.
Advertising
     The Company expenses advertising as incurred. Advertising expenses for 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004 were approximately $34.6 million, $12.9 million, $13.3 million (unaudited), $24.2 million and $22.5 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.
Share-Based Compensation
     At December 31, 2006, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The effect of SFAS No. 123R increased the net loss before income tax benefit for 2006 by approximately $26.1 million, and increased the net loss for 2006 by approximately $19.0 million. As a result, the net loss per common share for 2006 was increased $0.35.
     The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2006, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to December 31, 2006, was approximately $39.6 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $2.2 million of excess tax benefits were recognized during 2006.
     A summary of stock option activity within the Company’s stock-based compensation plans and changes for 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2005	14,379,336	$27.21

Granted	91,125	$31.38
Exercised	(999,831)	$20.43
Terminated/expired	(481,619)	$30.60

Balance at December 31, 2006	12,989,011	$27.63	5.56	$105,812,000

     The intrinsic value of options exercised during 2006 was $13,258,954. Options exercisable under the Company’s share-based compensation plans at December 31, 2006 were 8,555,147, with an average exercise price of $25.45, an average remaining contractual term of 4.9 years, and an aggregate intrinsic value of $85,433,979.
     A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of December 31, 2006, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	12,528,566	$27.61	5.6	$102,360,180
Exercisable	8,293,843	$25.44	4.9	$82,922,424

     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Twelve Months Ended	Six Months Ended	Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2004
			(UNAUDITED)
Expected dividend yield	0.4%	0.4%	0.3%
Expected stock price volatility	0.36	0.36	0.44
Risk-free interest rate	4.5% to 4.6%	4.1% to 4.2%	3.6%
Expected life of options	7 Years	6 to 8 Years	5 Years

	Twelve Months Ended	Twelve Months Ended
	June 30, 2005	June 30, 2004
Expected dividend yield	0.3%	0.3%
Expected stock price volatility	0.44	0.49
Risk-free interest rate	3.6%	3.3%
Expected life of options	5 Years	5 Years
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
     The weighted average fair value of stock options granted during 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004 was $14.00, $14.15, $16.08 (unaudited), $11.66 and $10.17, respectively.
     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

	6 Months	12 Months	12 Months
	Ended	Ended	Ended
	December 31, 2004	June 30,2005	June 30, 2004
	(UNAUDITED)
Net income, as reported	$21,223	$64,990	$30,840
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,195	21,813	17,078

Pro-forma net income	$11,028	$43,177	$13,762

Net income per common share:
Basic, as reported	$0.38	$1.18	$0.55
Basic, pro forma	$0.20	$0.78	$0.25
Diluted, as reported	$0.34	$1.01	$0.52
Diluted, pro forma	$0.20	$0.70	$0.23
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During 2006, 163,025 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004 was approximately $2.0 million, $0.7 million, $0.3 million (unaudited), $0.5 million and $0.5 million, respectively. As of December 31, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2006, was approximately $7.3 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.2 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for 2006 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2005	212,260	$29.65

Granted	163,025	$28.83
Vested	(69,456)	$26.07
Forfeited	(10,250)	$31.43

Nonvested at December 31, 2006	295,579	$29.98

     The total fair value of restricted shares vested during 2006, the Transition Period, the comparable 2004 six months and fiscal 2005 was $1.8 million, $0.6 million, $0.4 million (unaudited) and $0.4 million, respectively. No restricted shares vested during fiscal 2004.
     See Note 18 for further discussion of the Company’s share-based employee compensation plans.
Shipping and Handling Costs
     Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004 were approximately $2.4 million, $1.4 million, $1.6 million (unaudited), $3.1 million and $3.1 million, respectively.
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
     The Company’s policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) approval related directly to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. In addition, if the Company acquires product rights which are in the development phase and to which the Company has no assurance that the third party will successfully complete its development milestones or that the product will gain regulatory approval, the Company expenses such payments.
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate because of state and local taxes, tax-exempt interest, charitable contribution deductions, nondeductible expenses and research and development tax credits available in the U.S. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions it uses to estimate its annual effective tax rate, including factors such as its mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of research and development tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities. The Company records valuation allowances against its deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.
Legal Contingencies
     In the ordinary course of business, the Company is involved in legal proceedings involving regulatory inquiries, contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims, beyond what the Company has already accrued for, will have a material adverse effect on its results of operations or financial condition. See Note 14 for further discussion.
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
Earnings Per Common Share
     Basic and diluted earnings per common share are calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Because the Company has Contingently Convertible Debt (see Note 13), diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net income per common share is calculated by adjusting net income for tax-effected net interest and issue costs on the Contingent Convertible Debt, divided by the weighted average number of common shares outstanding assuming conversion. The Company adopted EITF 04-8 during fiscal 2005, and all earnings per share amounts reflect the adoption of EITF 04-8.
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
Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end. The fair market value approximates $508.5 million at December 31, 2006.
Supplemental Disclosure of Cash Flow Information
     During 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, the Company made interest payments of $8.5 million, $4.2 million, $4.2 million (unaudited), $8.5 million and $8.8 million, respectively.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Statements and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. The Company is currently evaluating SFAS No. 159 and its impact, if any, on the Company’s consolidated results of operations and financial condition.
NOTE 3. CHANGE IN ESTIMATE
     During the three months ended December 31, 2006, the Company experienced a decline in demand for certain of its products, primarily VANOS™. As a result, the Company increased the sales returns reserves by approximately $8.9 million during the three months ended December 31, 2006, specifically related to VANOS™. The Company will continue to monitor demand for this product and will adjust its sales reserves accordingly in the future. The effect of this change on the net loss for 2006 was to increase the net loss by approximately $5.8 million or $0.11 per common share.
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

NOTE 4. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: Pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION® SOLODYN®, TRIAZ® and ZIANA™. The non-acne dermatological product lines include LOPROX®, OMNICEF®, RESTYLANE® and VANOS™. The non-dermatological product lines include AMMONUL®, and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics. ORAPRED® was one of the Company’s non-dermatological product lines until it was licensed to BioMarin Pharmaceutical Inc. (“BioMarin”) in May 2004 (see Note 8).
     The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists, podiatrists and plastic surgeons. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies and others. Currently, all products are sold primarily to wholesalers and retail chain drug stores. Prior to October 2006, BUPHENYL® was primarily sold directly to hospitals and pharmacies. Prior to the Company’s licensing of ORAPRED® to BioMarin in May 2004, the Company also promoted its pharmaceutical products to pediatricians. During 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, two wholesalers accounted for the following portions of the Company’s net revenues:

		SIX MONTHS ENDED
		DECEMBER 31,
	2006	2005	2004	FISCAL 2005	FISCAL 2004
			(Unaudited)
McKesson	56.8%	54.9%	50.8%	51.2%	36.9%
Cardinal	19.3%	18.9%	19.7%	21.8%	23.8%
     McKesson is the sole distributor for the Company’s RESTYLANE® products in the U.S. and Canada. RESTYLANE®, the Company’s highest-selling product during 2006, the Transition Period and fiscal 2005, was launched in the U.S. in January 2004.
     The percentage of net revenues for each of the product categories is as follows:

		SIX MONTHS ENDED
		DECEMBER 31,		FISCAL	FISCAL
	2006	2005	2004	2005	2004
			(Unaudited)
Acne and acne-related dermatological products	45%	28%	33%	30%	30%
Non-acne dermatological products	45	59	44	47	51
Non-dermatological products	10	13	23	23	19

Total net revenues	100%	100%	100%	100%	100%

NOTE 5. STRATEGIC COLLABORATIONS
     On June 19, 2006, Medicis entered into an exclusive start-up development agreement with a German company for the development of a dermatologic product. Under terms of the agreement, Medicis made an initial payment of $1.0 million upon signing of the contract. Medicis will be required to pay a milestone payment of $3.0 million upon execution of a Development and License Agreement between the parties. In addition, Medicis will pay approximately $16.0 million upon successful completion of certain clinical milestones and approximately $12.0 million upon the first commercial sales of the product in the U.S. The Company will also make additional milestone payments upon the achievement of certain commercial milestones. The $1.0 million payment was recognized as a charge to research and development expense during 2006.

     On September 26, 2002, Medicis entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, as amended, Medicis made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, a development milestone payment of $2.4 million to Dow during fiscal 2004, and development milestone payments totaling $11.9 million during the Transition Period. These payments were recorded as charges to research and development expense in the periods in which the milestones were achieved. During the quarter ended December 31, 2006, the product, ZIANA™, was approved by the FDA, and in accordance with the agreement between the parties, Medicis made an additional payment of $1.0 million to Dow for the achievement of this milestone. The $1.0 million payment was recorded as a long-lived asset in the Company’s consolidated balance sheets.
     On June 26, 2002, Medicis entered into an exclusive strategic alliance with AAIPharma, Inc. (“AAIPharma”) for the development, commercialization and license of a key dermatologic product. Medicis made an initial payment of $7.7 million to AAIPharma during fiscal 2002, a development milestone payment of $6.0 million during fiscal 2003, and had potential additional payments to be made to AAIPharma upon the successful completion of various development milestones. The $7.7 million initial payment and the $6.0 million development milestone payment were recorded as charges to research and development expense during fiscal 2002 and fiscal 2003, respectively. On January 28, 2005, the Company amended its strategic alliance with AAIPharma. The consummation of the amendment did not affect the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to Medicis, and provided that AAIPharma would continue to assist Medicis with the development of the product on a fee for services basis. Medicis had no financial obligations to pay AAIPharma on the attainment of additional clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005, as part of the amendment and the assumption of all liabilities associated with the project. The product, SOLODYN®, was approved by the FDA on May 8, 2006.
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
     On December 13, 2004, the Company entered into an exclusive development and license agreement and other ancillary agreements with Ansata Therapeutics, Inc. (“Ansata”). The development and license agreement granted Medicis the exclusive, worldwide rights to Ansata’s early stage, proprietary antimicrobial peptide technology. In accordance with the development and license agreement, Medicis paid $5 million upon signing of the contract, and would have been required to make additional payments for the achievement of certain development milestones. In June 2006, the development project was terminated. Medicis has no current or future obligations related to this project. The initial $5 million payment was recorded as a charge to research and development expense during the second quarter of fiscal 2005. The Company also incurred approximately $0.5 million of professional fees related to the completion of the agreements, which was included in selling, general and administrative expenses during the second quarter of fiscal 2005.
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

NOTE 6. DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN TYPE A PRODUCT KNOWN AS RELOXIN®
     On March 17, 2006, the Company entered into a development and distribution agreement with Ipsen, whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan. Upon execution of the development and distribution agreement, Medicis made an initial payment to Ipsen in the amount of $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan.
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
NOTE 7. TERMINATION OF DEFINITIVE MERGER AGREEMENT WITH INAMED CORPORATION
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
     From the inception of the proposed transaction with Inamed through the termination of the Agreement, the Company had incurred approximately $14.0 million of professional and other costs related to the transaction. These costs, which were maintained in other long-term assets in our consolidated balance sheet during the transaction approval process, were expensed upon termination of the Agreement. As a result of the termination, the Company was required to pay Deutsche Bank Trust Company Americas (“Deutsche Bank”) a fee pursuant to a provision in Deutsche Bank’s merger engagement letter whereby Deutsche Bank was entitled to a portion of the termination fee. This fee was included in accounts payable in the Company’s consolidated balance sheets as of December 31, 2005. The Company also incurred business integration costs related to the transaction, including the planning for and implementation of integration activities. These costs were expensed as incurred. During the Transition Period, the Company incurred approximately $4.4 million of business integration planning costs. These costs were primarily consulting and other professional fees.
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
NOTE 8. LICENSE OF ORAPRED® TO BIOMARIN
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
     On January 12, 2005, BioMarin and the Company entered into amendments to the Securities Purchase Agreement and License Agreement entered into on May 18, 2004, a Convertible Promissory Note (the “Convertible Note”) and a Settlement and Mutual Release Agreement (collectively the “Agreements”). Under the terms of the Agreements, transaction payments from BioMarin to Medicis previously totaling $175 million were reduced to $159 million. Beginning with license payments relating to ORAPRED® to be made by BioMarin after July 2005, license payments totaling $93 million were reduced pro rata to $88.4 million. Consideration to be received by Medicis from BioMarin in 2009 for the option relating to the purchase of all outstanding shares of Ascent Pediatrics were reduced from $82 million to $70.6 million. Medicis took full financial responsibility for contingent payments due to former Ascent Pediatric shareholders without the $5 million in offset payments that would have been paid by BioMarin to Medicis after July 1, 2005. Contingent payments are due to former Ascent Pediatric shareholders from Medicis only if revenue from Ascent Pediatric products exceeds certain thresholds. In addition, Medicis reimbursed BioMarin for actual returns, up to certain agreed-upon limits, of ORAPRED® finished goods received by BioMarin during the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.
     Additionally, per the terms of the Agreements, Medicis has made available to BioMarin the ability to draw down on a Convertible Note up to $25 million beginning July 1, 2005. The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. No monies have been advanced to-date. In conjunction with the Agreements, BioMarin and Medicis entered into a settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by the parties other than certain continuing obligations in accordance with the terms of the parties’ agreements. As of December 31, 2006, BioMarin had paid $81.9 million to Medicis under the license agreement, which represents all scheduled payments due through that date under the license agreement.
NOTE 9. ACQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP
     On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™. RESTYLANE® has been approved by the FDA for use in the U.S. RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ have been approved for use in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, $19.4 million in May 2004 upon certain cumulative commercial milestones being achieved and will pay approximately $29.1 million upon FDA approval of PERLANE®. Payments and costs related to this acquisition are capitalized as a long-lived asset and are amortized over 15 years beginning in March 2003.
NOTE 10. LICENSE AND SALE OF PRODUCTS TO TARO PHARMACEUTICAL INDUSTRIES, LTD.
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
     On January 14, 2003, Taro licensed with an option to purchase from Medicis four branded prescription product lines for sale in the U.S. and Puerto Rico. The license agreement was effective on January 14, 2003 and extended through June 1, 2004, after which Taro had the option to purchase the product lines. Medicis received quarterly license payments from Taro during the term of the agreement. Under terms of the agreement, Taro licensed from Medicis the following four brands: TOPICORT® (desoximetasone), a topical corticosteroid used for inflammatory skin diseases; A/T/S® (erythromycin), a topical antibiotic used in the treatment of acne; OVIDE® (malathion), a pediculicide used in the treatment of head lice; and PRIMSOL® (trimethoprim HCI), an antibiotic oral solution for children with acute otitis media, or middle ear infections. Taro purchased the product lines at the end of the term of the agreement for $12.1 million. The carrying value of the long-lived assets related to these products was written off as of the sale date, and a loss of approximately $32,000 was recognized during fiscal 2004 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company additionally incurred approximately $350,000 of professional fees related to the transaction.
NOTE 11. MERGER OF ASCENT PEDIATRICS, INC.
     As part of its merger with Ascent completed in November 2001, the Company may have been required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period through November 30, 2006, subject to certain deductions and set-offs. During the five-year period, the Company from time to time assessed the probability and likelihood of payment in the coming respective November period based on current sales trends. A total of approximately $27.4 million was included in short-term contract obligation in the Company’s consolidated balance sheets as of December 31, 2005, representing the first four years’ Contingent Payments. Pursuant to the merger agreement, payment of the contingent portion of the purchase price was withheld pending the final outcome of certain pending litigation. The Company distributed the accumulated $27.4 million in Contingent Payments to the former shareholders of Ascent during the three months ended March 31, 2006, as the pending litigation matter was settled in Medicis’ favor. In addition, the Company settled an additional dispute during May 2006, which was initiated in March 2006, relating to the concluded lawsuit. A $1.8 million settlement was recognized as a charge to selling, general and administrative expense during the three months ended March 31, 2006. For the fifth and final twelve month period ended November 30, 2006, sales threshold milestones were not met and no additional Contingent Payment became payable.
NOTE 12. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s short-term and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At December 31, 2006, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $350.9 million and $130.3 million, respectively.

     The following is a summary of available-for-sale securities (amounts in thousands):

	DECEMBER 31, 2006
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$224,547	$59	$206	$224,400
Other debt securities	256,917	50	135	256,832

Total securities	$481,464	$109	$341	$481,232

	DECEMBER 31, 2005
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$73,398	$92	$274	$73,216
Other debt securities	222,736	2	419	222,319

Total securities	$296,134	$94	$693	$295,535

     During 2006, the Transition Period, the comparable six month period in 2004, fiscal 2005 and fiscal 2004, the gross realized gains on sales of available-for-sale securities totaled $430,122, $658, $217,361 (unaudited), $231,766 and $1,360,154, respectively, and the gross realized losses totaled $8,547, $599,200, $320,382 (unaudited), $1,117,366 and $236,427, respectively. Such amounts of gains and losses are determined based on the specific identification method and are included in interest and investment income. The net adjustment to unrealized gains during 2006, the Transition Period, the comparable six month period in 2004, fiscal 2005 and fiscal 2004 on available-for-sale securities included in stockholders’ equity totaled $235,718, $636,777, $(107,204) (unaudited), $(75,721) and $(3,451,343), respectively. The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2006, by maturity, are shown below (amounts in thousands).

	DECEMBER 31, 2006
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$158,167	$158,153
Due after one year through five years	281,461	281,242
Due after five years through 10 years	—	—
Due after 10 years	41,836	41,837

	$481,464	$481,232

     At December 31, 2006, approximately $192.8 million of the $323.1 million in estimated fair value expected to mature greater than one year has been classified as short-term investments since these investments are in an unrealized gain position. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations.
     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate securities	$150,268	$172	$11,720	$36
Other debt securities	82,344	133	—	—

Total securities	$232,612	$305	$11,720	$36

     The unrealized losses on the Company’s investments were caused primarily by interest rate increases. It is expected that the investments will not be settled at a price less than the amortized cost. Because the Company has the ability to and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2006.
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
     During the quarters ended December 31, 2006, December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2006, December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The holders of Old Notes have this conversion right only until March 31, 2007. During the quarters ended September 30, 2006, June 30, 2006, March 31, 2006, June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended September 30, 2004 and March 31, 2004, outstanding principal amounts of $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. During the two months ended February 28, 2007, outstanding principal in the amount of $5,000 of Old Notes was converted into shares of the Company’s Class A common stock.

NOTE 14. COMMITMENTS AND CONTINGENCIES
Occupancy Arrangements
     The Company presently occupies approximately 75,000 square feet of office space in Scottsdale, Arizona, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $2.2 million, $1.2 million, $1.1 million (unaudited), $2.3 million and $2.1 million for 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, respectively. Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement that expires in February 2008.
     During July 2006, the Company executed a lease agreement for new headquarter office space. The first phase is for 150,000 square feet with the right to expand. The term of the lease is twelve years. Occupancy of the new headquarter office space, which is located approximately one mile from the Company’s current headquarter office space in Scottsdale, Arizona, is expected to occur in 2008.
     During October 2006, the Company executed a lease agreement for additional headquarter office space to accommodate its current needs and future growth. Approximately 21,000 square feet of office space is being leased for a period of three years. Occupancy of the additional headquarter office space, which is located approximately one mile from the Company’s current headquarter office space in Scottsdale, Arizona, is expected to occur in 2007.
     At December 31, 2006, approximate future lease payments under the Company’s operating leases are as follows (amounts in thousands):

YEAR ENDING DECEMBER 31,
2007	$2,371
2008	2,537
2009	4,329
2010	6,174
2011	4,333
Thereafter	36,116

$55,860

Research and Development and Consulting Contracts
     The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At December 31, 2006, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.
Litigation
     The government notified the Company on December 14, 2004, that it is investigating claims that the Company violated the federal False Claims Act in connection with the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products (“LOPROX®”) to pediatricians during periods prior to the Company’s May 2004 disposition of the Company’s pediatric sales division. In April 2006, the Company offered $6.0 million to resolve the government’s civil claims contingent on the execution of appropriate releases. The Justice Department countered with a demand of $12.8 million to resolve the civil claims that the government is prepared to pursue. In May 2006, the Company countered with an offer of $8.0 million that was contingent on resolving other aspects of the government’s investigation to the satisfaction of the Company. In June 2006, the Justice Department countered with a $10.0 million offer for settlement. On or around October 5, 2006 the parties agreed in principle to resolve all federal and state civil claims against the Company for $9.8 million. As of December 31, 2006, the Company has accrued a loss contingency of $10.2 million for this matter in connection with the possibility of additional expenses related to the settlement amount. Of this amount, $6.0 million was recorded during the three months ended March 31, 2006, $2.0 million was recorded during the three months ended June 30, 2006, and $2.2 million was recorded during the three months ended September 30, 2006. This loss contingency is included in other current liabilities as of December 31, 2006 in the accompanying consolidated balance sheets, and is included in selling, general and administrative expenses for the year ended December 31, 2006 in the accompanying consolidated statements of income.
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
NOTE 15. INCOME TAXES
     The provision for income taxes consists of the following (amounts in thousands):

	YEAR ENDED	SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,	DECEMBER 31,		JUNE 30,
	2006	2005	2004	2005	2004
			(Unaudited)
Current
Federal	$14,172	$26,780	$13,392	$27,516	$15,831
State	1,415	1,543	822	1,215	861
Foreign	3,870	750	110	156	109

	19,457	29,073	14,324	28,887	16,801

Deferred
Federal	(58,068)	1,366	(2,854)	4,456	(1,404)
State	(2,185)	45	(142)	787	(80)
Foreign	—	18	—	(18)	—

	(60,253)	1,429	(2,996)	5,225	(1,484)

Total	$(40,796)	$30,502	$11,328	$34,112	$15,317

     Current income tax expense does not reflect benefit of $3.9 million,. $0.1 million, $5.1 million (unaudited), $5.1 million and $20.4 million for 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, respectively, related to the vesting of restricted stock and exercise of employee stock options recorded directly to “Additional paid-in-capital” in the Company’s consolidated statements of stockholders’ equity. During the Transition Period, the Company reduced “Additional paid-in-capital” by $5.7 million to properly record the amount of excess tax benefits attributable to the prior fiscal years.

     The reconciliations of the U.S. federal statutory rate to the combined effective tax rate used to determine income tax expense (benefit) are as follows:

	YEAR ENDED	SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,	DECEMBER 31,		JUNE 30,
	2006	2005	2004	2005	2004
			(Unaudited)
Statutory federal income tax rate	(35.0)%	35.0%	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	(1.1)	1.3	1.4	1.4	1.8
Share-based payments	1.9	1.6	—	—	—
Foreign taxes	2.4	—	—	—	—
Tax exposures reserve	(4.2)	1.4	—	0.1	0.7
Non-deductible items	3.2	0.6	—	1.2	3.0
Tax-exempt interest	—	—	(2.4)	(1.0)	(4.0)
Credits and other	(2.2)	(1.9)	0.8	(2.3)	(3.3)

	(35.0)%	38.0%	34.8%	34.4%	33.2%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2006		2005
	Current	Long-term	Current	Long-term
Deferred tax assets:
Net operating loss carryforwards	$—	$5,340	$—	$6,315
Reserves and liabilities	22,963	—	11,810	—
Unrealized losses on securities	84	—	215	—
Excess of net book value over tax basis of intangible assets	—	68,105	—	8,885
Share-based payment awards	—	10,199	—	4,200
Foreign tax credit	—	—	713	—
Depreciation on property and equipment	—	38	—	—
Capital loss carryover	—	426	—	892
Charitable contributions, other	—	1,783	—	824

	23,047	85,891	12,738	21,116

Deferred tax liabilities:
Depreciation on property and equipment	—	—	—	(455)
Bond interest	—	(44,650)	—	29,233)

Net deferred tax assets (liabilities)	$23,047	$41,241	$12,738	$(8,572)

     At December 31, 2006, the Company has a federal net operating loss carryforward of approximately $15.3 million that begins expiring in varying amounts in the years 2008 through 2020 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. The federal net operating loss of $15.3 million is net of the Section 382 limitation, thus, representing the Company’s estimate of the net operating loss carryforward that will be realized. The deferred tax assets and liabilities and valuation allowance at December 31, 2005 have been reclassified to conform to the December 31, 2006 presentation.
     At December 31, 2006, the Company had a charitable contribution carryover of approximately $4.9 million. The charitable contribution carryover will begin to expire in 2008 if not previously utilized. Additionally, the Company has a capital loss carryover of $1.2 million of which $0.2 million has been realized for tax purposes and will begin to expire in 2008 if not previously utilized. The remaining $1.0 million of the capital loss is subject to a five-year carryover period that will commence once the capital loss is realized for tax purposes.
     The Company recorded a deferred tax asset of approximately $84,000, $215,000, $617,000 (unaudited), $586,000 and $555,000 for 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, respectively, relating to unrealized losses on available-for-sale securities presented in other comprehensive income in stockholders’ equity.

     During 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, the Company made net tax payments of $35.7 million, $11.8 million, $3.1 million (unaudited) and $13.9 million, respectively. The Company received net tax refunds of $3.7 million during fiscal 2004.
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2004. The Company and its consolidated subsidiaries received a final notice of proposed assessment in January 2007 from the Arizona Department of Revenue for fiscal years ended 2001 through 2004. The Company has filed a protest of the final assessment from the Arizona Department of Revenue. The Company does not believe that an unfavorable resolution to the matters under protest will have a material effect on the financial position of the Company. The Company continually assesses its tax filing positions and believes that an adequate provision for taxes has been made for all open years that may be subject to audit.
NOTE 16. STOCK TRANSACTIONS
     Class A common stock has one vote per share. During September 2004, all 758,032 outstanding shares of the Company’s Class B common stock were exchanged for 758,032 shares of the Company’s Class A common stock. As of December 31, 2005, there were no shares of Class B common stock outstanding.
     During the three months ended December 31, 2004 and September 30, 2004, Medicis purchased 2,177,286 and 1,743,800 shares of its Class A common stock in the open market at an average price of $38.65 and $37.76 per share, respectively. These stock purchases were made in accordance with a stock repurchase program that was approved by the Company’s Board of Directors in August 2004. This program provided for the repurchase of up to $150.0 million of Class A common stock at such times as management determined. As of December 31, 2005, the Company had repurchased a total of approximately $150.0 million of Class A common stock pursuant to this program, all during the six months ended December 31, 2004. As the purchase limit had been reached, the plan was terminated. During 2006 and the Transition Period, Medicis did not purchase any of its shares of Class A common stock. The timing and amount of any future payments will depend on market conditions and corporate considerations.
NOTE 17. DIVIDENDS DECLARED ON COMMON STOCK
     During 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, the Company paid quarterly cash dividends aggregating $6.6 million, $3.3 million, $3.1 million (unaudited), $6.4 million, $5.5 million, respectively, on its common stock. In addition, on December 14, 2006, the Company declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2007 to stockholders of record at the close of business on January 2, 2007. The $1.7 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2006. Prior to these dividends, the Company had not paid a cash dividend on our common stock. The Company has not adopted a dividend policy.

NOTE 18. STOCK OPTION PLANS
     As of December 31, 2006, the Company has seven active Stock Option Plans (the 2006, 2004, 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). Of these seven Plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. As of December 31, 2006, the 2006, 2004, 2002, 1998, 1996, 1995 and 1992 Plans had the following options outstanding: 52,500, 360,325, 4,822,137, 4,868,656, 1,101,041, 1,248,904, and 535,448, respectively. Except for the 2002 Stock Option Plan, which only includes non-qualified incentive options, the Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Options are granted at the fair market value on the grant date. Options outstanding at December 31, 2006 vary in price from $7.80 to $39.04, with a weighted average exercise price of $27.63 as is set forth in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$7.80 - $15.30	1,010,349	2.23	$11.49	1,010,349	$11.49
$15.42 - $18.33	1,792,567	5.44	$18.28	1,242,125	$18.25
$18.57 - $23.16	266,610	5.37	$21.63	184,830	$21.14
$23.29 - $26.95	1,888,448	4.61	$26.72	1,834,268	$26.76
$26.98 - $27.63	1,818,832	3.60	$27.63	1,806,232	$27.63
$27.70 - $29.13	127,110	5.97	$28.35	71,100	$28.24
$29.20 - $29.20	2,196,510	6.58	$29.20	1,044,114	$29.20
$29.25 - $32.56	1,304,855	6.80	$31.61	565,279	$30.93
$32.81 - $36.06	74,000	6.27	$33.80	36,160	$33.87
$38.45 - $39.04	2,509,730	7.55	$38.48	760,690	$38.56

	12,989,011	5.56	$27.63	8,555,147	$25.45

     A summary of stock options granted within the Plans and related information for 2006, the Transition Period, fiscal 2005 and fiscal 2004 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price
Balance at June 30, 2003	3,206,462	9,575,130	12,781,592	$21.11

Granted	10,272	3,403,248	3,413,520	$29.32
Exercised	(1,383,395)	(1,526,179)	(2,909,574)	$17.68
Terminated/expired	(275,772)	(985,822)	(1,261,594)	$25.41

Balance at June 30, 2004	1,557,567	10,466,377	12,023,944	$23.82

Granted	—	2,795,890	2,795,890	$38.48
Exercised	(269,554)	(542,216)	(811,770)	$20.43
Terminated/expired	(62,896)	(296,790)	(359,686)	$28.82

Balance at June 30, 2005	1,225,117	12,423,261	13,648,378	$26.89

Granted	—	843,550	843,550	$32.43
Exercised	(9,552)	(8,444)	(17,996)	$23.87
Terminated/expired	(10,626)	(83,970)	(94,596)	$28.85

Balance at December 31, 2005	1,204,939	13,174,397	14,379,336	$27.21

Granted	—	91,125	91,125	$31.38
Exercised	(260,756)	(739,075)	(999,831)	$20.43
Terminated/expired	(18,394)	(463,225)	(481,619)	$30.60

Balance at December 31, 2006	925,789	12,063,222	12,989,011	$27.63

NOTE 19. NET (LOSS) INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	YEAR ENDED	SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,	DECEMBER 31,		JUNE 30,
	2006	2005	2004	2005	2004
			(Unaudited)
BASIC

Net (loss) income	$(75,849)	$49,721	$21,223	$64,990	$30,840

Weighted average number of common shares outstanding	54,688	54,323	55,972	55,196	55,618

Basic net (loss) income per common share	$(1.39)	$0.92	$0.38	$1.18	$0.55

DILUTED

Net (loss) income	$(75,849)	$49,721	$21,223	$64,990	$30,840

Add:
Tax-effected interest expense and issue costs related to Old Notes	—	1,677	1,675	3,347	3,884
Tax-effected interest expense and issue costs related to New Notes	—	1,677	1,677	3,353	2,925

Net (loss) income assuming dilution	$(75,849)	$53,075	$24,575	$71,690	$37,649

Weighted average number of common shares outstanding	54,688	54,323	55,972	55,196	55,618

Effect of dilutive securities:
Old Notes	—	5,823	5,823	5,823	6,777
New Notes	—	7,325	7,325	7,325	6,446
Stock options and restricted stock	—	2,301	3,040	2,565	3,640

Weighted average number of common shares assuming dilution	54,688	69,772	72,160	70,909	72,481

Diluted net (loss) income per common share	$(1.39)	$0.76	$0.34	$1.01	$0.52

     Diluted net (loss) income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net (loss) income per share is calculated by adjusting net (loss) income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion. All earnings per share amounts presented reflect the adoption of EITF 04-8.
     Due to the Company’s net loss during 2006, a calculation of diluted earnings per share is not required. For 2006, potentially dilutive securities consisted of restricted stock and stock options convertible into 2,228,059 shares in the aggregate, and 5,822,894 and 7,324,819 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively.
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
     The dilutive net income per common share computation for fiscal 2005 and fiscal 2004 excludes 2,734,600 and 5,393 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the respective fiscal years and were anti-dilutive.
NOTE 20. FINANCIAL INSTRUMENTS – CONCENTRATIONS OF CREDIT AND OTHER RISKS
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and accounts receivable.
     The Company maintains cash, cash equivalents and short-term and long-term investments primarily with two financial institutions that invest funds in short-term, interest-bearing, investment-grade, marketable securities. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables. The Company generally places its investments with high-credit quality counterparties. Investments in debt securities with original maturities of greater than six months consist primarily of AAA rated financial instruments and counterparties. The Company’s investments are primarily in direct obligations of the United States government or its agencies and municipal auction-rate securities.
     At December 31, 2006 and 2005, three customers comprised approximately 76.1% and 83.2%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk exists at December 31, 2006.
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
NOTE 21. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amount of cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of short-term and long-term investments approximates fair value because the longer-term instruments have interest rate reset features that regularly adjust to current market rates. The carrying amount of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term maturity of the amounts. The fair value of capital lease obligations, long-term debt and lines of credit approximate their carrying value as they are estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.
NOTE 22. DEFINED CONTRIBUTION PLAN
     The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. Beginning in April 2002, the Company began matching employee contributions at 50% of the first 3% of basic compensation contributed by the participants, and in April 2006 increased the matching contribution to 50% of the first 6% of basic compensation contributed by the participants. During 2006, the

Transition Period and fiscal 2005 the Company also made a discretionary contribution to the plan. During 2006, the Transition Period, the comparable 2004 six months, fiscal 2005 and fiscal 2004, the Company recognized expense related to matching and discretionary contributions under the Contribution Plan of $1,436,000, $442,000, $162,000 (unaudited), $803,000 and $340,000, respectively.
NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The tables below list the quarterly financial information for 2006, the Transition Period and fiscal 2005. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

	YEAR ENDED DECEMBER 31, 2006
	(FOR THE QUARTERS ENDED)
	MARCH 31, 2006 (a)	JUNE 30, 2006 (b)	SEPTEMBER 30, 2006 (c)	DECEMBER 31, 2006 (d)
Net revenues	$75,158	$85,032	$89,987	$99,067
Gross profit (1)	62,979	75,613	81,469	87,441
Net (loss) income	(88,543)	15,519	(20,677)	17,852
Basic net (loss) income per common share	$(1.63)	$0.28	$(0.38)	$0.32
Diluted net (loss) income per common share	$(1.63)	$0.25	$(0.38)	$0.27

	SIX MONTHS ENDED DECEMBER 31, 2005
	(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 2005 (e)	DECEMBER 31, 2005 (f)
Net revenues	$83,264	$80,690
Gross profit (1)	71,240	68,603
Net income	12,460	37,261
Basic net income per common share	$0.23	$0.69
Diluted net income per common share	$0.20	$0.56

	YEAR ENDED JUNE 30, 2005
	(FOR THE QUARTERS ENDED)
	SEPTEMBER 30, 2004 (g)	DECEMBER 31, 2004 (h)	MARCH 31, 2005 (i)	JUNE 30, 2005 (j)
Net revenues	$88,818	$92,349	$95,188	$100,544
Gross profit (1)	74,985	78,911	81,274	86,282
Net income	1,023	20,201	19,371	24,395
Basic net income per common share	$0.02	$0.37	$0.36	$0.45
Diluted net income per common share	$0.02	$0.31	$0.30	$0.38

(1)	Gross profit does not include amortization of the related intangibles.
Quarterly results were impacted by the following items:

(a)	Operating expenses included approximately $90.9 million related to the Company’s development and distribution agreement with Ipsen for the development of Reloxin®, $7.2 million of compensation expense related to stock options and restricted stock, $6.0 million related to a loss contingency for a legal matter and $1.8 million related to a settlement of a dispute related to the Company’s merger with Ascent.

(b)	Operating expenses included approximately $35.1 million related to the Company’s development and distribution agreement with Ipsen for the development of Reloxin®, $7.3 million of compensation expense related to stock options and restricted stock, and $2.0 million related to a loss contingency for a legal matter.

(c)	Operating expenses included approximately $52.6 million for the write-down of long-lived assets, $6.6 million of compensation expense related to stock options and restricted stock and $2.2 million related to a loss contingency for a legal matter.

(d)	Operating expenses included approximately $4.9 million of compensation expense related to stock options and restricted stock.

(e)	Operating expenses included approximately $7.7 million of compensation expense related to stock options and restricted stock, and approximately $0.7 million of business integration planning costs related to the proposed merger with Inamed.

(f)	Operating expenses included approximately $11.9 million paid to Dow related to a research and development collaboration, a charge of approximately $9.2 million for the write-down of a long-lived asset and approximately $7.3 million of compensation expense related to stock options and restricted stock. Other income included approximately $60.0 million related to a termination fee received from Inamed related to the termination of the proposed merger with Inamed, net of the expensing of accumulated transaction costs and business integration planning costs incurred.

(g)	Operating expenses included approximately $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQTM, and approximately $0.7 million of professional fees related to the agreement.

(h)	Operating expense included approximately $5.0 million paid to Ansata related to an exclusive development and license agreement, and approximately $0.5 million of professional fees related to the agreement.

(i)	Operating expenses included approximately $8.3 million paid to AAIPharma related to a research and development collaboration. Effective January 1, 2005, the Company changed the estimated useful life for certain intangible assets related to its merger with Ascent. This change increased amortization expense by approximately $0.8 million during the quarter ended March 31, 2005.

(j)	Operating expenses included approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed. Effective January 1, 2005, the Company accelerated the estimated useful life for certain intangible assets related to its merger with Ascent. This change increased amortization expense by approximately $0.8 million during the quarter ended June 30, 2005.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to
	beginning of	costs and	Charged to other		Balance at end of
Description	year	expenses	accounts	Deductions	year
Year Ended December 31, 2006
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$18,160	$128,602	—	$(109,319)	$37,443

Six Months Ended December 31, 2005
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$19,073	$42,755	—	$(43,668)	$18,160

Year Ended June 30, 2005
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$15,955	$95,979	—	$(92,861)	$19,073

Year Ended June 30, 2004
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$15,079	$96,263	—	$(95,387)	$15,955

S-1

Exhibit Index

Exhibit No.	Description
2.1	Agreement of Merger by and between the Company, Medicis Acquisition Corporation and GenDerm Corporation, dated November 28, 1997 (11)

2.2	Agreement of Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

3.1	Certificate of Incorporation of the Company, as amended (23)

3.2	Amended and Restated By-Laws of the Company (13)

4.1	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(26)

4.2	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (23)

4.3	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (19)

4.4	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee (25)

4.5	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc. (19)

4.6	Form of specimen certificate representing Class A common stock (1)

10.1	Asset Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (23)

10.2	Merger Termination Agreement, dated as of December 13, 2005, by and among the Company, Masterpiece Acquisition Corp., and Inamed Corporation(31)

10.3	Securities Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.4	Termination Agreement dated October 19, 2005 between the Company and Michael A. Pietrangelo(28)

10.5	License Agreement among the Company, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

Exhibit No.	Description
10.6	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.7(a)	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.7(b)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.7(c)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.7(d)	Third Amendment, dated December 30, 2005, to Employment Agreement between the Company and Jonah Shacknai(32)

10.8	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan(30)

10.9(a)	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.9(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(29)

10.10(a)	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(27)

10.10(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Option Plan, dated August 1, 2005(29)

10.11(a)	Medicis Pharmaceutical Corporation 1998 Stock Option Plan(33)

10.11(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(29)

10.11(c)	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(29)

10.12(a)	Medicis Pharmaceutical Corporation 1996 Stock Option Plan(34)

10.12(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(29)

10.13	Waiver Letter dated March 18, 2005 between the Company and Q-Med AB(27)

10.14	Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company (2)

10.15	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company (3)

10.16(a)	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.16(b)	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.16(c)	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.16(d)	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.16(e)	Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.16(f)	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (23)

10.17(a)	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.17(b)	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.17(c)	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.18(a)	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

10.18(b)	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.18(c)	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

Exhibit No.	Description
10.19	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.20	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.21	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.22	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.23	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.24	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

10.25	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.26	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

10.27	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.28	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.29	Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.30	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.31(a)	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.31(b)	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.32	Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)

10.33	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.34	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.35	Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.36	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

10.37	Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

10.38	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

10.39	Medicis Pharmaceutical Corporation 1992 Stock Option Plan(35)

Exhibit No.		Description
10.40		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.41		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.42		Letter Agreement dated as of March 13, 2006 among Medicis Pharmaceutical Corporation, Aesthetica Ltd., Medicis Aesthetics Holdings Inc., Ipsen S.A. and Ipsen Ltd. (37)

10.43		Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.44		Trademark License Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.45		Trademark Assignment Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.46(a)		Medicis 2006 Incentive Award Plan(39)

10.46(b)		Amendment to the Medicis 2006 Incentive Award Plan, dated July 10, 2006(41)

10.47		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mark A. Prygocki, Sr. (40)

10.48		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mitchell S. Wortzman, Ph.D. (40)

10.49		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Richard J. Havens (40)

10.50		Employment Agreement, dated July 27, 2006, between Medicis Pharmaceutical Corporation and Jason D. Hanson (40)

10.51		Office Sublease by and between Apex 7720 North Dobson, L.L.C., an Arizona limited liability company, and Medicis Pharmaceutical Corporation, dated as of July 26, 2006(42)

12	+	Computation of Ratios of Earnings to Fixed Charges

21.1	+	Subsidiaries

23.1	+	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney See signature page Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted

31.2	+	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted

32.2	+	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to the Company’s 1995 Form 10-K

(6)	Incorporated by reference to the Company’s 1995 Form 10-K

(7)	Incorporated by reference to the Company’s 1995 Form 10-K

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2006

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 0-18443, previously filed with the SEC

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-18443, previously filed with the SEC

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC on October 28, 2005

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 0-18443, previously filed with the SEC

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006

(33)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(34)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the SEC on October 23, 1996

(35)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(36)	Incorporated by reference to the Company’s Annual Report on Form 10-K/T for the six month transition period ended December 31, 2005, File No. 0-18443, previously filed with the SEC on March 16, 2006

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2006

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-18443, previously filed with the SEC

(39)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 13, 2006

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-18443, previously filed with the SEC

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-18443, previously filed with the SEC