Form 10-Q
period 2007-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2007-05-10
CIK 859368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2007

Class A Common Stock $.014 Par Value	55,843,845

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,899	$203,319
Short-term investments	560,565	350,942
Accounts receivable, net	17,997	36,370
Inventories, net	30,842	27,016
Deferred tax assets, net	20,892	23,047
Other current assets	22,814	15,990

Total current assets	737,009	656,684

Property and equipment, net	7,468	6,576

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	239,396	239,396
Other intangible assets	6,471	6,052

	245,867	245,448
Less: accumulated amortization	81,086	76,241

Net intangible assets	164,781	169,207
Goodwill	63,107	63,107
Deferred tax assets, net	36,474	41,241
Long-term investments	73,558	130,290
Deferred financing costs, net	1,645	2,181

	$1,084,042	$1,069,286

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$51,396	$47,513
Income taxes payable	36	11,346
Other current liabilities	46,420	47,803

Total current liabilities	97,852	106,662

Long-term liabilities:
Contingent convertible senior notes	453,060	453,065

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 68,477,763 and 68,044,363 at March 31, 2007 and December 31, 2006, respectively	958	952
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued	—	—
Additional paid-in capital	615,165	598,435
Accumulated other comprehensive income	693	537
Accumulated earnings	259,218	252,431
Less: Treasury stock, 12,653,043 and 12,650,233 shares at cost at March 31, 2007 and December 31, 2006, respectively	(342,904)	(342,796)

Total stockholders’ equity	533,130	509,559

	$1,084,042	$1,069,286

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net product revenues	$92,371	$71,087
Net contract revenues	2,743	4,071

Net revenues	95,114	75,158

Cost of product revenues (1)	10,497	12,179

Gross profit	84,617	62,979

Operating expenses:
Selling, general and administrative (2)	62,260	51,223
Research and development (3)	8,006	97,218
Depreciation and amortization	5,455	5,856

Operating income (loss)	8,896	(91,318)

Interest and investment income	9,007	7,020
Interest expense	2,658	2,658

Income (loss) before income tax expense	15,245	(86,956)

Income tax expense	5,957	1,587

Net income (loss)	$9,288	$(88,543)

Basic net income (loss) per share	$0.17	$(1.63)

Diluted net income (loss) per share	$0.15	$(1.63)

Cash dividend declared per common share	$0.03	$0.03

Basic common shares outstanding	55,626	54,356

Diluted common shares outstanding	71,720	54,356

(1) amounts exclude amortization of intangible assets related to acquired products	$4,798	$5,075
(2) amounts include share-based compensation expense	$5,377	$6,647
(3) amounts include share-based compensation expense	$138	$534
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Operating Activities:
Net income (loss)	$9,288	$(88,543)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,455	5,856
Amortization of deferred financing fees	536	536
Loss on disposal of property and equipment	19	—
Gain on sale of available-for-sale investments	(23)	(1)
Share-based compensation expense	5,515	7,181
Deferred income tax expense	6,921	3,860
Tax benefit from exercise of stock options and vesting of restricted stock awards	1,602	—
Excess tax benefits from share-based payment arrangements	(849)	—
(Decrease) increase in provision for doubtful accounts and returns	(6,744)	640
Amortization of (discount)/premium on investments	(685)	(480)
Changes in operating assets and liabilities:
Accounts receivable	25,117	(4,322)
Inventories	(3,826)	3,381
Other current assets	(6,825)	(1,228)
Accounts payable	3,883	(21,940)
Income taxes payable	(12,118)	(22,304)
Other current liabilities	(1,512)	5,844

Net cash provided by (used in) operating activities	25,754	(111,520)

Investing Activities:
Purchase of property and equipment	(1,520)	(343)
Payment of direct merger costs	—	(27,582)
Payment for purchase of product rights	(419)	(245)
Purchase of available-for-sale investments	(305,252)	(186,744)
Sale of available-for-sale investments	68,036	92,032
Maturity of available-for-sale investments	85,223	34,270

Net cash used in investing activities	(153,932)	(88,612)

Financing Activities:
Payment of dividends	(1,670)	(1,637)
Excess tax benefits from share-based payment arrangements	849	—
Proceeds from the exercise of stock options	9,613	567

Net cash provided by (used in) financing activities	8,792	(1,070)

Effect of exchange rate on cash and cash equivalents	(34)	(6)

Net decrease in cash and cash equivalents	(119,420)	(201,208)
Cash and cash equivalents at beginning of period	203,319	446,997

Cash and cash equivalents at end of period	$83,899	$245,789

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 18 branded products. Its primary brands are OMNICEF®, PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS™ and ZIANA™.
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
     The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. SHARE-BASED COMPENSATION
     At March 31, 2007, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R.
     The adoption of SFAS No. 123R decreased net income before income tax expense for the three months ended March 31, 2007 by approximately $5.5 million and decreased net income for the three months ended March 31, 2007 by approximately $3.6 million. As a result, basic and diluted net income per common share were decreased $0.05.

     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2007, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to March 31, 2007, was approximately $31.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $0.8 million of excess tax benefits were recognized during the three months ended March 31, 2007.
     A summary of stock options activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2007 is as follows:

		Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2006	12,989,011	$27.63

Granted	14,553	$33.35
Exercised	(389,013)	$19.98
Terminated/expired	(83,507)	$33.03

Balance at March 31, 2007	12,531,044	$27.84	5.4	$57,856,726

     The intrinsic value of options exercised during the three months ended March 31, 2007 was $5,815,844. Options exercisable under the Company’s share-based compensation plans at March 31, 2007 were 8,238,112, with a weighted average exercise price of $25.70, a weighted average remaining contractual term of 4.7 years, and an aggregate intrinsic value of $48,458,176.
     A summary of fully vested stock options and stock options expected to vest, as of March 31, 2007, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	12,105,398	$27.81	5.4	$56,121,801
Exercisable	7,999,320	$25.69	4.7	$47,164,632
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
Expected dividend yield	0.4%		0.4%
Expected stock price volatility	0.35		0.36
Risk-free interest rate	4.5%		4.5%
Expected life of options	7	Years	7	Years
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
     The weighted average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $14.59 and $13.36, respectively.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the three months ended March 31, 2007, 333,764 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended March 31, 2007 and 2006, was approximately $0.7 million and $0.5 million, respectively. As of March 31, 2007, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2007, was approximately $17.5 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.5 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2007 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2006	295,579	$29.98

Granted	333,764	$33.39
Vested	(17,966)	$29.37
Forfeited	(2,895)	$31.83

Nonvested at March 31, 2006	608,482	$31.86

     The total fair value of restricted shares vested during the three months ended March 31, 2007 and 2006 was approximately $0.5 million and $0.1 million, respectively.
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
     Additionally, Medicis and Ipsen agreed to negotiate and enter into an agreement relating to the exclusive distribution and development rights of the product for the aesthetic market in Europe, and subsequently in certain other markets. Under the terms of the U.S., Canada and Japan agreement, as amended, Medicis was obligated to make an additional $35.1 million payment to Ipsen if this agreement was not entered into by April 15, 2006. On April 13, 2006, Medicis and Ipsen agreed to extend this deadline to July 15, 2006. In connection with this extension, Medicis paid Ipsen approximately $12.9 million in April 2006, which would be applied against the total obligation, in the event an agreement was not entered into by the extended deadline. On July 17, 2006, Medicis and Ipsen agreed that the two companies would not pursue an agreement for the commercialization of the product outside of the U.S., Canada and Japan. On July 17, 2006, Medicis made the additional $22.2 million payment to Ipsen, representing the remaining portion of the $35.1 million total obligation, resulting from the discontinuance of negotiations for other territories.
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

5. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s short-term and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of security sold is calculated using the specific identification method. At March 31, 2007, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $560.6 million and $73.6 million, respectively. The following is a summary of available-for-sale securities (amounts in thousands):

	MARCH 31, 2007
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$291,230	$177	$115	$291,292
Other debt securities	342,696	178	43	342,831

Total securities	$633,926	$355	$158	$634,123

     During the three months ended March 31, 2007, the gross realized gains on sales of available-for-sale securities totaled $22,835, while no gross losses were realized. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three months ended March 31, 2007, on available-for-sale securities included in stockholders’ equity totaled $189,380. The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2007, by maturity, are shown below (amounts in thousands):

	MARCH 31, 2007
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$338,325	$338,400
Due after one year through five years	224,551	224,673
Due after five years through 10 years	—	—
Due after 10 years	71,050	71,050

	$633,926	$634,123

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At March 31, 2007, approximately $73.6 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position and it is management’s intent to hold these investments until recovery of fair value, which may be maturity.

     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate securities	$107,551	$97	$3,353	$17
Other debt securities	51,179	43	—	—

Total securities	$158,730	$140	$3,353	$17

     The unrealized losses on the Company’s investments were caused primarily by interest rate increases. It is expected that the investments will not be settled at a price less than the amortized cost. Because the Company has the ability, and intent, to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2007.
6. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA™. The non-acne dermatological product lines include LOPROX®, OMNICEF®, RESTYLANE® and VANOS™. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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
     The percentage of net revenues for each of the product categories is as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Acne and acne-related dermatological products	48%	19%
Non-acne dermatological products	43	67
Non-dermatological products	9	14

Total net revenues	100%	100%

7. INVENTORIES
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
          Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of March 31, 2007 and December 31, 2006, there are no costs capitalized into inventory for products that have not yet received regulatory approval.
          Inventories are as follows (amounts in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$8,658	$8,637
Finished goods	23,710	19,709
Valuation reserve	(1,526)	(1,330)

Total inventories	$30,842	$27,016

8. CONTINGENT CONVERTIBLE SENIOR NOTES
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
          The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2007, 2012 and 2017, or upon a change in control (as defined in the indenture governing the Old Notes) at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, and contingent interest, if any, to the date of the repurchase, payable in cash.
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
          The Company incurred $12.6 million of fees and other origination costs related to the issuance of the Old Notes. The Company is amortizing these costs over the first five-year Put period, which runs through June 4, 2007.
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
          The Company may redeem some or all of the New Notes at any time on or after June 11, 2008, at a redemption price, payable in cash, of 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the New Notes may require the Company to repurchase all or a portion of their New Notes on June 4, 2008, 2013 and 2018, and upon a change in control (as defined in the indenture governing the New Notes), at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash.
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

     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. Both the New Notes and Old Notes are reported in aggregate on the Company’s condensed consolidated balance sheets. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company is amortizing these costs over the first five-year Put period, which runs through June 4, 2008.
     During the quarters ended December 31, 2006, December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the Company’s Class A common stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2006, December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The holders of Old Notes had this conversion right only until March 31, 2007. During the quarters ended March 31, 2007, September 31, 2006, June 30, 2006, March 31, 2006, June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended March 31, 2007, September 30, 2004 and March 31, 2004, outstanding principal amounts of $5,000, $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of May 9, 2007, no other Old Notes had been converted.
9. INCOME TAXES
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
     At March 31, 2007, the Company had a federal net operating loss carryforward of approximately $14.2 million that will begin to expire in varying amounts in the years 2008 through 2020 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent Pediatrics, Inc. (“Ascent”) during fiscal year 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. The federal net operating loss of $14.2 million is net of the Section 382 limitation, thus representing the Company’s estimate of the net operating loss carryforward that will be realized.
     At March 31, 2007, the Company had a charitable contribution carryover of approximately $4.9 million. The charitable contribution carryover will begin to expire in 2008 if not previously utilized. Additionally, the Company has a capital loss carryover of $0.2 million. The capital loss carryover will begin to expire in 2008 if not previously utilized.
     During the three months ended March 31, 2007 and March 31, 2006, the Company made net tax payments of $12.4 million and $20.7 million, respectively.

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
     The Company owns two subsidiaries that file corporate tax returns in Sweden. The Swedish tax authorities examined the tax return of one of the subsidiaries for fiscal 2004. The examiners issued a no change letter, and the examination is complete. The Company’s other subsidiary in Sweden has not been examined by the Swedish tax authorities. The Swedish statute of limitation may be open for up to five years from the date the tax return was filed. Thus, all returns filed since this entity’s formation in fiscal 2003 are open under the statute of limitation.
     The Company and its consolidated subsidiaries received a final notice of proposed assessment in January 2007 from the Arizona Department of Revenue for fiscal years ended 2001 through 2004. The Arizona Department of Revenue has proposed adjustments related to the subsidiaries to be included in the Company’s combined Arizona tax return and to the Company’s apportionment of income to Arizona. In January 2007, the Company filed a protest of the final assessment from the Arizona Department of Revenue. It is possible that the Company’s protest of the Arizona assessment may be resolved within the next twelve months. However, at this time, the Company is unable to estimate the outcome of the protest or any potential settlement with the state. The Company believes that it has made adequate accruals for the assessment and does not believe that the resolution of the matters under protest will have a material effect on the financial position of the Company. The final settlement, when executed, may result in a significant reduction in the Company’s unrecognized tax benefit amount.
     Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of approximately $808,000, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings.
     At January 1, 2007, the Company had $3.0 million in unrecognized tax benefits, the recognition of which would have an effect of $1.8 million on the effective tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $200,000 and $0 for the potential payment of interest and penalties on unrecognized tax benefits, respectively.
     There were no significant changes to any of these amounts during the first quarter of 2007.
10. DIVIDENDS DECLARED ON COMMON STOCK
     On March 14, 2007, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on April 30, 2007 to stockholders of record at the close of business on April 2, 2007. The $1.7 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2007.
11. COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2007 was $9.4 million. Total comprehensive loss for the three months ended March 31, 2006 was $87.4 million.

12. NET INCOME (LOSS) PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
BASIC

Net income (loss)	$9,288	$(88,543)

Weighted average number of common shares outstanding	55,626	54,356

Basic net income (loss) per common share	$0.17	$(1.63)

DILUTED

Net income (loss)	$9,288	$(88,543)

Add:
Tax-effected interest expense and issue costs related to Old Notes	836	—
Tax-effected interest expense and issue costs related to New Notes	839	—

Net income (loss) assuming dilution	$10,963	$(88,543)

Weighted average number of common shares	55,626	54,356

Effect of dilutive securities:
Old Notes	5,823	—
New Notes	7,325	—
Stock options and restricted stock	2,946	—

Weighted average number of common shares assuming dilution	71,720	54,356

Diluted net income (loss) per common share	$0.15	$(1.63)

     Diluted net income (loss) per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Earnings per Share.” Diluted net income (loss) per share is calculated by adjusting net income (loss) for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.
     The diluted net income per common share computation for the three months ended March 31, 2007 excludes 3,096,698 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
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
13. CONTINGENCIES
     The government notified the Company on December 14, 2004, that it is investigating claims that the Company violated the federal False Claims Act in connection with the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products (“LOPROX®”) to pediatricians during periods prior to the Company’s May 2004 disposition of the Company’s pediatric sales division. On April 25, 2007, the Company entered into a Settlement Agreement with the Justice Department, the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity (collectively, the “United States”) and private complainants to settle all outstanding federal and state civil suits against the corporation in connection with claims related to our alleged off-label marketing and promotion of LOPROX® (the “Settlement Agreement”). The settlement is neither an admission of liability by the Company nor a concession by the United States that its claims are not well founded. Pursuant to the Settlement Agreement, the Company will pay approximately $10 million to settle the matter between the parties. The Settlement Agreement provides that, upon full payment of the settlement fees and execution of a Corporate Integrity Agreement, the United States releases the Company from the claims asserted by the United States and will refrain from instituting action seeking exclusion from Medicare, Medicaid, the TRICARE Program and other federal health care programs for the alleged conduct. These releases relate solely to the allegations related to the Company and do not cover individuals. The Settlement Agreement also provides that the private complainants release the Company and its officers, directors and employees from the asserted claims, and the Company releases the United States and the private complainants from asserted claims. As of March 31, 2007, the Company has accrued a loss contingency of $10.2 million for this matter in connection with the possibility of additional expenses related to the settlement amount. Of this amount, $6.0 million was recorded during the three months ended March 31, 2006, $2.0 million was recorded during the three months ended June 30, 2006, and $2.2 million was recorded during the three months ended September 30, 2006. This $10.2 million loss contingency is included in other current liabilities as of March 31, 2007 and December 31, 2006 in the accompanying condensed consolidated balance sheets and $6.0 million is included in selling, general and administrative expenses for the three months ended March 31, 2006 in the accompanying condensed consolidated statements of income.
     As part of the Settlement Agreement, the Company has entered into a five-year Corporate Integrity Agreement with the OIG to resolve any potential administrative claims the OIG may have arising out of the government’s investigation (the “CIA”). The CIA acknowledges the existence of the Company’s comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, the Company is required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of the Company’s products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. The Company is also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. The Company has hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer its obligations under the CIA.
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
14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
     Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance for the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of approximately $808,000, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 9 for more information on income taxes.
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
15. SUBSEQUENT EVENT
     On May 2, 2007, the FDA approved the dermal filler PERLANE® for implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial folds and wrinkles, such as nasolabial folds. In accordance with the Company’s agreements with Q-Med AB, the Company paid $29.1 million to Q-Med as a result of this milestone. The $29.1 million payment will be included in long-lived assets in the Company’s condensed consolidated balance sheets as of June 30, 2007.

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
     Our current product lines are divided between the dermatological and non-dermatological fields. Our dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. Our non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA™. Our non-acne dermatological product lines include LOPROX®, OMNICEF®, RESTYLANE®, VANOS™ and PERLANE® (approved by the FDA on May 2, 2007). Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Key Aspects of Our Business
     We derive a majority of our revenue from our primary products: OMNICEF®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS™ and ZIANA™. We believe that sales of our primary products and PERLANE®, which was approved for use by the FDA in the U.S. on May 2, 2007, will constitute a significant portion of our sales for the foreseeable future.
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
Results of Operations
          The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2007 (a)	2006 (b)
Net revenues	100.0%	100.0%
Gross profit (c)	89.0	83.8
Operating expenses	79.6	205.3

Operating income (loss)	9.4	(121.5)
Interest and investment income (expense), net	6.7	5.8

Income (loss) before income tax expense	16.1	(115.7)
Income tax expense	6.3	2.1

Net income (loss)	9.8%	(117.8)%

(a)	Included in operating expenses is $5.5 million (5.8% of net revenues) of compensation expense related to stock options and restricted stock.

(b)	Included in operating expenses is $90.9 million (121.0% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $7.2 million (9.6% of net revenues) of compensation expense related to stock options and restricted stock, $6.0 million (8.0% of net revenues) related to a loss contingency for a legal matter and $1.8 million (2.4% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(c)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Net Revenues
     The following table sets forth the net revenues for the three months ended March 31, 2007 (the “first quarter of 2007”) and March 31, 2006 (the “first quarter of 2006”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	First Quarter	First Quarter
	2007	2006	$Change	% Change
Net product revenues	$92.4	$71.1	$21.3	29.9%
Net contract revenues	$2.7	$4.1	$(1.4)	(32.6)%

Net revenues	$95.1	$75.2	$19.9	26.6. %

	First Quarter	First Quarter
	2007	2006	Change
Acne and acne-related dermatological products	48.3%	18.6%	29.7%
Non-acne dermatological products	42.7%	67.3%	(24.6)%
Non-dermatological products	9.0%	14.1%	(5.1)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the first quarter of 2007 primarily as a result of sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, and ZIANA™, which was approved by the FDA during the fourth quarter of 2006. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues and increased in net dollars by 228.1% during the first quarter of 2007 as compared to the first quarter of 2006 as a result of sales of SOLODYN® and ZIANA™, partially offset by decreases in sales of DYNACIN® and TRIAZ® due to competitive pressures, including generic competition. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 19.6% during the first quarter of 2007, primarily due to a decrease in sales of RESTYLANE® due to the recent introduction of several competitive products. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 19.6% during the first quarter of 2007 as compared to the first quarter of 2006, primarily due to a decrease in contract revenue.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the first quarter of 2007 and 2006 was approximately $4.8 million and $5.1 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

     The following table sets forth our gross profit for the first quarter of 2007 and 2006, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	First Quarter	First Quarter
	2007	2006	$Change	% Change
Gross profit	$84.6	$63.0	$21.6	34.4%
% of net revenues	89.0%	83.8%
     The increase in gross profit during the first quarter of 2007, compared to the first quarter of 2006, was due to the increase in our net revenues, and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the first quarter of 2007 as compared to the first quarter of 2006. The launch of SOLODYN®, a higher margin product, during the second quarter of 2006, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the first quarter of 2007 and 2006, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	First Quarter	First Quarter
	2007	2006	$Change	% Change
Selling, general and administrative	$62.3	$51.2	$11.1	21.5%
% of net revenues	65.5%	68.2%
Share-based compensation expense included in selling, general and administrative	$5.4	$6.6	$(1.2)	(19.1)%
     The increase in selling, general and administrative expenses during the first quarter of 2007 from the first quarter of 2006 was attributable to approximately $6.2 million of increased personnel costs, primarily related to an increase in the number of employees increasing from 357 as of March 31, 2006 to 425 as of March 31, 2007 and the effect of the annual salary increase that occurred during February 2007, $5.7 million of increased promotional expense, primarily related to RESTYLANE®, SOLODYN® and ZIANA™, $3.4 million of increased professional and consulting expenses, including costs related to the development and implementation of our new enterprise resource planning (ERP) system, and $4.1 million of other additional selling, general and administrative costs incurred during the first quarter of 2007. These increases were partially offset by certain costs incurred during the first quarter of 2006 that were not incurred during the first quarter of 2007, including $6.0 million related to a loss contingency for a legal matter, approximately $1.8 million related to a settlement of a dispute related to our merger with Ascent, approximately $0.5 million of professional fees related to our development and distribution agreement with Ipsen for the development of RELOXIN®.

Research and Development Expenses
     The following table sets forth our research and development expenses for the first quarter of 2007 and 2006 (dollar amounts in millions):

	First Quarter	First Quarter
	2007	2006	$Change	% Change
Research and development	$8.0	$97.2	$(89.2)	(91.8)%
Charges included in research and development	—	90.5	(90.5)	(100.0)%
Share-based compensation expense included in research and development	0.1	0.5	$(0.4)	(74.1)%
     Included in research and development expenses for the first quarter of 2007 was approximately $0.1 million of share-based compensation expense. Included in research and development expenses for the first quarter of 2006 was $90.5 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® (including $90.1 million paid to Ipsen) and approximately $0.5 million of share-based compensation expense. During the first quarter of 2007, we incurred approximately $4.3 million of research and development costs related to the development of RELOXIN®. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to incur significant research and development expenses related to the development of RELOXIN® each quarter throughout the development process. In accordance with our agreements with Q-Med AB, we paid $29.1 million to Q-Med upon receipt of FDA approval of PERLANE®. This milestone was achieved on May 2, 2007, and the $29.1 million is being capitalized as a long-lived asset.
     In accordance with our development and distribution agreement with Ipsen for the development of RELOXIN®, we will pay Ipsen $26.5 million upon successful completion of various clinical and regulatory milestones, which we will recognize as research and development expense when incurred.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the first quarter of 2007 decreased $0.4 million, or 6.9%, to $5.5 million from $5.9 million during the first quarter of 2006. This decrease was primarily due to the amount of intangible assets being amortized during the first quarter of 2007 as compared to the first quarter of 2006, due to the write-down of long-lived assets due to impairment during the three months ended September 30, 2006. The remaining amortizable lives of these long-lived assets were also shortened. These long-lived assets had an aggregate cost basis of approximately $76.6 million and were being amortized at a rate of approximately $0.4 million per quarter. These long-lived assets were written-down to an aggregate new cost basis of approximately $3.6 million, and are being amortized at an aggregate rate of approximately $0.1 million per quarter.
Interest and Investment Income
     Interest and investment income during the first quarter of 2007 increased $2.0 million, or 28.3%, to $9.0 million from $7.0 million during the first quarter of 2006, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the first quarter of fiscal 2007.
Interest Expense
     Interest expense during the first quarter of 2007 remained consistent with the first quarter of 2006, at $2.7 million. Our interest expense during the first quarter of 2007 and 2006 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes.

See Note 8 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Income Tax Expense
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating losses and credit carryforwards. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.
     Our effective tax rate for the first quarter of 2007 was 39.17% compared to our effective tax rate of (1.8)% for the first quarter of 2006. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, during the first quarter of 2006, the Company’s effective tax rate of (1.8%) differed from the Company’s estimate of the effective tax rate for the full 2006 fiscal year. The Company’s effective tax rate during the first quarter of 2006 relates to the initial tax treatment of the $90.1 million paid to Ipsen under the development and distribution agreement for the development of RELOXIN®. The $90.1 million was incurred by Aesthetica Ltd., our wholly-owned subsidiary incorporated and registered under the laws of Bermuda. Aesthetica Ltd. was initially treated as an entity not subject to corporate income taxes. As such, we did not record tax benefit during the first quarter of 2006 on the $90.1 million charge that was included in research and development expenses.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the first quarter of 2007 and 2006, and selected balance sheet components as of March 31, 2007 and December 31, 2006 (dollar amounts in millions):

	First Quarter	First Quarter
	2007	2006	$Change	% Change
Cash provided by (used in):
Operating activities	$25.8	$(111.5)	$137.3	123.1%
Investing activities	(153.9)	(88.6)	(65.3)	(73.7)%
Financing activities	8.8	(1.1)	9.9	921.9%

	Mar. 31, 2007	Dec. 31, 2006	$Change	% Change
Cash, cash equivalents and short-term investments	$644.5	$554.3	$90.2	16.3%
Working capital	639.2	550.0	89.2	16.2%
Long-term investments	73.6	130.3	(56.7)	(43.5)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
Working Capital
     Working capital as of March 31, 2007 and December 31, 2006 consisted of the following (dollar amounts in millions):

	Mar. 31, 2007	Dec. 31, 2006	$Change	% Change
Cash, cash equivalents and short-term investments	$644.5	$554.3	$90.2	16.3%
Accounts receivable, net	18.0	36.4	(18.4)	(50.5)%
Inventories, net	30.8	27.0	3.8	14.2%
Deferred tax assets, net	20.9	23.0	(2.1)	(9.3)%
Other current assets	22.8	16.0	6.8	42.7%

Total current assets	737.0	656.7	80.3	12.2%

Accounts payable	51.4	47.5	3.9	8.2%
Income taxes payable	0.0	11.3	(11.3)	(100.0)%
Other current liabilities	46.4	47.9	(1.5)	(2.9)%

Total current liabilities	97.8	106.7	(8.9)	(8.3)%

Working capital	$639.2	$550.0	$89.2	16.2%

     We had cash, cash equivalents and short-term investments of $644.5 million and working capital of $639.2 million at March 31, 2007, as compared to $554.3 million and $550.0 million, respectively, at December 31, 2006. The increases were primarily due to a net transfer of $56.7 million of our long-term investments into cash and short-term investments, the generation of $25.8 million of operating cash flow, and $9.6 million of cash received from employees’ exercise of stock options during the first quarter of 2007.
     Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for dividends, strategic investments, acquisitions of companies or products complementary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. In addition, we may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.
     During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. Occupancy of the new headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, is expected to occur in 2008.
     During October 2006, we executed a lease agreement for additional headquarter office space to accommodate our current needs and future growth. Approximately 21,000 square feet of office space is being leased for a period of three years. Occupancy of the additional headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, is expected to occur in May 2007.
     During 2007 and 2008, we will be designing and implementing a new enterprise resource planning (ERP) system to integrate and improve the financial and operational aspects of our business. We have dedicated approximately 50 of our employees to various aspects of the project, along with third party consultants. We expect this project will require an aggregate investment of approximately $10 — $12 million during 2007 and 2008.
Operating Activities
     Net cash provided by operating activities during the first quarter of 2007 was approximately $25.8 million, compared to cash used in operating activities of approximately $111.5 million during the first quarter of 2006. The following is a summary of the primary components of cash provided by (used in) operating activities during the first quarter of 2007 and 2006 (in millions):

	First Quarter	First Quarter
	2007	2006
Payments made to Ipsen related to development of RELOXIN®	$—	$(90.1)
Payment of professional fees related to the agreement with Ipsen for the development of RELOXIN®	—	(0.5)
Payment of professional fees related to the termination of the proposed merger with Inamed	—	(16.7)
Payment of a development milestone related to a research and development collaboration with Dow	—	(4.0)
Income taxes paid	(12.4)	(20.7)
Other cash provided by operating activities	38.2	20.5

Cash provided by (used in) operating activities	$25.8	$(111.5)

Investing Activities
     Net cash used in investing activities during the first quarter of 2007 was approximately $153.9 million, compared to net cash used in investing activities during the first quarter of 2006 of $88.6 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective quarters. In addition, approximately $27.4 million was paid during the first quarter of 2006 for contingent payments related to our 2001 merger with Ascent.
     On May 2, 2007, the FDA approved PERLANE®. In accordance with our agreements with Q-Med AB, we paid $29.1 million to Q-Med upon achievement of this milestone.

Financing Activities
     Net cash provided by financing activities during the first quarter of 2007 was $8.8 million, compared to net cash used in financing activities of $1.1 million during the first quarter of 2006. This change is primarily due to the proceeds from the exercise of stock options, which were $9.6 million during the first quarter of 2007 compared to $0.6 million during the first quarter of 2006. Dividends paid during the first quarter of 2007 and the first quarter of 2006 was $1.7 million and $1.6 million, respectively.
Contingent Convertible Senior Notes and Other Long-Term Commitments
     On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. Holders of Old Notes that accepted the Company’s exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that did not exchange will continue to be subject to the terms of the Old Notes. See Note 8 of Notes to Condensed Consolidated Financial Statements for further discussion.
     The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. Holders of the Old Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2007. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.
     Except for the Old Notes, the New Notes and deferred tax liabilities, we have no long-term liabilities and had $97.9 million of current liabilities at March 31, 2007. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be implementing a new ERP system during 2007 and 2008, which will require financial expenditures to complete.
     We have made available to BioMarin Pharmaceutical Inc. (“BioMarin”) the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement entered into on May 18, 2004 (the “Securities Purchase Agreement”) but may be repaid by BioMarin at any time prior to the option purchase date. As of May 10, 2007, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
     In accordance with our development and distribution agreement with Ipsen for the development of RELOXIN®, we will pay Ipsen $75.0 million upon FDA approval of RELOXIN®. This payment will be capitalized as a long-lived asset.
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $23.5 million on our common stock. In addition, on March 14, 2007, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on April 30, 2007 to our stockholders of record at the close of business on April 2, 2007. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements
     As of March 31, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2006. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our condensed consolidated financial statements and are important in understanding our financial condition and results of operations.
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
Managed Care and Medicaid Rebates
     Rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. We record provisions for rebates by estimating these liabilities as products are sold, based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends.

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
Share-Based Compensation
     As part of our adoption of SFAS No. 123R as of July 1, 2005, we were required to recognize the fair value of share-based compensation awards as an expense. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Increasing the weighted average volatility by 2.5 percent (from 0.35 percent to 0.375 percent) would have increased the fair value of stock options granted in the first quarter of 2007 to $15.23 per share. Conversely, decreasing the weighted average volatility by 2.5 percent (from 0.35 percent to 0.325 percent) would have decreased the fair value of stock options granted in the first quarter of 2007 to $13.95 per share. The expected life of the awards is based on historical and other economic data trended into the future. Increasing the weighted average expected life by 0.5 years (from 7.0 years to 7.5 years) would have increased the fair value of stock options granted during the first quarter of 2007 to $15.09 per share. Decreasing the weighted average expected life by 0.5 years (from 7.0 years to 6.5 years) would have decreased the fair value of stock options granted in the first quarter of 2007 to $14.07 per share. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts.
     The fair value of our restricted stock grants is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.
     SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization after July 1, 2005 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of 2007 was immaterial.
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
     During 2006 an impairment charge of $52.6 million was recognized related to our review of long-lived assets, primarily related to long-lived assets associated with our LOPROX® and ESOTERICA® products. In addition, the remaining useful lives of these two long-lived assets were reduced. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for, and/or accelerate amortization of, long-lived assets.

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
     Based on our historical pre-tax earnings, management believes it is more likely than not that we will realize the benefit of the existing net deferred tax assets at March 31, 2007. Management believes the existing net deductible temporary differences will reverse during periods in which we generate net taxable income; however, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). We assess income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is “more likely than not” that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.
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
     Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance for the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of approximately $808,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Statements and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. We are currently evaluating SFAS No. 159 and its impact, if any, on our consolidated results of operations and financial condition.
Forward Looking Statements
          This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of ARTEFILL®, RADIESSE®, a cosmetic tissue augmentation product developed by Anika Therapeutics, Inc., JUVEDERM™, HYLAFORM®, HYLAFORM PLUS® and CAPTIQUE®, competitors to RESTYLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS and LOPROX® Cream products, and potential generic forms of our LOPROX® Shampoo, LOPROX® Gel, TRIAZ® or PLEXION® products;
•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;
•	changes in the FDA’s position on the safety or effectiveness of our products. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. ESOTERICA® is an over-the-counter product line sold by the Company that contains bleaching products that would be regulated by the proposed rule and, if that occurs, the Company does not currently intend to invest in obtaining an approved NDA in order to continue selling this product line. This product accounted for $2.0 million and $0.4 million in net revenues during 2006 and the first quarter of 2007, respectively;
•	changes in our product mix;
•	changes in prescription levels;
•	the effect of economic changes in hurricane-effected areas;
•	manufacturing or supply interruptions;

•	importation of other dermal filler products, including the unauthorized distribution of products approved in countries neighboring the U.S.;
•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;
•	the ability to successfully market both new and existing products;
•	difficulties or delays in manufacturing;
•	the ability to compete against generic and other branded products;
•	trends toward managed care and health care cost containment;
•	our ability to protect our patents and other intellectual property;
•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;
•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);
•	changes in U.S. generally accepted accounting principles;
•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;
•	our ability to successfully design and implement our new enterprise resource planning (ERP) system;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;
•	access to available and feasible financing on a timely basis;
•	the availability of product acquisition or in-licensing opportunities;
•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;
•	the risks and uncertainties associated with obtaining necessary FDA approvals;
•	the inability to obtain required regulatory approvals for any of our pipeline products, such as RELOXIN®;
•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow; and
•	the impact of acquisitions, divestitures and other significant corporate transactions.
          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2006 contains discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which is incorporated herein by reference and which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2006, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007 and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Although the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     During the three months ended March 31, 2007, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     The government notified us on December 14, 2004, that it is investigating claims that we violated the federal False Claims Act in connection with the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to our May 2004 disposition of our pediatric sales division. On April 25, 2007, we entered into a Settlement Agreement with the Justice Department, the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity (collectively, the “United States”) and private complainants to settle all outstanding federal and state civil suits against us in connection with claims related to our alleged off-label marketing and promotion of LOPROX® (the “Settlement Agreement”). The settlement is neither an admission of liability by us nor a concession by the United States that its claims are not well founded. Pursuant to the Settlement Agreement, we will pay approximately $10 million to settle the matter between the parties. The Settlement Agreement provides that, upon full payment of the settlement fees and execution of a Corporate Integrity Agreement, the United States releases us from the claims asserted by the United States and will refrain from instituting action seeking exclusion from Medicare, Medicaid, the TRICARE Program and other federal health care programs for the alleged conduct. These releases relate solely to the allegations related to us and do not cover individuals. The Settlement Agreement also provides that the private complainants release us and our officers, directors and employees from the asserted claims, and we release the United States and the private complainants from asserted claims.
     As part of the settlement, we have entered into a five-year Corporate Integrity Agreement with the OIG to resolve any potential administrative claims the OIG may have arising out of the government’s investigation (the “CIA”). The CIA acknowledges the existence of our comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, we are required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of our products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. We have hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer its obligations under the CIA.
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
     On October 27, 2005, we filed suit against Upsher-Smith Laboratories, Inc. of Plymouth, Minnesota and against Prasco Laboratories of Cincinnati, Ohio for infringement of Patent No. 6,905,675 entitled “Sulfur Containing Dermatological Compositions and Methods for Reducing Malodors in Dermatological Compositions” covering our sodium sulfacetamide/sulfur technology. This intellectual property is related to our PLEXION® Cleanser product. The suit was filed in the U.S. District Court for the District of Arizona, and seeks an award of damages, as well as a preliminary and a permanent injunction. A hearing on our preliminary injunction motion was heard on March 8 and March 9, 2006. On May 2, 2006, an order denying the motion for a preliminary injunction was received by Medicis. The Court has entered an order staying the case until the conclusion of a patent reexamination request submitted by Medicis.
     On June 22, 2006, Medicis and Aventis-Sanofi (the manufacturer of LOPROX® Gel), filed a complaint in the U.S. District Court for the District of Minnesota against Paddock Laboratories, asserting that Paddock’s proposed generic version of Medicis’ LOPROX® Gel product will infringe one or more claims of one of the Company’s patents on LOPROX® Gel. Paddock filed an answer and counterclaims and later amended these filings, denying infringement and seeking fees and costs. On December 7, 2006, plaintiffs served Paddock with a covenant not to sue for infringement of the ’656 patent based on the products that are the subject of Paddock’s current ANDA, and filed their reply to Paddock’s counterclaims, which included a denial of Paddock’s allegations that the ’337 patent claims are invalid, unenforceable and not infringed. On January 26, 2007, the Court entered a stipulated Amended Pretrial Scheduling Order, extending all pre-trial and discovery dates in the case by 30 days to allow the parties to engage in discussions. On March 14, 2007, the Court entered a further Order extending dates in the case to permit the parties to engage in discussions.
     In addition to the matters discussed above, we and certain of our subsidiaries are parties to other actions and proceedings incident to our business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. We record contingent liabilities resulting from claims against us when it is probable (as that word is defined in Statement of Financial Accounting Standards No. 5) that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In all of the cases noted where we are the defendant, we believe we have meritorious defenses to the claims in these actions and that resolution of these matters will not have a material adverse effect on our business, financial condition, or results of operations; however, the results of the proceedings are uncertain, and there can be no assurance to that effect.
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Annual Report on Form 10-K for the year period ended December 31, 2006.

Item 6. Exhibits

Exhibit 3.1	Amended and Restated By-Laws of Medicis Pharmaceutical Corporation (1)

Exhibit 12+	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: May 10, 2007	By:	/s/ Jonah Shacknai

Jonah Shacknai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Mark A. Prygocki, Sr.

Mark A. Prygocki, Sr.
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)