Form 10-Q
period 2007-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2007-08-09
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at August 3, 2007
Class A Common Stock $.014 Par Value	56,115,791

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,015	$203,319
Short-term investments	534,500	350,942
Accounts receivable, net	—	36,370
Inventories, net	30,657	27,016
Deferred tax assets, net	22,940	23,047
Other current assets	19,166	15,990

Total current assets	669,278	656,684

Property and equipment, net	9,618	6,576
Intangible assets:

Intangible assets related to product line acquisitions and business combinations	260,773	239,396
Other intangible assets	6,632	6,052

	267,405	245,448
Less: accumulated amortization	81,628	76,241

Net intangible assets	185,777	169,207
Goodwill	63,107	63,107
Deferred tax assets, net	34,356	41,241
Long-term investments	148,395	130,290
Deferred financing costs, net	1,198	2,181

	$1,111,729	$1,069,286

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$40,514	$47,513
Income taxes payable	430	11,346
Other current liabilities	57,621	47,803

Total current liabilities	98,565	106,662

Long-term liabilities:
Contingent convertible senior notes	453,060	453,065
Other liabilities	543	—

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 68,744,878 and 68,044,363 at June 30, 2007 and December 31, 2006, respectively	962	952
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued	—	—
Additional paid-in capital	627,728	598,435
Accumulated other comprehensive income	734	537
Accumulated earnings	273,041	252,431
Less: Treasury stock, 12,653,043 and 12,650,233 shares at cost at June 30, 2007 and December 31, 2006, respectively	(342,904)	(342,796)

Total stockholders’ equity	559,561	509,559

	$1,111,729	$1,069,286

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net product revenues	$105,902	$80,646	$198,273	$151,733
Net contract revenues	2,962	4,386	5,705	8,456

Net revenues	108,864	85,032	203,978	160,189

Cost of product revenues (1)	14,011	9,419	24,508	21,598

Gross profit	94,853	75,613	179,470	138,591

Operating expenses:
Selling, general and administrative (2)	59,894	51,065	122,155	102,288
Impairment of long-lived assets	4,067	—	4,067	—
Research and development (3)	7,148	43,767	15,154	140,985
Depreciation and amortization	5,878	5,800	11,332	11,656

Operating income (loss)	17,866	(25,019)	26,762	(116,338)

Interest and investment income	9,251	7,262	18,258	14,283
Interest expense	(2,568)	(2,658)	(5,226)	(5,316)

Income (loss) before income tax expense	24,549	(20,415)	39,794	(107,371)

Income tax expense (benefit)	9,026	(35,934)	14,983	(34,347)

Net income (loss)	$15,523	$15,519	$24,811	$(73,024)

Basic net income (loss) per share	$0.28	$0.28	$0.44	$(1.34)

Diluted net income (loss) per share	$0.24	$0.25	$0.39	$(1.34)

Cash dividend declared per common share	$0.03	$0.03	$0.06	$0.06

Basic common shares outstanding	55,936	54,501	55,782	54,429

Diluted common shares outstanding	71,318	69,733	71,466	54,429

(1) amounts exclude amortization of intangible assets related to acquired products	$5,165	$5,075	$9,963	$10,150
(2) amounts include share-based compensation expense	$5,524	$6,835	$10,900	$13,482
(3) amounts include share-based compensation expense	$117	$505	$255	$1,038
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Operating Activities:
Net income (loss)	$24,811	$(73,024)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,332	11,656
Amortization of deferred financing fees	982	1,072
Impairment of long-lived assets	4,067	—
Loss on disposal of property and equipment	19	9
Gain on sale of available-for-sale investments	(48)	(227)
Share-based compensation expense	11,156	14,521
Deferred income tax expense (benefit)	6,992	(40,402)
Tax benefit from exercise of stock options and vesting of restricted stock awards	2,387	1,039
Excess tax benefits from share-based payment arrangements	(1,215)	(563)
(Decrease) increase in provision for doubtful accounts and returns	(8,564)	1,618
Amortization of (discount)/premium on investments	(1,457)	(1,452)
Changes in operating assets and liabilities:
Accounts receivable	54,227	(3,247)
Inventories	(3,641)	(25)
Other current assets	(3,176)	(2,138)
Accounts payable	(6,999)	2,784
Income taxes payable	(11,724)	(21,723)
Other current liabilities	(612)	9,657
Other liabilities	543	—

Net cash provided by (used in) operating activities	79,080	(100,445)

Investing Activities:
Purchase of property and equipment	(4,330)	(723)
Payment of direct merger costs	—	(27,420)
Payments for purchase of product rights	(29,700)	(588)
Purchase of available-for-sale investments	(446,542)	(388,865)
Sale of available-for-sale investments	114,889	169,123
Maturity of available-for-sale investments	131,283	121,620

Net cash used in investing activities	(234,400)	(126,853)

Financing Activities:
Payment of dividends	(3,363)	(3,278)
Excess tax benefits from share-based payment arrangements	1,215	563
Proceeds from the exercise of stock options	15,754	5,948

Net cash provided by financing activities	13,606	3,233

Effect of exchange rate on cash and cash equivalents	410	139

Net decrease in cash and cash equivalents	(141,304)	(223,926)
Cash and cash equivalents at beginning of period	203,319	446,997

Cash and cash equivalents at end of period	$62,015	$223,071

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 18 branded products. Its primary brands are PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS™ and ZIANA™.
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
2. SHARE-BASED COMPENSATION
     At June 30, 2007, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. At the Company’s 2007 Annual Meeting of Stockholders held on May 22, 2007, the stockholders of the Company approved an amendment to the 2006 Incentive Award Plan, increasing the number of shares of common stock reserved for issuance under the plan by 2,500,000 shares. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R.
     The adoption of SFAS No. 123R decreased income before income tax expense for the three months and six months ended June 30, 2007 by approximately $5.6 million and $11.2 million, respectively, and decreased net income for the three months and six months ended June 30, 2007 by approximately $3.3 million and $7.0 million, respectively. As a result, basic and diluted net income per common share for the three months ended June 30, 2007 were reduced $0.06 and $0.05, respectively, and basic and diluted net income per common share for the six months ended June 30, 2007 were reduced $0.12 and $0.10, respectively.

     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2007, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2007, was approximately $26.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $0.4 million and $1.2 million of excess tax benefits were recognized during the three months and six months ended June 30, 2007, respectively.
     A summary of stock options activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2006	12,989,011	$27.63

Granted	119,553	$33.75
Exercised	(656,128)	$21.21
Terminated/expired	(154,377)	$32.71

Balance at June 30, 2007	12,298,059	$27.97	5.18	$53,169,394

     The intrinsic value of options exercised during the six months ended June 30, 2007 was $8,488,467. Options exercisable under the Company’s share-based compensation plans at June 30, 2007 were 8,045,524, with an average exercise price of $25.82, an average remaining contractual term of 4.5 years, and an aggregate intrinsic value of $44,569,348.
     A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of June 30, 2007, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	11,892,468	$27.95	5.2	$51,627,968
Exercisable	7,820,172	$25.81	4.5	$43,424,843
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Expected dividend yield	0.4%	0.4%
Expected stock price volatility	0.35	0.36
Risk-free interest rate	4.5% to 4.8%	4.5%
Expected life of options	7 Years	7 Years
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
     The weighted average fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $14.98 and $13.36, respectively.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the six months ended June 30, 2007, 334,179 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months and six months ended June 30, 2007, was approximately $1.1 million and $1.7 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the three months and six months ended June 30, 2006, was approximately $0.6 million and $1.0 million, respectively. As of June 30, 2007, the total amount of unrecognized compensation cost related to non-vested restricted stock awards, to be recognized as expense subsequent to June 30, 2007, was approximately $16.3 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.2 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2007 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at December 31, 2006	295,579	$29.98

Granted	334,179	$33.39
Vested	(17,966)	$29.37
Forfeited	(5,862)	$32.20

Non-vested at June 30, 2007	605,930	$31.86

     The total fair value of restricted shares vested during the six months ended June 30, 2007 and the six months ended June 30, 2006 was approximately $0.5 million and $0.1 million, respectively.
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

     During 2003, the Company entered into numerous agreements with Q-Med AB (“Q-Med”), a Swedish biotechnology/medical device company, for the rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINESTM. Under terms of the agreements, the Company was to pay Q-Med milestone payments for the achievement of certain specific development and commercial milestones. On May 2, 2007, the FDA approved PERLANE® for implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial folds and wrinkles, such as nasolabial folds. In accordance with the Company’s agreements with Q-Med, the Company paid $29.1 million to Q-Med during the three months ended June 30, 2007 as a result of this milestone. The $29.1 million payment is included in long-lived assets in the Company’s condensed consolidated balance sheets as of June 30, 2007, and is being amortized over its useful life.
     During 2002, the Company entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. The product, ZIANATM, was approved by the FDA during the three months ended December 31, 2006. The license and development agreement included a one-time milestone payment of $1.0 million payable to Dow the first time the product achieved a specific commercialization milestone during a 12-month period ending on the anniversary of the product’s launch date. This milestone was achieved during the three months ended June 30, 2007, and the $1.0 million milestone payment was accrued for as of June 30, 2007, and was recorded as an addition to long-lived assets in the Company’s condensed consolidated balance sheets. In accordance with the agreement, the milestone is payable during the three months ended March 31, 2008.

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
     Medicis will pay an additional $26.5 million upon successful completion of various clinical and regulatory milestones, $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to Medicis for the term of the agreement, which extends to December 2036. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. Under the terms of the agreement, Medicis is responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan.
5. IMPAIRMENT OF LONG-LIVED ASSETS
     The Company assesses the potential impairment of long-lived assets on a periodic basis and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset grouping to the Company’s estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful life of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.
     During the quarter ended June 30, 2007, a long-lived asset related to OMNICEF® was determined to be impaired based on the Company’s analysis of the long-lived asset’s carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $4.1 million related to this long-lived asset.
     Factors affecting the future cash flows of the OMNICEF® long-lived asset included an early termination letter received during May 2007 from Abbott Laboratories, Inc. (“Abbott”), which, in accordance with the Company’s agreement with Abbott, transitions the Company’s co-promotion agreement into a two-year residual period, and competitive pressures in the marketplace, including generic competition.
     In addition, as a result of the impairment analysis, the remaining amortizable life of the long-lived asset related to OMNICEF® was reduced to two years. The long-lived asset related to OMNICEF® will become fully amortized by June 30, 2009. The net impact on amortization expense as a result of the write-down of the carrying value of the long-lived asset and the reduction of its amortizable life is a decrease in quarterly amortization expense of approximately $126,000.
6. MERGER OF ASCENT PEDIATRICS, INC.
     As part of its merger with Ascent Pediatrics, Inc. (“Ascent”) which was completed in November 2001, the Company was required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period through November 15, 2006, subject to certain deductions and set-offs. Payment of the contingent portion of the purchase price was withheld pending the final outcome of a litigation matter. The Company distributed the accumulated $27.4 million in Contingent Payments, representing the first four years’ Contingent Payments, to the former shareholders of Ascent during the three months ended March 31, 2006, as the pending litigation matter was settled in Medicis’ favor. In addition, the Company settled an additional dispute during May 2006, which was initiated in March 2006, relating to the concluded lawsuit. The resulting $1.8 million settlement was recognized as a charge to selling, general and administrative expense during the three months ended March 31, 2006.

7. SHORT-TERM AND LONG-TERM INVESTMENTS
     Available-for-sale securities consist of the following at June 30, 2007 (amounts in thousands):

	June 30, 2007
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$344,686	$114	$371	$344,429
Other debt securities	338,775	9	318	338,466

Total securities	$683,461	$123	$689	$682,895

     During the three months and six months ended June 30, 2007, the gross realized gains on sales of available-for-sale securities totaled $25,625 and $48,460 respectively, while no gross losses were realized. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three months and six months ended June 30, 2007, on available-for-sale securities included in stockholders’ equity totaled $(402,370) and $(212,990), respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2007, by maturity, are shown below (amounts in thousands):

	June 30, 2007
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$415,406	$415,141
Due after one year through five years	205,805	205,504
Due after five years through 10 years	—	—
Due after 10 years	62,250	62,250

	$683,461	$682,895

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At June 30, 2007, approximately $148.4 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position and it is management’s intent to hold these investments until recovery of fair value, which may be maturity.
     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 (amount in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate securities	$240,484	$365	$3,057	$6
Other debt securities	236,380	318	—	—

Total securities	$476,864	$683	$3,057	$6

     The unrealized losses on the Company’s investments were caused primarily by interest rate increases. It is expected that the investments will not be settled at a price less than the amortized cost.

Because the Company has the ability, and intent, to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2007.
8. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANATM. The non-acne dermatological product lines include LOPROX®, OMNICEF®, PERLANE®, RESTYLANE® and VANOSTM. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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
     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Acne and acne-related dermatological products	$55,435	$36,644	$101,383	$50,650
Non-acne dermatological products	46,173	40,421	86,816	90,966
Non-dermatological products	7,256	7,967	15,779	18,573

Total net revenues	$108,864	$85,032	$203,978	$160,189

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Acne and acne-related dermatological products	51%	43%	50%	31%
Non-acne dermatological products	42	48	42	57
Non-dermatological products	7	9	8	12

Total net revenues	100%	100%	100%	100%

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
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of June 30, 2007 and December 31, 2006, there are no costs capitalized into inventory for products that have not yet received regulatory approval.
     Inventories consist of the following at June 30, 2007 and December 31, 2006 (amounts in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$7,137	$8,637
Finished goods	28,360	19,709
Valuation reserve	(4,840)	(1,330)

Total inventories	$30,657	$27,016

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
     The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2007 (extended to July 11, 2007), June 4, 2012 and 2017, or upon a change in control, (as defined in the indenture governing the Old Notes) at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, and contingent interest, if any, to the date of the repurchase, payable in cash.
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
     The Company incurred $12.6 million of fees and other origination costs related to the issuance of the Old Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2007.

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

     Contingent interest is not payable during the initial six-month period commencing June 4, 2007, as the average trading price of the Old Notes did not reach certain thresholds.
     As of July 11, 2007, the closing date of the period whereby holders had the option to require the Company to purchase their Old Notes for cash, holders of $5,000 of outstanding principal amounts of the Old Notes exercised their right to require the Company to purchase their Old Notes for cash.
     During the quarters ended December 31, 2006, December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the Company’s Class A common stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2006, December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The holders of Old Notes had this conversion right only until March 31, 2007. During the quarters ended June 30, 2007, March 31, 2007, September 30, 2006, June 30, 2006, March 31, 2006, June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended March 31, 2007, September 30, 2004 and March 31, 2004, outstanding principal amounts of $5,000, $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of August 9, 2007, no other Old Notes had been converted.
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
     At June 30, 2007, the Company had a federal net operating loss carryforward of approximately $14.2 million that will begin to expire in varying amounts in the years 2008 through 2020 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal year 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. The federal net operating loss of $14.2 million is net of the Section 382 limitation, thus representing the Company’s estimate of the net operating loss carryforward that will be realized.
     During the three months ended June 30, 2007 and June 30, 2006, the Company made net tax payments of $4.9 million and $6.0 million, respectively. During the six months ended June 30, 2007 and June 30, 2006, the Company made net tax payments of $17.2 million and $26.7 million, respectively.
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
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had accrued $200,000 and $0 for the potential payment of interest and penalties on unrecognized tax benefits, respectively.
     There were no significant changes to any of these amounts during the first six months of 2007.
12. DIVIDENDS DECLARED ON COMMON STOCK
     On June 14, 2007, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on July 31, 2007 to stockholders of record at the close of business on July 2, 2007. The $1.7 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2007.
13. COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months and six months ended June 30, 2007 was $15.6 million and $25.0 million, respectively. Total comprehensive income for the three months and six months ended June 30, 2006 was $14.5 million and $(72.9) million, respectively.

14. NET INCOME (LOSS) PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
BASIC

Net income (loss)	$15,523	$15,519	$24,811	$(73,024)

Weighted average number of common shares outstanding	55,936	54,501	55,782	54,429

Basic net income (loss) per common share	$0.28	$0.28	$0.44	$(1.34)

DILUTED

Net income (loss)	$15,523	$15,519	$24,811	$(73,024)

Add:
Tax-effected interest expense and issue costs related to Old Notes	779	836	1,615	—
Tax-effected interest expense and issue costs related to New Notes	839	839	1,677	—

Net income (loss) assuming dilution	$17,141	$17,194	$28,103	$(73,024)

Weighted average number of common shares	55,936	54,501	55,782	54,429

Effect of dilutive securities:
Old Notes	5,823	5,823	5,823	—
New Notes	7,325	7,325	7,325	—
Stock options and restricted stock	2,234	2,084	2,536	—

Weighted average number of common shares assuming dilution	71,318	69,733	71,466	54,429

Diluted net income (loss) per common share	$0.24	$0.25	$0.39	$(1.34)

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
     The diluted net income per common share computation for the three and six months ended June 30, 2007 excludes 3,007,388 and 3,346,583 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
     The diluted net income per common share computation for the three months ended June 30, 2006 excludes 5,912,426 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. Due to the Company’s net loss during the six months ended June 30, 2006, a calculation of diluted earnings per share is not required. For the six months ended June 30, 2006, potentially dilutive securities consisted of restricted stock and stock options convertible into 2,141,740 shares in the aggregate, and 5,822,894 and 7,324,819 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively.
15. CONTINGENCIES
     On April 25, 2007, the Company entered into a Settlement Agreement with the Justice Department, the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity (collectively, the “United States”) and private complainants to settle all outstanding federal and state civil suits against the Company in connection with claims related to the Company’s alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to the Company’s May 2004 disposition of its pediatric sales division (the “Settlement Agreement”). The settlement is neither an admission of liability by the Company nor a concession by the United States that its claims are not well founded. Pursuant to the Settlement Agreement, the Company agreed to pay approximately $10 million to settle the matter. Pursuant to the Settlement Agreement, the United States released the Company from the claims asserted by the United States and agreed to refrain from instituting action seeking exclusion from Medicare, Medicaid, the TRICARE Program and other federal health care programs for the alleged conduct. These releases relate solely to the allegations related to the Company and do not cover individuals. The Settlement Agreement also provides that the private complainants release the Company and its officers, directors and employees from the asserted claims, and the Company releases the United States and the private complainants from asserted claims. During 2006, the Company accrued a loss contingency of $10.2 million for this matter in connection with the possibility of additional expenses related to the settlement amount. Of this amount, $6.0 million was recorded during the three months ended March 31, 2006, $2.0 million was recorded during the three months ended June 30, 2006, and $2.2 million was recorded during the three months ended September 30, 2006. During the three months ended June 30, 2007, $5.8 million of the settlement amount was paid pursuant to the terms of the Settlement Agreement, and the remaining $4.4 million of accrued loss contingency is included in other current liabilities as of June 30, 2007 in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2006, $2.0 million and $8.0 million, respectively, is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
     As part of the Settlement Agreement, the Company has entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG to resolve any potential administrative claims the OIG may have arising out of the government’s investigation. The CIA acknowledges the existence of the Company’s comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, the Company is required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of the Company’s products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. The Company is also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. The Company has hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer its obligations under the CIA.
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
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANATM. Our non-acne dermatological product lines include LOPROX®, OMNICEF®, PERLANE®, RESTYLANE® and VANOSTM. Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Key Aspects of Our Business
     We derive a majority of our revenue from our primary products: PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS™ and ZIANA™. We believe that sales of our primary products will constitute a significant portion of our sales for the foreseeable future.
     We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate relationships of trust and confidence with the high prescribing dermatologists and podiatrists and the leading plastic surgeons in the U.S. We rely on third parties to manufacture our products.
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

     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65%-75% of our gross revenues are typically derived from two major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers by using historical prescription information and historical purchase patterns, this process is inherently imprecise. Rarely do wholesale customers provide us complete inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our products. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
Recent Developments
     The following significant events and transactions occurred during the six months ended June 30, 2007 and affected our results of operations, our cash flows and our financial condition:
     FDA approval of PERLANE®
     On May 2, 2007, the FDA approved PERLANE® for implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial folds and wrinkles, such as nasolabial folds. In accordance with our agreements with Q-Med, we paid $29.1 million to Q-Med during the three months ended June 30, 2007 as a result of this milestone. The $29.1 million payment is included in long-lived assets in our condensed consolidated balance sheets as of June 30, 2007. The first commercial sales of PERLANE® occurred during May 2007.
     Write-down of long-lived asset related to OMNICEF® due to impairment
     We assess the potential impairment of long-lived assets on a periodic basis and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful life of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.
     During the quarter ended June 30, 2007, a long-lived asset related to OMNICEF® was determined to be impaired based on our analysis of the long-lived asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $4.1 million related to this long-lived asset.
     Factors affecting the future cash flows of the OMNICEF® long-lived asset included an early termination letter received during May 2007 from Abbott, which, in accordance with our agreement with Abbott, transitions our co-promotion agreement into a two-year residual period, and competitive pressures in the marketplace, including generic competition.
     In addition, as a result of the impairment analysis, the remaining amortizable life of the long-lived asset related to OMNICEF® was reduced to two years. The long-lived asset related to OMNICEF® will become fully amortized by June 30, 2009. The net impact on amortization expense as a result of the write-down of the carrying value of the long-lived asset and the reduction of its amortizable life is a decrease in quarterly amortization expense of approximately $126,000.
Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007 (a)	2006 (b)	2007 (c)	2006 (d)

Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	87.1	88.9	88.0	86.5
Operating expenses	70.6	118.3	74.9	159.1

Operating income (loss)	16.5	(29.4)	13.1	(72.6)
Interest and investment income (expense), net	6.1	5.4	6.4	5.6

Income (loss) before income tax expense (benefit)	22.6	(24.0)	19.5	(67.0)
Income tax expense (benefit)	8.3	(42.3)	7.3	(21.4)

Net income (loss)	14.3%	18.3%	12.2%	(45.6)%

(a)	Included in operating expenses is $5.6 million (5.2% of net revenues) of share-based compensation expense and $4.1 million (3.7% of net revenues) for the write-down of a long-lived asset related to OMNICEF®.

(b)	Included in operating expenses is $35.1 million (41.2% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $7.3 million (8.6% of net revenues) of share-based compensation expense and

$2.0 million (2.4% of net revenues) related to a loss contingency for a legal matter.

(c)	Included in operating expenses is $11.2 million (5.5% of net revenues) of share-based compensation expense and $4.1 million (2.0% of net revenues) for the write-down of a long-lived asset related to OMNICEF®.

(d)	Included in operating expenses is $125.2 million (78.1% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $14.5 million (9.1% of net revenues) of share-based compensation expense, $8.0 million (5.0% of net revenues) related to a loss contingency for a legal matter and $1.8 million (1.1% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(e)	Gross profit does not include amortization of the related intangibles, as such expenses are included in operating expenses.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
     Net Revenues
     The following table sets forth the net revenues for the three months ended June 30, 2007 (the “second quarter of 2007”) and June 30, 2006 (the “second quarter of 2006”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2007	2006	$ Change	% Change
Net product revenues	$105.9	$80.6	$25.3	31.3%
Net contract revenues	$3.0	$4.4	$(1.4)	(32.5)%

Net revenues	$108.9	$85.0	$23.9	28.0%

	Second	Second
	Quarter	Quarter
	2007	2006	$ Change	% Change
Acne and acne-related dermatological products	$55.4	$36.6	$18.8	51.3%
Non-acne dermatological products	46.2	40.4	5.8	14.2%
Non-dermatological products (including contract revenues)	7.3	8.0	(0.7)	(8.9)%

Total net revenues	$108.9	$85.0	$23.9	28.0%

	Second	Second	Percentage
	Quarter	Quarter	Point
	2007	2006	Change
Acne and acne-related dermatological products	50.9%	43.1%	7.8%
Non-acne dermatological products	42.4%	47.5%	(5.1)%
Non-dermatological products (including contract revenues)	6.7%	9.4%	(2.7)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the second quarter of 2007 primarily as a result of an increase in sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, ZIANA™, which was approved by the FDA during the fourth quarter of 2006, and PERLANE®, which was approved by the FDA during the second quarter of 2007. Net revenues associated with our acne and acne-related dermatological products increased by $18.8 million, or 51.3%, and by 7.8 percentage points as a percentage of net revenues during the second quarter of 2007 as compared to the second quarter of 2006 as a result of the increased sales of SOLODYN® and ZIANA™. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, but increased in net dollars by 14.2% during the second quarter of 2007. This change was primarily due to the launch of PERLANE®, and increases in sales of LOPROX® and VANOS™. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 8.9% during the second quarter of 2007 as compared to the second quarter of 2006, primarily due to a decrease in contract revenue.
     Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for the second quarter of 2007 and

2006 was approximately $5.2 million and $5.1 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the second quarter of 2007 and the second quarter of 2006, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2007	2006	$ Change	% Change
Gross profit	$94.9	$75.6	$19.3	25.4%
% of net revenues	87.1%	88.9%
     The increase in gross profit during the second quarter of 2007, compared to the second quarter of 2006, was due to the increase in our net revenues, while the decrease in gross profit as a percentage of net revenues was primarily due to the fluctuation in the mix of product sales and an increase in our inventory obsolescence reserve of approximately $3.3 million during the second quarter of 2007.
     Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the second quarter of 2007 and the second quarter of 2006, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2007	2006	$ Change	% Change
Selling, general and administrative	$59.9	$51.1	$8.8	17.3%
% of net revenues	55.0%	60.1%
Share-based compensation expense included in selling, general and administrative	$5.5	$6.8	$(1.3)	(19.2)%
     The increase in selling, general and administrative expenses during the second quarter of 2007 from the second quarter of 2006 was attributable to approximately $4.2 million of increased personnel costs, primarily related to an increase in the number of employees (increasing from 362 as of June 30, 2006 to 467 as of June 30, 2007) and the effect of the annual salary increase that occurred during February 2007, $1.5 million of increased promotion expense, primarily related to the promotion of new products ZIANA™ and PERLANE®, $4.1 million of increased professional and consulting expenses, including costs related to the development and implementation of our new enterprise resource planning (ERP) system (net of costs capitalized), and $1.6 million of other additional selling, general and administrative expenses incurred during the second quarter of 2007. These increases were partially offset by certain costs incurred during the second quarter of 2006 that were not incurred during the second quarter of 2007, including $2.0 million related to a loss contingency for a legal matter and approximately $0.5 million of professional and other expenses related to our development and distribution agreement with Ipsen for the development of RELOXIN®.
     Impairment of Long-lived Assets
     During the second quarter of 2007, a long-lived asset related to OMNICEF® was determined to be impaired based on our analysis of the long-lived asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $4.1 million related to this long-lived asset.
     Factors affecting the future cash flows of the OMNICEF® long-lived asset included an early termination letter received during May 2007 from Abbott, which transitions our co-promotion agreement with Abbott into a two-year residual period, and competitive pressures in the marketplace, including generic competition.

     Research and Development Expenses
     The following table sets forth our research and development expenses for the second quarter of 2007 and the second quarter of 2006 (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2007	2006	$ Change	% Change
Research and development	$7.1	$43.8	$(36.7)	(83.7)%
Charges included in research and development	$—	$35.1	$(35.1)	(100.0)%
Share-based compensation expense included in research and development	$0.1	$0.5	$(0.4)	(76.8)%
     Included in research and development expenses for the second quarter of 2007 was approximately $0.1 million of share-based compensation. Included in research and development expense for the second quarter of 2006 was $35.1 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® and approximately $0.5 million of share-based compensation expense. The primary product under development during the second quarter of 2007 and the second quarter of 2006 was RELOXIN®. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to continue to incur significant research and development expenses related to the development of RELOXIN® each quarter throughout the development process.
     In accordance with our development and distribution agreement with Ipsen for the development of RELOXIN®, we will pay Ipsen $26.5 million upon successful completion of various clinical and regulatory milestones, including a $25.0 million payment upon the FDA’s acceptance of the first filing of a Biologics License Application, which may occur during the three months ended December 31, 2007. We will recognize these milestone payments as research and development expense when incurred.
     Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the second quarter of 2007 increased $0.1 million, or 1.3%, to $5.9 million from $5.8 million during the second quarter of 2006. This increase included initial amortization of a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® during the second quarter of 2007. This increase in amortization was partially offset by a decrease in amortization due to the write-down of long-lived assets due to impairment during the three months ended September 30, 2006. The remaining amortizable lives of these long-lived assets were also shortened. These long-lived assets had an aggregate cost basis of approximately $76.6 million and were being amortized at a rate of approximately $0.4 million per quarter. These long-lived assets were written-down to an aggregate new cost basis of approximately $3.6 million, and are being amortized at an aggregate rate of approximately $0.1 million per quarter.
     Interest and Investment Income
     Interest and investment income during the second quarter of 2007 increased $2.0 million, or 27.4%, to $9.3 million from $7.3 million during the second quarter of 2006, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the second quarter of 2007.

     Interest Expense
     Interest expense during the second quarter of 2007 decreased $0.1 million, to $2.6 million during the second quarter of 2007 from $2.7 million during the second quarter of 2006. Our interest expense during the second quarter of 2007 and 2006 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during the second quarter of 2007 as compared to the second quarter of 2006 was due to the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007. See Note 10 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
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
     Our effective tax rate for the second quarter of 2007 was 36.8% compared to our effective tax rate of (176.0)% for the second quarter of 2006. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, during the second quarter of 2006, the Company’s effective tax rate of (176.0%) differed from the Company’s estimate of the effective tax rate for the full fiscal year primarily as a result of an election, solely for tax purposes, to treat Aesthetica Ltd., a company incorporated and registered under the laws of Bermuda and not previously subject to income taxes, as an entity disregarded from its U.S. owner, Medicis Aesthetics Holding Inc., a wholly owned subsidiary of Medicis Pharmaceutical Corporation, and thus fiscally transparent for purposes of the U.S. Internal Revenue Code. Thus, research and development expenses related to the development of RELOXIN® will be treated for U.S. tax purposes as made directly by Medicis Aesthetics Holding Inc. and deductible in the U.S. This election allowed the Company to record U.S. tax benefits of $39.7 million during the second quarter of 2006 on research and development expenses related to the development of RELOXIN®.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     Net Revenues
     The following table sets forth the net revenues for the six months ended June 30, 2007 (the “2007 six months”) and the six months ended June 30, 2006 (the “2006 six months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2007 Six	2006 Six
	Months	Months	$ Change	% Change
Net product revenues	$198.3	$151.7	$46.6	30.7%
Net contract revenues	$5.7	$8.5	$(2.8)	(32.5)%

Net revenues	$204.0	$160.2	$43.8	27.3%

	2007 Six	2006 Six
	Months	Months	$Change	% Change
Acne and acne-related dermatological products	$101.4	$50.6	$50.8	100.2%
Non-acne dermatological products	86.8	91.0	(4.2)	(4.6)%
Non-dermatological products (including contract revenues)	15.8	18.6	(2.8)	(15.0)%

Total net revenues	$204.0	$160.2	$43.8	27.3%

			Percentage
	2007 Six	2006 Six	Point
	Months	Months	Change
Acne and acne-related dermatological products	49.7%	31.6%	18.1%
Non-acne dermatological products	42.6%	56.8%	(14.2)%
Non-dermatological products (including contract revenues)	7.7%	11.6%	(3.9)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the 2007 six months primarily as a result of an increase in sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, ZIANA™, which was approved by the FDA during the fourth quarter of 2006, and PERLANE®, which was approved by the FDA during the second quarter of 2007. Net revenues associated with our acne and acne-related dermatological products increased by $50.8 million, or 100.2%, and by 18.1 percentage points as a percentage of net revenues during the 2007 six months as compared to the 2006 six months as a result of the increased sales of SOLODYN® and ZIANA™. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 4.6% during the 2007 six months. This change included initial sales of PERLANE®, and an increase in sales of LOPROX®, offset by a decrease in sales of RESTYLANE® due to the recent introduction of several competitive products. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 15.0% during the 2007 six months as compared to the 2006 six months, primarily due to a decrease in contract revenue.
     Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for the 2007 and 2006 six months was approximately $10.0 million and $10.2 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the 2007 six months and the 2006 six months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2007 Six	2006 Six
	Months	Months	$ Change	% Change
Gross profit	$179.5	$138.6	$40.9	29.5%
% of net revenues	88.0%	86.5%
     The increase in gross profit during the 2007 six months, compared to the 2006 six months, was due to the increase in our net revenues and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during the 2007 six months as compared to the 2006 six months. The launch of SOLODYN®, a higher margin product, during the second quarter of 2006, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues. The impact of the mix of higher margin products being sold during the 2007 six months as compared to the 2006 six months was partially offset by a $3.5 million increase in our inventory obsolescence reserve recorded during the 2007 six months, as compared to a $0.4 million decrease in our inventory obsolescence reserve during the 2006 six months. The change was due to an increase in inventory during the 2007 six months projected to not be sold by expiry dates.
     Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the 2007 six months and 2006 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2007 Six	2006 Six
	Months	Months	$ Change	% Change
Selling, general and administrative	$122.2	$102.3	$19.9	19.4%
% of net revenues	59.9%	63.9%
Share-based compensation expense included in selling, general and administrative	$10.9	$13.5	$(2.6)	(19.2)%
     The increase in selling, general and administrative expenses during the 2007 six months from the 2006 six months was attributable to approximately $10.4 million of increased personnel costs, primarily related to an increase in the number of employees (increasing from 362 as of June 30, 2006 to 467 as of June 30, 2007) and the effect of the annual salary increase that occurred during February 2007, $7.1 million of increased promotion expense, primarily related to the promotion of new products SOLODYN®, ZIANA™ and PERLANE®, $7.7 million of increased professional and consulting expenses, including costs related to the development and implementation of our new enterprise resource planning (ERP) system (net of costs capitalized), and $5.4 million of other additional selling, general and administrative expenses incurred during the 2007 six months. These increases were partially offset by certain costs incurred during the 2006 six months that were not incurred during the 2007 six months, including $8.0 million related to a loss contingency for a legal matter, $1.8 million related to a settlement of a dispute related to our merger with Ascent and approximately $1.0 million of professional and other expenses related to our development and distribution agreement with Ipsen for the development of RELOXIN®.
     Impairment of Long-lived Assets
     During the second quarter of 2007, a long-lived asset related to OMNICEF® was determined to be impaired based on our analysis of the long-lived asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $4.1 million related to this long-lived asset.

     Factors affecting the future cash flows of the OMNICEF® long-lived asset included an early termination letter received during May 2007 from Abbott, which transitions our co-promotion agreement with Abbott into a two-year residual period, and competitive pressures in the marketplace, including generic competition.
     Research and Development Expenses
     The following table sets forth our research and development expenses for the 2007 six months and 2006 six months (dollar amounts in millions):

	2007 Six	2006 Six
	Months	Months	$ Change	% Change
Research and development	$15.2	$141.0	$(125.8)	(89.3)%
Charges included in research and development	$—	$125.2	$(125.2)	(100.0)%
Share-based compensation expense included in research and development	$0.3	$1.0	$(0.7)	(75.4)%
     Included in research and development expenses for the 2007 six months was approximately $0.3 million of share-based compensation. Included in research and development expense for the 2006 six months was $125.2 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® and approximately $1.0 million of share-based compensation expense. The primary product under development during the 2007 six months and the 2006 six months was RELOXIN®.
     Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the 2007 six months decreased $0.4 million, or 2.8%, to $11.3 million from $11.7 million during the 2006 six months. This decrease was primarily due to the amount of intangible assets being amortized during the 2007 six months compared to the 2006 six months, due to the write-down of long-lived assets due to impairment during the three months ended September 30, 2006. The remaining amortizable lives of these long-lived assets were also shortened. These long-lived assets had an aggregate cost basis of approximately $76.6 million and were being amortized at a rate of approximately $0.4 million per quarter. These long-lived assets were written-down to an aggregate new cost basis of approximately $3.6 million, and are being amortized at an aggregate rate of approximately $0.1 million per quarter. This decrease was partially offset by initial amortization of a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® during the second quarter of 2007.
     Interest and Investment Income
     Interest income during the 2007 six months increased $4.0 million, or 27.8%, to $18.3 million from $14.3 million during the 2006 six months, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the 2007 six months.
     Interest Expense
     Interest expense during the 2007 six months decreased $0.1 million, to $5.2 million during the 2007 six months from $5.3 million during the 2006 six months. Our interest expense during the 2007 and 2006 six months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during the 2007 six months as compared to the 2006 six months was due to the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007. See Note 10 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.

     Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for the 2007 six months and 2006 six months (dollar amounts in millions):

	2007 Six	2006 Six
	Months	Months	$ Change	% Change
Income tax (benefit) expense	$15.0	$(34.3)	$49.3	143.6%
Effective tax rate	37.7%	(32.0)%
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
     Our effective tax rate for the 2007 six months was 37.7% compared to our effective tax rate of (32.0)% for the 2006 six months. Generally, the provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, during the 2006 six months, our effective tax rate of (32.0%) differed from our estimate of the effective tax rate for the full fiscal year primarily due to a discrete tax benefit of $5.1 million recorded during the second quarter of 2006 relating to resolutions of income tax examinations for tax years ended through June 30, 2004.
Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the 2007 six months and 2006 six months, and selected balance sheet components as of June 30, 2007 and December 31, 2006 (dollar amounts in millions):

	2007 Six	2006 Six
	Months	Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$79.1	(100.4)	$179.5	178.7%
Investing activities	$(234.4)	(126.9)	(107.5)	(84.8)%
Financing activities	$13.6	$3.2	$10.4	320.9%

	June 30, 2007	Dec. 31, 2006	$ Change	% Change
Cash, cash equivalents and short-term investments	$596.5	$554.3	$42.2	7.6%
Working capital	$570.7	$550.0	$20.7	3.8%
Long-term investments	$148.4	$130.3	$18.1	13.9%
2.5% contingent convertible senior notes due 2032	$169.2	$169.2	$—	—
1.5% contingent convertible senior notes due 2033	$283.9	$283.9	$—	—

Working Capital
     Working capital as of June 30, 2007 and December 31, 2006 consisted of the following (dollar amounts in millions):

	June 30, 2007	Dec. 31, 2006	$ Change	% Change
Cash, cash equivalents and short-term investments	$596.5	$554.3	$42.2	7.6%
Accounts receivable, net	—	36.4	(36.4)	(100.0)%
Inventories, net	30.7	27.0	3.7	13.5%
Deferred tax assets, net	22.9	23.0	(0.1)	(0.5)%
Other current assets	19.2	16.0	3.2	19.9%

Total current assets	669.3	656.7	12.6	1.9%

Accounts payable	40.5	47.5	(7.0)	(14.7)%
Income taxes payable	0.4	11.3	(10.9)	(96.2)%
Other current liabilities	57.7	47.9	9.8	20.5%

Total current liabilities	98.6	106.7	(8.1)	(7.6)%

Working capital	$570.7	$550.0	$20.7	3.8%

     We had cash, cash equivalents and short-term investments of $596.5 million and working capital of $570.7 million at June 30, 2007, as compared to $554.3 million and $550.0 million, respectively, at December 31, 2006. The increases were primarily due to the generation of $79.1 million of operating cash flow and $15.8 million of cash received from employees’ exercise of stock options during the 2007 six months, partially offset by the payment of $29.1 to Q-Med upon the FDA’s approval of PERLANE® and a net transfer of $18.1 million of our short-term investments into long-term investments during the 2007 six months.
     Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for dividends, strategic investments, acquisitions of companies or products complimentary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. In addition, we may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.
     During July 2006, we completed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We expect to occupy the new headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, in 2008. There is no financial obligation for lease payments until 2008.
     During October 2006, we executed a lease agreement for additional headquarter office space, which is also located approximately one mile from our current headquarter office space in Scottsdale, Arizona, to accommodate our current needs and future growth. Approximately 21,000 square feet of office space is being leased for a period of three years. In May 2007, we began occupancy of the additional headquarter office space.
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

Operating Activities
     Net cash provided by operating activities during the 2007 six months was approximately $79.1 million, compared to net cash used in operating activities during the 2006 six months of approximately $100.4 million. The following is a summary of the primary components of cash provided by (used in) operating activities during the 2007 six months and 2006 six months (in millions):

	2007 Six	2006 Six
	Months	Months
Payments made to Ipsen related to development of RELOXIN®	$—	$(103.0)
Payment of professional fees related to termination of proposed merger with Inamed	—	(16.7)
Income taxes paid	(17.2)	(26.7)
Other cash provided by operating activities	96.3	46.0

Cash provided by (used in) operating activities	$79.1	$(100.4)

Investing Activities
     Net cash used in investing activities during the 2007 six months was approximately $234.4 million, compared to net cash used in investing activities during the 2006 six months of $126.9 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective six-month periods. In addition, approximately $29.1 million was paid to Q-Med upon the FDA’s approval of PERLANE® during the second quarter of 2007, and $27.4 million was paid during the first quarter of 2006 for contingent payments related to our 2001 merger with Ascent.
Financing Activities
     Net cash provided by financing activities during the 2007 six months was $13.6 million, compared to net cash provided by financing activities of $3.2 million during the 2006 six months. Proceeds from the exercise of stock options were $15.8 million during the 2007 six months compared to $5.9 million during the 2006 six months. Dividends paid during the 2007 six months was $3.4 million, and dividends paid during the 2006 six months was $3.3 million.
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
     The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. Holders of the Old Notes had the option to require us to repurchase all of a portion of their Old Notes on June 4, 2007 (extended to July 11, 2007). Holders of $5,000 of outstanding principal amounts of the Old Notes exercised their right to require the Company to purchase their Old Notes for cash. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.
     Except for the Old Notes, the New Notes and deferred tax liabilities, we had only $0.5 million of long-term liabilities and had only $98.6 million of current liabilities at June 30, 2007. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be implementing a new ERP system during 2007 and 2008, which will require financial expenditures to complete.
     We have made available to BioMarin Pharmaceutical Inc. (“BioMarin”) the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004, but may be repaid by BioMarin at any time prior to the option purchase date. As of August 9, 2007, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $25.1 million on our common stock. In addition, on June 14, 2007, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on July 31, 2007 to our stockholders of record at the close of business on July 2, 2007. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2006. There were no new significant accounting estimates in the second quarter of 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2006, with the exception of the adoption of FIN 48.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of ARTEFILL®, RADIESSE®, ELEVESS™, JUVEDERM™ Ultra and JUVEDERM™ Ultra Plus, competitors to RESTYLANE® and PERLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS and LOPROX® Cream products, and potential generic forms of our LOPROX® Shampoo, LOPROX® Gel, TRIAZ® or PLEXION® products;

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. ESOTERICA® is an over-the-counter product line sold by the Company that contains bleaching products that would be regulated by the proposed rule and, if that occurs, the Company does not currently intend to invest in obtaining an approved NDA in order to continue selling this product line. This product accounted for $2.0 million and $1.0 million in net revenues during fiscal year 2006 and the 2007 six months, respectively;

•	changes in our product mix;

•	changes in prescription levels;

•	the effect of economic changes in hurricane-effected areas;

•	manufacturing or supply interruptions;

•	importation of other dermal filler products, including the unauthorized distribution of products approved in countries neighboring the U.S;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	our ability to protect our patents and other intellectual property;

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	our ability to successfully design and implement our new enterprise resource planning (ERP) system;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals;

•	the inability to obtain required regulatory approvals for any of our pipeline products, such as RELOXIN®;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow; and

•	the impact of acquisitions, divestitures and other significant corporate transactions.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2007, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 and have concluded that, as of such date, our disclosure controls and procedures were effective and designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     During the three months ended June 30, 2007, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On April 25, 2007, we entered into a Settlement Agreement with the Justice Department, the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity (collectively, the “United States”) and private complainants to settle all outstanding federal and state civil suits against us in connection with claims related to our alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to our May 2004 disposition of our pediatric sales division (the “Settlement Agreement”). The settlement is neither an admission of liability by us nor a concession by the United States that its claims are not well founded. Pursuant to the Settlement Agreement, we agreed to pay approximately $10 million to settle the matter. Pursuant to the Settlement Agreement, the United States released us from the claims asserted by the United States and agreed to refrain from instituting action seeking exclusion from Medicare, Medicaid, the TRICARE Program and other federal health care programs for the alleged conduct. These releases relate solely to the allegations related to us and do not cover individuals. The Settlement Agreement also provides that the private complainants release us and our officers, directors and employees from the asserted claims, and we release the United States and the private complainants from asserted claims.
     As part of the settlement, we have entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG to resolve any potential administrative claims the OIG may have arising out of the government’s investigation. The CIA acknowledges the existence of our comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, we are required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of our products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. We have hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer our obligations under the CIA.
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. Any such claims, prosecutions or other proceedings, with respect to our past and present employees and officers, the cost of their defense and fines and penalties resulting therefrom could have a material impact on our reputation, business and financial condition.
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
Item 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in Part I of Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders
     On May 22, 2007, the Company held its 2007 Annual Meeting of Stockholders (the “Annual Meeting”). The holders of 51,207,924 shares of Class A Common Stock were present in person or represented by proxy at the meeting. The following is a summary of the results of the voting by the Company’s stockholders at the Annual Meeting:
1) Election of Directors
The stockholders elected the following persons to serve as directors of the Company for a term of three years, or until their successors are duly elected and qualified or until their earlier resignation or removal. Votes were cast as follows:

	Number of Votes
	For	Withheld
Jonah Shacknai	46,005,475	5,202,449
Michael A. Pietrangelo	41,124,007	10,083,917
Lottie H. Shackelford	46,013,265	5,194,659
The directors of the Company whose terms of office continued were Mr. Arthur G. Altschul, Jr., Mr. Spencer Davidson, Mr. Stuart Diamond, Mr. Peter S. Knight, Esq. and Mr. Philip S. Schein, M.D.

2)	The stockholders approved an amendment to the Medicis 2006 Incentive Award Plan, increasing the number of shares of common stock reserved for issuance under the plan by 2,500,000 shares. Votes were cast as follows:

For	Against	Abstain	Broker Non-Vote
31,856,625	14,671,069	282,623	4,397,607
3)	The stockholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2007. Votes were cast as follows:

For	Against	Abstain
51,100,242	44,283	63,399

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (1)

Exhibit 3.2	Amended and Restated By-Laws of Medicis Pharmaceutical Corporation (2)

Exhibit 10.1	Amendment No. 3 to the Medicis 2006 Incentive Award Plan (3)

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith ++ Furnished herewith

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on September 10, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2007.

(3)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: August 9, 2007	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Mark A. Prygocki, Sr.
Mark A. Prygocki, Sr.
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)