Form 10-Q
period 2007-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2007-11-09
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at November 5, 2007

Class A Common Stock $.014 Par Value	56,264,909

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,581	$203,319
Short-term investments	682,526	350,942
Accounts receivable, net	15,295	36,370
Inventories, net	28,542	27,016
Deferred tax assets, net	20,132	23,047
Other current assets	15,728	15,990

Total current assets	845,804	656,684

Property and equipment, net	11,751	6,576

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	260,773	239,396
Other intangible assets	7,023	6,052

	267,796	245,448
Less: accumulated amortization	87,357	76,241

Net intangible assets	180,439	169,207
Goodwill	63,107	63,107
Deferred tax assets, net	34,425	41,241
Long-term investments	25,664	130,290
Deferred financing costs, net	932	2,181

	$1,162,122	$1,069,286

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$50,543	$47,513
Income taxes payable	8,830	11,346
Other current liabilities	51,607	47,803

Total current liabilities	110,980	106,662

Long-term liabilities:
Contingent convertible senior notes	453,055	453,065
Deferred revenue	10,000	—
Other liabilities	503	—

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 68,842,808 and 68,044,363 at September 30, 2007 and December 31, 2006, respectively	963	952
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued	—	—
Additional paid-in capital	633,830	598,435
Accumulated other comprehensive income	1,701	537
Accumulated earnings	294,100	252,431
Less: Treasury stock, 12,656,503 and 12,650,233 shares at cost at September 30, 2007 and December 31, 2006, respectively	(343,010)	(342,796)

Total stockholders’ equity	587,584	509,559

	$1,162,122	$1,069,286

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net product revenues	$116,532	$86,189	$314,805	$237,922
Net contract revenues	3,890	3,798	9,595	12,254

Net revenues	120,422	89,987	324,400	250,176

Cost of product revenues (1)	17,461	8,518	41,969	30,116

Gross profit	102,961	81,469	282,431	220,060

Operating expenses:
Selling, general and administrative (2)	60,285	53,641	182,440	155,929
Impairment of intangible assets	—	52,586	4,067	52,586
Research and development (3)	7,354	8,983	22,508	149,968
Depreciation and amortization	6,461	5,854	17,793	17,510

Operating income (loss)	28,861	(39,595)	55,623	(155,933)

Interest and investment income	9,842	7,928	28,100	22,211
Interest expense	(2,396)	(2,666)	(7,622)	(7,982)

Income (loss) before income tax expense	36,307	(34,333)	76,101	(141,704)

Income tax expense (benefit)	13,547	(13,656)	28,530	(48,003)

Net income (loss)	$22,760	$(20,677)	$47,571	$(93,701)

Basic net income (loss) per share	$0.41	$(0.38)	$0.85	$(1.72)

Diluted net income (loss) per share	$0.34	$(0.38)	$0.73	$(1.72)

Cash dividend declared per common share	$0.03	$0.03	$0.09	$0.09

Basic common shares outstanding	56,120	54,747	55,896	54,536

Diluted common shares outstanding	71,155	54,747	71,353	54,536

(1) amounts exclude amortization of intangible assets related to acquired products	$5,671	$5,076	$15,634	$15,226
(2) amounts include share-based compensation expense	$4,744	$6,177	$15,646	$19,660
(3) amounts include share-based compensation expense	$(215)	$456	$40	$1,494
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating Activities:
Net income (loss)	$47,571	$(93,701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,793	17,510
Amortization of deferred financing fees	1,249	1,608
Impairment of intangible assets	4,067	52,586
Loss on disposal of property and equipment	19	9
Gain on sale of available-for-sale investments	(49)	(358)
Share-based compensation expense	15,686	21,154
Deferred income tax expense (benefit)	9,732	(56,590)
Tax benefit from exercise of stock options and vesting of restricted stock awards	2,664	1,631
Excess tax benefits from share-based payment arrangements	(1,365)	(952)
(Decrease) increase in provision for doubtful accounts and returns	(14,877)	4,571
Amortization of (discount)/premium on investments	(2,405)	(1,679)
Changes in operating assets and liabilities:
Accounts receivable	35,952	21,154
Inventories	(1,526)	(1,008)
Other current assets	262	(5,391)
Accounts payable	3,030	(30,100)
Income taxes payable	(3,325)	(22,639)
Other current liabilities	2,557	17,456
Other liabilities	10,503	—

Net cash provided by (used in) operating activities	127,538	(74,739)

Investing Activities:
Purchase of property and equipment	(7,195)	(3,171)
Payment of direct merger costs	—	(27,420)
Payments for purchase of product rights	(30,090)	(964)
Purchase of available-for-sale investments	(570,463)	(664,473)
Sale of available-for-sale investments	173,014	211,624
Maturity of available-for-sale investments	173,396	214,583

Net cash used in investing activities	(261,338)	(269,821)

Financing Activities:
Payment of dividends	(5,063)	(4,926)
Payment of contingent convertible senior notes	(5)	—
Excess tax benefits from share-based payment arrangements	1,365	952
Proceeds from the exercise of stock options	17,052	9,164

Net cash provided by financing activities	13,349	5,190

Effect of exchange rate on cash and cash equivalents	713	150

Net decrease in cash and cash equivalents	(119,738)	(339,220)
Cash and cash equivalents at beginning of period	203,319	446,997

Cash and cash equivalents at end of period	$83,581	$107,777

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 18 branded products. Its primary brands are PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®.
     The consolidated financial statements include the accounts of Medicis and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2.	CHANGE IN ESTIMATE
     During the three months ended September 30, 2007, the Company experienced a change in estimate in the reserves for product returns and other items deducted from gross revenues resulting in an approximate $3.4 million increase to revenues.  The Company also experienced changes in estimates in its inventory valuation reserves resulting in an approximate $4.7 million increase to the inventory valuation reserve during the three months ended September 30, 2007.  The reserves for product returns and other items deducted from gross revenues and the inventory valuation reserves are based on management’s judgments and estimates and these estimates could change in the future.
3.	SHARE-BASED COMPENSATION
     At September 30, 2007, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. At the Company’s 2007 Annual Meeting of Stockholders held on May 22, 2007, the stockholders of the Company approved an amendment to the 2006 Incentive Award Plan, increasing the number of shares of common stock reserved for issuance under the plan by 2,500,000 shares. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method.

Other than restricted stock, no share-based employee compensation cost has been reflected in net income (loss) prior to the adoption of SFAS No. 123R.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2007, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2007, was approximately $22.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.
     A summary of stock options activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2006	12,989,011	$27.63

Granted	119,553	$33.75
Exercised	(791,371)	$21.14
Terminated/expired	(279,475)	$34.12

Balance at September 30, 2007	12,037,718	$27.97	4.92	$51,572,431

     The intrinsic value of options exercised during the nine months ended September 30, 2007 was $9,761,771. Options exercisable under the Company’s share-based compensation plans at September 30, 2007 were 9,593,396, with an average exercise price of $26.37, an average remaining contractual term of 4.5 years, and an aggregate intrinsic value of $50,342,690.
     A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of September 30, 2007, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	11,636,978	$27.95	4.9	$50,043,112
Exercisable	9,295,862	$26.36	4.5	$48,861,009
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Expected dividend yield	0.4%	0.4%
Expected stock price volatility	0.35	0.36
Risk-free interest rate	4.5% to 4.8%	4.5% to 4.6%
Expected life of options	7 Years	7 Years
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

     The weighted average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $14.98 and $14.00, respectively.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the nine months ended September 30, 2007, 334,179 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months and nine months ended September 30, 2007, was approximately $1.0 million and $2.8 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the three months and nine months ended September 30, 2006, was approximately $0.5 million and $1.5 million, respectively. As of September 30, 2007, the total amount of unrecognized compensation cost related to non-vested restricted stock awards, to be recognized as expense subsequent to September 30, 2007, was approximately $15.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.0 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2007 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at December 31, 2006	295,579	$29.98

Granted	334,179	$33.39
Vested	(42,007)	$30.33
Forfeited	(23,623)	$32.30

Non-vested at September 30, 2007	564,128	$31.88

     The total fair value of restricted shares vested during the nine months ended September 30, 2007 and the nine months ended September 30, 2006 was approximately $1.3 million and $1.8 million, respectively.
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
     During 2003, the Company entered into numerous agreements with Q-Med AB (“Q-Med”), a Swedish biotechnology/medical device company, for the rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE

LINESTM. Under terms of the agreements, the Company was to pay Q-Med milestone payments for the achievement of certain specific development and commercial milestones. On May 2, 2007, the FDA approved PERLANE® for implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial folds and wrinkles, such as nasolabial folds. In accordance with the Company’s agreements with Q-Med, the Company paid $29.1 million to Q-Med during the three months ended June 30, 2007 as a result of this milestone. The $29.1 million payment is included in intangible assets in the Company’s condensed consolidated balance sheets and is being amortized on a straight-line basis over its useful life of approximately 11 years.
     During 2002, the Company entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. The product, ZIANA®, was approved by the FDA during the three months ended December 31, 2006. The license and development agreement included a one-time milestone payment of $1.0 million payable to Dow the first time the product achieved a specific commercialization milestone during a 12-month period ending on the anniversary of the product’s launch date. This milestone was achieved during the three months ended June 30, 2007, and the $1.0 million milestone payment was accrued for as of June 30, 2007 and recorded as an addition to intangible assets in the Company’s condensed consolidated balance sheets. In accordance with the agreement, the milestone is payable during the three months ended March 31, 2008.
5.	STRATEGIC COLLABORATION WITH HYPERION
     On August 28, 2007, the Company, through its wholly-owned subsidiary Ucyclyd Pharma, Inc. (“Ucyclyd”), announced a strategic collaboration with Hyperion Therapeutics, Inc. (“Hyperion”) whereby Hyperion will be responsible for the ongoing research and development of a compound referred to as GT4P for the treatment of Urea Cycle Disorder, Hepatic Encephalopathies and other indications, and additional indications for AMMONUL®. Under terms of the Collaboration Agreement between Ucyclyd and Hyperion, dated as of August 23, 2007, Hyperion made an initial payment of $10.0 million to the Company for the rights and licenses granted to Hyperion in the agreement. In accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, this payment has been recorded as deferred revenue and is included in the Company’s condensed consolidated balance sheets as of September 30, 2007, and will be recognized as contract revenue in future periods. In addition, if certain specified conditions are satisfied relating to the Ucyclyd development projects, then Hyperion will have certain purchase rights with respect to the Ucyclyd development products, as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that would be granted to Hyperion upon exercise of the purchase rights.
     Additionally, Hyperion will be funding all research and development costs for the Ucyclyd research projects, and will undertake certain sales and marketing efforts for Ucyclyd’s existing on-market products. Hyperion will receive a commission from Ucyclyd equal to a certain percentage of any increase in unit sales. Ucyclyd will continue to record product sales for the existing on-market Ucyclyd products until such time as Hyperion exercises its purchase rights.
     Professional fees of approximately $2.2 million were incurred related to the completion of the agreement with Hyperion. These costs were recognized as general and administrative expenses during the three months ended September 30, 2007.
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
7. IMPAIRMENT OF INTANGIBLE ASSETS
     The Company assesses the potential impairment of long-lived assets on a periodic basis and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset grouping to the Company’s estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful life of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.
     During the quarter ended June 30, 2007, an intangible asset related to OMNICEF® was determined to be impaired based on the Company’s analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $4.1 million related to this intangible asset.
     Factors affecting the future cash flows of the OMNICEF® intangible asset included an early termination letter received during May 2007 from Abbott Laboratories, Inc. (“Abbott”), which, in accordance with the Company’s agreement with Abbott, transitions the Company’s co-promotion agreement into a two-year residual period, and competitive pressures in the marketplace, including generic competition.

     In addition, as a result of the impairment analysis, the remaining amortizable life of the intangible asset related to OMNICEF® was reduced to two years. The intangible asset related to OMNICEF® will become fully amortized by June 30, 2009. The net impact on amortization expense as a result of the write-down of the carrying value of the intangible asset and the reduction of its amortizable life is a decrease in quarterly amortization expense of approximately $126,000.
     During the quarter ended September 30, 2006, intangible assets related to certain of the Company’s products were determined to be impaired based on the Company’s analysis of the intangible assets’ carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $52.6 million related to these intangible assets. This write-down included the following (in thousands):

Intangible asset related to LOPROX® products	$49,163
Intangible asset related to ESOTERICA® products	3,267
Other intangible asset	156

$52,586

     Factors affecting the future cash flows of the LOPROX® intangible asset included competitive pressures in the marketplace and the cancellation of the development plan to support future forms of LOPROX®. Factors affecting the future cash flows of the ESOTERICA® intangible asset included a notice of proposed rulemaking by the FDA for an NDA to be required for continued marketing of hydroquinone products, such as ESOTERICA®. ESOTERICA® is currently an over-the-counter product line, and the Company does not plan to invest in obtaining an approved NDA for this product line if this proposed rule is made final without change.
     In addition, as a result of the impairment analysis, the remaining amortizable lives of the intangible assets related to LOPROX® and ESOTERICA® were reduced to fifteen years and fifteen months, respectively. The intangible asset related to LOPROX® will become fully amortized by September 30, 2021, and the intangible asset related to ESOTERICA® will become fully amortized by December 31, 2007. The net impact on amortization expense as a result of the write-down of the carrying value of the intangible assets and the reduction of their respective amortizable lives is a decrease in quarterly amortization expense related to LOPROX® of $354,051 and an increase in quarterly amortization expense related to ESOTERICA® of $48,077.
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

9.	SHORT-TERM AND LONG-TERM INVESTMENTS
     Available-for-sale securities consist of the following at September 30, 2007 (amounts in thousands):

	September 30, 2007
		Gross	Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. corporate securities	$363,054	$423	$480	$362,997
Other debt securities	344,659	537	3	345,193

Total securities	$707,713	$960	$483	$708,190

     During the three months and nine months ended September 30, 2007, the gross realized gains on sales of available-for-sale securities totaled $581 and $49,041 respectively, while no gross losses were realized. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three months and nine months ended September 30, 2007, on available-for-sale securities included in stockholders’ equity totaled $664,087 and $451,097, respectively. The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2007, by maturity, are shown below (amounts in thousands):

	September 30, 2007
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$450,543	$450,577
Due after one year through five years	178,320	178,763
Due after five years through 10 years	—	—
Due after 10 years	78,850	78,850

	$707,713	$708,190

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At September 30, 2007, approximately $25.7 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and it is management’s intent to hold these investments until recovery of fair value, which may be maturity.
     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007 (amount in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate securities	$130,711	$379	$46,499	$101
Other debt securities	9,100	3	—	—

Total securities	$139,811	$382	$46,499	$101

     The unrealized losses on the Company’s investments were caused primarily by interest rate increases. It is expected that the investments will not be settled at a price less than the amortized cost. Because the Company has the ability, and intent, to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2007.
10.	SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. The non-acne dermatological product lines include LOPROX®, OMNICEF®, PERLANE®, RESTYLANE® and VANOS®. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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
     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Acne and acne-related dermatological products	$65,502	$42,603	$166,885	$93,254
Non-acne dermatological products	44,834	40,947	131,649	131,913
Non-dermatological products	10,086	6,436	25,866	25,009

Total net revenues	$120,422	$89,986	$324,400	$250,176

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Acne and acne-related dermatological products	55%	47%	51%	37%
Non-acne dermatological products	37	46	41	53
Non-dermatological products	8	7	8	10

Total net revenues	100%	100%	100%	100%

11.	INVENTORIES
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
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of September 30, 2007 and December 31, 2006, there are no costs capitalized into inventory for products that have not yet received regulatory approval.
     Inventories consist of the following at September 30, 2007 and December 31, 2006 (amounts in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$6,820	$8,637
Finished goods	31,305	19,709
Valuation reserve	(9,583)	(1,330)

Total inventories	$28,542	$27,016

12.	CONTINGENT CONVERTIBLE SENIOR NOTES
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
     The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2012 and 2017, or upon a change in control, (as defined in the indenture governing the Old Notes) at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, and contingent interest, if any, to the date of the repurchase, payable in cash.
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
     As of July 11, 2007, the closing date of the first period whereby holders had the option to require the Company to purchase their Old Notes for cash, holders of $5,000 of outstanding principal amounts of the Old Notes exercised their right to require the Company to purchase their Old Notes for cash.
     During the quarters ended December 31, 2006, December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the Company’s Class A common stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2006, December 31, 2005, September 30, 2005, December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003. The holders of Old Notes had this conversion right only until March 31, 2007. During the quarters ended September 30, 2007, June 30, 2007, March 31, 2007, September 30, 2006, June 30, 2006, March 31, 2006, June 30, 2005 and March 31, 2005, the Old Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the three months ended March 31, 2007, September 30, 2004 and March 31, 2004, outstanding principal amounts of $5,000, $2,000 and $6,000 of Old Notes, respectively, were converted into shares of the Company’s Class A common stock. As of November 9, 2007, no other Old Notes had been converted.
13.	INCOME TAXES
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, charitable contribution deductions, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions and differences in tax rates in certain non-U.S. jurisdictions. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions the Company uses to estimate its annual effective tax rate, including factors such as the Company’s mix of pre-tax earnings in the various tax jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating losses and credit carryforwards. The Company records valuation allowances against deferred tax assets to reduce the net carrying values to amounts that are more likely than not to be realized.
     At September 30, 2007, the Company had a federal net operating loss carryforward of approximately $14.2 million that will begin to expire in varying amounts in the years 2008 through 2020 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal year 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. The federal net operating loss of $14.2 million is net of the Section 382 limitation, thus representing the Company’s estimate of the net operating loss carryforward that will be realized.
     During the three months ended September 30, 2007 and September 30, 2006, the Company made net tax payments of $2.5 million and $3.1 million, respectively. During the nine months ended September 30, 2007 and September 30, 2006, the Company made net tax payments of $19.7 million and $29.8 million, respectively.

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
     There were no significant changes to any of these amounts during the first nine months of 2007.
14.	DIVIDENDS DECLARED ON COMMON STOCK
     On September 12, 2007, the Company declared a cash dividend of $0.03 per issued and outstanding share of its Class A common stock payable on October 31, 2007 to stockholders of record at the close of business on October 1, 2007. The $1.7 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2007.
15.	SHARE REPURCHASE PROGRAM
     On August 29, 2007, the Company’s Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of Medicis’ Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) will depend on factors such as the market price of Medicis’ Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit is reached. As of November 9, 2007, no shares had been repurchased under this plan.

16. COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months and nine months ended September 30, 2007 was $23.7 million and $48.7 million, respectively. Total comprehensive loss for the three months and nine months ended September 30, 2006 was $(20.3) million and $(93.2) million, respectively.
17. NET INCOME (LOSS) PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
BASIC

Net income (loss)	$22,760	$(20,677)	$47,571	$(93,701)

Weighted average number of common shares outstanding	56,120	54,747	55,896	54,536

Basic net income (loss) per common share	$0.41	$(0.38)	$0.85	$(1.72)

DILUTED

Net income (loss)	$22,760	$(20,677)	$47,571	$(93,701)

Add:
Tax-effected interest expense and issue costs related to Old Notes	669	—	2,284	—
Tax-effected interest expense and issue costs related to New Notes	841	—	2,518	—

Net income (loss) assuming dilution	$24,270	$(20,677)	$52,373	$(93,701)

Weighted average number of common shares	56,120	54,747	55,896	54,536

Effect of dilutive securities:
Old Notes	5,823	—	5,823	—
New Notes	7,325	—	7,325	—
Stock options and restricted stock	1,887	—	2,309	—

Weighted average number of common shares assuming dilution	71,155	54,747	71,353	54,536

Diluted net income (loss) per common share	$0.34	$(0.38)	$0.73	$(1.72)

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

     The diluted net income per common share computation for the three and nine months ended September 30, 2007 excludes 3,509,873 and 3,599,647 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
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
18. CONTINGENCIES
     On April 25, 2007, the Company entered into a Settlement Agreement with the Justice Department, the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity (collectively, the “United States”) and private complainants to settle all outstanding federal and state civil suits against the Company in connection with claims related to the Company’s alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to the Company’s May 2004 disposition of its pediatric sales division (the “Settlement Agreement”). The settlement is neither an admission of liability by the Company nor a concession by the United States that its claims are not well founded. Pursuant to the Settlement Agreement, the Company agreed to pay approximately $10 million to settle the matter. Pursuant to the Settlement Agreement, the United States released the Company from the claims asserted by the United States and agreed to refrain from instituting action seeking exclusion from Medicare, Medicaid, the TRICARE Program and other federal health care programs for the alleged conduct. These releases relate solely to the allegations related to the Company and do not cover individuals. The Settlement Agreement also provides that the private complainants release the Company and its officers, directors and employees from the asserted claims, and the Company releases the United States and the private complainants from asserted claims. During 2006, the Company accrued a loss contingency of $10.2 million for this matter in connection with the possibility of additional expenses related to the settlement amount. Of this amount, $6.0 million was recorded during the three months ended March 31, 2006, $2.0 million was recorded during the three months ended June 30, 2006, and $2.2 million was recorded during the three months ended September 30, 2006. During the three months ended June 30, 2007, $5.8 million of the settlement amount was paid pursuant to the terms of the Settlement Agreement, and the remaining $4.4 million of the settlement amount was paid during the three months ended September 30, 2007. For the three and nine months ended September 30, 2006, $2.2 million and $10.2 million, respectively, is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
     As part of the Settlement Agreement, the Company has entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG to resolve any potential administrative claims the OIG may have arising out of the government’s investigation. The CIA acknowledges the existence of the Company’s comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, the Company is required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of the Company’s products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. The Company is also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. The Company has hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer its obligations under the CIA. Failure to comply under the CIA could result in substantial civil or criminal penalties and being excluded from government health care programs, which would materially reduce our sales and adversely affect our financial condition and results of operations.
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
     In June 2007, the EITF reached a consensus on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. The Company is currently evaluating EITF 07-03 and its impact, if any, on the Company’s consolidated results of operations and financial condition.

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
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. Our non-acne dermatological product lines include LOPROX®, OMNICEF®, PERLANE®, RESTYLANE® and VANOS®. Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Key Aspects of Our Business
     We derive a majority of our revenue from our primary products: PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. We believe that sales of our primary products will constitute a significant portion of our sales for the foreseeable future.
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

     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65%-75% of our gross revenues are typically derived from two major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers by using historical prescription information and historical purchase patterns, this process is inherently imprecise. Wholesale customers rarely provide us complete inventory levels at regional distribution centers, or within their national distribution systems. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our products. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
Recent Developments
     The following significant events and transactions occurred during the nine months ended September 30, 2007 and affected our results of operations, our cash flows and our financial condition:
     FDA approval of PERLANE®
     On May 2, 2007, the FDA approved PERLANE® for implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial folds and wrinkles, such as nasolabial folds. In accordance with our agreements with Q-Med, we paid $29.1 million to Q-Med during the three months ended June 30, 2007 as a result of this milestone. The $29.1 million payment is included in intangible assets in our condensed consolidated balance sheets as of September 30, 2007. The first commercial sales of PERLANE® occurred during May 2007.
     Write-down of intangible asset related to OMNICEF® due to impairment
     We assess the potential impairment of long-lived assets on a periodic basis and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful life of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.
     During the quarter ended June 30, 2007, an intangible asset related to OMNICEF® was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $4.1 million related to this intangible asset.
     Factors affecting the future cash flows of the OMNICEF® intangible asset included an early termination letter received during May 2007 from Abbott, which, in accordance with our agreement with Abbott, transitions our co-promotion agreement into a two-year residual period, and competitive pressures in the marketplace, including generic competition.
     In addition, as a result of the impairment analysis, the remaining amortizable life of the intangible asset related to OMNICEF® was reduced to two years. The intangible asset related to OMNICEF® will become fully amortized by June 30, 2009. The net impact on amortization expense as a result of the write-down of the carrying value of the intangible asset and the reduction of its amortizable life is a decrease in quarterly amortization expense of approximately $126,000.
     Strategic Collaboration with Hyperion
     On August 28, 2007, we, through our wholly-owned subsidiary Ucyclyd Pharma, Inc. (“Ucyclyd”), announced a strategic collaboration with Hyperion Therapeutics, Inc. (“Hyperion”) whereby Hyperion will be responsible for the ongoing research and development of a compound referred to as GT4P for the treatment of Urea Cycle Disorder, Hepatic Encephalopathies and other indications, and additional indications for AMMONUL®. Under terms of the Collaboration Agreement between Ucyclyd and Hyperion, dated as of August 23, 2007, Hyperion made an initial payment of $10.0 million to Ucyclyd for the rights and licenses granted to Hyperion in the agreement. In accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, this payment has been recorded as deferred revenue and is included in our condensed consolidated balance sheets as of September 30, 2007, and will be recognized as contract revenue in future periods. In addition, if certain specified conditions are satisfied relating to the Ucyclyd development projects, then Hyperion will have certain purchase rights with respect to the Ucyclyd development products as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that would be granted to Hyperion upon exercise of the purchase rights.
     Additionally, Hyperion will be funding all research and development costs for the Ucyclyd research projects, and will undertake certain sales and marketing efforts for Ucyclyd’s existing on-market products. Hyperion will receive a commission from Ucyclyd equal to a certain percentage of any increase in unit sales. Ucyclyd will continue to record product sales for the existing on-market Ucyclyd products until such time as Hyperion exercises its purchase rights.
     Professional fees of approximately $2.2 million were incurred related to the completion of the agreement with Hyperion. These costs were recognized as general and administrative expenses during the three months ended September 30, 2007.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007 (a)	2006 (b)	2007 (c)	2006 (d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	85.5	90.5	87.1	88.0
Operating expenses	61.5	134.5	69.9	150.3

Operating income (loss)	24.0	(44.0)	17.2	(62.3)
Interest and investment income (expense), net	6.1	5.8	6.3	5.7

Income (loss) before income tax expense (benefit)	30.1	(38.2)	23.5	(56.6)
Income tax expense (benefit)	11.2	(15.2)	8.8	(19.1)

Net income (loss)	18.9%	(23.0)%	14.7%	(37.5)%

(a)	Included in operating expenses is $4.5 million (3.8% of net revenues) of share-based compensation expense and $2.2 million (1.8% of net revenues) of professional fees related to the strategic collaboration with Hyperion.

(b)	Included in operating expenses is $52.6 million (58.4% of net revenues) for the write-down of intangible assets, $6.6 million (7.4% of net revenues) of compensation expense related to stock options and restricted stock and $2.2 million (2.4% of net revenues) related to a loss contingency for a legal matter.

(c)	Included in operating expenses is $15.7 million (4.8% of net revenues) of share-based compensation expense, $4.1 million (1.3% of net revenues) for the write-down of an intangible asset related to OMNICEF® and $2.2 million (0.7% of net revenues) of professional fees related to the strategic collaboration with Hyperion.

(d)	Included in operating expenses is $125.2 million (50.0% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $52.6 million (21.0% of net revenues) for the write-down of intangible assets, $21.2 million (8.5% of net revenues) of compensation expense related to stock options and restricted stock, $10.2 million (4.1% of net revenues) related to a loss contingency for a legal matter and $1.8 million (0.7% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(e)	Gross profit does not include amortization of the related intangibles, as such expenses are included in operating expenses.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
     Net Revenues
     The following table sets forth the net revenues for the three months ended September 30, 2007 (the “third quarter of 2007”) and September 30, 2006 (the “third quarter of 2006”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2007	2006	$ Change	% Change
Net product revenues	$116.5	$86.2	$30.3	35.2%
Net contract revenues	$3.9	$3.8	$0.1	2.4%

Total net revenues	$120.4	$90.0	$30.4	33.8%

	Third	Third
	Quarter	Quarter
	2007	2006	$ Change	% Change
Acne and acne-related dermatological products	$65.5	$42.6	$22.9	53.7%
Non-acne dermatological products	44.8	41.0	3.8	9.5%
Non-dermatological products (including contract revenues)	10.1	6.4	3.7	56.7%

Total net revenues	$120.4	$90.0	$30.4	33.8%

	Third	Third	Percentage
	Quarter	Quarter	Point
	2007	2006	Change
Acne and acne-related dermatological products	54.4%	47.3%	7.1%
Non-acne dermatological products	37.2%	45.5%	(8.3)%
Non-dermatological products (including contract revenues)	8.4%	7.2%	1.2%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the third quarter of 2007 primarily as a result of an increase in sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, ZIANA®, which was approved by the FDA during the fourth quarter of 2006, and PERLANE®, which was approved by the FDA during the second quarter of 2007. Net revenues associated with our acne and acne-related dermatological products increased by $22.9 million, or 53.7%, and by 7.1 percentage points as a percentage of net revenues during the third quarter of 2007 as compared to the third quarter of 2006 as a result of the increased sales of SOLODYN® and ZIANA®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues by 8.3 percentage points, but increased in net dollars by $3.8 million, or 9.5% during the third quarter of 2007. Net revenues associated with our non-dermatological products increased by $3.7 million, or 56.7%, and by 1.2 percentage points as a percentage of net revenues, during the third quarter of 2007 as compared to the third quarter of 2006, primarily due to increased sales of BUPHENYL® and AMMONUL®.

     Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for the third quarter of 2007 and 2006 was approximately $5.7 million and $5.1 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the third quarter of 2007 and the third quarter of 2006, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2007	2006	$ Change	% Change
Gross profit	$103.0	$81.5	$21.5	26.4%
% of net revenues	85.5%	90.5%
     The increase in gross profit during the third quarter of 2007, compared to the third quarter of 2006, was due to the increase in our net revenues, while the decrease in gross profit as a percentage of net revenues was primarily due to an increase in our inventory valuation reserve of approximately $4.7 million during the third quarter of 2007, as compared to a $0.1 million increase in our inventory valuation reserve during the third quarter of 2006. The change was primarily related to certain inventories that, during the third quarter of 2007, were determined to be unsalable.
     Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the third quarter of 2007 and the third quarter of 2006, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2007	2006	$ Change	% Change
Selling, general and administrative	$60.3	$53.6	$6.7	12.4%
% of net revenues	50.1%	59.6%
Share-based compensation expense included in selling, general and administrative	$4.7	$6.2	$(1.5)	(23.2)%
     The increase in selling, general and administrative expenses during the third quarter of 2007 from the third quarter of 2006 was attributable to approximately $4.1 million of increased personnel costs, primarily related to an increase in the number of employees (increasing from 394 as of September 30, 2006 to 465 as of September 30, 2007) and the effect of the annual salary increase that occurred during February 2007, $3.6 million of increased professional and consulting expenses, including $2.2 million of professional fees related to our strategic collaboration with Hyperion and costs related to the development and implementation of our new enterprise resource planning (ERP) system (net of costs capitalized), and $1.2 million of other additional selling, general and administrative expenses incurred during the third quarter of 2007. These increases were partially offset by a $2.2 million expense related to a loss contingency for a legal matter that was incurred during the third quarter of 2006 but not incurred during the third quarter of 2007.

     Impairment of Intangible Assets
     During the third quarter of 2006, intangible assets related to certain of our products were determined to be impaired based on our analysis of the intangible assets’ carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $52.6 million related to these intangible assets. This write-down included the following (in thousands):

Intangible asset related to LOPROX® products	$49,163
Intangible asset related to ESOTERICA® products	3,267
Other intangible asset	156

$52,586

     Factors affecting the future cash flows of the LOPROX® intangible asset included competitive pressures in the marketplace and the cancellation of the development plan to support future forms of LOPROX®. Factors affecting the future cash flows of the ESOTERICA® intangible asset included a notice of proposed rulemaking by the FDA for an NDA to be required for continued marketing of hydroquinone products, such as ESOTERICA®. ESOTERICA® is currently an over-the-counter product line, and we do not plan to invest in obtaining an approved NDA for this product line if this proposed rule is made final without change.
     Research and Development Expenses
     The following table sets forth our research and development expenses for the third quarter of 2007 and the third quarter of 2006 (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2007	2006	$ Change	% Change
Research and development	$7.4	$9.0	$(1.6)	(18.1)%
Share-based compensation expense included in research and development	$(0.2)	$0.5	$(0.7)	(147.2)%
     Included in research and development expenses for the third quarter of 2007 was approximately $(0.2) million of share-based compensation, which included a reversal of previously recognized share-based compensation expense of approximately $0.3 million due to the cancellation of share-based awards during the third quarter of 2007. Included in research and development expense for the third quarter of 2006 was approximately $0.5 million of share-based compensation expense. The primary product under development during the third quarter of 2007 and the third quarter of 2006 was RELOXIN®. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to continue to incur significant research and development expenses related to the development of RELOXIN® each quarter throughout the development process.
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
     Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the third quarter of 2007 increased $0.6 million, or 10.4%, to $6.5 million from $5.9 million during the third quarter of 2006. This increase included amortization of a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® during the second quarter of 2007. This increase in amortization was partially offset by a decrease in amortization due to the write-down of intangible assets due to impairment during the three months ended September 30, 2006. The remaining amortizable lives of these intangible assets were also shortened. These intangible assets had an aggregate cost basis of approximately $76.6 million and were being amortized at a rate of approximately $0.4 million per quarter. These intangible assets were written-down to an aggregate new cost basis of approximately $3.6 million, and are being amortized at an aggregate rate of approximately $0.1 million per quarter.
     Interest and Investment Income
     Interest and investment income during the third quarter of 2007 increased $1.9 million, or 24.1%, to $9.8 million from $7.9 million during the third quarter of 2006, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the third quarter of 2007.
     Interest Expense
     Interest expense during the third quarter of 2007 decreased $0.3 million, to $2.4 million during the third quarter of 2007 from $2.7 million during the third quarter of 2006. Our interest expense during the third quarter of 2007 and 2006 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during the third quarter of 2007 as compared to the third quarter of 2006 was due to the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007. See Note 12 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
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
     Our effective tax rate for the third quarter of 2007 was 37.3% compared to our effective tax rate of (39.8)% for the third quarter of 2006. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. However, during the third quarter of 2006, our effective tax rate of (39.8%) differed from our estimate of the effective tax rate for the full fiscal year due to tax benefits from the impairment of intangible assets charge offsetting a greater amount of the non-deductible items. Additionally, our effective tax rate for the third quarter of 2007 of 37.3% was lower than the estimated annual effective tax rate of approximately 38.3% as we recorded a discrete tax benefit of $295,000 as a result of a favorable ruling published by the Internal Revenue Service during the quarter.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
     Net Revenues
     The following table sets forth the net revenues for the nine months ended September 30, 2007 (the “2007 nine months”) and the nine months ended September 30, 2006 (the “2006 nine months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2007 Nine	2006 Nine
	Months	Months	$ Change	% Change
Net product revenues	$314.8	$237.9	$76.9	32.3%
Net contract revenues	$9.6	$12.3	$(2.7)	(21.7)%

Total net revenues	$324.4	$250.2	$74.2	29.7%

	2007 Nine	2006 Nine
	Months	Months	$ Change	% Change
Acne and acne-related dermatological products	$166.9	$93.3	$73.6	79.0%
Non-acne dermatological products	131.6	131.9	(0.3)	(0.2)%
Non-dermatological products (including contract revenues)	25.9	25.0	0.9	3.4%

Total net revenues	$324.4	$250.2	$74.2	29.7%

			Percentage
	2007 Nine	2006 Nine	Point
	Months	Months	Change
Acne and acne-related dermatological products	51.4%	37.3%	14.1%
Non-acne dermatological products	40.6%	52.7%	(12.1)%
Non-dermatological products (including contract revenues)	8.0%	10.0%	(2.0)%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the 2007 nine months primarily as a result of an increase in sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, ZIANA®, which was approved by the FDA during the fourth quarter of 2006, and PERLANE®, which was approved by the FDA during the second quarter of 2007. Net revenues associated with our acne and acne-related dermatological products increased by $73.6 million, or 79.0%, and by 14.1 percentage points as a percentage of net revenues during the 2007 nine months as compared to the 2006 nine months as a result of the increased sales of SOLODYN® and ZIANA®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues by 12.1 percentage points, and decreased slightly in net dollars by $0.3 million, or 0.2% during the 2007 nine months. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, but increased in net dollars by $0.9 million, or 3.4% during the 2007 nine months as compared to the 2006 nine months.

     Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for the 2007 and 2006 nine months was approximately $15.6 million and $15.2 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the 2007 nine months and the 2006 nine months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2007 Nine	2006 Nine
	Months	Months	$ Change	% Change
Gross profit	$282.4	$220.1	$62.3	28.3%
% of net revenues	87.1%	88.0%
     The increase in gross profit during the 2007 nine months, compared to the 2006 nine months, was due to the increase in our net revenues and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during the 2007 nine months as compared to the 2006 nine months. The launch of SOLODYN®, a higher margin product, during the second quarter of 2006, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues. The impact of the mix of higher margin products being sold during the 2007 nine months as compared to the 2006 nine months was partially offset by a $8.3 million increase in our inventory valuation reserve recorded during the 2007 nine months, as compared to a $0.3 million decrease in our inventory valuation reserve during the 2006 nine months. The change was due to an increase in inventory during the 2007 nine months projected to not be sold by expiry dates, and certain inventories that, during the third quarter of 2007, were determined to be unsalable.
     Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the 2007 nine months and 2006 nine months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2007 Nine	2006 Nine
	Months	Months	$ Change	% Change
Selling, general and administrative	$182.4	$155.9	$26.5	17.0%
% of net revenues	56.2%	62.2%
Share-based compensation expense included in selling, general and administrative	$15.6	$19.7	$(4.1)	(20.4)%
     The increase in selling, general and administrative expenses during the 2007 nine months from the 2006 nine months was attributable to approximately $14.5 million of increased personnel costs, primarily related to an increase in the number of employees (increasing from 394 as of September 30, 2006 to 465 as of September 30, 2007) and the effect of the annual salary increase that occurred during February 2007, $6.1 million of increased promotion expense, primarily related to the promotion of RESTYLANE® and new products SOLODYN®, ZIANA® and PERLANE®, $11.3 million of increased professional and consulting expenses, including $2.2 million of professional fees related to our strategic collaboration with Hyperion and costs related to the development and implementation of our new enterprise resource planning (ERP) system (net of costs capitalized), and $7.6 million of other additional selling, general and administrative expenses incurred during the 2007 nine months. These increases were partially offset by certain costs incurred during the 2006 nine months that were not incurred during the 2007 nine months, including $10.2 million related to a loss contingency for a legal matter, $1.8 million related to a settlement of a dispute related to our merger with Ascent and approximately $1.0 million of professional and other expenses related to our development and distribution agreement with Ipsen for the development of RELOXIN®.
     Impairment of Intangible Assets
     During the second quarter of 2007, an intangible asset related to OMNICEF® was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $4.1 million related to this intangible asset.
     Factors affecting the future cash flows of the OMNICEF® intangible asset included an early termination letter received during May 2007 from Abbott, which transitions our co-promotion agreement with Abbott into a two-year residual period, and competitive pressures in the marketplace, including generic competition.
     During the third quarter of 2006, intangible assets related to certain of our products were determined to be impaired based on our analysis of the intangible assets’ carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $52.6 million related to these intangible assets. This write-down included the following (in thousands):

Intangible asset related to LOPROX® products	$49,163
Intangible asset related to ESOTERICA® products	3,267
Other intangible asset	156

$52,586

     Factors affecting the future cash flows of the LOPROX® intangible asset included competitive pressures in the marketplace and the cancellation of the development plan to support future forms of LOPROX®. Factors affecting the future cash flows of the ESOTERICA® intangible asset included a notice of proposed rulemaking by the FDA for an NDA to be required for continued marketing of hydroquinone products, such as ESOTERICA®. ESOTERICA® is currently an over-the-counter product line, and we do not plan to invest in obtaining an approved NDA for this product line if this proposed rule is made final without change.
     Research and Development Expenses
     The following table sets forth our research and development expenses for the 2007 nine months and 2006 nine months (dollar amounts in millions):

	2007 Nine	2006 Nine
	Months	Months	$ Change	% Change
Research and development	$22.5	$150.0	$(127.5)	(85.0)%
Charges included in research and development	$—	$125.2	$(125.2)	(100.0)%
Share-based compensation expense included in research and development	$0.0	$1.5	$(1.5)	(100.0)%
     Share-based compensation expense included in research and development expense for the 2007 nine months was $40,254, which included a reversal of previously recognized share-based compensation expense of approximately $0.3 million due to the cancellation of share-based awards during the third quarter of 2007. Included in research and development expense for the 2006 nine months was $125.2 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® and approximately $1.5 million of share-based compensation expense. The primary product under development during the 2007 nine months and the 2006 nine months was RELOXIN®.
     Depreciation and Amortization Expenses

     Depreciation and amortization expenses during the 2007 nine months increased $0.3 million, or 1.6%, to $17.8 million from $17.5 million during the 2006 nine months. This increase included amortization of a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® during the second quarter of 2007. This increase in amortization was partially offset by a decrease in amortization due to the write-down of intangible assets due to impairment during the three months ended September 30, 2006. The remaining amortizable lives of these intangible assets were also shortened. These intangible assets had an aggregate cost basis of approximately $76.6 million and were being amortized at a rate of approximately $0.4 million per quarter. These intangible assets were written-down to an aggregate new cost basis of approximately $3.6 million, and are being amortized at an aggregate rate of approximately $0.1 million per quarter.
     Interest and Investment Income
     Interest income during the 2007 nine months increased $5.9 million, or 26.5%, to $28.1 million from $22.2 million during the 2006 nine months, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during the 2007 nine months.
     Interest Expense
     Interest expense during the 2007 nine months decreased $0.4 million, to $7.6 million during the 2007 nine months from $8.0 million during the 2006 nine months. Our interest expense during the 2007 and 2006 nine months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during the 2007 nine months as compared to the 2006 nine months was due to the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007. See Note 12 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
     Income Tax Expense
     Our effective tax rate for the 2007 nine months was 37.5% compared to our effective tax rate of (33.9)% for the 2006 nine months. The 2007 nine months tax rate differs from the 2006 nine months rate primarily as a result of the discrete tax benefits recorded in 2006 related to the resolution of certain tax examinations that are not recorded in 2007.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the 2007 nine months and 2006 nine months, and selected balance sheet components as of September 30, 2007 and December 31, 2006 (dollar amounts in millions):

	2007 Nine	2006 Nine
	Months	Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$127.5	$(74.7)	$202.2	270.6%
Investing activities	$(261.3)	$(269.8)	$8.5	3.1%
Financing activities	$13.3	$5.2	$8.1	157.2%

	Sept. 30, 2007	Dec. 31, 2006	$ Change	% Change
Cash, cash equivalents and short-term investments	$766.1	$554.3	$211.8	38.2%
Working capital	$734.8	$550.0	$184.8	33.6%
Long-term investments	$25.7	$130.3	$(104.6)	(80.3)%
2.5% contingent convertible senior notes due 2032	$169.2	$169.2	$—	—
1.5% contingent convertible senior notes due 2033	$283.9	$283.9	$—	—
Working Capital
     Working capital as of September 30, 2007 and December 31, 2006 consisted of the following (dollar amounts in millions):

	Sept. 30, 2007	Dec. 31, 2006	$ Change	% Change
Cash, cash equivalents and short-term investments	$766.1	$554.3	$211.8	38.2%
Accounts receivable, net	15.3	36.4	(21.1)	(57.9)%
Inventories, net	28.5	27.0	1.5	5.7%
Deferred tax assets, net	20.1	23.0	(2.9)	(12.6)%
Other current assets	15.8	16.0	(0.2)	19.9%

Total current assets	845.8	656.7	189.1	28.8%

Accounts payable	50.5	47.5	3.0	6.4%
Income taxes payable	8.8	11.3	(2.5)	(22.2)%
Other current liabilities	51.7	47.9	3.8	8.0%

Total current liabilities	111.0	106.7	4.3	4.0%

Working capital	$734.8	$550.0	$184.8	33.6%

     We had cash, cash equivalents and short-term investments of $766.1 million and working capital of $734.8 million at September 30, 2007, as compared to $554.3 million and $550.0 million, respectively, at December 31, 2006. The increases were primarily due to the generation of $127.5 million of operating cash flow, $17.1 million of cash received from employees’ exercise of stock options and a net transfer of $104.6 million of our long-term investments into short-term investments, partially offset by the payment of $29.1 to Q-Med upon the FDA’s approval of PERLANE® during the 2007 nine months.
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
     During July 2006, we completed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We expect to occupy the new headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, in the second quarter of 2008. There is no financial obligation for lease payments until 2008.
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
     During 2007 and 2008, we will be designing and implementing a new enterprise resource planning (ERP) system to integrate and improve the financial and operational aspects of our business. We have dedicated approximately 50 of our employees to various aspects of the project, along with third party consultants. We expect this project will require an aggregate investment of approximately $10 million — $12 million during 2007 and 2008. During the nine months ended September 30, 2007, we have invested approximately $5.7 million on this project.
     On August 29, 2007, our Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of our Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) will depend on factors such as the market price of our Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit is reached. As of November 9, 2007, no shares had been repurchased under this plan.
Operating Activities
     Net cash provided by operating activities during the 2007 nine months was approximately $127.5 million, compared to net cash used in operating activities during the 2006 nine months of approximately $74.7 million. The following is a summary of the primary components of cash provided by (used in) operating activities during the 2007 nine months and 2006 nine months (in millions):

	2007 Nine	2006 Nine
	Months	Months
Payments made to Ipsen related to development of RELOXIN®	$—	$(125.2)
Payment of professional fees related to termination of proposed merger with Inamed	—	(16.7)
Income taxes paid	(19.7)	(29.8)
Payment received from Hyperion related to strategic collaboration	10.0	—
Other cash provided by operating activities	137.2	97.0

Cash provided by (used in) operating activities	$127.5	$(74.7)

Investing Activities
     Net cash used in investing activities during the 2007 nine months was approximately $261.3 million, compared to net cash used in investing activities during the 2006 nine months of $269.8 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective nine-month periods. In addition, approximately $29.1 million was paid to Q-Med upon the FDA’s approval of PERLANE® during the second quarter of 2007 and $27.4 million was paid during the first quarter of 2006 for contingent payments related to our 2001 merger with Ascent.

Financing Activities
     Net cash provided by financing activities during the 2007 nine months was $13.3 million, compared to net cash provided by financing activities of $5.2 million during the 2006 nine months. Proceeds from the exercise of stock options were $17.1 million during the 2007 nine months compared to $9.2 million during the 2006 nine months. Dividends paid during the 2007 nine months was $5.1 million, and dividends paid during the 2006 nine months was $4.9 million.
Contingent Convertible Senior Notes and Other Long-Term Commitments
     On August 14, 2003, we exchanged $230.8 million in principal amount of our Old Notes for $283.9 million in principal amount of our New Notes. Holders of Old Notes that accepted our exchange offer received $1,230 in principal amount of New Notes for each $1,000 in principal amount of Old Notes. The terms of the New Notes are similar to the terms of the Old Notes, but have a different interest rate, conversion rate and maturity date. Holders of Old Notes that did not exchange will continue to be subject to the terms of the Old Notes. See Note 12 of Notes to Condensed Consolidated Financial Statements for further discussion.
     The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. Holders of the Old Notes had the option to require us to repurchase all of a portion of their Old Notes on June 4, 2007 (extended to July 11, 2007). Holders of $5,000 of outstanding principal amounts of the Old Notes exercised their right to require us to purchase their Old Notes for cash. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.
     Except for the Old Notes, the New Notes and deferred tax liabilities, we had only $10.5 million of long-term liabilities and had only $111.0 million of current liabilities at September 30, 2007. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be implementing a new ERP system during 2007 and 2008, which will require financial expenditures to complete.
     We have made available to BioMarin Pharmaceutical Inc. (“BioMarin”) the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004, but may be repaid by BioMarin at any time prior to the option purchase date. As of November 9, 2007, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $26.8 million on our common stock. In addition, on September 12, 2007, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on October 31, 2007 to our stockholders of record at the close of business on October 1, 2007. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Off-Balance Sheet Arrangements
     As of September 30, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2006. There were no new significant accounting estimates in the third quarter of 2007, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2006, with the exception of the adoption of FIN 48.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 157 and its impact, if any, on our consolidated results of operations and financial condition.
     Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance for the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of approximately $808,000, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings.
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
     In June 2007, the EITF reached a consensus on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. We are currently evaluating EITF 07-03 and its impact, if any, on our consolidated results of operations and financial condition.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of Artefill®, Radiesse®, Elevess™, Juvéderm™ Ultra and Juvéderm™ Ultra Plus, competitors to RESTYLANE® and PERLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS, LOPROX® Cream and LOPROX® Gel products, and potential generic forms of our LOPROX® Shampoo, TRIAZ®, PLEXION® or SOLODYN® products;

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. ESOTERICA® is an over-the-counter product line we sell that contains bleaching products that would be regulated by the proposed rule and, if that occurs, we do not currently intend to invest in obtaining an approved NDA in order to continue selling this product line. This product accounted for $2.0 million and $1.8 million in net revenues during fiscal year 2006 and the 2007 nine months, respectively;

•	changes in our product mix;

•	changes in prescription levels;

•	the effect of economic changes in hurricane-effected areas;

•	manufacturing or supply interruptions;

•	importation of other dermal filler products, including the unauthorized distribution of products approved in countries neighboring the U.S;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	our ability to protect our patents and other intellectual property;

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	our ability to successfully design and implement our new enterprise resource planning (ERP) system;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals;

•	the inability to obtain required regulatory approvals for any of our pipeline products, such as RELOXIN®;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;

•	the impact of acquisitions, divestitures and other significant corporate transactions; and

•	failure to comply with our corporate integrity agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report contain discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which is incorporated herein by reference and which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2007, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 and have concluded that, as of such date, our disclosure controls and procedures were effective and designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     During the three months ended September 30, 2007, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As part of our review procedures related to the financial results for the three and nine months ended September 30, 2007, and further consultation with specialists within our independent auditors’ firm on a specific and non-recurring transaction we entered into in August 2007, it was determined that the reported non-refundable $10.0 million payment received in connection with the out-licensing of certain research and development projects would more appropriately be reported as deferred revenue at September 30, 2007 under the guidance provided by EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. Accordingly, the $10.0 million non-refundable payment ($6.4 million after tax) received from our collaboration partner initially reflected as Contract Revenue in our November 7, 2007 press release will be reflected as deferred revenue in our condensed consolidated balance sheets as of September 30, 2007, and recognized as revenue in future periods.
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
     As part of the settlement, we have entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG to resolve any potential administrative claims the OIG may have arising out of the government’s investigation. The CIA acknowledges the existence of our comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, we are required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of our products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. We have hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer our obligations under the CIA. Failure to comply under the CIA could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
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
     On June 22, 2006, Medicis and Aventis-Sanofi (the manufacturer of LOPROX® Gel), filed a complaint in the U.S. District Court for the District of Minnesota against Paddock Laboratories, asserting that Paddock’s proposed generic version of Medicis’ LOPROX® Gel product will infringe one or more claims of one of our patents on LOPROX® Gel. Paddock filed an answer and counterclaims and later amended these filings, denying infringement and seeking fees and costs. On December 7, 2006, plaintiffs served Paddock with a covenant not to sue for infringement of the ‘656 patent based on the products that are the subject of Paddock’s current ANDA, and filed their reply to Paddock’s counterclaims, which included a denial of Paddock’s allegations that the ‘337 patent claims are invalid, unenforceable and not infringed. On January 26, 2007, the Court entered a stipulated Amended Pretrial Scheduling Order, extending all pre-trial and discovery dates in the case by 30 days to allow the parties to engage in discussions. On March 14, 2007, the Court entered a further Order extending dates in the case to permit the parties to engage in discussions. In August 2007, Medicis and Paddock entered into a settlement agreement resolving all disputes in the litigation. On August 15, 2007, the Court entered a Stipulated Order of Dismissal dismissing all claims and counterclaims in the lawsuit.

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
Item 1A. Risk Factors
     The risk factors presented below supplement and amend the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Risks Related To Our Business
We derive a majority of our sales from our primary products, and any factor adversely affecting sales of these products would harm our business, financial condition and results of operations.
     We believe that the prescription volume of our primary prescription products, in particular, SOLODYN®, and sales of our dermal aesthetic product, RESTYLANE®, will continue to constitute a significant portion of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. On June 5, 2006, Allergan announced that the FDA had approved its JuvédermTM dermal filler family of products. Allergan began marketing these products in January 2007. Other dermal filler products, such as Artefill®, Radiesse® and ElevessTM have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and, if approved, the companies producing such products could charge less to doctors for their products. While current patent coverage for SOLODYN® does not expire until 2018, SOLODYN® may face generic competition in the near future without prior notice if a generic competitor decides to enter the market notwithstanding the risk of a suit for patent infringement. Because SOLODYN® contains an antibiotic drug that was first approved by the FDA prior to the enactment of the Food and Drug Administration Modernization Act of 1997, or FDAMA, SOLODYN® does not have the benefit of the protections offered under the Hatch-Waxman Act. Accordingly, we would not receive a Paragraph IV notice regarding SOLODYN® from any potential generic competitor and would not be entitled to an automatic 30-month stay of generic entry that would be available to a patent owner filing an infringement suit based on receipt of such a notice. We currently have one issued patent relating to SOLODYN®. As part of our patent strategy, we are currently pursuing additional patent protection for SOLODYN®. However, we cannot provide any assurance that any additional patents will be issued relating to SOLODYN® and the failure to obtain additional patent protection could adversely affect our ability to deter generic competition, which would adversely affect SOLODYN® revenue and our results of operations. On November 6, 2007, we received notification of a non-final rejection from the U.S. Patent and Trademark Office relating to certain patent applications that we filed relating to SOLODYN®. We intend to respond promptly to the non-final rejections and to continue our vigorous efforts to obtain additional patent protection for SOLODYN®. In addition to SOLODYN®, many of our primary prescription products may be subject to generic competition in the near future. Each of our primary products could be rendered obsolete or uneconomical by competitive changes, including generic competition.
     Sales related to our primary prescription products, including SOLODYN®, and sales of RESTYLANE® could also be adversely affected by other factors, including:

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
Our profitability is impacted by our continued participation in governmental pharmaceutical pricing programs.
     In order for our products to receive reimbursement by state Medicaid programs, we must participate in the Medicaid drug rebate program. Participation in the program requires us to provide a rebate for each unit of our products that is reimbursed by Medicaid. Rebate amounts for our products are determined by a statutory formula that is based on prices defined by statute: average manufacturer price (“AMP”), which we must calculate for all products that are covered outpatient drugs under the Medicaid program, and best price, which we must calculate only for those of our covered outpatient drugs that are innovator products. We are required to report AMP and best price for each of our covered outpatient drugs to the government on a regular basis. In July 2007, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that is responsible for administering the Medicaid drug rebate program, issued a final rule that, among other things, clarifies how manufacturers must calculate both AMP and best price and implements new requirements under the Deficit Reduction Act of 2005 on the use of AMP to calculate federal upper limits on pharmacy reimbursement amounts under the Medicaid program. These upper limits are used to determine ceilings placed on the amounts that state Medicaid programs can pay for certain prescription drugs using federal dollars. We cannot predict the full impact of these changes, which became effective in part on January 1, 2007 and in part on October 1, 2007, on our business, nor can we predict whether there will be additional federal legislative or regulatory proposals to modify current Medicaid rebate rules.
     To receive reimbursement under state Medicaid programs for our products, we also are required by federal law to provide discounts under other pharmaceutical pricing programs. For example, we are required to enter into a Federal Supply Schedule (“FSS”) contract with the Department of Veterans Affairs (“VA”) under which we must make our covered drugs available to the “Big Four” federal agencies — the VA, the Department of Defense, the Public Health Service, and the Coast Guard — at pricing that is capped pursuant to a statutory Federal ceiling price (“FCP”) formula set forth in the Veterans Health Care Act of 1992 (“VHCA”). The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” which manufacturers are required to report on a quarterly and annual basis to the VA. FSS contracts are federal procurement contracts that include standard government terms and conditions and separate pricing for each product. In addition to the Big Four agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the VHCA formula; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. Medicis chooses to offer one single FCP-based FSS contract price for each product to the Big Four agencies as well as all to other FSS purchasers. Medicis also offers products that are not VHCA covered drugs on its FSS contract at negotiated pricing. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing to an agreed “tracking customer” is reduced.
     To receive reimbursement under state Medicaid programs for our products, we also are required by federal law to provide discounted purchase prices under the Public Health Service Drug Pricing Program to certain categories of entities defined by statute. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. To the extent that the statutory and regulatory definitions of AMP and the Medicaid rebate amount change as a result of the Deficit Reduction Act and final rule discussed above, these changes also could impact the discounted purchase prices that we are obligated to provide under this program. We cannot predict the full impact of these changes, which became effective in part on January 1, 2007 and in part on October 1, 2007, on our business, nor can we predict whether there will be additional federal legislative or regulatory proposals to modify current Medicaid rebate rules which then could impact this program as well.
Our profitability may be impacted by our ongoing review of our prior reports under certain Federal pharmaceutical pricing programs.
     Under the terms of our Medicaid drug rebate program agreement and our VA Federal Supply Schedule (“FSS”) contract and related pricing agreements required under the Veterans Health Care Act of 1992, we are required to accurately report our pharmaceutical pricing data, which is based, in part, on accurate classifications of our customers’ classes of trade. On May 1, 2007, and on May 15, 2007, we notified the U.S. Department of Health and Human Services and the Department of Veterans Affairs, respectively, that we may have misclassified certain of our customers’ classes of trade, which could affect the prices previously reported under the Medicaid drug rebate program and/or prices on our VA FSS contract. We have been reviewing this issue and have identified certain customer class of trade misclassifications. We are therefore undertaking a review and recalculation of our Non-Federal Average Manufacturer Prices (“Non-FAMPs”) and related Federal Ceiling Prices, Average Manufacturer Prices (“AMPs”), and Best Prices (“BPs”) for a period going back at least (3) years to determine the impact, if any, that reclassification of customers to appropriate classes of trade might have on these reported prices. In doing the recalculation, we will generally review the methodologies for computing the reported prices, the classification of products under the various programs, and any other potentially significant issues identified in the course of the review. We also are conducting a review of our administration of obligations under the Price Reductions Clause in our Federal Supply Schedule (“FSS”) contract with the VA. It is unclear whether any issue that may be identified during this review may result in any changes to our Medicaid rebate liability for prior quarters or to prices paid under the FSS, or any penalties, or whether any such changes or penalties would have a material impact on our business, financial condition, results of operations or cash flows.

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation of the Company, as amended (1)

Exhibit 3.2	Amended and Restated By-Laws of Medicis Pharmaceutical Corporation (2)

Exhibit 10.1+	Collaboration Agreement, dated as of August 23, 2007, by and between Ucyclyd Pharma, Inc. and Hyperion Therapuetics, Inc. (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

++	Furnished herewith

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on September 10, 2004.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: November 9, 2007	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Mark A. Prygocki, Sr.
Mark A. Prygocki, Sr.
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)