Form 10-K
period 2007-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2008-02-29
CIK 859368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007.
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting stock held on June 30, 2007 by non-affiliates of the registrant was $1,179,182,383 based on the closing price of $30.54 per share as reported on the New York Stock Exchange on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of February 22, 2008, there were 56,358,318 outstanding shares of Class A common stock.
Documents incorporated by reference:
Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I
Item 1. Business
Change in Fiscal Year
     Effective December 31, 2005, Medicis Pharmaceutical Corporation (“Medicis”, the “Company”, or as used in the context of “we”, “us” or “our”) changed its fiscal year end from June 30 to December 31. This change was made to align our fiscal year end with other companies within our industry. This Form 10-K is intended to cover the audited calendar year January 1, 2007 to December 31, 2007, which we refer to as “2007.” We refer to the audited calendar year January 1, 2006 to December 31, 2006 as “2006”. Comparative financial information to 2006 is provided in this Form 10-K with respect to the calendar year January 1, 2005 to December 31, 2005, which is unaudited and we refer to as “2005.” Additional audited information is provided with respect to the transition period July 1, 2005 through December 31, 2005, which we refer to as the “Transition Period.” We refer to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005”.
The Company
     We, together with our wholly owned subsidiaries, are a leading independent specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological, aesthetic and podiatric conditions. We believe that the U.S. market for dermatological pharmaceutical sales exceeds $6 billion annually. According to the American Society for Aesthetic Plastic Surgery, a national not-for-profit organization for education and research in cosmetic plastic surgery, nearly 11.7 million cosmetic surgical and non-surgical procedures were performed in the United States during 2007, including approximately 9.6 million non-surgical cosmetic procedures. We also market products in Canada for the treatment of dermatological and aesthetic conditions.
     We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate high integrity relationships of trust and confidence with the foremost dermatologists and podiatrists and the leading plastic surgeons in the United States.
     We offer a broad range of products addressing various conditions or aesthetic improvements, including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). We currently offer 18 branded products. Our primary brands are PERLANE® (hyaluronic acid), RESTYLANE® (hyaluronic acid), SOLODYN® (minocycline HCl, USP), TRIAZ® (benzoyl peroxide), VANOS® (fluocinonide) Cream 0.1%, and ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Many of our primary brands currently enjoy branded market leadership in the segments in which they compete. Because of the significance of these brands to our business, we concentrate our sales and marketing efforts in promoting them to physicians in our target markets. We also sell a number of other products that we consider less critical to our business.
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
     Currently, we outsource all of our product manufacturing needs. The underlying cost to us for manufacturing our products is established in our agreements with outside manufacturers. Because of the short-term nature of these agreements, our expenses for manufacturing are not fixed and could change from contract to contract.
Our Products
     We currently market 18 branded products. Our sales and marketing efforts are currently focused on our primary brands. The following chart details certain important features of our primary brands:

Brand	Treatment	U.S. Market Impact
PERLANE®	Injectable gel for implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial folds and wrinkles, such as nasolabial folds	Launched in May 2007 following U.S. Food and Drug Administration (“FDA”) approval on May 2, 2007

RESTYLANE®	Injectable gel for treatment of moderate to severe facial wrinkles and folds, such as nasolabial folds	The leading worldwide injectable dermal filler, launched in January 2004 following FDA approval on December 12, 2003

SOLODYN®	Once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 and older	Launched in July 2006 following FDA approval on May 8, 2006

TRIAZ®	Topical patented gel and cleanser and patent-pending pad treatments for acne	A leading branded prescription benzoyl peroxide product, launched during fiscal 1996

VANOS®	Super-high potency topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses in patients 12 years of age or older	Launched in April 2005 following FDA approval on February 11, 2005

ZIANA®	Once daily topical gel treatment for acne vulgaris in patients 12 and older	Approved by the FDA on November 7, 2006. First commercial sales to wholesalers in December 2006 and launched in January 2007
Dermal Restorative Products
     Our principal branded dermal restorative products are described below (see also Item 1A. Risk Factors):
     RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM are injectable, transparent, stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. These products are the leading particle-based hyaluronic acid dermal fillers and offer patients a “tissue tailored” result based on their particular skin type volume augmentation needs. In the United States, the FDA regulates these products as medical devices. Medicis offers all four of these products in Canada, and began offering RESTYLANE® and PERLANE® in the United States on January 6, 2004 and May 2, 2007, respectively. RESTYLANE FINE LINES TM and SubQTM have not yet been approved by the FDA for use in the United States. We acquired the exclusive U.S. and Canadian rights to these dermal restorative products from Q-Med AB, a Swedish biotechnology and medical device company and its affiliates (collectively “Q-Med”) through license agreements.

Prescription Pharmaceuticals
     Our principal branded prescription pharmaceutical products are described below (see also Item 1A. Risk Factors):
     SOLODYN®, launched to dermatologists in July 2006 after approval by the FDA on May 8, 2006, is the only oral minocycline approved for once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. SOLODYN® is also the only approved minocycline in extended release tablet form. SOLODYN® is lipid soluble, and its mode of action occurs in the skin and sebum. SOLODYN® is not bioequivalent to any other minocycline products, and is in no way interchangeable with other forms of minocycline. SOLODYN® is patented until 2018 by a U.S. patent which covers SOLODYN®‘s unique dissolution rate (see also Item 1A. Risk Factors). Other patent applications covering SOLODYN® are to be filed or are pending (see also Item 1A. Risk Factors). SOLODYN® is available by prescription in 45mg, 90mg and 135mg extended release tablet dosages.
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
     VANOS® Cream, launched to dermatologists in April 2005 after approval by the FDA on February 11, 2005, is a super-high potency (Class I) topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses in patients 12 years of age or older. The active ingredient in VANOS® is fluocinonide 0.1%, and is the only fluocinonide available in the Class I category of topical corticosteroids. Physicians may already be familiar with the fluocinonide 0.05%, the active ingredient in another of our products, the Class II corticosteroid LIDEX®. Two double blind clinical studies have demonstrated the efficacy, safety and tolerability of VANOS®. Its base was formulated to have the cosmetic elegance of a cream, yet behave like an ointment on the skin. In addition, physicians have the flexibility of prescribing VANOS® either for once or twice daily application. VANOS® Cream is protected by three U.S. patents that expire in 2021.
     ZIANA® Gel, which contains clindamycin phosphate 1.2% and tretinoin 0.025%, was approved by the FDA on November 7, 2006. Initial shipments of ZIANA® to wholesalers began in December 2006, with formal promotional launch to dermatologists occurring in January 2007. ZIANA® is the first and only combination of clindamycin and tretinoin approved for once daily use for the topical treatment of acne vulgaris in patients 12 years and older. ZIANA® is also the first and only approved acne product to combine an antibiotic and a retinoid. ZIANA® is protected by a U.S. patent for both composition of matter on the aqueous-based vehicle and method that expires in 2020. An additional patent covering composition of matter has been placed before the U.S. Patent and Trademark Office to be reissued. Each of these patents cover aspects of the unique vehicle which are used to deliver the active ingredients in ZIANA®. ZIANA® is available by prescription in 30 gram and 60 gram tubes.
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

     We incurred total research and development costs for all of our sponsored and unreimbursed co-sponsored pharmaceutical projects for 2007, 2006, the Transition Period, the corresponding six-month period of 2004 and fiscal 2005 of $39.4 million, $161.8 million, $22.4 million, $45.1 million, and $65.7 million, respectively. Research and development costs for 2007 includes $8.0 million related to our option to acquire Revance Therapeutics, Inc. (“Revance”) or to license Revance’s product currently under development. Research and development costs for 2006 include $125.2 million paid to Ipsen Ltd., a wholly-owned subsidiary of Ipsen, S.A. (“Ipsen”) pursuant to the RELOXIN® development agreements. Research and development costs for the Transition Period include $11.9 million paid to Dow Pharmaceutical Sciences, Inc. (“Dow”) pursuant to a development agreement. Research and development costs for the corresponding six-month period of 2004 include $30.0 million related to our license agreement with Q-Med related to the SubQTM product, and $5.0 million related to our development and license agreement with Ansata Therapeutics, Inc. (“Ansata”). Research and development costs for fiscal 2005 include $30.0 million related to our license agreement with Q-Med related to the SubQTM product, $5.0 million related to our development and license agreement with Ansata, and $8.3 million related to our research and development collaboration with AAIPharma, Inc. (“AAIPharma”).
     On December 11, 2007, we announced a strategic collaboration with Revance whereby we made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon our exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for our $20.0 million payment, we received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis and the option to acquire Revance or to license the product under development. The $20.0 million is expected to be used by Revance primarily for the development of the new product. $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and is included in other long-term assets in our consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and is included in research and development expense for the three months ended December 31, 2007. Additionally, we have committed to make further equity investments in Revance of up to $5.0 million under certain terms, subject to certain conditions and prior to the exercise of the option to acquire Revance or to license exclusively Revance’s topical botulinum toxin type A product in North America.
     Prior to the exercise of the option, Revance will remain primarily responsible for the worldwide development of Revance’s topical botulinum toxin type A product in consultation with us in North America. We will assume primary responsibility for the development of the product should consummation of either a merger or a license for topically delivered botulinum toxin type A in North America be completed under the terms of the option. Revance will have sole responsibility for manufacturing the development product and manufacturing the product during commercialization worldwide. Our right to exercise the option is triggered upon Revance’s successful completion of certain regulatory milestones through the end of Phase 2 testing in the United States. A license would contain a payment upon exercise of the license option, milestone payments related to clinical, regulatory and commercial achievements, and royalties based on sales, as defined in the license. If we elect to exercise the option, the financial terms for the acquisition or license will be determined through an independent valuation in accordance with specified methodologies.
     On October 9, 2007, we entered into a development and license agreement with a company for the development of a dermatologic product. Under terms of the agreement, we made an initial payment of $1.5 million upon execution of the agreement. In addition, we are required to pay $18.0 million upon successful completion of certain clinical milestones and $5.2 million upon the first commercial sales of the product in the U.S. We will also make royalty payments based on net sales as defined in the license. The $1.5 million payment was recognized as a charge to research and development expense during 2007.
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
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen, whereby Ipsen granted Aesthetica Ltd., our wholly-owned subsidiary, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan. Upon execution of the development and distribution agreement, we made an initial payment to Ipsen in the amount of $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan. We will pay Ipsen an additional $26.5 million upon successful completion of various clinical and regulatory milestones (including $25.0 million upon the FDA’s acceptance of our Biologics License Application (“BLA”) for RELOXIN®), $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to us for the term of the agreement, which extends to December 2036. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. Under the terms of the agreement, we are responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan.
     On January 30, 2008, we received a letter from the FDA stating that, upon a preliminary review of our BLA for RELOXIN®, the FDA has determined not to accept the BLA for filing because it is not sufficiently complete to permit a substantive review. While we are uncertain of the impact at this time, the FDA’s determination not to accept the BLA may result in delays in the FDA’s substantive response to the BLA.
     Additionally, on March 17, 2006, Medicis and Ipsen agreed to negotiate and enter into an agreement relating to the exclusive distribution and development rights of the product for the aesthetic market in Europe, and subsequently in certain other markets. Under the terms of the U.S., Canada and Japan agreement, as amended, we were obligated to make an additional $35.1 million payment to Ipsen if this agreement was not entered into by April 15, 2006. On April 13, 2006, Medicis and Ipsen agreed to extend this deadline to July 15, 2006. In connection with this extension, we paid Ipsen approximately $12.9 million in April 2006, which would be applied against the total obligation, in the event an agreement was not entered into by the extended deadline. On July 17, 2006, Medicis and Ipsen agreed that the two companies would not pursue an agreement for the commercialization of the product outside of the U.S., Canada and Japan. On July 17, 2006, we made the additional $22.2 million payment to Ipsen, representing the remaining portion of the $35.1 million total obligation, resulting from the discontinuance of negotiations for other territories.
     The initial $90.1 million payment and the $35.1 million obligation were recognized as charges to research and development expense during 2006.
     On January 28, 2005, we amended our strategic alliance with AAIPharma, previously initiated in June 2002, for the development, commercialization and license of a dermatologic product, SOLODYN®. The consummation of the amendment did not affect the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to us, and provided that AAIPharma would continue to assist us with the development of SOLODYN® on a fee for services basis. We had no financial obligations to pay AAIPharma on the attainment of additional clinical milestones, but we incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005, as part of the amendment and the assumption of all liabilities associated with the project. SOLODYN® was approved by the FDA on May 8, 2006. In addition to the amendment, we entered into a supply agreement with AAIPharma for the manufacture of the product by AAIPharma. We have the right to qualify an alternate manufacturing facility, and AAIPharma agreed to assist us in obtaining these qualifications. Upon the approval of the alternate facility and approval of the product, we will pay AAIPharma approximately $1.0 million.
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
     On July 15, 2004, we entered into an exclusive license agreement and other ancillary documents with Q-Med to market, distribute and commercialize in the United States and Canada Q-Med’s product currently known as SubQTM. Q-Med has the exclusive right to manufacture SubQTM for Medicis. SubQTM is currently not approved for use in the United States. Under the terms of the license agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of Medicis, licenses SubQTM for approximately $80.0 million, due as follows: approximately $30.0 million paid on July 15, 2004, which was recorded as research and development expense during the first quarter of fiscal 2005; approximately $10.0 million upon successful completion of certain clinical milestones; approximately $20.0 million upon the satisfaction of certain defined regulatory milestones; and approximately $20.0 million upon U.S. launch of SubQTM. We also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones. SubQTM is comprised of the same NASHATM substance as RESTYLANE®, PERLANE® and RESTYLANE FINE LINESTM with a larger gel particle size and has patent protection until at least 2015 in the United States.
     On September 26, 2002, we entered into an exclusive license and development agreement with Dow for the development and commercialization of ZIANA®. Under terms of the agreement, as amended, we made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, a development milestone payment of $2.4 million to Dow during fiscal 2004 and development milestone payments totaling $11.9 million to Dow during the Transition Period. These payments were recorded as charges to research and development expense in the periods in which the milestones were achieved. During the quarter ended December 31, 2006, ZIANA® was approved by the FDA and, in accordance with the agreement between the parties, we made an additional payment of $1.0 million to Dow for the achievement of this milestone. The $1.0 million payment was recorded as an intangible asset in our consolidated balance sheets. The agreement also included a one-time milestone payment of $1.0 million payable to Dow the first time ZIANA® achieved a specific commercialization milestone during a 12-month period ending on the anniversary of ZIANA®‘s launch date. This milestone was achieved during the three months ended June 30, 2007, and the $1.0 million milestone payment was accrued for as of June 30, 2007 and recorded as an addition to intangible assets in our consolidated balance sheets. In accordance with the agreement, the milestone is payable during the three months ended March 31, 2008.
Sales and Marketing
     Our combined dedicated sales force, consisting of 200 employees as of December 31, 2007, focuses on high patient volume dermatologists and plastic surgeons. Since a relatively small number of physicians are responsible for writing a majority of dermatological prescriptions and performing dermal aesthetic procedures, we believe that the size of our sales force, including its currently ongoing expansion, is appropriate to reach our target physicians. Our therapeutic dermatology sales forces consist of 109 employees who regularly call on approximately 12,000 dermatologists. Our dermal aesthetic sales force consists of 91 employees who regularly call on leading plastic surgeons, facial plastic surgeons, dermatologists and dermatologic surgeons. We also have eight national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations.
     Our strategy is to cultivate relationships of trust and confidence with the high prescribing dermatologists and the leading plastic surgeons in the United States. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, money-back or product replacement guarantees, educational conferences and informational websites. We also promote our dermal aesthetic products through television and radio advertising.
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
Customers
     Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”) and other major drug chains. During 2007, 2006, the Transition Period, the comparable six-month period in 2004 and fiscal 2005, these customers accounted for the following portions of our net revenues:

				Comparable
				Six-Month
			Transition	Period
	2007	2006	Period	in 2004	Fiscal 2005
McKesson	52.2%	56.8%	54.9%	50.8%	51.2%
Cardinal	16.9%	19.3%	18.9%	19.7%	21.8%
     McKesson is our sole distributor of our RESTYLANE® and PERLANE® products in the United States and Canada.
Third-Party Reimbursement
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
Manufacturing
     We currently outsource all of our manufacturing needs, and we are required by the FDA to contract only with manufacturers who comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. Typically our manufacturing contracts are short-term. We review our manufacturing arrangements on a regular basis and assess the viability of alternative manufacturers if our current manufacturers are unable to fulfill our needs. If any of our manufacturing partners are unable to perform their obligations under our manufacturing agreements or if any of our manufacturing agreements are terminated, we may experience a disruption in the manufacturing of the applicable product that would adversely affect our results of operations.
     Under several exclusive supply agreements, with certain exceptions, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA’s regulations, including the cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance to assist in covering the loss of income for products where we do not have a secondary manufacturer, which may mitigate the harm to us from the interruption of the manufacturing of our largest selling products caused by certain events, the loss of a manufacturer could still cause a reduction in our sales, margins and market share, as well as harm our overall business and financial results.
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
     Our TRIAZ®, VANOS® and ZIANA® branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that automatically renews on an annual basis, unless terminated by either party.
     Our RESTYLANE® and PERLANE® branded products in the U.S. and Canada are manufactured by Q-Med pursuant to a long-term supply agreement that expires no earlier than 2013.
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
     We have obtained and licensed a number of patents covering key aspects of our products, including a U.S. patent expiring in October of 2015 covering various formulations of TRIAZ®, a U.S. patent expiring in October of 2015 covering RESTYLANE®, a U.S. patent expiring in February of 2018 covering SOLODYN® Tablets, two U.S. patents expiring in February of 2015 and August of 2020 covering ZIANA® Gel, and three U.S. patents expiring in December 2021 covering VANOS® Cream. We have patent applications pending relating to SOLODYN® Tablets, and ZIANA® Gel. We are also pursuing several other U.S. and foreign patent applications.
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
     Third parties may challenge and seek to invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, be costly and can preclude or delay the commercialization of products. For example, on January 15, 2008, IMPAX Laboratories, Inc. filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s October 2007 filing of an Abbreviated New Drug Application for a generic version of SOLODYN®. See Item 3 of Part I of this report, “Legal Proceedings” and

Note 15, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.
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
     Many of our competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists and podiatrists and administered by plastic surgeons and aesthetic dermatologists. In addition to product development, other competitive factors affecting the pharmaceutical industry include testing, approval and marketing, industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.
     The largest competitors for our prescription dermatological products include Allergan, Galderma, Johnson & Johnson, Sanofi-Aventis, Stiefel Laboratories and Warner Chilcott. Several of our primary prescription brands compete or may compete in the near future with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers, third-party payors and pharmacies seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers.
     Our facial aesthetics products compete primarily against Allergan. Among other dermal filler products, Allergan markets JuvédermTM. Allergan is a larger company than Medicis, and has greater financial, marketing, sales and technical resources than those available to us. Other dermal filler products, such as Artes Medical’s Artefill®, BioForm Medical’s Radiesse®, Sanofi-Aventis’ Sculptra®, and Anika Therapeutics’ ElevessTM have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® and PERLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval, including products from Johnson & Johnson and Mentor Corporation, which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products.
Government Regulation
     The manufacture and sale of biological products, drugs and medical devices are subject to regulation principally by the FDA, but also by other federal agencies and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”), the FDA and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products.

     Our RESTYLANE® and PERLANE® dermal filler products are prescription medical devices intended for human use and are subject to regulation by the FDA in the United States. Unless an exemption applies, a medical device in the U.S. must have a Premarket Approval Application (“PMA”) in accordance with the Federal Food, Drug, and Cosmetic Act, as amended, or a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market). RESTYLANE®, PERLANE® and non-collagen dermal fillers are subject to PMA regulations that require premarket review of clinical data on safety and effectiveness. FDA device regulations for PMAs generally require reasonable assurance of safety and effectiveness prior to marketing, including safety and efficacy data obtained under clinical protocols approved under an Investigational Device Exemption (“IDE”) and the manufacturing of the device requires compliance with “quality systems regulations” (“QSRs”), as verified by detailed FDA investigations of manufacturing facilities. These regulations also require post-approval reporting of alleged product defects, recalls and certain adverse experiences to the FDA. Generally, FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, QSRs and other general requirements that are also applicable to all classes of medical devices but, at least currently, most are not subject to pre-market review. Class II devices are subject to special controls in addition to general controls and generally require the submission of a premarket notification (501(k) clearance) before marketing is permitted. Class III devices are subject to the most comprehensive regulation and in most cases, other than those that remain grandfathered based on clinical use before 1976, require submission to the FDA of a PMA application that includes biocompatibility, manufacturing and clinical data supporting the safety and effectiveness of the device as well as compliance with the same provisions applicable to all medical devices such as QSRs. Annual reports must be submitted to the FDA, as well as descriptions of certain adverse events that are reported to the sponsor within specified timeframes of receipt of such reports. RESTYLANE® and PERLANE® are regulated as a Class III PMA-required medical device. RESTYLANE® and PERLANE® have been approved by the FDA under a PMA.
     In general, products falling within the FDA’s definition of “new drugs” require premarket approval by the FDA. Products falling within the FDA’s definition of “cosmetics” or of “drugs” (if they are not also “new drugs”) and that are generally recognized as “safe and effective” do not require premarketing clearance although all drugs must comply with a host of post-market regulations, including manufacture under cGMP and adverse experience reporting. The steps required before a “new drug” may be marketed, shipped or sold in the United States typically include (i) preclinical laboratory and animal testing of pharmacology and toxicology; (ii) manufacture under cGMP; (iii) submission to the FDA of an Investigational New Drug (or “IND”) application, which must become effective before clinical trials may commence; (iv) at least two adequate and well-controlled clinical trials to establish the safety and efficacy of the drug (for some applications, the FDA may accept one large clinical trial) beyond those human clinical trials necessary to establish a safe dose and to identify the human absorption, distribution, metabolism and excretion of the active ingredient as applicable; (v) submission to the FDA of a New Drug Application (or “NDA”); and (vi) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment must be registered with, and approved through a pre-approval application (PAI) by, the FDA.
     New drugs may also be approved by the agency pursuant to an Abbreviated New Drug Application (“ANDA”) for generic drugs if the same active ingredient has previously been approved by the agency and the original sponsor of the NDA no longer has patent protection or statutory marketing exclusivity. Approval of an ANDA does not generally require the submission of clinical data on the safety and effectiveness of the drug product if in an oral or parental dosage form. Clinical studies may be required for certain topical ANDAs. However, even if no clinical studies are required, the applicant must provide dissolution and/or metabolic studies to show that the active ingredient in an oral generic drug sponsor’s application is comparably available to the patient as the original product in the NDA upon which the ANDA is based.
     Preclinical or biocompatibility testing is generally conducted on laboratory animals to evaluate the potential safety and toxicity of a drug. The results of these studies are submitted to the FDA as a part of an IND or IDE application, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation of new drugs involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the relationship of safety to dose, and the pattern of drug distribution and metabolism. In Phase II, one or more clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy and expanded evidence of safety and to determine the degree of effect, if any, as compared to the current treatment regimen. In Phase III, at least two large-

scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to provide sufficient confirmatory data to support the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.
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
     Each of the active ingredients in LOPROX® products have been approved by the FDA under an NDA. The active ingredient in DYNACIN® branded products has been approved by the FDA under an ANDA. The active ingredient in the TRIAZ® products has been classified as a Category III ingredient under a tentative final FDA monograph for OTC use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (or “NDMA”), a trade association of OTC drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide, an active ingredient in the TRIAZ® products, is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which we sell on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. When the FDA issues the final monograph, one of several possible outcomes that may occur is that we may be required by the FDA to discontinue sales of TRIAZ® products until and unless we file an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® products from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against us and could have a material adverse effect on our business, financial condition and results of operations.
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
Employees
     At December 31, 2007, we had 472 full-time employees. No employees are subject to a collective bargaining agreement. We believe we have a good relationship with our employees.
Available Information
     We make available free of charge on or through our Internet website, www.medicis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available free of charge on or through our website our Business Code of Conduct and Ethics, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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
Risks Related To Our Business
Certain of our primary products could lose patent protection in the near future and become subject to competition from generic forms of such products. If that were to occur, sales of those products would decline significantly and such decline could have a material adverse effect on our results of operations.
     We depend upon patents to provide us with exclusive marketing rights for certain of our primary products for some period of time. If product patents for our primary products expire, or are successfully challenged by our competitors, in the United States and in other countries, we would face strong competition from lower price generic drugs. Loss of patent protection for any of our primary products would likely lead to a rapid loss of sales for that product, as lower priced generic versions of that drug become available. In the case of products that contribute significantly to our sales, the loss of patent protection could have a material adverse effect on our results of operations. For example, while current patent coverage for SOLODYN® does not expire until 2018, SOLODYN® may face generic competition in the near future without prior notice if a generic competitor decides to enter the market notwithstanding the risk of a suit for patent infringement. Because SOLODYN® contains an antibiotic drug that was first approved by the FDA prior to the enactment of the Food and Drug Administration Modernization Act of 1997, or FDAMA, SOLODYN® does not have the benefit of the protections offered under the Hatch-Waxman Act. Accordingly, we would not receive a Paragraph IV notice regarding SOLODYN® from any potential generic competitor and would not be entitled to an automatic 30-month stay of generic entry that would be available to a patent owner filing an infringement suit based on receipt of such a notice. We currently have one issued patent relating to SOLODYN®. As part of our patent strategy, we are currently pursuing additional patent protection for SOLODYN®. However, we cannot provide any assurance that any additional patents will be issued relating to SOLODYN® and the failure to obtain additional patent protection could adversely affect our ability to deter generic competition, which would adversely affect SOLODYN® revenue and our results of operations. On January 15, 2008, we announced that IMPAX Laboratories, Inc. (“IMPAX”) announced that IMPAX sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. IMPAX has not advised us as to the status of the FDA’s review of its filing, or whether IMPAX has complied with recent FDA requirements for proving bioequivalence. Also on January 15, 2008, IMPAX filed a lawsuit against US in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®. In addition to SOLODYN®, many of our primary prescription products may be subject to generic competition in the near future. If any of our primary products are rendered obsolete or uneconomical by competitive changes, including generic competition, our results of operation would be materially and adversely affected.
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
     The patents and patent applications in which we have an interest may be challenged as to their validity or enforceability or infringement. Any such challenges may result in potentially significant harm to our business and enable generic entry to markets for our products. The cost of responding to any such challenges and the cost of prosecuting infringement claims and any related litigation, could be substantial. In addition, any such litigation also could require a substantial commitment of our management’s time. On January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an ANDA for a generic version of SOLODYN®. See Item 3 of Part I of this report, “Legal Proceedings” and Note 15, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.
     We are pursuing several United States patent applications; although we cannot be sure that any of these patents will ever be issued. For example, on November 6, 2007, we received notification of a non-final rejection from the U.S. Patent and Trademark Office relating to certain patent applications that we filed relating to SOLODYN®. We responded promptly to the non-final rejections and are continuing our vigorous efforts to obtain additional patent protection for SOLODYN®. We also have acquired rights under certain patents and patent applications in connection with our licenses to distribute products and by assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or patent application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or patent application.
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
     We may fail to fulfill our obligations under any particular license agreement for various reasons, including insufficient resources to adequately develop and market a product, lack of market development despite our diligence and lack of product acceptance. Our failure to fulfill our obligations could result in the loss of our rights under a license agreement.
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
     The process of obtaining FDA and other regulatory approvals is time consuming and expensive. Clinical trials are required and the marketing and manufacturing of pharmaceutical products are subject to rigorous testing procedures. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture or market any of the products we develop, acquire or license on a timely basis or at all. Moreover, the costs to obtain approvals could be considerable, and the failure to obtain or delays in obtaining an approval could significantly harm our business performance and financial results. The FDA vigorously monitors the ongoing safety of products, which can affect the approvability of our products or the continued ability to market our products. For example, the FDA recently stated it was reviewing the safety of two botulinum toxin products currently marketed in the U.S. Even if pre-marketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as:
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
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. As a result of the investigation, prosecutions and other proceedings, certain past and present sales and marketing employees and officers are likely to separate from the Company and, together with the cost of their defense, fines and penalties, could have a material impact on our reputation, business and financial condition. See Item 3 of Part I of this report, “Legal Proceedings” and Note 15, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.
     The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation in the United States and in foreign countries. While we have developed and instituted a corporate compliance program based on what we believe to be current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.
     In addition, we have entered into a five-year CIA with the OIG. The CIA acknowledges the existence of our comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, we are required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of our products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. We have hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer our obligations under the CIA. Failure to comply under the CIA could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
We depend on a limited number of customers, and if we lose any of them, our business could be harmed.
     Our customers include some of the United States’ leading wholesale pharmaceutical distributors, such as Cardinal, McKesson, and major drug chains. During 2007, McKesson and Cardinal accounted for 52.2% and 16.9%, respectively, of our net revenues. During 2006, McKesson and Cardinal accounted for 56.8% and 19.3%, respectively, of our net revenues. During the Transition Period, McKesson and Cardinal accounted for 54.9% and 18.9%, respectively, of our net revenues. During fiscal 2005, McKesson and Cardinal accounted for 51.2%, and 21.8%, respectively, of our net revenues. The loss of either of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers. McKesson is our sole distributor of our RESTYLANE® and PERLANE® products in the United States and Canada. We are in the process of negotiating arrangements with wholesalers for fixed-term purchases. To date we have been unable to agree to terms with Cardinal Health. While such arrangements are not necessary for wholesale purchases, if we are unable to come to terms with any wholesalers, it could have a material adverse effect on our business, results of operations and cash flows.

We derive a majority of our sales from our primary products, and any factor adversely affecting sales of these products would harm our business, financial condition and results of operations.
     We believe that the prescription volume of our primary prescription products, in particular, SOLODYN® and ZIANA®, and sales of our dermal aesthetic products, RESTYLANE® and PERLANE®, will continue to constitute a significant portion of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. On June 5, 2006, Allergan announced that the FDA had approved its JuvédermTM dermal filler family of products. Allergan began marketing these products in January 2007. Other dermal filler products, such as Artefill®, Radiesse®, Sculptra® and ElevessTM have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® and PERLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products. On January 15, 2008, we announced that IMPAX announced that IMPAX sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. IMPAX has not advised us as to the status of the FDA’s review of its filling, or whether IMPAX has complied with recent FDA requirements for proving bioequivalence. Also on January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®.
     Sales related to our primary prescription products, including SOLODYN® and ZIANA®, and sales of our dermal restorative products, RESTYLANE® and PERLANE® could also be adversely affected by other factors, including:
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
     We have internally developed potential pharmaceutical compounds and agents. We also have acquired the rights to certain potential compounds and agents in various stages of development. We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require significant commitments of personnel and financial resources. We cannot assure you that we will be able to develop a product or technology in a timely manner, or at all. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred. For example, on January 30, 2008, we received a letter from the FDA stating that, upon a preliminary review of our BLA for the botulinum toxin type A, RELOXIN®, in aesthetics, the FDA has determined not to accept the BLA for filing because it is not sufficiently complete to permit a substantive review. While we are uncertain of the impact at this time, the FDA’s determination not to accept the BLA may result in delays in the FDA’s substantive response to the BLA.
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
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:
•	development of new competitive products or generics by others;

•	the timing and receipt of FDA approvals or lack of approvals;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	costs related to business development transactions;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	changes in prescription levels and the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with the possible mutation of the avian form of influenza from birds or other animal species to humans, current human morbidity, and mortality levels persist following such potential mutation;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	expenditures as a result of legal actions, including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	seasonality of demand for our products;

•	our level of research and development activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations.
     As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance. The above factors may cause our operating results to fluctuate and adversely affect our financial condition and results of operations.
Our investments in other companies and our collaborations with companies could adversely affect our results of operations and financial condition.
     We have made substantial investments in companies and entered into significant collaborations with companies. We may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these companies or collaborations, and cannot assure you that these ventures will be profitable or that we will not lose any or all of our invested capital. If these investments and collaborations provide to unsuccessful, our results of operations could materially suffer.
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
     Under the terms of our Medicaid drug rebate program agreement and our VA Federal Supply Schedule (“FSS”) contract and related pricing agreements required under the Veterans Health Care Act of 1992, we are required to accurately report our pharmaceutical pricing data, which is based, in part, on accurate classifications of our customers’ classes of trade. On May 1, 2007, and on May 15, 2007, we notified the U.S. Department of Health and Human Services and the Department of Veterans Affairs, respectively, that we may have misclassified certain of our customers’ classes of trade, which could affect the prices previously reported under the Medicaid drug rebate program and/or prices on our VA FSS contract. We have been reviewing this issue and have identified certain customer class of trade misclassifications. We are therefore undertaking a review and recalculation of our Non-Federal Average Manufacturer Prices (“Non-FAMPs”) and related Federal Ceiling Prices, Average Manufacturer Prices (“AMPs”), and Best Prices (“BPs”) for a period going back at least (3) years to determine the impact, if any, that reclassification of customers to appropriate classes of trade might have on these reported prices. In doing the recalculation, we will generally review the methodologies for computing the reported prices, the classification of products under the various programs, and any other potentially significant issues identified in the course of the review. We also are conducting a review of our administration of obligations under the Price Reductions Clause in our FSS contract with the VA. It is unclear whether any issue that may be identified during this review may result in any changes to our Medicaid rebate liability for prior quarters or to prices paid under the FSS, or any penalties, or whether any such changes or penalties would have a material impact on our business, financial condition, results of operations or cash flows.
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
     Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:
•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected patient recruitment;

•	failure of Medicis, investigators, or other contractors to strictly adhere to federal regulations governing the conduct and data collection procedures involved in clinical trials;

•	development of issues that might delay or impede performance by a contractor;

•	errors in clinical documentation or at the clinical locations;

•	non-acceptance by the FDA of our NDAs, ANDAs or BLAs. For example, on January 30, 2008, we received a letter from the FDA stating that, upon a preliminary review of our BLA for the botulinum toxin type A, RELOXIN®, in aesthetics, the FDA has determined not to accept the BLA for filing because it is not sufficiently complete to permit a substantive review. While we are uncertain of the impact at this time, the FDA’s determination not to accept the BLA may result in delays in the FDA’s substantive response to the BLA;

•	government or regulatory delays; and

•	unanticipated requests from the FDA for new or additional information.
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
Downturns in general economic conditions may adversely affect our financial condition, results of operations and cash flows.
     Our business, including our dermal restorative and branded prescription products, may be adversely affected by downturns in general economic conditions. Economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs, consumer confidence and tax rates could change consumer purchasing habits or reduce personal discretionary spending. A reduction in consumer spending may have an adverse impact on our financial condition, results of operations and cash flows.

The current condition of the credit markets may not allow us to secure financing for potential future activities on satisfactory terms, or at all.
     Our existing cash and short-term investments are available for dividends, strategic investments, acquisitions of companies or products complimentary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. While we believe existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future, we may also consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. As a result of recent subprime loan losses and write-downs, as well as other economic trends in the credit market industry, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which may adversely affect our financial condition and results of operations.
Negative conditions in the credit markets may impair the liquidity of a portion of our short-term and long-term investments.
     Our short-term and long-term investments consist of corporate and various government agency and municipal debt securities and auction rate floating securities. As of December 31, 2007, our short-term investments included $101.7 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During February 2008 we were informed that there was insufficient demand at auction for approximately $43.6 million of our auction rate floating securities. As a result, these affected auction rate floating securities are now not considered liquid, and we could be required to hold them until they are redeemed by the holder at maturity. The negative credit markets may affect our other auction rate floating securities as they cycle through the auction process. We may not be able to make the securities liquid until a future auction on these investments is successful. At this time, we have not obtained sufficient evidence to conclude that the fair value of these auction rate floating securities is less than their carrying value or that they will not be settled in the short-term, although the market for these investments is currently uncertain. All of our auction rate auction rate floating securities held as of December 31, 2007 successfully re-set at auction at the first auction interval subsequent to December 31, 2007, and we subsequently liquidated approximately $56.8 million of our auction rate floating securities at par. As of February 26, 2008, we had approximately $44.9 million of auction rate floating securities.
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
     As part of our asset purchase agreement, license agreement and securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 10 to our consolidated financial statements, BioMarin will make license payments to us of $1.75 million per quarter for the two quarters beginning in January 2008 and $1.5 million per quarter for the subsequent four quarters beginning in July 2008. While we did receive all scheduled quarterly license payments during 2007, 2006, the Transition Period and fiscal 2005, we cannot give any assurances as to BioMarin’s continuing ability to make these payments to us. Currently, our revenue recognition of these payments is on a cash basis. In addition, while we expect BioMarin to make the final payment of $70.6 million to us in 2009 for the purchase of all of the outstanding shares of Ascent Pediatrics, we cannot give any assurances as to BioMarin’s ability to make this payment. Should BioMarin be unable or unwilling to make the required payments, we may be required to record an impairment of the related Ascent goodwill. If BioMarin defaults on its obligations to make the required payments, we may be forced to incur indebtedness or otherwise reallocate our financial resources to cover the loss of these expected cash payments.
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
We may acquire (whether by acquisition, license or otherwise) technologies, products and companies in the future and these acquisitions could disrupt our business and harm our financial condition and results of operations. In addition, we may not obtain the benefits that the acquisitions were intended to create.
     As part of our business strategy, we regularly consider and, as appropriate, make acquisitions (whether by acquisition, license or otherwise) of technologies, products and companies that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies, products and companies acquired, and may result in significant charges to earnings. If we are unable to successfully integrate our acquisitions with our existing business, or we otherwise make an acquisition that does not result in the benefits that we anticipated, our business, results of operations, financial condition and cash flows could be materially and adversely affected, which would adversely affect our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the combined businesses.
We may not be able to identify and acquire products, technologies and businesses on acceptable terms, if at all, which may constrain our growth.
     Our strategy for continued growth includes the acquisition of products, technologies and businesses. These acquisitions could involve acquiring other pharmaceutical companies’ assets, products or technologies. In addition, we may seek to obtain licenses or other rights to develop, manufacture and distribute products. We cannot be certain that we will be able to identify suitable acquisition or licensing candidates, if they will be accretive in the near future, or if any will be available on acceptable terms. Other pharmaceutical companies, with greater financial, marketing and sales resources than we have, are also attempting to grow through similar acquisition and licensing strategies. Because of their greater resources, our competitors may be able to offer better terms for an acquisition or license than we can offer, or they may be able to demonstrate a greater ability to market licensed products. In addition, even if we identify potential acquisitions and enter into definitive agreements relating to such acquisitions, we may not be able to consummate planned acquisitions on the terms originally agreed upon or at all. For example, on March 20, 2005, we entered into an agreement and plan of merger with Inamed, pursuant to which we agreed to acquire Inamed. On December 13, 2005, we entered into a merger termination agreement with Inamed following Allergan Inc.’s exchange offer for all outstanding shares of Inamed, which was commenced on November 21, 2005.
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
     During 2007, we began developing and implementing a new enterprise resource planning (“ERP”) system to integrate and improve the financial and operational aspects of our business. A significant portion our new ERP system began to be utilized on January 1, 2008. The design and implementation of an ERP system, which will continue in 2008, involves risks such as cost overruns, project delays and business interruption. A significant amount of our resources have been committed to the ERP project, and we may experience challenges in designing and implementing the new ERP system that could adversely affect our operations and our ability to timely and accurately process and report key components of our financial position. If we experience a material business interruption as a result of our design and implementation of our new ERP system, it could have a material adverse effect on our business, results of operations and cash flows.
The consolidation of drug wholesalers could increase competition and pricing pressures throughout the pharmaceutical industry.
     We sell our pharmaceutical products primarily through major wholesalers. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions. As a result, a smaller number of large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses which may result in product returns to us, cause a reduction in the inventory levels of distributors and retailers, result in reductions in purchases of our products or increase competitive and pricing pressures on pharmaceutical manufacturers, any of which could harm our business, financial condition and results of operations.
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
     Under several exclusive supply agreements, with certain exceptions, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA’s regulations, including the cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance to assist in covering the loss of income for products where we do not have a secondary manufacturer, which may mitigate the harm to us from the interruption of the manufacturing of our largest selling products caused by certain events, the loss of a manufacturer could still cause a reduction in our sales, margins and market share, as well as harm our overall business and financial results.
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
We could experience difficulties in obtaining supplies of RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM.
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
     We depend exclusively on Q-Med for our supply of RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM products. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a long-term license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and SubQTM at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale, which would materially and adversely affect our results of operations.

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
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65-75% of our gross revenues are typically derived from two major drug wholesale concerns. While we attempt to estimate inventory levels of our products at our major wholesale customers by using written and oral information obtained from certain wholesalers, historical prescription information and historical purchase patterns, this process is inherently imprecise. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our products.
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
     To enable us to focus on our core marketing and sales activities, we selectively outsource certain non-sales and non-marketing functions, such as laboratory research, manufacturing and warehousing. As we expand our activities, we expect to expend additional financial resources in these areas. We typically do not enter into long-term manufacturing contracts with third party manufacturers. Whether or not such contracts exist, we cannot assure you that we will be able to obtain adequate supplies of such services or products in a timely fashion, on acceptable terms, or at all.
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
RESTYLANE® and PERLANE® are consumer products and as such, are susceptible to changes in popular trends and applicable laws, which could adversely affect sales or product margins of RESTYLANE®and PERLANE®.
     RESTYLANE® and PERLANE® are consumer products. If we fail to anticipate, identify or react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the treatment of fine lines, wrinkles and deep facial folds, we may experience a decline in demand for RESTYLANE® and PERLANE®. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports regarding the efficacy, safety or side effects of facial aesthetic products. Consumer perceptions of RESTYLANE® and PERLANE® may be negatively impacted by these reports and other reasons.
     Demand for RESTYLANE® and PERLANE® may be materially adversely affected by changing economic conditions. Generally, the costs of cosmetic procedures are borne by individuals without reimbursement from their medical insurance providers or government programs. Individuals may be less willing to incur the costs of these procedures in weak or uncertain economic environments, and demand for RESTYLANE® and PERLANE® could be adversely affected.
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
     On June 4, 2012 and 2017 or upon the occurrence of a change in control, holders of the remaining Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2008, 2013 and 2018 or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. If a significant portion of the holders of the New Notes require us to repurchase their New Notes on June 4, 2008, we may not have sufficient funds on June 4, 2008 or at the time of any such events to make the required repurchases. If all of the New Notes are put back to us on June 4, 2008, we would be required to pay $283.9 million in outstanding principal, plus outstanding accrued interest. We would also be required to pay an accumulated deferred tax liability related to the New Notes. The deferred tax liability related to the New Notes as of December 31, 2007 was $30.6 million.
     The source of funds for any repurchase required as a result of any such events will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We cannot assure you, however, that sufficient funds will be available at the time of any such events to make any required repurchases of the Notes tendered. If sufficient funds are not available to repurchase the Notes, we may be forced to incur other indebtedness or otherwise reallocate our financial resources. Furthermore, the use of available cash to fund the repurchase of the Old Notes or New Notes may impair our ability to obtain additional financing in the future.
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
     We are subject to income taxes in both the U.S. and other foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in or interpretations of tax laws including pending tax law changes (such as the research and development credit and the deductibility of executive compensation), changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, we are subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these periodic examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.
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
     Before marketing any drug that is considered a “new drug” by the FDA, the FDA must provide its approval of the product. All products which are considered drugs which are not “new drugs” and that generally are recognized by the FDA as safe and effective for use do not require the FDA’s approval. We believe that some of our products, as they are promoted and intended for use, are exempt from treatment as “new drugs” and are not subject to approval by the FDA. The FDA, however, could take a contrary position, and we could be required to seek FDA approval of those products and the marketing of those products. We could also be required to withdraw those products from the market. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. The FDA has issued a Guidance document entitled “Marketed Unapproved Drugs – Compliance Policy Guide.” During a public workshop on January 9, 2007 concerning this Guidance, the FDA was reported to have stated the intention to accelerate its evaluation of such products. ESOTERICA® is an over-the-counter product line that we sell that contains bleaching products that would be regulated by the proposed rule and if that occurs we do not currently intend to invest in obtaining an approved NDA for this product line. This product accounted for approximately $2.2 million in net revenues during 2007.
     Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities. See Item 3 of Part I of this report, “Legal Proceedings” and Note 15, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.
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

     There are several dermal filler products under development and/or in the FDA pipeline for approval, including products from Johnson & Johnson and Mentor, which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and, if approved, the companies producing such products could charge less to doctors for their products.
Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of 2007 and that remain unresolved.
Item 2. Properties
     Our office space in Scottsdale, Arizona has approximately 75,000 square feet under an amended lease agreement that expires in December 2010. The average annual expense under the amended lease agreement is approximately $2.1 million. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. We intend to vacate this office space during the second quarter of 2008 and move to a new facility (discussed below). We intend to sublet this office space at lease rates equal to or greater than our existing lease obligation.
     During July 2006, we completed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase of the lease is for approximately 150,000 square feet with the right to expand. We expect to occupy the new headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, in the second quarter of 2008. The term of the lease is twelve years.
     During October 2006, we executed a lease agreement for additional headquarter office space, which is also located approximately one mile from our current headquarter office space in Scottsdale, Arizona to accommodate our current needs and future growth. Under this agreement, approximately 21,000 square feet of office space is being leased for a period of three years. In May 2007, we began occupancy of the additional headquarter office space.
     Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement, as extended, that expires in June 2009.
     Rent expense was approximately $2.5 million, $2.2 million, $1.2 million, $1.1 million and $2.3 million for 2007, 2006, the Transition Period, the comparable six-month period in 2004 and fiscal 2005, respectively.
Item 3. Legal Proceedings
     On January 15, 2008, IMPAX Laboratories, Inc. filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an Abbreviated New Drug Application for a generic version of SOLODYN®.
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
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. As a result of the investigation, prosecutions and other proceedings, certain past and present sales and marketing employees and officers are likely to separate from the Company and, together with the cost of their defense, fines and penalties, could have a material impact on our reputation, business and financial condition.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Description of Registrant’s Securities, Price Range of Common Stock and Dividends Declared
     Our Class A common stock trades on the New York Stock Exchange under the symbol “MRX”. The following table sets forth the high and low sale prices for our Class A common stock on the New York Stock Exchange for the fiscal periods indicated:

			DIVIDENDS
	HIGH	LOW	DECLARED
FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter	$39.94	$30.11	$0.03
Second Quarter	34.35	29.70	0.03
Third Quarter	31.48	26.65	0.03
Fourth Quarter	32.18	25.37	0.03

FISCAL YEAR ENDED DECEMBER 31, 2006
First Quarter	$34.40	$28.20	$0.03
Second Quarter	34.90	23.54	0.03
Third Quarter	32.46	22.57	0.03
Fourth Quarter	40.31	32.08	0.03
     On February 22, 2008, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $19.44 per share. As of such date, there were approximately 192 holders of record of Class A common stock.
Dividend Policy
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $28.5 million on our common stock. In addition, on December 12, 2007, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2008 to our stockholders of record at the close of business on January 2, 2008. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
     Our 1.5% Contingent Convertible Senior Notes due 2033 require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.
Recent Sales of Unregistered Securities
     We originally registered an indeterminate amount of plan interests to be offered and sold under the Medicis Pharmaceutical Corporation 401(k) Plan (the “Plan”) on a Form S-8 registration statement, but did not register any shares of our Class A common stock for purchase under the Plan. On November 29, 2007, we filed a Form S-8 registration statement registering shares of our Class A common stock that may be acquired under the Plan. During fiscal 2007 and prior to the filing of such recent registration statement, approximately 89,911 shares were acquired under the Plan by the Plan administrator through open market purchases at then prevailing market prices. While this may be deemed to be an unregistered offering of securities, we believe that we have consistently provided the participants in the Plan with a prospectus and all of the information required by a prospectus as if the shares had been registered.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2007, about compensation plans under which shares of our common stock may be issued to employees, consultants or non-employee directors of our board of directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans include our 2006 Incentive Plan, our 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, in which all of our employees and non-employee directors are eligible to participate, and our 2002 Stock Option Plan, in which our employees are eligible to participate but our non-employee directors and officers may not participate. Restricted stock grants may only be made from our 2006 and 2004 Plans. No further shares are available for issuance under the 2001 Senior Executive Restricted Stock Plan.

				Number of securities
				remaining available for
		Number of Securities		future issuance under
		to be issued upon	Weighted-average exercise	equity compensation
		exercise of	price of outstanding	plans (excluding
		outstanding options,	options, warrants and	securities reflected in
		warrants and rights	rights	column a)
Plan Category	Date	(a)	(b)	(c)
Plans approved by stockholders (1)	12/31/2007	7,446,432	$27.30	3,391,796

Plans not approved by stockholders (2)	12/31/2007	4,220,523	$29.21	0

Total		11,666,955	$27.99	3,391,796

(1)	Represents options outstanding and shares available for future issuance under the 2006 Incentive Plan. Also includes options outstanding under the 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, which have been terminated as to future grants.

(2)	Represents the 2002 Stock Option Plan, which was implemented by our board in November 2002. The 2002 Plan was terminated on May 23, 2006 as part of the stockholders’ approval of the 2006 Incentive Plan, and no options can be granted from the 2002 Plan after May 23, 2006. Options previously granted from this plan remain outstanding and continue to be governed by the rules of the plan. The 2002 Plan was a non-stockholder approved plan under which non-qualified incentive options have been granted to our employees and key consultants who are neither our executive officers nor our directors at the time of grant. The board authorized 6,000,000 shares of common stock for issuance under the 2002 Plan. The option price of the options is the fair market value, defined as the closing quoted selling price of the common stock on the date of the grant. No option granted under the 2002 Plan has a term in excess of ten years, and each will be subject to earlier termination within a specified period following the optionee’s cessation of service with us. As of December 31, 2007, the weighted average term to expiration of these options is 5.7 years. Each granted option vests in one or more installments over a period of five years. However, the options will vest on an accelerated basis in the event we experience a change of control (as defined in the 2002 Plan).
     As of February 22, 2008, there were 11,576,585 shares subject to issuance upon exercise of outstanding options or awards under all of our equity compensation plans, at a weighted average exercise price of $27.98, and with a weighted average remaining life of 4.5 years.  In addition, as of February 22, 2008, there were 542,169 unvested shares of restricted stock outstanding under all of our equity compensation plans.  As of February 22, 2008, there were 3,468,322 shares available for future issuance under those plans.

Repurchases of Common Stock
     On August 29, 2007, our Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of our Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) will depend on factors such as the market price of our Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit is reached. As of February 26, 2008, no shares had been repurchased under this plan.
Item 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for the year ended December 31, 2007, 2006 and 2005, the Transition Period, and the corresponding six-month period in 2004. The data for the year ended December 31, 2007 and 2006 and the Transition Period is derived from our audited consolidated financial statements and accompanying notes, while the data for the year ended December 31, 2005 and the six-month period ended December 31, 2004 is derived from our unaudited consolidated financial statements. The comparability of the periods presented is impacted by certain product rights and business acquisitions and dispositions. Gross profit does not include amortization of our intangible assets.

	Year		Year	Year				Six Months
	Ended		Ended	Ended		Transition		Ended
	Dec. 31, 2007		Dec. 31, 2006	Dec. 31, 2005		Period		Dec. 31, 2004
				(unaudited)				(unaudited)
	(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$449,125		$333,625	$313,684		$155,569		$146,999
Net contract revenues	15,526		15,617	46,002		8,385		34,168

Net revenues	464,651		349,242	359,686		163,954		181,167
Gross profit (a)	413,683		307,501	307,398		139,843		153,897
Operating expenses:
Selling, general and administrative	247,917	(b)	206,822 (d)	149,607	(f)	80,189	(i)	65,736	(k)
Impairment of intangible assets	4,067		52,586	9,171		9,171		—
Research and development	39,428	(c)	161,837 (e)	42,903	(g)	22,367	(j)	45,140	(l)
Depreciation and amortization	24,548		23,048	24,548		12,420		10,222

Total operating expenses	315,960		444,293	226,229		124,147		121,098

Operating income (loss)	97,723		(136,792)	81,169		15,696		32,799
Other:
Other income, net	—		—	59,801	(h)	59,801	(h)	—
Interest and investment income (expense), net	28,372		20,147	5,804		4,726		(248)
Income tax (expense) benefit	(51,044)		40,796	(53,288)		(30,502)		(11,328)

Net income (loss)	$75,051		$(75,849)	$93,486		$49,721		$21,223

Basic net income (loss) per share	$1.34		$(1.39)	$1.72		$0.92		$0.38

Diluted net income (loss) per share	$1.14		$(1.39)	$1.44	(m)	$0.76		$0.34

Cash dividend declared per common share	$0.12		$0.12	$0.12		$0.06		$0.06

Basic common shares outstanding	55,988		54,688	54,290		54,323		55,972

Diluted common shares outstanding	71,246		54,688	69,558	(m)	69,772		72,160

(a)	Amounts exclude $21.6 million, $20.0 million, $21.6 million, $10.9 million and $8.9 million of amortization expense related to acquired intangible assets for the year ended December 31, 2007, 2006 and 2005, the Transition Period, and the six months ended December 31, 2004, respectively.

(b)	Includes approximately $21.0 million of compensation expense related to stock options and restricted stock, $2.2 million of professional fees related to a strategic collaboration with Hyperion Therapeutics, Inc. and $1.3 million of professional fees related to a strategic collaboration agreement with Revance.

(c)	Includes approximately $8.0 million related to our option to acquire Revance or to license Revance’s product currently under development and approximately $0.1 million of compensation expense related to stock options and restricted stock.

(d)	Includes approximately $24.5 million of compensation expense related to stock options and restricted stock, $10.2 million related to a loss contingency for a legal matter and $1.8 million related to a settlement of a dispute related to our merger with Ascent.

(e)	Includes approximately $125.2 million paid to Ipsen related to the RELOXIN® development and distribution agreement and approximately $1.6 million of compensation expense related to stock options and restricted stock.

(f)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $6.0 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended June 30, 2005 and three months ended September 30, 2005.

(g)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(h)	Represents a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a termination fee paid to an investment banker and the expensing of accumulated transactions costs of $27.0 million, and integration costs incurred during the three months ended December 31, 2005 of $3.7 million.

(i)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $0.7 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended September 30, 2005.

(j)	Includes approximately $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(k)	Includes approximately $1.3 million of professional fees related to research and development collaborations with Ansata and Q-Med.

(l)	Includes $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQTM.

(m)	Diluted net income per common share for the unaudited year ended December 31, 2005 was calculated by using the average of the periodic diluted common shares outstanding during the year. For the period from January 1, 2005 to June 30, 2005, diluted common shares outstanding was calculated using APB Opinion No. 25, while for the period from July 1, 2005 to December 31, 2005, diluted common shares outstanding was calculated using SFAS 123R. The Company adopted SFAS No. 123R effective July 1, 2005.

     The cash flow data for the year ended December 31, 2005 and the six months ended December 31, 2004, is unaudited.

	December 31,
	2007	2006		2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$794,680	$554,261	(a)	$742,532
Working capital	460,079	356,874		692,453
Long-term investments	17,072	130,290		—
Total assets	1,194,629	1,070,232		1,145,954
Current portion of long-term debt	283,910	169,155		—
Long-term debt	169,145	283,910		453,065
Stockholders’ equity	621,955	509,559		543,487

							Six Months
	Year Ended					Transition	Ended
	Dec. 31, 2007		Dec. 31, 2006		Dec. 31, 2005	Period	Dec. 31, 2004
					(unaudited)		(unaudited)
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$158,944	(b)	$(40,963	)(c)	$232,506 (d)	$147,990 (d)	$45,465
Net cash (used in) provided by investing activities	(269,486	)(e)	(216,915)		187,994	123,665	76,158
Net cash provided by (used in) by financing activities	14,470		14,278		(5,137)	(2,792)	(137,447)

(a)	Decrease in cash, cash equivalents and short-term investments from December 31, 2005 to December 31, 2006 primarily due to payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of RELOXIN®, payment of the $27.4 million contingent payment related to the merger with Ascent, and payments totaling $35.7 million for income taxes during 2006. In addition, approximately $130.3 million of our available-for-sale investments have been treated as long-term assets as of December 31, 2006, based on their expected maturities.

(b)	Net cash provided by operating activities for the year ended December 31, 2007 included $8.0 million of the $20.0 million payment to Revance, representing the residual value of the option to acquire Revance or to license Revance’s product currently under development, and is included in research and development expense.

(c)	Net cash used in operating activities for the year ended December 31, 2006 included payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of RELOXIN®.

(d)	Net cash provided by operating activities for the year ended December 31, 2005 and the Transition Period included a $90.5 million termination received from Inamed related to the termination of a proposed merger.

(e)	Net cash used in investing activities for the year ended December 31, 2007 includes a $12.0 million investment in Revance, representing the fair value of the investment in Revance at the time of the investment.

     The following selected consolidated financial data for the three-year period ended June 30, 2005 is derived from our audited consolidated financial statements and accompanying notes. The comparability of the years presented is impacted by certain product rights and business acquisitions and dispositions. All business acquisitions were accounted for under the purchase method and accordingly, the results of operations reflect the financial results of each business acquisition from the date of the acquisition. Certain business acquisitions resulted in the write-off of in-process research and development resulting from an independent valuation. Gross profit does not include amortization of the related intangible assets.

	Fiscal Year Ended June 30,
	2005		2004	2003
	(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$305,114		$291,607	$241,909
Net contract revenues	71,785		12,115	5,630

Net revenues	376,899		303,722	247,539
Gross profit (a)	321,452		257,116	209,279
Operating expenses:
Selling, general and administrative	135,154	(b)	118,253	91,648
Research and development	65,676	(c)	16,494 (d)	29,568 (e)
Depreciation and amortization	22,350		16,794	10,125

Total operating expenses	223,180		151,541	131,341

Operating income	98,272		105,575	77,938
Other:
Interest and investment income (expense), net	830		(758)	(278)
Loss on early extinguishment of debt	—		(58,660)	—
Income tax expense	(34,112)		(15,317)	(26,404)

Net income	$64,990		$30,840	$51,256

Basic net income per share	$1.18		$0.55	$0.94

Diluted net income per share	$1.01		$0.52	$0.84

Cash dividend declared per common share	$0.12		$0.10	$0.025

Basic common shares outstanding	55,196		55,618	54,376

Diluted common shares outstanding	70,909		72,481	70,191

(a)	Amounts exclude $19.6 million, $14.9 million and $9.2 million for amortization expense related to acquired intangible assets in fiscal 2005, 2004 and 2003, respectively.

(b)	Includes approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed, and approximately $1.3 million of professional fees related to research and development collaborations with AAIPharma, Ansata and Q-Med.

(c)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQTM.

(d)	Includes approximately $2.4 million paid to Dow for a research and development collaboration.

(e)	Includes $14.2 million paid to Dow for a research and development collaboration and approximately $6.0 million paid to AAIPharma for a research and development collaboration.

	June 30,
	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$603,568	$634,040	$552,663
Working capital	600,070	666,743	576,781
Total assets	1,043,251	1,078,384	932,841
Long-term debt	453,065	453,067	400,000
Stockholders’ equity	486,346	555,303	461,121

	Fiscal Year Ended June 30,
	2005	2004	2003
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$129,981	$127,964	$84,667
Net cash provided by (used in) investing activities	140,487	(166,341)	(113,709)
Net cash (used in) provided by financing activities	(139,793)	40,621	(23,343)

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
Change in Fiscal Year
     Effective December 31, 2005, we changed our fiscal year end from June 30 to December 31. This change was made to align our fiscal year end with other companies within our industry. This MD&A is intended to cover the audited calendar years January 1, 2007 to December 31, 2007, and January 1, 2006 to December 31, 2006, which we refer to as “2007” and “2006,” respectively. Comparative financial information to 2006 is provided in this Form 10-K with respect to the calendar year January 1, 2005 to December 31, 2005, which is unaudited and we refer to as “2005.”
Executive Summary
     We are a leading independent specialty pharmaceutical company focused primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We offer a broad range of products addressing various conditions or aesthetics improvements, including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
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

     We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate high integrity relationships of trust and confidence with the foremost dermatologists and podiatrists and the leading plastic surgeons in the United States. We rely on third parties to manufacture our products.
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
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65%-75% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. While we attempt to estimate inventory levels of our products at our major wholesale customers by using written and oral information obtained from certain wholesalers, historical prescription information and historical purchase patterns, this process is inherently imprecise. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our products. Based upon historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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

     As described in more detail below, the following significant events and transactions occurred during 2007, and affected our results of operations, our cash flows and our financial condition:
-	FDA approval of PERLANE®;

-	Write-down of intangible asset related to OMNICEF® due to impairment;

-	Strategic collaboration with Hyperion; and

-	Strategic collaboration with Revance.
FDA approval of PERLANE®
     On May 2, 2007, the FDA approved PERLANE® for implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial folds and wrinkles, such as nasolabial folds. In accordance with our agreements with Q-Med, we paid $29.1 million to Q-Med during the three months ended June 30, 2007 as a result of this milestone. The $29.1 million payment is included in intangible assets in our consolidated balance sheets as of December 31, 2007. The first commercial sales of PERLANE® occurred during May 2007.
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
Strategic Collaboration with Hyperion
     On August 28, 2007, we, through our wholly-owned subsidiary Ucyclyd Pharma, Inc. (“Ucyclyd”), announced a strategic collaboration with Hyperion Therapeutics, Inc. (“Hyperion”) whereby Hyperion will be responsible for the ongoing research and development of a compound referred to as GT4P for the treatment of Urea Cycle Disorder, Hepatic Encephalopathies and other indications, and additional indications for AMMONUL®. Under terms of the Collaboration Agreement between Ucyclyd and Hyperion, dated as of August 23, 2007, Hyperion made an initial non-refundable payment of $10.0 million to Ucyclyd for the rights and licenses granted to Hyperion in the agreement. In accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and SAB 104, “Revenue Recognition in Financial Statements,” this $10.0 million payment was recorded as deferred revenue and is being recognized on a straight-line basis over a period of four years. In addition, if certain specified conditions are satisfied relating to the Ucyclyd development projects, then Hyperion will have certain purchase rights with respect to the Ucyclyd development products as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that would be granted to Hyperion upon exercise of the purchase rights.
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
Strategic Collaboration with Revance
     On December 11, 2007, we announced a strategic collaboration with Revance Therapeutics, Inc. (“Revance”), a privately-held, venture-backed development-stage company, whereby we made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon our exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for our $20.0 million payment, we received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis and the option to acquire Revance or to license the product under development. The $20.0 million is expected to be used by Revance primarily for the development of the new product. $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and is included in other long-term assets in our consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and is included in research and development expense for the three months ended December 31, 2007.
     Additionally, we have committed to make further equity investments in Revance of up to $5.0 million under certain terms and prior to the exercise of the option to acquire Revance or to license exclusively Revance’s topical botulinum toxin type A product in North America.
     Prior to the exercise of the option, Revance will remain primarily responsible for the worldwide development of Revance’s topical botulinum toxin type A product in consultation with us in North America. We will assume primary responsibility for the development of the product should consummation of either a merger or a license for topically delivered botulinum toxin type A in North America be completed under the terms of the option. Revance will have sole responsibility for manufacturing the development product and manufacturing the product during commercialization worldwide. Our right to exercise the option is triggered upon Revance’s successful completion of certain regulatory milestones through the end of Phase 2 testing in the United States. A license would contain a payment upon exercise of the license option, milestone payments related to clinical, regulatory and commercial achievements, and royalties based on sales defined in the license. If we elect to exercise the option, the financial terms for the acquisition or license will be determined through an independent valuation in accordance with specified methodologies.
     Professional fees of approximately $1.3 million were incurred related to the completion of the agreement with Revance. These costs were recognized as general and administrative expenses during the three months ended December 31, 2007.
     On a going-forward basis, in the absence of quantitative valuation metrics, such as a recent financing round, we will estimate the impairment and/or the net realizable value of the investment, based on a hypothetical liquidation at book value approach as of the reporting date. The amount that will be expensed periodically is uncertain due to the timing of expenditures for research and development, and the charges will not be immediately, if ever, deductible for income tax purposes and will increase our effective tax rate. Further equity investments, if any, will also be subject to the same accounting treatment as our original equity investment.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

			(Unaudited)
	Year	Year	Year
	Ended	Ended	Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2007(a)	2006(b)	2005(c)

Net revenues	100.0%	100.0%	100.0%
Gross profit (d)	89.0	88.0	85.5
Operating expenses	68.0	127.2	62.9

Operating income (loss)	21.0	(39.2)	22.6
Other income, net	—	—	16.6
Interest and investment income (expense), net	6.1	5.8	1.6

Income (loss) before income tax (expense) benefit	27.1	(33.4)	40.8
Income tax (expense) benefit	(10.9)	11.7	(14.8)

Net income (loss)	16.2%	(21.7)%	26.0%

(a)	Included in operating expense is $21.1 million (4.6% of net revenues) of share-based compensation expense, $9.3 million (2.0% of net revenues) related to our option to acquire Revance or to license Revance’s product currently under development (including $1.3 million of professional fees incurred related to the agreement), $4.1 million (0.9% of net revenues) for the write-down of an intangible asset related to OMNICEF® and $2.2 million (0.5% of net revenues) of professional fees related to a strategic collaboration with Hyperion.

(b)	Included in operating expenses is $125.2 million (35.8% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $52.6 million (15.1% of net revenues) for the write-down of intangible assets, $26.1 million (7.5% of net revenues) of share-based compensation expense, $10.2 million (2.9% of net revenues) related to a loss contingency for a legal matter and $1.8 million (0.5% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(c)	Included in operating expenses is $11.9 million (3.3% of net revenues) related to a research and development collaboration with Dow, $8.3 million (2.3% of net revenues) related to a research and development collaboration with AAIPharma, $15.2 million (4.2% of net revenues) of share-based compensation expense, $9.2 million (2.5% of net revenues) for the write-down of an intangible asset and $6.0 million (1.7% of net revenues) of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed incurred during the three months ended June 30, 2005 and three months ended September 30, 2005. Included in other income, net, is $59.8 million (16.6% of net revenue) related to a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a fee paid to an investment banker and the expensing of accumulated transaction costs of $27.0 million, and integration planning costs incurred during the three months ended December 31, 2005 of $3.7 million.

(d)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Net Revenues
     The following table sets forth the net revenues for the year ended December 31, 2007 and the year ended December 31, 2006, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2007	2006	$ Change	% Change
Net product revenues	$449.2	$333.6	$115.6	34.6%
Net contract revenues	15.5	15.6	(0.1)	(0.6)%

Total net revenues	$464.7	$349.2	$115.5	33.0%

	2007	2006	$ Change	% Change
Acne and acne-related dermatological products	$246.4	$158.2	$88.2	55.7%
Non-acne dermatological products	178.6	158.0	20.6	13.0%
Non-dermatological products (including contract revenues)	39.7	33.0	6.7	20.2%

Total net revenues	$464.7	$349.2	$115.5	33.0%

			Percentage
			Point
	2007	2006	Change
Acne and acne-related dermatological products	53.0%	45.3%	7.7
Non-acne dermatological products	38.5%	45.2%	(6.7)
Non-dermatological products (including contract revenues)	8.5%	9.5%	(1.0)

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during 2007 primarily as a result of an increase in sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, ZIANA®, which was approved by the FDA during the fourth quarter of 2006, and PERLANE®, which was approved by the FDA during the second quarter of 2007. Net revenues associated with our acne and acne-related dermatological products increased by $88.2 million, or 55.7%, and by 7.7 percentage points as a percentage of net revenues during 2007 as compared to 2006 as a result of the increased sales of SOLODYN® and ZIANA®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues by 6.7 percentage points, but increased in net dollars by $20.6 million, or 13.0% during 2007. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, but increased in net dollars by $6.7 million, or 20.2% during 2007 as compared to 2006.

Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for 2007 and 2006 was approximately $21.6 million and $20.0 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for 2007 and 2006, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2007	2006	$ Change	% Change
Gross profit	$413.7	$307.5	$106.2	34.5%
% of net revenues	89.0%	88.0%
     The increase in gross profit during 2007, compared to 2006, was due to the increase in our net revenues and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during 2007 as compared to 2006. The launch of SOLODYN®, a higher margin product, during the second quarter of 2006, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues. The impact of the mix of higher margin products being sold during 2007 as compared to 2006 was partially offset by the write-off of $6.1 million of certain inventories that, during the third quarter of 2007, were determined to be unsalable, and a $2.5 million increase in our inventory valuation reserve recorded during 2007, as compared to a $0.1 million increase in our inventory valuation reserve during 2006. The change in the inventory valuation reserve was due to an increase in inventory during 2007 projected to not be sold by expiry dates.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2007 and 2006, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2007	2006	$ Change	% Change
Selling, general and administrative	$247.9	$206.8	$41.1	19.9%
% of net revenues	53.4%	59.2%
Share-based compensation expense included in selling, general and administrative	$21.0	$24.5	$(3.5)	(14.0)%
     The increase in selling, general and administrative expenses during 2007 from 2006 was attributable to approximately $16.3 million of increased personnel costs, primarily related to an increase in the number of employees (increasing from 407 as of December 31, 2006 to 472 as of December 31, 2007) and the effect of the annual salary increase that occurred during February 2007, $11.5 million of increased promotion expense, primarily related to the promotion of RESTYLANE® and our new products SOLODYN®, ZIANA® and PERLANE®, $14.7 million of increased professional and consulting expenses, including $2.2 million and $1.3 million of professional fees related to our strategic collaboration with Hyperion and equity investment in Revance, respectively, and costs related to our new enterprise resource planning (ERP) system, and $11.6 million of other additional selling, general and administrative expenses incurred during 2007. These increases were partially offset by certain costs incurred during 2006 that were not incurred during 2007, including $10.2 million related to a loss contingency for a legal matter related to our marketing of LOPROX® to pediatricians, $1.8 million related to a settlement of a dispute related to our merger with Ascent and approximately $1.0 million of professional and other expenses related to our development and distribution agreement with Ipsen for the development of RELOXIN®. We expect to incur increased legal and other professional fees during 2008 as a result of patent litigation related to our SOLODYN® product.

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
Research and Development Expenses
     The following table sets forth our research and development expenses for 2007 and 2006 (dollar amounts in millions):

	2007	2006	$ Change	% Change
Research and development	$39.4	$161.8	$(122.4)	(75.6)%
Charges included in research and development	$8.0	$125.2	$(117.2)	(93.6)%
Share-based compensation expense included in research and development	$0.1	$1.6	$(1.5)	(93.1)%
     Included in research and development expense for 2007 was $8.0 million related to our option to acquire Revance or to license Revance’s product currently under development and $0.1 million of share-based compensation, which included a reversal of previously recognized share-based compensation expense of approximately $0.3 million due to the cancellation of share-based awards during the third quarter of 2007. Included in research and development expense for 2006 was $125.2 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® and approximately $1.6 million of share-based compensation expense. The primary product under development during 2007 and 2006 was RELOXIN®. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We expect to incur significant research and development expenses related to the development of RELOXIN® each quarter throughout the development process.

Depreciation and Amortization Expenses
     Depreciation and amortization expenses during 2007 increased $1.5 million, or 6.5%, to $24.5 million from $23.0 million during 2006. This increase included amortization related to a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® capitalized during the second quarter of 2007. This increase in amortization was partially offset by a decrease in amortization due to the write-down of intangible assets due to impairment during the third quarter of 2006. The remaining amortizable lives of these intangible assets were also shortened. These intangible assets had an aggregate cost basis of approximately $76.6 million and were being amortized at a rate of approximately $0.4 million per quarter. These intangible assets were written-down to an aggregate new cost basis of approximately $3.6 million, and are being amortized at an aggregate rate of approximately $0.1 million per quarter.
Interest and Investment Income
     Interest and investment income during 2007 increased $7.6 million, or 24.7%, to $38.4 million from $30.8 million during 2006, due to an increase in the funds available for investment and an increase in the interest rates achieved by our invested funds during 2007.
Interest Expense
     Interest expense during 2007 decreased $0.6 million, to $10.0 million in 2007 from $10.6 million in 2006. Our interest expense in 2007 and 2006 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during 2007 as compared to 2006 was due to the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007. See Liquidity and Capital Resources for further discussion on the Old Notes and New Notes.
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for 2007 and 2006 (dollar amounts in millions):

	2007	2006	$ Change	% Change
Income tax (benefit) expense	$51.0	$(40.8)	$91.8	225.1%
Effective tax rate	40.5%	(35.0)%
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
     Income tax expense during 2007 was $51.0 million compared to an income tax benefit during 2006 of $40.8 million. The income tax benefit recorded in 2006 is primarily due to our pre-tax loss recognized during 2006. The effective tax rate for 2007 of 40.5% includes a $3.3 million tax charge recorded during the fourth quarter of 2007 relating to a valuation allowance recorded against the deferred tax asset associated with the expensing of the option to acquire Revance or license Revance’s product that is under development. The expense is currently an unrealized loss for tax purposes. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. The Company recorded a valuation allowance to the deferred tax asset associated with this unrealized tax loss to reduce the carrying values to $0, or the amount that management believes is more likely than not to be realized. The effective tax rate for 2007 absent this $3.2 million charge is 38%.
Year Ended December 31, 2006 Compared to the Unaudited Year Ended December 31, 2005
Net Revenues
     The following table sets forth the net revenues for the year ended December 31, 2006 and 2005, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2006	2005	$ Change	% Change
Net product revenues	$333.6	$313.7	$19.9	6.4%
Net contract revenues	15.6	46.0	(30.4)	(66.1)%

Net revenues	$349.2	$359.7	$(10.5)	(2.9)%

	2006	2005	$ Change	% Change
Acne and acne-related dermatological products	$158.2	$97.8	$60.4	61.8%
Non-acne dermatological products	158.0	193.6	(35.6)	(18.4)%
Non-dermatological products (including contract revenues)	33.0	68.3	(35.3)	(51.6)%

Total net revenues	$349.2	$359.7	$(10.5)	(2.9)%

			Percentage
			Point
	2006	2005	Change
Acne and acne-related dermatological products	45.3%	27.2%	18.1
Non-acne dermatological products	45.2	53.8	(8.6)
Non-dermatological products	9.5	19.0	(9.5)

Total net revenues	100.0%	100.0%	—

     Our total net revenues decreased during 2006 primarily due to a decrease in net contract revenues associated with licensing agreements. Net contract revenues decreased primarily due to a decrease in contract revenues during 2006 related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues, and increased in net revenue dollars by 61.8% during 2006 as compared to 2005, primarily due to sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, and sales of ZIANA®, which was approved by the FDA during the fourth quarter of 2006, partially offset by decreases in sales of DYNACIN®, PLEXION® and TRIAZ® products due to competitive pressures, including generic competition. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net revenue dollars by 18.4% during 2006, primarily due to decrease in sales of VANOS® and LOPROX® products, which was offset by an increase in sales of RESTYLANE®. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net revenue dollars by 51.6% during 2006, primarily due to the decrease in ORAPRED® contract revenues discussed above.

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
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2006 and 2005, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2006	2005	$ Change	% Change
Selling, general and administrative	$206.8	$149.6	$57.2	38.2%
% of net revenues	59.2%	41.6%
Inamed business integration planning costs included in selling, general and administrative	$—	$6.0	$(6.0)	(100.0)%
Share-based compensation expense included in selling, general and administrative	$24.5	$14.2	$10.3	72.1%
     The increase in selling, general and administrative expenses during 2006 from 2005 was attributable to approximately $10.3 million of additional share-based compensation expense recognized in accordance with SFAS No. 123R (twelve months of expense was recognized during 2006 as compared to six months of expense recognized during 2005 as SFAS No. 123R was adopted as of July 1, 2005), $10.2 million related to a loss contingency for a legal matter related to our marketing of LOPROX® to pediatricians (see Item 3, Legal Proceedings of this Form 10-K), approximately $11.2 million of increased promotional expense, primarily related to the promotion of RESTYLANE®, the launches of SOLODYN® and ZIANA® and pre-launch costs for PERLANE®, $11.2 million of increased personnel costs due to increased headcount and the effect of the annual salary increase that occurred during August 2005 and the partial-year salary increase that occurred during February 2006, $1.8 million related to a settlement of a dispute related to our merger with Ascent, and $18.5 million of other additional selling, general and administrative expenses incurred during 2006, which was partially offset by $6.0 million of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed incurred during 2005.
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
     During the fourth quarter of 2005, an intangible asset related to our DYNACIN® capsule products was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. Factors affecting the intangible asset’s future cash flows included our promotional focus on our DYNACIN® tablet products, and competitive pressures in the marketplace. As a result of the impairment analysis, we recorded a write-down of approximately $9.2 million related to this intangible asset.
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
     Included in research and development expenses for 2006 was $125.2 million related to the development and distribution agreement with Ipsen for the development of RELOXIN® and approximately $1.6 million of share-based compensation expense. Included in research and development expense for 2005 was approximately $11.9 million related to research and development of ZIANA®, $8.3 million related to a research and development of SOLODYN® and approximately $1.0 million of share-based compensation expense. In addition to these increases in development milestone charges and share-based compensation expense, research and development expenses increased due to costs related to the development of RELOXIN® incurred during 2006.
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
Interest Expense
     Interest expense during 2006 remained consistent with 2005, at $10.6 million. Our interest expense during 2006 and 2005 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. See Liquidity and Capital Resources for further discussion on the Old Notes and New Notes.

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

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the year ended December 31, 2007 and 2006, and selected balance sheet components as of December 31, 2007 and 2006 (dollar amounts in millions):

	2007	2006	$ Change	% Change
Cash provided by (used in):
Operating activities	$158.9	$(41.0)	$199.9	488.0%
Investing activities	(269.5)	(216.9)	(52.6)	(24.2)%
Financing activities	14.5	14.3	0.2	1.3%

	Dec. 31, 2007	Dec. 31, 2006	$ Change	% Change
Cash, cash equivalents and short-term investments	$794.7	$554.3	$240.4	43.4%
Working capital	460.1	356.9	103.2	28.9%
Long-term investments	17.1	130.3	(113.2)	(86.9)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
Working Capital
     Working capital as of December 31, 2007 and 2006 consisted of the following (dollar amounts in millions):

	Dec. 31, 2007	Dec. 31, 2006	$ Change	% Change
Cash, cash equivalents and short-term investments	$794.7	$554.3	$240.4	43.4. %
Accounts receivable, net	12.4	36.4	(24.0)	(66.0)%
Inventories, net	30.0	27.0	3.0	10.1%
Other current assets	18.0	15.9	2.1	12.9%

Total current assets	855.1	633.6	221.5	35.0%

Accounts payable	34.9	47.5	(12.6)	(26.6)%
Current portion of long-term debt	283.9	169.2	114.7	67.8%
Income taxes payable	7.7	11.3	(3.6)	(31.8)%
Deferred tax liabilities, net	11.7	0.9	10.8	1,134.2%
Other current liabilities	56.8	47.8	9.0	18.8%

Total current liabilities	395.0	276.7	118.3	42.3%

Working capital	$460.1	$356.9	$103.2	28.9%

     We had cash, cash equivalents and short-term investments of $794.7 million and working capital of $460.1 million at December 31, 2007, as compared to $554.3 million and $356.9 million, respectively, at December 31, 2006. The increases were primarily due to the generation of $158.9 million of operating cash flow, $19.7 million of cash received from employees’ exercise of stock options and a net transfer of $113.2 million of our long-term investments into short-term investments, partially offset by the payment of $29.1 million to Q-Med upon the FDA’s approval of PERLANE®, the payment of $20.0 million to Revance and $9.5 million of costs incurred related to our new ERP system during 2007.
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
     As of December 31, 2007, our short-term investments included $101.7 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During February 2008 we were informed that there was insufficient demand at auction for approximately $43.6 million of our auction rate floating securities. As a result, these affected auction rate floating securities are now not considered liquid, and we could be required to hold them until they are redeemed by the holder at maturity. The negative credit markets may affect our other auction rate floating securities as they cycle through the auction process. We may not be able to make the securities liquid until a future auction on these investments is successful. At this time, we have not obtained sufficient evidence to conclude that the fair value of these auction rate floating securities is less than their carrying value or that they will not be settled in the short-term, although the market for these investments is currently uncertain. All of our auction rate floating securities held as of December 31, 2007 successfully re-set at the first auction interval subsequent to December 31, 2007, and we subsequently liquidated approximately $56.8 million of our auction rate floating securities at par. As of February 26, 2008, we had approximately $44.9 million of auction rate floating securities.
     During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase of this lease is for approximately 150,000 square feet with the right to expand. We expect to occupy the new headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, in the second quarter of 2008. There is no financial obligation for lease payments until 2009.
     During October 2006, we executed a lease agreement for additional headquarter office space, which is also located approximately one mile from our current headquarter office space in Scottsdale, Arizona, to accommodate our current needs and future growth. Under this agreement, approximately 21,000 square feet of office space is being leased for a period of three years. In May 2007, we began occupancy of the additional headquarter office space.
     During 2007, we began designing and implementing a new ERP system to integrate and improve the financial and operational aspects of our business. We have dedicated approximately 50 of our employees to various aspects of the project, along with third party consultants. We expect this project will require an aggregate investment of approximately $10 — $12 million during 2007 and 2008. During 2007, we invested approximately $9.5 million on this project.

Operating Activities
     Net cash provided by operating activities during the year ended December 31, 2007 was approximately $158.9 million, compared to cash used in operating activities of approximately $41.0 million during the year ended December 31, 2006. The following is a summary of the primary components of cash provided by (used in) operating activities during the year ended December 31, 2007 and 2006 (in millions):

	2007	2006
Payment made to Revance related to our option to acquire Revance or to license Revance’s product currently under development	$(8.0)	$—
Expenses related to our new ERP system	(3.1)	—
Payments made to Ipsen related to development of RELOXIN®	(29.1)	(125.2)
Payment of professional fees related to termination of proposed merger with Inamed	—	(16.7)
Income taxes paid	(35.4)	(35.7)
Payment received from Hyperion related to strategic collaboration	10.0	—
Other cash provided by operating activities	224.5	136.6

Cash (used in) provided by operating activities	$158.9	$(41.0)

Investing Activities
     Net cash used in investing activities during the year ended December 31, 2007 was approximately $269.5 million, compared to net cash used in investing activities during the year ended December 31, 2006 of $216.9 million. The change was primarily due to the net purchases or sales of our short-term and long-term investments during the respective periods. In addition, approximately $29.1 million was paid to Q-Med during the second quarter of 2007 upon the FDA’s approval of PERLANE®, $20.0 million was paid to Revance during the fourth quarter of 2007 related to our investment in Revance ($12.0 million classified as a long-term asset, $8.0 million recognized as research and development expense), $6.4 million of costs related to our new ERP system was capitalized and $27.4 million was paid during the first quarter of 2006 for contingent payments related to our merger with Ascent.
Financing Activities
     Net cash provided by financing activities during the year ended December 31, 2007 was $14.5 million, compared to net cash provided by financing activities of $14.3 million during the year ended December 31, 2006. Proceeds from the exercise of stock options were $19.7 million during 2007 compared to $18.7 million during 2006. Dividends paid during 2007 was $6.8 million compared to $6.6 million during 2006.
Contingent Convertible Senior Notes and Other Long-Term Commitments
     We have two outstanding series of Contingent Convertible Senior Notes, consisting of $169.2 million principal amount of 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”) and $283.9 million principal amount of 1.5% Contingent Convertible Senior Notes due 2033 (the “New Notes”). The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. Holders of the Old Notes had the option to require us to repurchase all or a portion of their Old Notes on June 4, 2007 (extended to July 11, 2007). Holders of $5,000 of outstanding principal amounts of the Old Notes exercised their right to require us to purchase their Old Notes for cash. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made. On June 4, 2012 and 2017 or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2008, 2013 and 2018 or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. If significant portion of the holders of the New Notes require us to repurchase their New Notes on June 4, 2008, we may not have sufficient funds on June 4, 2008 or at the time of any such events to make the required repurchases. If all of the New Notes are put back to us on June 4, 2008, we would be required to pay $283.9 million in outstanding principal, plus outstanding accrued interest. We would also be required to pay an accumulated deferred tax liability related to the New Notes. The deferred tax liability related to the New Notes as of December 31, 2007 was $30.6 million.
     Except for the Old Notes, we had only $8.5 million of long-term liabilities at December 31, 2007. Except for the New Notes and deferred tax liabilities, we had only $99.4 million of current liabilities at December 31, 2007. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be continuing our implementation of a new ERP system during 2008, which will require financial expenditures to complete.
     We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004, but may be repaid by BioMarin at any time prior to the option purchase date. As of February 29, 2008, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
Repurchases of Common Stock
     On August 29, 2007, our Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of our Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) will depend on factors such as the market price of our Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit is reached. As of February 29, 2008, no shares had been repurchased under this plan.
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $28.5 million on our common stock. In addition, on December 12, 2007, we declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2008 to our stockholders of record at the close of business on January 2, 2008. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Off-Balance Sheet Arrangements
     As of December 31, 2007, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations
     The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes certain other purchase obligations as discussed below (in thousands):

	Payments Due By Period
			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More Than
	Total	1 Year	3 Years	5 Years	5 Years
Long-term debt	$453,055	$283,910	$—	$169,145	$—
Interest on long-term debt	212,197	8,487	16,975	16,975	169,760
Operating leases	58,075	2,624	11,387	8,676	35,388
Other purchase obligations and commitments	867	173	347	347	—

Total contractual obligations	$724,194	$295,194	$28,709	$195,143	$205,148

     The long-term debt consists of our Old Notes and New Notes. We may redeem some or all of the Old Notes and New Notes at any time on or after June 11, 2007 and June 11, 2008, respectively, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes and New Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2012 and 2017 and New Notes on June 4, 2008, 2013 and 2018, or upon a change in control, as defined in the indenture agreements governing the Old Notes and New Notes, at 100% of the principal amount of the Old Notes and New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. As of December 31, 2007, $283.9 million of the New Notes were classified as current liabilities as the holders of the New Notes may require us to repurchase all or a portion of their New Notes on June 4, 2008, which is less than twelve months from the December 31, 2007 balance sheet date. As of December 31, 2007, $169.1 million of the Old Notes were classified in the “More than 3 years and less than 5 years” category as the holders of the Old Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2012, which is more than 3 years but less than 5 years from the December 31, 2007 balance sheet date.
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
     We have committed to make potential future “milestone” payments to third-parties as part of certain product development and license agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement and timing of these milestones are not fixed or reasonably determinable, such contingencies have not been recorded on our consolidated balance sheets and are not included in the above table. The total amount of potential future milestone payments related to development and license agreements is approximately $208.7 million.
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
Revenue Recognition
     Revenue from our product sales is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.
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
Items Deducted From Gross Revenue
     Provisions for estimates for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and consumer rebate and loyalty programs are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by us as our best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. Our estimates of inventory in the distribution channel are based on historical shipment and return information from our accounting records and data on prescriptions filled, which we purchase from IMS Health, Inc., one of the leading providers of prescription-based information. We also utilize projected prescription demand for our products, as well as, written and oral information obtained from certain wholesalers with respect to their inventory levels and our internal information. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.
     Currently, we are unable to specify if actual returns or credits relate to a sale that occurred in the current period or prior period, and therefore, we cannot currently specify how much of the provision recorded relates to sales made in prior periods. However, we believe the data discussed above is appropriate to allow us to reasonably estimate the level of product returns expected from current sales activities, as well as estimate the level of expected credits associated with rebates or chargebacks.
     Our accounting policies for revenue recognition have a significant impact on our reported results and rely on certain estimates that require complex and subjective judgment on the part of our management. If the levels of product returns and exchanges, cash discounts, chargebacks, managed care and Medicaid rebates and consumer rebate and loyalty programs fluctuate significantly and/or if our estimates do not adequately reserve for these reductions of gross product revenues, our reported net product revenues could be negatively affected.
     The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses, for the years ended December 31, 2006 and 2007 (dollars in thousands):

				Managed	Consumer
				Care &	Rebate
	Product	Sales		Medicaid	and
	Returns	Discounts	Chargebacks	Rebates	Loyalty
	Reserve	Reserve	Reserve	Reserve	Programs	Total

Balance at December 31, 2005	$16,167	$1,344	$649	$6,081	$2,420	$26,661
Actual	(95,731)	(9,363)	(4,225)	(12,070)	(8,224)	(129,613)
Provision	114,859	9,720	4,023	13,100	11,449	153,151

Balance at December 31, 2006	$35,295	$1,701	$447	$7,111	$5,645	$50,199

Actual	(57,216)	(11,270)	(1,432)	(9,814)	(15,942)	(95,674)
Provision	31,749	10,080	1,305	9,052	26,313	78,499

Balance at December 31, 2007	$9,828	$511	$320	$6,349	$16,016	$33,024

Product Returns
     We account for returns of product by establishing an allowance based on our estimate of revenues recorded for which the related products are expected to be returned in the future. We estimate the rate of future product returns for our established products based on our historical experience, the relative risk of return based on expiration date, and other qualitative factors that could impact the level of future product returns, such as competitive developments, product discontinuations and our introduction of similar new products. Historical experience and the other qualitative factors are assessed on a product-specific basis as part of our compilation of our estimate of future product returns. We also estimate inventory in the distribution channel by monitoring inventories held by our distributors, as well as prescription trends to help us assess the rate of return. We determine our estimates of the sales return accrual for new products primarily based on our historical acceptance of our new product introductions by our customers and product returns experience of similar products, products that have similar characteristics at various stages of their life cycle, and other available information pertinent to the intended use and marketing of the new product. Changes due to our competitors’ price movements have not adversely affected us. We do not provide material pricing incentives to our distributors that are intended to have them assume additional inventory levels beyond what is customary in their ordinary course of business.
     Our actual experience and the qualitative factors that we use to determine the necessary accrual for future product returns are susceptible to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimates and make changes to the accrual quarterly when it appears product returns may differ from our original estimates.
     The provision for product returns was $31.7 million, or 5.9% of gross product sales, and $114.9 million, or 23.3% of gross product sales, for the years ended December 31, 2007 and 2006, respectively. The reserve for product returns was $9.8 million and $35.3 million as of December 31, 2007 and 2006, respectively. The decrease in the provision and the reserve was primarily related to a reduction in product returns experienced during 2007 and lower levels of inventory in the distribution channel at December 31, 2007.
     If the forecasted prescription data used to estimate the appropriate amount of inventory in the distribution channel increased by 10.0 percent, our sales returns reserve at December 31, 2007 would decrease by approximately $1.1 million and corresponding revenue would increase by the same amount. Conversely, if the forecasted prescription data used to estimate the appropriate amount of inventory in the distribution channel decreased by 10.0 percent, our sales returns reserve at December 31, 2007 would increase by approximately $1.8 million and corresponding revenue would decrease by the same amount.
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
     The provision for cash discounts was $10.1 million, or 1.9% of gross product sales, and $9.7 million, or 2.0% of gross product sales, for the years ended December 31, 2007 and 2006, respectively. The reserve for cash discounts was $0.5 million and $1.7 million as of December 31, 2007 and 2006, respectively. The increase in the provision was due to an increase in gross product sales. The balance in the reserve for sales discounts at the end of the fiscal year is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuations in the reserve for sales discounts between periods is normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.
     As our customer base is made up primarily of major wholesalers and retail chains, cash discounts have historically become earned by our customers. Therefore, we record a provision and maintain a reserve for the maximum amount of potential cash discounts. If there was a 10.0 percent decrease in the number of customers that earned a cash discount during 2007, the provision for 2007 would have been reduced by approximately $0.1 million and the reserve at December 31, 2007 would have been reduced by approximately $0.1 million.
Contract Chargebacks
     We have agreements for contract pricing with several entities, whereby pricing on products is extended below wholesaler list price. These parties purchase products through wholesalers at the lower contract price, and the wholesalers charge the difference between their acquisition cost and the lower contract price back to us. We account for chargebacks by establishing an allowance reducing accounts receivable based on our estimate of chargeback claims attributable to a sale. We determine our estimate of chargebacks based on historical experience and changes to current contract prices. We also consider our claim processing lag time, and adjust the allowance periodically throughout each quarter to reflect actual experience. Although we record an allowance for estimated chargebacks at the time we record the sale (typically when we ship the product), the actual chargeback related to that sale is not processed until the entities purchase the product from the wholesaler. We continually monitor our historical experience and current pricing trends to ensure the liability for future chargebacks is fairly stated.
     The provision for contract chargebacks was $1.3 million, or 0.2% of gross product sales, and $4.0 million, or 0.8% of gross product sales, for the years ended December 31, 2007 and 2006, respectively. The reserve for contract chargebacks was $0.3 million and $0.4 million as of December 31, 2007 and 2006, respectively. The decrease in the provision and the reserve was due to a decrease in the number of pricing contracts in place during the comparable periods.
     If our estimate for contract chargeback claim activity changed by 10.0 percent our reserve for contract chargebacks would be impacted by approximately $0.1 million and corresponding revenue would be impacted by the same amount.
Managed Care and Medicaid Rebates
     Rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. We record provisions for rebates by estimating these liabilities as products are sold, based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel, and prescription trends. We continually monitor historical payment rates and actual claim data to ensure the liability is fairly stated.
     The provision for managed care and Medicaid rebates was $9.1 million, or 1.7% of gross product sales, and $13.1 million, or 2.7% of gross product sales, for the years ended December 31, 2007 and 2006, respectively. The reserve for managed care and Medicaid rebates was $6.3 million and $7.1 million as of December 31, 2007 and 2006, respectively. The decrease in the provision was primarily due to a decrease in the amount of Medicaid rebates related to LOPROX®, due to decreasing demand and fewer rebate transactions. The decrease in the reserve is due to a decrease in the amount of rebates outstanding at the comparable dates.
     If the forecasted prescription data used to estimate the appropriate amount of inventory in the distribution channel changed by 10.0 percent or our historical percentage of sales that generated a rebate were to change by 10.0 percent our reserve for managed care and Medicaid rebates would be impacted by approximately $0.5 million and corresponding revenue would be impacted by the same amount.
Consumer Rebates and Loyalty Programs
     We offer consumer rebates on many of our products and we have consumer loyalty programs. We generally account for these programs by establishing an accrual based on our estimate of the rebate and loyalty incentives attributable to a sale. We generally base our estimates for the accrual of these items on historical experience and other relevant factors. We adjust our accruals periodically throughout each quarter based on actual experience and changes in other factors, if any, to ensure the balance is fairly stated.

     The provision for consumer rebates and loyalty programs was $26.3 million, or 4.9% of gross product sales, and $11.4 million, or 2.3% of gross product sales, for the years ended December 31, 2007 and 2006, respectively. The reserve for consumer rebates and loyalty programs was $16.0 million and $5.6 million as of December 31, 2007 and 2006, respectively. The increase in the provision and the reserve was primarily due to new consumer rebate programs initiated during 2007 related to our SOLODYN® and ZIANA® products and increased sales of RESTYLANE® and participation in the RESTYLANE® customer loyalty program.
     If our 2007 estimates of rebate redemption rates and average rebate amounts for our consumer rebate programs changed by 10.0 percent, and our estimates of eligible procedures completed related to our customer loyalty programs were to change by 10.0 percent, our reserve for these items would be impacted by approximately $4.5 million and corresponding revenue would be impacted by the same amount.
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
     During the three months ended December 31, 2006, we experienced a decline in demand for certain of our products, primarily VANOS®. As a result, we increased the sales returns reserves by approximately $8.9 million during the three months ended December 31, 2006 specifically related to VANOS®. The effect of this change on the net loss for 2006 was to increase the net loss by approximately $5.8 million or $0.11 per common share.

Share-Based Compensation
     As part of our adoption of SFAS No. 123R as of July 1, 2005, we were required to recognize the fair value of share-based compensation awards as an expense. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Increasing the weighted average volatility by 2.5 percent (from 0.35 percent to 0.375 percent) would have increased the fair value of stock options granted in 2007 to $15.67 per share. Conversely, decreasing the weighted average volatility by 2.5 percent (from 0.35 percent to 0.325 percent) would have decreased the fair value of stock options granted in 2007 to $14.39 per share. The expected life of the awards is based on historical experience of awards with similar characteristics. Stock option awards granted during 2007 have a stated term of 7 years, and the weighted average expected life of the awards was determined to be 7 years. Decreasing the weighted average expected life by 0.5 years (from 7.0 years to 6.5 years) would have decreased the fair value of stock options granted in 2007 to $14.49 per share. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts.
     The fair value of our restricted stock grants is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.
     SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization after July 1, 2005 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of 2008 was immaterial.
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
Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. We could be required to expense previously capitalized costs related to pre-approval inventory if the probability of future commercial use and future economic benefit changes due to denial or delay of regulatory approval, a delay in commercialization, or other factors. Conversely, our gross margins could be favorably impacted if previously expensed pre-approval inventory becomes available and is used for commercial sale. As of

December 31, 2007, there no costs capitalized into inventory for products that have not yet received regulatory approval.
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
     During 2007, 2006 and 2005, impairment charges of $4.1 million, $52.6 million and $9.2 million, respectively, were recognized related to our review of long-lived assets. During 2007, the remaining useful life of the intangible asset that was deemed to be impaired was reduced. During 2006, the remaining useful lives of two of the intangible assets that were deemed to be impaired were reduced. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for, and/or accelerate amortization of, long-lived assets.
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
     Based on our historical pre-tax earnings, we believe it is more likely than not that we will realize the benefit of the existing net deferred tax assets at December 31, 2007. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income; however, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
Research and Development Costs and Accounting for Strategic Collaborations
     All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We may continue to make non-refundable payments to third parties for new technologies and for new technologies and research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made.

     Our policy on accounting for costs of strategic collaborations determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. We are required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when we acquire certain products for which there is already an ANDA or NDA approval related directly to the product, and there is net realizable value based on projected sales for these products, we capitalize the amount paid as an intangible asset. In addition, if we acquire product rights which are in the development phase and as to which we have no assurance that the third party will successfully complete its development milestones, we expense such payments.
Legal Contingencies
     We record contingent liabilities resulting from asserted and unasserted claims against us, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities, when there is a reasonable possibility, that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. As of December 31, 2006, we accrued a loss contingency of $10.2 million related our settlement of all outstanding federal and state civil suits against the Company in connection with claims related to our alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to our May 2004 disposition of our pediatric sales division. This loss contingency is included in other current liabilities as of December 31, 2006 in the accompanying consolidated balance sheets, and is included in selling, general and administrative expenses for the year ended December 31, 2006 in the accompanying consolidated statements of operations. This loss contingency of $10.2 million was paid during 2007. In addition to the matters disclosed in “Item 3. Legal Proceedings,” we are party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation, other than those specified in “Item 3. Legal Proceedings,” to have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
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
     In June 2007, the EITF reached a consensus on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15,

2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. We do not expect EITF 07-03 to have a material impact on our consolidated results of operations and financial condition upon adoption.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating SFAS No. 141R and its impact, if any, on our consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating SFAS No. 160 and its impact, if any, on our consolidated results of operations and financial condition.
     In December 2007, the EITF reached a consensus on EITF 07-01, Accounting for Collaborative Agreements. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. We are currently evaluating EITF 07-01 and its impact, if any, on our consolidated results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     At December 31, 2007, $116.5 million of our cash equivalent investments are in money market securities that are reflected as cash equivalents, because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.
     Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $703.7 million as of December 31, 2007, $481.2 million as of December 31, 2006 and $295.5 million as of December 31, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.
     As of December 31, 2007, our short-term investments included $101.7 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During February 2008 we were informed that there was insufficient demand at auction for approximately $43.6 million of our auction rate floating securities. As a result, these affected auction rate floating securities are now not considered liquid, and we could be required to hold them until they are redeemed by the holder at maturity. The negative credit markets may affect our other auction rate floating securities as they cycle through the auction process. We may not be able to make the securities liquid until a future auction on these investments is successful. At this time, we have not obtained sufficient evidence to conclude that the fair value of these auction rate floating securities is less than their carrying value or that they will not be settled in the short-term, although the market for these investments is currently uncertain. All of our auction rate floating securities held as of December 31, 2007 successfully re-set at auction at the first auction interval subsequent to December 31, 2007, and we subsequently liquidated approximately $56.8 million of our auction rate floating securities at par. As of February 26, 2008, we had approximately $44.9 million of auction rate floating securities.
     The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in thousands):
Interest Rate Sensitivity
Principal Amount by Expected Maturity as of December 31, 2007

	Financial instruments mature during year ended December 31,
	2008	2009	2010	2011	2012	Thereafter
Available-for-sale securities	$409,544	$192,513	$—	$—	$—	$101,649
Weighted-average yield rate	5.15%	4.82%	—	—	—	6.44%
Contingent convertible senior notes due 2032	$—	$—	$—	$—	$—	$169,145
Interest rate	—	—	—	—	—	2.5%
Contingent convertible senior notes due 2033	$—	$—	$—	$—	$—	$283,910
Interest rate	—	—	—	—	—	1.5%
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
Item 9A. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective and designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     During the three months ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2007.
     Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which follows:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited Medicis Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medicis Pharmaceutical Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Medicis Pharmaceutical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2007 consolidated financial statements of Medicis Pharmaceutical Corporation and subsidiaries and our report dated February 26, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 26, 2008

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
     The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     On June 20, 2007, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
     The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Director Biographical Information”, “Board Nominees”, “Executive Officers” and “Governance of Medicis” in the Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
     The information to be included in the sections entitled “Executive Compensation,” “Compensation of Directors,” and “Stock Option and Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information to be included in the sections entitled “Certain Relationships and Related Transactions” and “Stock Option and Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information to be included in the section entitled “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Page
(a) Documents filed as a part of this Report
(1) Financial Statements:
Index to consolidated financial statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2007 and 2006	F-3
Consolidated statements of operations for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and 2004 (unaudited) and the fiscal year ended June 30, 2005	F-5
Consolidated statements of stockholders’ equity for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005	F-6
Consolidated statements of cash flows for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and 2004 (unaudited) and the fiscal year ended June 30, 2005	F-10
Notes to consolidated financial statements	F-11
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1
This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits filed as part of this Report:

Exhibit No.	Description
2.1	Agreement of Merger by and between the Company, Medicis Acquisition Corporation and GenDerm Corporation, dated November 28, 1997 (11)

2.2	Agreement of Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

3.1	Certificate of Incorporation of the Company, as amended (23)

3.2	Amended and Restated By-Laws of the Company (43)

4.1	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(26)

4.2	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (23)

4.3	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (19)

4.4	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee (25)

4.5	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc. (19)

4.6	Form of specimen certificate representing Class A common stock (1)

10.1	Asset Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (23)

10.2	Merger Termination Agreement, dated as of December 13, 2005, by and among the Company, Masterpiece Acquisition Corp., and Inamed Corporation(31)

10.3	Securities Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.4	Termination Agreement dated October 19, 2005 between the Company and Michael A. Pietrangelo(28)

Exhibit No.	Description
10.5	License Agreement among the Company, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.6	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.7(a)	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.7(b)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.7(c)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.7(d)	Third Amendment, dated December 30, 2005, to Employment Agreement between the Company and Jonah Shacknai(32)

10.8	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan(30)

10.9(a)	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.9(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(29)

10.10(a)	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(27)

10.10(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Option Plan, dated August 1, 2005(29)

10.11(a)	Medicis Pharmaceutical Corporation 1998 Stock Option Plan(33)

10.11(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(29)

10.11(c)	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(29)

10.12(a)	Medicis Pharmaceutical Corporation 1996 Stock Option Plan(34)

10.12(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(29)

10.13	Waiver Letter dated March 18, 2005 between the Company and Q-Med AB(27)

10.14	Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company (2)

10.15	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company (3)

10.16(a)	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.16(b)	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.16(c)	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.16(d)	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.16(e)	Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.16(f)	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (23)

10.17(a)	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.17(b)	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.17(c)	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.18(a)	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

Exhibit No.	Description
10.18(b)	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.18(c)	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.19	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.20	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.21	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.22	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.23	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.24	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

10.25	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.26	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

10.27	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.28	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.29	Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.30	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.31(a)	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.31(b)	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.32	Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)

10.33	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.34	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.35	Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.36	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

10.37	Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

10.38	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

Exhibit No.		Description
10.39		Medicis Pharmaceutical Corporation 1992 Stock Option Plan(35)

10.40		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.41		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.42		Letter Agreement dated as of March 13, 2006 among Medicis Pharmaceutical Corporation, Aesthetica Ltd., Medicis Aesthetics Holdings Inc., Ipsen S.A. and Ipsen Ltd. (37)

10.43		Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.44		Trademark License Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.45		Trademark Assignment Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.46(a)		Medicis 2006 Incentive Award Plan(39)

10.46(b)		Amendment to the Medicis 2006 Incentive Award Plan, dated July 10, 2006(41)

10.46(c)		Amendment No. 2 to the Medicis 2006 Incentive Award Plan, dated April 11, 2007(46)

10.46(d)		Amendment No. 3 to the Medicis 2006 Incentive Award Plan, dated April 16, 2007(45)

10.46(e)	+	Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan

10.46(f)	+	Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan

10.47		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mark A. Prygocki, Sr. (40)

10.48		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mitchell S. Wortzman, Ph.D. (40)

10.49		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Richard J. Havens (40)

10.50		Employment Agreement, dated July 27, 2006, between Medicis Pharmaceutical Corporation and Jason D. Hanson (40)

10.51		Office Sublease by and between Apex 7720 North Dobson, L.L.C., an Arizona limited liability company, and Medicis Pharmaceutical Corporation, dated as of July 26, 2006(42)

10.52		Corporate Integrity Agreement between the Office of Inspector General of the department of Health and Human Services and Medicis Pharmaceutical Corporation(44)

10.53		Collaboration Agreement, dated as of August 23, 2007, by and between Ucyclyd Pharma, Inc. and Hyperion Therapuetics, Inc. (47)

12	+	Computation of Ratios of Earnings to Fixed Charges

21.1	+	Subsidiaries

23.1	+	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney See signature page

31.1	+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to the Company’s 1995 Form 10-K

(6)	Incorporated by reference to the Company’s 1995 Form 10-K

(7)	Incorporated by reference to the Company’s 1995 Form 10-K

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2006

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 0-18443, previously filed with the SEC

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-18443, previously filed with the SEC

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC on October 28, 2005

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 0-18443, previously filed with the SEC

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006

(33)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(34)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the SEC on October 23, 1996

(35)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(36)	Incorporated by reference to the Company’s Annual Report on Form 10-K/T for the six month transition period ended December 31, 2005, File No. 0-18443, previously filed with the SEC on March 16, 2006

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2006

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-18443, previously filed with the SEC

(39)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 13, 2006

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-18443, previously filed with the SEC

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-18443, previously filed with the SEC

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2007

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2007

(45)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2007

(46)	Incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 3, 2007

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 0-18443, previously filed with the SEC

(b)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

(c)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 29, 2008

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

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ MARK A. PRYGOCKI, SR. Mark A. Prygocki, Sr.	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	February 29, 2008

/s/ SPENCER DAVIDSON Spencer Davidson	Director	February 29, 2008

/s/ STUART DIAMOND Stuart Diamond	Director	February 29, 2008

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq.	Director	February 29, 2008

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	February 29, 2008

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	February 29, 2008

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	February 29, 2008

MEDICIS PHARMACEUTICAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and December 31, 2004 (unaudited), and the fiscal year ended June 30, 2005	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and the fiscal year ended June 30, 2005	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and December 31, 2004 (unaudited), and the fiscal year ended June 30, 2005	F-10

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007, the six months ended December 31, 2005 and the year ended June 30, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, the six months ended December 31, 2005 and the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Notes 2 and 16, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, as discussed in Notes 2 and 19, in 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medicis Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 26, 2008

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	DECEMBER 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$108,046	$203,319
Short-term investments	686,634	350,942
Accounts receivable, less allowances:
December 31, 2007 and 2006: $10,658 and $37,443, respectively	12,377	36,370
Inventories, net	29,973	27,016
Other current assets	18,049	15,990

Total current assets	855,079	633,637

Property and equipment, net	13,850	6,576
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	258,873	239,396
Other intangible assets	7,063	6,052

	265,936	245,448
Less: accumulated amortization	92,482	76,241

Net intangible assets	173,454	169,207
Goodwill	63,107	63,107
Deferred tax assets, net	59,445	65,234
Long-term investments	17,072	130,290
Other assets	12,622	2,181

	$1,194,629	$1,070,232

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	DECEMBER 31,
	2007	2006
Liabilities
Current liabilities:
Accounts payable	$34,891	$47,513
Current portion of contingent convertible senior notes	283,910	169,155
Income taxes payable	7,734	11,346
Deferred tax liabilities, net	11,684	946

Other current liabilities	56,781	47,803

Total current liabilities	395,000	276,763

Long-term liabilities:
Contingent convertible senior notes	169,145	283,910
Deferred revenue	6,667	—
Other liabilities	1,862	—

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 69,005,019, and 68,044,363 at December 31, 2007 and 2006, respectively	965	952

Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—

Additional paid-in capital	641,907	598,435
Accumulated other comprehensive income	2,221	537
Accumulated earnings	319,872	252,431
Less: Treasury stock, 12,656,503 and 12,650,233 shares at cost at December 31, 2007 and 2006, respectively	(343,010)	(342,796)

Total stockholders’ equity	621,955	509,559

	$1,194,629	$1,070,232

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			SIX MONTHS ENDED		YEAR ENDED
	YEARS ENDED DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
				(UNAUDITED)
Net product revenues	$449,125	$333,625	$155,569	$146,999	$305,114
Net contract revenues	15,526	15,617	8,385	34,168	71,785

Net revenues	464,651	349,242	163,954	181,167	376,899

Cost of product revenues (1)	50,968	41,741	24,111	27,270	55,447

Gross profit	413,683	307,501	139,843	153,897	321,452

Operating expenses:
Selling, general and administrative (2)	247,917	206,822	80,189	65,736	135,154
Impairment of intangible assets	4,067	52,586	9,171	—	—
Research and development (3)	39,428	161,837	22,367	45,140	65,676
Depreciation and amortization	24,548	23,048	12,420	10,222	22,350

Operating income (loss)	97,723	(136,792)	15,696	32,799	98,272

Other income, net	—	—	59,801	—	—
Interest and investment income	38,390	30,787	10,059	5,076	11,470
Interest expense	(10,018)	(10,640)	(5,333)	(5,324)	(10,640)

Income (loss) before income tax	126,095	(116,645)	80,223	32,551	99,102

Income tax expense (benefit)	51,044	(40,796)	30,502	11,328	34,112

Net income (loss)	$75,051	$(75,849)	$49,721	$21,223	$64,990

Basic net income (loss) per share	$1.34	$(1.39)	$0.92	$0.38	$1.18

Diluted net income (loss) per share	$1.14	$(1.39)	$0.76	$0.34	$1.01

Cash dividend declared per common share	$0.12	$0.12	$0.06	$0.06	$0.12

Basic common shares outstanding	55,988	54,688	54,323	55,972	55,196

Diluted common shares outstanding	71,246	54,688	69,772	72,160	70,909

(1) amounts exclude amortization of intangible assets related to acquired products	$21,606	$20,017	$10,899	$8,933	$19,620
(2) amounts include share-based compensation expense	$21,031	$24,453	$13,947	$258	$515
(3) amounts include share-based compensation expense	$112	$1,626	$1,000	$—	$—
See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2004	65,419	$916	758	$10
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—
Comprehensive income
Conversion of Class B common stock to Class A common stock	758	10	(758)	(10)
Conversion of contingent convertible senior notes	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation, net of award reacquisitions	18	—	—	—
Amortization of deferred compensation, net of award reacquisitions	—	—	—	—
Exercise of stock options	812	12	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2005	67,007	938	—	—
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—

Net unrealized gains on foreign currency translation	—	—	—	—

Comprehensive income
Adjustment for adoption of SFAS No. 123(R)	—	—	—	—
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—

Restricted shares issued for deferred compensation	27	—	—	—
Exercise of stock options	18	—	—	—

Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2005	67,052	938	—	—
See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other			Treasury
Paid-In	Comprehensive	Deferred	Accumulated	Stock
Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total
$517,468	$(1,020)	$(1,212)	$230,049	(8,682)	$(190,908)	$555,303
—	—	—	64,990	—	—	64,990
—	(75)	—	—	—	—	(75)
—	489	—	—	—	—	489

						65,404
2	—	—	—	—	—	2
—	—	—	(6,565)	—	—	(6,565)
298	—	—	—	(18)	(298)	—
—	—	515	—	—	—	515
16,571	—	—	—	—	—	16,583
5,104	—	—	—	—	—	5,104
—	—	—	—	(3,920)	(150,000)	(150,000)

539,443	(606)	(697)	288,474	(12,620)	(341,206)	486,346
—	—	—	49,721	—	—	49,721
—	636	—	—	—	—	636
—	349	—	—	—	—	349

						50,706

827	—	697	—	—	(1,524)	—
14,947	—	—	—	—	—	14,947
—	—	—	(3,301)	—	—	(3,301)

—	—	—	—	(27)	—	—
430	—	—	—	—	—	430

(5,641)	—	—	—	—	—	(5,641)

550,006	379	—	334,894	(12,647)	(342,730)	543,487

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	67,052	$938	—	$—
Comprehensive income:
Comprehensive income:
Net loss	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—
Comprehensive loss
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	24	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	968	14	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2006	68,044	952	—	—

Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—

Comprehensive income
Adjustment for adoption of FIN 48	—	—	—	—
Share-based compensation	—	—	—	—

Dividends declared	—	—	—	—

Restricted shares issued for deferred compensation	37	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	924	13	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2007	69,005	$965	—	$—

See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other			Treasury
Paid-In	Comprehensive	Deferred	Accumulated	Stock
Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total
$550,006	$379	$—	$334,894	(12,647)	$(342,730)	$543,487
—	—	—	(75,849)	—	—	(75,849)
—	236	—	—	—	—	236
—	(78)	—	—	—	—	(78)

						(75,691)
26,078	—	—	—	—	—	26,078
—	—	—	(6,614)	—	—	(6,614)
—	—	—	—	(3)	(66)	(66)
18,430	—	—	—	—	—	18,444
3,921	—	—	—	—	—	3,921

598,435	537	—	252,431	(12,650)	(342,796)	509,559

—	—	—	75,051	—	—	75,051
—	885	—	—	—	—	885
—	799	—	—	—	—	799

						76,735

—	—	—	(808)	—	—	(808)
21,143	—	—	—	—	—	21,143

—	—	—	(6,802)	—	—	(6,802)

—	—	—	—	(6)	(214)	(214)
19,739	—	—	—	—	—	19,752
2,590	—	—	—	—	—	2,590

$641,907	$2,221	$—	$319,872	(12,656)	$(343,010)	$621,955

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			SIX MONTHS ENDED		YEAR ENDED
	YEARS ENDED DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
				(UNAUDITED)
Operating Activities:
Net income (loss)	$75,051	$(75,849)	$49,721	$21,223	$64,990
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,548	23,048	12,420	10,222	22,350
Amortization of deferred financing fees	1,519	2,144	1,072	1,072	2,143
Impairment of intangible assets	4,067	52,586	9,171	—	—
Loss on disposal of property and equipment	19	449	34	39	52
Loss on sale of product rights	259	—	—	—	—
(Gain) loss on sale of available-for-sale investments	(105)	(421)	599	103	882
Write-off of Inamed transaction costs	—	—	14,042	—	—
Share-based compensation expense	21,143	26,079	14,947	258	515
Deferred income tax expense (benefit)	16,527	(60,122)	1,849	(3,060)	5,369
Tax benefit from exercise of stock options and vesting of restricted stock awards	2,590	3,921	—	5,058	5,104
Excess tax benefits from share-based payment arrangements	(1,494)	(2,166)	(73)	—	—
(Decrease) increase in provision for doubtful accounts and returns	(26,785)	19,282	(913)	3,100	3,118
(Amortization) accretion of (discount)/premium on investments	(3,369)	(2,159)	(418)	5,010	6,528
Changes in operating assets and liabilities:
Accounts receivable	50,777	(8,955)	1,436	(957)	(2,480)
Inventories	(2,957)	(7,940)	1,625	2,621	(1,160)
Other current assets	(2,060)	(3,749)	4,194	(1,942)	1,886
Accounts payable	(12,622)	(10,195)	27,220	4,557	15,580
Income taxes payable	(4,420)	(20,175)	17,255	5,974	9,524
Other current liabilities	7,727	23,259	(6,191)	(7,813)	(4,420)
Other liabilities	8,529	—	—	—	—

Net cash provided by (used in) operating activities	158,944	(40,963)	147,990	45,465	129,981

Investing Activities:
Purchase of property and equipment	(10,020)	(4,450)	(748)	(1,829)	(2,913)
Equity investment in an unconsolidated entity	(11,957)	—	—	—	—
Payment of direct merger costs	—	(27,420)	(5,811)	(129)	(7,454)
Payments for purchase of product rights	(30,394)	(2,164)	(481)	(3,085)	(3,296)
Proceeds from sale of product rights	1,000	—	—	—	—
Purchase of available-for-sale investments	(741,075)	(822,512)	(203,247)	(440,602)	(762,561)
Sale of available-for-sale investments	291,804	349,034	159,597	489,352	846,143
Maturity of available-for-sale investments	231,156	290,597	174,355	32,451	70,568

Net cash (used in) provided by investing activities Activities	(269,486)	(216,915)	123,665	76,158	140,487

Financing Activities:
Payment of financing costs	—	—	—	(6)	(6)
Payment of dividends	(6,771)	(6,581)	(3,295)	(3,115)	(6,370)
Payment of contingent convertible senior notes	(5)	—	—	—	—
Purchase of treasury stock	—	—	—	(150,000)	(150,000)
Excess tax benefits from share-based payment arrangements	1,494	2,166	73	—	—
Proceeds from the exercise of stock options	19,752	18,693	430	15,674	16,583

Net cash provided by (used in) financing activities	14,470	14,278	(2,792)	(137,447)	(139,793)

Effect of exchange rate on cash and cash equivalents	799	(78)	349	724	489

Net (decrease) increase in cash and cash equivalents	(95,273)	(243,678)	269,212	(15,100)	131,164
Cash and cash equivalents at beginning of period	203,319	446,997	177,785	46,621	46,621

Cash and cash equivalents at end of period	$108,046	$203,319	$446,997	$31,521	$177,785

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
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, skin and skin-structure infections, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 18 branded products. Its primary brands are PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS®, and ZIANA®.
     The consolidated financial statements include the accounts of Medicis and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
     Effective December 31, 2005, the Company changed its fiscal year end from June 30 to December 31. This change was made in order to align the Company’s fiscal year end with other companies within the industry. The audited calendar years January 1, 2007 to December 31, 2007 and January 1, 2006 to December 31, 2006, are referred to as “2007” and “2006,” respectively. The resulting six-month period ended December 31, 2005 may be referred to herein as the “Transition Period.” The six-month period ended December 31, 2004 is unaudited and may be referred to herein as the “comparable 2004 six months.” The Company refers to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005.”
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
     At December 31, 2007, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

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
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of December 31, 2007 and 2006, there are no costs capitalized into inventory for products that have not yet received regulatory approval.
     Inventories are as follows (amounts in thousands):

	DECEMBER 31,
	2007	2006
Raw materials	$9,002	$8,637
Finished goods	24,789	19,709
Valuation reserve	(3,818)	(1,330)

Total inventories	$29,973	$27,016

Property and Equipment
     Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following (amounts in thousands):

	DECEMBER 31,
	2007	2006
Furniture, fixtures and equipment	$19,102	$12,330
Leasehold improvements	4,082	2,203

	23,184	14,533
Less: accumulated depreciation	(9,334)	(7,957)

	$13,850	$6,576

     Total depreciation expense for property and equipment was approximately $2.7 million, $2.8 million, $1.4 million, $1.2 million (unaudited) and $2.6 million for 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, respectively.

Goodwill
     Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company is required to perform an annual impairment review, and more frequently under certain circumstances.  The goodwill is subjected to this annual impairment test typically during the last quarter of the Company’s fiscal year.  If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of income.  As of December 31, 2007, there was no impairment charge related to goodwill.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
Intangible Assets
     The Company has in the past made acquisitions of license agreements, product rights, and other identifiable intangible assets. Intangible assets subject to amortization were approximately $173.5 million and $169.2 million as of December 31, 2007 and 2006, respectively. The Company amortizes intangible assets on a straight-line basis over their expected useful lives, which range between five and 25 years. Total intangible assets as of December 31, 2007 and 2006 were as follows (dollars in thousands):

		December 31, 2007			December 31, 2006
	Weighted		Accumulated			Accumulated
	Average Life	Gross	Amortization	Net	Gross	Amortization	Net
Related to product line acquisitions	15.7	$253,791	$(87,406)	$166,385	$234,314	$(72,299)	$162,015
Related to business combinations	7.5	5,082	(3,919)	1,163	5,082	(2,996)	2,086
Patents and trademarks	18.0	7,063	(1,157)	5,906	6,052	(946)	5,106

Total intangible assets		$265,936	$(92,482)	$173,454	$245,448	$(76,241)	$169,207

     Total amortization expense was approximately $21.8 million, $20.2 million, $11.0 million, $9.0 million (unaudited) and $19.8 million for 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, respectively. Based on the intangible assets recorded at December 31, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: approximately $21.3 million for the year ended December 31, 2008, approximately $18.6 million for the year ended December 31, 2009, and approximately $15.9 million for the years ended December 31, 2010, 2011 and 2012.
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
     In addition, as a result of the impairment analysis, the remaining amortizable life of the intangible asset related to OMNICEF® was reduced to two years. The intangible asset related to OMNICEF® will be fully amortized by June 30, 2009. The net impact on amortization expense as a result of the write-down of the carrying value of the intangible asset and the reduction of its amortizable life is a decrease in quarterly amortization expense of approximately $126,000.
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
Deferred Financing Costs
     Deferred financing costs represent fees and other costs incurred in connection with the June 2002 issuance of the 2.5% Contingent Convertible Senior Notes Due 2032 and the August 2003 issuance of the 1.5% Contingent Convertible Senior Notes Due 2033. These costs are being amortized as interest expense on a basis that approximates the effective interest method over the five-year period that ends on the initial Put date of the Notes. Accumulated amortization amounted to approximately $10.0 million, with approximately $0.7 million remaining to be amortized as of December 31, 2007.

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
Consumer Rebates and Loyalty Programs
     Consumer rebate and loyalty programs are contractual discounts and incentives offered to consumers at the time prescriptions are dispensed, subject to various conditions. The accruals for consumer rebates are estimated for inventory in the distribution channel and prescriptions filled using estimated redemption rates and average rebate amounts based on historical and other relevant data.  The Company estimates its accruals for loyalty programs based on an estimate of eligible procedures based on historical and other relevant data.
Other Current Liabilities
     Other current liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2007	2006
Accrued incentives	$15,324	$13,479
Managed care and Medicaid reserves	6,349	7,111
Legal reserves	350	10,500
Accrued consumer rebate and loyalty programs	16,016	5,645
Deferred revenue	2,993	258
Other accrued expenses	15,749	10,810

	$56,781	$47,803

Revenue Recognition
     Revenue from product sales is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for estimates for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and consumer rebates and loyalty programs are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by the Company’s management as its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. The Company’s estimates of inventory in the distribution channel are based on historical shipment and return information from its accounting records and data on prescriptions filled, which the Company purchases from one of the leading providers of prescription-based information. The Company also utilizes projected prescription demand for its products, as well as, written and oral information obtained from certain wholesalers with respect to their inventory levels and the Company’s internal information. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer.
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
Advertising
     The Company expenses advertising as incurred. Advertising expenses for 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005 were approximately $47.9 million, $34.6 million, $12.9 million, $13.3 million (unaudited) and $24.2 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.
Share-Based Compensation
     At December 31, 2007, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. At the Company’s 2007 Annual Meeting of Shareholders held on May 22, 2007, the stockholders of the Company approved an amendment to the 2006 Incentive Award Plan, increasing the number of shares of common stock reserved for issuance under the plan by 2,500,000 shares. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2007, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to December 31, 2007, was approximately $17.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.
     A summary of stock option activity within the Company’s stock-based compensation plans and changes for 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2006	12,989,011	$27.63

Granted	119,553	$33.75
Exercised	(891,739)	$20.65
Terminated/expired	(549,870)	$32.70

Balance at December 31, 2007	11,666,955	$27.99	4.69	$24,241,643

     The intrinsic value of options exercised during 2007 was $10,800,923. Options exercisable under the Company’s share-based compensation plans at December 31, 2007 were 9,325,143, with an average exercise price of $26.40, an average remaining contractual term of 4.3 years, and an aggregate intrinsic value of $24,126,379.

     A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of December 31, 2007, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	10,784,370	$28.23	4.8	$21,333,338
Exercisable	8,530,424	$26.62	4.4	$21,218,606
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Expected dividend yield	0.4%	0.4%	0.4%
Expected stock price volatility	0.35	0.36	0.36
Risk-free interest rate	4.5% to 4.8%	4.5% to 4.6%	4.1% to 4.2%
Expected life of options	7 Years	7 Years	6 to 8 Years

	Six Months Ended	Year Ended
	December 31, 2004	June 30, 2005
	(UNAUDITED)
Expected dividend yield	0.3%	0.3%
Expected stock price volatility	0.44	0.44
Risk-free interest rate	3.6%	3.6%
Expected life of options	5 Years	5 Years
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
     The weighted average fair value of stock options granted during 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005 was $14.98, $14.00, $14.15, $16.08 (unaudited) and $11.66, respectively.

     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

	6 Months	12 Months
	Ended	Ended
	December 31, 2004	June 30, 2005
	(UNAUDITED)
Net income, as reported	$21,223	$64,990
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,195	21,813

Pro-forma net income	$11,028	$43,177

Net income per common share:
Basic, as reported	$0.38	$1.18
Basic, pro forma	$0.20	$0.78
Diluted, as reported	$0.34	$1.01
Diluted, pro forma	$0.20	$0.70
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During 2007, 334,179 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005 was approximately $3.7 million, $2.0 million, $0.7 million, $0.3 million (unaudited) and $0.5 million, respectively. As of December 31, 2007, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2007, was approximately $12.9 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.8 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for 2007 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2006	295,579	$29.98

Granted	334,179	$33.39
Vested	(42,657)	$30.37
Forfeited	(34,332)	$32.29

Nonvested at December 31, 2007	552,769	$31.87

     The total fair value of restricted shares vested during 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005 was $1.3 million, $1.8 million, $0.6 million, $0.4 million (unaudited) and $0.4 million, respectively. No restricted shares vested during fiscal 2004.
     See Note 19 for further discussion of the Company’s share-based employee compensation plans.

Shipping and Handling Costs
     Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005 were approximately $2.8 million, $2.4 million, $1.4 million, $1.6 million (unaudited) and $3.1 million, respectively.
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
     The Company’s policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there is already an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) approval related directly to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset. If the Company acquires product rights which are in the development phase and to which the Company has no assurance that the third party will successfully complete its development milestones, the Company expenses such payments.
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions it uses to estimate its annual effective tax rate, including factors such as its mix of pre-tax earnings in the various tax jurisdictions in which it operates, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating losses and credit carryforwards. The Company records valuation allowances against its deferred tax assets to reduce the net carrying value to amounts that management believes is more likely than not to be realized.
Legal Contingencies
     In the ordinary course of business, the Company is involved in legal proceedings involving regulatory inquiries, contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims, beyond what the Company has already accrued for, will have a material adverse effect on its results of operations or financial condition. See Note 15 for further discussion.
Foreign Currency Translations
     The U.S. Dollar is the functional currency of all our foreign subsidiaries. The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Total accumulated gains from foreign currency translation, included in accumulated other comprehensive income at December 31, 2007 was approximately $1.5 million. The effect on the consolidated statements of operations of transaction gains and losses is not material for all years presented.
Earnings Per Common Share
     Basic and diluted earnings per common share are calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Because the Company has Contingently Convertible Debt (see Note 14), diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net income per common share is calculated by adjusting net income for tax-effected net interest and issue costs on the Contingent Convertible Debt, divided by the weighted average number of common shares outstanding assuming conversion. The Company adopted EITF 04-8 during fiscal 2005, and all earnings per share amounts reflect the adoption of EITF 04-8.
Use of Estimates and Risks and Uncertainties
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the assessment of recoverability of long-lived assets and goodwill; the recognition and measurement of current and deferred income tax assets and liabilities; and the reductions to revenue recorded at the time of sale for various items, including sales returns. The actual results experienced by the Company may differ from management’s estimates.
     The Company purchases its inventory from third party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.
Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. Long-term investments are carried at fair value based on market quotations. The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end. The fair market value of the Company’s long-term debt approximates $453.2 million at December 31, 2007.
Supplemental Disclosure of Cash Flow Information
     During 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, the Company made interest payments of $8.5 million, $8.5 million, $4.2 million, $4.2 million (unaudited) and $8.5 million, respectively.
Reclassifications
     Certain prior year amounts have been reclassified to conform with the current year presentation.
Recent Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN No. 48 provides guidance for the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of approximately $808,000, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 16 for more information on income taxes.

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
     In June 2007, the EITF reached a consensus on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. The Company does not expect EITF 07-03 to have a material impact on the Company’s consolidated results of operations and financial condition upon adoption.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating SFAS No. 141R and its impact, if any, on the Company’s consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating SFAS No. 160 and its impact, if any, on our consolidated results of operations and financial condition.
     In December 2007, the EITF reached a consensus on EITF 07-01, Accounting for Collaborative Agreements. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating EITF 07-01 and its impact, if any, on our consolidated results of operations and financial condition.
NOTE 3. CHANGE IN ESTIMATE
     During the three months ended December 31, 2006, the Company experienced a decline in demand for certain of its products, primarily VANOS®. As a result, the Company increased the sales returns reserves by approximately $8.9 million during the three months ended December 31, 2006, specifically related to VANOS®. The effect of this change on the net loss for 2006 was to increase the net loss by approximately $5.8 million or $0.11 per common share.
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
NOTE 4. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION® SOLODYN®, TRIAZ® and ZIANA®. The non-acne dermatological product lines include LOPROX®, OMNICEF®, PERLANE®, RESTYLANE® and VANOS®. The non-dermatological product lines include AMMONUL®, and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
     The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists, podiatrists and plastic surgeons. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies and others. Currently, all products are sold primarily to wholesalers and retail chain drug stores. Prior to October 2006, BUPHENYL® was primarily sold directly to hospitals and pharmacies. During 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, two wholesalers accounted for the following portions of the Company’s net revenues:

	YEARS ENDED		SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
				(Unaudited)
McKesson	52.2%	56.8%	54.9%	50.8%	51.2%
Cardinal	16.9%	19.3%	18.9%	19.7%	21.8%
     McKesson is the sole distributor for the Company’s PERLANE® and RESTYLANE® products in the U.S. and Canada.

     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	YEARS ENDED		SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
				(Unaudited)
Acne and acne-related dermatological products	$246,396	$158,250	$46,053	$59,501	$111,242
Non-acne dermatological products	178,560	157,958	96,524	80,459	177,570
Non-dermatological products	39,695	33,035	21,377	41,207	88,087

Total net revenues	$464,651	$349,243	$163,954	$181,167	$376,899

	YEARS ENDED		SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
				(Unaudited)
Acne and acne-related dermatological products	53%	45%	28%	33%	30%
Non-acne dermatological products	38	45	59	44	47
Non-dermatological products	9	10	13	23	23

Total net revenues	100%	100%	100%	100%	100%

NOTE 5. STRATEGIC COLLABORATIONS
     On October 9, 2007, the Company entered into a development and license agreement with an Israeli company for the development of a dermatologic product. Under terms of the agreement, the Company made an initial payment of $1.5 million upon execution of the agreement. In addition, the Company will be required to pay $18.0 million upon successful completion of certain clinical milestones and $5.2 million upon the first commercial sales of the product in the U.S. The Company will also make royalty payments based on net sales as defined in the license. The $1.5 million payment was recognized as a charge to research and development expense during 2007.
     On June 19, 2006, the Company entered into an exclusive start-up development agreement with a German company for the development of a dermatologic product. Under terms of the agreement, the Company made an initial payment of $1.0 million upon signing of the contract. The Company will be required to pay a milestone payment of $3.0 million upon execution of a development and license agreement between the parties. In addition, Medicis will pay approximately $16.0 million upon successful completion of certain clinical milestones and approximately $12.0 million upon the first commercial sales of the product in the U.S. The Company will also make additional milestone payments upon the achievement of certain commercial milestones. The $1.0 million payment was recognized as a charge to research and development expense during 2006.
     On September 26, 2002, the Company entered into an exclusive license and development agreement with Dow Pharmaceutical Sciences, Inc. (“Dow”) for the development and commercialization of a patented dermatologic product. Under terms of the agreement, as amended, the Company made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, a development milestone payment of $2.4 million to Dow during fiscal 2004, and development milestone payments totaling $11.9 million during the Transition Period. These payments were recorded as charges to research and development expense in the periods in which the milestones were achieved. During the quarter ended December 31, 2006, the product, ZIANA®, was approved by the FDA, and in accordance with the agreement between the parties, the Company made an additional payment of $1.0 million to Dow for the achievement of this milestone. The $1.0 million payment was recorded as a long-lived asset in the Company’s consolidated balance sheets. The license and development agreement included a one-time milestone payment of $1.0 million payable to Dow the first time the product achieved a specific commercialization milestone during a 12-month period ending on the anniversary of the product’s launch date. This milestone was achieved during the three months ended June 30, 2007, and the $1.0 million milestone payment was accrued for as of June 30, 2007 and recorded as an addition to intangible assets in the Company’s consolidated balance sheets. In accordance with the agreement, the milestone is payable during the three months ended March 31, 2008.
     On June 26, 2002, the Company entered into an exclusive strategic alliance with AAIPharma, Inc. (“AAIPharma”) for the development, commercialization and license of a key dermatologic product. The Company made an initial payment of $7.7 million to AAIPharma during fiscal 2002, a development milestone payment of $6.0 million during fiscal 2003, and had potential additional payments to be made to AAIPharma upon the successful completion of various development milestones. The $7.7 million initial payment and the $6.0 million development milestone payment were recorded as charges to research and development expense during fiscal 2002 and fiscal 2003, respectively. On January 28, 2005, the Company amended its strategic alliance with AAIPharma. The consummation of the amendment did not affect the timing of the development project. The amendment allowed for the immediate transfer of the work product as defined under the agreement, as well as the product’s management and development, to the Company, and provided that AAIPharma would continue to assist the Company with the development of the product on a fee for services basis. The Company had no financial obligations to pay AAIPharma on the attainment of additional clinical milestones, but incurred approximately $8.3 million as a charge to research and development expense during the third quarter of fiscal 2005, as part of the amendment and the assumption of all liabilities associated with the project. The product, SOLODYN®, was approved by the FDA on May 8, 2006.
     In addition to the amendment, the Company entered into a supply agreement with AAIPharma for the manufacture of the product by AAIPharma. The Company has the right to qualify an alternate manufacturing facility, and AAIPharma agreed to assist the Company in obtaining these qualifications. Upon the approval of the alternate facility and approval of the product, the Company will pay AAIPharma approximately $1.0 million.
     On December 13, 2004, the Company entered into an exclusive development and license agreement and other ancillary agreements with Ansata Therapeutics, Inc. (“Ansata”). The development and license agreement granted the Company the exclusive, worldwide rights to Ansata’s early stage, proprietary antimicrobial peptide technology. In accordance with the development and license agreement, the Company paid $5 million upon signing of the contract, and would have been required to make additional payments for the achievement of certain development milestones. In June 2006, the development project was terminated. The Company has no current or future obligations related to this project. The initial $5 million payment was recorded as a charge to research and development expense during the second quarter of fiscal 2005. The Company also incurred approximately $0.5 million of professional fees related to the completion of the agreements, which was included in selling, general and administrative expenses during the second quarter of fiscal 2005.
     On July 15, 2004, the Company entered into an exclusive license agreement and other ancillary documents with Q-Med to market, distribute, sell and commercialize in the United States and Canada Q-Med’s product currently known as SubQTM. Q-Med has the exclusive right to manufacture SubQTM for the Company. SubQTM is currently not approved for use in the United States. Under terms of the license agreement, Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, licenses SubQTM for approximately $80 million, due as follows: approximately $30 million on July 15, 2004, which was recorded as a charge to research and development expense during the first quarter of fiscal 2005; approximately $10 million upon completion of certain clinical milestones; approximately $20 million upon satisfaction of certain defined regulatory milestones; and approximately $20 million upon U.S. launch of SubQTM. In addition, the Company incurred approximately $0.7 million of professional fees related to the completion of the agreements during the first quarter of fiscal 2005, which was included in selling, general and administrative expenses. The Company also will make additional milestone payments to Q-Med upon the achievement of certain commercial milestones. No milestones have been achieved or paid, beyond the original $30 million payment made on July 15, 2004, since the inception of the agreement.
NOTE 6. INVESTMENT IN REVANCE
     On December 11, 2007, the Company announced a strategic collaboration with Revance Therapeutics, Inc. (“Revance”), a privately-held, venture-backed development-stage entity, whereby the Company made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon the Company’s exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for the

Company’s $20.0 million payment, the Company received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis and the option to acquire Revance or to license the product under development. The $20.0 million is expected to be used by Revance primarily for the development of the new product. $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and is included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and is included in research and development expense for the three months ended December 31, 2007.
     Prior to the exercise of the option, Revance will remain primarily responsible for the worldwide development of Revance’s topical botulinum toxin type A product in consultation with the Company in North America. The Company will assume primary responsibility for the development of the product should consummation of either a merger or a license for topically delivered botulinum toxin type A in North America be completed under the terms of the option. Revance will have sole responsibility for manufacturing the development product and manufacturing the product during commercialization worldwide. The Company’s right to exercise the option is triggered upon Revance’s successful completion of certain regulatory milestones through the end of Phase 2 testing in the United States. A license would contain a payment upon exercise of the license option, milestone payments related to clinical, regulatory and commercial achievements, and royalties based on sales defined in the license. If the Company elects to exercise the option, the financial terms for the acquisition or license will be determined through an independent valuation in accordance with specified methodologies.
     On a going-forward basis, in the absence of quantitative valuation metrics, such as a recent financing round, the Company will estimate the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date. The amount that will be expensed periodically is uncertain due to the timing of expenditures for research and development, and the charges will not be immediately, if ever, deductible for income tax purposes and will increase the Company’s effective tax rate. Further equity investments, if any, will also be subject to the same accounting treatment as the Company’s original equity investment.
     A business entity is subject to the consolidation rules of FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) and is referred to as a variable interest entity if it lacks sufficient equity to finance its activities without additional financial support from other parties or its equity holders lack adequate decision making ability based on criteria set forth in FIN 46. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which a company has a significant variable interest. The Company has determined that Revance is a variable interest entity and that the Company is not the primary beneficiary, and therefore the Company’s equity investment in Revance currently does not require the Company to consolidate Revance into its financial statements. The consolidation status could change in the future, however, depending on changes in the Company’s relationship with Revance.
NOTE 7. STRATEGIC COLLABORATION WITH HYPERION
     On August 28, 2007, the Company, through its wholly-owned subsidiary Ucyclyd Pharma, Inc. (“Ucyclyd”), announced a strategic collaboration with Hyperion Therapeutics, Inc. (“Hyperion”) whereby Hyperion will be responsible for the ongoing research and development of a compound referred to as GT4P for the treatment of Urea Cycle Disorder, Hepatic Encephalopathies and other indications, and additional indications for AMMONUL®. Under terms of the Collaboration Agreement between Ucyclyd and Hyperion, dated as of August 23, 2007, Hyperion made an initial non-refundable payment of $10.0 million to the Company for the rights and licenses granted to Hyperion in the agreement. In accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and SAB 104, “Revenue Recognition in Financial Statements,” this $10.0 million payment was recorded as deferred revenue and is being recognized on a ratable basis over a period of four years. The Company recognized approximately $0.8 million of contract revenue during 2007 related to this transaction. In addition, if certain specified conditions are satisfied relating to the Ucyclyd development projects, then Hyperion will have certain purchase rights with respect to the Ucyclyd development products, as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that would be granted to Hyperion upon exercise of the purchase rights.
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
NOTE 8. DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN TYPE A PRODUCT KNOWN AS RELOXIN®
     On March 17, 2006, the Company entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen, S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan. Medicis made an initial payment to Ipsen in the amount of $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan.
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
     Medicis will pay an additional $26.5 million upon successful completion of various clinical and regulatory milestones (including $25.0 million upon the FDA’s acceptance of the Company’s Biologics License Application (“BLA”) for RELOXIN®), $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to Medicis for the term of the agreement, which extends to December 2036. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. Under the terms of the agreement, Medicis is responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan.
     On January 30, 2008, the Company received a letter from the FDA stating that, upon a preliminary review of the Company’s BLA for RELOXIN®, the FDA has determined not to accept the BLA for filing because it is not sufficiently complete to permit a substantive review. While the Company is uncertain of the impact at this time, the FDA’s determination not to accept the BLA may result in delays in the FDA’s substantive response to the BLA.
NOTE 9. TERMINATION OF DEFINITIVE MERGER AGREEMENT WITH INAMED CORPORATION
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
NOTE 10. LICENSE OF ORAPRED® TO BIOMARIN
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
     Under terms of the original agreements, BioMarin was to make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin was also to make payments of $2.5 million per quarter for six quarters beginning in July 2004 for reimbursement of certain contingent payments as discussed in Note 12. The license agreement will terminate in July 2009. At that time, based on certain conditions, BioMarin would have the option to purchase all outstanding shares of Ascent for approximately $82 million. The payment was to consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time. The Company was responsible for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin was responsible for paying the Company for finished goods inventory delivered through June 30, 2005. As a result, the Company was required to recognize the first $60 million of license payments ratably through June 30, 2005. The license payments received after June 30, 2005 and the reimbursement of contingent payments will be recognized as revenue when all four criteria of SAB 104 have been met.
     As of the closing date of the transaction, BioMarin is responsible for all marketing and promotional efforts regarding the sale of ORAPRED®. As a result, Medicis no longer advertises and promotes any oral liquid prednisolone sodium phosphate solution product or any related line extension. During the term of the license agreement, Medicis will maintain ownership of the intellectual property and, consequently, will continue to amortize the related intangible assets. Payments received from BioMarin under the license agreement will be treated as contract revenue, which is included in net revenues in the consolidated statements of operations.
     On January 12, 2005, BioMarin and the Company entered into amendments to the Securities Purchase Agreement and License Agreement entered into on May 18, 2004, a Convertible Promissory Note (the “Convertible Note”) and a Settlement and Mutual Release Agreement (collectively the “Agreements”). Under the terms of the Agreements, transaction payments from BioMarin to Medicis previously totaling $175 million were reduced to $159 million. Beginning with license payments relating to ORAPRED® to be made by BioMarin after July 2005, license payments totaling $93 million were reduced pro rata to $88.4 million. Consideration to be received by Medicis from BioMarin in 2009 for the option relating to the purchase of all outstanding shares of Ascent Pediatrics were reduced from $82 million to $70.6 million. Should BioMarin be unable or unwilling to make the required payments, the Company may be required to record an impairment of the related Ascent goodwill. Medicis took full financial responsibility for contingent payments due to former Ascent Pediatric shareholders without the $5 million in offset payments that would have been paid by BioMarin to Medicis after July 1, 2005. Contingent payments are due to former Ascent Pediatric shareholders from Medicis only if revenue from Ascent Pediatric products exceeds certain thresholds. In addition, Medicis reimbursed BioMarin for actual returns, up to certain agreed-upon limits, of ORAPRED® finished goods received by BioMarin during the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.
     Additionally, per the terms of the Agreements, Medicis has made available to BioMarin the ability to draw down on a Convertible Note up to $25 million beginning July 1, 2005. The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. No monies have been advanced to-date. In conjunction with the Agreements, BioMarin and Medicis entered into a settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by the parties other than certain continuing obligations in accordance with the terms of the parties’ agreements. As of December 31, 2007, BioMarin had paid $88.9 million to Medicis under the license agreement, which represents all scheduled payments due through that date under the license agreement.
NOTE 11. ACQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP
     On March 10, 2003, Medicis acquired all outstanding shares of HA North American Sales AB from Q-Med AB, a Swedish biotechnology/medical device company and its affiliates, collectively Q-Med. HA North American Sales AB holds a license for the exclusive U.S. and Canadian rights to market, distribute and commercialize the dermal restorative product lines known as RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™. RESTYLANE® and PERLANE® have been approved by the FDA for use in the U.S. RESTYLANE®, PERLANE® and RESTYLANE FINE LINES™ have been approved for use in Canada. Under terms of the agreements, a wholly owned subsidiary of Medicis acquired all outstanding shares of HA North American Sales AB for total consideration of approximately $160.0 million, payable upon the successful completion of certain milestones or events. Medicis paid $58.2 million upon closing of the transaction, $53.3 million in December 2003 upon FDA approval of RESTYLANE®, $19.4 million in May 2004 upon certain cumulative commercial milestones being achieved and $29.1 million in May 2007 upon FDA approval of PERLANE®. Payments and costs related to this acquisition are capitalized as an intangible asset and are being amortized on a straight-line basis over their useful lives. The intangible asset will be fully amortized in the first quarter of 2018.
NOTE 12. MERGER OF ASCENT PEDIATRICS, INC.
     As part of its merger with Ascent Pediatrics, Inc. (“Ascent”), which was completed in November 2001, the Company was required to make contingent purchase price payments (“Contingent Payments”) for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products for each twelve month period through November 15, 2006, subject to certain deductions and set-offs. Payment of the contingent portion of the purchase price was withheld pending the final outcome of a litigation matter. The Company distributed the accumulated $27.4 million in Contingent Payments, representing the first four years’ Contingent Payments, to the former shareholders of Ascent during the three months ended March 31, 2006, as the pending litigation matter was settled in Medicis’ favor. In addition, the Company settled an additional dispute during May 2006, which was initiated in March 2006, relating to the concluded lawsuit. The resulting $1.8 million settlement was recognized as a charge to selling, general and administrative expense during the three months ended March 31, 2006. For the fifth and final twelve month period ended November 30, 2006, sales threshold milestones were not met and no additional Contingent Payment became payable.
NOTE 13. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s short-term and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist primarily of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At December 31, 2007, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $686.6 million and $17.1 million, respectively.

     Available-for-sale securities consist of the following at December 31, 2007 and 2006 (amounts in thousands):

	DECEMBER 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate notes and bonds	$283,248	$498	$(624)	$283,122
Federal agency notes and bonds	206,308	968	—	207,276
Auction rate floating securities	101,649	1	—	101,650
Asset-backed securities	76,936	399	(83)	77,252
Commercial paper	34,409	3	(6)	34,406

Total securities	$702,550	$1,869	$(713)	$703,706

	DECEMBER 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate notes and bonds	$165,993	$32	$(168)	$165,857
Federal agency notes and bonds	219,067	49	(134)	218,982
Auction rate floating securities	37,850	—	—	37,850
Asset-backed securities	48,726	27	(37)	48,716
Commercial paper	9,828	—	(1)	9,827

Total securities	$481,464	$108	$(340)	$481,232

     During 2007, 2006, the Transition Period, the comparable six month period in 2004 and fiscal 2005, the gross realized gains on sales of available-for-sale securities totaled $104,777, $430,122, $658, $217,361 (unaudited) and $231,766, respectively, and the gross realized losses totaled $0, $8,547, $599,200, $320,382 (unaudited) and $1,117,366, respectively. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during 2007, 2006, the Transition Period, the comparable six month period in 2004 and fiscal 2005 on available-for-sale securities included in stockholders’ equity totaled $884,854, $235,718, $636,777, $(107,204) (unaudited) and $(75,721), respectively. The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2007, by maturity, are shown below (amounts in thousands).

	DECEMBER 31, 2007
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$409,569	$409,543
Due after one year through five years	191,332	192,513
Due after five years through 10 years	—	—
Due after 10 years	101,649	101,650

	$702,550	$703,706

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At December 31, 2007, approximately $17.1 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and it is management’s intent to hold these investments until recovery of fair value, which may be maturity.
     As of December 31, 2007, the Company’s short-term investments included $101.7 million of auction rate floating securities. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During February 2008 the Company was informed that there was insufficient demand at auction for approximately $43.6 million of the Company’s auction rate floating securities. As a result, these affected auction rate floating securities are now not considered liquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The negative credit markets may affect the Company’s other auction rate floating securities as they cycle through the auction process. The Company may not be able to make the securities liquid until a future auction on these investments is successful. At this time, the Company has not obtained sufficient evidence to conclude that the fair value of these auction rate floating securities is less than their carrying value or that they will not be settled in the short-term, although the market for these investments is currently uncertain. All of the Company’s auction rate floating securities held as of December 31, 2007 successfully re-set at auction at the first auction interval subsequent to December 31, 2007, and the Company subsequently liquidated approximately $56.8 million of its auction rate floating securities at par. As of February 26, 2008, the Company had approximately $44.9 million of auction rate floating securities.
     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Corporate notes and bonds	$114,905	$615	$17,471	$8
Federal agency notes and bonds	—	—	—	—
Auction rate floating securities	—	—	—	—
Asset-backed securities	6,294	83	309	1
Commercial paper	25,252	6	—	—

Total securities	$146,451	$704	$17,780	$9

     The unrealized losses on the Company’s investments were caused primarily by interest rate increases. It is expected that the investments will not be settled at a price less than the amortized cost. Because the Company has the ability, and intent, to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2007.
NOTE 14. CONTINGENT CONVERTIBLE SENIOR NOTES
     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at December 31, 2007. The Old Notes will mature on June 4, 2032.
     The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2007, June 4, 2012 and June 4, 2017, or upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Pursuant to SFAS No. 48, Classification of Obligations That Are Callable by the Creditor, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2007, June 4, 2012 and June 4, 2017. As of December 31, 2006, $169.2 million of the Old Notes and $24.0 million of deferred tax liabilities were classified as current liabilities in the Company’s consolidated balance sheets. All Old Notes for which the holders did not request to have their Old Notes repurchased by the Company were reflected in long-term liabilities at December 31, 2007.

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
     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at December 31, 2007. The New Notes mature on June 4, 2033.
     The Company may redeem some or all of the New Notes at any time on or after June 11, 2008, at a redemption price, payable in cash, of 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the New Notes may require the Company to repurchase all or a portion of their New Notes on June 4, 2008, June 4, 2013 and June 4, 2018, or upon a change in control, as defined in the indenture governing the New Notes, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Pursuant to SFAS No. 48, Classification of Obligations That Are Callable by the Creditor, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period it should be classified as a current liability. Accordingly, the outstanding balance of New Notes along with the deferred tax liability associated with the accelerated interest deductions on the New Notes will be classified as a current liability during the respective twelve months periods prior to June 4, 2008, June 4, 2013 and June 4, 2018. As of December 31, 2007, $283.9 million of the New Notes and $30.6 million of deferred tax liabilities were classified as current liabilities in the Company’s consolidated balance sheets. If all of the New Notes are put back to the Company on June 4, 2008, the Company would be required to pay $283.9 million in outstanding principal, plus accrued interest. The Company would also be required to pay the accumulated deferred tax liability related to the New Notes.
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
     Contingent interest was not payable during the initial six-month period commencing June 4, 2007, and is not payable for the six-month period commencing December 4, 2007, as the average trading price of the Old Notes did not reach certain thresholds.
     As of July 11, 2007, the closing date of the first period whereby holders had the option to require the Company to purchase their Old Notes for cash, holders of $5,000 of outstanding principal amounts of the Old Notes exercised their right to require the Company to purchase their Old Notes for cash.

     The following is a quarterly summary of whether or not the criteria for the right of conversion into shares of the Company’s Class A common stock for holders of the Old Notes and New Notes were met during 2007, 2006, the Transition Period and fiscal 2005. The right of conversion is triggered by the stock closing above $31.96 and $46.51 for the Old Notes and New Notes, respectively, on 20 of the last 30 trading days and the last trading day of a quarter. If the criteria is met, the holders of the Old Notes and New Notes have the right to convert their Old Notes and New Notes, respectively, into shares during the subsequent quarterly period.

		Outstanding		Outstanding
	Conversion	Principal Amounts	Conversion	Principal Amounts
	Eligibility	of Old Notes	Eligibility	of New Notes
	Criteria Met	Converted During	Criteria Met	Converted During
Quarter Ended	For Old Notes?	Subsequent Quarter	For New Notes?	Subsequent Quarter
December 31, 2007	No	N/A	No	N/A
September 30, 2007	No	N/A	No	N/A
June 30, 2007	No	N/A	No	N/A
March 31, 2007	No	N/A	No	N/A
December 31, 2006	Yes	$5,000	No	N/A
September 30, 2006	No	N/A	No	N/A
June 30, 2006	No	N/A	No	N/A
March 31, 2006	No	N/A	No	N/A
December 31, 2005	Yes	$—	No	N/A
September 30, 2005	Yes	$—	No	N/A
June 30, 2005	No	N/A	No	N/A
March 31, 2005	No	N/A	No	N/A
December 31, 2004	Yes	$—	No	N/A
September 30, 2004	Yes	$—	No	N/A
     At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Occupancy Arrangements
     The Company presently occupies approximately 75,000 square feet of office space in Scottsdale, Arizona, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. The lease contains certain rent escalation clauses and, upon expiration, can be renewed for two additional periods of five years each. Rent expense was approximately $2.5 million, $2.2 million, $1.2 million, $1.1 million (unaudited) and $2.3 million for 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, respectively. Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement, as extended, that expires in June 2009.
     During July 2006, the Company executed a lease agreement for new headquarter office space. The first phase is for 150,000 square feet with the right to expand. The term of the lease is twelve years. Occupancy of the new headquarter office space, which is located approximately one mile from the Company’s current headquarter office space in Scottsdale, Arizona, is expected to occur in the second quarter of 2008.
     During October 2006, the Company executed a lease agreement for additional headquarter office space to accommodate its current needs and future growth. Approximately 21,000 square feet of office space is being leased for a period of three years. Occupancy of the additional headquarter office space, which is located approximately one mile from the Company’s current headquarter office space in Scottsdale, Arizona, occurred in May 2007.

     At December 31, 2007, approximate future lease payments under the Company’s operating leases are as follows (amounts in thousands):

YEAR ENDING DECEMBER 31,
2008	$2,624
2009	5,010
2010	6,376
2011	4,324
2012	4,353
Thereafter	35,388

$58,075

Research and Development and Consulting Contracts
     The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At December 31, 2007, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.
Litigation
     On January 15, 2008, IMPAX Laboratories, Inc. filed a lawsuit against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an Abbreviated New Drug Application for a generic version of SOLODYN®.
     On April 25, 2007, the Company entered into a Settlement Agreement with the Justice Department, the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity (collectively, the “United States”) and private complainants to settle all outstanding federal and state civil suits against the Company in connection with claims related to the Company’s alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to the Company’s May 2004 disposition of its pediatric sales division (the “Settlement Agreement”). The settlement is neither an admission of liability by the Company nor a concession by the United States that its claims are not well founded. Pursuant to the Settlement Agreement, the Company agreed to pay approximately $10 million to settle the matter. Pursuant to the Settlement Agreement, the United States released the Company from the claims asserted by the United States and agreed to refrain from instituting action seeking exclusion from Medicare, Medicaid, the TRICARE Program and other federal health care programs for the alleged conduct. These releases relate solely to the allegations related to the Company and do not cover individuals. The Settlement Agreement also provides that the private complainants release the Company and its officers, directors and employees from the asserted claims, and the Company releases the United States and the private complainants from asserted claims. During 2006, the Company accrued a loss contingency of $10.2 million for this matter in connection with the possibility of additional expenses related to the settlement amount. Of this amount, $6.0 million was recorded during the three months ended March 31, 2006, $2.0 million was recorded during the three months ended June 30, 2006, and $2.2 million was recorded during the three months ended September 30, 2006. During the three months ended June 30, 2007, $5.8 million of the settlement amount was paid pursuant to the terms of the Settlement Agreement, and the remaining $4.4 million of the settlement amount was paid during the three months ended September 30, 2007. The $10.2 million is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for 2006.
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
     On or about October 12, 2006, the Company and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute the Company for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against the Company, the Company has agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. As a result of the investigation, prosecutions and other proceedings, certain past and present sales and marketing employees and officers are likely to separate from the Company and, together with the cost of their defense, fines and penalties, could have a material impact on our reputation, business and financial condition.
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
NOTE 16. INCOME TAXES
     The provision for income taxes consists of the following (amounts in thousands):

	YEARS ENDED		SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
				(Unaudited)
Current
Federal	$31,639	$14,172	$26,780	$13,392	$27,516
State	186	1,415	1,543	822	1,215
Foreign	3,194	3,870	750	110	156

	35,019	19,457	29,073	14,324	28,887

Deferred
Federal	15,552	(58,068)	1,366	(2,854)	4,456
State	473	(2,185)	45	(142)	787
Foreign	—	—	18	—	(18)

	16,025	(60,253)	1,429	(2,996)	5,225

Total	$51,044	$(40,796)	$30,502	$11,328	$34,112

     Current income tax expense does not reflect the benefit of $2.6 million, $3.9 million, $0.1 million, $5.1 million (unaudited) and $5.1 million for 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, respectively, related to the vesting of restricted stock and exercise of employee stock options recorded directly to “Additional paid-in-capital” in the Company’s consolidated statements of stockholders’ equity. During the Transition Period, the Company reduced “Additional paid-in-capital” by $5.7 million to properly record the amount of excess tax benefits attributable to the prior fiscal years.

     The reconciliations of the U.S. federal statutory rate to the combined effective tax rate used to determine income tax expense (benefit) are as follows:

					YEAR
	YEARS ENDED		SIX MONTHS ENDED		ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
				(Unaudited)
Statutory federal income tax rate	35.0%	(35.0)%	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	0.8	(1.1)	1.3	1.4	1.4
Share-based payments	0.4	1.9	1.6	—	—
Foreign taxes	1.6	2.4	—	—	—
Tax exposures reserve	(0.4)	(4.2)	1.4	—	0.1
Non-deductible items	1.2	3.2	0.6	—	1.2
Tax-exempt interest	—	—	—	(2.4)	(1.0)
Credits and other	(0.7)	(2.2)	(1.9)	0.8	(2.3)
Valuation allowance	2.6	—	—	—	—

	40.5%	(35.0)%	38.0%	34.8%	34.4%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2007		2006
	Current	Long-term	Current	Long-term
Deferred tax assets:
Net operating loss carryforwards	$—	$4,959	$—	$5,340
Reserves and liabilities	19,373	774	22,963	—
Unrealized losses on securities	—	—	84	—
Excess of net book value over tax basis of intangible assets	—	64,928	—	68,105
Share-based payment awards	—	15,946	—	10,199
Depreciation on property and equipment	—	249	—	38
Capital loss carryover	—	3,765	—	426
Charitable contributions, other	—	2,623	—	1,783

	19,373	93,244	23,047	85,891

Deferred tax liabilities:
Unrealized gains on securities	(418)	—	—	—
Bond interest	(30,639)	(30,537)	(23,993)	(20,657)

	(31,057)	(30,537)	(23,993)	(20,657)

Valuation allowance	—	(3,262)	—	—

Net deferred tax (liabilities) assets	$(11,684)	$59,445	$(946)	$65,234

     At December 31, 2007, the Company has a federal net operating loss carryforward of approximately $14.2 million, of which approximately $1.1 million will expire each year from 2008 through 2020 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s merger with Ascent during fiscal 2002. As a result of the merger and related ownership change for Ascent, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. The federal net operating loss of $14.2 million is net of the Section 382 limitation, thus representing the Company’s estimate of the net operating loss carryforward that will be realized.
     At December 31, 2007, the Company had a charitable contribution carryover of approximately $6.3 million. Approximately $2.1 million, $3.0 million and $1.2 million of the charitable contribution carryover will expire in 2008, 2011 and 2012, respectively, if not utilized. Additionally, at December 31, 2007 the Company has an unrealized tax loss of $9.3 million related to the Company’s option to acquire Revance or license Revance’s product that is under development. The Company has currently assessed that the unrealized loss would result in a capital loss carryover if realized. Due to tax limitations on the utilization of capital loss carryovers, the Company has recorded a valuation allowance of $3.3 million against the capital loss carryover at December 31, 2007.

     The Company recorded a deferred tax liability of $418,000 relating to unrealized gains on available-for-sale-securities for 2007 and recorded a deferred tax asset of approximately $84,000, $215,000, $617,000 (unaudited) and $586,000 for 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, respectively, relating to unrealized losses on available-for-sale securities presented in other comprehensive income in stockholders’ equity.
     During 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, the Company made net tax payments of $35.4 million, $35.7 million, $11.8 million, $3.1 million (unaudited) and $13.9 million, respectively.
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2004. The Internal Revenue Service has recently informed the Company that the tax return for the Transition Period ending December 31, 2005 has been selected for a limited scope examination.
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
     The Company and its consolidated subsidiaries received a final notice of proposed assessment in January 2007 from the Arizona Department of Revenue for fiscal years ended 2001 through 2004. The Company and the Arizona Department of Revenue have agreed to the resolution of certain proposed adjustments. The Company expects to pay $315,000 within the next twelve months as part of the settlement negotiation, and is included in income taxes payable in the Company’s consolidated balance sheets as of December 31, 2007.
     Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of approximately $808,000, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Balance at January 1, 2007	$3,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	200
Reductions for tax positions of prior years	(1,100)
Settlements	—
Reductions due to lapse in statute of limitations	—

Balance at December 31, 2007	$2,100

     The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the effective tax rate in a future period is $1.8 million as of January 1, 2007 and $1.4 million as of December 31, 2007.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the Transition Period ended December 31, 2005 and the years ended December 31, 2006 and 2007, the Company did not recognize a material amount in interest and penalties. The Company had approximately $200,000 and $250,000 for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.
NOTE 17. SHARE REPURCHASE PROGRAM
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

The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit is reached. As of December 31, 2007, no shares had been repurchased under this plan.
NOTE 18. DIVIDENDS DECLARED ON COMMON STOCK
     During 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, the Company paid quarterly cash dividends aggregating $6.8 million, $6.6 million, $3.3 million, $3.1 million (unaudited) and $6.4 million, respectively, on its common stock. In addition, on December 12, 2007, the Company declared a cash dividend of $0.03 per issued and outstanding share of common stock payable on January 31, 2008 to stockholders of record at the close of business on January 2, 2008. The $1.7 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2007. The Company has not adopted a dividend policy.
NOTE 19. STOCK OPTION PLANS
     As of December 31, 2007, the Company has seven active Stock Option Plans (the 2006, 2004, 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). Of these seven Plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. As of December 31, 2007, 11,666,955 options were outstanding under these Plans. Except for the 2002 Stock Option Plan, which only includes non-qualified incentive options, the Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Options are granted at the fair market value on the grant date. Options outstanding at December 31, 2007 vary in price from $10.13 to $39.04, with a weighted average exercise price of $27.99 as is set forth in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$10.13 - $11.00	657,577	1.57	$10.97	657,577	$10.97
$11.53 - $18.33	1,620,504	4.19	$17.86	1,620,504	$17.86
$18.57 - $26.90	483,333	4.27	$23.48	428,643	$23.42
$26.95 - $26.95	1,464,244	3.54	$26.95	1,464,244	$26.95
$26.98 - $27.63	1,621,594	2.61	$27.62	1,615,294	$27.63
$27.70 - $29.13	105,310	4.99	$28.34	87,130	$28.31
$29.20 - $29.20	1,998,590	5.58	$29.20	1,479,452	$29.20
$29.25 - $32.56	1,249,480	5.83	$31.57	745,281	$31.15
$32.81 - $36.06	193,553	7.80	$33.77	52,280	$33.77
$38.45 - $39.04	2,272,770	6.55	$38.49	1,174,738	$38.52

	11,666,955	4.69	$27.99	9,325,143	$26.40

     A summary of stock options granted within the Plans and related information for 2007, 2006, the Transition Period and fiscal 2005 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price
Balance at June 30, 2004	1,557,567	10,466,377	12,023,944	$23.82

Granted	—	2,795,890	2,795,890	$38.48
Exercised	(269,554)	(542,216)	(811,770)	$20.43
Terminated/expired	(62,896)	(296,790)	(359,686)	$28.82

Balance at June 30, 2005	1,225,117	12,423,261	13,648,378	$26.89

Granted	—	843,550	843,550	$32.43
Exercised	(9,552)	(8,444)	(17,996)	$23.87
Terminated/expired	(10,626)	(83,970)	(94,596)	$28.85

Balance at December 31, 2005	1,204,939	13,174,397	14,379,336	$27.21

Granted	—	91,125	91,125	$31.38
Exercised	(260,756)	(739,075)	(999,831)	$20.43
Terminated/expired	(18,394)	(463,225)	(481,619)	$30.60

Balance at December 31, 2006	925,789	12,063,222	12,989,011	$27.63

Granted	—	119,553	119,553	$33.75
Exercised	(270,194)	(621,545)	(891,739)	$20.65
Terminated/expired	(29,948)	(519,922)	(549,870)	$32.70

Balance at December 31, 2007	625,647	11,041,308	11,666,955	$27.99

NOTE 20. NET INCOME (LOSS) PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

					YEAR
	YEARS ENDED		SIX MONTHS ENDED		ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
				(Unaudited)
BASIC

Net income (loss)	$75,051	$(75,849)	$49,721	$21,223	$64,990

Weighted average number of common shares outstanding	55,988	54,688	54,323	55,972	55,196

Basic net income (loss) per common share	$1.34	$(1.39)	$0.92	$0.38	$1.18

DILUTED

Net income (loss)	$75,051	$(75,849)	$49,721	$21,223	$64,990

Add:
Tax-effected interest expense and issue costs related to Old Notes	2,950	—	1,677	1,675	3,347
Tax-effected interest expense and issue costs related to New Notes	3,357	—	1,677	1,677	3,353

Net income (loss) assuming dilution	$81,358	$(75,849)	$53,075	$24,575	$71,690

Weighted average number of common shares outstanding	55,988	54,688	54,323	55,972	55,196

Effect of dilutive securities:
Old Notes	5,823	—	5,823	5,823	5,823
New Notes	7,325	—	7,325	7,325	7,325
Stock options and restricted stock	2,110	—	2,301	3,040	2,565

Weighted average number of common shares assuming dilution	71,246	54,688	69,772	72,160	70,909

Diluted net income (loss) per common share	$1.14	$(1.39)	$0.76	$0.34	$1.01

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
     The diluted net income per common share computation for 2007 excludes 3,585,908 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
     Due to the Company’s net loss during 2006, a calculation of diluted earnings per share is not required. For 2006, potentially dilutive securities consisted of restricted stock and stock options convertible into 2,228,059 shares in the aggregate, and 5,822,894 and 7,324,819 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively.
     The diluted net income per common share computation for the Transition Period excludes 6,120,755 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
     The diluted net income per common share computation for the six months ended December 31, 2004 excludes 2,459,862 (unaudited) shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
     The dilutive net income per common share computation for fiscal 2005 excludes 2,734,600 shares of stock, respectively, which represented outstanding stock options whose exercise prices were greater than the average market price of the common shares during the period and were anti-dilutive.
NOTE 21. FINANCIAL INSTRUMENTS – CONCENTRATIONS OF CREDIT AND OTHER RISKS
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and accounts receivable.
     The Company maintains cash, cash equivalents and short-term and long-term investments primarily with two financial institutions that invest funds in short-term, interest-bearing, investment-grade, marketable securities. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables. The Company’s investment policy requires it to place its investments with high-credit quality counterparties, and requires investments in debt securities with original maturities of greater than six months to consist primarily of AAA rated financial instruments and counterparties. The Company’s investments are primarily in direct obligations of the United States government or its agencies and municipal auction-rate securities.
     At December 31, 2007 and 2006, two customers comprised approximately 93.9% and 68.5%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk exists at December 31, 2007.
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
NOTE 22. DEFINED CONTRIBUTION PLAN
     The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. Beginning in April 2002, the Company began matching employee contributions at 50% of the first 3% of basic compensation contributed by the participants, and in April 2006 increased the matching contribution to 50% of the first 6% of basic compensation contributed by the participants. During 2007, 2006, the Transition Period and fiscal 2005 the Company also made a discretionary contribution to the plan. During 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, the Company recognized expense related to matching and discretionary contributions under the Contribution Plan of $2,280,000, $1,436,000, $442,000, $162,000 (unaudited) and $803,000, respectively.

NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The tables below list the quarterly financial information for 2007 and 2006. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

	YEAR ENDED DECEMBER 31, 2007
	(FOR THE QUARTERS ENDED)
	MARCH 31, 2007 (a)	JUNE 30, 2007 (b)	SEPTEMBER 30, 2007 (c)	DECEMBER 31, 2007 (d)
Net revenues	$95,114	$108,864	$120,422	$140,251
Gross profit (1)	84,617	94,853	102,961	131,253
Net income	9,288	15,523	22,761	27,479
Basic net income per common share	$0.17	$0.28	$0.41	$0.49
Diluted net income per common share	$0.15	$0.24	$0.34	$0.41

	YEAR ENDED DECEMBER 31, 2006
	(FOR THE QUARTERS ENDED)
	MARCH 31, 2006 (e)	JUNE 30, 2006 (f)	SEPTEMBER 30, 2006 (g)	DECEMBER 31, 2006 (h)
Net revenues	$75,158	$85,032	$89,987	$99,067
Gross profit (1)	62,979	75,613	81,469	87,441
Net (loss) income	(88,543)	15,519	(20,677)	17,852
Basic net (loss) income per common share	$(1.63)	$0.28	$(0.38)	$0.32
Diluted net (loss) income per common share	$(1.63)	$0.25	$(0.38)	$0.27

(1)	Gross profit does not include amortization of the related intangibles.
Quarterly results were impacted by the following items:

(a)	Operating expenses included approximately $5.5 million of compensation expense related to stock options and restricted stock.

(b)	Operating expenses included approximately $5.6 million of compensation expense related to stock options and restricted stock and approximately $4.1 million for the write-down of an intangible asset.

(c)	Operating expenses included approximately $4.5 million of compensation expense related to stock options and restricted stock and approximately $2.2 million of professional fees related to the Company’s strategic collaboration with Hyperion.

(d)	Operating expenses included approximately $9.3 million related to the Company’s option to acquire Revance or to license Revance’s product currently under development, including approximately $1.3 million of professional fees incurred related to the transaction, and approximately $5.5 million of compensation expense related to stock options and restricted stock.

(e)	Operating expenses included approximately $90.9 million related to the Company’s development and distribution agreement with Ipsen for the development of Reloxin®, $7.2 million of compensation expense related to stock options and restricted stock, $6.0 million related to a loss contingency for a legal matter and $1.8 million related to a settlement of a dispute related to the Company’s merger with Ascent.

(f)	Operating expenses included approximately $35.1 million related to the Company’s development and distribution agreement with Ipsen for the development of Reloxin®, $7.3 million of compensation expense related to stock options and restricted stock, and $2.0 million related to a loss contingency for a legal matter.

(g)	Operating expenses included approximately $52.6 million for the write-down of intangible assets, $6.6 million of compensation expense related to stock options and restricted stock and $2.2 million related to a loss contingency for a legal matter.

(h)	Operating expenses included approximately $4.9 million of compensation expense related to stock options and restricted stock.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	beginning of	costs and	Charged to		Balance at
Description	period	expenses	other accounts	Deductions	end of period
		(in thousands)
Year Ended December 31, 2007
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$37,443	$43,134	—	$(69,919)	$10,658

Year Ended December 31, 2006
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$18,160	$128,602	—	$(109,319)	$37,443

Six Months Ended December 31, 2005
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$19,073	$42,755	—	$(43,668)	$18,160

Year Ended June 30, 2005
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$15,955	$95,979	—	$(92,861)	$19,073

S-1