Form 10-Q
period 2008-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2008-05-12
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008

Class A Common Stock $.014 Par Value	56,437,170

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,648	$108,046
Short-term investments	578,502	686,634
Accounts receivable, net	26,963	12,377
Inventories, net	26,696	29,973
Other current assets	24,547	18,049

Total current assets	858,356	855,079

Property and equipment, net	23,097	13,850

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	258,873	258,873
Other intangible assets	7,096	7,063

	265,969	265,936
Less: accumulated amortization	97,824	92,482

Net intangible assets	168,145	173,454
Goodwill	63,107	63,107
Deferred tax assets, net	57,239	59,445
Long-term investments	61,747	17,072
Other assets	9,466	12,622

	$1,241,157	$1,194,629

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$52,753	$34,891
Current portion of contingent convertible senior notes	283,910	283,910
Income taxes payable	6,111	7,734
Deferred tax liabilities, net	15,351	11,684
Other current liabilities	52,678	56,781

Total current liabilities	410,803	395,000

Long-term liabilities:
Contingent convertible senior notes	169,145	169,145
Deferred revenue	6,042	6,667
Other liabilities	7,787	1,862

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 69,079,186 and 69,005,019 at March 31, 2008 and December 31, 2007, respectively	965	965
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	646,708	641,907
Accumulated other comprehensive income	3,236	2,221
Accumulated earnings	339,638	319,872
Less: Treasury stock, 12,668,092 and 12,656,503 shares at cost at March 31, 2008 and December 31, 2007, respectively	(343,167)	(343,010)

Total stockholders’ equity	647,380	621,955

	$1,241,157	$1,194,629

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007
Net product revenues	$127,457	$92,371
Net contract revenues	3,849	2,743

Net revenues	131,306	95,114

Cost of product revenues (1)	11,101	10,497

Gross profit	120,205	84,617

Operating expenses:
Selling, general and administrative (2)	72,062	62,260
Research and development (3)	9,189	8,006
Depreciation and amortization	6,722	5,455

Operating income	32,232	8,896

Other expense	2,871	—
Interest and investment income	(9,199)	(9,007)
Interest expense	2,407	2,658

Income before income tax expense	36,153	15,245

Income tax expense	14,099	5,957

Net income	$22,054	$9,288

Basic net income per share	$0.39	$0.17

Diluted net income per share	$0.34	$0.15

Cash dividend declared per common share	$0.04	$0.03

Basic common shares outstanding	56,358	55,626

Diluted common shares outstanding	70,332	71,720

(1) amounts exclude amortization of intangible assets related to acquired products	$5,286	$4,798
(2) amounts include share-based compensation expense	$4,329	$5,377
(3) amounts include share-based compensation expense	$61	$138
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Operating Activities:
Net income	$22,054	$9,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,722	5,455
Amortization of deferred financing fees	285	536
Loss on disposal of property and equipment	—	19
Charge reducing value of investment in Revance	2,871	—
Gain on sale of available-for-sale investments	(117)	(23)
Share-based compensation expense	4,390	5,515
Deferred income tax expense	5,873	6,921
Tax (expense) benefit from exercise of stock options and vesting of restricted stock awards	(354)	1,602
Excess tax benefits from share-based payment arrangements	(10)	(849)
Decrease in provision for doubtful accounts and returns	(127)	(6,744)
Amortization of (discount)/premium on investments	(773)	(685)
Changes in operating assets and liabilities:
Accounts receivable	(14,459)	25,117
Inventories	3,277	(3,826)
Other current assets	(6,497)	(6,825)
Accounts payable	17,863	3,883
Income taxes payable	(1,622)	(12,118)
Other current liabilities	(5,385)	(1,512)
Other liabilities	(888)	—

Net cash provided by operating activities	33,103	25,754

Investing Activities:
Purchase of property and equipment	(3,898)	(1,520)
Payment for purchase of product rights	(33)	(419)
Purchase of available-for-sale investments	(247,967)	(305,252)
Sale of available-for-sale investments	151,451	68,036
Maturity of available-for-sale investments	161,975	85,223

Net cash provided by (used in) investing activities	61,528	(153,932)

Financing Activities:
Payment of dividends	(1,707)	(1,670)
Excess tax benefits from share-based payment arrangements	10	849
Proceeds from the exercise of stock options	765	9,613

Net cash (used in) provided by financing activities	(932)	8,792

Effect of exchange rate on cash and cash equivalents	(97)	(34)

Net increase (decrease) in cash and cash equivalents	93,602	(119,420)
Cash and cash equivalents at beginning of period	108,046	203,319

Cash and cash equivalents at end of period	$201,648	$83,899

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
          The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 18 branded products. Its primary brands are PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®.
          The consolidated financial statements include the accounts of Medicis and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
          The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. SHARE-BASED COMPENSATION
          At March 31, 2008, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R.
          The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2008, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to March 31, 2008, was approximately $13.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

          A summary of stock options activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2007	11,666,955	$27.99

Granted	22,702	$19.60
Exercised	(15,760)	$16.52
Terminated/expired	(78,450)	$31.66

Balance at March 31, 2008	11,595,447	$27.96	4.4	$8,656,396

          The intrinsic value of options exercised during the three months ended March 31, 2008 was $124,731. Options exercisable under the Company’s share-based compensation plans at March 31, 2008 were 9,310,046, with a weighted average exercise price of $26.38, a weighted average remaining contractual term of 4.0 years, and an aggregate intrinsic value of $8,654,353.
          A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of March 31, 2008, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	10,680,793	$28.17	4.5	$7,332,403
Exercisable	8,504,022	$26.58	4.1	$7,330,533
          The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Expected dividend yield	0.6%	0.4%
Expected stock price volatility	0.38	0.35
Risk-free interest rate	3.0%	4.5%
Expected life of options	7 Years	7 Years
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
          The weighted average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $8.19 and $14.59, respectively.
          The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the three months ended March 31, 2008, 346,346 shares of restricted stock were granted to certain employees.

Share-based compensation expense related to all restricted stock awards outstanding during the three months ended March 31, 2008 and 2007, was approximately $1.1 million and $0.7 million, respectively. As of March 31, 2008, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2008, was approximately $18.5 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.0 years.
          A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2008 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2007	552,769	$31.92

Granted	346,346	$19.60
Vested	(68,246)	$31.37
Forfeited	(2,187)	$31.91

Nonvested at March 31, 2008	828,682	$26.82

          The total fair value of restricted shares vested during the three months ended March 31, 2008 and 2007 was approximately $2.1 million and $0.5 million, respectively.
3. SHORT-TERM AND LONG-TERM INVESTMENTS
          The Company’s short-term and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist primarily of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At March 31, 2008, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $578.5 million and $61.7 million, respectively.
          Available-for-sale securities consist of the following at March 31, 2008 (amounts in thousands):

	MARCH 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate notes and bonds	$239,569	$1,062	$(1,036)	$239,595
Federal agency notes and bonds	229,245	2,780	—	232,025
Auction rate floating securities	44,900	—	(783)	44,117
Asset-backed securities	69,667	875	(76)	70,466
Commercial paper	53,978	80	(12)	54,046

Total securities	$637,359	$4,797	$(1,907)	$640,249

          During the three months ended March 31, 2008, the gross realized gains on sales of available-for-sale securities totaled $210,028 while gross losses of $92,673 were realized. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three months ended March 31, 2008, on available-for-sale securities included in stockholders’ equity totaled $1,112,624. The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2008, by maturity, are shown below (amounts in thousands):

	MARCH 31, 2008
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$389,951	$390,903
Due after one year through five years	202,508	205,229
Due after five years through 10 years	—	—
Due after 10 years	44,900	44,117

	$637,359	$640,249

          Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At March 31, 2008, approximately $61.7 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and it is management’s intent to hold these investments until recovery of fair value, which may be maturity.
          As of March 31, 2008, the Company’s investments included $44.1 million of auction rate floating securities. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to make the securities liquid until a future auction on these investments is successful. As a result of the lack of liquidity of these investments, at March 31, 2008, the Company recorded an unrealized loss of $0.8 million on its auction rate floating securities in accumulated other comprehensive income.

          The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Corporate notes and bonds	$89,354	$1,033	$—	$—
Auction rate floating securities	44,117	783	—	—
Asset-backed securities	—	—	3,294	76
Commercial paper	5,939	12	6,569	2

Total securities	$139,410	$1,828	$9,863	$78

          The unrealized losses on the Company’s investments were caused primarily by interest rate increases. It is expected that the investments will not be settled at a price less than the amortized cost. Because the Company has the ability, and intent, to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2008.
4. FAIR VALUE MEASUREMENTS
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.
          SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
          As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investment in Revance Therapeutics, Inc. (“Revance”).
          The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value.  However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 3).  Therefore, the fair values of these auction rate floating securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.  These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
          As a result of the temporary declines in fair value for the Company’s auction rate floating securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $0.8 million in accumulated other comprehensive income.  The majority of the auction rate floating securities held by the Company at March 31, 2008, totaling $44.1 million, were in securities collateralized by student loan portfolios.  These securities were included in long-term investments at March 31, 2008 in the accompanying condensed consolidated balance sheets. As of March 31, 2008, the Company continued to earn interest on virtually all of its auction rate floating securities.  Any future fluctuation in fair value related to these investments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.
          The Company estimates changes in the net realizable value of its investment in Revance based on a hypothetical liquidation at book value approach (see Note 5). During the three months ended March 31, 2008, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008.
          The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2008, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Mar. 31, 2008	(Level 1)	(Level 2)	(Level 3)
Auction rate floating securities	$44,117	$—	$—	$44,117
Other available-for-sale securities	596,132	596,132	—	—
Investment in Revance	9,086	—	—	9,086

Total assets measured at fair value	$649,335	$596,132	$—	$53,203

          Based on market conditions, the Company changed its valuation methodology for auction rate floating securities to a discounted cash flow analysis during the three months ended March 31, 2008.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 at January 1, 2008.

          The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at March 31, 2008 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment
	Floating	in
	Securities	Revance
Balance at Jan. 1, 2008	$—	$11,957
Transfers to Level 3	101,650	—
Total gains (losses) included in earnings	—	(2,871)
Total gains (losses) included in other comprehensive income	(783)	—
Purchases and settlements (net)	(56,750)	—

Balance at Mar. 31, 2008	$44,117	$9,086

5. INVESTMENT IN REVANCE
          On December 11, 2007, the Company announced a strategic collaboration with Revance, a privately-held, venture-backed development-stage entity, whereby the Company made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon the Company’s exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for the Company’s $20.0 million payment, the Company received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million is expected to be used by Revance primarily for the development of the product. $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and is included in other long-term assets in the Company’s condensed consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the three months ended December 31, 2007.
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
          The Company estimates the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). The amount of the Company’s investment that will be expensed periodically is uncertain due to the timing of Revance’s expenditures for research and development of the product, and any charges will not be immediately, if ever, deductible for income tax purposes and will increase the Company’s effective tax rate. Further equity investments, if any, will also be subject to the same accounting treatment as the Company’s original equity investment. During the three months ended March 31, 2008, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008. The $2.9 million was recognized as other expense during the three months ended March 31, 2008.
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
6. SEGMENT AND PRODUCT INFORMATION
          The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. The non-acne dermatological product lines include LOPROX®, PERLANE®, RESTYLANE® and VANOS®. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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
          Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Acne and acne-related dermatological products	$83,706	$45,948
Non-acne dermatological products	37,766	40,643
Non-dermatological products	9,834	8,523

Total net revenues	$131,306	$95,114

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Acne and acne-related dermatological products	64%	48%
Non-acne dermatological products	29	43
Non-dermatological products	7	9

Total net revenues	100%	100%

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
          Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of March 31, 2008 and December 31, 2007, there are no costs capitalized into inventory for products that have not yet received regulatory approval.
          Inventories are as follows (amounts in thousands):

	March 31,2008	December 31,2007
Raw materials	$9,764	$9,002
Finished goods	21,328	24,789
Valuation reserve	(4,396)	(3,818)

Total inventories	$26,696	$29,973

8. CONTINGENT CONVERTIBLE SENIOR NOTES
          In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at March 31, 2008 or December 31, 2007. The Old Notes will mature on June 4, 2032.
          The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2012 and June 4, 2017, or upon a change in control (as defined in the indenture governing the Old Notes) at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, and contingent interest, if any, to the date of the repurchase, payable in cash. Pursuant to SFAS No. 48, Classification of Obligations That Are Callable by the Creditor, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017.
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
          The Company may redeem some or all of the New Notes at any time on or after June 11, 2008, at a redemption price, payable in cash, of 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the New Notes may require the Company to repurchase all or a portion of their New Notes on June 4, 2008, June 4, 2013 and June 4, 2018, and upon a change in control (as defined in the indenture governing the New Notes), at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Pursuant to SFAS No. 48, Classification of Obligations That Are Callable by the Creditor, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period it should be classified as a current liability. Accordingly, the outstanding balance of New Notes along with the deferred tax liability associated with the accelerated interest deductions on the New Notes will be classified as a current liability during the respective twelve months periods prior to June 4, 2008, June 4, 2013 and June 4, 2018. As of March 31, 2008, $283.9 million of the New Notes and $33.2 million of deferred tax liabilities were classified as current liabilities in the Company’s condensed consolidated balance sheets. If all of the New Notes are put back to the Company on June 4, 2008, the Company would be required to pay $283.9 million in outstanding principal, plus accrued interest. The Company would also be required to pay the accumulated deferred tax liability related to the New Notes.

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
          During the quarter ended December 31, 2006, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the Company’s Class A common stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarter ended December 31, 2006. The holders of Old Notes had this conversion right only until March 31, 2007. During the three months ended March 31, 2007, outstanding principal amounts of $5,000 of Old Notes were converted into shares of the Company’s Class A common stock. During the quarters ended March 31, 2008 and December 31, 2007, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
9. INCOME TAXES
          Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, changes in valuation allowances against deferred tax assets, and differences in tax rates in certain non-U.S. jurisdictions. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions it uses to estimate its annual effective tax rate, including factors such as its mix of pre-tax earnings in the various tax jurisdictions in which it operates, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating losses and credit carryforwards. The Company records valuation allowances against deferred tax assets to reduce the net carrying value to amounts that management believes is more likely than not to be realized.
          At March 31, 2008 the Company has an unrealized tax loss of $12.2 million related to the Company’s option to acquire Revance or license Revance’s product that is under development. The Company has currently assessed that the unrealized loss would result in a capital loss carryover if realized. Due to tax limitations on the utilization of capital loss carryovers, the Company recorded a valuation allowance of $3.3 million against the capital loss carryover as of December 31, 2007. The valuation allowance increased $1.1 million to $4.4 million during the three months ended March 31, 2008.
          During the three months ended March 31, 2008 and March 31, 2007, the Company made net tax payments of $11.3 million and $12.4 million, respectively.
          The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2004. The Internal Revenue Service has recently informed the Company that the tax return for the six-month Transition Period ending December 31, 2005 has been selected for a limited scope examination.
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
          The Company and its consolidated subsidiaries received a final notice of proposed assessment in January 2007 from the Arizona Department of Revenue for fiscal years ended 2001 through 2004. The Company and the Arizona Department of Revenue agreed to the resolution of certain proposed adjustments, and the Company included a net $315,000 negotiated settlement amount in income taxes payable in its condensed consolidated balance sheets as of December 31, 2007. The Company paid the $315,000 negotiated settlement amount during the three months ended March 31, 2008.
          At December 31, 2007, the Company had $2.1 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $1.4 million on the Company’s effective tax rate. The amount of unrecognized tax benefits decreased $0.9 million from $2.1 million to $1.2 million during the three months ended March 31, 2008 as part of the settlement with the Arizona Department of Revenue. Recognition of the $1.2 million unrecognized tax benefits would have a favorable effect of $800,000 on the Company’s effective tax rate.
          The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company has accrued approximately $200,000 and $125,000 (net of tax benefits) for the payment of interest and penalties at December 31, 2007, and March 31, 2008, respectively.
10. DIVIDENDS DECLARED ON COMMON STOCK
          On March 12, 2008, the Company declared a cash dividend of $0.04 per issued and outstanding share of its Class A common stock payable on April 30, 2008 to stockholders of record at the close of business on April 1, 2008. The $2.3 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2008.

11. SHARE REPURCHASE PROGRAM
          On August 29, 2007, the Company’s Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of Medicis’ Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) will depend on factors such as the market price of Medicis’ Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit is reached. As of May 12, 2008, no shares had been repurchased under this plan.
12. COMPREHENSIVE INCOME
          Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2008 was $23.1 million. Total comprehensive income for the three months ended March 31, 2007 was $9.4 million.

13. NET INCOME PER COMMON SHARE
          The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
BASIC

Net income	$22,054	$9,288

Weighted average number of common shares outstanding	56,358	55,626

Basic net income per common share	$0.39	$0.17

DILUTED

Net income	$22,054	$9,288

Add:
Tax-effected interest expense and issue costs related to Old Notes	666	836
Tax-effected interest expense and issue costs related to New Notes	851	839

Net income assuming dilution	$23,571	$10,963

Weighted average number of common shares	56,358	55,626

Effect of dilutive securities:
Old Notes	5,823	5,823
New Notes	7,325	7,325
Stock options and restricted stock	826	2,946

Weighted average number of common shares assuming dilution	70,332	71,720

Diluted net income per common share	$0.34	$0.15

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
          The diluted net income per common share computation for the three months ended March 31, 2008 and 2007 excludes 7,667,494 and 3,096,698 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.

14. CONTINGENCIES
          On January 15, 2008, IMPAX Laboratories, Inc. (“IMPAX”) filed a lawsuit against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an Abbreviated New Drug Application for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. It is not known whether IMPAX will file an appeal.
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
          As part of the Settlement Agreement, on April 25, 2007 the Company entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG to resolve any potential administrative claims the OIG may have arising out of the government’s investigation. The CIA acknowledges the existence of the Company’s comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, the Company is required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that the Company has committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of the Company’s products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. The Company is also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. Failure to comply under the CIA could result in substantial civil or criminal penalties and being excluded from government health care programs, which would materially reduce our sales and adversely affect our financial condition and results of operations.
          On or about October 12, 2006, the Company and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute the Company for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS. In connection with the government investigation, four employees, including Richard Havens, the Company’s former Executive Vice President, Sales and Marketing, separated from the Company as of April 1, 2008. In May 2008, five of the Company’s former employees, including Mr. Havens, plead or will plead guilty to misdemeanors in connection with their individual roles in the Company’s alleged past off-label marketing and promotion of LOPROX® and LOPROX® TS.
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
15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Statements and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. The Company adopted SFAS No. 159 as of January 1, 2008, and the Company has not elected to exercise the fair value irrevocable option. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated results of operations and financial condition.
          In June 2007, the EITF reached a consensus on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. The Company adopted EITF 07-03 as of January 1, 2008, and it did not have a material impact on the Company’s consolidated results of operations and financial condition.
          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating SFAS No. 141R and its impact, if any, on the Company’s consolidated results of operations and financial condition.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating SFAS No. 160 and its impact, if any, on our consolidated results of operations and financial condition.
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
Executive Summary
          We are a leading independent specialty pharmaceutical company focused primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions. We offer a broad range of products addressing various conditions or aesthetics improvements, including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
          Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. Our non-acne dermatological product lines include LOPROX®, PERLANE®, RESTYLANE® and VANOS®. Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Key Aspects of Our Business
          We derive a majority of our revenue from our primary products: PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. We believe that sales of our primary products will constitute a significant portion of our sales for the foreseeable future.
          We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate high integrity relationships of trust and confidence with the foremost dermatologists and podiatrists and the leading plastic surgeons in the U.S. We rely on third parties to manufacture our products.
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
          We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65%-75% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have recently entered into distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports supplied by our major wholesalers. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our products. We believe the trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
Recent Developments
          The following significant events and transactions occurred during the three months ended March 31, 2008 and affected our results of operations, our cash flows and our financial condition:
          Reduction in the carrying value of our investment in Revance
          On December 11, 2007, we announced a strategic collaboration with Revance Therapeutics, Inc. (“Revance”), a privately-held, venture-backed development-stage company, whereby we made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon our exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for our $20.0 million payment, we received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million is expected to be used by Revance primarily for the development of the product. $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in our condensed consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the three months ended December 31, 2007.
          We estimate the impairment and/or the net realizable value of the Revance investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). The amount or our investment that will be expensed periodically is uncertain due to the timing of Revance’s expenditures for research and development of the product, and any charges will not be immediately, if ever, deductible for income tax purposes and will increase our effective tax rate. Further equity investments, if any, will also be subject to the same accounting treatment as our original equity investment.

          During the three months ended March 31, 2008, we reduced the carrying value of our investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008. We recognized the $2.9 million as other expense in our condensed consolidated statement of operations during the three months ended March 31, 2008.
Results of Operations
          The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2008 (a)	2007 (b)

Net revenues	100.0%	100.0%
Gross profit (c)	91.5	89.0
Operating expenses	67.0	79.6

Operating income	24.5	9.4
Other expense	2.2	—

Interest and investment (income) expense, net	(5.2)	(6.7)

Income before income tax expense	27.5	16.1
Income tax expense	10.7	6.3

Net income	16.8%	9.8%

(a)	Included in operating expenses is $4.4 million (3.3% of net revenues) of compensation expense related to stock options and restricted stock.

(b)	Included in operating expenses is $5.5 million (5.8% of net revenues) of compensation expense related to stock options and restricted stock.

(c)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Net Revenues
          The following table sets forth our net revenues for the three months ended March 31, 2008 (the “first quarter of 2008”) and March 31, 2007 (the “first quarter of 2007”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
Net product revenues	$127.5	$92.4	$35.1	38.0%
Net contract revenues	3.8	2.7	1.1	40.4%

Net revenues	$131.3	$95.1	$36.2	38.1%

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
Acne and acne-related dermatological products	$83.7	$46.0	$37.7	82.2%
Non-acne dematological products	37.8	40.6	(2.8)	(7.1)%
Non-dermatological products (including contract revenues)	9.8	8.5	1.3	15.4%

Total net revenues	$131.3	$95.1	$36.2	38.1%

	First Quarter	First Quarter
	2008	2007	Change
Acne and acne-related dermatological products	63.7%	48.3%	15.4%
Non-acne dermatological products	28.8%	42.7%	(13.9)%
Non-dermatological products	7.5%	9.0%	(1.5)%

Total net revenues	100.0%	100.0%	—

          Our total net revenues increased during the first quarter of 2008 primarily as a result of increased sales of SOLODYN® and ZIANA®. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues from 48.3% during the first quarter of 2007 to 63.7% during the first quarter of 2008, and increased in net dollars by 82.2% during the first quarter of 2008 as compared to the first quarter of 2007 as a result of increased sales of SOLODYN® and ZIANA®. ZIANA® was formally launched to the market during the first quarter of 2007. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 7.1% during the first quarter of 2008. Net revenues associated with our non-acne dermatological products for the first quarter of 2007 included revenues related to OMNICEF®, which we are no longer promoting. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, but increased in net dollars by 15.4% during the first quarter of 2008 as compared to the first quarter of 2007, primarily due to an increase in contract revenue.
          Net revenues associated with our non-acne dermatological products decreased $9.1 million, or 19.5%, from the fourth quarter of 2007 primarily due to seasonality of the RESTYLANE® brands combined with current economic and market conditions in the aesthetic market and decreases in prescription volume related to other products in this category.

Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the first quarter of 2008 and 2007 was approximately $5.3 million and $4.8 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the first quarter of 2008 and 2007, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
Gross profit	$120.2	$84.6	$35.6	42.1%
% of net revenues	91.5%	89.0%
          The increase in gross profit during the first quarter of 2008, compared to the first quarter of 2007, was due to the increase in our net revenues, and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the first quarter of 2008 as compared to the first quarter of 2007. Increased sales of SOLODYN®, a higher margin product, during the first quarter of 2008, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues.
Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the first quarter of 2008 and 2007, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
Selling, general and administrative	$72.1	$62.3	$9.8	15.7%
% of net revenues	54.9%	65.5%
Share-based compensation expense included in selling, general and administrative	$4.3	$5.4	$(1.1)	(19.5)%
          The increase in selling, general and administrative expenses during the first quarter of 2008 from the first quarter of 2007 was attributable to approximately $4.5 million of increased personnel costs, primarily related to an increase in the number of employees increasing from 435 as of March 31, 2007 to 496 as of March 31, 2008 and the effect of the annual salary increase that occurred during February 2008, $5.9 million of increased professional and consulting expenses, including costs related to patent litigation associated with our SOLODYN® product and the implementation of our new enterprise resource planning (ERP) system, partially offset by a net reduction of $0.6 million of other additional selling, general and administrative costs incurred during the first quarter of 2008. We expect to continue to incur increased legal and other professional fees during 2008 as a result of patent protection related to our SOLODYN® and VANOS® products.

Research and Development Expenses
          The following table sets forth our research and development expenses for the first quarter of 2008 and 2007 (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
Research and development	$9.2	$8.0	$1.2	14.8%
Share-based compensation expense included in research and development	0.1	0.1	$—	—%
          The primary product under development during the first quarter of 2008 and 2007 was RELOXIN®. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
          In accordance with our development and distribution agreement with Ipsen for the development of RELOXIN®, we will pay Ipsen $25.0 million upon the FDA’s acceptance of our Biologics License Application (“BLA”) for RELOXIN®, which we will recognize as research and development expense when incurred. On March 17, 2008, we announced that the BLA had been re-submitted to the FDA. We will pay Ipsen $75.0 million upon the FDA’s approval of RELOXIN®.
Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the first quarter of 2008 increased $1.2 million, or 23.2%, to $6.7 million from $5.5 million during the first quarter of 2007. This increase was primarily due to amortization related to a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® capitalized during the second quarter of 2007.
Other Expense
          Other expense of $2.9 million recognized during the first quarter of 2008 represented a reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008.
Interest and Investment Income
          Interest and investment income during the first quarter of 2008 increased $0.2 million, or 2.1%, to $9.2 million from $9.0 million during the first quarter of 2007, primarily due to an increase in the funds available for investment, partially offset by a decrease in the interest rates achieved by our invested funds during the first quarter of 2008.
Interest Expense
          Interest expense during the first quarter of 2008 decreased $0.3 million, to $2.4 million during the first quarter of 2008 from $2.7 million during the first quarter of 2007. Our interest expense during the first quarter of 2008 and 2007 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during the first quarter of 2008 as compared to the first quarter of 2007 was due to the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007. See Note 7 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes. If a significant portion of the holders of the New Notes require us to repurchase their New Notes during the second quarter of 2008, we anticipate that our interest expense will decrease materially. The tax-effected net interest expense and issue cost amortization on the Old Notes and New Notes are added back to net income when computing diluted net income per share.

Income Tax Expense
          Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, changes in valuation allowances against deferred tax assets, and differences in tax rates in certain non-U.S. jurisdictions. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating losses and credit carryforwards. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.
          Our effective tax rate for the first quarter of 2008 was 39.0%, which was consistent with the 39.2% effective tax rate for the first quarter of 2007. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.

Liquidity and Capital Resources
Overview
          The following table highlights selected cash flow components for the first quarter of 2008 and 2007, and selected balance sheet components as of March 31, 2008 and December 31, 2007 (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
Cash provided by (used in):
Operating activities	$33.1	$25.8	$7.3	28.5. %
Investing activities	61.5	(153.9)	215.4	140.0%
Financing activities	(0.9)	8.8	(9.7)	(110.6)%

	Mar. 31, 2008	Dec. 31, 2007	$ Change	% Change
Cash, cash equivalents, and short-term investments	$780.2	$794.7	$(14.5)	(1.8)%
Working capital	447.6	460.1	(12.5)	(2.7)%
Long-term investments	61.7	17.1	44.6	261.7%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
Working Capital
          Working capital as of March 31, 2008 and December 31, 2007 consisted of the following (dollar amounts in millions):

	Mar. 31, 2008	Dec. 31, 2007	$ Change	% Change
Cash, cash equivalents, and short-term investments	$780.2	$794.7	$(14.5)	(1.8)%
Accounts receivable, net	27.0	12.4	14.6	117.9%
Inventories, net	26.7	30.0	(3.3)	(10.9)%
Other current assets	24.5	18.0	6.5	36.0%

Total current assets	858.4	855.1	3.3	0.4%

Accounts payable	52.8	34.9	17.9	51.3%
Current portion of long-term debt	283.9	283.9	—	—%
Income taxes payable	6.1	7.7	(1.6)	(21.0)%
Deferred tax liabilities, net	15.4	11.7	3.7	31.4%
Other current liabilities	52.6	56.8	(4.2)	(7.4)%

Total current liabilities	410.8	395.0	15.8	4.0%

Working capital	$447.6	$460.1	$(12.5)	(2.7)%

          We had cash, cash equivalents and short-term investments of $780.2 million and working capital of $447.6 million at March 31, 2008, as compared to $794.7 million and $460.1 million, respectively, at December 31, 2007. The decreases were primarily due to a net transfer of $44.7 million of our short-term investments into long-term investments, partially offset by the generation of $33.1 million of operating cash flow during the first quarter of 2008.
          Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future, including the possible repayment of $283.9 million of contingent convertible senior notes in June of 2008 and the related accumulated deferred tax liability. Our cash and short-term investments are available for dividends, strategic investments, acquisitions of companies or products complementary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. In addition, we may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.
          As of December 31, 2007, our short-term investments included $101.7 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008 we sold $56.8 million of auction rate floating securities, but there was insufficient demand at auction for the remaining $44.9 million of auction rate floating securities in our portfolio. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to make the securities liquid until a future auction on these investments is successful. As a result of the lack of liquidity of these investments at March 31, 2008, we recorded an unrealized loss of $0.8 million on our auction rate floating securities in accumulated other comprehensive income in our condensed consolidated balance sheets.
          During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We expect to occupy the new headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona, in the second quarter of 2008. There is no cash obligation for lease payments until 2009. We obtained possession of the leased premises and therefore began accruing rent expense during the first quarter of 2008. Rent expense recognized during the first quarter of 2008 related to this property was approximately $1.1 million. During the first quarter of 2008, we received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease. In 2008, upon vacating our existing headquarters facility, we will be required to record a charge for the estimated remaining net cost for the lease, net of potential sublease income. Total lease payments remaining after June 30, 2008 on our existing headquarters facility total approximately $5.3 million.
          During 2007, we began designing and implementing a new enterprise resource planning (ERP) system to integrate and improve the financial and operational aspects of our business. During 2007 and the three months ended March 31, 2008, we invested approximately $9.5 million and $2.4 million, respectively, on this project.
Operating Activities
          Net cash provided by operating activities during the first quarter of 2008 was approximately $33.1 million, compared to cash provided by operating activities of approximately $25.8 million during the first quarter of 2007. The following is a summary of the primary components of cash provided by (used in) operating activities during the first quarter of 2008 and 2007 (in millions):

	First Quarter	First Quarter
	2008	2007
Income taxes paid	$(11.3)	$(12.4)
Other cash provided by operating activities	44.4	38.2

Cash provided by operating activities	$33.1	$25.8

Investing Activities
          Net cash provided by investing activities during the first quarter of 2008 was approximately $61.5 million, compared to net cash used in investing activities during the first quarter of 2007 of $153.9 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective quarters.
Financing Activities
          Net cash used in financing activities during the first quarter of 2008 was $0.9 million, compared to net cash provided by financing activities of $8.8 million during the first quarter of 2007. This change is primarily due to the proceeds from the exercise of stock options, which were $0.8 million during the first quarter of 2008 compared to $9.6 million during the first quarter of 2007. Dividends paid during both the first quarter of 2008 and the first quarter of 2007 was $1.7 million.
Contingent Convertible Senior Notes and Other Long-Term Commitments
          We have two outstanding series of Contingent Convertible Senior Notes, consisting of $169.2 million principal amount of 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”) and $283.9 million principal amount of 1.5% Contingent Convertible Senior Notes due 2033 (the “New Notes”). The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made. On June 4, 2012 and 2017 or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2008, 2013 and 2018 or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. If all of the New Notes are put back to us on June 4, 2008, we would be required to pay $283.9 million in outstanding principal, plus outstanding accrued interest. We would also be required to pay an accumulated deferred tax liability related to the New Notes. The deferred tax liability related to the New Notes as of March 31, 2008 was $33.2 million. Unless we find alternative financing, any such payments would be made from available cash, cash equivalents and short-term investments. If, at June 4, 2008, such funds are not available, and significant portion of the holders of the New Notes require us to repurchase their New Notes, we may not have sufficient funds to make the required repurchases and pay the deferred tax liability.
          Except for the Old Notes, we had only $13.8 million of long-term liabilities at March 31, 2008. Except for the New Notes and deferred tax liabilities, we had only $111.5 million of current liabilities at March 31, 2008. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be continuing our implementation of a new ERP system during 2008, which will require financial expenditures to complete.
          We have made available to BioMarin Pharmaceutical Inc. (“BioMarin”) the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004, but may be repaid by BioMarin at any time prior to the option purchase date. As of May 12, 2008, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.

Repurchases of Common Stock
          On August 29, 2007, our Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of our Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) will depend on factors such as the market price of our Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit is reached. As of May 12, 2008, no shares had been repurchased under this plan.
Dividends
          We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $30.3 million on our common stock. In addition, on March 12, 2008, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on April 30, 2008 to our stockholders of record at the close of business on April 1, 2008. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
          As discussed in Note 4 to the unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157 as of January 1, 2008.  We determined that we utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $44.1 million at March 31, 2008. These securities were included in long-term investments at March 31, 2008.

          Our auction rate floating securities are classified as available for sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157.  However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and recorded a temporary unrealized decline in fair value of $0.8 million, with an offsetting entry to accumulated other comprehensive income.   We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. government.  In addition, our holdings of auction rate floating securities represented less than ten percent of our total cash and cash equivalents, restricted cash and short-term and long-term investment balance at March 31, 2008, which we believe allows us sufficient time for the securities to return to full value.  Because we believe that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income.  We will re-evaluate each of these factors as market conditions change in subsequent periods.
Off-Balance Sheet Arrangements
          As of March 31, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2007. There were no new significant accounting estimates in the first quarter of 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Statements and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. We adopted SFAS No. 159 as of January 1, 2008, and we have not elected to exercise the fair value irrevocable option. The adoption of SFAS No. 159 did not have a material effect on our consolidated results of operations and financial condition.
          In June 2007, the EITF reached a consensus on EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. We adopted EITF 07-03 as of January 1, 2008 and it did not have a material impact on our consolidated results of operations and financial condition.
          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating SFAS No. 141R and its impact, if any, on our consolidated results of operations and financial condition.
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
Forward Looking Statements
          This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of Artefill®, Radiesse®, Sculptra®, Elevess™, Juvéderm™ Ultra and Juvéderm™ Ultra Plus, competitors to RESTYLANE® and PERLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS and LOPROX® Cream and LOPROX® Gel products, and potential generic forms of our LOPROX® Shampoo, TRIAZ®, PLEXION®, SOLODYN® or VANOS® products;

•	the success of research and development activities, including RELOXIN®, and the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. ESOTERICA® is an over-the-counter product line sold by the Company that contains bleaching products that would be regulated by the proposed rule and, if that occurs, the Company does not currently intend to invest in obtaining an approved NDA in order to continue selling this product line. This product accounted for $2.2 million and $0.4 million in net revenues during 2007 and the first quarter of 2008, respectively;

•	changes in our product mix;

•	changes in prescription levels;

•	the effect of economic changes generally and in hurricane-effected areas;

•	manufacturing or supply interruptions;

•	importation of other dermal filler products, including the unauthorized distribution of products approved in countries neighboring the U.S.;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	our ability to protect our patents and other intellectual property and obtain additional patents for our primary products, including SOLODYN®;

•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	our ability to successfully design and implement our new enterprise resource planning (ERP) system;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals;

•	the inability to obtain required regulatory approvals for any of our pipeline products, such as RELOXIN®;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;

•	the impact of acquisitions, divestitures and other significant corporate transactions;

•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products; and

•	failure to comply with our corporate integrity agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report contain discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of March 31, 2008, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
          During the three months ended March 31, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          On January 1, 2008, we transitioned our financial accounting and reporting processes to our new ERP system as part of a phased implementation plan. The new ERP system, which we began developing during 2007, was designed and implemented to integrate and improve the financial and operational aspects of our business. The implementation of this new ERP system involves changes to our procedures for control over financial reporting. We followed a detailed implementation plan that required significant pre-implementation planning, design and testing. We have also conducted and will continue to conduct extensive post-implementation review and process modification to ensure that internal controls over financial reporting are properly designed. To date, we have not experienced any significant difficulties in our processes related to the implementation or operation of the new ERP system.

Part II. Other Information
Item 1. Legal Proceedings
          On January 15, 2008, IMPAX Laboratories, Inc. (“IMPAX”) filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an Abbreviated New Drug Application (“ANDA”) for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. It is not known whether IMPAX will file an appeal.
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
          As part of the settlement, on April 25, 2007 we entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG to resolve any potential administrative claims the OIG may have arising out of the government’s investigation. The CIA acknowledges the existence of our comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, we are required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or has engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of our products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. We have hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer our obligations under the CIA. Failure to comply under the CIA could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
          On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS. In connection with the government investigation, four employees, including Richard Havens, our former Executive Vice President, Sales and Marketing, separated from the Company as of April 1, 2008. In May 2008, five of our former employees, including Mr. Havens, plead or will plead guilty to misdemeanors in connection with their individual roles in the Company’s alleged past off-label marketing and promotion of LOPROX® and LOPROX® TS.

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
          On May 25, 2006, Prasco Laboratories of Cincinnati, Ohio filed suit against us and Imaginative Research Associates (“IRA”) seeking a declaration that Prasco’s Oscion product does not infringe certain patents owned by us or by IRA.  We and IRA moved to dismiss that suit on the grounds that the court had no jurisdiction under the Declaratory Judgment Act to hear the case.  The court granted our motion and dismissed the case.  Prasco has appealed and the appeal is pending before the U.S. Court of Appeals for the Federal Circuit.
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
          We depend upon patents to provide us with exclusive marketing rights for certain of our primary products for some period of time. If product patents for our primary products expire, or are successfully challenged by our competitors, in the United States and in other countries, we would face strong competition from lower price generic drugs. Loss of patent protection for any of our primary products would likely lead to a rapid loss of sales for that product, as lower priced generic versions of that drug become available. In the case of products that contribute significantly to our sales, the loss of patent protection could have a material adverse effect on our results of operations. For example, while current patent coverage for SOLODYN® does not expire until 2018, SOLODYN® may face generic competition in the near future without prior notice if a generic competitor decides to enter the market notwithstanding the risk of a suit for patent infringement. Because SOLODYN® contains an antibiotic drug that was first approved by the FDA prior to the enactment of the Food and Drug Administration Modernization Act of 1997, or FDAMA, SOLODYN® does not have the benefit of the protections offered under the Hatch-

Waxman Act. Accordingly, we would not receive a Paragraph IV notice regarding SOLODYN® from any potential generic competitor and would not be entitled to an automatic 30-month stay of generic entry that would be available to a patent owner filing an infringement suit based on receipt of such a notice. We currently have one issued patent relating to SOLODYN®. As part of our patent strategy, we are currently pursuing additional patent protection for SOLODYN®. However, we cannot provide any assurance that any additional patents will be issued relating to SOLODYN® and the failure to obtain additional patent protection could adversely affect our ability to deter generic competition, which would adversely affect SOLODYN® revenue and our results of operations. On January 15, 2008, we announced that IMPAX Laboratories, Inc. (“IMPAX”) announced that IMPAX sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. IMPAX has not advised us as to the status of the FDA’s review of its filing, or whether IMPAX has complied with recent FDA requirements for proving bioequivalence. Also on January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. It is not known whether IMPAX will file an appeal. In addition to SOLODYN®, many of our primary prescription products, including VANOS®, may be subject to generic competition in the near future. If any of our primary products are rendered obsolete or uneconomical by competitive changes, including generic competition, our results of operation would be materially and adversely affected.
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
          The patents and patent applications in which we have an interest may be challenged as to their validity or enforceability or infringement. Any such challenges may result in potentially significant harm to our business and enable generic entry to markets for our products. The cost of responding to any such challenges and the cost of prosecuting infringement claims and any related litigation, could be substantial. In addition, any such litigation also could require a substantial commitment of our management’s time. On January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an ANDA for a generic version of SOLODYN®. See Item 1 of Part II of this report, “Legal Proceedings” and Note 14, “Contingencies,” in the notes to the condensed consolidated financial statements under Item 1 of Part I of this report, “Financial Statements,” for information concerning our current intellectual property litigation.
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
          On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS. In connection with the government investigation, four employees, including Richard

Havens, our former Executive Vice President, Sales and Marketing, separated from the Company as of April 1, 2008. In May 2008, five of our former employees, including Mr. Havens, plead or will plead guilty to misdemeanors in connection with their individual roles in the Company’s alleged past off-label marketing and promotion of LOPROX® and LOPROX® TS. See Item 1 of Part II of this report, “Legal Proceedings” and Note 14, “Contingencies,” in the notes to the condensed consolidated financial statements listed under Item 1 of Part I of this report, “Financial Statements,” for information concerning our current litigation.
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
          Our customers include some of the United States’ leading wholesale pharmaceutical distributors, such as Cardinal Health, McKesson, and major drug chains. We recently entered into distribution services agreements with McKesson and Cardinal. During 2007, McKesson and Cardinal accounted for 52.2% and 16.9%, respectively, of our net revenues. During 2006, McKesson and Cardinal accounted for 56.8% and 19.3%, respectively, of our net revenues. During the Transition Period, McKesson and Cardinal accounted for 54.9% and 18.9%, respectively, of our net revenues. During fiscal 2005, McKesson and Cardinal accounted for 51.2%, and 21.8%, respectively, of our net revenues. The loss of either of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. McKesson is our sole distributor of our RESTYLANE® and PERLANE® products in the United States and Canada.

We derive a majority of our sales from our primary products, and any factor adversely affecting sales of these products would harm our business, financial condition and results of operations.
          We believe that the prescription volume of our primary prescription products, in particular, SOLODYN® and ZIANA®, and sales of our dermal aesthetic products, RESTYLANE® and PERLANE®, will continue to constitute a significant portion of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. On June 5, 2006, Allergan announced that the FDA had approved its JuvédermTM dermal filler family of products. Allergan began marketing these products in January 2007. Other dermal filler products, such as Artefill®, Radiesse®, Sculptra® and ElevessTM have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® and PERLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products. On January 15, 2008, we announced that IMPAX announced that IMPAX sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. IMPAX has not advised us as to the status of the FDA’s review of its filing, or whether IMPAX has complied with recent FDA requirements for proving bioequivalence. Also on January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. It is not known whether IMPAX will file an appeal.
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
           We have internally developed potential pharmaceutical compounds and agents. We also have acquired the rights to certain potential compounds and agents in various stages of development. We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require significant commitments of personnel and financial resources. We cannot assure you that we will be able to develop a product or technology in a timely manner, or at all. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred. For example, on January 30, 2008, we received a letter from the FDA stating that, upon a preliminary review of our BLA for the botulinum toxin type A, RELOXIN®, in aesthetics, the FDA has determined not to accept the BLA for filing because it is not sufficiently complete to permit a substantive review. While we are uncertain of the impact at this time, the FDA’s determination not to accept the BLA may result in delays in the FDA’s substantive response to the BLA. On March 17, 2008, we announced that the BLA had been re-submitted to the FDA.
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
          To receive reimbursement under state Medicaid programs for our products, we also are required by federal law to provide discounts under other pharmaceutical pricing programs. For example, we are required to enter into a Federal Supply Schedule (“FSS”) contract with the Department of Veterans Affairs (“VA”) under which we must make our covered drugs available to the “Big Four” federal agencies – the VA, the Department of Defense, the Public Health Service, and the Coast Guard – at pricing that is capped pursuant to a statutory Federal ceiling price (“FCP”) formula set forth in the Veterans Health Care Act of 1992 (“VHCA”). The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” which manufacturers are required to report on a quarterly and annual basis to the VA. FSS contracts are federal procurement contracts that include standard government terms and conditions and separate pricing for each product. In addition to the Big Four agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the VHCA formula; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. Medicis chooses to offer one single FCP-based FSS contract price for each product to the Big Four agencies as well as all to other FSS purchasers. Medicis also offers products that are not VHCA covered drugs on its FSS contract at negotiated pricing. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing to an agreed “tracking customer” is reduced.
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

response to the BLA. On March 17, 2008, we announced that the BLA had been re-submitted to the FDA;

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
          Our short-term and long-term investments consist of corporate and various government agency and municipal debt securities and auction rate floating securities. As of March 31, 2008, our investments included $44.1 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to make the securities liquid until a future auction on these investments is successful.
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
          As part of our asset purchase agreement, license agreement and securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, BioMarin will make license payments to us of $1.75 million per quarter for the quarter beginning in April 2008 and $1.5 million per quarter for the subsequent four quarters beginning in July 2008. While we did receive all scheduled quarterly license payments during the first quarter of 2008, 2007, 2006, the Transition Period and fiscal 2005, we cannot give any assurances as to BioMarin’s continuing ability to make these payments to us. Currently, our revenue recognition of these payments is on a cash basis. In addition, while we expect BioMarin to make the final payment of $70.6 million to us in 2009 for the purchase of all of the outstanding shares of Ascent Pediatrics, we cannot give any assurances as to BioMarin’s ability to make this payment. Should BioMarin be unable or unwilling to make the required payments, we may be required to record an impairment of the related Ascent goodwill. If BioMarin defaults on its obligations to make the required payments, we may be forced to incur indebtedness or otherwise reallocate our financial resources to cover the loss of these expected cash payments.
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
          In addition, we rely on outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis, and in accordance with good manufacturing standards and applicable product specifications. As a result, we are subject to and have no control over delays and quality control lapses that our third-party manufacturers and suppliers may suffer. For example, in early May 2008, we became aware that our third-party manufacturer and supplier of SOLODYN® mistakenly filled at least one bottle labeled as SOLODYN® with a different pharmaceutical product. As a result of this occurrence, we initiated a voluntary recall of the two affected lots, each of which was shipped subsequent to March 31, 2008, and we may be subject to claims, fines or other penalties.
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
          We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65-75% of our gross revenues are typically derived from two major drug wholesale concerns. We have recently entered into distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports supplied by our major wholesalers. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our products.
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
RESTYLANE® and PERLANE® are consumer products and as such, are susceptible to changes in popular trends and applicable laws, which could adversely affect sales or product margins of RESTYLANE® and PERLANE®.
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
          On June 4, 2012 and 2017 or upon the occurrence of a change in control, holders of the remaining Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2008, 2013 and 2018 or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. If a significant portion of the holders of the New Notes require us to repurchase their New Notes on June 4, 2008, we may not have sufficient funds on June 4, 2008 or at the time of any such events to make the required repurchases. If all of the New Notes are put back to us on June 4, 2008, we would be required to pay $283.9 million in outstanding principal, plus outstanding accrued interest. We would also be required to pay an accumulated deferred tax liability related to the New Notes. The deferred tax liability related to the New Notes as of March 31, 2008 was $33.2 million.
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
          Pharmaceutical companies are subject to significant regulation by a number of national, state and local governments and agencies. The FDA administers requirements covering testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, sampling, advertising and promotion of our products. Several states have also instituted laws and regulations covering some of these same areas. In addition, the FTC and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. Failure to comply with applicable regulatory requirements could, among other things, result in:
•	fines;

•	changes to advertising;

•	suspensions of regulatory approvals of products;

•	product withdrawals and recalls;

•	delays in product distribution, marketing and sale; and

•	civil or criminal sanctions.
          For example, in early May 2008, we became aware that our third-party manufacturer and supplier of SOLODYN® mistakenly filled at least one bottle labeled as SOLODYN® with a different pharmaceutical product. As a result of this occurrence, we initiated a voluntary recall of the two affected lots, each of which was shipped subsequent to March 31, 2008, and we may be subject to claims, fines or other penalties.
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
          Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities. See Item 1 of Part II of this report, “Legal Proceedings” and Note 14, “Contingencies,” in the notes to the condensed consolidated financial statements listed under Item 1 of Part I of this report, “Financial Statements,” for information concerning our current litigation.

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

Item 6. Exhibits

Exhibit 10.1*	Consulting and Services Agreement, dated as of April 2, 2008, between the Company and Richard J. Havens

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on File 8-K filed with the SEC on April 1, 2008

+	Filed herewith

SIGNATURES
               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: May 12, 2008	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit 10.1*	Consulting and Services Agreement, dated as of April 2, 2008, between the Company and Richard J. Havens

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on File 8-K filed with the SEC on April 1, 2008

+	Filed herewith