Form 10-Q
period 2008-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2008-08-11
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-18443
MEDICIS PHARMACEUTICAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	52-1574808

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
7720 North Dobson Road
Scottsdale, Arizona 85256-2740
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at August 7, 2008
Class A Common Stock $.014 Par Value	56,715,074

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$215,603	$108,046
Short-term investments	254,852	686,634
Accounts receivable, net	23,422	12,377
Inventories, net	23,859	29,973
Deferred tax assets, net	18,731	—
Other current assets	17,586	18,049

Total current assets	554,053	855,079

Property and equipment, net	24,981	13,850

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	258,873	258,873
Other intangible assets	7,468	7,063

	266,341	265,936
Less: accumulated amortization	103,170	92,482

Net intangible assets	163,171	173,454
Goodwill	63,107	63,107
Deferred tax assets, net	63,688	59,445
Long-term investments	98,200	17,072
Other assets	12,706	12,622

	$979,906	$1,194,629

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$43,299	$34,891
Current portion of contingent convertible senior notes	181	283,910
Income taxes payable	34,138	7,734
Deferred tax liabilities, net	—	11,684
Other current liabilities	60,853	56,781

Total current liabilities	138,471	395,000

Long-term liabilities:
Contingent convertible senior notes	169,145	169,145
Deferred revenue	5,417	6,667
Other liabilities	7,408	1,862
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 69,277,786 and 69,005,019 at June 30, 2008 and December 31, 2007, respectively	968	965
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued	—	—
Additional paid-in capital	653,471	641,907
Accumulated other comprehensive income	867	2,221
Accumulated earnings	347,333	319,872
Less: Treasury stock, 12,668,410 and 12,656,503 shares at cost at June 30, 2008 and December 31, 2007, respectively	(343,174)	(343,010)

Total stockholders’ equity	659,465	621,955

	$979,906	$1,194,629

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net product revenues	$128,121	$105,902	$255,577	$198,273
Net contract revenues	4,410	2,962	8,260	5,705

Net revenues	132,531	108,864	263,837	203,978

Cost of product revenues (1)	9,121	14,011	20,223	24,508

Gross profit	123,410	94,853	243,614	179,470

Operating expenses:
Selling, general and administrative (2)	71,872	59,894	143,934	122,155
Impairment of long-lived assets	—	4,067	—	4,067
Research and development (3)	33,000	7,148	42,189	15,154
Depreciation and amortization	6,780	5,878	13,502	11,332

Operating income	11,758	17,866	43,989	26,762

Other expense	—	—	(2,871)	—
Interest and investment income	7,449	9,251	16,649	18,258
Interest expense	(2,148)	(2,568)	(4,555)	(5,226)

Income before income tax expense	17,059	24,549	53,212	39,794

Income tax expense	7,061	9,026	21,160	14,983

Net income	$9,998	$15,523	$32,052	$24,811

Basic net income per share	$0.18	$0.28	$0.57	$0.44

Diluted net income per share	$0.17	$0.24	$0.50	$0.39

Cash dividend declared per common share	$0.04	$0.03	$0.08	$0.06

Basic common shares outstanding	56,493	55,936	56,425	55,782

Diluted common shares outstanding	68,443	71,318	69,343	71,466

(1) amounts exclude amortization of intangible assets related to acquired products	$5,346	$5,165	$10,633	$9,963
(2) amounts include share-based compensation expense	$4,601	$5,524	$8,930	$10,900
(3) amounts include share-based compensation expense	$51	$117	$112	$255
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating Activities:
Net income	$32,052	$24,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,502	11,332
Amortization of deferred financing fees	666	982
Impairment of long-lived assets	—	4,067
Loss on disposal of property and equipment	36	19
Charge reducing value of investment in Revance	2,871	—
Gain on sale of available-for-sale investments	(947)	(48)
Share-based compensation expense	9,042	11,156
Deferred income tax (benefit) expense	(34,657)	6,992
Tax (expense) benefit from exercise of stock options and vesting of restricted stock awards	(1,007)	2,387
Excess tax benefits from share-based payment arrangements	(167)	(1,215)
Decrease in provision for doubtful accounts and returns	(542)	(8,564)
Amortization of (discount)/premium on investments	(919)	(1,457)
Changes in operating assets and liabilities:
Accounts receivable	(10,503)	54,227
Inventories	6,113	(3,641)
Other current assets	463	(3,176)
Accounts payable	5,093	(6,999)
Income taxes payable	26,405	(11,724)
Other current liabilities	2,766	(612)
Other liabilities	(1,891)	543

Net cash provided by operating activities	48,376	79,080

Investing Activities:
Purchase of property and equipment	(7,252)	(4,330)
Payment of direct merger costs	(306)	—
Payments for purchase of product rights	(405)	(29,700)
Purchase of available-for-sale investments	(280,874)	(446,542)
Sale of available-for-sale investments	364,739	114,889
Maturity of available-for-sale investments	267,363	131,283

Net cash provided by (used in) investing activities	343,265	(234,400)

Financing Activities:
Payment of dividends	(3,992)	(3,363)
Payment of contingent convertible senior notes	(283,729)	—
Excess tax benefits from share-based payment arrangements	167	1,215
Proceeds from the exercise of stock options	3,532	15,754

Net cash (used in) provided by financing activities	(284,022)	13,606

Effect of exchange rate on cash and cash equivalents	(62)	410

Net increase (decrease) in cash and cash equivalents	107,557	(141,304)
Cash and cash equivalents at beginning of period	108,046	203,319

Cash and cash equivalents at end of period	$215,603	$62,015

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
2. SHARE-BASED COMPENSATION
     At June 30, 2008, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2008, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2008, was approximately $10.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

     A summary of stock options activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2007	11,666,955	$27.99
Granted	127,702	$22.22
Exercised	(245,066)	$15.57
Terminated/expired	(586,377)	$31.60

Balance at June 30, 2008	10,963,214	$28.01	4.2	$9,961,224

     The intrinsic value of options exercised during the six months ended June 30, 2008 was $1,769,309. Options exercisable under the Company’s share-based compensation plans at June 30, 2008 were 8,902,360, with a weighted average exercise price of $26.64, a weighted average remaining contractual term of 3.8 years, and an aggregate intrinsic value of $9,936,453.
     A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of June 30, 2008, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	10,070,950	$28.19	4.3	$8,545,131
Exercisable	8,129,142	$26.83	3.9	$8,524,818
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Expected dividend yield	0.6% to 0.7%	0.4%
Expected stock price volatility	0.35 to 0.38	0.35
Risk-free interest rate	3.0% to 3.4%	4.5% to 4.8%
Expected life of options	7 Years	7 Years
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
     The weighted average fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $8.90 and $14.98, respectively.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the six months ended June 30, 2008, 636,910 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months and six months ended June 30, 2008, was approximately $1.5 million and $2.6 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the three months and six months ended June 30, 2007, was approximately $1.1 million and $1.7 million, respectively. As of June 30, 2008, the total amount of unrecognized compensation cost related to non-vested restricted stock awards, to be recognized as expense subsequent to June 30, 2008, was approximately $22.6 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.7 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2008 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at December 31, 2007	552,769	$31.92

Granted	636,910	$19.79
Vested	(91,540)	$31.55
Forfeited	(39,639)	$25.74

Non-vested at June 30, 2008	1,058,500	$24.88

     The total fair value of restricted shares vested during the six months ended June 30, 2008 and the six months ended June 30, 2007 was approximately $2.9 million and $0.5 million, respectively.
3. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s short-term and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist primarily of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At June 30, 2008, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $254.9 million and $98.2 million, respectively.

     Available-for-sale securities consist of the following at June 30, 2008 (amounts in thousands):

	JUNE 30, 2008
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate notes and bonds	$111,430	$244	$(565)	$111,109
Federal agency notes and bonds	153,879	889	(155)	154,613
Auction rate floating securities	44,900	—	(1,280)	43,620
Asset-backed securities	42,412	415	(416)	42,411
Commercial paper	1,299	—	—	1,299

Total securities	$353,920	$1,548	$(2,416)	$353,052

     During the three months and six months ended June 30, 2008, the gross realized gains on sales of available-for-sale securities totaled $851,428 and $1,061,456, respectively, while gross losses of $21,361 and $114,034, respectively, were realized. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized losses during the three months and six months ended June 30, 2008, on available-for-sale securities included in stockholders’ equity totaled $2,405,463 and $1,292,893, respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2008, by maturity, are shown below (amounts in thousands):

	JUNE 30, 2008
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$180,169	$180,178
Due after one year through five years	128,851	129,254
Due after five years through 10 years	—	—
Due after 10 years	44,900	43,620

	$353,920	$353,052

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At June 30, 2008, approximately $98.2 million in estimated fair value expected to mature greater than one year has been classified as long-term investments because these investments are in an unrealized loss position, and it is management’s intent to hold these investments until recovery of fair value, which may be maturity.
     As of June 30, 2008, the Company’s investments included $43.6 million of auction rate floating securities. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to make the securities liquid until a future auction on these investments is successful. As a result of the lack of liquidity of these investments, at March 31, 2008, the Company recorded an unrealized loss of $0.8 million on its auction rate floating securities in accumulated other comprehensive income. At June 30, 2008, the Company recorded an additional unrealized loss of $0.5 million on its auction rate floating securities in accumulated other comprehensive income.

     The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Corporate notes and bonds	$74,297	$506	$11,441	$59
Federal agency notes and bonds	64,431	155	—	—
Auction rate floating securities	43,620	1,279	—	—
Asset-backed securities	—	—	2,603	416

Total securities	$182,348	$1,940	$14,044	$475

     As of June 30, 2008, the Company has concluded that the unrealized losses on its investment securities are temporary in nature. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. The Company believes that the changes in the unrealized losses on the securities were caused by changes in credit spreads and liquidity issues in the marketplace and other-than-temporary impairments do not exist. Additionally, the Company has the intent and ability to hold these investments for the time necessary to recover its cost, which for debt securities may be at maturity.
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
     As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investment in Revance Therapeutics, Inc. (“Revance”).
     The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 3). Therefore, the fair values of these auction rate floating securities are estimated utilizing a discounted cash flow analysis as of June 30, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.

     As a result of the temporary declines in fair value for the Company’s auction rate floating securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $1.3 million in accumulated other comprehensive (loss) income. The majority of the auction rate floating securities held by the Company at June 30, 2008, totaling $43.6 million, were in securities collateralized by student loan portfolios. These securities were included in long-term investments at June 30, 2008 in the accompanying condensed consolidated balance sheets. As of June 30, 2008, the Company continued to earn interest on virtually all of its auction rate floating securities. Any future fluctuation in fair value related to these investments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.
     The Company estimates changes in the net realizable value of its investment in Revance based on a hypothetical liquidation at book value approach (see Note 6). During the three months ended March 31, 2008, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008. No further reduction in the carrying value of the Company’s investment in Revance was recorded as a result of using the hypothetical liquidation at book value approach as of June 30, 2008.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2008, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Auction rate floating securities	$43,620	$—	$—	$43,620
Other available-for-sale securities	309,432	309,432	—	—
Investment in Revance	9,086	—	—	9,086

Total assets measured at fair value	$362,138	$309,432	$—	$52,706

     Based on market conditions, the Company changed its valuation methodology for auction rate floating securities to a discounted cash flow analysis during the three months ended March 31, 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 at January 1, 2008.

     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs
(Level 3) as defined in SFAS No. 157 at June 30, 2008 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment
	Floating	in
	Securities	Revance
Balance at January 1, 2008	$—	$11,957
Transfers to Level 3	101,650	—
Total gains (losses) included in earnings	—	(2,871)
Total gains (losses) included in other comprehensive income	(1,280)	—
Purchases and settlements (net)	(56,750)	—

Balance at June 30, 2008	$43,620	$9,086

5. STRATEGIC COLLABORATION
     On June 27, 2008, the Company and a U.S. company entered into a license agreement that provides patent rights for development and commercialization of dermatologic products. Under terms of the agreement, the Company made an initial payment of $2.0 million upon execution of the agreement. In addition, the Company will be required to pay $19.0 million upon successful completion of certain clinical milestones, $15.0 million upon the first commercial sales of the products in the U.S. and $30.0 million upon achievement of certain commercial milestones. The Company will also make royalty payments based on net sales as defined in the license. The $2.0 million payment was recognized as a charge to research and development expense during the three months ended June 30, 2008.
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
     The Company estimates the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). The amount of the Company’s investment that will be expensed periodically is uncertain due to the timing of Revance’s expenditures for research and development of the product, and any charges will not be immediately, if ever, deductible for income tax purposes and will increase the Company’s effective tax rate. Further equity investments, if any, will also be subject to the same accounting treatment as the Company’s original equity investment. During the three months ended March 31, 2008, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008. The $2.9 million was recognized as other expense during the three months ended March 31, 2008. No further reduction in the carrying value of the Company’s investment in Revance was recorded as a result of using the hypothetical liquidation at book value approach as of June 30, 2008.
     A business entity is subject to the consolidation rules of FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) and is referred to as a variable interest entity if it lacks sufficient equity to finance its activities without additional financial support from other parties or its equity holders lack adequate decision making ability based on criteria set forth in FIN 46. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which a company has a significant variable interest. The Company has determined that Revance is a variable interest entity and that the Company is not the primary beneficiary, and therefore the Company’s equity investment in Revance currently does not require the Company to consolidate Revance into its financial statements. The consolidation status could change in the future, however, depending on changes in the Company’s relationship with Revance.
7.	DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN TYPE A PRODUCT KNOWN AS RELOXIN®
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
     In May 2008, the FDA accepted the filing of Ipsen’s Biologics License Application for RELOXIN®, and in accordance with the agreement, Medicis paid Ipsen $25.0 million during the three months ended June 30, 2008 upon achievement of this milestone. The $25.0 million was recognized as a charge to research and development expense during the three months ended June 30, 2008.
     Medicis will pay an additional $1.5 million upon the successful completion of a regulatory milestone, $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to Medicis for the term of the agreement, which extends to December 2036. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. Under the terms of the agreement, Medicis is responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan.

8.	IMPAIRMENT OF LONG-LIVED ASSETS
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

     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Acne and acne-related dermatological products	$79,462	$55,435	$163,168	$101,383
Non-acne dermatological products	40,931	46,173	78,697	86,816
Non-dermatological products	12,138	7,256	21,972	15,779

Total net revenues	$132,531	$108,864	$263,837	$203,978

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Acne and acne-related dermatological products	60%	51%	62%	50%
Non-acne dermatological products	31	42	30	42
Non-dermatological products	9	7	8	8

Total net revenues	100%	100%	100%	100%

10.	INVENTORIES
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
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of June 30, 2008 and December 31, 2007, there are no costs capitalized into inventory for products that have not yet received regulatory approval.
     Inventories consist of the following at June 30, 2008 and December 31, 2007 (amounts in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$7,807	$9,002
Finished goods	17,584	24,789
Valuation reserve	(1,532)	(3,818)

Total inventories	$23,859	$29,973

11.	CONTINGENT CONVERTIBLE SENIOR NOTES
     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at June 30, 2008 or December 31, 2007. The Old Notes will mature on June 4, 2032.

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
     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at June 30, 2008. The New Notes mature on June 4, 2033.
     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
     Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company will also be required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This deferred tax liability, which is included in income taxes payable as of June 30, 2008, will be settled and paid during the three months ended September 30, 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of June 30, 2008. The Company intends to redeem the remaining $181,000 of principal amount of New Notes during the second half of 2008.
     The Company may redeem some or all of the remaining New Notes at any time on or after June 11, 2008, at a redemption price, payable in cash, of 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the remaining New Notes may require the Company to repurchase all or a portion of their remaining New Notes on June 4, 2013 and June 4, 2018, and upon a change in control (as defined in the indenture governing the New Notes), at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash.
     The remaining New Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:
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
     The remaining New Notes, which are unsecured, do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants. The remaining New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made.
     During the quarter ended December 31, 2006, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the Company’s Class A common stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarter ended December 31, 2006. The holders of Old Notes had this conversion right only until March 31, 2007. During the three months ended March 31, 2007, outstanding principal amounts of $5,000 of Old Notes were converted into shares of the Company’s

Class A common stock. During the quarters ended June 30, 2008, March 31, 2008 and December 31, 2007, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
12.	INCOME TAXES
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
     At June 30, 2008 the Company has an unrealized tax loss of $12.2 million related to the Company’s option to acquire Revance or license Revance’s product that is under development. The Company has currently assessed that the unrealized loss would result in a capital loss carryover if realized. Due to tax limitations on the utilization of capital loss carryovers, the Company recorded a valuation allowance of $3.3 million against the capital loss carryover as of December 31, 2007. The valuation allowance increased $1.1 million to $4.4 million during the six months ended June 30, 2008.
     During the three months ended June 30, 2008 and June 30, 2007, the Company made net tax payments of $18.9 million and $4.9 million, respectively. During the six months ended June 30, 2008 and June 30, 2007, the Company made net tax payments of $30.2 million and $17.2 million, respectively.
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

The amount of unrecognized tax benefits decreased $0.9 million from $2.1 million to $1.2 million during the six months ended June 30, 2008 as part of the settlement with the Arizona Department of Revenue. Recognition of the $1.2 million unrecognized tax benefits would have a favorable effect of $800,000 on the Company’s effective tax rate.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company has accrued approximately $200,000 and $150,000 (net of tax benefits) for the payment of interest and penalties at December 31, 2007, and June 30, 2008, respectively.
13.	DIVIDENDS DECLARED ON COMMON STOCK
     On June 11, 2008, the Company declared a cash dividend of $0.04 per issued and outstanding share of its Class A common stock payable on July 31, 2008 to stockholders of record at the close of business on July 1, 2008. The $2.3 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2008.
14.	SHARE REPURCHASE PROGRAM
     On August 29, 2007, the Company’s Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of Medicis’ Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) will depend on factors such as the market price of Medicis’ Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit is reached. As of August 11, 2008, no shares had been repurchased under this plan.
15.	COMPREHENSIVE INCOME
     Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months and six months ended June 30, 2008 was $7.6 million and $30.7 million, respectively. Total comprehensive income for the three months and six months ended June 30, 2007 was $15.6 million and $25.0 million, respectively.

16.	NET INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
BASIC

Net income	$9,998	$15,523	$32,052	$24,811

Weighted average number of common shares outstanding	56,493	55,936	56,425	55,782

Basic net income per common share	$0.18	$0.28	$0.57	$0.44

DILUTED

Net income	$9,998	$15,523	$32,052	$24,811

Add:
Tax-effected interest expense and issue costs related to Old Notes	666	779	1,332	1,615
Tax-effected interest expense and issue costs related to New Notes	687	839	1,538	1,677

Net income assuming dilution	$11,351	$17,141	$34,922	$28,103

Weighted average number of common shares	56,493	55,936	56,425	55,782

Effect of dilutive securities:
Old Notes	5,823	5,823	5,823	5,823
New Notes	5,233	7,325	6,279	7,325
Stock options and restricted stock	894	2,234	816	2,536

Weighted average number of common shares assuming dilution	68,443	71,318	69,343	71,466

Diluted net income per common share	$0.17	$0.24	$0.50	$0.39

     Diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Earnings per Share.” Diluted net income per common share is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.
     The diluted net income per common share computation for the three and six months ended June 30, 2008 excludes 9,618,647 and 9,725,260 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. The diluted net income per common share computation for the three and six months ended June 30, 2007 excludes 3,007,388 and 3,346,583 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.

17.	CONTINGENCIES
     On April 30, 2008, the Company received notice from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo Israel”), a generic pharmaceutical company, that it had filed an Abbreviated New Drug Application with the FDA for a generic version of the Company’s VANOS® fluocinonide cream 0.1%. Perrigo Israel’s notice indicated that it was challenging only one of the two patents that the Company listed with the FDA for VANOS® cream. On June 6, 2008, the Company filed a complaint for patent infringement against Perrigo Israel and its domestic corporate parent Perrigo Company in the United States District Court for the Western District of Michigan. The complaint asserts that Perrigo Israel and Perrigo Company have infringed both of the Company’s patents for VANOS® Cream.
     On January 15, 2008, IMPAX Laboratories, Inc. (“IMPAX”) filed a lawsuit against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an Abbreviated New Drug Application for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX has appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit.
     On October 27, 2005, the Company filed suit against Upsher-Smith Laboratories, Inc. of Plymouth, Minnesota and against Prasco Laboratories of Cincinnati, Ohio for infringement of Patent No. 6,905,675 entitled “Sulfur Containing Dermatological Compositions and Methods for Reducing Malodors in Dermatological Compositions” covering our sodium sulfacetamide/sulfur technology. This intellectual property is related to the Company’s PLEXION® Cleanser product. The suit was filed in the U.S. District Court for the District of Arizona, and seeks an award of damages, as well as a preliminary and a permanent injunction. A hearing on the Company’s preliminary injunction motion was heard on March 8 and March 9, 2006. On May 2, 2006, and order denying the motion for a preliminary injunction was received by Medicis. The Court has entered an order staying the case until the conclusion of a patent reexamination request submitted by Medicis.
     On May 25, 2006, Prasco Laboratories of Cincinnati, Ohio filed suit against the Company and Imaginative Research Associated (“IRA”) seeking a declaration that Prasco’s Oscion product does not infringe certain patents owned by the Company or by IRA. The Company and IRA moved to dismiss that suit on the grounds that the court had no jurisdiction under the Declaratory Judgment Act to hear the case. The court granted the Company’s motion and dismissed the case. Prasco has appealed and the appeal is pending before the U.S. Court of Appeal for the Federal Circuit. The case was argued to the U.S. Court of Appeals on April 10, 2008.
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
18.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Statements and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. The Company adopted SFAS No. 159 as of January 1, 2008, and the Company has elected not to exercise the fair value irrevocable option. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated results of operations and financial condition.
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
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R provides for the following changes from SFAS No. 141: 1) an acquirer will record all assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; 2) certain contingent assets and liabilities acquired will be recognized at fair value at the acquisition date; 3) contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; 4) acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; 5) reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and 6) when making adjustments to finalize initial accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating SFAS No. 141R and its impact, if any, on the Company’s consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating SFAS No. 160 and its impact, if any, on its consolidated results of operations and financial condition.
     In December 2007, the EITF reached a consensus on EITF 07-01, Accounting for Collaborative Agreements. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating EITF 07-01 and its impact, if any, on its consolidated results of operations and financial condition.
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating FSP 142-3 and its impact, if any, on its consolidated results of operations and financial condition.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company does not expect FSP APB 14-1 to impact its consolidated results of operations and financial condition.
19.	SUBSEQUENT EVENT
     On July 1, 2008, the Company, through its wholly-owned subsidiary Donatello, Inc., acquired LipoSonix, Inc. (“LipoSonix”), an independent, privately-held company that employs a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix is a medical device company developing non-invasive body sculpting technology, and recently launched its first product in Europe, where it is being marketed and sold through distributors. The LipoSonix technology is currently not approved for sale or use in the United States.
     Under terms of the transaction, Medicis paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, Medicis will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LipoSonix technology and if various commercial milestones are achieved on a worldwide basis.
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
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65%-75% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have recently entered into distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our products. We believe the trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
Recent Developments
     The following significant events and transactions occurred during the six months ended June 30, 2008 and affected our results of operations, our cash flows and our financial condition:
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
     During the three months ended March 31, 2008, we reduced the carrying value of our investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008. We recognized the $2.9 million as other expense in our condensed consolidated statement of operations during the three months ended March 31, 2008. No further reduction in the carrying value of our investment in Revance was recorded as a result of using the hypothetical liquidation at book value approach as of June 30, 2008.
Acceptance of RELOXIN ® BLA by the FDA
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen, S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., our wholly-owned subsidiary, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan.
     In May 2008, the FDA accepted the filing of Ipsen’s Biologics License Application (“BLA”) for RELOXIN®, and in accordance with the agreement, we paid Ipsen $25.0 million during the three months ended June 30, 2008 upon achievement of this milestone. The $25.0 million was recognized as a charge to research and development expense in our condensed consolidated statement of operations during the three months ended June 30, 2008.
     We will pay an additional $1.5 million upon the successful completion of a future regulatory milestone, $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan.
Repurchase of New Notes
     In accordance with the terms of our 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”), holders of the New Notes were able to require us to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Prior to June 4, 2008, approximately $283.9 million in principal amount of the New Notes was outstanding. Holders of approximately $283.7 million of New Notes elected to require us to repurchase their New Notes on June 4, 2008. We paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require us to repurchase their New Notes. We will also be required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This deferred tax liability, which is included in income taxes payable in our condensed consolidated balance sheets as of June 30, 2008, will be settled and paid during the three months ended September 30, 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of June 30, 2008. We intend to redeem the remaining $181,000 of principal amount of New Notes during the second half of 2008.
Subsequent Event — Acquisition of LipoSonix
     On July 1, 2008, we, through our wholly-owned subsidiary Donatello, Inc., acquired LipoSonix, Inc. (“LipoSonix”), an independent, privately-held company that employs a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix is a medical device company developing non-invasive body sculpting technology, and recently launched its first product in Europe, where it is being marketed and sold through distributors. The LipoSonix technology is currently not approved for sale or use in the United States.
     Under terms of the transaction, we paid $150 million in cash for all of the outstanding             shares of LipoSonix. In addition, we will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LipoSonix technology and if various commercial milestones are achieved on a worldwide basis.
Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008(a)	2007(b)	2008 (c)	2007(d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	93.1	87.1	92.3	88.0
Operating expenses	84.2	70.6	75.6	74.9

Operating income	8.9	16.5	16.7	13.1
Other expense	—	—	1.1	—
Interest and investment (income) expense, net	(4.0)	(6.1)	(4.6)	(6.4)

Income before income tax expense	12.9	22.6	20.2	19.5
Income tax expense	5.4	8.3	8.1	7.3

Net income	7.5%	14.3%	12.1%	12.2%

(a)	Included in operating expenses is $25.0 million (18.9% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN® and $4.7 million (3.5% of net revenues) of compensation expense related to stock options and restricted stock.

(b)	Included in operating expenses is $5.6 million (5.2% of net revenues) of compensation expense related to stock options and restricted stock and $4.1 million (3.7% of net revenues) for the write-down of an intangible asset related to OMNICEF®.

(c)	Included in operating expenses is $25.0 million (9.5% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN® and $9.0 million (3.4% of net revenues) of compensation expense related to stock options and restricted stock.

(d)	Included in operating expenses is $11.2 million (5.5% of net revenues) of compensation expense related to stock options and restricted stock and $4.1 million (2.0% of net revenues) for the write-down of an intangible asset related to OMNICEF®.

(e)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Net Revenues
     The following table sets forth the net revenues for the three months ended June 30, 2008 (the “second quarter of 2008”) and June 30, 2007 (the “second quarter of 2007”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2008	2007	$ Change	% Change
Net product revenues	$128.1	$105.9	$22.2	21.0%
Net contract revenues	$4.4	$3.0	$1.4	48.9%

Net revenues	$132.5	$108.9	$23.6	21.7%

	Second	Second
	Quarter	Quarter
	2008	2007	$ Change	% Change
Acne and acne-related dermatological products	$79.5	$55.4	$24.1	$43.3%
Non-acne dermatological products	40.9	46.2	(5.3)	(11.4)%
Non-dermatological products (including contract revenues)	12.1	7.3	4.8	67.3%

Total net revenues	$132.5	$108.9	$23.6	21.7%

	Second	Second	Percentage
	Quarter	Quarter	Point
	2008	2007	Change
Acne and acne-related dermatological products	60.0%	50.9%	9.1%
Non-acne dermatological products	30.9%	42.4%	(11.5)%
Non-dermatological products (including contract revenues)	9.1%	6.7%	2.4%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the second quarter of 2008 primarily as a result of an increase in sales of SOLODYN®. Net revenues associated with our acne and acne-related dermatological products increased by $24.1 million, or 43.3%, and by 9.1 percentage points as a percentage of net revenues during the second quarter of 2008 as compared to the second quarter of 2007 primarily as a result of the increased sales of SOLODYN®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 11.4% during the second quarter of 2008 as compared to the second quarter of 2007, primarily due to the year-over-year change in the economic and competitive environment of the non-acne product category. Net revenues associated with our non-dermatological products increased by $4.8 million, or 67.3%, and by 2.4 percentage points as a percentage of net revenues during the second quarter of 2008 as compared to the second quarter of 2007, primarily due to an increase in sales of BUPHENYL® and an increase in contract revenue.

     Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for the second quarter of 2008 and 2007 was approximately $5.3 million and $5.2 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the second quarter of 2008 and 2007, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2008	2007	$ Change	% Change
Gross profit	$123.4	$94.9	$28.5	30.1%
% of net revenues	93.1%	87.1%
     The increase in gross profit during the second quarter of 2008, compared to the second quarter of 2007, was due to the increase in our net revenues, and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the second quarter of 2008 as compared to the second quarter of 2007. Increased sales of SOLODYN®, a higher margin product, during the second quarter of 2008, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues. In addition, gross margin for the second quarter of 2007 included a charge for an increase in our inventory obsolescence reserve of approximately $3.3 million, which reduced gross margin as a percentage of net revenues by approximately 3.0 percentage points.
     Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the second quarter of 2008 and 2007, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2008	2007	$ Change	% Change
Selling, general and administrative	$71.9	$59.9	$12.0	20.0%
% of net revenues	54.2%	55.0%
Share-based compensation expense included in selling, general and administrative	$4.6	$5.5	$(0.9)	(16.7)%
     The increase in selling, general and administrative expenses during the second quarter of 2008 from the second quarter of 2007 was attributable to approximately $5.7 million of increased personnel costs, primarily related to an increase in the number of employees from 467 as of June 30, 2007 to 502 as of June 30, 2008 and the effect of the annual salary increase that occurred during February 2008, $5.7 million of increased professional and consulting expenses, including costs related to patent litigation associated with our SOLODYN® product, business development costs and the implementation of our new enterprise resource planning (ERP) system, and $0.6 million of increased other additional selling, general and administrative costs incurred during the second quarter of 2008. We expect to continue to incur legal and other professional fees during the second half of 2008 as a result of patent protection related to our SOLODYN® and VANOS® products.

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
     Research and Development Expenses
     The following table sets forth our research and development expenses for the second quarter of 2008 and 2007 (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2008	2007	$ Change	% Change
Research and development	$33.0	$7.1	$25.9	361.6%
Charges included in research and development	$25.0	$—	$25.0	100.0%
Share-based compensation expense included in research and development	$0.1	$0.1	$—	—%
     Included in research and development expenses for the second quarter of 2008 was a $25.0 million milestone payment made to Ipsen after the FDA’s May 19, 2008 acceptance of the filing of Ipsen’s BLA for RELOXIN®. The primary product under development during the second quarter of 2008 and the second quarter of 2007 was RELOXIN®. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
     In accordance with our development and distribution agreement with Ipsen for the development of RELOXIN®, we will pay Ipsen $1.5 million upon successful completion of a future regulatory milestone, and we will pay Ipsen $75.0 million upon the FDA’s approval of RELOXIN®.
     Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the second quarter of 2008 increased $0.9 million, or 15.4%, to $6.8 million from $5.9 million during the second quarter of 2007. This increase was primarily due to amortization related to a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® capitalized during the second quarter of 2007.
     Interest and Investment Income
     Interest and investment income during the second quarter of 2008 decreased $1.9 million, or 19.5%, to $7.4 million from $9.3 million during the second quarter of 2007, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008, and a decrease in the interest rates achieved by our invested funds during the second quarter of 2008. We expect interest and investment income to be lower in the second half for 2008 as compared to the second half of 2007 due to the decrease in funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008. See Note 11 in our accompanying condensed consolidated financial statements for further discussion on the New Notes.

     Interest Expense
     Interest expense during the second quarter of 2008 decreased $0.5 million, to $2.1 million during the second quarter of 2008 from $2.6 million during the second quarter of 2007. Our interest expense during the second quarter of 2008 and 2007 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, and due to the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007. See Note 11 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes. We expect interest expense to be lower in the second half for 2008 as compared to the second half of 2007 due to the impact of the repurchase of $283.7 million of our New Notes in June 2008 and the impact of the origination costs of the New Notes being fully amortized as of June 30, 2008. The tax-effected net interest expense and issue cost amortization on the Old Notes and New Notes are added back to net income when computing diluted net income per share.
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
     Our effective tax rate for the second quarter of 2008 was 41.4%, as compared to 36.8% for the second quarter of 2007. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective rate was higher during the second quarter of 2008 as compared to the second quarter of 2007 as we are not currently recording tax benefits on the charge related to the reduction in carrying value of our investment in Revance.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Net Revenues
     The following table sets forth our net revenues for the six months ended June 30, 2008 (the “2008 six months”) and the six months ended June 30, 2007 (the “2007 six months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
Net product revenues	$255.6	$198.3	$57.3	28.9%
Net contract revenues	$8.2	$5.7	$2.5	44.8%

Net revenues	$263.8	$204.0	$59.8	29.3%

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
Acne and acne-related dermatological products	$163.1	$101.4	$61.7	60.9%
Non-acne dermatological products	78.7	86.8	(8.1)	(9.4)%
Non-dermatological products (including contract revenues)	22.0	15.8	6.2	39.2%

Total net revenues	$263.8	$204.0	$59.8	29.3%

			Percentage
	2008 Six	2007 Six	Point
	Months	Months	Change
Acne and acne-related dermatological products	61.8%	49.7%	12.1%
Non-acne dermatological products	29.8%	42.6%	(12.8)%
Non-dermatological products (including contract revenues)	8.4%	7.7%	0.7%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the 2008 six months primarily as a result of an increase in sales of SOLODYN®. Net revenues associated with our acne and acne-related dermatological products increased by $61.7 million, or 60.9%, and by 12.1 percentage points as a percentage of net revenues during the 2008 six months as compared to the 2007 six months primarily as a result of the increased sales of SOLODYN®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 9.4% during the 2008 six months as compared to the 2007 six months, primarily due to the year-over-year change in the economic and competitive environment of the non-acne product category. Net revenues associated with our non-dermatological products increased by $6.2 million, or 39.2%, and by 0.7 percentage points as a percentage of net revenues during the 2008 six months as compared to the 2007 six months, primarily due to an increase in sales of AMMONUL® and an increase in contract revenue.
     Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for the 2008 six months and 2007 six months was approximately $10.6 million and $10.0 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the 2008 six months and the 2007 six months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
Gross profit	$243.6	$179.5	$64.1	35.7%
% of net revenues	92.3%	88.0%
     The increase in gross profit during the 2008 six months, compared to the 2007 six months, was due to the increase in our net revenues and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during the 2008 six months as compared to the 2007 six months. Increased sales of SOLODYN®, a higher margin product, during the 2008 six months, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues. In addition, gross margin for the 2007 six months included a charge for an increase in our inventory obsolescence reserve of approximately $3.5 million, which reduced gross margin as a percentage of net revenues by approximately 1.3 percentage points. The increase in the inventory obsolescence reserve during the 2007 six months was due to an increase in inventory during the 2007 six months projected to not be sold by expiry dates.
     Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the 2008 six months and 2007 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
Selling, general and administrative	$143.9	$122.2	$21.7	17.8%
% of net revenues	54.6%	59.9%
Share-based compensation expense included in selling, general and administrative	$8.9	$10.9	$(2.0)	(18.1)%
     The increase in selling, general and administrative expenses during the 2008 six months from the 2007 six months was attributable to approximately $10.1 million of increased personnel costs, primarily related to an increase in the number of employees from 467 as of June 30, 2007 to 502 as of June 30, 2008 and the effect of the annual salary increase that occurred during February 2008, and $11.6 million of increased professional and consulting expenses, including costs related to patent litigation associated with our SOLODYN® product, business development costs and the implementation of our new enterprise resource planning (ERP) system incurred during the 2008 six months.
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

     Research and Development Expenses
     The following table sets forth our research and development expenses for the 2008 six months and 2007 six months (dollar amounts in millions):

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
Research and development	$42.2	$15.2	$27.0	178.4%
Charges included in research and development	$25.0	$—	$25.0	100.0%
Share-based compensation expense included in research and development	$0.1	$0.3	$(0.2)	(56.2)%
     Included in research and development expenses for the 2008 six months was a $25.0 million milestone payment made to Ipsen after the FDA’s May 19, 2008 acceptance of the filing of Ipsen’s BLA for RELOXIN®. The primary product under development during the 2008 six months and the 2007 six months was RELOXIN®.
     Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the 2008 six months increased $2.2 million, or 19.1%, to $13.5 million from $11.3 million during the 2007 six months. This increase was primarily due to amortization related to a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® capitalized during the second quarter of 2007.
     Other Expense
     Other expense of $2.9 million recognized during the first quarter of 2008 represented a reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008.
     Interest and Investment Income
     Interest and investment income during the 2008 six months decreased $1.7 million, or 8.8%, to $16.6 million from $18.3 million during the 2007 six months, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008, and a decrease in the interest rates achieved by our invested funds during the 2008 six months. We expect interest and investment income to be lower in the second half for 2008 as compared to the second half of 2007 due to the decrease in funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008. See Note 11 in our accompanying condensed consolidated financial statements for further discussion on the New Notes.
     Interest Expense
     Interest expense during the 2008 six months decreased $0.6 million, to $4.6 million during the 2008 six months from $5.2 million during the 2007 six months. Our interest expense during the 2008 six months and 2007 six months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during the 2008 six months as compared to the 2007 six months was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, and due to the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007. See Note 11 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes. We expect interest expense to be lower in the second half for 2008 as compared to the second half of 2007 due to the impact of the repurchase of $283.7 million of our New Notes in June 2008 and the impact of the origination costs of the New Notes being fully amortized as of June 30, 2008. The tax-effected net interest expense and issue cost amortization on the Old Notes and New Notes are added back to net income when computing diluted net income per share.

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
     Our effective tax rate for the 2008 six months was 39.8%, as compared to 37.7% for the 2007 six months. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective rate was higher during the 2008 six months as compared to the 2007 six months as we are not currently recording tax benefits on the charge related to the reduction in carrying value of our investment in Revance.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the 2008 six months and 2007 six months, and selected balance sheet components as of June 30, 2008 and December 31, 2007 (dollar amounts in millions):

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$48.4	$79.1	$(30.7)	(38.8)%
Investing activities	$343.3	$(234.4)	$577.7	246.4%
Financing activities	$(284.0)	$13.6	$(297.6)	(2,187.5)%

	June 30, 2008	Dec. 31, 2007	$ Change	% Change
Cash, cash equivalents and short-term investments	$470.5	$794.7	$(324.2)	(40.8)%
Working capital	$415.6	$460.1	$(44.5)	(9.7)%
Long-term investments	$98.2	$17.1	$81.1	475.2%
2.5% contingent convertible senior notes due 2032	$169.2	$169.2	$—	—
1.5% contingent convertible senior notes due 2033	$0.2	$283.9	$(283.7)	(99.9)%
Working Capital
     Working capital as of June 30, 2008 and December 31, 2007 consisted of the following (dollar amounts in millions):

	June 30, 2008	Dec. 31, 2007	$ Change	% Change
Cash, cash equivalents and short-term investments	$470.5	$794.7	$(324.2)	(40.8)%
Accounts receivable, net	23.4	12.4	11.0	89.2%
Inventories, net	23.9	30.0	(6.1)	(20.4)%
Deferred tax assets, net	18.7	—	18.7	100.0%
Other current assets	17.6	18.0	(0.4)	(2.6)%

Total current assets	554.1	855.1	(301.0)	(35.2)%

Accounts payable	43.3	34.9	8.4	24.1%
Current portion of long- term debt	0.2	283.9	(283.7)	(99.9)%
Income taxes payable	34.1	7.7	26.4	341.4%
Deferred tax liabilities, net	—	11.7	(11.7)	(100.0)%
Other current liabilities	60.9	56.8	4.1	7.2%

Total current liabilities	138.5	395.0	(256.5)	(64.9)%

Working capital	$415.6	$460.1	$(44.5)	(9.7)%

     We had cash, cash equivalents and short-term investments of $470.5 million and working capital of $415.6 million at June 30, 2008, as compared to $794.7 million and $460.1 million, respectively, at December 31, 2007. The decrease in cash, cash equivalents and short-term investments was primarily due to the repurchase of $283.7 million of our New Notes during June 2008, and by a net transfer of $81.1 million of our short-term investments into long-term investments, partially offset by the generation of $48.4 million of operating cash flow during the 2008 six months. The decrease in working capital was primarily due to a net transfer of $81.1 million of our short-term investments into long-term investments, partially offset by the generation of $48.4 million of operating cash flow during the 2008 six months.

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
     On July 1, 2008, we acquired LipoSonix, Inc. (“LipoSonix”), an independent, privately-held company that employs a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix is a medical device company developing non-invasive body sculpting technology, and recently launched its first product in Europe, where it is being marketed and sold through distributors. The LipoSonix technology is currently not approved for sale or use in the United States. Under terms of the transaction, we paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, we will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LipoSonix technology and if various commercial milestones are achieved on a worldwide basis.
     As of June 30, 2008, our short-term investments included $43.6 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to make the securities liquid until a future auction on these investments is successful. As a result of the lack of liquidity of these investments, at June 30, 2008, we have recorded an unrealized loss of $1.3 million on our auction rate floating securities in accumulated other comprehensive income in our condensed consolidated balance sheets.
     During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We occupied the new headquarter office space, which is located approximately one mile from our previous headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. There is no cash obligation for lease payments until 2009. We obtained possession of the leased premises and therefore began accruing rent expense during the first quarter of 2008. Rent expense recognized during the 2008 six months related to this property was approximately $1.5 million. During the first quarter of 2008, we received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease. In 2008, upon vacating our previous headquarters facility, we will be required to record a charge for the estimated remaining net cost for the lease, net of potential sublease income. Total lease payments remaining after June 30, 2008 on our previous headquarters facility total approximately $5.3 million.
     During 2007, we began designing and implementing a new enterprise resource planning (ERP) system to integrate and improve the financial and operational aspects of our business. During 2007 and the six months ended June 30, 2008, we invested approximately $9.5 million and $4.2 million, respectively, on this project.

Operating Activities
     Net cash provided by operating activities during the 2008 six months was approximately $48.4 million, compared to net cash provided by operating activities during the 2007 six months of approximately $79.1 million. The following is a summary of the primary components of cash provided by operating activities during the 2008 six months and 2007 six months (in millions):

	2008 Six	2007 Six
	Months	Months
Payments made to Ipsen related to development of RELOXIN®	$(25.0)	$—
Income taxes paid	(30.2)	(17.2)
Other cash provided by operating activities	103.6	96.3

Cash provided by operating activities	$48.4	$79.1

Investing Activities
     Net cash provided by investing activities during the 2008 six months was approximately $343.3 million, compared to net cash used in investing activities during the 2007 six months of $234.4 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective six-month periods. In addition, approximately $29.1 million was paid to Q-Med upon the FDA’s approval of PERLANE® during the second quarter of 2007.
Financing Activities
     Net cash used in financing activities during the 2008 six months was $284.0 million, compared to net cash provided by financing activities of $13.6 million during the 2007 six months. Cash used in financing activities during the 2008 six months included the repurchase of $283.7 million of New Notes during June 2008. Proceeds from the exercise of stock options were $3.5 million during the 2008 six months compared to $15.8 million during the 2007 six months. Dividends paid during the 2008 six months was $4.0 million, and dividends paid during the 2007 six months was $3.4 million.
Contingent Convertible Senior Notes and Other Long-Term Commitments
     We have two outstanding series of Contingent Convertible Senior Notes, consisting of $169.2 million principal amount of 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”) and $0.2 million principal amount of 1.5% Contingent Convertible Senior Notes due 2033 (the “New Notes”). In accordance with the terms of our New Notes, holders of the New Notes were able to require us to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Prior to June 4, 2008, approximately $283.9 million in principal amount of the New Notes was outstanding. Holders of approximately $283.7 million of New Notes elected to require us to repurchase their New Notes on June 4, 2008. We paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require us to repurchase their New Notes. We will also be required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This deferred tax liability, which is included in income taxes payable in our condensed consolidated balance sheets as of June 30, 2008, will be settled and paid during the three months ended September 30, 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of June 30, 2008. We intend to redeem the remaining $181,000 of principal amount of New Notes during the second half of 2008.
     The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made. On June 4, 2012 and 2017 or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2013 and 2018 or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash.
     Except for the Old Notes, we had only $11.9 million of long-term liabilities and we had only $138.5 million of current liabilities at June 30, 2008. Our other commitments and planned expenditures consist principally of payments we will make in connection with the acquisition of LipoSonix, strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be continuing our implementation of a new ERP system during 2008, which will require financial expenditures to complete.
     We have made available to BioMarin Pharmaceutical Inc. (“BioMarin”) the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004, but may be repaid by BioMarin at any time prior to the option purchase date. As of August 11, 2008, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
Repurchases of Common Stock
     On August 29, 2007, our Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of our Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) will depend on factors such as the market price of our Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit is reached. As of August 11, 2008, no shares had been repurchased under this plan.
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $32.5 million on our common stock. In addition, on June 11, 2008, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on July 31, 2008 to our stockholders of record at the close of business on July 1, 2008. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
     As discussed in Note 4 to the unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157 as of January 1, 2008. We determined that we utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $43.6 million at June 30, 2008. These securities were included in long-term investments at June 30, 2008.
     Our auction rate floating securities are classified as available for sale securities and are reflected at fair value. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and have recorded a temporary unrealized decline in fair value of $1.3 million, with an offsetting entry to accumulated other comprehensive income, as of June 30, 2008. We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. government. In addition, our holdings of auction rate floating securities represented less than ten percent of our total cash and cash equivalents, restricted cash and short-term and long-term investment balance at June 30, 2008, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income. We will re-evaluate each of these factors as market conditions change in subsequent periods.
Off-Balance Sheet Arrangements
     As of June 30, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2007. There were no new significant accounting estimates in the second quarter of 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Statements and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. We adopted SFAS No. 159 as of January 1, 2008, and we have elected not to exercise the fair value irrevocable option. The adoption of SFAS No. 159 did not have a material effect on our consolidated results of operations and financial condition.
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
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R provides for the following changes from SFAS No. 141: 1) an acquirer will record all assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; 2) certain contingent assets and liabilities acquired will be recognized at fair value at the acquisition date; 3) contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; 4) acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; 5) reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and 6) when making adjustments to finalize initial accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating SFAS No. 141R and its impact, if any, on our consolidated results of operations and financial condition.
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
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating FSP 142-3 and its impact, if any, on our consolidated results of operations and financial condition.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We do not expect FSP APB 14-1 to impact our consolidated results of operations and financial condition.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of Artefill®, Evolence®, Prevelle® Silk, Radiesse®, Sculptra®, Elevess™, Juvéderm™ Ultra and Juvéderm™ Ultra Plus, competitors to RESTYLANE® and PERLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS, LOPROX® Cream and LOPROX® Gel products, and potential generic forms of our LOPROX® Shampoo, TRIAZ®, PLEXION®, SOLODYN®, or VANOS® products;

•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;

•	the success of research and development activities, including the development of RELOXIN® and additional forms of SOLODYN®, and our ability to obtain regulatory approvals;

•	the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products;

•	changes in our product mix;

•	the anticipated size of the markets and demand for our products;

•	changes in prescription levels;

•	the impact of acquisitions, divestitures and other significant corporate transactions, including our acquisition of LipoSonix;

•	the effect of economic changes in hurricane-effected areas;

•	manufacturing or supply interruptions;

•	importation of other dermal filler products, including the unauthorized distribution of products approved in countries neighboring the U.S;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons, including prescription levels;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;

•	the availability of product supply or changes in the cost of raw materials;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;

•	possible federal and/or state legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	our ability to successfully design and implement our new enterprise resource planning (ERP) system;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals;

•	the inability to obtain required regulatory approvals for any of our pipeline products, such as RELOXIN®;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;

•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products, and our ability to accurately forecast our financial performance as a result;

•	failure to comply with our corporate integrity agreement, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and

•	the inability to successfully integrate newly-acquired entities, such as LipoSonix.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2008, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

     During the three months ended June 30, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
     The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1, “Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.
     On April 30, 2008, we received notice from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo Israel”), a generic pharmaceutical company, that it had filed an Abbreviated New Drug Application with the FDA for a generic version of our VANOS® fluocinonide cream 0.1%. Perrigo Israel’s notice indicated that it was challenging only one of the two patents that we listed with the FDA for VANOS® cream. On June 6, 2008, we filed a complaint for patent infringement against Perrigo Israel and its domestic corporate parent Perrigo Company in the United States District Court for the Western District of Michigan. The complaint asserts that Perrigo Israel and Perrigo Company have infringed both of our patents for VANOS® Cream.
     On January 15, 2008, IMPAX Laboratories, Inc. (“IMPAX”) filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an Abbreviated New Drug Application (“ANDA”) for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX has appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit.
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
     On May 25, 2006, Prasco Laboratories of Cincinnati, Ohio filed suit against us and Imaginative Research Associates (“IRA”) seeking a declaration that Prasco’s Oscion product does not infringe certain patents owned by us or by IRA. We and IRA moved to dismiss that suit on the grounds that the court had no jurisdiction under the Declaratory Judgment Act to hear the case. The court granted our motion and dismissed the case. Prasco has appealed and the appeal is pending before the U.S. Court of Appeals for the Federal Circuit. The case was argued to the U.S. Court of Appeals on April 10, 2008.

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
     We currently have one issued patent relating to SOLODYN® that does not expire until 2018. As part of our patent strategy, we are currently pursuing additional patent applications for SOLODYN®. However, we cannot provide any assurance that any additional patents will be issued relating to SOLODYN®. For example, on June 16, 2008, we announced that we received final rejections from the USPTO with respect to two of our patent applications relating to SOLODYN® (application numbers 11/776,669 and 11/776,711). The failure to obtain additional patent protection could adversely affect our ability to deter generic competition, which would adversely affect SOLODYN® revenue and our results of operations.
     In addition, SOLODYN® may face generic competition in the near future without prior notice if a generic competitor decides to enter the market notwithstanding the risk of a suit for patent infringement. Because SOLODYN® contains an antibiotic drug that was first approved by the FDA prior to the enactment of the Food and Drug Administration Modernization Act of 1997, or FDAMA, SOLODYN® does not have the benefit of the protections offered under the Hatch-Waxman Act. Accordingly, we would not receive a Paragraph IV notice regarding SOLODYN® from any potential generic competitor and would not be entitled to an automatic 30-month stay of generic entry that would be available to a patent owner filing an infringement suit based on receipt of such a notice.
     On January 15, 2008, we announced that IMPAX Laboratories, Inc. (“IMPAX”) sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. IMPAX has not advised us as to the status of the FDA’s review of its filing, or whether IMPAX has complied with recent FDA requirements for proving bioequivalence. Also on January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX has appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit.
     In addition to SOLODYN®, our other primary prescription products, including VANOS®, may be subject to generic competition in the near future. For example, on May 1, 2008, we announced that Perrigo Israel Pharmaceuticals Ltd. (“Perrigo”) filed an ANDA with the FDA for a generic version of VANOS®. Perrigo has not advised us as to the timing or status of the FDA’s review of its filing. Perrigo’s certification letter sets forth allegations that our U.S. Patent No. 6,765,001, is invalid, unenforceable and/or will not be infringed by Perrigo’s manufacture, use, or sale of the product for which the ANDA was submitted. If any of our primary products are rendered obsolete or uneconomical by competitive changes, including generic competition, our results of operation would be materially and adversely affected.
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
     The patents and patent applications in which we have an interest may be challenged as to their validity or enforceability or infringement. Any such challenges may result in potentially significant harm to our business and enable generic entry to markets for our products. The cost of responding to any such challenges and the cost of prosecuting infringement claims and any related litigation, could be substantial. In addition, any such litigation also could require a substantial commitment of our management’s time. On January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX has appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit. Also, on June, 16, 2008, we announced that a third party filed with the USPTO a Request for Ex Parte Reexamination of our U.S. Patent No. 5,908,838 (“‘838 patent”) related to SOLODYN®. The USPTO has three months to review the reexamination request and to determine whether it believes that the request raises a substantial new question of patentability as to the ‘838 patent. If reexamination is granted by the USPTO, a result could be that one or more of the claims in the ‘838 patent is invalidated or narrowed in scope, either of which could have a material adverse impact on our results of operations. See Item 1 of Part II of this report, “Legal Proceedings” and Note 17, “Contingencies,” in the notes to the condensed consolidated financial statements under Item 1 of Part I of this report, “Financial Statements,” for information concerning our current intellectual property litigation.
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
     The ownership of a patent or an interest in a patent does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our products. We only conduct patent searches to determine whether our products infringe upon any existing patents when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing to license such rights, otherwise we may be required to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights. A claim or finding of infringement regarding one of our products could harm our business, financial condition and results of operations. The costs of responding to infringement claims could be substantial and could require a substantial commitment of our management’s time. The expiration of patents may expose our products to additional competition.
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
     As part of the settlement, we have entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG to resolve any potential administrative claims the OIG may have arising out of the government’s investigation. The CIA acknowledges the existence of our comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, we are required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or have engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of our products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. We have hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer our obligations under the CIA. Failure to comply under the CIA could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS. In connection with the government investigation, four employees, including Richard Havens, our former Executive Vice President, Sales and Marketing, separated from the Company as of April 1, 2008. In May 2008, five of our former employees, including Mr. Havens, plead guilty to misdemeanors in connection with their individual roles in the Company’s alleged past off-label marketing and promotion of LOPROX® and LOPROX® TS. See Item 1 of Part II of this report, “Legal Proceedings” and Note 17, “Contingencies,” in the notes to the condensed consolidated financial statements listed under Item 1 of Part I of this report, “Financial Statements,” for information concerning our current litigation.
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
     In addition, we have entered into a five-year CIA with the OIG. The CIA acknowledges the existence of our comprehensive existing compliance program and provides for certain other compliance-related activities during the term of the CIA, including the maintenance of a compliance program that, among other things, is designed to ensure compliance with the CIA, federal health care programs and FDA requirements. Pursuant to the CIA, we are required to notify the OIG, in writing, of: (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or have engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws; (iii) any written report, correspondence, or communication to the FDA that materially discusses any unlawful or improper promotion of our products; and (iv) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates. We have hired a Chief Compliance Officer and created an enterprise-wide compliance function to administer our obligations under the CIA. Failure to comply under the CIA could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
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
We derive a majority of our sales revenue from our primary products, and any factor adversely affecting sales of these products would harm our business, financial condition and results of operations.
     We believe that the prescription volume of our primary prescription products, in particular, SOLODYN®, VANOS® and ZIANA®, and sales of our dermal aesthetic products, RESTYLANE® and PERLANE®, will continue to constitute a significant portion of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. On June 5, 2006, Allergan announced that the FDA had approved its JuvédermTM dermal filler family of products. Allergan began marketing these products in January 2007. Other dermal filler products, such as Artefill®, Evolence®, Prevelle® Silk, Radiesse®, Sculptra® and ElevessTM have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® and PERLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products. On January 15, 2008, we announced that IMPAX announced that IMPAX sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. IMPAX has not advised us as to the status of the FDA’s review of its filing, or whether IMPAX has complied with recent FDA requirements for proving bioequivalence. Also on January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX has appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit. On May 1, 2008, we announced that

Perrigo filed an ANDA with the FDA for a generic version of VANOS®. Perrigo has not advised us as to the timing or status of the FDA’s review of its filing. Perrigo’s certification letter sets forth allegations that our U.S. Patent No. 6,765,001, is invalid, unenforceable and/or will not be infringed by Perrigo’s manufacture, use, or sale of the product for which the ANDA was submitted.
     Sales related to our primary prescription products, including SOLODYN®, VANOS® and ZIANA®, and sales of our dermal restorative products, RESTYLANE® and PERLANE® could also be adversely affected by other factors, including:
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
     We have internally developed potential pharmaceutical compounds and agents. We also have acquired the rights to certain potential compounds and agents in various stages of development. We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require significant commitments of personnel and financial resources. We cannot assure you that we will be able to develop a product or technology in a timely manner, or at all. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred. For example, on January 30, 2008, we received a letter from the FDA stating that, upon a preliminary review of our BLA for the botulinum toxin type A, RELOXIN®, in aesthetics, the FDA had determined not to accept the BLA for filing because it is not sufficiently complete to permit a substantive review. On March 17, 2008, we announced that the BLA had been re-submitted to the FDA, and on May 19, 2008, the FDA accepted the filing of the BLA. However, the FDA’s initial determination not to accept the BLA may result in delays in the FDA’s substantive response to the BLA.
     In addition to the research, development and regulatory challenges that we face in developing new products and possible improvements, extensions and reformulations of existing products, we also must obtain intellectual property protections for such products in order to realize the benefit of our development efforts. We may not be able to obtain such patents for our future products. See “—If we are unable to secure and protect our intellectual property and proprietary rights, or if our intellectual property rights are found to infringe upon the intellectual property rights of other parties, our business could suffer.”

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
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:
•	development of new competitive products or generics by others;

•	the timing and receipt of FDA approvals or lack of approvals;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	costs related to business development transactions;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	changes in prescription levels and the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with the possible mutation of the avian form of influenza from birds or other animal species to humans, current human morbidity, and mortality levels persist following such potential mutation;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	expenditures as a result of legal actions, including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand, and our ability to recover quickly from such economic and industry conditions;

•	seasonality of demand for our products;

•	our level of research and development activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations.
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
     We have made substantial investments in, and entered into significant collaborations with, other companies. We may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these companies or collaborations, and cannot assure you that these ventures will be profitable or that we will not lose any or all of our invested capital. If these investments and collaborations provide to unsuccessful, our results of operations could materially suffer.
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
     Completion of clinical trials may take several years. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:
•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected patient recruitment;

•	failure of Medicis, investigators, or other contractors to strictly adhere to federal regulations governing the conduct and data collection procedures involved in clinical trials;

•	development of issues that might delay or impede performance by a contractor;

•	errors in clinical documentation or at the clinical locations;

•	non-acceptance by the FDA of our NDAs, ANDAs or BLAs. For example, on January 30, 2008, we received a letter from the FDA stating that, upon a preliminary review of our BLA for the botulinum toxin type A, RELOXIN®, in aesthetics, the FDA has determined not to accept the BLA for filing because it is not sufficiently complete to permit a substantive review. On March 17, 2008, we announced that the BLA had been re-submitted to the FDA, and on May 19, 2008, the FDA accepted the filing of the BLA;

•	government or regulatory delays; and

•	unanticipated requests from the FDA for new or additional information.
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
     Our business, including our dermal restorative and branded prescription products, may be adversely affected by downturns in general economic conditions. Economic conditions such as employment levels, business conditions, interest rates, credit markets, energy and fuel costs, consumer confidence and tax rates could change consumer purchasing habits or reduce personal discretionary spending. A reduction in consumer spending may have an adverse impact on our financial condition, results of operations and cash flows. In addition, our ability to meet our expected financial performance is dependent upon our ability to rapidly recover from downturns in general economic conditions.

The current condition of the credit markets and our reduced cash balances may not allow us to secure financing for potential future activities on satisfactory terms, or at all.
     Our existing cash and short-term investments are available for dividends, strategic investments, acquisitions of companies or products complimentary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. We may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. As a result of recent subprime loan losses and write-downs, as well as other economic trends in the credit market industry, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which may adversely affect our financial condition and results of operations. In addition, while we believe existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future, our cash balances decreased materially during the second quarter of 2008 due to the repurchase of $283.7 million of New Notes, and we made a $150.0 million payment of the initial purchase price for our acquisition of LipoSonix in July 2008, which could adversely affect our ability to obtain financing.
Negative conditions in the credit markets may impair the liquidity of a portion of our short-term and long-term investments.
     Our short-term and long-term investments consist of corporate and various government agency and municipal debt securities and auction rate floating securities. As of June 30, 2008, our investments included $43.6 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to make the securities liquid until a future auction on these investments is successful.
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
     As part of our asset purchase agreement, license agreement and securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, BioMarin will make license payments to us of $1.5 million per quarter for the four quarters beginning in July 2008. While we did receive all scheduled quarterly license payments during the first six months of 2008, 2007, 2006, the Transition Period and fiscal 2005, we cannot give any assurances as to BioMarin’s continuing ability to make these payments to us. Currently, our revenue recognition of these payments is on a cash basis. In addition, while we expect BioMarin to make the final payment of $70.6 million to us in 2009 for the purchase of all of the outstanding shares of Ascent Pediatrics, we cannot give any assurances as to BioMarin’s ability to make this payment. Should BioMarin be unable or unwilling to make the required payments, we may be required to record an impairment of the related Ascent goodwill. If BioMarin defaults on its obligations to make the required payments, we may be forced to incur indebtedness or otherwise reallocate our financial resources to cover the loss of these expected cash payments.
We depend upon our key personnel and our ability to attract, train, and retain employees.
     Our success depends significantly on the continued individual and collective contributions of our senior management team, and Jonah Shacknai, our Chairman and Chief Executive Officer, in particular. While we have entered into employment agreements with many members of our senior management team, including Mr. Shacknai, the loss of the services of any member of our senior management for any reason or the inability to hire and retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. In addition, our future success depends on our ability to hire, train and retain skilled employees. Competition for these employees is intense.
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
We may not be able to successfully integrate the operations of LipoSonix.
     We are currently integrating the operations of LipoSonix into our own. There are inherent challenges in integrating the operations that could result in a delay or the failure to achieve the anticipated synergies and, therefore, any potential cost savings and increases in earnings. Issues that must be addressed in integrating the operations of LipoSonix into our own include, among other things:
•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;

•	conforming information technology and accounting systems;

•	consolidating corporate and administrative infrastructures;

•	consolidating sales and marketing operations;

•	retaining existing customers and attracting new customers;

•	retaining key employees;

•	identifying and eliminating redundant and underperforming operations and assets;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically dispersed organizations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.
     If we are not able to adequately address these challenges, we may not realize the anticipated benefits of the integration of the companies. Actual cost and synergies, if achieved at all, may be lower than we expect and may take longer to achieve than we anticipate.

We may not realize all of the anticipated benefits of our acquisition of LipoSonix.
     Our ability to realize the anticipated benefits of our acquisition of LipoSonix could be affected by a number of factors, including:
•	our ability to attain regulatory approvals of LipoSonix’s product both in the United States and worldwide, and the timing of such approvals;

•	the efficacy of LipoSonix’s technology;

•	market acceptance of LipoSonix’s technology;

•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of the LipoSonix technology;

•	the anticipated size of the markets and demand of the LipoSonix technology;

•	our ability to integrate the operations of LipoSonix with our operations;

•	our ability to retain key personnel of LipoSonix; and

•	our ability to effectively compete in the liposuction marketplace.
We may not be able to identify and acquire products, technologies and businesses on acceptable terms, if at all, which may constrain our growth.
     Our strategy for continued growth includes the acquisition of products, technologies and businesses. These acquisitions could involve acquiring other pharmaceutical companies’ assets, products or technologies. In addition, we may seek to obtain licenses or other rights to develop, manufacture and distribute products. We cannot be certain that we will be able to identify suitable acquisition or licensing candidates, if they will be accretive in the near future, or if any will be available on acceptable terms. If we are unable to obtain financing on terms acceptable to us, our reduced cash holdings could prevent us from entering into transactions that could be beneficial to us. Other pharmaceutical companies, with greater financial, marketing and sales resources than we have, are also attempting to grow through similar acquisition and licensing strategies. Because of their greater resources, our competitors may be able to offer better terms for an acquisition or license than we can offer, or they may be able to demonstrate a greater ability to market licensed products. In addition, even if we identify potential acquisitions and enter into definitive agreements relating to such acquisitions, we may not be able to consummate planned acquisitions on the terms originally agreed upon or at all. For example, on March 20, 2005, we entered into an agreement and plan of merger with Inamed, pursuant to which we agreed to acquire Inamed. On December 13, 2005, we entered into a merger termination agreement with Inamed following Allergan Inc.’s exchange offer for all outstanding shares of Inamed, which was commenced on November 21, 2005.
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
     In addition, we rely on outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis, and in accordance with good manufacturing standards and applicable product specifications. As a result, we are subject to and have no control over delays and quality control lapses that our third-party manufacturers and suppliers may suffer. For example, in early May 2008, we became aware that our third-party manufacturer and supplier of SOLODYN® mistakenly filled at least one bottle labeled as SOLODYN® with a different pharmaceutical product. As a result of this occurrence, we initiated a voluntary recall of the two affected lots, and we may be subject to claims, fines or other penalties. We are pursuing an indemnification claim against the manufacturer, but no assurance can be given that we will ultimately recoup our losses.
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
     In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This law contains provisions that may change United States import laws and expand consumers’ ability to import lower priced versions of our and competing products from Canada, where there are government price controls. These changes to United States import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The former Secretary of Health and Human Services did not make such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make the certification in the future. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for United States consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted, and the current Secretary has not yet announced any plans to make the required certification. In addition, federal legislative proposals have been made to implement the changes to the United States import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the United States import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the United States Customs Service and other government agencies.
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
RESTYLANE® and PERLANE® are consumer products and as such, are susceptible to changes in popular trends, applicable laws and general economic conditions, which could adversely affect sales or product margins of RESTYLANE® and PERLANE®.
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
We may not be able to repurchase the Old Notes when required.
     We have $169.2 million principal amount of outstanding 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”). On June 4, 2012 and 2017 or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash.
     The source of funds for any repurchase required as a result of any such event will be our available cash or cash generated from operating activities or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We cannot assure you, however, that sufficient funds will be available at the time of any such event to make any required repurchases of the Notes tendered. If sufficient funds are not available to repurchase the Old Notes, we may be forced to incur other indebtedness or otherwise reallocate our financial resources. Furthermore, the use of available cash to fund the repurchase of the Old Notes may impair our ability to obtain additional financing in the future.
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
     Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities. See Item 1 of Part II of this report, “Legal Proceedings” and Note 17, “Contingencies,” in the notes to the condensed consolidated financial statements listed under Item 1 of Part I of this report, “Financial Statements,” for information concerning our current compliance program.
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
     There are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and if approved, the companies producing such products could charge less to doctors for their products.

     Item 4. Submission of Matters to a Vote of Security Holders
     On May 20, 2008, the Company held its 2008 Annual Meeting of Stockholders (the “Annual Meeting”). The holders of 52,479,205 shares of Class A Common Stock were present in person or represented by proxy at the meeting. The following is a summary of the results of the voting by the Company’s stockholders at the Annual Meeting:
1) Election of Directors
The stockholders elected the following persons to serve as directors of the Company for a term of three years, or until their successors are duly elected and qualified or until their earlier resignation or removal. Votes were cast as follows:

		Number of Votes
	For	Against	Abstain
Spencer Davidson	42,756,769	9,693,450	28,986
Stuart Diamond	51,943,963	501,185	34,057
Peter S. Knight, Esq	50,604,230	1,849,112	25,863
The directors of the Company whose terms of office continued were Mr. Jonah Shacknai, Mr. Arthur G. Altschul, Jr., Mr. Michael Pietrangelo, Mr. Philip S. Schein, M.D. and Ms. Lottie Shackelford.
2)	The stockholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2008. Votes were cast as follows:

For	Against	Abstain
51,918,927	537,965	22,313

Item 6. Exhibits

Exhibit 2.1+	Agreement and Plan of Merger by and among the Company, Donatello, Inc., and LipoSonix, Inc. dated June 16, 2008

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: August 11, 2008	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)