Form 10-K/A
period 2007-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2008-11-10
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-18443
MEDICIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1574808

(State of other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

7720 N. Dobson Road, Scottsdale, Arizona	85256-2740

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(602) 808-8800

Securities registered pursuant to Section 12(b) of the Act: Class A common stock, $0.014 par value
New York Stock Exchange	Preference Share Purchase Rights

(Name of each exchange on which	(Title of each Class)
registered)
Securities registered pursuant to Section 12(g) of the Act:           NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K/A ☐.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting stock held on June 30, 2008 by non-affiliates of the registrant was $534,024,659 based on the closing price of $20.78 per share as reported on the New York Stock Exchange on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of November 3, 2008, there were 56,717,496 outstanding shares of Class A common stock.
Documents incorporated by reference:
Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Form 10-K/A to the extent stated herein.

EXPLANATORY NOTE
     On September 22, 2008, the Audit Committee of the Board of Directors of Medicis Pharmaceutical Corporation (“Medicis”, the “Company”, or as used in the context of “we”, “us” or “our”) concluded that our financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 would likely need to be restated and should no longer be relied upon.
     This Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”) is being filed to restate our consolidated financial statements as of December 31, 2007 and December 31, 2006, and for the years ended December 31, 2007 and December 31, 2006 (including the corresponding 2007 and 2006 interim periods), the six months ended December 31, 2005 and the fiscal year ended June 30, 2005. Note 24 to our restated consolidated financial statements sets forth unaudited restated quarterly financial information for each of the eight quarters in the two years ended December 31, 2007. The restatement also affects periods prior to the fiscal year ended June 30, 2005. The impact of the restatement on such prior periods is reflected in an adjustment to retained earnings as of July 1, 2004. In addition, we are concurrently filing Forms 10-Q/A to amend and restate our consolidated financial statements for the quarters ended March 31, 2008 and June 30, 2008.
     The restatement principally relates to an error in our interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as it applies to a component of our sales return reserve calculations. Management commenced a review and analysis of its accounting for sales return reserves after the Public Company Accounting Oversight Board’s (the “PCAOB”) inspection of our independent public accounting firm’s, Ernst & Young LLP’s, audit of our 2007 financial statements. Based on the PCAOB inspection, Ernst & Young LLP informed management that the method of accounting for returns of short dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns. Management conducted a review of whether the reserve complied with SFAS 48 and whether the amounts involved were material under Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), and Staff Accounting Bulletin No. 108, Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), for one or more periods. Management determined that there was an error in its interpretation and application of SFAS 48 and that the adjustments necessary to properly state the sales returns reserve were material for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. Accordingly, management recommended to the Audit Committee that a restatement was required.
     Our prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products, which were expected to be replaced with similar products, at replacement cost, based on our view of the economic impact of returns on our business, rather than deferring the gross sales price. The replacement of short-dated and expired products, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of our review and analysis, we determined that, although the exchanged product was similar, it was not of the same quality, strictly due to dating, as we were replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, we have revised our reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual return experience. Additionally, because of the impact of the changes in the sales returns reserve, we recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. In addition, related to the modification of the reserve calculation methodology, the reserve for estimated future returns has been classified within current liabilities rather than as an allowance reducing accounts receivable.
     The restated consolidated financial statements include other adjustments, including adjustments related to conforming our historical accounting policies to current accounting policies, that were previously identified, but not previously recorded, as they were not material, either individually or in the aggregate. While none of these other adjustments is individually material, they are being made as part of the restatement process.

     The following tables set forth the effects of the restatement on selected line items within our previously reported consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, the transition period from July 1, 2005 to December 31, 2005 (the “Transition Period”) and the fiscal years ended June 30, 2005, 2004 and 2003. The restatement has no impact on our cash flows. The following tables provide only a summary of the effects of the restatement, do not include all line items that have been impacted by the restatement and should be read in conjunction with the restated consolidated financial statements contained in Item 15 of Part IV of this amended report.

	Fiscal	Fiscal	Transition	Fiscal	Fiscal	Fiscal
	Year	Year	Period	Year	Year	Year
Net revenues(in	Ended	Ended	Ended	Ended	Ended	Ended
millions)	12/31/07	12/31/06	12/31/05	6/30/05	6/30/04	6/30/03
As Reported	$464.7	$349.2	$164.0	$376.9	$303.7	$247.5

Adjustment	(7.3)	44.0	1.3	(11.2)	11.5	(37.2)

As Restated	$457.4	$393.2	$165.3	$365.7	$315.2	$210.3

	Fiscal	Fiscal	Transition	Fiscal	Fiscal	Fiscal
Diluted net	Year	Year	Period	Year	Year	Year
income (loss) per	Ended	Ended	Ended	Ended	Ended	Ended
share(in dollars)	12/31/07	12/31/06	12/31/05	6/30/05	6/30/04	6/30/03
As Reported	$1.14	$(1.39)	$0.76	$1.01	$0.52	$0.84

Adjustment	(0.06)	0.51	0.03	(0.09)	0.06	(0.34)

As Restated	$1.08	$(0.88)	$0.79	$0.92	$0.58	$0.50

	Fiscal	Fiscal	Transition	Fiscal	Fiscal	Fiscal
	Year	Year	Period	Year	Year	Year
Working capital	Ended	Ended	Ended	Ended	Ended	Ended
(in millions)	12/31/07	12/31/06	12/31/05	6/30/05	6/30/04	6/30/03
As Reported	$460.1	$356.9	$692.5	$600.1	$666.7	$576.8

Adjustment	(37.1)	(33.8)	(61.5)	(69.2)	(62.1)	(62.0)

As Restated	$423.0	$323.1	$631.0	$530.9	$604.6	$514.8

     In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-K/A under Item 9A of Part II, “Controls and Procedures.” Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 as it applies to the calculation of sales return reserves, as described under Item 9A of Part II in Management’s Report on Internal Control over Financial Reporting.” Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 and the date of this filing. As of the date of this Form 10-K/A, we have adopted a sales return reserve methodology that management believes complies with the requirements of SFAS 48. Management has taken and is taking steps, as described under Item 9A of Part II in “Remediation Steps to Address Material Weakness,” to remediate the material weakness in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K/A and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
     Consistent with good corporate governance, the Audit Committee of our Board of Directors, working with its independent counsel and forensic accountants, conducted an independent inquiry into the matters giving rise to the Company’s need to restate its financial statements (the “Internal Inquiry”). After completing the Internal Inquiry, the Audit Committee concluded that the need to restate our consolidated financial statements was not the result of any fraud or intentional wrongdoing on the part of any of our directors, officers or other employees. The Audit Committee also noted that our independent registered public accounting firm, Ernst & Young LLP, was aware of and discussed with us on several occasions in the past our methodology of accounting for sales return reserves. Neither the Company nor Ernst & Young LLP has previously identified the misinterpretation and misapplication of generally accepted accounting principles with respect to our sales return reserves prior to the PCAOB review, and Ernst & Young LLP expressed unqualified opinions on our consolidated financial statements and our internal control over financial reporting for each of the now-restated annual and transition periods. We have discussed this matter with the SEC’s Division of Enforcement and have committed to cooperating fully with the SEC in connection with any questions they may have.
     Because this Form 10-K/A sets forth the 2007 Form 10-K in its entirety, it includes items that have been changed as a result of the restatement and the items that are unchanged from the 2007 Form 10-K. Other than the amending of the disclosures relating to the restatement, this Form 10-K/A speaks as of the original filing date of the 2007 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and the portions of the Business section, Risk Factors and all other sections of this Form 10-K/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-K/A should be read in conjunction with our Forms 10-Q/A for the quarters ended March 31, 2008 and June 30, 2008 and our Form 10-Q for the quarter ended September 30, 2008.
     The following items have been amended as a result of the restatement:
•	Part I – Item 1. Business and Item 1A. Risk Factors

•	Part II – Item 6. Selected Financial Data

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8. Financial Statements and Supplementary Data

•	Part II – Item 9A. Controls and Procedures

•	Part IV – Item 15. Exhibits and Financial Statement Schedules
     Note 2 to our restated consolidated financial statements discloses the nature of the restatement adjustments and details the impact of the restatement adjustments on our consolidated financial statements as of December 31, 2007 and December 31, 2006, and the years ended December 31, 2007 and December 31, 2006, the six months ended December 31, 2005, the unaudited six months ended December 31, 2004 and the fiscal year ended June 30, 2005. In addition, Note 2 to the restated consolidated financial statements describes the effects of the restatement adjustments to opening retained earnings as of July 1, 2004, which reflects the impact of the restatement on periods prior to the fiscal year ended June 30, 2005. Information on the impact of the restatement on the fiscal years ended June 30, 2004 and June 30, 2003 is included in Item 6, Selected Financial Data, in Part II of this Form 10-K/A. Note 24 to our restated consolidated financial statements sets forth unaudited restated quarterly financial information for each of the eight quarters in the two years ended December 31, 2007. A discussion of the effects of the restatement for the quarterly periods during 2007 and 2006 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Quarterly Effects of the Restatement.”
     We have not amended our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to December 31, 2007, and the financial statements and related financial information contained in such reports should no longer be relied upon. However, all applicable amounts relating to this restatement for such prior periods have been reflected in the consolidated financial statements and the related notes to the consolidated financial statements in this Form 10-K/A.
     Item 15 of Part IV of this Form 10-K/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Ernst & Young LLP has dual dated their reports on the consolidated financial statements and internal control over financial reporting to the board of directors and stockholders with regard to Note 2 of the consolidated financial statements and the material weakness described previously and updated their consent to the date of this filing.

PART I
Item 1. Business
Change in Fiscal Year
     Effective December 31, 2005, we changed our fiscal year end from June 30 to December 31. This change was made to align our fiscal year end with other companies within our industry. This Form 10-K/A is intended to cover the audited calendar year January 1, 2007 to December 31, 2007, which we refer to as “2007.” We refer to the audited calendar year January 1, 2006 to December 31, 2006 as “2006”. Comparative financial information to 2006 is provided in this Form 10-K/A with respect to the calendar year January 1, 2005 to December 31, 2005, which is unaudited and we refer to as “2005.” Additional audited information is provided with respect to the transition period July 1, 2005 through December 31, 2005, which we refer to as the “Transition Period.” We refer to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005”.
Restatement
     We have amended and restated our consolidated financial statements as of December 31, 2007 and December 31, 2006, and for the years ended December 31, 2007 and December 31, 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005. The restatement principally relates to an error in our interpretation and application of SFAS 48 as it relates to a component of our sales return reserve calculations. Additionally, because of the impact of the changes in the sales returns reserve, we recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. The restated consolidated financial statements include other adjustments, including adjustments related to conforming our historical accounting policies to current accounting policies, that were previously identified, but not previously recorded, as they were deemed not to be material, either individually or in the aggregate. While none of these other adjustments is individually material, they are being made as part of the restatement process. See Note 2 in the accompanying consolidated financial statements for further information regarding the restatement.
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

Prescription Pharmaceuticals
     Our principal branded prescription pharmaceutical products are described below (see also Item 1A. Risk Factors):
     SOLODYN®, launched to dermatologists in July 2006 after approval by the FDA on May 8, 2006, is the only oral minocycline approved for once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. SOLODYN® is also the only approved minocycline in extended release tablet form. SOLODYN® is lipid soluble, and its mode of action occurs in the skin and sebum. SOLODYN® is not bioequivalent to any other minocycline products, and is in no way interchangeable with other forms of minocycline. SOLODYN® is patented until 2018 by a U.S. patent which covers SOLODYN® (see also Item 1A. Risk Factors). Other patent applications covering SOLODYN® are to be filed or are pending (see also Item 1A. Risk Factors). SOLODYN® is available by prescription in 45mg, 90mg and 135mg extended release tablet dosages.
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
     On September 26, 2002, we entered into an exclusive license and development agreement with Dow for the development and commercialization of ZIANA®. Under terms of the agreement, as amended, we made an initial payment of $5.4 million and a development milestone payment of $8.8 million to Dow during fiscal 2003, a development milestone payment of $2.4 million to Dow during fiscal 2004 and development milestone payments totaling $11.9 million to Dow during the Transition Period. These payments were recorded as charges to research and development expense in the periods in which the milestones were achieved. During the quarter ended December 31, 2006, ZIANA® was approved by the FDA and, in accordance with the agreement between the parties, we made an additional payment of $1.0 million to Dow for the achievement of this milestone. The $1.0 million payment was recorded as an intangible asset in our consolidated balance sheets. The agreement also included a one-time milestone payment of $1.0 million payable to Dow the first time ZIANA® achieved a specific commercialization milestone during a 12-month period ending on the anniversary of ZIANA®’s launch date. This milestone was achieved during the three months ended June 30, 2007, and the $1.0 million milestone payment was accrued for as of June 30, 2007 and recorded as an addition to intangible assets in our consolidated balance sheets. In accordance with the agreement, the milestone is payable during the three months ended March 31, 2008.
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
     Third parties may challenge and seek to invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, be costly and can preclude or delay the commercialization of products. For example, on January 15, 2008, IMPAX Laboratories, Inc. filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s October 2007 filing of an Abbreviated New Drug Application for a generic version of SOLODYN®. See Item 3 of Part I of this amended report, “Legal

Proceedings” and Note 16, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this amended report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.
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
Available Information
     We make available free of charge on or through our Internet website, www.medicis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also make available free of charge on or through our website our Business Code of Conduct and Ethics, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Item 1A. Risk Factors
     Our statements in this amended report, other reports that we file with the SEC, our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. These forward-looking statements reflect the current views of senior management with respect to future events and financial performance. No assurances can be given, however, that these activities, events or developments will occur or that such results will be achieved, and actual results may vary materially from those anticipated in any forward-looking statement. Any such forward-looking statements, whether made in this amended report or elsewhere, should be considered in context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.
     We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this amended report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows.
Risks Related To Our Business
The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.
     As discussed elsewhere in this Form 10-K/A and in Note 2 to our consolidated financial statements, we determined that our consolidated financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 should be restated due to an error in our interpretation and application of SFAS 48 as it applies to a component of our sales return reserve calculations. As a result of the restatement, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur accounting and legal costs as noted below.

•	As a result of the restatement, we have been named in a number of lawsuits as discussed in Item 3 of Part I of this amended report, “Legal Proceedings” and Note 16, “Commitments and Contingencies.” The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

Management recently identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 as it applies to the calculation of sales return reserves. Additionally, management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.
     In connection with the restatement, we have assessed the effectiveness of our disclosure controls and procedures. Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 as it applies to the calculation of sales return reserves. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 and the date of this filing. In response, we have adopted a sales return reserve methodology that we believe complies with the requirements of SFAS 48. Management has taken and is taking steps to remediate the material weakness in our internal control over financial reporting. There can be no assurance as to how quickly or effectively our remediation steps will remediate the material weakness in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.
     Any failure to remedy additional deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over our financial reporting is effective and, moreover, affect the results of our independent registered public accounting firm’s attestation report regarding our management’s assessment. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies and could cause investors to lose confidence in our reported financial information, which could have an adverse effect on the trading price of our common stock.
     In addition, if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Furthermore, additional deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from the NYSE and review by the NYSE, the SEC, or other regulatory authorities.
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
     The patents and patent applications in which we have an interest may be challenged as to their validity or enforceability or infringement. Any such challenges may result in potentially significant harm to our business and enable generic entry to markets for our products. The cost of responding to any such challenges and the cost of prosecuting infringement claims and any related litigation, could be substantial. In addition, any such litigation also could require a substantial commitment of our management’s time. On January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an ANDA for a generic version of SOLODYN®. See Item 3 of Part I of this amended report, “Legal Proceedings” and Note 16, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this amended report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.
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
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. As a result of the investigation, prosecutions and other proceedings, certain past and present sales and marketing employees and officers are likely to separate from the Company and, together with the cost of their defense, fines and penalties, could have a material impact on our reputation, business and financial condition. See Item 3 of Part I of this amended report, “Legal Proceedings” and Note 16, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this amended report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.
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
     As part of our asset purchase agreement, license agreement and securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 11 to our consolidated financial statements, BioMarin will make license payments to us of $1.75 million per quarter for the two quarters beginning in January 2008 and $1.5 million per quarter for the subsequent four quarters beginning in July 2008. While we did receive all scheduled quarterly license payments during 2007, 2006, the Transition Period and fiscal 2005, we cannot give any assurances as to BioMarin’s continuing ability to make these payments to us. Currently, our revenue recognition of these payments is on a cash basis. In addition, while we expect BioMarin to make the final payment of $70.6 million to us in 2009 for the purchase of all of the outstanding shares of Ascent Pediatrics, we cannot give any assurances as to BioMarin’s ability to make this payment. If BioMarin defaults on its obligations to make the required payments, we may be forced to incur indebtedness or otherwise reallocate our financial resources to cover the loss of these expected cash payments.
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
     We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source and others may become available from only one source. We try to maintain inventory levels that are no greater than necessary to meet our current projections, which could have the effect of exacerbating supply problems. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues. In addition, any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products, which would adversely affect our financial condition and results of operations.
We could experience difficulties in obtaining supplies of RESTYLANE ® ,PERLANE ® , RESTYLANE FINE LINES TM and SubQ TM.
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
     We cannot control or influence greatly the purchasing patterns of our wholesale and retail drug chain customers. They are highly sophisticated customers who purchase our products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel. Any decision made by management to reduce wholesale inventory levels will decrease our product revenue.

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
RESTYLANE ® and PERLANE ® are consumer products and as such, are susceptible to changes in popular trends and applicable laws, which could adversely affect sales or product margins of RESTYLANE ® and PERLANE ®.
     RESTYLANE ® and PERLANE® are consumer products. If we fail to anticipate, identify or react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the treatment of fine lines, wrinkles and deep facial folds, we may experience a decline in demand for RESTYLANE® and PERLANE®. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports regarding the efficacy, safety or side effects of facial aesthetic products. Consumer perceptions of RESTYLANE® and PERLANE® may be negatively impacted by these reports and other reasons.
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
     Before marketing any drug that is considered a “new drug” by the FDA, the FDA must provide its approval of the product. All products which are considered drugs which are not “new drugs” and that generally are recognized by the FDA as safe and effective for use do not require the FDA’s approval. We believe that some of our products, as they are promoted and intended for use, are exempt from treatment as “new drugs” and are not subject to approval by the FDA. The FDA, however, could take a contrary position, and we could be required to seek FDA approval of those products and the marketing of those products. We could also be required to withdraw those products from the market. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. The FDA has issued a Guidance document entitled “Marketed Unapproved Drugs – Compliance Policy Guide.” During a public workshop on January 9, 2007 concerning this Guidance, the FDA was reported to have stated the intention to accelerate its evaluation of such products. ESOTERICA® is an over-the-counter product line that we sell that contains bleaching products that would be regulated by the proposed rule and if that occurs we do not currently intend to invest in obtaining an approved NDA for this product line. This product accounted for approximately $2.1 million in restated net revenues during 2007.
     Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities. See Item 3 of Part I of this amended report, “Legal Proceedings” and Note 16, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this amended report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.
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
Item 3. Legal Proceedings
     As discussed elsewhere in this Form 10-K/A and in Note 2 to our restated consolidated financial statements, we have restated our financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 in this Form 10-K/A for the year ended December 31, 2007 and Forms 10-Q/A for the quarterly periods ended March 31, 2008 and June 30, 2008. We have discussed this matter with the SEC’s Division of Enforcement and have committed to cooperating fully with the SEC in connection with any questions they may have. Consistent with good corporate governance, the Audit Committee of our Board of Directors, working with its independent counsel and forensic accountants, conducted an independent inquiry into the matters giving rise to our need to restate our financial statements (the “Internal Inquiry”). After completing the Internal Inquiry, the Audit Committee concluded that the need to restate our consolidated financial statements was not the result of any fraud or intentional wrongdoing on the part of any of our directors, officers or other employees. The Audit Committee also noted that our independent registered public accounting firm, Ernst & Young LLP, was aware of and discussed with us on several occasions in the past our methodology of accounting for sales return reserves. Neither the Company nor Ernst & Young LLP has previously identified the misinterpretation and misapplication of generally accepted accounting principles with respect to our sales return reserves prior to the PCAOB review, and Ernst & Young LLP expressed unqualified opinions on our consolidated financial statements and our internal control over financial reporting for each of the now-restated annual and transition periods.
     On October 3, 10, and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased our securities during the period between October 30, 2003 and approximately September 24, 2008. The complaints name as defendants Medicis Pharmaceutical Corp. and our Chief Executive Officer and Chairman of the Board, Jonah Shacknai, our Chief Financial Officer, Executive Vice President and Treasurer, Richard D. Peterson, and our Chief Operating Officer and Executive Vice President, Mark A. Prygocki. Plaintiffs’ claims arise in connection with the restatement of our annual, transition, and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. The complaints allege violations of federal securities laws, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, based on alleged material misrepresentations to the market that had the effect of artificially inflating the market price of our stock. The plaintiffs seek to recover unspecified damages and costs, including counsel and expert fees. We intend to vigorously defend the claims in these matters. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
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

				Number of securities
				remaining available for
		Number of Securities		future issuance under
		to be issued upon	Weighted-average exercise	equity compensation
		exercise of	price of outstanding	plans (excluding
		outstanding options,	options, warrants and	securities reflected in
		warrants and rights	rights	column a)
Plan Category	Date	(a)	(b)	(c)
Plans approved by stockholders(1)	12/31/2007	7,446,432	$27.30	3,391,796

Plans not approved by stockholders (2)	12/31/2007	4,220,523	$29.21	0

Total		11,666,955	$27.99	3,391,796

(1)	Represents options outstanding and shares available for future issuance under the 2006 Incentive Plan. Also includes options outstanding under the 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, which have been terminated as to future grants.

(2)	Represents the 2002 Stock Option Plan, which was implemented by our board in November 2002. The 2002 Plan was terminated on May 23, 2006 as part of the stockholders’ approval of the 2006 Incentive Plan, and no options can be granted from the 2002 Plan after May 23, 2006. Options previously granted from this plan remain outstanding and continue to be governed by the rules of the plan. The 2002 Plan was a non-stockholder approved plan under which non-qualified incentive options have been granted to our employees and key consultants who are neither our executive officers nor our directors at the time of grant. The board authorized 6,000,000 shares of common stock for issuance under the 2002 Plan. The option price of the options is the fair market value, defined as the closing quoted selling price of the common stock on the date of the grant. No option granted under the 2002 Plan has a term in excess of ten years, and each will be subject to earlier termination within a specified period following the optionee’s cessation of service with us. As of December 31, 2007, the weighted average term to expiration of these options is 5.7 years. Each granted option vests in one or more installments over a period of five years. However, the options will vest on an accelerated basis in the event we experience a change of control (as defined in the 2002 Plan).
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
Item 6. Selected Financial Data
     The tables within Item 6, Selected Financial Data, have been revised to reflect the restatement.
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

	Year		Year	Year		Transition		Six Months
	Ended		Ended	Ended		Period Ended		Ended
	Dec. 31, 2007		Dec. 31, 2006	Dec. 31, 2005		Dec. 31, 2005		Dec. 31, 2004
	(Restated)		(Restated)	(Restated)		(Restated)		(Restated)
				(unaudited)				(unaudited)
	(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$441,868		$377,548	$306,735		$156,963		$144,116
Net contract revenues	15,526		15,617	46,002		8,385		34,168

Net revenues	457,394		393,165	352,737		165,348		178,284
Gross profit (a)	401,284		347,059	297,000		139,583		148,859
Operating expenses:
Selling, general and administrative	242,633	(b)	202,457 (d)	146,158	(f)	78,535	(i)	63,305	(k)
Impairment of intangible assets	4,067		52,586	9,171		9,171		—
Research and development	39,428	(c)	161,837 (e)	42,903	(g)	22,367	(j)	45,140	(l)
Depreciation and amortization	24,548		23,048	24,548		12,420		10,222

Total operating expenses	310,676		439,928	222,780		122,493		118,667

Operating income (loss)	90,608		(92,869)	74,220		17,090		30,192
Other:
Other income, net	—		—	59,801	(h)	59,801	(h)	—
Interest and investment income (expense), net	28,372		20,147	5,804		4,726		(248)
Income tax (expense) benefit	(48,544)		24,570	(49,551)		(29,811)		(10,377)

Net income (loss)	$70,436		$(48,152)	$90,274		$51,806		$19,567

Basic net income (loss) per share	$1.26		$(0.88)	$1.66		$0.95		$0.35

Diluted net income (loss) per share	$1.08		$(0.88)	$1.39	(m)	$0.79		$0.32

Cash dividend declared per common share	$0.12		$0.12	$0.12		$0.06		$0.06

Basic common shares outstanding	55,988		54,688	54,290		54,323		55,972

Diluted common shares outstanding	71,246		54,688	69,558	(m)	69,772		72,160

(a)	Amounts exclude $21.6 million, $20.0 million, $21.6 million, $10.9 million and $8.9 million of amortization expense related to acquired intangible assets for the year ended December 31, 2007, 2006 and 2005, the Transition Period, and the six months ended December 31, 2004, respectively.

(b)	Includes approximately $21.0 million of compensation expense related to stock options and restricted stock, $2.2 million of professional fees related to a strategic collaboration with Hyperion Therapeutics, Inc. and $1.3 million of professional fees related to a strategic collaboration agreement with Revance.

(c)	Includes approximately $8.0 million related to our option to acquire Revance or to license Revance’s product currently under development and approximately $0.1 million of compensation expense related to stock options and restricted stock.

(d)	Includes approximately $24.5 million of compensation expense related to stock options and restricted stock, $10.2 million related to a loss contingency for a legal matter and $1.8 million related to a settlement of a dispute related to our merger with Ascent.

(e)	Includes approximately $125.2 million paid to Ipsen related to the RELOXIN® development and distribution agreement and approximately $1.6 million of compensation expense related to stock options and restricted stock.

(f)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $6.0 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended June 30, 2005 and three months ended September 30, 2005.

(g)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(h)	Represents a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a termination fee paid to an investment banker and the expensing of accumulated transactions costs of $27.0 million, and integration costs incurred during the three months ended December 31, 2005 of $3.7 million.

(i)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $0.7 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended September 30, 2005.

(j)	Includes approximately $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(k)	Includes approximately $1.3 million of professional fees related to research and development collaborations with Ansata and Q-Med.

(l)	Includes $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQTM.

(m)	Diluted net income per common share for the unaudited year ended December 31, 2005 was calculated by using the average of the periodic diluted common shares outstanding during the year. For the period from January 1, 2005 to June 30, 2005, diluted common shares outstanding was calculated using APB Opinion No. 25, while for the period from July 1, 2005 to December 31, 2005, diluted common shares outstanding was calculated using SFAS 123R. The Company adopted SFAS No. 123R effective July 1, 2005.

     The cash flow data for the year ended December 31, 2005 and the six months ended December 31, 2004, is unaudited.

	December 31,
	2007	2006		2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$794,680	$554,261	(a)	$742,532
Working capital (restated)	422,971	323,070		630,951
Long-term investments	17,072	130,290		—
Total assets (restated)	1,213,411	1,122,720		1,196,354
Current portion of long-term debt	283,910	169,155		—
Long-term debt	169,145	283,910		453,065
Stockholders’ equity (restated)	583,301	475,520		481,751
     Previously-reported net cash flows provided by (used in) operating, investing and financing activities were not affected by the restatement adjustments.

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

	Fiscal Year Ended June 30,
	2005		2004 (f)	2003 (f)
	(Restated)		(Restated)	(Restated)
	(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$293,888		$303,056	$204,706
Net contract revenues	71,785		12,115	5,630

Net revenues	365,673		315,171	210,336
Gross profit (a)	307,548		263,994	169,993
Operating expenses:
Selling, general and administrative	130,927	(b)	114,231	90,103
Research and development	65,676	(c)	16,494 (d)	29,568 (e)
Depreciation and amortization	22,350		16,794	10,125

Total operating expenses	218,953		147,519	129,796

Operating income	88,595		116,475	40,197
Other:
Interest and investment income (expense), net	830		(758)	(278)
Loss on early extinguishment of debt	—		(58,660)	—
Income tax expense	(30,996)		(21,877)	(12,440)

Net income	$58,429		$35,180	$27,479

Basic net income per share	$1.06		$0.63	$0.51

Diluted net income per share	$0.92		$0.58	$0.50

Cash dividend declared per common share	$0.12		$0.10	$0.025

Basic common shares outstanding	55,196		55,618	54,376

Diluted common shares outstanding	70,909		72,481	70,191

(a)	Amounts exclude $19.6 million, $14.9 million and $9.2 million for amortization expense related to acquired intangible assets in fiscal 2005, 2004 and 2003, respectively.

(b)	Includes approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed, and approximately $1.3 million of professional fees related to research and development collaborations with AAIPharma, Ansata and Q-Med.

(c)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of SubQTM.

(d)	Includes approximately $2.4 million paid to Dow for a research and development collaboration.

(e)	Includes $14.2 million paid to Dow for a research and development collaboration and approximately $6.0 million paid to AAIPharma for a research and development collaboration.

(f)	The restatement adjustments affected the fiscal years ended June 30, 2004 and June 30, 2003 as follows:

	Fiscal Year Ended June 30, 2004		Fiscal Year Ended June 30, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(in thousands, except per share data)
Net product revenues	$291,607	$303,056	$241,909	$204,706
Net revenues	303,722	315,171	247,539	210,336
Gross profit	257,116	263,994	209,279	169,993
Selling, general and administrative expense	118,253	114,231	91,648	90,103
Income tax expense	(15,317)	(21,877)	(26,404)	(12,440)
Net income	$30,840	$35,180	$51,256	$27,479
Basic net income per share	$0.55	$0.63	$0.94	$0.51
Diluted net income per share	$0.52	$0.58	$0.84	$0.50

	June 30,
	2005	2004 (a)	2003 (a)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$603,568	$634,040	$552,663
Working capital (restated)	530,850	604,564	514,785
Total assets (restated)	1,095,087	1,116,396	980,756
Long-term debt	453,065	453,067	400,000
Stockholders’ equity (restated)	416,891	492,892	398,893

(a)	The restatement adjustments affected June 30, 2004 and June 30, 2003 as follows:

	June 30, 2004		June 30, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(in thousands)
Working capital	$666,743	$604,564	$576,781	$514,785
Total assets	1,078,384	1,116,396	932,841	980,756
Stockholders’ equity	555,303	492,892	$461,121	398,893
     Previously-reported net cash flows provided by (used in) operating, investing and financing activities were not affected by the restatement adjustments.

	Fiscal Year Ended June 30,
	2005	2004	2003
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$129,981	$127,964	$84,667
Net cash provided by (used in) investing activities	140,487	(166,341)	(113,709)
Net cash (used in) provided by financing activities	(139,793)	40,621	(23,343)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies and estimates. You should read the following discussion and analysis together with our consolidated financial statements, including the related notes, which are included in this Form 10-K/A. Certain information contained in the discussion and analysis set forth below and elsewhere in this amended report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Risk Factors” in Item 1A of this Form 10-K/A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this amended report. Our MD&A is composed of four major sections; Executive Summary, Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies and Estimates.
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
Restatement
     We have restated our consolidated financial statements as of December 31, 2007 and December 31, 2006, and for the years ended December 31, 2007 and December 31, 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005. The restatement also affects periods prior to the fiscal year ended June 30, 2005. The impact of the restatement on such prior periods is reflected in an adjustment to retained earnings as of July 1, 2004. In addition, we are concurrently filing Forms 10-Q/A to amend and restate our consolidated financial statements for the quarters ended March 31, 2008 and June 30, 2008. For the purpose of this MD&A, the unaudited calendar year ended December 31, 2005, which is being provided as a comparative to 2006, has also been restated.
     The restatement principally relates to an error in our interpretation and application of SFAS 48, as it applies to a component of our sales return reserve calculations. Management commenced a review and analysis of its accounting for sales return reserves after the Public Company Accounting Oversight Board’s (the “PCAOB”) inspection of our independent public accounting firm’s, Ernst & Young LLP’s, audit of our 2007 financial statements. Based on the PCAOB inspection, Ernst & Young LLP informed management that the method of accounting for returns of short dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns. Management conducted a review of whether the reserve complied with SFAS 48 and whether the amounts involved were material under SAB 99 and SAB 108 for one or more periods. Management determined that there was an error in our interpretation and application of SFAS 48 and that the adjustments necessary to properly state the sales returns reserve were material for the annual, transition, and quarterly periods in fiscal 2003 through 2007 and the first and second quarters of 2008. Accordingly, management recommended to the Audit Committee that a restatement was required.
     Our prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products, which were expected to be replaced with similar products, at replacement cost, based on our view of the economic impact of returns on our business, rather than deferring the gross sales price. The replacement of short-dated and expired products, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of our review and analysis, we determined that, although the exchanged product was similar, it was not of the same quality, strictly due to dating, as we were replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, we have revised our reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual return experience. Additionally, because of the impact of the changes in the sales returns reserve, we recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. In addition, related to the modification of the reserve calculation methodology, the reserve for estimated future returns has been classified within current liabilities rather than as an allowance reducing accounts receivable.
     The restated consolidated financial statements include other adjustments, including adjustments related to conforming our historical accounting policies to current accounting policies, that were previously identified, but not previously recorded, as they were not material, either individually or in the aggregate.. While none of these other adjustments is individually material, they are being made as part of the restatement process. These other adjustments include the reclassification of certain amounts in prior year financial statements to conform to the 2007 financial statement presentation, including the reclassification of donated product to charitable organizations from selling, general and administrative expenses to cost of product revenues.
     Note 2 to our consolidated financial statements discloses the nature of the restatement adjustments and details the impact of the restatement adjustments on our consolidated financial statements as of December 31, 2007 and December 31, 2006, and the years ended December 31, 2007 and December 31, 2006, the six months ended December 31, 2005, the unaudited six months ended December 31, 2004 and the fiscal year ended June 30, 2005. In addition, Note 2 to the restated consolidated financial statements describes the effects of the restatement adjustments to opening retained earnings as of July 1, 2004, which reflects the impact of the restatement on periods prior to the fiscal year ended June 30, 2005.

     The following tables set forth the effects of the restatement on selected line items within our previously reported consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, the transition period from July 1, 2005 to December 31, 2005 (the “Transition Period”) and the fiscal years ended June 30, 2005, 2004 and 2003. The restatement has no impact on our cash flows. The following tables provide only a summary of the effects of the restatement, do not include all line items that have been impacted by the restatement and should be read in conjunction with the restated consolidated financial statements contained in Item 15 of Part IV of this amended report.

	Fiscal	Fiscal	Transition	Fiscal	Fiscal	Fiscal
	Year	Year	Period	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
Net revenues (in millions)	12/31/07	12/31/06	12/31/05	6/30/05	6/30/04	6/30/03
As Reported	$464.7	$349.2	$164.0	$376.9	$303.7	$247.5

Adjustment	(7.3)	44.0	1.3	(11.2)	11.5	(37.2)

As Restated	$457.4	$393.2	$165.3	$365.7	$315.2	$210.3

	Fiscal	Fiscal	Transition	Fiscal	Fiscal	Fiscal
Diluted net	Year	Year	Period	Year	Year	Year
income (loss) per	Ended	Ended	Ended	Ended	Ended	Ended
share (in dollars)	12/31/07	12/31/06	12/31/05	6/30/05	6/30/04	6/30/03
As Reported	$1.14	$(1.39)	$0.76	$1.01	$0.52	$0.84

Adjustment	(0.06)	0.51	0.03	(0.09)	0.06	(0.34)

As Restated	$1.08	$(0.88)	$0.79	$0.92	$0.58	$0.50

	Fiscal	Fiscal	Transition	Fiscal	Fiscal	Fiscal
	Year	Year	Period	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
Working capital (in millions)	12/31/07	12/31/06	12/31/05	6/30/05	6/30/04	6/30/03
As Reported	$460.1	$356.9	$692.5	$600.1	$666.7	$576.8

Adjustment	(37.1)	(33.8)	(61.5)	(69.2)	(62.1)	(62.0)

As Restated	$423.0	$323.1	$631.0	$530.9	$604.6	$514.8

Quarterly Effects of the Restatement
     The following is a summary of the effects of the restatement on our quarterly net revenues, net income (loss) and diluted net income (loss) per common share during the quarterly periods during 2007 and 2006, and on working capital as of the end of each of the quarterly periods during 2007 and 2006. Note 24 to our restated consolidated financial statements sets forth unaudited restated quarterly financial information for each of the eight quarters in the two years ended December 31, 2007. As discussed above, the restatement adjustments primarily related to an error in our interpretation and application of SFAS 48 as it relates to a component of our sales return reserve calculations. The restatement adjustments also include other adjustments, including adjustments related to conforming our historical accounting policies to current accounting policies, that were previously identified, but not previously recorded, as they were deemed not to be material, either individually or in the aggregate.

     Changes to our previously reported quarterly financials primarily reflect the fact that our prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products at replacement cost, based on our view of the economic impact of returns on our business, rather than deferring the gross sales price. The replacement of short-dated and expired products, which was treated as an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of our review and analysis, we determined that, although the exchanged product was similar, it was not of the same quality, strictly due to dating, as we were replacing nearly-expired product with newer, fresher product. Therefore, in accordance with SFAS 48, we have revised our reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. In addition, related to the modification of the reserve calculation methodology, the reserve for estimated future returns has been classified within current liabilities rather than as an allowance reducing accounts receivable.
     In 2007, as a result of the restatement adjustments and as discussed in further detail below, net revenues increased for each of the first and second quarters by $3.6 million and $4.7 million, respectively, and decreased for each of the third and fourth quarters by $9.4 million and $6.2 million, respectively. Net income increased for each of the first and second quarters of 2007 by $2.4 million and $3.0 million, respectively, and decreased for each of the third and fourth quarters of 2007 by $5.8 million and $4.3 million, respectively. The quarterly period impacts of the restatement adjustments on net revenues and net income are primarily caused by the net effect of the quarterly changes in our sales return reserve as calculated with our prior accounting method and the quarterly changes in our sales return reserve as calculated with the methodology changes related to the restatement. Working capital decreased for each of the first, second, third and fourth quarters of 2007 by $30.1 million, $27.1 million, $32.8 million and $37.1 million, respectively. The decreases in working capital were primarily due to the increase in our restated sales return reserve in periods prior to 2007 as a result of the restatement. The restatement had no impact on our cash flows for any period.
     In 2006, as a result of the restatement adjustments and as discussed further below, net revenues increased for each of the first, second, third and fourth quarters by $5.5 million, $11.4 million, $11.6 million and $15.3 million, respectively. In conjunction with these increases in net revenues, net income (loss) was positively affected for each quarter of 2006. Our net loss for the first quarter of 2006 decreased by $2.8 million as a result of the restatement and net income increased for the second quarter of 2006 by $9.3 million. The restatement decreased our net loss for the third quarter of 2006 by $4.1 million and increased net income for the fourth quarter of 2006 by $11.4 million. The quarterly period impacts of the restatement adjustments on net revenues and net (loss) income are primarily caused by the net effect of the quarterly changes in our sales return reserve as calculated with our prior accounting method and the quarterly changes in our sales return reserve as calculated with the methodology changes related to the restatement. Working capital decreased for each of the first, second, third and fourth quarters of 2006 by $58.6 million, $49.3 million, $45.2 million and $33.8 million, respectively. The decreases in working capital were primarily due to the increase in our restated sales return reserve in periods prior to 2006 as a result of the restatement. The restatement had no impact on our cash flows for any period.
     The following tables and subsequent sections discuss the effect of the restatement on quarterly net revenues, net income (loss) and diluted net income (loss) per common share for the quarterly periods during 2007 and 2006, and working capital as of the end of each of the quarterly periods during 2007 and 2006.

	YEAR ENDED DECEMBER 31, 2007
	(FOR THE QUARTERS ENDED)
	(In Thousands, except per share data)
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Net revenues	$95,114	$98,665	$108,864	$113,606	$120,422	$110,983	$140,251	$134,140
Net income	$9,288	$11,681	$15,523	$18,540	$22,761	$16,993	$27,479	$23,221
Diluted net income per common share	$0.15	$0.19	$0.24	$0.28	$0.34	$0.26	$0.41	$0.35
Working capital at end of quarter	$639,157	$609,055	$570,713	$543,628	$734,824	$701,972	$460,079	$422,971

	YEAR ENDED DECEMBER 31, 2006
	(FOR THE QUARTERS ENDED)
	(In Thousands, except per share data)
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Net revenues	$75,158	$80,692	$85,032	$96,427	$89,987	$101,645	$99,067	$114,403
Net (loss) income	$(88,543)	$(85,661)	$15,519	$24,838	$(20,677)	$(16,594)	$17,852	$29,265
Diluted net (loss) income per common share	$(1.63)	$(1.58)	$0.25	$0.38	$(0.38)	$(0.30)	$0.27	$0.43
Working capital end of quarter	$615,225	$556,606	$608,759	$559,459	$575,430	$530,213	$356,874	$323,070
2007
     The restatement adjustments increased net revenues for the quarter ended March 31, 2007 by $3.6 million, from $95.1 million as previously reported, to $98.7 million. Of this increase, $2.6 million related to the restatement of our sales return reserve and $1.0 million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. Net revenues in the first quarter of 2007 increased $18.0 million, or 22.3%, from the first quarter of 2006 primarily as a result of sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, and ZIANA®, which was approved by the FDA during the fourth quarter of 2006. The restatement increased net income for the quarter ended March 31, 2007 by $2.4 million, from $9.3 million as previously reported, to $11.7 million. The restatement increased diluted net income per common share for the quarter ended March 31, 2007 by $0.04, from $0.15 as previously reported, to $0.19. The restatement decreased working capital as of March 31, 2007 by $30.1 million, from $639.2 million as previously reported, to $609.1 million. The decrease in working capital was primarily due to the increase in our restated sales return reserve in periods prior to 2007 as a result of the restatement adjustments.
     The restatement adjustments increased net revenues for the quarter ended June 30, 2007 by $4.7 million, from $108.9 million as previously reported, to $113.6 million. Of this increase, $6.3 million related to the restatement of our sales return reserve and $(1.6) million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. Net revenues in the second quarter of 2007 increased $17.2 million, or 17.8%, from the second quarter of 2006 primarily as a result of an increase in sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, ZIANA®, which was approved by the FDA during the fourth quarter of 2006, and PERLANE®, which was approved by the FDA during the second quarter of 2007. The restatement increased net income for the quarter ended June 30, 2007 by $3.0 million, from $15.5 million as previously reported, to $18.5 million. The restatement increased diluted net income per common share for the quarter ended June 30, 2007 by $0.04, from $0.24 as previously reported, to $0.28. The restatement decreased working capital as of June 30, 2007 by $27.1 million, from $570.7 million as previously reported, to $543.6 million. The decrease in working capital was primarily due to the increase in our restated sales return reserve in periods prior to 2007 as a result of the restatement adjustments.

     The restatement adjustments decreased net revenues for the quarter ended September 30, 2007 by $9.4 million, from $120.4 million as previously reported, to $111.0 million. Of this decrease, $(10.9) million related to the restatement of our sales return reserve and $1.5 million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. The $(10.9) million adjustment related to the restatement of our sales return reserve was primarily due to a $(13.3) million change in estimate resulting from refinements to our returns reserve model and to defer revenue for certain sales into the distribution channel that are in excess of projected demand. This change in estimate was a result of us obtaining inventory information from our major wholesaler customers during the quarter ended September 30, 2007. This $(13.3) million change in estimate decreased net income by approximately $8.4 million, and decreased diluted net income per share by $0.12. Net revenues in the third quarter of 2007 increased $9.3 million, or 9.2%, from the third quarter of 2006 primarily as a result of an increase in sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, ZIANA®, which was approved by the FDA during the fourth quarter of 2006, and PERLANE®, which was approved by the FDA during the second quarter of 2007. The restatement decreased net income for the quarter ended September 30, 2007 by $5.8 million, from $22.8 million as previously reported, to $17.0 million. The restatement decreased diluted net income per common share for the quarter ended September 30, 2007 by $0.08, from $0.34 as previously reported, to $0.26. The restatement decreased working capital as of September 30, 2007 by $32.8 million, from $734.8 million as previously reported, to $702.0 million. The decrease in working capital was primarily due to the increase in our restated sales return reserve in periods prior to 2007 as a result of the restatement adjustments.
     The restatement adjustments decreased net revenues for the quarter ended December 31, 2007 by $6.2 million, from $140.3 million as previously reported, to $134.1 million. Of this decrease, $(6.8) million related to the restatement of our sales return reserve and $0.6 million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. Net revenues in the fourth quarter of 2007 increased $19.7 million, or 17.3%, from the fourth quarter of 2006 primarily as a result of an increase in sales of PERLANE®, which was approved by the FDA during the second quarter of 2007, TRIAZ®, VANOS® and LOPROX®. The restatement decreased net income for the quarter ended December 31, 2007 by $4.3 million, from $27.5 million as previously reported, to $23.2 million. The restatement decreased diluted net income per common share for the quarter ended December 31, 2007 by $0.06, from $0.41 as previously reported, to $0.35. The restatement decreased working capital as of December 31, 2007 by $37.1 million, from $460.1 million as previously reported, to $423.0 million. The decrease in working capital was primarily due to the increase in our restated sales return reserve in periods prior to 2007 as a result of the restatement adjustments.
2006
     The restatement adjustments increased net revenues for the quarter ended March 31, 2006 by $5.5 million, from $75.2 million as previously reported, to $80.7 million. Of this increase, $5.4 million related to the restatement of our sales return reserve and $0.1 million related to other adjustments. The restatement decreased our net loss for the quarter ended March 31, 2006 by $2.8 million, from $(88.5) million as previously reported, to $(85.7) million. The restatement decreased diluted net loss per common share for the quarter ended March 31, 2006 by $0.05, from $(1.63) as previously reported, to $(1.58). The restatement decreased working capital as of March 31, 2006 by $58.6 million, from $615.2 million as previously reported, to $556.6 million. The decrease in working capital was primarily due to the increase in our restated sales return reserve in periods prior to 2006 as a result of the restatement adjustments.
     The restatement adjustments increased net revenues for the quarter ended June 30, 2006 by $11.4 million, from $85.0 million as previously reported, to $96.4 million. This increase was due to the restatement of our sales return reserve. The restatement increased net income for the quarter ended June 30, 2006 by $9.3 million, from $15.5 million as previously reported, to $24.8 million. The restatement increased diluted net income per common share for the quarter ended June 30, 2006 by $0.13, from $0.25 as previously reported, to $0.38. The restatement decreased working capital as of June 30, 2006 by $49.3 million, from $608.8 million as previously reported, to $559.5 million. The decrease in working capital was primarily due to the increase in our restated sales return reserve in periods prior to 2006 as a result of the restatement adjustments.
     The restatement adjustments increased net revenues for the quarter ended September 30, 2006 by $11.6 million, from $90.0 million as previously reported, to $101.6 million. This increase was due to the restatement of our sales return reserve. The restatement decreased our net loss for the quarter ended September 30, 2006 by $4.1 million, from $(20.7) million as previously reported, to $(16.6) million. The restatement decreased diluted net loss per common share for the quarter ended September 30, 2006 by $0.08, from $(0.38) as previously reported, to $(0.30). The restatement decreased working capital as of September 30, 2006 by $45.2 million, from $575.4 million as previously reported, to $530.2 million. The decrease in working capital was primarily due to the increase in our restated sales return reserve in periods prior to 2006 as a result of the restatement adjustments.
     The restatement adjustments increased net revenues for the quarter ended December 31, 2006 by $15.3 million, from $99.1 million as previously reported, to $114.4 million. Of this increase, $14.1 million related to the restatement of our sales return reserve and $1.2 million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. The restatement increased net income for the quarter ended December 31, 2006 by $11.4 million, from $17.9 million as previously reported, to $29.3 million. The restatement increased diluted net income per common share for the quarter ended December 31, 2006 by $0.16, from $0.27 as previously reported, to $0.43. The restatement decreased working capital as of December 31, 2006 by $33.8 million, from $356.9 million as previously reported, to $323.1 million. The decrease in working capital was primarily due to the increase in our restated sales return reserve in periods prior to 2006 as a result of the restatement adjustments.
     Throughout the following MD&A, all referenced amounts reflect the balances and amounts on a restated basis.
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
     We cannot control or significantly influence the purchasing patterns of our wholesale and retail drug chain customers. They are highly sophisticated customers who purchase products in a manner consistent with their industry practices and, presumably, based upon their projected demand levels. Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel.

     As described in more detail below, the following significant events and transactions occurred during 2007, and affected our results of operations, our cash flows and our financial condition:
–	FDA approval of PERLANE®;

–	Write-down of intangible asset related to OMNICEF® due to impairment;

–	Strategic collaboration with Hyperion; and

–	Strategic collaboration with Revance.
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
Write-down of intangible asset related to OMNICEF ® due to impairment
     During the quarter ended June 30, 2007, an intangible asset related to OMNICEF® was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $4.1 million related to this intangible asset. Factors affecting the future cash flows of the OMNICEF® intangible asset included an early termination letter received during May 2007 from Abbott, which, in accordance with our agreement with Abbott, transitions our co-promotion agreement into a two-year residual period, and competitive pressures in the marketplace, including generic competition. In addition, as a result of the impairment analysis, the remaining amortizable life of the intangible asset related to OMNICEF® was reduced to two years. The intangible asset related to OMNICEF® will become fully amortized by June 30, 2009. The net impact on amortization expense as a result of the write-down of the carrying value of the intangible asset and the reduction of its amortizable life is a decrease in quarterly amortization expense of approximately $126,000.
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

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

			(Unaudited)
	Year	Year	Year
	Ended	Ended	Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2007(a)	2006(b)	2005(c)
	(Restated)	(Restated)	(Restated)

Net revenues	100.0%	100.0%	100.0%
Gross profit (d)	87.7	88.3	84.2
Operating expenses	67.9	111.9	63.2

Operating income (loss)	19.8	(23.6)	21.0
Other income, net	—	—	17.0
Interest and investment income (expense), net	6.2	5.1	1.6

Income (loss) before income tax (expense) benefit	26.0	(18.5)	39.6
Income tax (expense) benefit	(10.6)	6.3	(14.0)

Net income (loss)	15.4%	(12.2)%	25.6%

(a)	Included in operating expense is $21.1 million (4.6% of net revenues) of share-based compensation expense, $9.3 million (2.0% of net revenues) related to our option to acquire Revance or to license Revance’s product currently under development (including $1.3 million of professional fees incurred related to the agreement), $4.1 million (0.9% of net revenues) for the write-down of an intangible asset related to OMNICEF® and $2.2 million (0.5% of net revenues) of professional fees related to a strategic collaboration with Hyperion.

(b)	Included in operating expenses is $125.2 million (31.8% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $52.6 million (13.4% of net revenues) for the write-down of intangible assets, $26.1 million (6.6% of net revenues) of share-based compensation expense, $10.2 million (2.6% of net revenues) related to a loss contingency for a legal matter and $1.8 million (0.5% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(c)	Included in operating expenses is $11.9 million (3.4% of net revenues) related to a research and development collaboration with Dow, $8.3 million (2.3% of net revenues) related to a research and development collaboration with AAIPharma, $15.2 million (4.3% of net revenues) of share-based compensation expense, $9.2 million (2.6% of net revenues) for the write-down of an intangible asset and $6.0 million (1.7% of net revenues) of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed incurred during the three months ended June 30, 2005 and three months ended September 30, 2005. Included in other income, net, is $59.8 million (17.0% of net revenue) related to a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a fee paid to an investment banker and the expensing of accumulated transaction costs of $27.0 million, and integration planning costs incurred during the three months ended December 31, 2005 of $3.7 million.

(d)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Net Revenues
     The following table sets forth the net revenues for the year ended December 31, 2007 and the year ended December 31, 2006, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2007	2006	$ Change	% Change
	(Restated)	(Restated)
Net product revenues	$441.9	$377.6	$64.3	17.0%
Net contract revenues	15.5	15.6	(0.1)	(0.6)%

Total net revenues	$457.4	$393.2	$64.2	16.3%

	2007	2006	$ Change	% Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	$243.4	$159.8	$83.6	52.3%
Non-acne dermatological products	172.9	199.6	(26.7)	(13.4)%
Non-dermatological products (including contract revenues)	41.1	33.8	7.3	21.6%

Total net revenues	$457.4	$393.2	$64.2	16.3%

			Percentage
			Point
	2007	2006	Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	53.2%	40.6%	12.6
Non-acne dermatological products	37.8%	50.8%	(13.0)
Non-dermatological products (including contract revenues)	9.0%	8.6%	0.4

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during 2007 primarily as a result of an increase in sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, ZIANA®, which was approved by the FDA during the fourth quarter of 2006, and PERLANE®, which was approved by the FDA during the second quarter of 2007. Net revenues associated with our acne and acne-related dermatological products increased by $83.6 million, or 52.3%, and by 12.6 percentage points as a percentage of net revenues during 2007 as compared to 2006 as a result of the increased sales of SOLODYN® and ZIANA®. Net revenues associated with our non-acne dermatological products decreased in net dollars by $26.7 million, or 13.4% and decreased as a percentage of net revenues by 13.0 percentage points during 2007 as compared to 2006, primarily due to decreased sales of LOPROX®, OMNICEF®, and RESTYLANE®, partially offset by increased sales of PERLANE®. Restated net revenues associated with our non-dermatological increased in net dollars by $7.3 million, or 21.6%, and increased as a percentage of net revenues from 8.6% to 9.0% during 2007 as compared to 2006, primarily due to increased sales of BUPHENYL®.

     The restatement had the following effect on the previously-reported net revenues for 2007 and 2006:

	2007	2006
	(in millions)
Net revenues, as previously reported	$464.7	$349.2
Restatement adjustments:
Sales return reserve adjustment	(8.8)	42.6
Other miscellaneous adjustments	1.5	1.4

Net revenues, as restated	$457.4	$393.2

Gross Profit
     Gross profit represents our net revenues less our cost of product revenues. Our cost of product revenues includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for 2007 and 2006 was approximately $21.6 million and $20.0 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for 2007 and 2006, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2007	2006	$ Change	% Change
	(Restated)	(Restated)
Gross profit	$401.3	$347.1	$54.2	15.6%
% of net revenues	87.7%	88.3%
     The increase in gross profit during 2007, compared to 2006, was due to the increase in our net revenues. Gross profit as a percentage of net revenues was affected by the different mix of high gross margin products sold during 2007 as compared to 2006. The launch of SOLODYN®, a higher margin product, during the second quarter of 2006, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues. The impact of the mix of higher margin products being sold during 2007 as compared to 2006 was offset by the write-off of $6.1 million of certain inventories that, during the third quarter of 2007, were determined to be unsalable, and a $2.5 million increase in our inventory valuation reserve recorded during 2007, as compared to a $0.1 million increase in our inventory valuation reserve during 2006. The change in the inventory valuation reserve was due to an increase in inventory during 2007 projected to not be sold by expiry dates.
     The restatement had the following effect on the previously-reported gross profit for 2007 and 2006:

	2007	2006
	(in millions)
Gross profit, as previously reported	$413.7	$307.5
Restatement adjustments:
Net revenue restatement adjustments	(7.3)	44.0
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	(5.3)	(4.4)
Other	0.2	—

Gross profit, as restated	$401.3	$347.1

Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2007 and 2006, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2007	2006	$ Change	% Change
	(Restated)	(Restated)
Selling, general and administrative	$242.6	$202.5	$40.1	19.8%
% of net revenues	53.0%	51.5%
Share-based compensation expense included in selling, general and administrative	$21.0	$24.5	$(3.5)	(14.0)%
     The increase in selling, general and administrative expenses during 2007 from 2006 was attributable to approximately $16.3 million of increased personnel costs, primarily related to an increase in the number of employees (increasing from 407 as of December 31, 2006 to 472 as of December 31, 2007) and the effect of the annual salary increase that occurred during February 2007, $11.5 million of increased promotion expense, primarily related to the promotion of RESTYLANE® and our new products SOLODYN®, ZIANA® and PERLANE®, $14.7 million of increased professional and consulting expenses, including $2.2 million and $1.3 million of professional fees related to our strategic collaboration with Hyperion and equity investment in Revance, respectively, and costs related to our new enterprise resource planning (ERP) system, and $10.6 million of other additional selling, general and administrative expenses incurred during 2007. These increases were partially offset by certain costs incurred during 2006 that were not incurred during 2007, including $10.2 million related to a loss contingency for a legal matter related to our marketing of LOPROX® to pediatricians, $1.8 million related to a settlement of a dispute related to our merger with Ascent and approximately $1.0 million of professional and other expenses related to our development and distribution agreement with Ipsen for the development of RELOXIN®. We expect to incur increased legal and other professional fees during 2008 as a result of patent litigation related to our SOLODYN® product.
     The restatement had the following effect on the previously-reported selling, general and administrative expense for 2007 and 2006:

	2007	2006
	(in millions)
Selling, general and administrative expense, as previously reported	$247.9	$206.8
Restatement adjustment:
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	(5.3)	(4.3)

Selling, general and administrative expense, as restated	$242.6	$202.5

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
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for 2007 and 2006 (dollar amounts in millions):

	2007	2006	$ Change	% Change
	(Restated)	(Restated)
Income tax (benefit) expense	$48.5	$(24.6)	$73.1	297.2%
Effective tax rate	40.8%	(33.8)%
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
     Income tax expense during 2007 was $48.5 million compared to a income tax benefit during 2006 of $24.6 million. The income tax benefit recorded in 2006 is primarily due to our pre-tax loss recognized during 2006. The effective tax rate for 2007 of 40.8% includes a $3.3 million tax charge recorded during the fourth quarter of 2007 relating to a valuation allowance recorded against the deferred tax asset associated with the expensing of the option to acquire Revance or license Revance’s product that is under development. The expense is currently an unrealized loss for tax purposes. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. The Company recorded a valuation allowance to the deferred tax asset associated with this unrealized tax loss to reduce the carrying values to $0, or the amount that management believes is more likely than not to be realized. The effective tax rate for 2007 absent this $3.2 million charge is 38%.
     The effect of the restatement on income tax expense for 2007 was a decrease of $2.5 million, due to a decrease of $7.1 million of pre-tax income as a result of the restatement. The effect of the restatement on the income tax benefit for 2006 was a decrease of $16.2 million, due to a decrease of $43.9 million of pre-tax loss as a result of the restatement. The effect of the restatement on the effective tax rate for 2007 was an increase from 40.5% to 40.8%. The effect of the restatement on the effective tax rate for 2006 was a decrease from (35.0)% to (33.8)%.
Year Ended December 31, 2006 Compared to the Unaudited Year Ended December 31, 2005
Net Revenues
     The following table sets forth the net revenues for the year ended December 31, 2006 and 2005, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2006	2005	$ Change	% Change
	(Restated)	(Restated)
Net product revenues	$377.6	$306.7	$70.9	23.1%
Net contract revenues	15.6	46.0	(30.4)	(66.1)%

Net revenues	$393.2	$352.7	$40.5	11.5%

	2006	2005	$ Change	% Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	$159.8	$114.3	$45.5	39.8%
Non-acne dermatological products	199.6	172.1	27.5	16.0%
Non-dermatological products (including contract revenues)	33.8	66.3	(32.5)	(49.0)%

Total net revenues	$393.2	$352.7	$40.5	11.5%

			Percentage
			Point
	2006	2005	Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	40.6%	32.4%	8.2
Non-acne dermatological products	50.8	48.8	2.0
Non-dermatological products	8.6	18.8	(10.2)

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during 2006 primarily due to sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, and sales of ZIANA®, which was approved by the FDA during the fourth quarter of 2006. This was partially offset by a decrease in contract revenues during 2006 related to our outlicensing of the ORAPRED® brand pursuant to the terms of our license agreement with BioMarin. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues, and increased in net revenue dollars by 39.8% during 2006 as compared to 2005, primarily due to sales of SOLODYN®, which was approved by the FDA during the second quarter of 2006, and sales of ZIANA®, which was approved by the FDA during the fourth quarter of 2006, partially offset by decreases in sales of DYNACIN®, PLEXION® and TRIAZ® products due to competitive pressures, including generic competition. Net revenues associated with our non-acne dermatological products increased as a percentage of net revenues, and increased in net revenue dollars by 16.0% during 2006, primarily an increase in sales of RESTYLANE® and LOPROX® products, partially offset by a decrease in sales of VANOS®. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, and decreased in net revenue dollars by 49.0% during 2006, primarily due to the decrease in ORAPRED® contract revenues discussed above.
     The restatement had the following effect on the previously-reported net revenues for 2006 and 2005:

	2006	2005
	(in millions)
Net revenues, as previously reported	$349.2	$359.7
Restatement adjustments:
Sales return reserve adjustment	42.6	(6.8)
Other miscellaneous adjustments	1.4	(0.2)

Net revenues, as restated	$393.2	$352.7

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
     The following table sets forth our gross profit for 2006 and 2005, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2006	2005	$ Change	% Change
	(Restated)	(Restated)
Gross profit	$347.1	$297.0	$50.1	16.9%
% of net revenues	88.3%	84.2%
     The increase in gross profit was primarily due was due to the increase in our net revenues and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during 2006 as compared to 2005. The launch of SOLODYN® during the second quarter of 2006, a higher margin product, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues.
     The restatement had the following effect on the previously-reported gross profit for 2006 and 2005:

	2006	2005
	(in millions)
Gross profit, as previously reported	$307.5	$307.4
Restatement adjustments:
Net revenue restatement adjustments	44.0	(7.0)
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	(4.4)	(3.4)

Gross profit, as restated	$347.1	$297.0

Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2006 and 2005, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2006	2005	$ Change	% Change
	(Restated)	(Restated)
Selling, general and administrative	$202.5	$146.2	$56.3	38.5%
% of net revenues	51.5%	41.4%
Inamed business integration planning costs included in selling, general and administrative	$—	$6.0	$(6.0)	(100.0)%
Share-based compensation expense included in selling, general and administrative	$24.5	$14.2	$10.3	72.1%
     The increase in selling, general and administrative expenses during 2006 from 2005 was attributable to approximately $10.3 million of additional share-based compensation expense recognized in accordance with SFAS No. 123R (twelve months of expense was recognized during 2006 as compared to six months of expense recognized during 2005 as SFAS No. 123R was adopted as of July 1, 2005), $10.2 million related to a loss contingency for a legal matter related to our marketing of LOPROX® to pediatricians (see Item 3, Legal Proceedings of this Form 10-K), approximately $11.2 million of increased promotional expense, primarily related to the promotion of RESTYLANE®, the launches of SOLODYN® and ZIANA® and pre-launch costs for PERLANE®, $11.2 million of increased personnel costs due to increased headcount and the effect of the annual salary increase that occurred during August 2005 and the partial-year salary increase that occurred during February 2006, $1.8 million related to a settlement of a dispute related to our merger with Ascent, and $17.6 million of other additional selling, general and administrative expenses incurred during 2006, which was partially offset by $6.0 million of business integration planning costs related to the proposed (and subsequently terminated) merger with Inamed incurred during 2005.
     The restatement had the following effect on the previously-reported selling, general and administrative expense for 2006 and 2005:

	2006	2005
	(in millions)
Selling, general and administrative expense, as previously reported	$206.8	$149.6
Restatement adjustment:
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	(4.3)	(3.4)

Selling, general and administrative expense, as restated	$202.5	$146.2

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
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for 2006 and 2005 (dollar amounts in millions):

	2006	2005	$ Change	% Change
	(Restated)	(Restated)
Income tax (benefit) expense	$(24.6)	$49.6	$(74.2)	(149.6)%
Effective tax rate	(33.8)%	35.4%
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
     Income taxes during 2006 was a benefit of $24.6 million, due to our pre-tax loss recognized during 2006, compared to income tax expense of $49.6 million during 2005. The effective tax rate for 2006 of 33.8% includes a $5.1 million tax benefit recorded during the second quarter of 2006 relating to resolutions of income tax examinations through years ended June 30, 2004. The effective tax rate for 2006 absent this $5.1 million benefit is (26.8)%.
     The effect of the restatement on the income tax benefit for 2006 was a decrease of $16.2 million, due to a decrease of $43.9 million of pre-tax loss as a result of the restatement. The effect of the restatement on income tax expense for 2005 was a decrease of $3.7 million, due to a decrease of $6.9 million of pre-tax income and a $1.2 million reduction of income tax expense for 2005 as a result of the restatement. The effect of the restatement on the effective tax rate for 2006 was a decrease from 35.0% to 33.8%. The effect of the restatement on the effective tax rate for 2005 was a decrease from 36.3% to 35.4%.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the year ended December 31, 2007 and 2006, and selected balance sheet components as of December 31, 2007 and 2006 (dollar amounts in millions):

	2007	2006	$ Change	% Change
Cash provided by (used in):
Operating activities	$158.9	$(41.0)	$199.9	488.0%
Investing activities	(269.5)	(216.9)	(52.6)	(24.2)%
Financing activities	14.5	14.3	0.2	1.3%

	Dec. 31, 2007	Dec. 31, 2006	$ Change	% Change
Cash, cash equivalents and short-term investments	$794.7	$554.3	$240.4	43.4%
Working capital (restated)	423.0	323.1	99.9	30.9%
Long-term investments	17.1	130.3	(113.2)	(86.9)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
Working Capital
     Working capital as of December 31, 2007 and 2006 consisted of the following (dollar amounts in millions):

	Dec. 31, 2007	Dec. 31, 2006	$ Change	% Change
Cash, cash equivalents and short-term investments	$794.7	$554.3	$240.4	43.4. %
Accounts receivable, net (restated)	22.2	71.7	(49.5)	(69.0)%
Inventories, net	30.0	27.0	3.0	10.1%
Deferred tax assets, net (restated)	9.2	17.4	(8.2)	(47.1)%
Other current assets	18.0	16.0	2.0	12.5%

Total current assets (restated)	874.1	686.4	187.7	27.3%

Accounts payable	34.9	47.5	(12.6)	(26.6)%
Reserve for sales returns (restated)	68.8	87.4	(18.6)	(21.3)%
Current portion of long-term debt	283.9	169.2	114.7	67.8%
Income taxes payable	7.7	12.6	(4.9)	(38.9)%
Other current liabilities (restated)	55.8	46.6	9.2	19.7%

Total current liabilities (restated)	451.1	363.3	87.8	24.2%

Working capital (restated)	$423.0	$323.1	$99.9	30.9%

     As a result of the restatement adjustments, working capital as of December 31, 2007 decreased $37.1 million, from $460.1 million as previously reported to $423.0 million as restated, and working capital as of December 31, 2006 decreased $33.8 million, from $356.9 million as previously reported to $323.1 million as restated. The decreases in working capital were primarily due to the increase in our restated sales return reserve in periods prior to 2006 as a result of the restatement.
     We had cash, cash equivalents and short-term investments of $794.7 million and working capital of $423.0 million at December 31, 2007, as compared to $554.3 million and $323.1 million, respectively, at December 31, 2006. The increases were primarily due to the generation of $158.9 million of operating cash flow, $19.7 million of cash received from employees’ exercise of stock options and a net transfer of $113.2 million of our long-term investments into short-term investments, partially offset by the payment of $29.1 million to Q-Med upon the FDA’s approval of PERLANE®, the payment of $20.0 million to Revance and $9.5 million of costs incurred related to our new ERP system during 2007.

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
     Except for the Old Notes, we had only $9.8 million of long-term liabilities at December 31, 2007. Except for the New Notes, we had only $167.2 million of current liabilities at December 31, 2007. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be continuing our implementation of a new ERP system during 2008, which will require financial expenditures to complete.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 3 to the consolidated financial statements included in this amended report. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our consolidated financial statements and are important in understanding our financial condition and results of operations.
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
     We do not provide any material forms of price protection to our wholesale customers and permit product returns if the product is damaged, or, depending on the customer, if it is returned within six months prior to expiration or up to 12 months after expiration. Our customers consist principally of financially viable wholesalers, and depending on the customer, revenue is recognized based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions. As a general practice, we do not ship product that has less than 15 months until its expiration date. We also authorize returns for damaged products and credits for expired products in accordance with our returned goods policy and procedures. The shelf life associated with our products is up to 36 months depending on the product. The majority of our prescription products have a shelf life of approximately 18-24 months.
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

Items Deducted From Gross Revenue
     Provisions for estimated product returns, sales discounts, chargebacks, managed care and Medicaid rebates and consumer rebate and loyalty programs are established as a reduction of product sales revenues at the time such revenues are recognized. In addition, we defer revenue for certain sales into the distribution channel that are in excess of projected demand. These deductions from gross revenue are established by us as our best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. Our estimates of inventory in the distribution channel are based on inventory information reported to us by our major wholesale customers for which we have inventory management agreements, historical shipment and return information from our accounting records and data on prescriptions filled, which we purchase from IMS Health, Inc., one of the leading providers of prescription-based information. We also utilize projected prescription demand for our products, as well as, our internal information regarding our products. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, as a reserve within current liabilities, as an addition to accrued expenses, or as deferred revenue within current liabilities.
     Currently, we are unable to specify if actual returns or credits relate to a sale that occurred in the current period or prior period, and therefore, we cannot currently specify how much of the provision recorded relates to sales made in prior periods. However, we believe the process discussed above is appropriate to allow us to reasonably estimate the level of product returns expected from current sales activities, as well as estimate the level of expected credits associated with rebates or chargebacks.
     Our accounting policies for revenue recognition have a significant impact on our reported results and rely on certain estimates that require complex and subjective judgment on the part of our management. If the levels of product returns, inventory in the distribution channel, cash discounts, chargebacks, managed care and Medicaid rebates and consumer rebate and loyalty programs fluctuate significantly and/or if our estimates do not adequately reserve for these reductions of gross product revenues, our reported net product revenues could be negatively affected.

     The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the years ended December 31, 2006 and 2007 (dollars in thousands):

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total
	(Restated)	(Restated)			(Restated)	(Restated)
Balance at December 31, 2005	$110,826	$—	$1,344	$649	$6,215	$2,420	$121,454
Actual	(95,731)	—	(9,363)	(4,225)	(12,069)	(8,224)	(129,612)
Provision	72,317	—	9,720	4,023	11,965	11,202	109,227

Balance at December 31, 2006	$87,412	$—	$1,701	$447	$6,111	$5,398	$101,069

Actual	(57,216)	—	(11,270)	(1,432)	(9,814)	(15,942)	(95,674)
Provision	38,591	1,907	10,080	1,305	8,584	25,289	85,756

Balance at December 31, 2007	$68,787	$1,907	$511	$320	$4,881	$14,745	$91,151

Reserve for Sales Returns
     We account for returns of product by establishing an allowance based on our estimate of revenues recorded for which the related products are expected to be returned in the future. We estimate the rate of future product returns for our established products based on our historical experience, the relative risk of return based on expiration date, and other qualitative factors that could impact the level of future product returns, such as competitive developments, product discontinuations and our introduction of similar new products. Historical experience and the other qualitative factors are assessed on a product-specific basis as part of our compilation of our estimate of future product returns. We also estimate inventory in the distribution channel by monitoring inventories held by our distributors, as well as prescription trends to help us assess whether historical rates of return continue to be appropriate given current conditions. We estimate returns of new products primarily based on our historical acceptance of our new product introductions by our customers and product returns experience of similar products, products that have similar characteristics at various stages of their life cycle, and other available information pertinent to the intended use and marketing of the new product. Changes due to our competitors’ price movements have not adversely affected us. We do not provide material pricing incentives to our distributors that are intended to have them assume additional inventory levels beyond what is customary in their ordinary course of business.
     Our actual experience and the qualitative factors that we use to determine the necessary accrual for future product returns are susceptible to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimates and make changes to the accrual quarterly when it appears product returns may differ from our original estimates.
     The provision for product returns was $38.6 million, or 7.2% of gross product sales, and $72.3 million, or 14.6% of gross product sales, for the years ended December 31, 2007 and 2006, respectively. The reserve for product returns was $68.8 million and $87.4 million as of December 31, 2007 and 2006, respectively. The decrease in the provision and the reserve was primarily related to a reduction in product returns experienced during 2007 and lower levels of inventory in the distribution channel at December 31, 2007.
     If the amount of our estimated quarterly returns increased by 10.0 percent, our restated sales returns reserve at December 31, 2007 would increase by approximately $4.7 million and corresponding revenue would decrease by the same amount. Conversely, if the amount of our estimated quarterly returns decreased by 10.0 percent, our restated sales returns reserve at December 31, 2007 would decrease by approximately $4.7 million and corresponding revenue would increase by the same amount.
     For newly-launched products, if the returns reserve percentage increased by one percentage point, our sales return reserve at December 31, 2007 would increase by approximately $3.9 million and corresponding revenue would decrease by the same amount. Conversely, if the returns reserve percentage decreased by one percentage point, our sales returns reserve at December 31, 2007 would be decreased by approximately $3.9 million and corresponding revenue would increase by the same amount.
     We also defer the recognition of revenue and related cost of revenue for certain sales into the distribution channel that are in excess of projected demand. The distribution channel’s market demand requirement is estimated based on inventory information reported to us by our major wholesale customers for which we have inventory management agreements, who make up a significant majority of our total sales of inventory into the distribution channel. No adjustment is made for those customers who do not provide inventory information to us. Deferred product revenue net of the related cost of revenue associated with estimated inventory in the distribution channel was approximately $1.9 million and $0 as of December 31, 2007 and December 31, 2006, respectively.
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
     As our customer base is made up primarily of major wholesalers and retail chains, cash discounts have historically become earned by our customers. Therefore, we record a provision and maintain a reserve for the maximum amount of potential cash discounts. If there was a 10.0 percent decrease in the number of customers who earned a cash discount during 2007, the provision for 2007 would have been reduced by approximately $0.1 million and the reserve at December 31, 2007 would have been reduced by approximately $0.1 million.
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
     The provision for managed care and Medicaid rebates was $8.6 million, or 1.6% of gross product sales, and $12.0 million, or 2.4% of gross product sales, for the years ended December 31, 2007 and 2006, respectively. The reserve for managed care and Medicaid rebates was $4.9 million and $6.1 million as of December 31, 2007 and 2006, respectively. The decrease in the provision was primarily due to a decrease in the amount of Medicaid rebates related to LOPROX®, due to decreasing demand and fewer rebate transactions. The decrease in the reserve is due to a decrease in the amount of rebates outstanding at the comparable dates.
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
     The provision for consumer rebates and loyalty programs was $25.3 million, or 4.7% of gross product sales, and $11.2 million, or 2.3% of gross product sales, for the years ended December 31, 2007 and 2006, respectively. The reserve for consumer rebates and loyalty programs was $14.7 million and $5.4 million as of December 31, 2007 and 2006, respectively. The increase in the provision and the reserve was primarily due to new consumer rebate programs initiated during 2007 related to our SOLODYN® and ZIANA® products and increased sales of RESTYLANE® and participation in the RESTYLANE® customer loyalty program.
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
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments under

SFAS 123R that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize tax benefits in accordance with FIN 48. Under FIN 48, tax benefits are recognized only if the tax position is “more likely than not” of being sustained. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating losses and credit carryforwards. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.
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
Item 8. Financial Statements and Supplementary Data
     Our financial statements and related financial statement schedule and the Independent Registered Public Accounting Firm’s Reports are incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this amended report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to our consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, management reevaluated our disclosure controls and procedures. Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 as it applies to the calculation of sales return reserves, as described below under “Management’s Report on Internal Control over Financial Reporting.” Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have revised their conclusions relative to the effectiveness of our internal control over financial reporting as of December 31, 2007. Accordingly, management now concludes that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 and the date of this filing.
     As of the date of this filing, management has adopted a sales return reserve methodology that management believes complies with the requirements of SFAS 48. Management has taken and is taking steps, as described below under “Management’s Report on Internal Control over Financial Reporting,” to remediate the material weakness in our internal control over financial reporting.
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
     Other than as described above, during the three months ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to our consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 and the date of this filing. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on the evaluation and the criteria set forth in the COSO Report, management identified a material weakness in internal control over financial reporting. Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness as of December 31, 2007 and the date of this filing:
     There was a material weakness in our internal control over the interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as it applies to the calculation of our sales returns reserve. Specifically, the design of controls over the preparation and review of the sales return reserve did not detect that our method of accounting for returns of short-dated and expired goods was not in conformity with generally accepted accounting principles. The lack of sufficient oversight and supervision of operational and accounting personnel led to our failure to identify the misinterpretation of SFAS 48, with respect to our sales return reserve calculation. As a result, management did not detect its error in accounting for sales return reserves, resulting in the restatement of our previously issued consolidated financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008.
     Based on its assessment, including consideration of the aforementioned material weakness, and the criteria discussed above, management has revised its conclusion relative to the effectiveness of our internal control over financial reporting as of December 31, 2007. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2007 or at the date of this filing.
     Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, included herein.
Remediation Steps to Address Material Weakness
     Management has dedicated significant resources to correct the accounting error relating to our sales return reserve and to ensure that we take proper steps to improve our internal controls and remedy our material weakness in our financial reporting and disclosure controls. Management is committed to implementing effective control policies and procedures and will continually update our Audit Committee as to the progress and status of our remediation efforts to ensure that they are adequately implemented. We believe the following actions we have taken and are taking will be sufficient to remediate the material weakness described above:
•	conduct a full review of our accounting methodology for sales return reserves;

•	assess the technical accounting capabilities of the accounting and finance departments to ensure the proper knowledge, skills, and training; and

•	finance and accounting personnel to attend training sessions, covering relevant topics, which include revenue recognition and related accounting concepts.
     Consistent with good corporate governance, the Audit Committee of our Board of Directors, working with its independent counsel and forensic accountants, conducted an independent inquiry into the matters giving rise to the Company’s need to restate its financial statements (the “Internal Inquiry”). After completing the Internal Inquiry, the Audit Committee concluded that the need to restate our consolidated financial statements was not the result of any fraud or intentional wrongdoing on the part of any of our directors, officers or other employees. The Audit Committee also noted that our independent registered public accounting firm, Ernst & Young LLP, was aware of and discussed with us on several occasions in the past our methodology of accounting for sales return reserves. Neither the Company nor Ernst & Young LLP has previously identified the misinterpretation and misapplication of generally accepted accounting principles with respect to our sales return reserves prior to the PCAOB review, and Ernst & Young LLP expressed unqualified opinions on our consolidated financial statements and our internal control over financial reporting for each of the now-restated annual and transition periods.
     Management believes that the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We expect that the material weakness will be fully remediated prior to December 31, 2008. As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above. Further, we believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K/A and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
     Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which follows:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited Medicis Pharmaceutical Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medicis Pharmaceutical Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the heading “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our report dated February 26, 2008, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2007. As described in the following paragraph, the Company subsequently identified material misstatements in its financial statements, which caused such annual financial statements to be restated. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, expressed herein is different from that expressed in our previous report.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in its internal control over the interpretation of generally accepted accounting principles and its application to the Company’s calculation of its sales returns reserve. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2007 financial statements and this report does not affect our report dated February 26, 2008, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is November 6, 2008, on those consolidated financial statements (as restated).
     In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Medicis Pharmaceutical Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 26, 2008, except for the effects of the
material weakness described in the sixth paragraph
above, as to which the date is
November 6, 2008

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
     The Company has filed, as exhibits to this Annual Report on Form 10-K/A for the year ended December 31, 2007, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     On June 20, 2007, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
     The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance”, “Director Biographical Information”, ”Board Nominees”, “Executive Officers” and “Governance of Medicis” in the Proxy Statement is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Page
(a) Documents filed as a part of this Report
(1) Financial Statements:
Index to consolidated financial statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2007 and 2006 (restated)	F-3
Consolidated statements of operations for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and 2004 (unaudited) and the fiscal year ended June 30, 2005 (restated)	F-5
Consolidated statements of stockholders’ equity for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 (restated)	F-6
Consolidated statements of cash flows for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and 2004 (unaudited) and the fiscal year ended June 30, 2005 (restated)	F-10
Notes to consolidated financial statements	F-11
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1
This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K/A have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits filed as part of this Report:

Exhibit No.	Description
2.1	Agreement of Merger by and between the Company, Medicis Acquisition Corporation and GenDerm Corporation, dated November 28, 1997 (11)

2.2	Agreement of Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

3.1	Certificate of Incorporation of the Company, as amended (23)

3.2	Amended and Restated By-Laws of the Company (43)

4.1	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(26)

4.2	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (23)

4.3	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (19)

4.4	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee (25)

4.5	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc. (19)

4.6	Form of specimen certificate representing Class A common stock (1)

10.1	Asset Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (23)

10.2	Merger Termination Agreement, dated as of December 13, 2005, by and among the Company, Masterpiece Acquisition Corp., and Inamed Corporation(31)

10.3	Securities Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.4	Termination Agreement dated October 19, 2005 between the Company and Michael A. Pietrangelo(28)

Exhibit No.	Description
10.5	License Agreement among the Company, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.6	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.7(a)	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.7(b)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.7(c)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.7(d)	Third Amendment, dated December 30, 2005, to Employment Agreement between the Company and Jonah Shacknai(32)

10.8	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan(30)

10.9(a)	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.9(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(29)

10.10(a)	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(27)

10.10(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Option Plan, dated August 1, 2005(29)

10.11(a)	Medicis Pharmaceutical Corporation 1998 Stock Option Plan(33)

10.11(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(29)

10.11(c)	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(29)

10.12(a)	Medicis Pharmaceutical Corporation 1996 Stock Option Plan(34)

10.12(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(29)

10.13	Waiver Letter dated March 18, 2005 between the Company and Q-Med AB(27)

10.14	Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company (2)

10.15	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company (3)

10.16(a)	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.16(b)	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.16(c)	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.16(d)	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.16(e)	Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.16(f)	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (23)

10.17(a)	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.17(b)	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.17(c)	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.18(a)	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

Exhibit No.	Description
10.18(b)	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.18(c)	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.19	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.20	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.21	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.22	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.23	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.24	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

10.25	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.26	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

10.27	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.28	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.29	Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.30	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.31(a)	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.31(b)	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.32	Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)

10.33	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.34	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.35	Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.36	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

10.37	Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

10.38	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

Exhibit No.	Description
10.39	Medicis Pharmaceutical Corporation 1992 Stock Option Plan(35)

10.40	Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.41	Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.42	Letter Agreement dated as of March 13, 2006 among Medicis Pharmaceutical Corporation, Aesthetica Ltd., Medicis Aesthetics Holdings Inc., Ipsen S.A. and Ipsen Ltd. (37)

10.43 *	Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.44 *	Trademark License Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.45 *	Trademark Assignment Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.46(a)	Medicis 2006 Incentive Award Plan(39)

10.46(b)	Amendment to the Medicis 2006 Incentive Award Plan, dated July 10, 2006(41)

10.46(c)	Amendment No. 2 to the Medicis 2006 Incentive Award Plan, dated April 11, 2007(46)

10.46(d)	Amendment No. 3 to the Medicis 2006 Incentive Award Plan, dated April 16, 2007(45)

10.46(e)	Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(48)

10.46(f)	Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(48)

10.47	Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mark A. Prygocki, Sr. (40)

10.48	Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mitchell S. Wortzman, Ph.D. (40)

10.49	Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Richard J. Havens (40)

10.50	Employment Agreement, dated July 27, 2006, between Medicis Pharmaceutical Corporation and Jason D. Hanson (40)

10.51 *	Office Sublease by and between Apex 7720 North Dobson, L.L.C., an Arizona limited liability company, and Medicis Pharmaceutical Corporation, dated as of July 26, 2006(42)

10.52	Corporate Integrity Agreement between the Office of Inspector General of the department of Health and Human Services and Medicis Pharmaceutical Corporation(44)

10.53 *	Collaboration Agreement, dated as of August 23, 2007, by and between Ucyclyd Pharma, Inc. and Hyperion Therapuetics, Inc. (47)

12 +	Computation of Ratios of Earnings to Fixed Charges

21.1 +	Subsidiaries

23.1 +	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney See signature page

31.1 +	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 +	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 +	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to the Company’s 1995 Form 10-K

(6)	Incorporated by reference to the Company’s 1995 Form 10-K

(7)	Incorporated by reference to the Company’s 1995 Form 10-K

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2006

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 0-18443, previously filed with the SEC

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-18443, previously filed with the SEC

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC on October 28, 2005

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 0-18443, previously filed with the SEC

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006

(33)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(34)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the SEC on October 23, 1996

(35)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(36)	Incorporated by reference to the Company’s Annual Report on Form 10-K/T for the six month transition period ended December 31, 2005, File No. 0-18443, previously filed with the SEC on March 16, 2006

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2006

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-18443, previously filed with the SEC

(39)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 13, 2006

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-18443, previously filed with the SEC

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-18443, previously filed with the SEC

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2007

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2007

(45)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2007

(46)	Incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 3, 2007

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 0-18443, previously filed with the SEC

(48)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-18443, previously filed with the SEC

(b)	The exhibits to this Form 10-K/A follow the Company’s Financial Statement Schedule included in this Form 10-K.

(c)	The Financial Statement Schedule to this Form 10-K/A appears on page S-1 of this Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 10, 2008

MEDICIS PHARMACEUTICAL CORPORATION
By:	/s/ JONAH SHACKNAI
Jonah Shacknai
Chairman of the Board and Chief Executive Officer
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonah Shacknai and Richard D. Peterson, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI	Chairman of the Board of Directors	November 10, 2008

Jonah Shacknai	and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD D. PETERSON	Executive Vice President, Chief Financial Officer,	November 10, 2008

Richard D. Peterson	and Treasurer (Principal Financial and Accounting Officer)

/s/ ARTHUR G. ALTSCHUL, JR.	Director	November 10, 2008

Arthur G. Altschul, Jr.

/s/ SPENCER DAVIDSON	Director	November 10, 2008

Spencer Davidson

/s/ STUART DIAMOND	Director	November 10, 2008

Stuart Diamond

/s/ PETER S. KNIGHT, ESQ.	Director	November 10, 2008

Peter S. Knight, Esq.

/s/ MICHAEL A. PIETRANGELO	Director	November 10, 2008

Michael A. Pietrangelo

/s/ PHILIP S. SCHEIN, M.D.	Director	November 10, 2008

Philip S. Schein, M.D.

/s/ LOTTIE SHACKELFORD	Director	November 10, 2008

Lottie Shackelford

MEDICIS PHARMACEUTICAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006 (restated)	F-3

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and December 31, 2004 (unaudited), and the fiscal year ended June 30, 2005 (restated)
F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and the fiscal year ended June 30, 2005 (restated)	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and December 31, 2004 (unaudited), and the fiscal year ended June 30, 2005 (restated)
F-10

Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries (the Company) as of December 31, 2007 (restated) and 2006 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 (as restated), the six months ended December 31, 2005 (as restated) and the year ended June 30, 2005 (as restated). Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at December 31, 2007 (restated) and 2006 (restated) and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 (as restated), the six months ended December 31, 2005 (as restated) and the year ended June 30, 2005 (as restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2, the accompanying consolidated financial statements have been restated for the correction of an error in the Company’s interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists as it relates to its sales returns reserve calculation.
     As discussed in Notes 3 and 17, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, as discussed in Notes 3 and 20, in 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medicis Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is November 6, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 26, 2008,
except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is
November 6, 2008

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	DECEMBER 31,
	2007	2006
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$108,046	$203,319
Short-term investments	686,634	350,942
Accounts receivable, less allowances:
December 31, 2007 and 2006: $830 (restated) and $2,148 (restated), respectively
	22,205	71,665
Inventories, net	29,973	27,016
Deferred tax assets, net	9,190	17,428
Other current assets	18,049	15,990

Total current assets	874,097	686,360

Property and equipment, net	13,850	6,576
Intangible assets:
Intangible assets related to product line acquisitions and business combinations
	258,873	239,396
Other intangible assets	6,695	5,684

	265,568	245,080
Less: accumulated amortization	92,482	76,241

Net intangible assets	173,086	168,839
Goodwill	63,107	63,107
Deferred tax assets, net	59,577	65,367
Long-term investments	17,072	130,290
Other assets	12,622	2,181

	$1,213,411	$1,122,720

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	DECEMBER 31,
	2007	2006
	(Restated)	(Restated)
Liabilities
Current liabilities:
Accounts payable	$34,891	$47,513
Current portion of contingent convertible senior notes	283,910	169,155
Reserve for sales returns	68,787	87,412
Income taxes payable	7,731	12,654
Other current liabilities	55,807	46,556

Total current liabilities	451,126	363,290

Long-term liabilities:
Contingent convertible senior notes	169,145	283,910
Deferred revenue	6,667	—
Other liabilities	3,172	—

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 69,005,019, and 68,044,363 at December 31, 2007 and 2006, respectively	965	952
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	641,907	598,435
Accumulated other comprehensive income	2,221	537
Accumulated earnings	281,218	218,392
Less: Treasury stock, 12,656,503 and 12,650,233 shares at cost at December 31, 2007 and 2006, respectively	(343,010)	(342,796)

Total stockholders’ equity	583,301	475,520

	$1,213,411	$1,122,720

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			SIX MONTHS ENDED		YEAR ENDED
	YEARS ENDED DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
				(UNAUDITED)
Net product revenues	$441,868	$377,548	$156,963	$144,116	$293,888
Net contract revenues	15,526	15,617	8,385	34,168	71,785

Net revenues	457,394	393,165	165,348	178,284	365,673

Cost of product revenues (1)	56,110	46,106	25,765	29,425	58,125

Gross profit	401,284	347,059	139,583	148,859	307,548

Operating expenses:
Selling, general and administrative (2)	242,633	202,457	78,535	63,305	130,927
Impairment of intangible assets	4,067	52,586	9,171	—	—
Research and development (3)	39,428	161,837	22,367	45,140	65,676
Depreciation and amortization	24,548	23,048	12,420	10,222	22,350

Operating income (loss)	90,608	(92,869)	17,090	30,192	88,595

Other income, net	—	—	59,801	—	—
Interest and investment income	38,390	30,787	10,059	5,076	11,470
Interest expense	(10,018)	(10,640)	(5,333)	(5,324)	(10,640)

Income (loss) before income tax	118,980	(72,722)	81,617	29,944	89,425

Income tax expense (benefit)	48,544	(24,570)	29,811	10,377	30,996

Net income (loss)	$70,436	$(48,152)	$51,806	$19,567	$58,429

Basic net income (loss) per share	$1.26	$(0.88)	$0.95	$0.35	$1.06

Diluted net income (loss) per share	$1.08	$(0.88)	$0.79	$0.32	$0.92

Cash dividend declared per common share	$0.12	$0.12	$0.06	$0.06	$0.12

Basic common shares outstanding	55,988	54,688	54,323	55,972	55,196

Diluted common shares outstanding	71,246	54,688	69,772	72,160	70,909

(1) amounts exclude amortization of intangible assets related to acquired products	$21,606	$20,017	$10,899	$8,933	$19,620
(2) amounts include share-based compensation expense	$21,031	$24,453	$13,947	$258	$515
(3) amounts include share-based compensation expense	$112	$1,626	$1,000	$—	$—
See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2004, as previously reported	65,419	$916	758	$10
Effect of restatement	—	—	—	—

Balance at June 30, 2004 (restated)	65,419	916	758	10
Comprehensive income:
Net income (restated)	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—
Comprehensive income
Conversion of Class B common stock to Class A common stock	758	10	(758)	(10)
Conversion of contingent convertible senior notes	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation, net of award reacquisitions	18	—	—	—
Amortization of deferred compensation, net of award reacquisitions
Exercise of stock options	812	12	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at June 30, 2005	67,007	938	—	—
Comprehensive income:
Net income (restated)	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—

Net unrealized gains on foreign currency translation	—	—	—	—

Comprehensive income
Adjustment for adoption of SFAS No. 123(R)	—	—	—	—
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—

Restricted shares issued for deferred compensation	27	—	—	—
Exercise of stock options	18	—	—	—

Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2005	67,052	938	—	—
See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other			Treasury
Paid-In	Comprehensive	Deferred	Accumulated	Stock
Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total
$517,468	$(1,020)	$(1,212)	$230,049	(8,682)	$(190,908)	$555,303
(5,151)	—	—	(57,260)	—	—	(62,411)

512,317	(1,020)	(1,212)	172,789	(8,682)	(190,908)	492,892
—	—	—	58,429	—	—	58,429
—	(75)	—	—	—	—	(75)
—	489	—	—	—	—	489

						58,843
—	—	—	—	—	—	—
2	—	—	—	—	—	2
—	—	—	(6,565)	—	—	(6,565)
298	—	—	—	(18)	(298)	—
—	—	515	—	—	—	515
16,520	—	—	—	—	—	16,532
4,672	—	—	—	—	—	4,672
—	—	—	—	(3,920)	(150,000)	(150,000)

533,809	(606)	(697)	224,653	(12,620)	(341,206)	416,891
—	—	—	51,806	—	—	51,806
—	636	—	—	—	—	636

—	349	—	—	—	—	349

						52,791

827	—	697	—	—	(1,524)	—
14,947	—	—	—	—	—	14,947
—	—	—	(3,301)	—	—	(3,301)

—	—	—	—	(27)	—	—
430	—	—	—	—	—	430

(7)	—	—	—	—	—	(7)

550,006	379	—	273,158	(12,647)	(342,730)	481,751

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	67,052	$938	—	$—
Comprehensive income:
Comprehensive income:
Net loss (restated)	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—
Comprehensive loss
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	24	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	968	14	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2006	68,044	952	—	—

Comprehensive income:
Net income (restated)	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—

Comprehensive income
Adjustment for adoption of FIN 48	—	—	—	—
Share-based compensation	—	—	—	—

Dividends declared	—	—	—	—

Restricted shares issued for deferred compensation	37	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	924	13	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2007	69,005	$965	—	$—

See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other			Treasury
Paid-In	Comprehensive	Deferred	Accumulated	Stock
Capital	Income (Loss)	Compensation	Earnings	Shares	Amount	Total
			(Restated)			(Restated)
$550,006	$379	$—	$273,158	(12,647)	$(342,730)	$481,751
—	—	—	(48,152)		—	(48,152)
—	236	—	—		—	236
—	(78)	—	—		—	(78)

						(47,994)
26,078	—	—	—		—	26,078
—	—	—	(6,614)		—	(6,614)
—	—	—	—		—	—
—	—	—	—	(3)	(66)	(66)
18,430	—	—	—		—	18,444
3,921	—	—	—		—	3,921

598,435	537	—	218,392	(12,650)	(342,796)	475,520

—	—	—	70,436		—	70,436
—	885	—	—		—	885
—	799	—	—		—	799

						72,120

—	—	—	(808)		—	808
21,143	—	—	—		—	21,143
—	—	—	(6,802)		—	(6,802)

—	—	—	—		—	—
—	—	—	—	(6)	(214)	(214)
19,739	—	—	—		—	19,752
2,590	—	—	—		—	2,590

$641,907	$2,221	$—	$281,218	(12,656)	$(343,010)	$583,301

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			SIX MONTHS ENDED		YEAR ENDED
	YEARS ENDED DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
				(UNAUDITED)
Operating Activities:
Net income (loss) (restated)	$70,436	$(48,152)	$51,806	$19,567	$58,429
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,548	23,048	12,420	10,222	22,350
Amortization of deferred financing fees	1,519	2,144	1,072	1,072	2,143
Impairment of intangible assets	4,067	52,586	9,171	—	—
Loss on disposal of property and equipment	19	449	34	39	52
Loss on sale of product rights	259	—	—	—	—
(Gain) loss on sale of available-for-sale investments	(105)	(421)	599	103	882
Write-off of Inamed transaction costs	—	—	14,042	—	—
Share-based compensation expense	21,143	26,079	14,947	258	515
Deferred income tax expense (benefit)	14,027	(43,896)	2,358	(5,321)	943
Tax benefit from exercise of stock options and vesting of restricted stock awards	2,590	3,921	—	4,626	4,672
Excess tax benefits from share-based payment arrangements	(1,494)	(2,166)	(73)	—	—
(Decrease) increase in provision for sales discounts and chargebacks	(1,318)	154	15	(879)	(642)
(Amortization) accretion of (discount)/premium on investments	(3,369)	(2,159)	(418)	5,010	6,528
Changes in operating assets and liabilities:
Accounts receivable	50,777	(8,955)	1,436	(3,921)	(6,422)
Inventories	(2,957)	(7,940)	1,625	2,199	(2,855)
Other current assets	(2,060)	(3,749)	4,194	(1,942)	1,886
Accounts payable	(12,622)	(10,195)	27,220	4,557	15,580
Reserve for sales returns	(18,625)	(23,414)	(2,456)	9,698	18,800
Income taxes payable	(4,420)	(20,175)	16,055	7,716	11,266
Other current liabilities	8,000	21,878	(6,057)	(7,539)	(4,146)
Other liabilities	8,529	—	—	—	—

Net cash provided by (used in) operating activities	158,944	(40,963)	147,990	45,465	129,981

Investing Activities:
Purchase of property and equipment	(10,020)	(4,450)	(748)	(1,829)	(2,913)
Equity investment in an unconsolidated entity	(11,957)	—	—	—	—
Payment of direct merger costs	—	(27,420)	(5,811)	(129)	(7,454)
Payments for purchase of product rights	(30,394)	(2,164)	(481)	(3,085)	(3,296)
Proceeds from sale of product rights	1,000	—	—	—	—
Purchase of available-for-sale investments	(741,075)	(822,512)	(203,247)	(440,602)	(762,561)
Sale of available-for-sale investments	291,804	349,034	159,597	489,352	846,143
Maturity of available-for-sale investments	231,156	290,597	174,355	32,451	70,568

Net cash (used in) provided by investing activities	(269,486)	(216,915)	123,665	76,158	140,487

Financing Activities:
Payment of financing costs	—	—	—	(6)	(6)
Payment of dividends	(6,771)	(6,581)	(3,295)	(3,115)	(6,370)
Payment of contingent convertible senior notes	(5)	—	—	—	—
Purchase of treasury stock	—	—	—	(150,000)	(150,000)
Excess tax benefits from share-based payment arrangements	1,494	2,166	73	—	—
Proceeds from the exercise of stock options	19,752	18,693	430	15,674	16,583

Net cash provided by (used in) financing activities	14,470	14,278	(2,792)	(137,447)	(139,793)

Effect of exchange rate on cash and cash equivalents	799	(78)	349	724	489

Net (decrease) increase in cash and cash equivalents	(95,273)	(243,678)	269,212	(15,100)	131,164
Cash and cash equivalents at beginning of period	203,319	446,997	177,785	46,621	46,621

Cash and cash equivalents at end of period	$108,046	$203,319	$446,997	$31,521	$177,785

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
NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
     The Company has restated its consolidated financial statements for 2007, 2006, the Transition Period, the unaudited comparable 2004 six months, and fiscal 2005. The restatement principally relates to an error in the Company’s interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”) as its applies to a component of the Company’s sales return reserve calculations. Management commenced a review and analysis of its accounting for sales return reserves after the Public Company Accounting Oversight Board’s (the “PCAOB”) inspection of the Company’s independent public accounting firm’s, Ernst & Young LLP’s, audit of the Company’s 2007 financial statements. Based on the PCAOB inspection, Ernst & Young LLP informed management that the method of accounting for returns of short-dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns. Management conducted a review of whether the reserve complied with SFAS 48 and whether the amounts involved were material under Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), and Staff Accounting Bulletin No. 108, Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), for one or more periods. Management determined that there was an error in its interpretation and application of SFAS 48 and that the adjustments necessary to properly state the sales returns reserve were material for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. Accordingly, management recommended to the Audit Committee that a restatement was required.

     The Company’s prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products, which were expected to be replaced with similar products, at replacement cost, based on the Company’s view of the economic impact of returns on its business, rather than deferring the gross sales price. The replacement of short-dated and expired products, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of the Company’s review and analysis, the Company determined that, although the exchanged product was similar, it was not of the same quality, strictly due to dating, as the Company was replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, the Company has revised its reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual return experience. Additionally, because of the impact of the changes in the sales returns reserve the Company recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. The Company’s reserve for estimated future returns was previously included as an allowance reducing accounts receivable in the Company’s consolidated balance sheets. As a result of the restatement, the reserve for estimated future returns is being classified within current liabilities, rather than as an allowance reducing accounts receivable, in the accompanying consolidated balance sheets.
     The restated consolidated financial statements include other adjustments, including adjustments related to conforming the Company’s historical accounting policies to current accounting policies, that were previously identified, but not previously recorded, as they were not material, either individually or in the aggregate. While none of these other adjustments is individually material, they are being made as part of the restatement process. These other adjustments include the reclassification of certain amounts in prior year financial statements to conform to the 2007 financial statement presentation, including the reclassification of donated product to charitable organizations from selling, general and administrative expenses to cost of product revenues.
     The restatement adjustments have been made for the periods described above, as well as for the unaudited quarterly periods during 2007 and 2006 included in Note 24 of these consolidated financial statements.
     The restatement affects periods prior to fiscal 2005. The impact of the restatement on such prior periods is reflected as an adjustment to retained earnings as of July 1, 2004. The cumulative adjustment to retained earnings as of July 1, 2004 as a result of the restatement was a reduction of retained earnings of approximately $57.3 million. $51.1 million of this cumulative adjustment amount related to the restatement of the sales return reserve, and $6.2 million related to other adjustments.
     The following is a summary of the effects of the restatement on the Company’s consolidated balance sheets as of December 31, 2007 and December 31, 2006, and its consolidated statements of operations and consolidated statements of cash flows for 2007, 2006, the Transition Period, the unaudited comparable 2004 six months, and fiscal 2005:

CONSOLIDATED BALANCE SHEET
As of December 31, 2007
(in thousands, except share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$108,046		$108,046
Short-term investments	686,634		686,634
Accounts receivable, less allowances of $830 ($10,658 as previously reported)
	12,377	9,828	22,205
Inventories, net	29,973		29,973
Deferred tax assets, net	—	9,190	9,190
Other current assets	18,049		18,049

Total current assets	855,079	19,018	874,097
Property and equipment, net	13,850		13,850
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	258,873		258,873
Other intangible assets	7,063	(368)	6,695

	265,936	(368)	265,568
Less: accumulated amortization	92,482		92,482

Net intangible assets	173,454	(368)	173,086
Goodwill	63,107		63,107
Deferred tax assets, net	59,445	132	59,577
Long-term investments	17,072		17,072
Other assets	12,622		12,622

	$1,194,629	$18,782	$1,213,411

Liabilities
Current liabilities:
Accounts payable	$34,891		$34,891
Current portion of contingent convertible senior notes	283,910		283,910
Reserve for sales returns	—	68,787	68,787
Income taxes payable	7,734	(3)	7,731
Deferred tax liabilities, net	11,684	(11,684)	—
Other current liabilities	56,781	(974)	55,807

	395,000	56,126	451,126

Long-term liabilities:
Contingent convertible senior notes	169,145		169,145
Deferred revenue	6,667		6,667
Other liabilities	1,862	1,310	3,172
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized:
5,000,000 no shares issued	—		—
Class A common stock, $0.014 par value, shares authorized:
150,000,000; issued and outstanding: 69,005,019	965		965
Class B common stock, $0.014 par value, shares authorized:
1,000,000; issued and outstanding: none	—		—
Additional paid-in capital	641,907		641,907
Accumulated other comprehensive income	2,221		2,221
Accumulated earnings	319,872	(38,654)	281,218
Less: Treasury stock, 12,656,503 shares at cost	(343,010)		(343,010)

Total stockholders’ equity	621,955	(38,654)	583,301

	$1,194,629	$18,782	$1,213,411

CONSOLIDATED BALANCE SHEET
As of December 31, 2006
(in thousands, except share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$203,319		$203,319
Short-term investments	350,942		350,942
Accounts receivable, less allowances of $2,148 ($37,443 as previously reported)	36,370	35,295	71,665
Inventories, net	27,016		27,016
Deferred tax assets, net	—	17,428	17,428
Other current assets	15,990		15,990

Total current assets	633,637	52,723	686,360
Property and equipment, net	6,576		6,576
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	239,396		239,396
Other intangible assets	6,052	(368)	5,684
	245,448	(368)	245,080
Less: accumulated amortization	76,241		76,241

Net intangible assets	169,207	(368)	168,839
Goodwill	63,107		63,107
Deferred tax assets, net	65,234	133	65,367
Long-term investments	130,290		130,290
Other assets	2,181		2,181

	$1,070,232	$52,488	$1,122,720

Liabilities
Current liabilities:
Accounts payable	$47,513		$47,513
Current portion of contingent convertible senior notes	169,155		169,155
Reserve for sales returns	—	87,412	87,412
Income taxes payable	11,346	1,308	12,654
Deferred tax liabilities, net	946	(946)	—
Other current liabilities	47,803	(1,247)	46,556

	276,763	86,527	363,290

Long-term liabilities:
Contingent convertible senior notes	283,910		283,910
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000 no shares issued	—		—
Class A common stock, $0.014 par value, shares authorized:
150,000,000; issued and outstanding: 68,044,363	952		952
Class B common stock, $0.014 par value, shares authorized:
1,000,000; issued and outstanding: none	—		—
Additional paid-in capital	598,435		598,435
Accumulated other comprehensive income	537		537
Accumulated earnings	252,431	(34,039)	218,392
Less: Treasury stock, 12,650,233 shares at cost	(342,796)		(342,796)

Total stockholders’ equity	509,559	(34,039)	475,520

	$1,070,232	$52,488	$1,122,720

CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$449,125	$(7,257)	$441,868
Net contract revenues	15,526		15,526

Net revenues	464,651	(7,257)	457,394

Cost of product revenues (1)	50,968	5,142	56,110

Gross profit	413,683	(12,399)	401,284
Operating expenses:
Selling, general and administrative (2)	247,917	(5,284)	242,633
Impairment of intangible assets	4,067		4,067
Research and development (3)	39,428		39,428
Depreciation and amortization	24,548		24,548

Operating income	97,723	(7,115)	90,608
Interest and investment income	38,390		38,390
Interest expense	(10,018)		(10,018)

Income before income tax	126,095	(7,115)	118,980
Income tax expense	51,044	(2,500)	48,544

Net income	$75,051	$(4,615)	$70,436

Basic net income per share	$1.34	$(0.08)	$1.26

Diluted net income per share	$1.14	$(0.06)	$1.08

Cash dividend declared per common share	$0.12		$0.12

Basic common shares outstanding	55,988		55,988

Diluted common shares outstanding	71,246		71,246

(1) amount excludes amortization of intangible assets related to acquired products	$21,606		$21,606
(2) amount includes share-based compensation expense	$21,031		$21,031
(3) amount includes share-based compensation expense	$112		$112

CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$333,625	$43,923	$377,548
Net contract revenues	15,617		15,617

Net revenues	349,242	43,923	393,165

Cost of product revenues (1)	41,741	4,365	46,106

Gross profit	307,501	39,558	347,059
Operating expenses:
Selling, general and administrative (2)	206,822	(4,365)	202,457
Impairment of intangible assets	52,586		52,586
Research and development (3)	161,837		161,837
Depreciation and amortization	23,048		23,048

Operating loss	(136,792)	43,923	(92,869)
Interest and investment income	30,787		30,787
Interest expense	(10,640)		(10,640)

Loss before income tax	(116,645)	43,923	(72,722)
Income tax benefit	(40,796)	16,226	(24,570)

Net loss	$(75,849)	$27,697	$(48,152)

Basic net loss per share	$(1.39)	$0.51	$(0.88)

Diluted net loss per share	$(1.39)	$0.51	$(0.88)

Cash dividend declared per common share	$0.12		$0.12

Basic common shares outstanding	54,688		54,688

Diluted common shares outstanding	54,688		54,688

(1) amount excludes amortization of intangible assets related to acquired products	$20,017		$20,017
(2) amount includes share-based compensation expense	$24,453		$24,453
(3) amount includes share-based compensation expense	$1,626		$1,626

CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended December 31, 2005
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$155,569	$1,394	$156,963
Net contract revenues	8,385		8,385

Net revenues	163,954	1,394	165,348

Cost of product revenues (1)	24,111	1,654	25,765

Gross profit	139,843	(260)	139,583
Operating expenses:
Selling, general and administrative (2)	80,189	(1,654)	78,535
Impairment of intangible assets	9,171		9,171
Research and development (3)	22,367		22,367
Depreciation and amortization	12,420		12,420

Operating income	15,696	1,394	17,090
Other income, net	59,801		59,801
Interest and investment income	10,059		10,059
Interest expense	(5,333)		(5,333)

Income before income tax	80,223	1,394	81,617
Income tax expense	30,502	(691)	29,811

Net income	$49,721	$2,085	$51,806

Basic net income per share	$0.92	$0.03	$0.95

Diluted net income per share	$0.76	$0.03	$0.79

Cash dividend declared per common share	$0.06		$0.06

Basic common shares outstanding	54,323		54,323

Diluted common shares outstanding	69,772		69,772

(1) amount excludes amortization of intangible assets related to acquired products	$10,899		$10,899
(2) amount includes share-based compensation expense	$13,947		$13,947
(3) amount includes share-based compensation expense	$1,000		$1,000

CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended December 31, 2004
(unaudited)
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$146,999	$(2,883)	$144,116
Net contract revenues	34,168		34,168

Net revenues	181,167	(2,883)	178,284

Cost of product revenues (1)	27,270	2,155	29,425

Gross profit	153,897	(5,038)	148,859
Operating expenses:
Selling, general and administrative (2)	65,736	(2,431)	63,305
Research and development	45,140		45,140
Depreciation and amortization	10,222		10,222

Operating income	32,799	(2,607)	30,192
Interest and investment income	5,076		5,076
Interest expense	(5,324)		(5,324)

Income before income tax	32,551	(2,607)	29,944
Income tax expense	11,328	(951)	10,377

Net income	$21,223	$(1,656)	$19,567

Basic net income per share	$0.38	$(0.03)	$0.35

Diluted net income per share	$0.34	$(0.02)	$0.32

Cash dividend declared per common share	$0.06		$0.06

Basic common shares outstanding	55,972		55,972

Diluted common shares outstanding	72,160		72,160

(1) amount excludes amortization of intangible assets related to acquired products	$8,933		$8,933
(2) amount includes share-based compensation expense	$258		$258

CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended June 30, 2005
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$305,114	$(11,226)	$293,888
Net contract revenues	71,785		71,785

Net revenues	376,899	(11,226)	365,673

Cost of product revenues (1)	55,447	2,678	58,125

Gross profit	321,452	(13,904)	307,548
Operating expenses:
Selling, general and administrative (2)	135,154	(4,227)	130,927
Research and development	65,676		65,676
Depreciation and amortization	22,350		22,350

Operating income	98,272	(9,677)	88,595
Interest and investment income	11,470		11,470
Interest expense	(10,640)		(10,640)

Income before income tax	99,102	(9,677)	89,425
Income tax expense	34,112	(3,116)	30,996

Net income	$64,990	$(6,561)	$58,429

Basic net income per share	$1.18	$(0.12)	$1.06

Diluted net income per share	$1.01	$(0.09)	$0.92

Cash dividend declared per common share	$0.12		$0.12

Basic common shares outstanding	55,196		55,196

Diluted common shares outstanding	70,909		70,909

(1) amount excludes amortization of intangible assets related to acquired products	$19,620		$19,620
(2) amount includes share-based compensation expense	$515		$515

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net income	$75,051	$(4,615)	$70,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,548		24,548
Amortization of deferred financing fees	1,519		1,519
Impairment of intangible assets	4,067		4,067
Loss on disposal of property and equipment	19		19
Loss on sale of product rights	259		259
Gain on sale of available-for-sale investments	(105)		(105)
Share-based compensation expense	21,143		21,143
Deferred income tax expense	16,527	(2,500)	14,027
Tax benefit from exericise of stock options and vesting of restricted stock awards	2,590		2,590
Excess tax benefits from share-based payment arrangements	(1,494)		(1,494)
Decrease in provision for sales discounts and chargebacks	(26,785)	25,467	(1,318)
Amortization of (discount) premium on investments	(3,369)		(3,369)
Changes in operating assets and liabilities:
Accounts receivable	50,777		50,777
Inventories	(2,957)		(2,957)
Other current assets	(2,060)		(2,060)
Accounts payable	(12,622)		(12,622)
Reserve for sales returns	—	(18,625)	(18,625)
Income taxes payable	(4,420)		(4,420)
Other current liabilities	7,727	273	8,000
Other liabilities	8,529		8,529

Net cash provided by operating activities	158,944	—	158,944
Investing Activities:
Purchase of property and equipment	(10,020)		(10,020)
Equity investment in unconsolidated entity	(11,957)		(11,957)
Payments for purchase of product rights	(30,394)		(30,394)
Proceeds from sale of product rights	1,000		1,000
Purchase of available-for-sale investments	(741,075)		(741,075)
Sale of available-for-sale investments	291,804		291,804
Maturity of available-for-sale investments	231,156		231,156

Net cash used in investing activities	(269,486)	—	(269,486)
Financing Activities:
Payment of dividends	(6,771)		(6,771)
Payment of contingent convertible senior notes	(5)		(5)
Excess tax benefits from share-based payment arrangements	1,494		1,494
Proceeds from the exercise of stock options	19,752		19,752

Net cash provided by financing activities	14,470	—	14,470
Effect of exchange rate on cash and cash equivalents	799		799

Net decrease in cash and cash equivalents	(95,273)	—	(95,273)
Cash and cash equivalents at beginning of period	203,319		203,319

Cash and cash equivalents at end of period	$108,046	$—	$108,046

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net loss	$(75,849)	$27,697	$(48,152)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,048		23,048
Amortization of deferred financing fees	2,144		2,144
Impairment of intangible assets	52,586		52,586
Loss on disposal of property and equipment	449		449
Gain on sale of available-for-sale investments	(421)		(421)
Share-based compensation expense	26,079		26,079
Deferred income tax benefit	(60,122)	16,226	(43,896)
Tax benefit from exericise of stock options and vesting of restricted stock awards	3,921		3,921
Excess tax benefits from share-based payment arrangements	(2,166)		(2,166)
Increase in provision for sales discounts and chargebacks	19,282	(19,128)	154
Amortization of (discount) premium on investments	(2,159)		(2,159)
Changes in operating assets and liabilities:
Accounts receivable	(8,955)		(8,955)
Inventories	(7,940)		(7,940)
Other current assets	(3,749)		(3,749)
Accounts payable	(10,195)		(10,195)
Reserve for sales returns	—	(23,414)	(23,414)
Income taxes payable	(20,175)		(20,175)
Other current liabilities	23,259	(1,381)	21,878
Net cash used in operating activities	(40,963)	—	(40,963)

Investing Activities:
Purchase of property and equipment	(4,450)		(4,450)
Payment of direct merger costs	(27,420)		(27,420)
Payments for purchase of product rights	(2,164)		(2,164)
Purchase of available-for-sale investments	(822,512)		(822,512)
Sale of available-for-sale investments	349,034		349,034
Maturity of available-for-sale investments	290,597		290,597

Net cash used in investing activities	(216,915)	—	(216,915)
Financing Activities:
Payment of dividends	(6,581)		(6,581)
Excess tax benefits from share-based payment arrangements	2,166		2,166
Proceeds from the exercise of stock options	18,693		18,693

Net cash provided by financing activities	14,278	—	14,278
Effect of exchange rate on cash and cash equivalents	(78)		(78)

Net decrease in cash and cash equivalents	(243,678)	—	(243,678)
Cash and cash equivalents at beginning of period	446,997		446,997

Cash and cash equivalents at end of period	$203,319	$—	$203,319

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Month Ended December 31, 2005
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net income	$49,721	$2,085	$51,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,420		12,420
Amortization of deferred financing fees	1,072		1,072
Impairment of intangible assets	9,171		9,171
Loss on disposal of property and equipment	34		34
Loss on sale of available-for-sale investments	599		599
Write-off of Inamed transaction costs	14,042		14,042
Share-based compensation expense	14,947		14,947
Deferred income tax expense	1,849	509	2,358
Excess tax benefits from share-based payment arrangements	(73)		(73)
(Decrease) increase in provision for sales discounts and chargebacks	(913)	928	15
Amortization of (discount) premium on investments	(418)		(418)
Changes in operating assets and liabilities:
Accounts receivable	1,436		1,436
Inventories	1,625		1,625
Other current assets	4,194		4,194
Accounts payable	27,220		27,220
Reserve for sales returns	—	(2,456)	(2,456)
Income taxes payable	17,255	(1,200)	16,055
Other current liabilities	(6,191)	134	(6,057)

Net cash provided by operating activities	147,990	—	147,990
Investing Activities:
Purchase of property and equipment	(748)		(748)
Payment of direct merger costs	(5,811)		(5,811)
Payments for purchase of product rights	(481)		(481)
Purchase of available-for-sale investments	(203,247)		(203,247)
Sale of available-for-sale investments	159,597		159,597
Maturity of available-for-sale investments	174,355		174,355

Net cash provided by investing activities	123,665	—	123,665
Financing Activities:
Payment of dividends	(3,295)		(3,295)
Excess tax benefits from share-based payment arrangements	73		73
Proceeds from the exercise of stock options	430		430

Net cash used in financing activities	(2,792)	—	(2,792)
Effect of exchange rate on cash and cash equivalents	349		349

Net increase in cash and cash equivalents	269,212	—	269,212
Cash and cash equivalents at beginning of period	177,785		177,785

Cash and cash equivalents at end of period	$446,997	$—	$446,997

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2004
(unaudited)
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net income	$21,223	$(1,656)	$19,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,222		10,222
Amortization of deferred financing fees	1,072		1,072
Loss on disposal of property and equipment	39		39
Loss on sale of available-for-sale investments	103		103
Share-based compensation expense	258		258
Deferred income tax benefit	(3,060)	(2,261)	(5,321)
Tax benefit from exericise of stock options and vesting of restricted stock awards	5,058	(432)	4,626
Increase (decrease) in provision for sales discounts and chargebacks	3,100	(3,979)	(879)
Accretion of (discount) premium on investments	5,010		5,010
Changes in operating assets and liabilities:
Accounts receivable	(957)	(2,964)	(3,921)
Inventories	2,621	(422)	2,199
Other current assets	(1,942)		(1,942)
Accounts payable	4,557		4,557
Reserve for sales returns	—	9,698	9,698
Income taxes payable	5,974	1,742	7,716
Other current liabilities	(7,813)	274	(7,539)

Net cash provided by operating activities	45,465	—	45,465
Investing Activities:
Purchase of property and equipment	(1,829)		(1,829)
Payment of direct merger costs	(129)		(129)
Payments for purchase of product rights	(3,085)		(3,085)
Purchase of available-for-sale investments	(440,602)		(440,602)
Sale of available-for-sale investments	489,352		489,352
Maturity of available-for-sale investments	32,451		32,451

Net cash provided by investing activities	76,158	—	76,158
Financing Activities:
Payment of financing costs	(6)		(6)
Payment of dividends	(3,115)		(3,115)
Purchase of treasury stock	(150,000)		(150,000)
Proceeds from the exercise of stock options	15,674		15,674

Net cash used in financing activities	(137,447)	—	(137,447)
Effect of exchange rate on cash and cash equivalents	724		724

Net decrease in cash and cash equivalents	(15,100)	—	(15,100)
Cash and cash equivalents at beginning of period	46,621		46,621

Cash and cash equivalents at end of period	$31,521	$—	$31,521

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended June 30, 2005
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net income	$64,990	$(6,561)	$58,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,350		22,350
Amortization of deferred financing fees	2,143		2,143
Loss on disposal of property and equipment	52		52
Loss on sale of available-for-sale investments	882		882
Share-based compensation expense	515		515
Deferred income tax expense	5,369	(4,426)	943
Tax benefit from exericise of stock options and vesting of restricted stock awards	5,104	(432)	4,672
Increase (decrease) in provision for sales discounts and chargebacks	3,118	(3,760)	(642)
Accretion of (discount) premium on investments	6,528		6,528
Changes in operating assets and liabilities:
Accounts receivable	(2,480)	(3,942)	(6,422)
Inventories	(1,160)	(1,695)	(2,855)
Other current assets	1,886		1,886
Accounts payable	15,580		15,580
Reserve for sales returns	—	18,800	18,800
Income taxes payable	9,524	1,742	11,266
Other current liabilities	(4,420)	274	(4,146)

Net cash provided by operating activities	129,981	—	129,981
Investing Activities:
Purchase of property and equipment	(2,913)		(2,913)
Payment of direct merger costs	(7,454)		(7,454)
Payments for purchase of product rights	(3,296)		(3,296)
Purchase of available-for-sale investments	(762,561)		(762,561)
Sale of available-for-sale investments	846,143		846,143
Maturity of available-for-sale investments	70,568		70,568

Net cash provided by investing activities	140,487	—	140,487
Financing Activities:
Payment of financing costs	(6)		(6)
Payment of dividends	(6,370)		(6,370)
Purchase of treasury stock	(150,000)		(150,000)
Proceeds from the exercise of stock options	16,583		16,583

Net cash used in financing activities	(139,793)	—	(139,793)
Effect of exchange rate on cash and cash equivalents	489		489

Net increase in cash and cash equivalents	131,164	—	131,164
Cash and cash equivalents at beginning of period	46,621		46,621

Cash and cash equivalents at end of period	$177,785	$—	$177,785

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Intangible Assets
     The Company has in the past made acquisitions of license agreements, product rights, and other identifiable intangible assets. Intangible assets subject to amortization were approximately $173.1 million and $168.8 million as of December 31, 2007 and 2006, respectively. The Company amortizes intangible assets on a straight-line basis over their expected useful lives, which range between five and 25 years. Total intangible assets as of December 31, 2007 and 2006 were as follows (dollars in thousands):

		December 31, 2007			December 31, 2006
	Weighted	Accumulated				Accumulated
	Average Life	Gross	Amortization	Net	Gross	Amortization	Net
Related to product line acquisitions	15.7	$253,791	$(87,406)	$166,385	$234,314	$(72,299)	$162,015
Related to business combinations	7.5	5,082	(3,919)	1,16	3 5,082	(2,996)	2,086
Patents and trademarks (restated)	18.0	6,695	(1,157)	5,538	5,684	(946)	4,738

Total intangible assets (restated)		$265,568	$(92,482)	$173,086	$245,080	$(76,241)	$168,839

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
Impairment of Long-Lived Assets
     The Company assesses the potential impairment of long-lived assets on a periodic basis and when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset grouping to the Company’s estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.  If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value.  When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives (See Note 4).
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
Other Current Liabilities
     Other current liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2007	2006
	(Restated)	(Restated)
Accrued incentives	$15,324	$13,479
Managed care and Medicaid reserves	4,881	6,111
Legal reserves	350	10,500
Accrued consumer rebate and loyalty programs	14,745	5,398
Deferred revenue	4,758	258
Other accrued expenses	15,749	10,810

	$55,807	$46,556

     Included in deferred revenue as of December 31, 2007 and December 31, 2006 was $1.9 million and $0, respectively, associated with the deferral of the recognition of revenue and related cost of revenue for certain sales into the distribution channel that are in excess of projected demand.
Revenue Recognition
     Revenue from product sales is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for estimated product returns, sales discounts, chargebacks, managed care and Medicaid rebates and consumer rebates and loyalty programs are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by the Company’s management as its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. The Company’s estimates of inventory in the distribution channel are based on inventory information reported to the Company by its major wholesale customers for which the Company has inventory management agreements, historical shipment and return information from its accounting records, and data on prescriptions filled, which the Company purchases from one of the leading providers of prescription-based information. The Company also utilizes projected prescription demand for its products, as well as, the Company’s internal information regarding its products. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, as a reserve within current liabilities, as an addition to accrued expenses, or as deferred revenue within current liabilities.

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
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Expected dividend yield	0.4	0.4%	0.4%
Expected stock price volatility	0.35	0.36	0.36
Risk-free interest rate	4.5% to 4.8%	4.5% to 4.6%	4.1% to 4.2%
Expected life of options	7 Years	7 Years	6 to 8 Years

	Six Months Ended	Year Ended
	December 31, 2004	June 30, 2005
	(UNAUDITED)
Expected dividend yield	0.3%	0.3%
Expected stock price volatility	0.44	0.44
Risk-free interest rate	3.6%	3.6%
Expected life of options	5 Years	5 Years
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

     The following table illustrates the effect on restated net income and restated net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

	6 Months	12 Months
	Ended	Ended
	December 31, 2004	June 30,2005
	(Restated)	(Restated)
	(UNAUDITED)
Net income, as reported	$19,567	$58,429
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10,195	21,813

Pro-forma net income	$9,372	$36,616

Net income per common share:
Basic, as reported	$0.35	$1.06
Basic, pro forma	$0.17	$0.66
Diluted, as reported	$0.32	$0.92
Diluted, pro forma	$0.17	$0.61
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
     See Note 20 for further discussion of the Company’s share-based employee compensation plans.

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
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions it uses to estimate its annual effective tax rate, including factors such as its mix of pre-tax earnings in the various tax jurisdictions in which it operates, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes tax benefits in accordance with FIN 48. Under FIN 48, tax benefits are recognized only if the tax position is “more likely than not” of being sustained. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating losses and credit carryforwards. The Company records valuation allowances against its deferred tax assets to reduce the net carrying value to amounts that management believes is more likely than not to be realized.
Legal Contingencies
     In the ordinary course of business, the Company is involved in legal proceedings involving regulatory inquiries, contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims, beyond what the Company has already accrued for, will have a material adverse effect on its results of operations or financial condition. See Note 16 for further discussion.

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
Earnings Per Common Share
     Basic and diluted earnings per common share are calculated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Because the Company has Contingently Convertible Debt (see Note 15), diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, “Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Diluted net income per common share is calculated by adjusting net income for tax-effected net interest and issue costs on the Contingent Convertible Debt, divided by the weighted average number of common shares outstanding assuming conversion. The Company adopted EITF 04-8 during fiscal 2005, and all earnings per share amounts reflect the adoption of EITF 04-8.
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
Recent Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN No. 48 provides guidance for the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of approximately $808,000, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 17 for more information on income taxes.
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
NOTE 4. CHANGE IN ESTIMATE
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
NOTE 5. SEGMENT AND PRODUCT INFORMATION
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

	YEARS ENDED		SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
				(Unaudited)
McKesson	52.2%	56.8%	54.9%	50.8%	51.2%
Cardinal	16.9%	19.3%	18.9%	19.7%	21.8%
     McKesson is the sole distributor for the Company’s PERLANE® and RESTYLANE® products in the U.S. and Canada.

     Restated net revenues and the percentage of restated net revenues for each of the product categories are as follows (amounts in thousands):

	YEARS ENDED		SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)
Acne and acne-related dermatological products	$243,414	$159,815	$57,665	$52,289	$108,902
Non-acne dermatological products	172,902	199,613	87,216	84,762	169,655
Non-dermatological products	41,078	33,737	20,467	41,233	87,116

Total net revenues	$457,394	$393,165	$165,348	$178,284	$365,673

	YEARS ENDED		SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30
	2007	2006	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)
Acne and acne-related dermatological products	53%	41%	35%	29%	30%
Non-acne dermatological products	38	51	53	48	46
Non-dermatological products	9	8	12	23	24

Total net revenues	100%	100%	100%	100%	100%

NOTE 6. STRATEGIC COLLABORATIONS
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
NOTE 7. INVESTMENT IN REVANCE
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
NOTE 8. STRATEGIC COLLABORATION WITH HYPERION
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
NOTE 9. DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN TYPE A PRODUCT KNOWN AS RELOXIN®
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
NOTE 10. TERMINATION OF DEFINITIVE MERGER AGREEMENT WITH INAMED CORPORATION
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
NOTE 11. LICENSE OF ORAPRED® TO BIOMARIN
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

     Under terms of the original agreements, BioMarin was to make license payments to Ascent of approximately $93 million payable over a five-year period as follows: approximately $10 million as of the date of the transaction; approximately $12.5 million per quarter for four quarters beginning in July 2004; approximately $2.5 million per quarter for the subsequent four quarters beginning in July 2005; approximately $2 million per quarter for the subsequent eight quarters beginning in July 2006; and approximately $1.75 million per quarter for the last four quarters of the five-year period beginning in July 2008. BioMarin was also to make payments of $2.5 million per quarter for six quarters beginning in July 2004 for reimbursement of certain contingent payments as discussed in Note 13. The license agreement with BioMarin will terminate on the earlier of May 18, 2010 or upon BioMarin exercising their option to purchase all the issued and outstanding shares of common stock of Ascent. The securities purchase agreement contains a contingent net call option for all the issued and outstanding shares of common stock of Ascent, based on certain conditions (the Option). Under the Option, BioMarin is required to purchase all the issued and outstanding stock of Ascent pursuant to the terms of the agreement on a specified date (August 17, 2009). The Option also grants a right to BioMarin, that if the aggregate number of prescriptions for products with an equivalent or greater economic value per prescription using the licensed assets that are sold by BioMarin during the twelve months ended April 1, 2009 exceeds 150% of the aggregate number of prescriptions for products using the licensed assets that were sold by Medicis during the twelve months ended March 31, 2004, BioMarin may elect on August 17, 2009, in its sole and absolute discretion, to not exercise the Option. The payment was to consist of $62 million in cash and $20 million in BioMarin common stock, based on the fair value of the stock at that time. The Company was responsible for the manufacture and delivery of finished goods inventory to BioMarin, and BioMarin was responsible for paying the Company for finished goods inventory delivered through June 30, 2005. As a result, the Company was required to recognize the first $60 million of license payments ratably through June 30, 2005. The license payments received after June 30, 2005 and the reimbursement of contingent payments will be recognized as revenue when all four criteria of SAB 104 have been met.
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

NOTE 12. ACQUISITION OF DERMAL AESTHETIC ENHANCEMENT PRODUCTS FROM THE Q-MED GROUP
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
NOTE 13. MERGER OF ASCENT PEDIATRICS, INC.
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
NOTE 14. SHORT-TERM AND LONG-TERM INVESTMENTS
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
NOTE 15. CONTINGENT CONVERTIBLE SENIOR NOTES
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
NOTE 16. COMMITMENTS AND CONTINGENCIES
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
Litigation
     On October 3, 10, and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003 and approximately September 24, 2008. The complaints name as defendants Medicis Pharmaceutical Corp. and the Company’s Chief Executive Officer and Chairman of the Board, Jonah Shacknai, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, Richard D. Peterson, and the Company’s Chief Operating Officer and Executive Vice President, Mark A. Prygocki. Plaintiffs’ claims arise in connection with the restatement of the Company’s annual, transition, and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. The complaints allege violations of federal securities laws, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, based on alleged material misrepresentations to the market that had the effect of artificially inflating the market price of the Company’s stock. The plaintiffs seek to recover unspecified damages and costs, including counsel and expert fees. The Company has discussed the matters relating to the restatement with the SEC’s Division of Enforcement and has committed to cooperating fully with the SEC in connection with any questions they may have.
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

NOTE 17. INCOME TAXES
     The provision for income taxes consists of the following (amounts in thousands):

	YEARS ENDED		SIX MONTHS ENDED		YEAR ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)
Current
Federal	$31,639	$14,172	$26,008	$14,887	$28,806
State	186	1,415	1,115	638	1,235
Foreign	3,194	3,870	750	110	156

	35,019	19,457	27,873	15,635	30,197

Deferred
Federal	13,091	(42,662)	1,841	(5,042)	783
State	434	(1,365)	79	(216)	34
Foreign	—	—	18	—	(18)

	13,525	(44,027)	1,938	(5,258)	799

Total	$48,544	$(24,570)	$29,811	$10,377	$30,996

     Current income tax expense does not reflect the benefit of $2.6 million, $3.9 million, $0.1 million, $4.7 million (unaudited) and $4.7 million for 2007, 2006, the Transition Period, the comparable 2004 six months and fiscal 2005, respectively, related to the vesting of restricted stock and exercise of employee stock options recorded directly to “Additional paid-in-capital” in the Company’s consolidated statements of stockholders’ equity.
     The reconciliations of the U.S. federal statutory rate to the combined effective tax rate used to determine income tax expense (benefit) are as follows:

					YEAR
	YEARS ENDED		SIX MONTHS ENDED		ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)
Statutory federal income tax rate	35.0%	(35.0)%	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	0.9	(1.9)	1.3	1.4	1.4
Share-based payments	0.4	3.1	1.6	—	—
Foreign taxes	1.7	3.9	—	—	—
Tax exposures reserve	(0.4)	(6.8)	—	—	0.1
Non-deductible items	1.3	5.0	0.6	—	1.3
Tax-exempt interest	—	—	—	(2.4)	(1.1)
Credits and other	(0.8)	(2.1)	(2.0)	0.7	(2.0)
Valuation allowance	2.7	—	—	—	—

	40.8%	(33.8)%	36.5%	34.7%	34.7%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2007		2006
	(Restated)		(Restated)
	Current	Long-term	Current	Long-term
Deferred tax assets:
Net operating loss carryforwards	$—	$4,959	$—	$5,340
Reserves and liabilities	40,247	774	41,337	—
Unrealized losses on securities	—	—	84	—
Excess of net book value over tax basis of intangible assets	—	65,060	—	68,238
Share-based payment awards	—	15,946	—	10,199
Depreciation on property and equipment	—	249	—	38
Capital loss carryover	—	3,765	—	426
Charitable contributions, other	—	2,623	—	1,783

	40,247	93,376	41,421	86,024

Deferred tax liabilities:
Unrealized gains on securities	(418)	—	—	—
Bond interest	(30,639)	(30,537)	(23,993)	(20,657)

	(31,057)	(30,537)	(23,993)	(20,657)

Valuation allowance	—	(3,262)	—	—

Net deferred tax (liabilities) assets	$9,190	$59,577	$17,428	$65,367

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

Balance at January 1, 2007	$4,310
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	200
Reductions for tax positions of prior years	(1,100)
Settlements	—
Reductions due to lapse in statute of limitations	—

Balance at December 31, 2007	$3,410

     The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the effective tax rate in a future period is $3.1 million as of January 1, 2007 and $2.7 million as of December 31, 2007.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the Transition Period ended December 31, 2005 and the years ended December 31, 2006 and 2007, the Company did not recognize a material amount in interest and penalties. The Company had approximately $280,000 and $250,000 for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.
NOTE 18. SHARE REPURCHASE PROGRAM
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
NOTE 19. DIVIDENDS DECLARED ON COMMON STOCK
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
NOTE 20. STOCK OPTION PLANS
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

NOTE 21. NET INCOME (LOSS) PER COMMON SHARE
     The following table sets forth the computation of restated basic and diluted net income (loss) per common share (in thousands, except per share amounts):

					YEAR
	YEARS ENDED		SIX MONTHS ENDED		ENDED
	DECEMBER 31,		DECEMBER 31,		JUNE 30,
	2007	2006	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)
BASIC

Net income (loss)	$70,436	$(48,152)	$51,806	$19,567	$58,429

Weighted average number of common shares outstanding	55,988	54,688	54,323	55,972	55,196

Basic net income (loss) per common share	$1.26	$(0.88)	$0.95	$0.35	$1.06

DILUTED

Net income (loss)	$70,436	$(48,152)	$51,806	$19,567	$58,429

Add:
Tax-effected interest expense and issue costs related to Old Notes	2,950	—	1,677	1,675	3,347
Tax-effected interest expense and issue costs related to New Notes	3,357	—	1,677	1,677	3,353

Net income (loss) assuming dilution	$76,743	$(48,152)	$55,160	$22,919	$65,129

Weighted average number of common shares outstanding	55,988	54,688	54,323	55,972	55,196

Effect of dilutive securities:
Old Notes	5,823	—	5,823	5,823	5,823
New Notes	7,325	—	7,325	7,325	7,325
Stock options and restricted stock	2,110	—	2,301	3,040	2,565

Weighted average number of common shares assuming dilution	71,246	54,688	69,772	72,160	70,909

Diluted net income (loss) per common share	$1.08	$(0.88)	$0.79	$0.32	$0.92

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
NOTE 22. FINANCIAL INSTRUMENTS – CONCENTRATIONS OF CREDIT AND OTHER RISKS
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

NOTE 24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The tables below list the quarterly balance sheet data and operational data for the quarterly periods during 2007 and 2006, listing balances as previously reported and as restated. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding. For a description of the restatement items and the affect on the annual periods for 2007 and 2006, see Note 2.

	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Assets
Current assets:
Cash and cash equivalents	$83,899	$83,899	$62,015	$62,015	$83,581	$83,581	$108,046	$108,046
Short-term investments	560,565	560,565	534,500	534,500	682,526	682,526	686,634	686,634
Accounts receivable, net	17,997	47,465	—	18,769	15,295	36,790	12,377	22,205
Inventories, net	30,842	30,842	30,657	30,657	28,542	28,542	29,973	29,973
Deferred tax assets, net	20,892	38,069	22,940	38,395	20,132	38,911	—	9,190
Other current assets	22,814	22,814	19,166	19,166	15,728	15,728	18,049	18,049

Total current assets	737,009	783,654	669,278	703,502	845,804	886,078	855,079	874,097

Property and equipment, net	7,468	7,468	9,618	9,618	11,751	11,751	13,850	13,850
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	239,396	239,396	260,773	260,773	260,773	260,773	258,873	258,873
Other intangible assets	6,471	6,103	6,632	6,264	7,023	6,655	7,063	6,695

	245,867	245,499	267,405	267,037	267,796	267,428	265,936	265,568
Less: accumulated amortization	81,086	81,086	81,628	81,628	87,357	87,357	92,482	92,482

Net intangible assets	164,781	164,413	185,777	185,409	180,439	180,071	173,454	173,086
Goodwill	63,107	63,107	63,107	63,107	63,107	63,107	63,107	63,107
Deferred tax assets, net	36,474	36,608	34,356	34,490	34,425	34,559	59,445	59,577
Long-term investments	73,558	73,558	148,395	148,395	25,664	25,664	17,072	17,072
Other assets	1,645	1,645	1,198	1,198	932	932	12,622	12,622

	$1,084,042	$1,130,453	$1,111,729	$1,145,719	$1,162,122	$1,202,162	$1,194,629	$1,213,411

Liabilities
Current liabilities:
Accounts payable	$51,396	$51,396	$40,514	$40,514	$50,543	$50,543	$34,891	$34,891
Current portion of contingent convertible senior notes	—	—	—	—	—	—	283,910	283,910
Reserve for sales returns	—	78,979	—	71,264	—	67,760	—	68,787
Income taxes payable	36	(4)	430	393	8,830	8,731	7,734	7,731
Deferred tax liabilities, net	—	—	—	—	—	—	11,684	—
Other current liabilities	46,420	44,228	57,621	47,703	51,607	57,072	56,781	55,807

Total current liabilities	97,852	174,599	98,565	159,874	110,980	184,106	395,000	451,126

Long-term liabilities:
Contingent convertible senior notes	453,060	453,060	453,060	453,060	453,055	453,055	169,145	169,145
Deferred revenue	—	—	—	—	10,000	10,000	6,667	6,667
Other liabilities	—	1,310	543	1,853	503	1,813	1,862	3,172
Commitments and Contingencies Stockholders’ Equity
Preferred stock	—	—	—	—	—	—	—	—
Class A common stock	958	958	962	962	963	963	965	965
Class B common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	615,165	615,165	627,728	627,728	633,830	633,830	641,907	641,907
Accumulated other comprehensive income	693	693	734	734	1,701	1,701	2,221	2,221
Accumulated earnings	259,218	227,572	273,041	244,412	294,100	259,704	319,872	281,218
Less: Treasury stock	(342,904)	(342,904)	(342,904)	(342,904)	(343,010)	(343,010)	(343,010)	(343,010)

Total stockholders’ equity	533,130	501,484	559,561	530,932	587,584	553,188	621,955	583,301

	$1,084,042	$1,130,453	$1,111,729	$1,145,719	$1,162,122	$1,202,162	$1,194,629	$1,213,411

	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Assets
Current assets:
Cash and cash equivalents	$245,789	$245,789	$223,071	$223,071	$107,777	$107,777	$203,319	$203,319
Short-term investments	352,879	352,879	393,068	393,068	470,492	470,492	350,942	350,942
Accounts receivable, net	50,379	67,210	48,327	66,116	20,972	42,349	36,370	71,665
Inventories, net	15,695	15,695	19,100	19,100	20,084	20,084	27,016	27,016
Deferred tax assets, net	12,040	44,352	14,966	43,153	16,698	40,665	—	17,428
Other current assets	13,469	13,469	14,379	14,379	17,632	17,632	15,990	15,990

Total current assets	690,251	739,394	712,911	758,887	653,655	698,999	633,637	686,360

Property and equipment, net	5,025	5,025	4,726	4,726	6,438	6,438	6,576	6,576
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	311,406	311,406	311,406	311,406	238,396	238,396	239,396	239,396
Other intangible assets	5,133	4,765	5,477	5,109	5,852	5,484	6,052	5,684

	316,539	316,171	316,883	316,515	244,248	243,880	245,448	245,080
Less: accumulated amortization	81,582	81,582	86,710	86,710	71,404	71,404	76,241	76,241

Net intangible assets	234,957	234,589	230,173	229,805	172,844	172,476	169,207	168,839
Goodwill	63,269	63,269	63,107	63,107	63,107	63,107	63,107	63,107
Deferred tax assets, net	—	—	29,602	29,735	44,058	44,191	65,234	65,367
Long-term investments	4,693	4,693	2,222	2,222	65,695	65,695	130,290	130,290
Other assets	3,789	3,789	3,253	3,253	2,716	2,716	2,181	2,181

	$1,001,984	$1,050,759	$1,045,994	$1,091,735	$1,008,513	$1,053,622	$1,070,232	$1,122,720

Liabilities
Current liabilities:
Accounts payable	$35,767	$35,767	$60,491	$60,491	$27,608	$27,608	$47,513	$47,513
Current portion of contingent convertible senior notes	—	—	—	—	—	—	169,155	169,155
Reserve for sales returns	—	106,090	—	95,653	—	87,583	—	87,412
Income taxes payable	9,217	10,889	9,798	9,421	8,882	11,860	11,346	12,654
Deferred tax liabilities, net	—	—	—	—	—	—	946	—
Other current liabilities	30,042	30,042	33,863	33,863	41,735	41,735	47,803	46,556

Total current liabilities	75,026	182,788	104,152	199,428	78,225	168,786	276,763	363,290

Long-term liabilities:
Contingent convertible senior notes	453,065	453,065	453,065	453,065	453,065	453,065	283,910	283,910
Deferred tax liabilities, net	11,735	11,602	—	—	—	—	—	—
Commitments and Contingencies
Stockholders’ Equity
Preferred stock	—	—	—	—	—	—	—	—
Class A common stock	939	939	943	943	945	945	952	952
Class B common stock	—	—	—	—	—	—	—	—
Additional paid-in capital	557,753	557,753	571,509	571,509	581,947	581,947	598,435	598,435
Accumulated other comprehensiv income	1,486	1,486	474	474	877	877	537	537
Accumulated earnings	244,710	185,856	258,581	209,046	236,250	190,798	252,431	218,392
Less: Treasury stock	(342,730)	(342,730)	(342,730)	(342,730)	(342,796)	(342,796)	(342,796)	(342,796)

Total stockholders’ equity	462,158	403,304	488,777	439,242	477,223	431,771	509,559	475,520

	$1,001,984	$1,050,759	$1,045,994	$1,091,735	$1,008,513	$1,053,622	$1,070,232	$1,122,720

     In 2007, working capital decreased for each of the first, second, third and fourth quarters of 2007 by $30.1 million, $27.1 million, $32.8 million and $37.1 million, respectively. In 2006, working capital decreased for each of the first, second, third and fourth quarters of 2006 by $58.6 million, $49.3 million, $45.2 million and $33.8 million, respectively. The decreases in working capital were primarily due to the increase in the Company’s restated sales return reserve in periods prior to 2006 as a result of the restatement. As a result of the restatement, the reserve for sales returns has been classified within current liabilities, rather than as an allowance reducing accounts receivable. The income tax effects of the restatement adjustments have been reflected in deferred income tax assets, deferred tax liabilities and income taxes payable.
     The restatement had no impact on the Company’s cash flows for any period.

	YEAR ENDED DECEMBER 31, 2007
	(FOR THE QUARTERS ENDED)
	March 31, 2007 (a)		June 30, 2007 (b)		September 30, 2007 (c)		December 31, 2007 (d)
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Net product revenues	$92,371	$95,922	$105,902	$110,644	$116,532	$107,093	$134,320	$128,209
Net contract revenues	2,743	2,743	2,962	2,962	3,890	3,890	5,931	5,931

Net revenues	95,114	98,665	108,864	113,606	120,422	110,983	140,251	134,140

Cost of product revenues	10,497	11,562	14,011	15,266	17,461	18,583	8,998	10,698

Gross profit (1)	84,617	87,103	94,853	98,340	102,961	92,400	131,253	123,442
Operating expenses:
Selling, general and administrative	62,260	61,195	59,894	58,639	60,285	58,877	65,480	63,924
Impairment of intangible assets	—	—	4,067	4,067	—	—	—	—
Research and development	8,006	8,006	7,148	7,148	7,354	7,354	16,920	16,920
Depreciation and amortization	5,455	5,455	5,878	5,878	6,461	6,461	6,754	6,754

Operating income	8,896	12,447	17,866	22,608	28,861	19,708	42,099	35,844
Investment and interest income	9,007	9,007	9,251	9,251	9,842	9,842	10,290	10,290
Interest expense	(2,658)	(2,658)	(2,568)	(2,568)	(2,396)	(2,396)	(2,396)	(2,396)

Income before income tax expense	15,245	18,796	24,549	29,291	36,307	27,154	49,993	43,738
Income tax expense	5,957	7,115	9,026	10,751	13,547	10,161	22,514	20,517

Net income	$9,288	$11,681	$15,523	$18,540	$22,760	$16,993	$27,479	$23,221

Basic net income per common share	$0.17	$0.21	$0.28	$0.33	$0.41	$0.30	$0.49	$0.41

Diluted net income per common share	$0.15	$0.19	$0.24	$0.28	$0.34	$0.26	$0.41	$0.35

Basic common shares outstanding	55,626	55,626	55,936	55,936	56,120	56,120	56,263	56,263
Diluted common shares outstanding	71,720	71,720	71,318	71,318	71,155	71,155	70,980	70,980

	YEAR ENDED DECEMBER 31, 2006
	(FOR THE QUARTERS ENDED)
	March 31, 2006 (e)		June 30, 2006 (f)		September 30, 2006 (g)		December 31, 2006 (h)
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Net product revenues	$71,087	$76,621	$80,646	$92,041	$86,189	$97,847	$95,705	$111,041
Net contract revenues	4,071	4,071	4,386	4,386	3,798	3,798	3,362	3,362

Net revenues	75,158	80,692	85,032	96,427	89,987	101,645	99,067	114,403

Cost of product revenues	12,179	14,162	9,419	10,876	8,518	9,142	11,626	11,927

Gross profit (1)	62,979	66,530	75,613	85,551	81,469	92,503	87,441	102,476
Operating expenses:
Selling, general and administrative	51,223	49,240	51,065	49,608	53,641	53,017	50,894	50,593
Impairment of intangible assets	—	—	—	—	52,586	52,586	—	—
Research and development	97,218	97,218	43,767	43,767	8,983	8,983	11,869	11,869
Depreciation and amortization	5,856	5,856	5,800	5,800	5,854	5,854	5,538	5,538

Operating (loss) income	(91,318)	(85,784)	(25,019)	(13,624)	(39,595)	(27,937)	19,140	34,476
Investment and interest income	7,020	7,020	7,262	7,262	7,928	7,928	8,577	8,577
Interest expense	(2,658)	(2,658)	(2,658)	(2,658)	(2,666)	(2,666)	(2,658)	(2,658)

(Loss) income before income tax expense	(86,956)	(81,422)	(20,415)	(9,020)	(34,333)	(22,675)	25,059	40,395
Income tax expense (benefit)	1,587	4,239	(35,934)	(33,858)	(13,656)	(6,081)	7,207	11,130

Net (loss) income	$(88,543)	$(85,661)	$15,519	$24,838	$(20,677)	$(16,594)	$17,852	$29,265

Basic net (loss) income per common share	$(1.63)	$(1.58)	$0.28	$0.46	$(0.38)	$(0.30)	$0.32	$0.53

Diluted net (loss) income per common share	$(1.63)	$(1.58)	$0.25	$0.38	$(0.38)	$(0.30)	$0.27	$0.43

Basic common shares outstanding	54,356	54,356	54,501	54,501	54,747	54,747	55,139	55,139
Diluted common shares outstanding	54,356	54,356	69,733	69,733	54,747	54,747	71,314	71,314

(1)	Gross profit does not include amortization of the related intangibles.
Quarterly results were impacted by the following items:

(a)	Operating expenses included approximately $5.5 million of compensation expense related to stock options and restricted stock.

(b)	Operating expenses included approximately $5.6 million of compensation expense related to stock options and restricted stock and approximately $4.1 million for the write-down of an intangible asset.

(c)	Operating expenses included approximately $4.5 million of compensation expense related to stock options and restricted stock and approximately $2.2 million of professional fees related to the Company’s strategic collaboration with Hyperion.

(d)	Operating expenses included approximately $9.3 million related to the Company’s option to acquire Revance or to license Revance’s product currently under development, including approximately $1.3 million of professional fees incurred related to the transaction, and approximately $5.5 million of compensation expense related to stock options and restricted stock.

(e)	Operating expenses included approximately $90.9 million related to the Company’s development and distribution agreement with Ipsen for the development of Reloxin®, $7.2 million of compensation expense related to stock options and restricted stock, $6.0 million related to a loss contingency for a legal matter and $1.8 million related to a settlement of a dispute related to the Company’s merger with Ascent.

(f)	Operating expenses included approximately $35.1 million related to the Company’s development and distribution agreement with Ipsen for the development of Reloxin®, $7.3 million of compensation expense related to stock options and restricted stock, and $2.0 million related to a loss contingency for a legal matter.

(g)	Operating expenses included approximately $52.6 million for the write-down of intangible assets, $6.6 million of compensation expense related to stock options and restricted stock and $2.2 million related to a loss contingency for a legal matter.

(h)	Operating expenses included approximately $4.9 million of compensation expense related to stock options and restricted stock.
     In 2007, as a result of the restatement adjustments and as discussed in further detail below, net revenues increased for each of the first and second quarters by $3.6 million and $4.7 million, respectively, and decreased for each of the third and fourth quarters by $9.4 million and $6.2 million, respectively. Net income increased for each of the first and second quarters of 2007 by $2.4 million and $3.0 million, respectively, and decreased for each of the third and fourth quarters of 2007 by $5.8 million and $4.3 million, respectively. The quarterly period impacts of the restatement adjustments on net revenues and net income are primarily caused by the net effect of the quarterly changes in the Company’s sales return reserve as calculated with the Company’s prior accounting method and the quarterly changes in the Company’s sales return reserve as calculated with the methodology changes related to the restatement.
     In 2006, as a result of the restatement adjustments and as discussed further below, net revenues increased for each of the first, second, third and fourth quarters by $5.5 million, $11.4 million, $11.6 million and $15.3 million, respectively. In conjunction with these increases in net revenues, net income (loss) was positively affected for each quarter of 2006. The Company’s net loss for the first quarter of 2006 decreased by $2.8 million as a result of the restatement and net income increased for the second quarter of 2006 by $9.3 million. The restatement decreased the Company’s net loss for the third quarter of 2006 by $4.1 million and increased net income for the fourth quarter of 2006 by $11.4 million. The quarterly period impacts of the restatement adjustments on net revenues and net (loss) income are primarily caused by the net effect of the quarterly changes in the Company’s sales return reserve as calculated with the Company’s prior accounting method and the quarterly changes in the Company’s sales return reserve as calculated with the methodology changes related to the restatement.
2007
     The restatement adjustments increased net revenues for the quarter ended March 31, 2007 by $3.6 million, from $95.1 million as previously reported, to $98.7 million. Of this increase, $2.6 million related to the restatement of the Company’s sales return reserve and $1.0 million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. The restatement increased net income for the quarter ended March 31, 2007 by $2.4 million, from $9.3 million as previously reported, to $11.7 million. The restatement increased diluted net income per common share for the quarter ended March 31, 2007 by $0.04, from $0.15 as previously reported, to $0.19.

     The restatement adjustments increased net revenues for the quarter ended June 30, 2007 by $4.7 million, from $108.9 million as previously reported, to $113.6 million. Of this increase, $6.3 million related to the restatement of the Company’s sales return reserve and $(1.6) million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. The restatement increased net income for the quarter ended June 30, 2007 by $3.0 million, from $15.5 million as previously reported, to $18.5 million. The restatement increased diluted net income per common share for the quarter ended June 30, 2007 by $0.04, from $0.24 as previously reported, to $0.28.
     The restatement adjustments decreased net revenues for the quarter ended September 30, 2007 by $9.4 million, from $120.4 million as previously reported, to $111.0 million. Of this decrease, $(10.9) million related to the restatement of the Company’s sales return reserve and $1.5 million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. The $(10.9) million adjustment related to the restatement of the Company’s sales return reserve was due to a $(13.3) million change in estimate resulting from refinements to our returns reserve model and to defer revenue for certain sales into the distribution channel that are in excess of projected demand. This change in estimate was a result of the Company obtaining inventory information from its major wholesaler customers during the quarter ended September 30, 2007. This $(13.3) million change in estimate decreased net income by approximately $8.4 million, and decreased diluted net income per share by $0.12. The restatement decreased net income for the quarter ended September 30, 2007 by $5.8 million, from $22.8 million as previously reported, to $17.0 million. The restatement decreased diluted net income per common share for the quarter ended September 30, 2007 by $0.08, from $0.34 as previously reported, to $0.26.
     The restatement adjustments decreased net revenues for the quarter ended December 31, 2007 by $6.2 million, from $140.3 million as previously reported, to $134.1 million. Of this decrease, $(6.8) million related to the restatement of the Company’s sales return reserve and $0.6 million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. The restatement decreased net income for the quarter ended December 31, 2007 by $4.3 million, from $27.5 million as previously reported, to $23.2 million. The restatement decreased diluted net income per common share for the quarter ended December 31, 2007 by $0.06, from $0.41 as previously reported, to $0.35.
2006
     The restatement adjustments increased net revenues for the quarter ended March 31, 2006 by $5.5 million, from $75.2 million as previously reported, to $80.7 million. Of this increase, $5.4 million related to the restatement of the Company’s sales return reserve and $0.1 million related to other adjustments. The restatement decreased the Company’s net loss for the quarter ended March 31, 2006 by $2.8 million, from $(88.5) million as previously reported, to $(85.7) million. The restatement decreased diluted net loss per common share for the quarter ended March 31, 2006 by $0.05, from $(1.63) as previously reported, to $(1.58).
     The restatement adjustments increased net revenues for the quarter ended June 30, 2006 by $11.4 million, from $85.0 million as previously reported, to $96.4 million. This increase was due to the restatement of the Company’s sales return reserve. The restatement increased net income for the quarter ended June 30, 2006 by $9.3 million, from $15.5 million as previously reported, to $24.8 million. The restatement increased diluted net income per common share for the quarter ended June 30, 2006 by $0.13, from $0.25 as previously reported, to $0.38.
     The restatement adjustments increased net revenues for the quarter ended September 30, 2006 by $11.6 million, from $90.0 million as previously reported, to $101.6 million. This increase was due to the restatement of the Company’s sales return reserve. The restatement decreased the Company’s net loss for the quarter ended September 30, 2006 by $4.1 million, from $(20.7) million as previously reported, to $(16.6) million. The restatement decreased diluted net loss per common share for the quarter ended September 30, 2006 by $0.08, from $(0.38) as previously reported, to $(0.30).
     The restatement adjustments increased net revenues for the quarter ended December 31, 2006 by $15.3 million, from $99.1 million as previously reported, to $114.4 million. Of this increase, $14.1 million related to the restatement of the Company’s sales return reserve and $1.2 million related to other adjustments to certain managed care, Medicaid and consumer rebate accruals. The restatement increased net income for the quarter ended December 31, 2006 by $11.4 million, from $17.9 million as previously reported, to $29.3 million. The restatement increased diluted net income per common share for the quarter ended December 31, 2006 by $0.16, from $0.27 as previously reported, to $0.43.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	beginning of	costs and	Charged to		Balance at
Description	period	expenses	other accounts	Deductions	end of period
	(Restated)	(Restated)		(Restated)	(Restated)
		(in thousands)
Year Ended December 31, 2007
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$2,148	$11,385	—	$(12,703)	$830

Year Ended December 31, 2006
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$1,994	$13,743	—	$(13,589)	$2,148

Six Months Ended
December 31, 2005
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$1,978	$6,344	—	$(6,328)	$1,994

Year Ended June 30, 2005
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$2,620	$11,025	—	$(11,667)	$1,978
     The Company has restated its consolidated financial statements included in this Form 10-K/A related to an error in its interpretation and application of SFAS 48, as it relates to a component of its sales return reserve calculations. In addition, related to the modification of the reserve calculation methodology, the reserve for estimated future returns has been classified within current liabilities rather than as an allowance reducing accounts receivable. Therefore the reserve for sales returns is not included in accounts receivable allowances in the above Schedule II.
     Note 2 to the Company’s restated consolidated financial statements details the impact of the restatement adjustments on its consolidated financial statements.

S-1