Form 10-Q/A
period 2008-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2008-11-10
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008

Class A Common Stock $.014 Par Value	56,717,496

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
          This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (the “2008 First Quarter 10-Q”) is being filed to restate our condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007. In addition, we are concurrently filing a Form 10/K/A to amend and restate our consolidated financial statements for the annual and transition periods in fiscal years 2003 through 2007, and a Form 10-Q/A to amend and restate our condensed consolidated financial statements for the quarterly period ended June 30, 2008.
          The restatement primarily relates to an error in our interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as it applies to a component of our sales return reserve calculations. Management commenced a review and analysis of its accounting for sales return reserves after the Public Company Accounting Oversight Board’s (the “PCAOB”) inspection of our independent public accounting firm’s, Ernst & Young LLP’s, audit of our 2007 financial statements. Based on the PCAOB inspection, Ernst & Young LLP informed management that the method of accounting for returns of short dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns. Management conducted a review of whether the reserve complied with SFAS 48 and whether the amounts involved were material under Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), and Staff Accounting Bulletin No. 108, Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), for one or more periods. Management determined that there was an error in its interpretation and application of SFAS 48 and that the adjustments necessary to properly state the sales returns reserve were material for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. Accordingly, management recommended to the Audit Committee that a restatement was required.
          Our prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products, which were expected to be replaced with similar products, at replacement cost, based on our view of the economic impact of returns on our business, rather than deferring the gross sales price. The replacement of short-dated and expired products, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of our review and analysis, we determined that although the exchanged product was similar, it was not of the same quality, strictly due to dating, as we were replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, we have revised our reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual experience. Additionally, because of the impact of the changes in the sales returns reserve, we recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. In addition, related to the modification of the reserve calculation methodology, the reserve for estimated future returns has been classified within current liabilities rather than as an allowance reducing accounts receivable.
          The restated condensed consolidated financial statements include other adjustments, including adjustments related to conforming our historical accounting policies to current accounting policies, that were previously identified, but not previously recorded, as they were not material, either individually or in the aggregate. While none of these other adjustments is individually material, they are being made as part of the restatement process.
          In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-Q/A under Item 4 of Part I, “Controls and Procedures.” Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 as it applies to the calculation of sales return reserves, as described in our Form 10-K/A for the year ended December 31, 2007, under Item 9 of Part II in Management’s Report on Internal Control over Financial Reporting.” Solely as a result of this material weakness, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 and the date of this filing. As of the date of this Form 10-Q/A, management has adopted a sales return reserve methodology that management believes complies with the requirements of SFAS 48. Management has taken and is taking steps, as described in our Form 10-K/A for the year ended December 31, 2007 under Item 9A of Part II in “Remediation Steps to Address Material Weakness,” to remediate the material weakness in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q/A and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-Q/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
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
          Because this Form 10-Q/A sets forth the 2008 First Quarter Form 10-Q in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the 2008 First Quarter Form 10-Q. Other than the amending of the disclosures relating to the restatement, this Form 10-Q/A speaks as of the original filing date of the 2008 First Quarter 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements, Risk Factors, and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-Q/A should be read in conjunction with our Form 10-K/A for the year ended December 31, 2007, our Form 10-Q/A for the quarter ended June 30, 2008, and our Form 10-Q for the quarter ended September 30, 2008.
          Note 2 to our restated condensed consolidated financial statements discloses the nature of the restatement adjustments and details the impact of the restatement adjustments on our condensed consolidated financial statements as of March 31, 2008 and the three months ended March 31, 2008 and 2007.
          Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,648	$108,046
Short-term investments	578,502	686,634
Accounts receivable, net	33,970	22,205
Inventories, net	26,696	29,973
Deferred tax assets, net	6,399	9,190
Other current assets	24,547	18,049

Total current assets	871,762	874,097

Property and equipment, net	23,097	13,850

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	258,873	258,873
Other intangible assets	6,728	6,695

	265,601	265,568
Less: accumulated amortization	97,824	92,482

Net intangible assets	167,777	173,086
Goodwill	63,107	63,107
Deferred tax assets, net	57,371	59,577
Long-term investments	61,747	17,072
Other assets	9,466	12,622

	$1,254,327	$1,213,411

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Restated)
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$52,753	$34,891
Current portion of contingent convertible senior notes	283,910	283,910
Reserve for sales returns	68,098	68,787
Income taxes payable	6,079	7,731
Other current liabilities	52,006	55,807

Total current liabilities	462,846	451,126

Long-term liabilities:
Contingent convertible senior notes	169,145	169,145
Deferred revenue	6,042	6,667
Other liabilities	9,097	3,172

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 69,079,186 and 69,005,019 at March 31, 2008 and December 31, 2007, respectively	965	965
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	646,708	641,907
Accumulated other comprehensive income	3,236	2,221
Accumulated earnings	299,455	281,218
Less: Treasury stock, 12,668,092 and 12,656,503 shares at cost at March 31, 2008 and December 31, 2007, respectively	(343,167)	(343,010)

Total stockholders’ equity	607,197	583,301

	$1,254,327	$1,213,411

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Restated)	(Restated)
Net product revenues	$125,054	$95,922
Net contract revenues	3,849	2,743

Net revenues	128,903	98,665

Cost of product revenues (1)	11,132	11,562

Gross profit	117,771	87,103

Operating expenses:
Selling, general and administrative (2)	72,062	61,195
Research and development (3)	9,189	8,006
Depreciation and amortization	6,722	5,455

Operating income	29,798	12,447

Other expense	2,871	—
Interest and investment income	(9,199)	(9,007)
Interest expense	2,407	2,658

Income before income tax expense	33,719	18,796

Income tax expense	13,194	7,115

Net income	$20,525	$11,681

Basic net income per share	$0.36	$0.21

Diluted net income per share	$0.31	$0.19

Cash dividend declared per common share	$0.04	$0.03

Basic common shares outstanding	56,358	55,626

Diluted common shares outstanding	70,332	71,720

(1) amounts exclude amortization of intangible assets related to acquired products	$5,286	$4,798

(2) amounts include share-based compensation expense	$4,329	$5,377

(3) amounts include share-based compensation expense	$61	$138
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Restated)	(Restated)
Operating Activities:
Net income (restated)	$20,525	$11,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,722	5,455
Amortization of deferred financing fees	285	536
Loss on disposal of property and equipment	—	19
Charge reducing value of investment in Revance	2,871	—
Gain on sale of available-for-sale investments	(117)	(23)
Share-based compensation expense	4,390	5,515
Deferred income tax expense	4,997	8,118
Tax (expense) benefit from exercise of stock options and vesting of restricted stock awards	(354)	1,602
Excess tax benefits from share-based payment arrangements	(10)	(849)
Increase (decrease) in provision for sales discounts and chargebacks	2,694	(917)
Amortization of (discount)/premium on investments	(773)	(685)
Changes in operating assets and liabilities:
Accounts receivable	(14,459)	25,117
Inventories	3,277	(3,826)
Other current assets	(6,497)	(6,825)
Accounts payable	17,863	3,883
Reserve for sales returns	(689)	(8,433)
Income taxes payable	(1,651)	(12,157)
Other current liabilities	(5,083)	(2,457)
Other liabilities	(888)	—

Net cash provided by operating activities	33,103	25,754

Investing Activities:
Purchase of property and equipment	(3,898)	(1,520)
Payment for purchase of product rights	(33)	(419)
Purchase of available-for-sale investments	(247,967)	(305,252)
Sale of available-for-sale investments	151,451	68,036
Maturity of available-for-sale investments	161,975	85,223

Net cash provided by (used in) investing activities	61,528	(153,932)

Financing Activities:
Payment of dividends	(1,707)	(1,670)
Excess tax benefits from share-based payment arrangements	10	849
Proceeds from the exercise of stock options	765	9,613

Net cash (used in) provided by financing activities	(932)	8,792

Effect of exchange rate on cash and cash equivalents	(97)	(34)

Net increase (decrease) in cash and cash equivalents	93,602	(119,420)
Cash and cash equivalents at beginning of period	108,046	203,319

Cash and cash equivalents at end of period	$201,648	$83,899

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
          The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2007. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q/A should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2007.
2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          The Company has restated its condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007. The restatement primarily relates to an error in the Company’s interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”) as its applies to a component of the Company’s sales return reserve calculations. Management commenced a review and analysis of its accounting for sales return reserves after the Public Company Accounting Oversight Board’s (the “PCAOB”) inspection of the Company’s independent public accounting firm’s, Ernst & Young LLP’s, audit of the Company’s 2007 financial statements. Based on the PCAOB inspection, Ernst & Young LLP informed management that the method of accounting for returns of short-dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns. Management conducted a review of whether the reserve complied with SFAS 48 and whether the amounts involved were material under Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), and Staff Accounting Bulletin No. 108, Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), for one or more periods. Management determined that there was an error in its interpretation and application of SFAS 48 and that the adjustments necessary to properly state the sales returns reserve were material for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. Accordingly, management recommended to the Audit Committee that a restatement was required.

          The Company’s prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products, which were expected to be replaced with similar products, at replacement cost, based on the Company’s view of the economic impact of returns on its business, rather than deferring the gross sales price. The replacement of short-dated and expired products, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of the Company’s review and analysis, the Company determined that although the exchanged product was similar, it was not of the same quality, strictly due to dating, as the Company was replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, the Company has revised its reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual retrun experience. Additionally, because of the impact of the changes in the sales returns reserve, the Company recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. The Company’s reserve for estimated future returns was previously included as an allowance reducing accounts receivable in the Company’s condensed consolidated balance sheets. As a result of the restatement, the reserve for estimated future returns is being classified within current liabilities, rather than as an allowance reducing accounts receivable, in the accompanying condensed consolidated balance sheets.
          The restated condensed consolidated financial statements include other adjustments, including adjustments related to conforming the Company’s historical accounting policies to current accounting policies, that were previously identified, but not previously recorded, as they were not material, either individually or in the aggregate. While none of these other adjustments is individually material, they are being made as part of the restatement process. These other adjustments include the reclassification certain amounts in prior year financial statements to conform to the 2007 financial statement presentation, including the reclassification of donated product to charitable organizations from selling, general and administrative expenses to cost of product revenues.
          The following is a summary of the effects of the restatement on the Company’s condensed consolidated balance sheet as of March 31, 2008 and its condensed consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2008 and 2007:

CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2008
(in thousands, except share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$201,648		$201,648
Short-term investments	578,502		578,502
Accounts receivable, net	26,963	7,007	33,970
Inventories, net	26,696		26,696
Deferred tax assets, net	—	6,399	6,399
Other current assets	24,547		24,547

Total current assets	858,356	13,406	871,762
Property and equipment, net	23,097		23,097
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	258,873		258,873
Other intangible assets	7,096	(368)	6,728

	265,969	(368)	265,601
Less: accumulated amortization	97,824		97,824

Net intangible assets	168,145	(368)	167,777
Goodwill	63,107		63,107
Deferred tax assets, net	57,239	132	57,371
Long-term investments	61,747		61,747
Other assets	9,466		9,466

	$1,241,157	$13,170	$1,254,327

Liabilities
Current liabilities:
Accounts payable	$52,753		$52,753
Current portion of contingent convertible senior notes	283,910		283,910
Reserve for sales returns	—	68,098	68,098
Income taxes payable	6,111	(32)	6,079
Deferred tax liabilities, net	15,351	(15,351)	—
Other current liabilities	52,678	(672)	52,006

	410,803	52,043	462,846

Long-term liabilities:
Contingent convertible senior notes	169,145		169,145
Deferred revenue	6,042		6,042
Other liabilities	7,787	1,310	9,097
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000 no shares issued	—		—
Class A common stock, $0.014 par value, shares authorized: 150,000,000; issued and outstanding: 69,079,186	965		965
Class B common stock, $0.014 par value, shares authorized: 1,000,000; issued and outstanding: none	—		—
Additional paid-in capital	646,708		646,708
Accumulated other comprehensive income	3,236		3,236
Accumulated earnings	339,638	(40,183)	299,455
Less: Treasury stock, 12,668,092 shares at cost	(343,167)		(343,167)

Total stockholders’ equity	647,380	(40,183)	607,197

	$1,241,157	$13,170	$1,254,327

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$127,457	$(2,403)	$125,054
Net contract revenues	3,849		3,849

Net revenues	131,306	(2,403)	128,903

Cost of product revenues (1)	11,101	31	11,132

Gross profit	120,205	(2,434)	117,771
Operating expenses:
Selling, general and administrative (2)	72,062		72,062
Research and development (3)	9,189		9,189
Depreciation and amortization	6,722		6,722

Operating income	32,232	(2,434)	29,798
Other expense	(2,871)		(2,871)
Interest and investment income	9,199		9,199
Interest expense	(2,407)		(2,407)

Income before income tax	36,153	(2,434)	33,719
Income tax expense	14,099	(905)	13,194

Net income	$22,054	$(1,529)	$20,525

Basic net income per share	$0.39	$(0.03)	$0.36

Diluted net income per share	$0.34	$(0.03)	$0.31

Cash dividend declared per common share	$0.04		$0.04

Basic common shares outstanding	56,358		56,358

Diluted common shares outstanding	70,332		70,332

(1) amount excludes amortization of intangible assets related to acquired products	$5,286		$5,286

(2) amount includes share-based compensation expense	$4,329		$4,329

(3) amount includes share-based compensation expense	$61		$61

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$92,371	$3,551	$95,922
Net contract revenues	2,743		2,743

Net revenues	95,114	3,551	98,665

Cost of product revenues (1)	10,497	1,065	11,562

Gross profit	84,617	2,486	87,103
Operating expenses:
Selling, general and administrative (2)	62,260	(1,065)	61,195
Research and development (3)	8,006		8,006
Depreciation and amortization	5,455		5,455

Operating income	8,896	3,551	12,447
Interest and investment income	9,007		9,007
Interest expense	(2,658)		(2,658)

Income before income tax	15,245	3,551	18,796
Income tax expense	5,957	1,158	7,115

Net income	$9,288	$2,393	$11,681

Basic net income per share	$0.17	$0.04	$0.21

Diluted net income per share	$0.15	$0.04	$0.19

Cash dividend declared per common share	$0.03		$0.03

Basic common shares outstanding	55,626		55,626

Diluted common shares outstanding	71,720		71,720

(1) amount excludes amortization of intangible assets related to acquired products	$4,798		$4,798

(2) amount includes share-based compensation expense	$5,377		$5,377

(3) amount includes share-based compensation expense	$138		$138

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net income	$22,054	$(1,529)	$20,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,722		6,722
Amortization of deferred financing fees	285		285
Charge reducing value of investment in Revance	2,871		2,871
Gain on sale of available-for-sale investments	(117)		(117)
Share-based compensation expense	4,390		4,390
Deferred income tax expense	5,873	(876)	4,997
Tax benefit from exericise of stock options and vesting of restricted stock awards	(354)		(354)
Excess tax benefits from share-based payment arrangements	(10)		(10)
Decrease in provision for sales discounts and chargebacks	(127)	2,821	2,694
Amortization of (discount) premium on investments	(773)		(773)
Changes in operating assets and liabilities:
Accounts receivable	(14,459)		(14,459)
Inventories	3,277		3,277
Other current assets	(6,497)		(6,497)
Accounts payable	17,863		17,863
Reserve for sales returns	—	(689)	(689)
Income taxes payable	(1,622)	(29)	(1,651)
Other current liabilities	(5,385)	302	(5,083)
Other liabilities	(888)		(888)

Net cash provided by operating activities	33,103	—	33,103
Investing Activities:
Purchase of property and equipment	(3,898)		(3,898)
Payments for purchase of product rights	(33)		(33)
Purchase of available-for-sale investments	(247,967)		(247,967)
Sale of available-for-sale investments	151,451		151,451
Maturity of available-for-sale investments	161,975		161,975

Net cash provided by investing activities	61,528	—	61,528
Financing Activities:
Payment of dividends	(1,707)		(1,707)
Excess tax benefits from share-based payment arrangements	10		10
Proceeds from the exercise of stock options	765		765

Net cash used in financing activities	(932)	—	(932)
Effect of exchange rate on cash and cash equivalents	(97)		(97)

Net increase in cash and cash equivalents	93,602	—	93,602
Cash and cash equivalents at beginning of period	108,046		108,046

Cash and cash equivalents at end of period	$201,648	$—	$201,648

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net income	$9,288	$2,393	$11,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,455		5,455
Amortization of deferred financing fees	536		536
Loss on disposal of property and equipment	19		19
Gain on sale of available-for-sale investments	(23)		(23)
Share-based compensation expense	5,515		5,515
Deferred income tax expense	6,921	1,197	8,118
Tax benefit from exericise of stock options and vesting of restricted stock awards	1,602		1,602
Excess tax benefits from share-based payment arrangements	(849)		(849)
Decrease in provision for sales discounts and chargebacks	(6,744)	5,827	(917)
Amortization of (discount) premium on investments	(685)		(685)
Changes in operating assets and liabilities:
Accounts receivable	25,117		25,117
Inventories	(3,826)		(3,826)
Other current assets	(6,825)		(6,825)
Accounts payable	3,883		3,883
Reserve for sales returns	—	(8,433)	(8,433)
Income taxes payable	(12,118)	(39)	(12,157)
Other current liabilities	(1,512)	(945)	(2,457)

Net cash provided by operating activities	25,754	—	25,754
Investing Activities:
Purchase of property and equipment	(1,520)		(1,520)
Payments for purchase of product rights	(419)		(419)
Purchase of available-for-sale investments	(305,252)		(305,252)
Sale of available-for-sale investments	68,036		68,036
Maturity of available-for-sale investments	85,223		85,223

Net cash used in investing activities	(153,932)	—	(153,932)
Financing Activities:
Payment of dividends	(1,670)		(1,670)
Excess tax benefits from share-based payment arrangements	849		849
Proceeds from the exercise of stock options	9,613		9,613

Net cash provided by financing activities	8,792	—	8,792
Effect of exchange rate on cash and cash equivalents	(34)		(34)

Net decrease in cash and cash equivalents	(119,420)	—	(119,420)
Cash and cash equivalents at beginning of period	203,319		203,319

Cash and cash equivalents at end of period	$83,899	$—	$83,899

3. SHARE-BASED COMPENSATION
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
4. SHORT-TERM AND LONG-TERM INVESTMENTS
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
5. FAIR VALUE MEASUREMENTS
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
          The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value. However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 4). Therefore, the fair values of these auction rate floating securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
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
          Restated net revenues and the percentage of restated net revenues for each of the product categories are as follows (amounts in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
	(Restated)	(Restated)
Acne and acne-related dermatological products	$80,134	$49,892
Non-acne dermatological products	39,091	40,063
Non-dermatological products	9,678	8,710

Total net revenues	$128,903	$98,665

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
	(Restated)	(Restated)
Acne and acne-related dermatological products	62%	51%
Non-acne dermatological products	30	40
Non-dermatological products	8	9

Total net revenues	100%	100%

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
          Inventories are as follows (amounts in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$9,764	$9,002
Finished goods	21,328	24,789
Valuation reserve	(4,396)	(3,818)

Total inventories	$26,696	$29,973

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
          At December 31, 2007, the Company had $3.4 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $2.7 million on the Company’s effective tax rate. The amount of unrecognized tax benefits decreased $0.9 million from $3.4 million to $2.5 million during the three months ended March 31, 2008 as part of the settlement with the Arizona Department of Revenue. Recognition of the $2.5 million unrecognized tax benefits would have a favorable effect of $2.1 million on the Company’s effective tax rate. During the next twelve months, the Company estimates that it is reasonably possible that the liability for unrecognized tax benefits may decrease by $1.3 million.
          The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company has accrued approximately $280,000 and $220,000 (net of tax benefits) for the payment of interest and penalties at December 31, 2007, and March 31, 2008, respectively.
11. DIVIDENDS DECLARED ON COMMON STOCK
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

12. SHARE REPURCHASE PROGRAM
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
13. COMPREHENSIVE INCOME
          Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2008 was $21.5 million. Total comprehensive income for the three months ended March 31, 2007 was $11.8 million.

14. NET INCOME PER COMMON SHARE
          The following table sets forth the computation of restated basic and diluted net income per common share (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
	(Restated)	(Restated)
BASIC

Net income	$20,525	$11,681

Weighted average number of common shares outstanding	56,358	55,626

Basic net income per common share	$0.36	$0.21

DILUTED

Net income	$20,525	$11,681

Add:
Tax-effected interest expense and issue costs related to Old Notes	666	836
Tax-effected interest expense and issue costs related to New Notes	851	839

Net income assuming dilution	$22,042	$13,356

Weighted average number of common shares	56,358	55,626

Effect of dilutive securities:
Old Notes	5,823	5,823
New Notes	7,325	7,325
Stock options and restricted stock	826	2,946

Weighted average number of common shares assuming dilution	70,332	71,720

Diluted net income per common share	$0.31	$0.19

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

15. CONTINGENCIES
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
          We have restated our condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007. In addition, we are concurrently filing a Form 10-K/A to restate our consolidated financial statements for the annual and transition periods in fiscal years 2003 through 2007 and a Form 10-Q/A to restate our condensed consolidated financial statements for the quarterly period ended June 30, 2008.
          The restatement primarily relates to an error in our interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as it applies to a component of our sales return reserve calculations. Management commenced a review and analysis of its accounting for sales return reserves after the Public Company Accounting Oversight Board’s (the “PCAOB”) inspection of our independent public accounting firm’s, Ernst & Young LLP’s, audit of our 2007 financial statements. Based on the PCAOB inspection, Ernst & Young LLP informed management that the method of accounting for returns of short dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns. Management conducted a review of whether the reserve complied with SFAS 48 and whether the amounts involved were material under Staff Accounting Bulletin 99, Materiality (“SAB 99”), and Staff Accounting Bulletin No. 108, Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), for one or more periods. Management determined that there was an error in its interpretation and application of SFAS 48 and that the adjustments necessary to properly state the sales returns reserve were material for the annual, transition, and quarterly periods in fiscal 2003 through 2007 and the first and second quarters of 2008. Accordingly, management recommended to the Audit Committee that a restatement was required.
          Our prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products, which were expected to be replaced with similar products, at replacement cost, based on our view of the economic impact of returns on our business, rather than deferring the gross sales price. The replacement of short-dated and expired product, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of our review and analysis, we determined that, although the exchanged product was similar, it was not of the same quality, strictly due to dating, as we were replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, we have revised our reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual return experience. Additionally, because of the impact of the changes in the sales returns reserve, we recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. In addition, related to the modification of the reserve calculation methodology, the reserve for estimated future returns has been classified within current liabilities rather than as an allowance reducing accounts receivable.
          The restated condensed consolidated financial statements include other adjustments, including adjustments related to conforming our historical accounting policies to current accounting policies, that were previously identified, but not previously recorded, as they were not material, either individually or in the aggregate. While none of these other adjustments is individually material, they are being made as part of the restatement process. These other adjustments include the reclassification of certain amounts in prior year financial statements to conform to the 2007 financial statement presentation, including the reclassification of donated product to charitable organizations from selling, general and administrative expenses to cost of product revenues.
          Note 2 to our condensed consolidated financial statements discloses the nature of the restatement adjustments and details the impact of the restatement adjustments on our condensed consolidated financial statements as of March 31, 2008 and the three months ended March 31, 2008 and 2007.

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
Results of Operations
          The following table sets forth certain data as a percentage of restated net revenues for the periods indicated.

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2008 (a)	2007 (b)
	(Restated)	(Restated)
Net revenues	100.0%	100.0%
Gross profit (c)	91.4	88.3
Operating expenses	68.3	75.7

Operating income	23.1	12.6
Other expense	2.2	—
Interest and investment (income) expense, net	(5.3)	(6.4)

Income before income tax expense	26.2	19.0
Income tax expense	10.3	7.2

Net income	15.9%	11.8%

(a)	Included in operating expenses is $4.4 million (3.4% of net revenues) of compensation expense related to stock options and restricted stock.

(b)	Included in operating expenses is $5.5 million (5.6% of net revenues) of compensation expense related to stock options and restricted stock.

(c)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Net Revenues
          The following table sets forth our net revenues for the three months ended March 31, 2008 (the “first quarter of 2008”) and March 31, 2007 (the “first quarter of 2007”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
	(Restated)	(Restated)
Net product revenues	$125.1	$96.0	$29.1	30.3%
Net contract revenues	3.8	2.7	1.1	40.4%

Net revenues	$128.9	$98.7	$30.2	30.6%

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	$80.1	$49.9	$30.2	60.5%
Non-acne dematological products	39.1	40.1	(1.0)	(2.5)%
Non-dermatological products (including contract revenues)	9.7	8.7	1.0	11.5%

Total net revenues	$128.9	$98.7	$30.2	30.6%

	First Quarter	First Quarter
	2008	2007	Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	62.2%	50.6%	11.6%
Non-acne dermatological products	30.3%	40.6%	(10.3)%
Non-dermatological products	7.5%	8.8%	(1.3)%

Total net revenues	100.0%	100.0%	—

          Our total net revenues increased during the first quarter of 2008 primarily as a result of increased sales of SOLODYN® and ZIANA®. Net revenues associated with our acne and acne-related dermatological products increased as a percentage of net revenues from 50.6% during the first quarter of 2007 to 62.2% during the first quarter of 2008, and increased in net dollars by 60.5% during the first quarter of 2008 as compared to the first quarter of 2007 as a result of increased sales of SOLODYN® and ZIANA®. ZIANA® was formally launched to the market during the first quarter of 2007. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 2.5% during the first quarter of 2008. Net revenues associated with our non-acne dermatological products for the first quarter of 2007 included revenues related to OMNICEF®, which we are no longer promoting. Net revenues associated with our non-dermatological products decreased as a percentage of net revenues, but increased in net dollars by 11.5% during the first quarter of 2008 as compared to the first quarter of 2007, primarily due to an increase in contract revenue.
          Net revenues associated with our non-acne dermatological products decreased $3.7 million, or 8.7%, from the fourth quarter of 2007 primarily due to seasonality of the RESTYLANE® brands combined with current economic and market conditions in the aesthetic market and decreases in prescription volume related to other products in this category.

          The restatement had the following effect on the previously-reported net revenues for the first quarter of 2008 and the first quarter of 2007:

	First Quarter	First Quarter
	2008	2007
	(in millions)
Net revenues, as previously reported	$131.3	$95.1
Restatement adjustments:
Sales return reserve adjustment	(1.4)	2.6
Other miscellaneous adjustments	(1.0)	1.0

Net revenues, as restated	$128.9	$98.7

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
          The following table sets forth our gross profit for the first quarter of 2008 and 2007, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
	(Restated)	(Restated)
Gross profit	$117.8	$87.1	$30.7	35.2%
% of net revenues	91.4%	88.3%
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
          The restatement had the following effect on the previously-reported gross profit for the first quarter of 2008 and the first quarter of 2007:

	First Quarter	First Quarter
	2008	2007
	(in millions)
Gross profit, as previously reported	$120.2	$84.6
Restatement adjustments:
Net revenue restatement adjustments	(2.4)	3.6
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	—	(1.1)

Gross profit, as restated	$117.8	$87.1

Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the first quarter of 2008 and 2007, along with the percentage of net revenues represented by restated selling, general and administrative expenses (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
	(Restated)	(Restated)
Selling, general and administrative	$72.1	$61.2	$10.9	17.8%
% of net revenues	55.9%	62.0%
Share-based compensation expense included in selling, general and administrative	$4.3	$5.4	$(1.1)	(19.5)%
          The increase in selling, general and administrative expenses during the first quarter of 2008 from the first quarter of 2007 was attributable to approximately $4.5 million of increased personnel costs, primarily related to an increase in the number of employees increasing from 435 as of March 31, 2007 to 496 as of March 31, 2008 and the effect of the annual salary increase that occurred during February 2008, $5.9 million of increased professional and consulting expenses, including costs related to patent litigation associated with our SOLODYN® product and the implementation of our new enterprise resource planning (ERP) system and $0.5 million of other additional selling, general and administrative costs incurred during the first quarter of 2008. We expect to continue to incur increased legal and other professional fees during 2008 as a result of patent protection related to our SOLODYN® and VANOS® products.
          The restatement had the following effect on the previously-reported selling, general and administrative expense for the first quarter of 2008 and the first quarter of 2007:

	First Quarter	First Quarter
	2008	2007
	(in millions)
Selling, general and administrative expense, as previously reported	$72.1	$62.3
Restatement adjustment:
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	—	(1.1)

Selling, general and administrative expense, as restated	$72.1	$61.2

Research and Development Expenses
          The following table sets forth our research and development expenses for the first quarter of 2008 and 2007 (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
Research and development	$9.2	$8.0	$1.2	14.8%
Share-based compensation expense included in research and development	0.1	0.1	$—	—%
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

Income Tax Expense
          Our effective tax rate for the first quarter of 2008 was 39.1%, as compared to a 37.9% effective tax rate for the first quarter of 2007. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year.
          The effect of the restatement on income tax expense for the first quarter of 2008 was a decrease of $0.9 million, due to a decrease of $2.4 million of pre-tax income as a result of the restatement. The effect of the restatement on income tax expense for the first quarter of 2007 was an increase of $1.2 million, due to an increase of $3.6 million of pre-tax income as a result of the restatement. The effect of the restatement on the effective tax rate for the first quarter of 2008 was an increase from 39.0% to 39.1%. The effect of the restatement on the effective tax rate for the first quarter of 2007 was a decrease from 39.1% to 37.9%.

Liquidity and Capital Resources
Overview
          The following table highlights selected cash flow components for the first quarter of 2008 and 2007, and selected balance sheet components as of March 31, 2008 (restated) and December 31, 2007 (dollar amounts in millions):

	First Quarter	First Quarter
	2008	2007	$ Change	% Change
Cash provided by (used in):
Operating activities	$33.1	$25.8	$7.3	28.5%
Investing activities	61.5	(153.9)	215.4	140.0%
Financing activities	(0.9)	8.8	(9.7)	(110.6)%

	Mar. 31, 2008	Dec. 31, 2007	$ Change	% Change
	(Restated)
Cash, cash equivalents, and short-term investments	$780.2	$794.7	$(14.5)	(1.8)%
Working capital	408.9	423.0	(14.1)	(3.3)%
Long-term investments	61.7	17.1	44.6	261.7%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	283.9	283.9	—	—
Working Capital
     Working capital as of March 31, 2008 and December 31, 2007 consisted of the following (dollar amounts in millions):

	Mar. 31, 2008	Dec. 31, 2007	$ Change	% Change
	(Restated)
Cash, cash equivalents, and short-term investments	$780.2	$794.7	$(14.5)	(1.8)%
Accounts receivable, net	34.0	22.2	11.8	53.2%
Inventories, net	26.7	30.0	(3.3)	(10.9)%
Deferred tax assets, net	6.4	9.2	(2.8)	(30.4)%
Other current assets	24.5	18.0	6.5	36.0%

Total current assets	871.8	874.1	(2.3)	(0.3)%

Accounts payable	52.8	34.9	17.9	51.3%
Current portion of long-term debt	283.9	283.9	—	—%
Reserve for sales returns	68.1	68.8	(0.7)	(1.0)%
Income taxes payable	6.1	7.7	(1.6)	(21.0)%
Other current liabilities	52.0	55.8	(3.8)	(6.8)%

Total current liabilities	462.9	451.1	11.8	2.6%

Working capital	$408.9	$423.0	$(14.1)	(3.3)%

          We had cash, cash equivalents and short-term investments of $780.2 million and working capital of $408.9 million at March 31, 2008, as compared to $794.7 million and $423.0 million, respectively, at December 31, 2007. The decreases were primarily due to a net transfer of $44.7 million of our short-term investments into long-term investments, partially offset by the generation of $33.1 million of operating cash flow during the first quarter of 2008.
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
          Except for the Old Notes, we had only $15.1 million of long-term liabilities at March 31, 2008. Except for the New Notes, we had only $178.9 million of current liabilities at March 31, 2008. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be continuing our implementation of a new ERP system during 2008, which will require financial expenditures to complete.
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
Fair Value Measurements
          As discussed in Note 5 to the unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157 as of January 1, 2008. We determined that we utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $44.1 million at March 31, 2008. These securities were included in long-term investments at March 31, 2008.
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

Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 3 to the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2007. There were no new significant accounting estimates in the first quarter of 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K/A for the year ended December 31, 2007.
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
Forward Looking Statements
          This amended Quarterly Report on Form 10-Q/A and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of Artefill®, Radiesse®, Sculptra®, Elevess™, Juvéderm™ Ultra and Juvéderm™ Ultra Plus, competitors to RESTYLANE® and PERLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS and LOPROX® Cream and LOPROX® Gel products, and potential generic forms of our LOPROX® Shampoo, TRIAZ®, PLEXION®, SOLODYN® or VANOS® products;

•	the success of research and development activities, including RELOXIN®, and the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. ESOTERICA® is an over-the-counter product line sold by the Company that contains bleaching products that would be regulated by the proposed rule and, if that occurs, the Company does not currently intend to invest in obtaining an approved NDA in order to continue selling this product line. This product accounted for $2.1 million and $0.4 million in net revenues during 2007 and the first quarter of 2008, respectively;
•	changes in our product mix;
•	changes in prescription levels;
•	the effect of economic changes generally and in hurricane-effected areas;
•	manufacturing or supply interruptions;
•	importation of other dermal filler products, including the unauthorized distribution of products approved in countries neighboring the U.S.;
•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons;
•	the ability to successfully market both new and existing products;
•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;
•	the ability to compete against generic and other branded products;
•	trends toward managed care and health care cost containment;
•	our ability to protect our patents and other intellectual property and obtain additional patents for our primary products, including SOLODYN®;
•	possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;
•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);
•	changes in U.S. generally accepted accounting principles;
•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;
•	our ability to successfully design and implement our new enterprise resource planning (ERP) system;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;
•	access to available and feasible financing on a timely basis;
•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;
•	the risks and uncertainties associated with obtaining necessary FDA approvals;
•	the inability to obtain required regulatory approvals for any of our pipeline products, such as RELOXIN®;
•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;
•	the impact of acquisitions, divestitures and other significant corporate transactions;
•	adverse developments relating to the restatement of our consolidated financial statements;
•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products; and
•	failure to comply with our corporate integrity agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of March 31, 2008, there were no material changes to the information previously reported under Item 7A in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Item 4. Controls and Procedures
          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to our condensed consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on the evaluation and the criteria set forth in the COSO Report, management identified a material weakness in internal control over financial reporting described in the management’s report on internal control over financial reporting included in Item 9A to our 2007 Form 10-K/A and outlined below. Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness that continued to exist as of March 31, 2008 and the date of this filing:
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
          Based on its assessment, including consideration of the aforementioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting as of March 31, 2008. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of March 31, 2008 or at the date of this report.
Remediation Steps to Address Material Weakness
          As disclosed in our 2007 Form 10-K/A, management has dedicated significant resources to correct the accounting error relating to our sales return reserve and to ensure that we take proper steps to improve our internal controls and remedy our material weakness in our financial reporting and disclosure controls. Management is committed to implementing effective control policies and procedures and will continually update our Audit Committee as to the progress and status of our remediation efforts to ensure that they are adequately implemented. We believe the following actions we have taken and are taking will be sufficient to remediate the material weakness described above:
•	conduct a full review of our accounting methodology for sales return reserves;

•	assess the technical accounting capabilities of the accounting and finance departments to ensure the proper knowledge, skills, and training; and

•	finance and accounting personnel to attend training sessions covering relevant topics, which include revenue recognition and related accounting concepts.

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
          Management believes that the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We expect that the material weakness will be fully remediated prior to December 31, 2008. As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above. Further, we believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q/A and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-Q/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
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
          Other than as described above, during the three months ended March 31, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings
          As discussed elsewhere in this Form 10-Q and in Note 2 to our condensed consolidated financial statements, we have restated our financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 in an amended Form 10-K/A for the year ended December 31, 2007 and amended Forms 10-Q/A for the quarterly periods ended March 31, 2008 and June 30, 2008. We have discussed this matter with the SEC’s Division of Enforcement and have committed to cooperating fully with the SEC in connection with any questions they may have. Consistent with good corporate governance, the Audit Committee of our Board of Directors, working with its independent counsel and forensic accountants, conducted an independent inquiry into the matters giving rise to our need to restate our financial statements (the “Internal Inquiry”). After completing the Internal Inquiry, the Audit Committee concluded that the need to restate our consolidated financial statements was not the result of any fraud or intentional wrongdoing on the part of any of our directors, officers or other employees. The Audit Committee also noted that our independent registered public accounting firm, Ernst & Young LLP, was aware of and discussed with us on several occasions in the past our methodology of accounting for sales return reserves. Neither the Company nor Ernst & Young LLP has previously identified the misinterpretation and misapplication of generally accepted accounting principles with respect to our sales return reserves prior to the PCAOB review, and Ernst & Young LLP expressed unqualified opinions on our consolidated financial statements and our internal control over financial reporting for each of the now-restated annual and transition periods.
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
          As discussed elsewhere in this Form 10-Q/A and in Note 2 to our condensed consolidated financial statements, we determined that our consolidated financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 should be restated due to an error in our interpretation and application of SFAS 48 as it applies to a component of our sales return reserve calculations. As a result of the restatement, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur accounting and legal costs as noted below.

•	As a result of the restatement, we have been named in a number of lawsuits as discussed in Item 1 of Part II of this report, “Legal Proceedings” and Note 15, “Contingencies.” The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.
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
          The patents and patent applications in which we have an interest may be challenged as to their validity or enforceability or infringement. Any such challenges may result in potentially significant harm to our business and enable generic entry to markets for our products. The cost of responding to any such challenges and the cost of prosecuting infringement claims and any related litigation, could be substantial. In addition, any such litigation also could require a substantial commitment of our management’s time. On January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an ANDA for a generic version of SOLODYN®. See Item 1 of Part II of this amended report, “Legal Proceedings” and Note 15, “Contingencies,” in the notes to the condensed consolidated financial statements under Item 1 of Part I of this amended report, “Financial Statements,” for information concerning our current intellectual property litigation.
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
          On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS. In connection with the government investigation, four employees, including Richard Havens, our former Executive Vice President, Sales and Marketing, separated from the Company as of April 1, 2008. In May 2008, five of our former employees, including Mr. Havens, plead or will plead guilty to misdemeanors in connection with their individual roles in the Company’s alleged past off-label marketing and promotion of LOPROX® and LOPROX® TS. See Item 1 of Part II of this amended report, “Legal Proceedings” and Note 15, “Contingencies,” in the notes to the condensed consolidated financial statements listed under Item 1 of Part I of this amended report, “Financial Statements,” for information concerning our current litigation.
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
          As part of our asset purchase agreement, license agreement and securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 11 to our consolidated financial statements included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2007, BioMarin will make license payments to us of $1.75 million per quarter for the quarter beginning in April 2008 and $1.5 million per quarter for the subsequent four quarters beginning in July 2008. While we did receive all scheduled quarterly license payments during the first quarter of 2008, 2007, 2006, the Transition Period and fiscal 2005, we cannot give any assurances as to BioMarin’s continuing ability to make these payments to us. Currently, our revenue recognition of these payments is on a cash basis. In addition, while we expect BioMarin to make the final payment of $70.6 million to us in 2009 for the purchase of all of the outstanding shares of Ascent Pediatrics, we cannot give any assurances as to BioMarin’s ability to make this payment. If BioMarin defaults on its obligations to make the required payments, we may be forced to incur indebtedness or otherwise reallocate our financial resources to cover the loss of these expected cash payments.

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
          Before marketing any drug that is considered a “new drug” by the FDA, the FDA must provide its approval of the product. All products which are considered drugs which are not “new drugs” and that generally are recognized by the FDA as safe and effective for use do not require the FDA’s approval. We believe that some of our products, as they are promoted and intended for use, are exempt from treatment as “new drugs” and are not subject to approval by the FDA. The FDA, however, could take a contrary position, and we could be required to seek FDA approval of those products and the marketing of those products. We could also be required to withdraw those products from the market. For example, in the August 29, 2006 Federal Register, the FDA issued a notice of proposed rulemaking to categorically establish that over-the-counter skin bleaching drug products are not generally recognized as safe and effective and are misbranded. If the proposed rule is adopted, all manufacturers of skin bleaching products would be required to remove their products from the market and obtain FDA approval prior to re-entering the U.S. market. The FDA has issued a Guidance document entitled “Marketed Unapproved Drugs — Compliance Policy Guide.” During a public workshop on January 9, 2007 concerning this Guidance, the FDA was reported to have stated the intention to accelerate its evaluation of such products. ESOTERICA® is an over-the-counter product line that we sell that contains bleaching products that would be regulated by the proposed rule and if that occurs we do not currently intend to invest in obtaining an approved NDA for this product line. This product accounted for approximately $2.1 million in net revenues during 2007.
          Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities. See Item 1 of Part II of this amended report, “Legal Proceedings” and Note 15, “Contingencies,” in the notes to the condensed consolidated financial statements listed under Item 1 of Part I of this amended report, “Financial Statements,” for information concerning our current litigation.
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

MEDICIS PHARMACEUTICAL CORPORATION
Date: November 10, 2008	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)