Form 10-Q/A
period 2008-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2008-11-10
CIK 859368

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding at November 3, 2008
Class A Common Stock $.014 Par Value	56,717,496

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
     This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 (the “2008 Second Quarter 10-Q”) is being filed to restate our condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007. In addition, we are concurrently filing Form 10-K/A to amend and restate our consolidated financial statements for the annual and transition periods in fiscal years 2003 through 2007 and a Form 10-Q/A to amend and restate our condensed consolidated financial statements for the quarterly period ended March 31, 2008.
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
     Our prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products, which were expected to be replaced with similar products, at replacement cost, based on our view of the economic impact of returns on our business, rather than deferring the gross sales price. The replacement of short-dated and expired products, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of our review and analysis, we determined that, although the exchanged product was similar, it was not of the same quality, strictly due to dating, as we were replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, we have revised our reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’ return experince. Additionally, because of the impact of the changes in the sales returns reserve, we recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. In addition, related to the modification of the reserve calculation methodology, the reserve for estimated future returns has been classified within current liabilities rather than as an allowance reducing accounts receivable.
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
     In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-Q/A under Item 4 of Part I, “Controls and Procedures.” Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 as it applies to the calculation of sales return reserves, as described in our Form 10-K/A for the year ended December 31, 2007, under Item 9 of Part II in Management’s Report on Internal Control over Financial Reporting..” Solely as a result of this material weakness, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 and the date of this report. As of the date of this Form 10-Q/A, management has adopted a sales return reserve methodology that management believes complies with the requirements of SFAS 48. Management has taken and is taking steps, as described in our Form 10-K/A for the year ended December 31, 2007 under Item 9A of Part II in “Remediation Steps to Address Material Weakness,” to remediate the material weakness in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q/A and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-Q/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
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
     Because this Form 10-Q/A sets forth the 2008 Second Quarter Form 10-Q in its entirety, it includes items that have been changed as a result of the restatement and the items that are unchanged from the 2008 Second Quarter Form 10-Q. Other than the amending of the disclosures relating to the restatement, this Form 10-Q/A speaks as of the original filing date of the 2008 Second Quarter 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements, Risk Factors, and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-Q/A should be read in conjunction with our Form 10-K/A for the year ended December 31, 2008, our Form 10-Q/A for the quarter ended March 31, 2008, and our Form 10-Q for the quarter ended September 30, 2008.
     Note 2 to our restated condensed consolidated financial statements discloses the nature of the restatement adjustments and details the impact of the restatement adjustments on our condensed consolidated financial statements as of June 30, 2008 and the three and six months ended June 30, 2008 and 2007.
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
	(Restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$215,603	$108,046
Short-term investments	254,852	686,634
Accounts receivable, net	31,824	22,205
Inventories, net	23,859	29,973
Deferred tax assets, net	39,302	9,190
Other current assets	17,586	18,049

Total current assets	583,026	874,097

Property and equipment, net	24,981	13,850

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	258,873	258,873
Other intangible assets	7,100	6,695

	265,973	265,568
Less: accumulated amortization	103,170	92,482

Net intangible assets	162,803	173,086
Goodwill	63,107	63,107
Deferred tax assets, net	63,820	59,577
Long-term investments	98,200	17,072
Other assets	12,706	12,622

	$1,008,643	$1,213,411

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Restated)
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$43,299	$34,891
Current portion of contingent convertible senior notes	181	283,910
Reserve for sales returns	65,543	68,787
Income taxes payable	34,752	7,731
Other current liabilities	59,296	55,807

Total current liabilities	203,071	451,126

Long-term liabilities:
Contingent convertible senior notes	169,145	169,145
Deferred revenue	5,417	6,667
Other liabilities	8,718	3,172
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 69,277,786 and 69,005,019 at June 30, 2008 and December 31, 2007, respectively	968	965
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued	—	—
Additional paid-in capital	653,471	641,907
Accumulated other comprehensive income	867	2,221
Accumulated earnings	310,160	281,218
Less: Treasury stock, 12,668,410 and 12,656,503 shares at cost at June 30, 2008 and December 31, 2007, respectively	(343,174)	(343,010)

Total stockholders’ equity	622,292	583,301

	$1,008,643	$1,213,411

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
Net product revenues	$133,039	$110,644	$258,092	$206,566
Net contract revenues	4,410	2,962	8,260	5,705

Net revenues	137,449	113,606	266,352	212,271

Cost of product revenues (1)	9,204	15,266	20,337	26,828

Gross profit	128,245	98,340	246,015	185,443

Operating expenses:
Selling, general and administrative (2)	71,872	58,639	143,934	119,835
Impairment of long-lived assets	—	4,067	—	4,067
Research and development (3)	33,000	7,148	42,189	15,154
Depreciation and amortization	6,780	5,878	13,502	11,332

Operating income	16,593	22,608	46,390	35,055

Other expense	—	—	(2,871)	—
Interest and investment income	7,449	9,251	16,649	18,258
Interest expense	(2,148)	(2,568)	(4,555)	(5,226)

Income before income tax expense	21,894	29,291	55,613	48,087

Income tax expense	8,886	10,751	22,080	17,866

Net income	$13,008	$18,540	$33,533	$30,221

Basic net income per share	$0.23	$0.33	$0.59	$0.54

Diluted net income per share	$0.21	$0.28	$0.52	$0.47

Cash dividend declared per common share	$0.04	$0.03	$0.08	$0.06

Basic common shares outstanding	56,493	55,936	56,425	55,782

Diluted common shares outstanding	68,443	71,318	69,343	71,466

(1) amounts exclude amortization of intangible assets related to acquired products	$5,346	$5,165	$10,633	$9,963

(2) amounts include share-based compensation expense	$4,601	$5,524	$8,930	$10,900

(3) amounts include share-based compensation expense	$51	$117	$112	$255
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Restated)	(Restated)
Operating Activities:
Net income (restated)	$33,533	$30,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,502	11,332
Amortization of deferred financing fees	666	982
Impairment of long-lived assets	—	4,067
Loss on disposal of property and equipment	36	19
Charge reducing value of investment in Revance	2,871	—
Gain on sale of available-for-sale investments	(947)	(48)
Share-based compensation expense	9,042	11,156
Deferred income tax (benefit) expense	(34,355)	9,911
Tax (expense) benefit from exercise of stock options and vesting of restricted stock awards	(1,007)	2,387
Excess tax benefits from share-based payment arrangements	(167)	(1,215)
Increase (decrease) in provision for sales discounts and chargebacks	908	(1,331)
Amortization of (discount)/premium on investments	(919)	(1,457)
Changes in operating assets and liabilities:
Accounts receivable	(10,503)	54,227
Inventories	6,113	(3,641)
Other current assets	463	(3,176)
Accounts payable	5,093	(6,999)
Reserve for sales returns	(3,244)	(16,148)
Income taxes payable	27,023	(11,760)
Other current liabilities	2,159	10
Other liabilities	(1,891)	543

Net cash provided by operating activities	48,376	79,080

Investing Activities:
Purchase of property and equipment	(7,252)	(4,330)
Payment of direct merger costs	(306)	—
Payments for purchase of product rights	(405)	(29,700)
Purchase of available-for-sale investments	(280,874)	(446,542)
Sale of available-for-sale investments	364,739	114,889
Maturity of available-for-sale investments	267,363	131,283

Net cash provided by (used in) investing activities	343,265	(234,400)

Financing Activities:
Payment of dividends	(3,992)	(3,363)
Payment of contingent convertible senior notes	(283,729)	—
Excess tax benefits from share-based payment arrangements	167	1,215
Proceeds from the exercise of stock options	3,532	15,754

Net cash (used in) provided by financing activities	(284,022)	13,606

Effect of exchange rate on cash and cash equivalents	(62)	410

Net increase (decrease) in cash and cash equivalents	107,557	(141,304)
Cash and cash equivalents at beginning of period	108,046	203,319

Cash and cash equivalents at end of period	$215,603	$62,015

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
2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company has restated its condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007. The restatement primarily relates to an error in the Company’s interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”) as its applies to a component of the Company’s sales return reserve calculations. Management commenced a review and analysis of its accounting for sales return reserves after the Public Company Accounting Oversight Board’s (the “PCAOB”) inspection of the Company’s independent public accounting firm’s, Ernst & Young LLP’s, audit of the Company’s 2007 financial statements. Based on the PCAOB inspection, Ernst & Young LLP informed management that the method of accounting for returns of short-dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns. Management conducted a review of whether the reserve complied with SFAS 48 and whether the amounts involved were material under Staff Accounting Bulletin No. 99, Materiality (“SAB 99”), and Staff Accounting Bulletin No. 108, Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), for one or more periods. Management determined that there was an error in its interpretation and application of SFAS 48 and that the adjustments necessary to properly state the sales returns reserve were material for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. Accordingly, management recommended to the Audit Committee that a restatement was required.

     The Company’s prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired product, which were expected to be replaced with similar products, at replacement cost, based on the Company’s view of the economic impact of returns on its business, rather than deferring the gross sales price. The replacement of short-dated and expired product, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of the Company’s review and analysis, the Company determined that although the exchanged product was similar, it was not of the same quality, strictly due to dating, as the Company was replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, the Company has revised its reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual return experience. Additionally, because of the impact of the changes in the sales returns reserve, the Company recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. The Company’s reserve for estimated future returns was previously included as an allowance reducing accounts receivable in the Company’s condensed consolidated balance sheets. As a result of the restatement, the reserve for estimated future returns is being classified within current liabilities, rather than as an allowance reducing accounts receivable, in the accompanying condensed consolidated balance sheets.
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
     The following is a summary of the effects of the restatement on the Company’s condensed consolidated balance sheet as of June 30, 2008, its condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and its condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007:

CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2008
(in thousands, except share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$215,603		$215,603
Short-term investments	254,852		254,852
Accounts receivable, net	23,422	8,402	31,824
Inventories, net	23,859		23,859
Deferred tax assets, net	18,731	20,571	39,302
Other current assets	17,586		17,586

Total current assets	554,053	28,973	583,026
Property and equipment, net	24,981		24,981
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	258,873		258,873
Other intangible assets	7,468	(368)	7,100

	266,341	(368)	265,973
Less: accumulated amortization	103,170		103,170

Net intangible assets	163,171	(368)	162,803
Goodwill	63,107		63,107
Deferred tax assets, net	63,688	132	63,820
Long-term investments	98,200		98,200
Other assets	12,706		12,706

	$979,906	$28,737	$1,008,643

Liabilities
Current liabilities:
Accounts payable	$43,299		$43,299
Current portion of contingent convertible senior notes	181		181
Reserve for sales returns	—	65,543	65,543
Income taxes payable	34,138	614	34,752
Other current liabilities	60,853	(1,557)	59,296

	138,471	64,600	203,071
Long-term liabilities:
Contingent convertible senior notes	169,145		169,145
Deferred revenue	5,417		5,417
Other liabilities	7,408	1,310	8,718
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000 no shares issued	—		—
Class A common stock, $0.014 par value, shares authorized:
150,000,000; issued and outstanding: 69,277,786	968		968
Class B common stock, $0.014 par value, shares authorized:
1,000,000; issued and outstanding: none	—		—
Additional paid-in capital	653,471		653,471
Accumulated other comprehensive income	867		867
Accumulated earnings	347,333	(37,173)	310,160
Less: Treasury stock, 12,668,410 shares at cost	(343,174)		(343,174)

Total stockholders’ equity	659,465	(37,173)	622,292

	$979,906	$28,737	$1,008,643

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$128,121	$4,918	$133,039
Net contract revenues	4,410		4,410

Net revenues	132,531	4,918	137,449

Cost of product revenues (1)	9,121	83	9,204

Gross profit	123,410	4,835	128,245
Operating expenses:
Selling, general and administrative (2)	71,872		71,872
Research and development (3)	33,000		33,000
Depreciation and amortization	6,780		6,780

Operating income	11,758	4,835	16,593
Interest and investment income	7,449		7,449
Interest expense	(2,148)		(2,148)

Income before income tax	17,059	4,835	21,894
Income tax expense	7,061	1,825	8,886

Net income	$9,998	$3,010	$13,008

Basic net income per share	$0.18	$0.05	$0.23

Diluted net income per share	$0.17	$0.04	$0.21

Cash dividend declared per common share	$0.04		$0.04

Basic common shares outstanding	56,493		56,493

Diluted common shares outstanding	68,443		68,443

(1) amount excludes amortization of intangible assets related to acquired products	$5,346		$5,346

(2) amount includes share-based compensation expense	$4,601		$4,601

(3) amount includes share-based compensation expense	$51		$51

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$105,902	$4,742	$110,644
Net contract revenues	2,962		2,962

Net revenues	108,864	4,742	113,606

Cost of product revenues (1)	14,011	1,255	15,266

Gross profit	94,853	3,487	98,340
Operating expenses:
Selling, general and administrative (2)	59,894	(1,255)	58,639
Impairment of intangible assets	4,067		4,067
Research and development (3)	7,148		7,148
Depreciation and amortization	5,878		5,878

Operating income	17,866	4,742	22,608
Interest and investment income	9,251		9,251
Interest expense	(2,568)		(2,568)

Income before income tax	24,549	4,742	29,291
Income tax expense	9,026	1,725	10,751

Net income	$15,523	$3,017	$18,540

Basic net income per share	$0.28	$0.05	$0.33

Diluted net income per share	$0.24	$0.04	$0.28

Cash dividend declared per common share	$0.06		$0.06

Basic common shares outstanding	55,936		55,936

Diluted common shares outstanding	71,318		71,318

(1) amount excludes amortization of intangible assets related to acquired products	$5,165		$5,165

(2) amount includes share-based compensation expense	$5,524		$5,524

(3) amount includes share-based compensation expense	$117		$117

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$255,577	$2,515	$258,092
Net contract revenues	8,260		8,260

Net revenues	263,837	2,515	266,352

Cost of product revenues (1)	20,223	114	20,337

Gross profit	243,614	2,401	246,015
Operating expenses:
Selling, general and administrative (2)	143,934		143,934
Research and development (3)	42,189		42,189
Depreciation and amortization	13,502		13,502

Operating income	43,989	2,401	46,390
Other expense	(2,871)		(2,871)
Interest and investment income	16,649		16,649
Interest expense	(4,555)		(4,555)

Income before income tax	53,212	2,401	55,613
Income tax expense	21,160	920	22,080

Net income	$32,052	$1,481	$33,533

Basic net income per share	$0.57	$0.02	$0.59

Diluted net income per share	$0.50	$0.02	$0.52

Cash dividend declared per common share	$0.08		$0.08

Basic common shares outstanding	56,425		56,425

Diluted common shares outstanding	69,343		69,343

(1) amount excludes amortization of intangible assets related to acquired products	$10,633		$10,633

(2) amount includes share-based compensation expense	$8,930		$8,930

(3) amount includes share-based compensation expense	$112		$112

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$198,273	$8,293	$206,566
Net contract revenues	5,705		5,705

Net revenues	203,978	8,293	212,271

Cost of product revenues (1)	24,508	2,320	26,828

Gross profit	179,470	5,973	185,443
Operating expenses:
Selling, general and administrative (2)	122,155	(2,320)	119,835
Impairment of intangible assets	4,067		4,067
Research and development (3)	15,154		15,154
Depreciation and amortization	11,332		11,332

Operating income	26,762	8,293	35,055
Interest and investment income	18,258		18,258
Interest expense	(5,226)		(5,226)

Income before income tax	39,794	8,293	48,087
Income tax expense	14,983	2,883	17,866

Net income	$24,811	$5,410	$30,221

Basic net income per share	$0.44	$0.10	$0.54

Diluted net income per share	$0.39	$0.08	$0.47

Cash dividend declared per common share	$0.06		$0.06

Basic common shares outstanding	55,782		55,782

Diluted common shares outstanding	71,466		71,466

(1) amount excludes amortization of intangible assets related to acquired products	$9,963		$9,963

(2) amount includes share-based compensation expense	$10,900		$10,900

(3) amount includes share-based compensation expense	$255		$255

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net income	$32,052	$1,481	$33,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,502		13,502
Amortization of deferred financing fees	666		666
Loss on disposal of property and equipment	36		36
Charge reducing value of investment in Revance	2,871		2,871
Gain on sale of available-for-sale investments	(947)		(947)
Share-based compensation expense	9,042		9,042
Deferred income tax benefit	(34,657)	302	(34,355)
Tax benefit from exericise of stock options and vesting of restricted stock awards	(1,007)		(1,007)
Excess tax benefits from share-based payment arrangements	(167)		(167)
Decrease in provision for sales discounts and chargebacks	(542)	1,450	908
Amortization of (discount) premium on investments	(919)		(919)
Changes in operating assets and liabilities:
Accounts receivable	(10,503)		(10,503)
Inventories	6,113		6,113
Other current assets	463		463
Accounts payable	5,093		5,093
Reserve for sales returns	—	(3,244)	(3,244)
Income taxes payable	26,405	618	27,023
Other current liabilities	2,766	(607)	2,159
Other liabilities	(1,891)		(1,891)

Net cash provided by operating activities	48,376	—	48,376
Investing Activities:
Purchase of property and equipment	(7,252)		(7,252)
Payment of direct merger costs	(306)		(306)
Payments for purchase of product rights	(405)		(405)
Purchase of available-for-sale investments	(280,874)		(280,874)
Sale of available-for-sale investments	364,739		364,739
Maturity of available-for-sale investments	267,363		267,363

Net cash provided by investing activities	343,265	—	343,265
Financing Activities:
Payment of dividends	(3,992)		(3,992)
Payment of contingent convertible senior notes	(283,729)		(283,729)
Excess tax benefits from share-based payment arrangements	167		167
Proceeds from the exercise of stock options	3,532		3,532

Net cash used in financing activities	(284,022)	—	(284,022)
Effect of exchange rate on cash and cash equivalents	(62)		(62)

Net increase in cash and cash equivalents	107,557	—	107,557
Cash and cash equivalents at beginning of period	108,046		108,046

Cash and cash equivalents at end of period	$215,603	$—	$215,603

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net income	$24,811	$5,410	$30,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,332		11,332
Amortization of deferred financing fees	982		982
Impairment of intangible assets	4,067		4,067
Loss on disposal of property and equipment	19		19
Gain on sale of available-for-sale investments	(48)		(48)
Share-based compensation expense	11,156		11,156
Deferred income tax expense	6,992	2,919	9,911
Tax benefit from exericise of stock options and vesting of restricted stock awards	2,387		2,387
Excess tax benefits from share-based payment arrangements	(1,215)		(1,215)
Decrease in provision for sales discounts and chargebacks	(8,564)	7,233	(1,331)
Amortization of (discount) premium on investments	(1,457)		(1,457)
Changes in operating assets and liabilities:
Accounts receivable	54,227		54,227
Inventories	(3,641)		(3,641)
Other current assets	(3,176)		(3,176)
Accounts payable	(6,999)		(6,999)
Reserve for sales returns	—	(16,148)	(16,148)
Income taxes payable	(11,724)	(36)	(11,760)
Other current liabilities	(612)	622	10
Other liabilities	543		543

Net cash provided by operating activities	79,080	—	79,080
Investing Activities:
Purchase of property and equipment	(4,330)		(4,330)
Payments for purchase of product rights	(29,700)		(29,700)
Purchase of available-for-sale investments	(446,542)		(446,542)
Sale of available-for-sale investments	114,889		114,889
Maturity of available-for-sale investments	131,283		131,283

Net cash used in investing activities	(234,400)	—	(234,400)
Financing Activities:
Payment of dividends	(3,363)		(3,363)
Excess tax benefits from share-based payment arrangements	1,215		1,215
Proceeds from the exercise of stock options	15,754		15,754

Net cash provided by financing activities	13,606	—	13,606
Effect of exchange rate on cash and cash equivalents	410		410

Net decrease in cash and cash equivalents	(141,304)	—	(141,304)
Cash and cash equivalents at beginning of period	203,319		203,319

Cash and cash equivalents at end of period	$62,015	$—	$62,015

3. SHARE-BASED COMPENSATION
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
     The Company estimates changes in the net realizable value of its investment in Revance based on a hypothetical liquidation at book value approach (see Note 7). During the three months ended March 31, 2008, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008. No further reduction in the carrying value of the Company’s investment in Revance was recorded as a result of using the hypothetical liquidation at book value approach as of June 30, 2008.
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

     The following tables presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three and six months ended June 30, 2008 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment
	Floating	in
	Securities	Revance
Balance at March 31, 2008	$44,117	$9,086
Transfers to Level 3	—	—
Total gains (losses) included in earnings	—	—
Total gains (losses) included in other comprehensive income	(497)	—
Purchases and settlements (net)	—	—

Balance at June 30, 2008	$43,620	$9,086

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment
	Floating	in
	Securities	Revance
Balance at January 1, 2008	$—	$11,957
Transfers to Level 3	101,650	—
Total gains (losses) included in earnings	—	(2,871)
Total gains (losses) included in other comprehensive income	(1,280)	—
Purchases and settlements (net)	(56,750)	—

Balance at June 30, 2008	$43,620	$9,086

6. STRATEGIC COLLABORATION
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
9. IMPAIRMENT OF LONG-LIVED ASSETS
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
10. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. The non-acne dermatological product lines include LOPROX®, PERLANE®, RESTYLANE® and VANOS®. The non-

dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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
     Restated net revenues and the percentage of restated net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
Acne and acne-related dermatological products	$86,384	$59,930	$166,517	$109,823
Non-acne dermatological products	40,523	46,243	79,615	86,306
Non-dermatological products	10,543	7,433	20,222	16,142

Total net revenues	$137,450	$113,606	$266,354	$212,271

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
Acne and acne-related dermatological products	63%	53%	62%	52%
Non-acne dermatological products	29	41	30	41
Non-dermatological products	8	6	8	7

Total net revenues	100%	100%	100%	100%

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
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2004. The Internal Revenue Service is currently conducting a limited scope examination of the Company’s tax return for the six-month Transition Period ending December 31, 2005. To date, no adjustments have been proposed.
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
     At December 31, 2007, the Company had $3.4 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $2.7 million on the Company’s effective tax rate. The amount of unrecognized tax benefits decreased $0.9 million from $3.4 million to $2.5 million during the six months ended June 30, 2008 as part of the settlement with the Arizona Department of Revenue. Recognition of the $2.5 million unrecognized tax benefits would have a favorable effect of $2.1 million on the Company’s effective tax rate. During the next twelve months, the Company estimates that it is reasonably possible that the liability for unrecognized tax benefits may decrease by $1.3 million.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company has accrued approximately $280,000 and $240,000 (net of tax benefits) for the payment of interest and penalties at December 31, 2007, and June 30, 2008, respectively.
14. DIVIDENDS DECLARED ON COMMON STOCK
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
16. COMPREHENSIVE INCOME
     Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months and six months ended June 30, 2008 was $10.6 million and $32.2 million, respectively. Total comprehensive income for the three months and six months ended June 30, 2007 was $18.6 million and $30.4 million, respectively.

     17. NET INCOME PER COMMON SHARE
     The following table sets forth the computation of restated basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
BASIC

Net income	$13,008	$18,540	$33,533	$30,221

Weighted average number of common shares outstanding	56,493	55,936	56,425	55,782

Basic net income per common share	$0.23	$0.33	$0.59	$0.54

DILUTED

Net income	$13,008	$18,540	$33,533	$30,221

Add:
Tax-effected interest expense and issue costs related to Old Notes	666	779	1,332	1,615
Tax-effected interest expense and issue costs related to New Notes	687	839	1,538	1,677

Net income assuming dilution	$14,361	$20,158	$36,403	$33,513

Weighted average number of common shares	56,493	55,936	56,425	55,782

Effect of dilutive securities:
Old Notes	5,823	5,823	5,823	5,823
New Notes	5,233	7,325	6,279	7,325
Stock options and restricted stock	894	2,234	816	2,536

Weighted average number of common shares assuming dilution	68,443	71,318	69,343	71,466

Diluted net income per common share	$0.21	$0.28	$0.52	$0.47

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

18. CONTINGENCIES
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
     On May 25, 2006, Prasco Laboratories of Cincinnati, Ohio filed suit against the Company and Imaginative Research Associates (“IRA”) seeking a declaration that Prasco’s Oscion product does not infringe certain patents owned by the Company or by IRA.  The Company and IRA moved to dismiss that suit on the grounds that the court had no jurisdiction under the Declaratory Judgment Act to hear the case.  The court granted the Company’s motion and dismissed the case.  Prasco has appealed and the appeal is pending before the U.S. Court of Appeals for the Federal Circuit. The case was argued to the U.S. Court of Appeals on April 10, 2008.

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
20. SUBSEQUENT EVENT
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
     We have restated our condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007. In addition, we are concurrently filing a Form 10-K/A to restate our consolidated financial statements for the annual and transition periods in fiscal years 2003 through 2007, and a Form 10-Q/A to restate our condensed consolidated financial statements for the quarterly period ended March 31, 2008.
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
     Our prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products, which were expected to be replaced with similar products, at replacement cost, based on our view of the economic impact of returns on our business, rather than deferring the gross price. The replacement of short-dated and expired products, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of our review and analysis, we determined that, although the exchanged product was similar, it was not of the same quality, strictly due to dating, as we were replacing nearly-expired or expired product with newer/fresher product. Therefore, in accordance with SFAS 48, we have revised our reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual return experience. Additionally, because of the impact of the changes in the sales returns reserve, we recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. In addition, related to the modification of the reserve calculation methodology, the reserve for estimated future returns has been classified within current liabilities rather than as an allowance reducing accounts receivable.
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

     Note 2 to our condensed consolidated financial statements discloses the nature of the restatement adjustments and details the impact of the restatement adjustments on our condensed consolidated financial statements as of June 30, 2008 and the three and six months ended June 30, 2008 and 2007.
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
Acceptance of RELOXIN® BLA by the FDA
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen, S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., our wholly-owned subsidiary, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan.
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
Subsequent Event – Acquisition of LipoSonix
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
Results of Operations
     The following table sets forth certain data as a percentage of restated net revenues for the periods indicated.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008 (a)	2007 (b)	2008 (c)	2007 (d)
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	93.3	86.6	92.4	87.4
Operating expenses	81.2	66.7	75.0	70.9

Operating income	12.1	19.9	17.4	16.5
Other expense	—	—	1.1	—
Interest and investment (income) expense, net	(3.9)	(5.9)	(4.5)	(6.2)

Income before income tax expense	16.0	25.8	20.8	22.7
Income tax expense	6.5	9.5	8.2	8.5

Net income	9.5%	16.3%	12.6%	14.2%

(a)	Included in operating expenses is $25.0 million (18.2% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN® and $4.7 million (3.4% of net revenues) of compensation expense related to stock options and restricted stock.

(b)	Included in operating expenses is $5.6 million (5.0% of net revenues) of compensation expense related to stock options and restricted stock and $4.1 million (3.6% of net revenues) for the write-down of an intangible asset related to OMNICEF®.

(c)	Included in operating expenses is $25.0 million (9.4% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN® and $9.0 million (3.4% of net revenues) of compensation expense related to stock options and restricted stock.

(d)	Included in operating expenses is $11.2 million (5.3% of net revenues) of compensation expense related to stock options and restricted stock and $4.1 million (1.9% of net revenues) for the write-down of an intangible asset related to OMNICEF®.

(e)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Net Revenues
     The following table sets forth the net revenues for the three months ended June 30, 2008 (the “second quarter of 2008”) and June 30, 2007 (the “second quarter of 2007”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2008	2007	$ Change	%Change
	(Restated)	(Restated)
Net product revenues	$133.0	$110.6	$22.4	20.3%
Net contract revenues	$4.4	$3.0	$1.4	48.9%

Net revenues	$137.4	$113.6	$23.8	21.0%

	Second	Second
	Quarter	Quarter
	2008	2007	$ Change	% Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	$86.4	$59.9	$26.5	44.2%
Non-acne dermatological products	40.5	46.3	(5.8)	(12.5)%
Non-dermatological products (including contract revenues)	10.5	7.4	3.1	41.9%

Total net revenues	$137.4	$113.6	$23.8	21.0%

	Second	Second	Percentage
	Quarter	Quarter	Point
	2008	2007	Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	62.8%	52.8%	10.0%
Non-acne dermatological products	29.5%	40.7%	(11.2)%
Non-dermatological products (including contract revenues)	7.7%	6.5%	1.2%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the second quarter of 2008 primarily as a result of an increase in sales of SOLODYN®. Net revenues associated with our acne and acne-related dermatological products increased by $26.5 million, or 44.2%, and by 10.0 percentage points as a percentage of net revenues during the second quarter of 2008 as compared to the second quarter of 2007 primarily as a result of the increased sales of SOLODYN®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 12.5% during the second quarter of 2008 as compared to the second quarter of 2007, primarily due to the year-over-year change in the economic and competitive environment of the non-acne product category. Net revenues associated with our non-dermatological products increased by $3.1 million, or 41.9%, and by 1.2 percentage points as a percentage of net revenues during the second quarter of 2008 as compared to the second quarter of 2007, primarily due to an increase in sales of BUPHENYL® and an increase in contract revenue.

     The restatement had the following effect on the previously-reported net revenues for the second quarter of 2008 and the second quarter of 2007:

	Second Quarter	Second Quarter
	2008	2007
	(in millions)
Net revenues, as previously reported	$132.5	$108.9
Restatement adjustments:
Sales return reserve adjustment	4.2	6.3
Other miscellaneous adjustments	0.7	(1.6)

Net revenues, as restated	$137.4	$113.6

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
     The following table sets forth our gross profit for the second quarter of 2008 and 2007, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2008	2007	$ Change	% Change
	(Restated)	(Restated)
Gross profit	$128.2	$98.3	$29.9	30.4%
% of net revenues	93.3%	86.6%
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

     The restatement had the following effect on the previously-reported gross profit for the second quarter of 2008 and the second quarter of 2007:

	Second Quarter	Second Quarter
	2008	2007
	(in millions)
Gross profit, as previously reported	$123.4	$94.9
Restatement adjustments:
Net revenue restatement adjustments	4.9	4.7
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	—	(1.3)
Other	(0.1)	—

Gross profit, as restated	$128.2	$98.3

     Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the second quarter of 2008 and 2007, along with the percentage of net revenues represented by restated selling, general and administrative expenses (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2008	2007	$ Change	% Change
	(Restated)	(Restated)
Selling, general and administrative	$71.9	$58.6	$13.3	22.7%
% of net revenues	52.3%	51.6%
Share-based compensation expense included in selling, general and administrative	$4.6	$5.5	$(0.9)	(16.7)%
     The increase in selling, general and administrative expenses during the second quarter of 2008 from the second quarter of 2007 was attributable to approximately $5.7 million of increased personnel costs, primarily related to an increase in the number of employees from 467 as of June 30, 2007 to 502 as of June 30, 2008 and the effect of the annual salary increase that occurred during February 2008, $5.7 million of increased professional and consulting expenses, including costs related to patent litigation associated with our SOLODYN® product, business development costs and the implementation of our new enterprise resource planning (ERP) system, and $1.9 million of increased other additional selling, general and administrative costs incurred during the second quarter of 2008. We expect to continue to incur legal and other professional fees during the second half of 2008 as a result of patent protection related to our SOLODYN® and VANOS® products.

     The restatement had the following effect on the previously-reported selling, general and administrative expense for the second quarter of 2008 and the second quarter of 2007:

	Second Quarter	Second Quarter
	2008	2007
	(in millions)
Selling, general and administrative expense, as previously reported	$71.9	$59.9
Restatement adjustment:
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	—	(1.3)

Selling, general and administrative expense, as restated	$71.9	$58.6

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
     Income Tax Expense
     Our effective tax rate for the second quarter of 2008 was 40.6%, as compared to 36.7% for the second quarter of 2007. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective rate was higher during the second quarter of 2008 as compared to the second quarter of 2007 as we are not currently recording tax benefits on the charge related to the reduction in carrying value of our investment in Revance.
     The effect of the restatement on income tax expense for the second quarter of 2008 was an increase of $1.8 million, due to an increase of $4.8 million of pre-tax income as a result of the restatement. The effect of the restatement on income tax expense for the second quarter of 2007 was an increase of $1.7 million, due to an increase of $4.7 million of pre-tax income as a result of the restatement. The effect of the restatement on the effective tax rate for the second quarter of 2008 was a decrease from 41.4% to 40.6%. The effect of the restatement on the effective tax rate for the second quarter of 2007 was a decrease from 36.8% to 36.7%.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Net Revenues
     The following table sets forth our net revenues for the six months ended June 30, 2008 (the “2008 six months”) and the six months ended June 30, 2007 (the “2007 six months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
	(Restated)	(Restated)
Net product revenues	$258.1	$206.6	$51.5	24.9%
Net contract revenues	$8.3	$5.7	$2.6	44.8%

Net revenues	$266.4	$212.3	$54.1	25.5%

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	$166.5	$109.8	$56.7	51.6%
Non-acne dermatological products	79.6	86.3	(6.7)	(7.8)%
Non-dermatological products (including contract revenues)	20.3	16.2	4.1	25.3%

Total net revenues	$266.4	$212.3	$54.1	25.5%

			Percentage
	2008 Six	2007 Six	Point
	Months	Months	Change
	(Restated)	(Restated)
Acne and acne-related dermatological products	62.5%	51.7%	10.8%
Non-acne dermatological products	29.9%	40.7%	(10.8)%
Non-dermatological products (including contract revenues)	7.6%	7.6%	—%

Total net revenues	100.0%	100.0%	—

     Our total net revenues increased during the 2008 six months primarily as a result of an increase in sales of SOLODYN®. Net revenues associated with our acne and acne-related dermatological products increased by $56.7 million, or 51.6%, and by 10.8 percentage points as a percentage of net revenues during the 2008 six months as compared to the 2007 six months primarily as a result of the increased sales of SOLODYN®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 7.8% during the 2008 six months as compared to the 2007 six months, primarily due to the year-over-year change in the economic and competitive environment of the non-acne product category. Net revenues associated with our non-dermatological products increased by $4.1 million, or 25.3%, and remained consistent as a percentage of net revenues at 7.6% during the 2008 six months as compared to the 2007 six months. The increase in net revenues associated with our non-dermatological products was primarily due to an increase in sales of AMMONUL® and an increase in contract revenue.

     The restatement had the following effect on the previously-reported net revenues for the 2008 six months and the 2007 six months:

	2008	2007
	Six Months	Six Months
	(in millions)
Net revenues, as previously reported	$263.8	$204.0
Restatement adjustments:
Sales return reserve adjustment	2.7	8.9
Other miscellaneous adjustments	(0.1)	(0.6)

Net revenues, as restated	$266.4	$212.3

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
     The following table sets forth our gross profit for the 2008 six months and the 2007 six months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
	(Restated)	(Restated)
Gross profit	$246.0	$185.4	$60.6	32.7%
% of net revenues	92.4%	87.4%
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

     The restatement had the following effect on the previously-reported gross profit for the 2008 six months and the 2007 six months:

	2008	2007
	Six Months	Six Months
	(in millions)
Gross profit, as previously reported	$243.6	$179.5
Restatement adjustments:
Net revenue restatement adjustments	2.6	8.3
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	—	(2.4)
Other	(0.2)	—

Gross profit, as restated	$246.0	$185.4

     Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the 2008 six months and 2007 six months, along with the percentage of net revenues represented by restated selling, general and administrative expenses (dollar amounts in millions):

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
	(Restated)	(Restated)
Selling, general and administrative	$143.9	$119.8	$24.1	20.1%
% of net revenues	54.0%	56.5%
Share-based compensation expense included in selling, general and administrative	$8.9	$10.9	$(2.0)	(18.1)%
     The increase in selling, general and administrative expenses during the 2008 six months from the 2007 six months was attributable to approximately $10.1 million of increased personnel costs, primarily related to an increase in the number of employees from 467 as of June 30, 2007 to 502 as of June 30, 2008 and the effect of the annual salary increase that occurred during February 2008, $11.6 million of increased professional and consulting expenses, including costs related to patent litigation associated with our SOLODYN® product, business development costs and the implementation of our new enterprise resource planning (ERP) system incurred during the 2008 six months and $2.4 million of increased other additional selling, general and administrative costs incurred during the 2008 six months.

     The restatement had the following effect on the previously-reported selling, general and administrative expense for the 2008 six months and the 2007 six months:

	2008	2007
	Six Months	Six Months
	(in millions)
Selling, general and administrative expense, as previously reported	$143.9	$122.2
Restatement adjustment:
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	—	(2.4)

Selling, general and administrative expense, as restated	$143.9	$119.8

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
     Income Tax Expense
     Our effective tax rate for the 2008 six months was 39.7%, as compared to 37.2% for the 2007 six months. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective rate was higher during the 2008 six months as compared to the 2007 six months as we are not currently recording tax benefits on the charge related to the reduction in carrying value of our investment in Revance.
     The effect of the restatement on income tax expense for the 2008 six months was an increase of $0.9 million, due to an increase of $2.4 million of pre-tax income as a result of the restatement. The effect of the restatement on income tax expense for the 2007 six months was an increase of $2.9 million, due to an increase of $8.3 million of pre-tax income as a result of the restatement. The effect of the restatement on the effective tax rate for the 2008 six months was a decrease from 39.8% to 39.7%. The effect of the restatement on the effective tax rate for the 2007 six months was a decrease from 37.7% to 37.2%.

     Liquidity and Capital Resources
     Overview
     The following table highlights selected cash flow components for the 2008 six months and 2007 six months, and selected balance sheet components as of June 30, 2008 (restated) and December 31, 2007 (dollar amounts in millions):

	2008 Six	2007 Six
	Months	Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$48.4	$79.1	$(30.7)	(38.8)%
Investing activities	$343.3	$(234.4)	$577.7	246.4%
Financing activities	$(284.0)	$13.6	$(297.6)	(2,187.5)%

	June 30, 2008	Dec. 31, 2007	$ Change	% Change
	(Restated)
Cash, cash equivalents and short-term investments	$470.5	$794.7	$(324.2)	(40.8)%
Working capital	$380.0	$423.0	$(43.0)	(10.2)%
Long-term investments	$98.2	$17.1	$81.1	475.2%
2.5% contingent convertible senior notes due 2032	$169.2	$169.2	$—	—
1.5% contingent convertible senior notes due 2033	$0.2	$283.9	$(283.7)	(99.9)%
     Working Capital
     Working capital as of June 30, 2008 and December 31, 2007 consisted of the following (dollar amounts in millions):

	June 30, 2008	Dec. 31, 2007	$ Change	% Change
	(Restated)
Cash, cash equivalents and short-term investments	$470.5	$794.7	$(324.2)	(40.8)%
Accounts receivable, net	31.8	22.2	9.6	43.2%
Inventories, net	23.9	30.0	(6.1)	(20.4)%
Deferred tax assets, net	39.3	9.2	30.1	327.2%
Other current assets	17.6	18.0	(0.4)	(2.6)%

Total current assets	583.1	874.1	(291.0)	(33.3)%

Accounts payable	43.3	34.9	8.4	24.1%
Current portion of long- term debt	0.2	283.9	(283.7)	(99.9)%
Reserve for sales returns	65.5	68.8	(3.3)	(4.8)%
Income taxes payable	34.8	7.7	27.1	351.9%
Other current liabilities	59.3	55.8	3.5	6.3%

Total current liabilities	203.1	451.1	(248.0)	(55.0)%

Working capital	$380.0	$423.0	$(43.0)	(10.2)%

     We had cash, cash equivalents and short-term investments of $470.5 million and working capital of $380.0 million at June 30, 2008, as compared to $794.7 million and $423.0 million, respectively, at December 31, 2007. The decrease in cash, cash equivalents and short-term investments was primarily due to the repurchase of $283.7 million of our New Notes during June 2008, and by a net transfer of $81.1 million of our short-term investments into long-term investments, partially offset by the generation of $48.4 million of operating cash flow during the 2008 six months. The decrease in restated working capital was primarily due to a net transfer of $81.1 million of our short-term investments into long-term investments, partially offset by the generation of $48.4 million of operating cash flow during the 2008 six months.
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
     Except for the Old Notes, we had only $14.1 million of long-term liabilities and we had only $203.1 million of current liabilities at June 30, 2008. Our other commitments and planned expenditures consist principally of payments we will make in connection with the acquisition of LipoSonix, strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be continuing our implementation of a new ERP system during 2008, which will require financial expenditures to complete.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 3 to the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2007. There were no new significant accounting estimates in the second quarter of 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our amended Form 10-K/A for the year ended December 31, 2007.

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

Item 4. Controls and Procedures
          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to our condensed consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on the evaluation and the criteria set forth in the COSO Report, management identified a material weakness in internal control over financial reporting described in the management’s report on internal control over financial reporting included in Item 9A to our 2007 Form 10-K/A and outlined below. Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness that continued to exist as of June 30, 2008 and the date of this filing:
     There was a material weakness in our internal controls over the interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), it applies to the calculation of our sales return reserve. Specifically, the design of controls over the preparation and review of the sales return reserve did not detect that our method of accounting for returns of short-dated and expired goods was not in conformity with generally accepted accounting principles. The lack of sufficient oversight and supervision of operational and accounting personnel led to our failure to identify the misinterpretation of SFAS 48, with respect to our sales return reserve calculation. As a result, management did not detect its error in accounting for sales return reserves, resulting in the restatement of our previously issued consolidated financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008
          Based on its assessment, including consideration of the aforementioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting as of June 30, 2008. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of June 30, 2008 or at the date of this report.
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
     Other than as described above, during the three months ended June 30, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          As discussed elsewhere in this Form 10-Q/A and in Note 2 to our condensed consolidated financial statements, we determined that our consolidated financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 should be restated due to an error in our interpretation and application of SFAS 48 as it applies to a component of our sales return reserve calculations. As a result of the restatement, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur accounting and legal costs as noted below.

•	As a result of the restatement, we have been named in a number of lawsuits as discussed in Item 1 of Part II of this report, “Legal Proceedings” and Note 18, “Contingencies.” The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.
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
          In connection with the restatement, we have assessed the effectiveness of our disclosure controls and procedures. Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 as it applies to the calculation of sales return reserves. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 and the date of this filing. In response, we have adopted a sales return reserve methodology that we believe complies with the requirements of SFAS 48. Management has taken and is taking steps to remediate the material weakness in our internal control over financial reporting. There can be no assurance as to how quickly or effectively our remediation steps will remediate the material weakness in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.
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
     In addition to SOLODYN®, our other primary prescription products, including VANOS®, may be subject to generic competition in the near future. For example, on May 1, 2008, we announced that Perrigo Israel Pharmaceuticals Ltd. (“Perrigo”) filed an ANDA with the FDA for a generic version of VANOS®. Perrigo has not advised us as to the timing or status of the FDA’s review of its filing. Perrigo’s certification letter sets forth allegations that our U.S. Patent No. 6,765,001 is invalid, unenforceable and/or will not be infringed by Perrigo’s manufacture, use, or sale of the product for which the ANDA was submitted. If any of our primary products are rendered obsolete or uneconomical by competitive changes, including generic competition, our results of operation would be materially and adversely affected.
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
     The patents and patent applications in which we have an interest may be challenged as to their validity or enforceability or infringement. Any such challenges may result in potentially significant harm to our business and enable generic entry to markets for our products. The cost of responding to any such challenges and the cost of prosecuting infringement claims and any related litigation, could be substantial. In addition, any such litigation also could require a substantial commitment of our management’s time. On January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX has appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit. Also, on June, 16, 2008, we announced that a third party filed with the USPTO a Request for Ex Parte Reexamination of our U.S. Patent No. 5,908,838 (“’838 patent”) related to SOLODYN®. The USPTO has three months to review the reexamination request and to determine whether it believes that the request raises a substantial new question of patentability as to the ’838 patent. If reexamination is granted by the USPTO, a result could be that one or more of the claims in the ’838 patent is invalidated or narrowed in scope, either of which could have a material adverse impact on our results of operations. See Item 1 of Part II of this amended report, “Legal Proceedings” and Note 18, “Contingencies,” in the notes to the condensed consolidated financial statements under Item 1 of Part I of this amended report, “Financial Statements,” for information concerning our current intellectual property litigation.
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
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX® and LOPROX® TS. In connection with the government investigation, four employees, including Richard Havens, our former Executive Vice President, Sales and Marketing, separated from the Company as of April 1, 2008. In May 2008, five of our former employees, including Mr. Havens, plead guilty to misdemeanors in connection with their individual roles in the Company’s alleged past off-label marketing and promotion of LOPROX® and LOPROX® TS. See Item 1 of Part II of this amended report, “Legal Proceedings” and Note 18, “Contingencies,” in the notes to the condensed consolidated financial statements listed under Item 1 of Part I of this amended report, “Financial Statements,” for information concerning our current litigation.
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
     We believe that the prescription volume of our primary prescription products, in particular, SOLODYN®, VANOS® and ZIANA®, and sales of our dermal aesthetic products, RESTYLANE® and PERLANE®, will continue to constitute a significant portion of our sales for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. On June 5, 2006, Allergan announced that the FDA had approved its JuvédermTM dermal filler family of products. Allergan began marketing these products in January 2007. Other dermal filler products, such as Artefill®, Evolence®, Prevelle® Silk, Radiesse®, Sculptra® and ElevessTM have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® and PERLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products. On January 15, 2008, we announced that IMPAX announced that IMPAX sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. IMPAX has not advised us as to the status of the FDA’s review of its filing, or whether IMPAX has complied with recent FDA requirements for proving bioequivalence. Also on January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX has appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit. On May 1, 2008, we announced that Perrigo filed an ANDA with the FDA for a generic version of VANOS®. Perrigo has not advised us as to the timing or status of the FDA’s review of its filing. Perrigo’s certification letter sets forth allegations that our U.S. Patent No. 6,765,001 is invalid, unenforceable and/or will not be infringed by Perrigo’s manufacture, use, or sale of the product for which the ANDA was submitted.
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
     Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the Office of Inspector General (“OIG”) of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities. See Item 1 of Part II of this amended report, “Legal Proceedings” and Note 18, “Contingencies,” in the notes to the condensed consolidated financial statements listed under Item 1 of Part I of this amended report, “Financial Statements,” for information concerning our current compliance program.
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
The stockholders elected the following persons to serve as directors of the Company for a term of three years, or until their successors are duly elected and qualified or until their earlier resignation or removal. Votes were cast as follows:

		Number of Votes
	For	Against	Abstain
Spencer Davidson	42,756,769	9,693,450	28,986
Stuart Diamond	51,943,963	501,185	34,057
Peter S. Knight, Esq.	50,604,230	1,849,112	25,863
The directors of the Company whose terms of office continued were Mr. Jonah Shacknai, Mr. Arthur G. Altschul, Jr., Mr. Michael Pietrangelo, Mr. Philip S. Schein, M.D. and Ms. Lottie Shackelford.
2)	The stockholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2008. Votes were cast as follows:

For	Against	Abstain
51,918,927	537,965	22,313

Item 6. Exhibits

Exhibit 2.1 *	Agreement and Plan of Merger by and among the Company, Donatello, Inc., and LipoSonix, Inc. dated June 16, 2008. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008

+	Filed herewith

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