Form 10-Q
period 2008-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2008-11-10
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,021	$108,046
Short-term investments	248,124	686,634
Accounts receivable, net	48,011	22,205
Inventories, net	25,433	29,973
Deferred tax assets, net	44,992	9,190
Other current assets	21,050	18,049

Total current assets	446,631	874,097

Property and equipment, net	26,214	13,850

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	265,573	258,873
Other intangible assets	10,141	6,695

	275,714	265,568
Less: accumulated amortization	108,686	92,482

Net intangible assets	167,028	173,086
Goodwill	156,774	63,107
Deferred tax assets, net	74,513	59,577
Long-term investments	93,422	17,072
Other assets	6,532	12,622

	$971,114	$1,213,411

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$48,236	$34,891
Current portion of contingent convertible senior notes	181	283,910
Reserve for sales returns	59,295	68,787
Income taxes payable	—	7,731
Other current liabilities	71,674	55,807

Total current liabilities	179,386	451,126

Long-term liabilities:
Contingent convertible senior notes	169,145	169,145
Deferred revenue	4,792	6,667
Other liabilities	10,896	3,172

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 69,395,894 and 69,005,019 at September 30, 2008 and December 31, 2007, respectively	969	965
Class B common stock, $0.014 par value; shares authorized: 1,000,000; no shares issued	—	—
Additional paid-in capital	658,645	641,907
Accumulated other comprehensive (loss) income	(2,543)	2,221
Accumulated earnings	293,190	281,218
Less: Treasury stock, 12,678,398 and 12,656,503 shares at cost at September 30, 2008 and December 31, 2007, respectively	(343,366)	(343,010)

Total stockholders’ equity	606,895	583,301

	$971,114	$1,213,411

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Net product revenues	$110,574	$107,093	$368,668	$313,659
Net contract revenues	4,851	3,890	13,111	9,595

Net revenues	115,425	110,983	381,779	323,254

Cost of product revenues (1)	10,848	18,583	31,185	45,411

Gross profit	104,577	92,400	350,594	277,843

Operating expenses:
Selling, general and administrative (2)	71,575	58,877	215,509	178,712
Impairment of long-lived assets	—	—	—	4,067
Research and development (3)	7,143	7,354	49,333	22,508
In-process research and development	30,500	—	30,500	—
Depreciation and amortization	7,078	6,461	20,579	17,793

Operating (loss) income	(11,719)	19,708	34,673	54,763

Other expense	(2,593)	—	(5,465)	—
Interest and investment income	3,436	9,842	20,086	28,100
Interest expense	(1,059)	(2,396)	(5,614)	(7,622)

(Loss) income before income tax expense	(11,935)	27,154	43,680	75,241

Income tax expense	2,722	10,161	24,802	28,027

Net (loss) income	$(14,657)	$16,993	$18,878	$47,214

Basic net (loss) income per share	$(0.26)	$0.30	$0.33	$0.84

Diluted net (loss) income per share	$(0.26)	$0.26	$0.33	$0.73

Cash dividend declared per common share	$0.04	$0.03	$0.12	$0.09

Basic common shares outstanding	56,698	56,120	56,517	55,896

Diluted common shares outstanding	56,698	71,155	57,358	71,353

(1) amounts exclude amortization of intangible assets related to acquired products	$5,454	$5,671	$16,026	$15,634
(2) amounts include share-based compensation expense	$4,019	$4,744	$12,949	$15,646
(3) amounts include share-based compensation expense	$111	$(215)	$223	$40
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
		(Restated)
Operating Activities:
Net income	$18,878	$47,214
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	30,500	—
Depreciation and amortization	20,579	17,793
Amortization of deferred financing fees	666	1,249
Impairment of long-lived assets	—	4,067
Loss on disposal of property and equipment	36	19
Charge reducing value of investment in Revance	5,465	—
Gain on sale of available-for-sale investments	(1,021)	(49)
Share-based compensation expense	13,172	15,686
Deferred income tax (benefit) expense	(31,994)	9,328
Tax (expense) benefit from exercise of stock options and vesting of restricted stock awards	(1,276)	2,664
Excess tax benefits from share-based payment arrangements	(169)	(1,365)
Increase (decrease) in provision for sales discounts and chargebacks	1,314	(1,078)
Amortization of (discount)/premium on investments	(438)	(2,405)
Changes in operating assets and liabilities:
Accounts receivable	(26,615)	35,952
Inventories	5,486	(1,526)
Other current assets	(2,550)	262
Accounts payable	12,911	3,030
Reserve for sales returns	(9,492)	(19,652)
Income taxes payable	(7,731)	(3,423)
Other current liabilities	13,342	9,269
Other liabilities	(338)	10,503

Net cash provided by operating activities	40,725	127,538

Investing Activities:
Purchase of property and equipment	(9,395)	(7,195)
LipoSonix acquisition, net of cash acquired	(149,805)	—
Payment of direct merger costs	(3,615)	—
Payments for purchase of product rights	(746)	(30,090)
Increase in other assets	(35)	—
Purchase of available-for-sale investments	(329,021)	(570,463)
Sale of available-for-sale investments	390,921	173,014
Maturity of available-for-sale investments	297,038	173,396

Net cash provided by (used in) investing activities	195,342	(261,338)

Financing Activities:
Payment of dividends	(6,295)	(5,063)
Payment of contingent convertible senior notes	(283,729)	(5)
Excess tax benefits from share-based payment arrangements	169	1,365
Proceeds from the exercise of stock options	4,846	17,052

Net cash (used in) provided by financing activities	(285,009)	13,349

Effect of exchange rate on cash and cash equivalents	(83)	713

Net decrease in cash and cash equivalents	(49,025)	(119,738)
Cash and cash equivalents at beginning of period	108,046	203,319

Cash and cash equivalents at end of period	$59,021	$83,581

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
          The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2007. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2007.
2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          On November 10, 2008, the Company restated its financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 in its amended Form 10-K/A for the year ended December 31, 2007 and its amended Forms 10-Q/A for the quarterly periods ended March 31, 2008 and June 30, 2008. Within this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, the Company has restated its condensed consolidated financial statements for the comparative three and nine month periods ended September 30, 2007 in conjunction with this restatement.
          The restatement primarily relates to an error in the Company’s interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as its applies to a component of the Company’s sales return reserve calculations. During the third quarter of 2008, management determined that its method of accounting for returns of short-dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns.
          The Company’s prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired product, which were expected to be replaced with similar products, at replacement cost, based on the Company’s view of the economic impact of returns on its business, rather than deferring the gross sales price. The replacement of short-dated and expired product, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of the Company’s review and analysis, the Company determined that although the exchanged product was similar, it was not of the same quality, strictly due to dating, as the Company was replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, the Company has revised its reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual return experience. Additionally, because of the impact of the changes in the sales returns reserve, the Company recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and have also reflected the related income tax effects of these adjustments. The Company’s reserve for estimated future returns was previously included as an allowance reducing accounts receivable in the Company’s condensed consolidated balance sheets. As a result of the restatement, the reserve for estimated future returns has been classified within current liabilities, rather than as an allowance reducing accounts receivable, in the accompanying condensed consolidated balance sheets.
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
          The following is a summary of the effects of the restatement on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2007:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$116,532	$(9,439)	$107,093
Net contract revenues	3,890		3,890

Net revenues	120,422	(9,439)	110,983

Cost of product revenues (1)	17,461	1,122	18,583

Gross profit	102,961	(10,561)	92,400
Operating expenses:
Selling, general and administrative (2)	60,285	(1,408)	58,877
Research and development (3)	7,354		7,354
Depreciation and amortization	6,461		6,461

Operating income	28,861	(9,153)	19,708
Interest and investment income	9,842		9,842
Interest expense	(2,396)		(2,396)

Income before income tax	36,307	(9,153)	27,154
Income tax expense	13,547	(3,386)	10,161

Net income	$22,760	$(5,767)	$16,993

Basic net income per share	$0.41	$(0.11)	$0.30

Diluted net income per share	$0.34	$(0.08)	$0.26

Cash dividend declared per common share	$0.03		$0.03

Basic common shares outstanding	56,120		56,120

Diluted common shares outstanding	71,155		71,155

(1) amount excludes amortization of intangible assets related to acquired products	$5,671	$5,671
(2) amount includes share-based compensation expense	$4,744	$4,744
(3) amount includes share-based compensation expense	$(215)	$(215)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007
(in thousands, except per share data)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Net product revenues	$314,805	$(1,146)	$313,659
Net contract revenues	9,595		9,595

Net revenues	324,400	(1,146)	323,254

Cost of product revenues (1)	41,969	3,442	45,411

Gross profit	282,431	(4,588)	277,843
Operating expenses:
Selling, general and administrative (2)	182,440	(3,728)	178,712
Impairment of intangible assets	4,067		4,067
Research and development (3)	22,508		22,508
Depreciation and amortization	17,793		17,793

Operating income	55,623	(860)	54,763
Interest and investment income	28,100		28,100
Interest expense	(7,622)		(7,622)

Income before income tax	76,101	(860)	75,241
Income tax expense	28,530	(503)	28,027

Net income	$47,571	$(357)	$47,214

Basic net income per share	$0.85	$(0.01)	$0.84

Diluted net income per share	$0.73	$—	$0.73

Cash dividend declared per common share	$0.09		$0.09

Basic common shares outstanding	55,896		55,896

Diluted common shares outstanding	71,353		71,353

(1) amount excludes amortization of intangible assets related to acquired products	$15,634	$15,634
(2) amount includes share-based compensation expense	$15,646	$15,646
(3) amount includes share-based compensation expense	$40	$40

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007
(in thousands)

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Operating Activities:
Net income	$47,571	$(357)	$47,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,793		17,793
Amortization of deferred financing fees	1,249		1,249
Impairment of intangible assets	4,067		4,067
Loss on disposal of property and equipment	19		19
Gain on sale of available-for-sale investments	(49)		(49)
Share-based compensation expense	15,686		15,686
Deferred income tax expense	9,732	(404)	9,328
Tax benefit from exericise of stock options and vesting of restricted stock awards	2,664		2,664
Excess tax benefits from share-based payment arrangements	(1,365)		(1,365)
Decrease in provision for sales discounts and chargebacks	(14,877)	13,799	(1,078)
Amortization of (discount) premium on investments	(2,405)		(2,405)
Changes in operating assets and liabilities:
Accounts receivable	35,952		35,952
Inventories	(1,526)		(1,526)
Other current assets	262		262
Accounts payable	3,030		3,030
Reserve for sales returns	—	(19,652)	(19,652)
Income taxes payable	(3,325)	(98)	(3,423)
Other current liabilities	2,557	6,712	9,269
Other liabilities	10,503		10,503

Net cash provided by operating activities	127,538	—	127,538
Investing Activities:
Purchase of property and equipment	(7,195)		(7,195)
Payments for purchase of product rights	(30,090)		(30,090)
Purchase of available-for-sale investments	(570,463)		(570,463)
Sale of available-for-sale investments	173,014		173,014
Maturity of available-for-sale investments	173,396		173,396

Net cash used in investing activities	(261,338)	—	(261,338)
Financing Activities:
Payment of dividends	(5,063)		(5,063)
Payment of contingent convertible senior notes	(5)		(5)
Excess tax benefits from share-based payment arrangements	1,365		1,365
Proceeds from the exercise of stock options	17,052		17,052

Net cash provided by financing activities	13,349	—	13,349
Effect of exchange rate on cash and cash equivalents	713		713

Net decrease in cash and cash equivalents	(119,738)	—	(119,738)
Cash and cash equivalents at beginning of period	203,319		203,319

Cash and cash equivalents at end of period	$83,581	$—	$83,581

3. SHARE-BASED COMPENSATION
          At September 30, 2008, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R.
          The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2008, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2008, was approximately $8.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.
          A summary of stock options activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2007	11,666,955	$27.99

Granted	127,702	$22.22
Exercised	(278,492)	$15.59
Terminated/expired	(724,458)	$31.26

Balance at September 30, 2008	10,791,707	$28.02	4.0	$2,482,577

          The intrinsic value of options exercised during the nine months ended September 30, 2008 was $1,914,487. Options exercisable under the Company’s share-based compensation plans at September 30, 2008 were 9,864,369, with a weighted average exercise price of $27.44 a weighted average remaining contractual term of 3.8 years, and an aggregate intrinsic value of $2,482,577.
          A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of September 30, 2008, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	9,907,890	$28.20	4.0	$2,040,430
Exercisable	9,042,469	$27.64	3.9 .	$2,040,430
          The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Expected dividend yield	0.6% to 0.7%	0.4%
Expected stock price volatility	0.35 to 0.38	0.35
Risk-free interest rate	3.0% to 3.4%	4.5% to 4.8%
Expected life of options	7 Years	7 Years
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

          The weighted average fair value of stock options granted during the nine months ended September 30, 2008 and 2007 was $8.90 and $14.98, respectively.
          The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the nine months ended September 30, 2008, 827,330 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months and nine months ended September 30, 2008, was approximately $1.7 million and $4.3 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the three months and nine months ended September 30, 2007, was approximately $1.0 million and $2.8 million, respectively. As of September 30, 2008, the total amount of unrecognized compensation cost related to non-vested restricted stock awards, to be recognized as expense subsequent to September 30, 2008, was approximately $24.3 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.7 years.
          A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended September 30, 2008 is as follows:

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at December 31, 2007	552,769	$31.92

Granted	827,330	$19.51
Vested	(122,222)	$31.57
Forfeited	(50,677)	$25.31

Non-vested at September 30, 2008	1,207,200	$23.73

          The total fair value of restricted shares vested during the nine months ended September 30, 2008 and the nine months ended September 30, 2007 was approximately $3.9 million and $1.3 million, respectively.
4. SHORT-TERM AND LONG-TERM INVESTMENTS
          The Company’s short-term and long-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist primarily of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At September 30, 2008, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $248.1 million and $93.4 million, respectively.

          Available-for-sale securities consist of the following at September 30, 2008 (amounts in thousands):

	SEPTEMBER 30, 2008
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate notes and bonds	$97,678	$94	$(1,444)	$96,328
Federal agency notes and bonds	168,405	461	(170)	168,696
Auction rate floating securities	44,750	—	(4,825)	39,925
Asset-backed securities	36,944	48	(395)	46,597
Commercial paper	—	—	—	—

Total securities	$347,777	$603	$(6,834)	$341,546

          During the three months and nine months ended September 30, 2008, the gross realized gains on sales of available-for-sale securities totaled $73,275 and $1,134,731, respectively, while gross losses of $0 and $114,034, respectively, were realized. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized losses during the three months and nine months ended September 30, 2008, on available-for-sale securities included in stockholders’ equity totaled $3,387,942 and $4,680,781, respectively. The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2008, by maturity, are shown below (amounts in thousands):

	SEPTEMBER 30, 2008
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$215,575	$214,765
Due after one year through five years	87,452	86,856
Due after five years through 10 years	—	—
Due after 10 years	44,750	39,925

	$347,777	$341,546

          Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At September 30, 2008, approximately $93.4 million in estimated fair value expected to mature greater than one year has been classified as long-term investments because these investments are in an unrealized loss position, and it is management’s intent to hold these investments until recovery of fair value, which may be maturity.
          As of September 30, 2008, the Company’s investments included auction rate floating securities with a fair value of $39.9 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to make the securities liquid until a future auction on these investments is successful. As a result of the lack of liquidity of these investments, the Company recorded unrealized losses of $0.8 million during the three months ended March 31, 2008, $0.5 million during the three months ended June 30, 2008 and $3.5 million during the three months ended September 30, 2008 on its auction rate floating securities in accumulated other comprehensive (loss) income.

          The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Corporate notes and bonds	$70,475	$1,345	$11,400	$100
Federal agency notes and bonds	79,365	170	—	—
Auction rate floating securities	39,925	4,825	—	—
Asset-backed securities	12,718	43	2,394	352

Total securities	$202,483	$6,383	$13,794	$452

          As of September 30, 2008, the Company has concluded that the unrealized losses on its investment securities are temporary in nature.  Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment.  This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer.  The Company believes that the changes in the unrealized losses on the securities were caused by changes in credit spreads and liquidity issues in the marketplace and other-than-temporary impairments do not exist. Additionally, the Company has the intent and ability to hold these investments for the time necessary to recover its cost, which for debt securities may be at maturity.
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
          As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investment in Revance Therapeutics, Inc. (“Revance”).
          The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and are reflected at fair value.  However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 4).  Therefore, the fair values of these auction rate floating securities are estimated utilizing a discounted cash flow analysis as of September 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.  These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.

          As a result of the temporary declines in fair value for the Company’s auction rate floating securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $4.8 million in accumulated other comprehensive (loss) income.  The majority of the auction rate floating securities held by the Company at September 30, 2008, totaling $39.9 million, were in securities collateralized by student loan portfolios.  These securities were included in long-term investments at September 30, 2008 in the accompanying condensed consolidated balance sheets. As of September 30, 2008, the Company continued to earn interest on virtually all of its auction rate floating securities.  Any future fluctuation in fair value related to these investments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive (loss) income.  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.
          The Company estimates changes in the net realizable value of its investment in Revance based on a hypothetical liquidation at book value approach (see Note 8). During the three and nine month periods ended September 30, 2008, the Company reduced the carrying value of its investment in Revance and recorded a related charge to earnings of approximately $2.6 million and $5.5 million, respectively, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of September 30, 2008.
          The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at September 30, 2008, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Sept. 30, 2008	(Level 1)	(Level 2)	(Level 3)
Auction rate floating securities	$39,925	$—	$—	$39,925
Other available-for-sale securities	301,621	301,621	—	—
Investment in Revance	6,492	—	—	6,492

Total assets measured at fair value	$348,038	$301,621	$—	$46,417

          Based on market conditions, the Company changed its valuation methodology for auction rate floating securities to a discounted cash flow analysis during the three months ended March 31, 2008.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 at January 1, 2008.

          The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three and nine months ended September 30, 2008 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment
	Floating	in
	Securities	Revance
Balance at June 30, 2008	$43,620	$9,086
Transfers to Level 3	—	—
Total gains (losses) included in earnings	—	(2,594)
Total gains (losses) included in other comprehensive (loss) income	(3,545)	—
Purchases and settlements (net)	(150)	—

Balance at September 30, 2008	$39,925	$6,492

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment
	Floating	in
	Securities	Revance
Balance at January 1, 2008	$—	$11,957
Transfers to Level 3	101,650	—
Total gains (losses) included in earnings	—	(5,465)
Total gains (losses) included in other comprehensive (loss) income	(4,825)	—
Purchases and settlements (net)	(56,900)	—

Balance at September 30, 2008	$39,925	$6,492

6. ACQUISITION OF LIPOSONIX
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
          The following is a summary of the components of the LipoSonix purchase price (in millions):

Cash consideration	$150.0
Transaction costs	3.6

$153.6

          The following is a summary of the estimated fair values of the net assets acquired (in millions):

Current assets	$2.1
Deferred tax assets, short-term	3.8
Deferred tax assets, long-term	14.9
Property and equipment	0.7
Identifiable intangible assets	9.4
In-process research and development	30.5
Goodwill	93.7
Accounts payable and other current liabilities	(1.5)

$153.6

          The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
          Identifiable intangible assets of $9.4 million include existing technology of $6.7 million, with an estimated amortizable life of ten years, and trademarks and trade names of $2.7 million, with an estimated indefinite amortizable life.
          The $30.5 million of acquired in-process research and development has been recognized as in-process research and development expense in the Company’s statement of operations during the three months ended September 30, 2008. No tax benefit has been recognized related to this charge.
          The results of operations of LipoSonix are included in the Company’s condensed consolidated financial statements beginning on July 1, 2008.
          Unaudited pro forma financial information for the combined Company, assuming the Company’s acquisition of LipoSonix occurred on January 1, 2007, excluding the in-process research and development charge, is as follows (in millions, except per share data):

	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2007
Net revenues	$382.5	$111.0	$323.3
Net income	7.7	14.5	39.4
Diluted net income per share	$0.13	$0.22	$0.62
7. STRATEGIC COLLABORATION
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
8. INVESTMENT IN REVANCE
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
          The Company estimates the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). The amount of the Company’s investment that will be expensed periodically is uncertain due to the timing of Revance’s expenditures for research and development of the product, and any charges will not be immediately, if ever, deductible for income tax purposes and will increase the Company’s effective tax rate. Further equity investments, if any, will also be subject to the same accounting treatment as the Company’s original equity investment. During the three and nine month periods ended September 30, 2008, the Company reduced the carrying value of its investment in Revance and recorded a related charge to earnings of approximately $2.6 million and $5.5 million, respectively, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of September 30, 2008.
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
10. IMPAIRMENT OF LONG-LIVED ASSETS
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
11. SEGMENT AND PRODUCT INFORMATION
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
          Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Acne and acne-related dermatological products	$66,289	$56,180	$232,806	$166,003
Non-acne dermatological products	34,080	43,778	113,695	130,085
Non-dermatological products	15,056	11,024	35,278	27,166

Total net revenues	$115,425	$110,982	$381,779	$323,254

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Acne and acne-related dermatological products	57%	51%	61%	52%
Non-acne dermatological products	30	39	30	40
Non-dermatological products	13	10	9	8

Total net revenues	100%	100%	100%	100%

12. INVENTORIES
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
          Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of September 30, 2008, there was approximately $0.6 million of costs capitalized into inventory for products that have not yet received regulatory approval. As of December 31, 2007, there were no costs capitalized into inventory for products that have not yet received regulatory approval.

          Inventories consist of the following at September 30, 2008 and December 31, 2007 (amounts in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$7,637	$9,002
Finished goods	18,981	24,789
Valuation reserve	(1,185)	(3,818)

Total inventories	$25,433	$29,973

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
          Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. Approximately $26.2 million of this $34.9 million deferred tax liability, which was included in income taxes payable as of June 30, 2008, was paid during the three months ended September 30, 2008. The remaining $8.7 million of this deferred tax liability will be paid during the three months ended December 31, 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of June 30, 2008 and September 30, 2008. The Company intends to redeem the remaining $181,000 of principal amount of New Notes during the fourth quarter of 2008 or during 2009, when practicable.
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
          During the quarter ended December 31, 2006, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the Company’s Class A common stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarter ended December 31, 2006. The holders of Old Notes had this conversion right only until March 31, 2007. During the three months ended March 31, 2007, outstanding principal amounts of $5,000 of Old Notes were converted into shares of the Company’s Class A common stock. During the quarters ended September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
14. INCOME TAXES
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
          At September 30, 2008 the Company has an unrealized tax loss of $14.8 million related to the Company’s option to acquire Revance or license Revance’s product that is under development. The Company has currently assessed that the unrealized loss would result in a capital loss carryover if realized. Due to tax limitations on the utilization of capital loss carryovers, the Company recorded a valuation allowance of $3.3 million against the capital loss carryover as of December 31, 2007. The valuation allowance increased $2.0 million to $5.3 million during the nine months ended September 30, 2008.

          During the three months ended September 30, 2008 and September 30, 2007, the Company made net tax payments of $36.9 million and $2.5 million, respectively. During the nine months ended September 30, 2008 and September 30, 2007, the Company made net tax payments of $67.1 million and $19.7 million, respectively.
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
          At December 31, 2007, the Company had $3.4 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $2.7 million on the Company’s effective tax rate. The amount of unrecognized tax benefits decreased $0.9 million from $3.4 million to $2.5 million during the nine months ended September 30, 2008 as part of the settlement with the Arizona Department of Revenue. Recognition of the $2.5 million unrecognized tax benefits would have a favorable effect of $2.1 million on the Company’s effective tax rate. During the next twelve months, the Company estimates that it is reasonably possible that the liability for unrecognized tax benefits may decrease by $1.3 million.
          The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company has accrued approximately $280,000 and $265,000 (net of tax benefits) for the payment of interest and penalties at December 31, 2007, and September 30, 2008, respectively.
15. DIVIDENDS DECLARED ON COMMON STOCK
          On September 17, 2008, the Company declared a cash dividend of $0.04 per issued and outstanding share of its Class A common stock payable on October 31, 2008 to stockholders of record at the close of business on October 1, 2008. The $2.3 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2008.
16. SHARE REPURCHASE PROGRAM
          On August 29, 2007, the Company’s Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of Medicis’ Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) were dependent on factors such as the market price of Medicis’ Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan terminated on August 29, 2008, as it was scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit was reached. No shares were repurchased under this plan.

17. COMPREHENSIVE (LOSS) INCOME
          Total comprehensive (loss) income includes net (loss) income and other comprehensive (loss) income, which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive (loss) income for the three months and nine months ended September 30, 2008 was $(18.1) million and $14.1 million, respectively. Total comprehensive income for the three months and nine months ended September 30, 2007 was $18.0 million and $48.4 million, respectively.
18. NET (LOSS) INCOME PER COMMON SHARE
          The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
BASIC

Net (loss) income	$(14,657)	$16,993	$18,878	$47,215

Weighted average number of common shares outstanding	56,698	56,120	56,517	55,896

Basic net (loss) income per common share	$(0.26)	$0.30	$0.33	$0.84

DILUTED

Net (loss) income	$(14,657)	$16,993	$18,878	$47,215

Add:
Tax-effected interest expense and issue costs related to Old Notes	—	669	—	2,284
Tax-effected interest expense and issue costs related to New Notes	—	841	—	2,518

Net (loss) income assuming dilution	$(14,657)	$18,503	$18,878	$52,017

Weighted average number of common shares	56,698	56,120	56,517	55,896

Effect of dilutive securities:
Old Notes	—	5,823	—	5,823
New Notes	—	7,325	—	7,325
Stock options and restricted stock	—	1,887	841	2,309

Weighted average number of common shares assuming dilution	56,698	71,155	57,358	71,353

Diluted net (loss) income per common share	$(0.26)	$0.26	$0.33	$0.73

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

          Due to the Company’s net loss during the three months ended September 30, 2008, a calculation of diluted earnings per share is not required. For the three months ended September 30, 2008, potentially dilutive securities consisted of restricted stock and stock options convertible into 633,923 shares in the aggregate, and 5,822,551 and 4,685 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively.
          The diluted net income per common share computation for the nine months ended September 30, 2008 excludes 9,947,263 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. The diluted net income per common share computation for the nine months ended September 30, 2008 also excludes 5,822,551 and 4,172,353 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively, as they were anti-dilutive.
          The diluted net income per common share computation for the three and nine months ended September 30, 2007 excludes 3,509,873 and 3,599,647 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
19. COMMITMENTS AND CONTINGENCIES
Lease Exit Costs
          During July 2006, the Company executed a lease agreement for new headquarter office space. The first phase is for approximately 150,000 square feet with the right to expand. The term of the lease is twelve years. Occupancy of the new headquarter office space, which is located approximately one mile from the Company’s prior headquarter office space in Scottsdale, Arizona, occurred in the quarter ended September 30, 2008.
          In connection with occupancy of the new headquarter office, the Company ceased use of the prior headquarter office in July 2008, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. The Company has adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. In accordance with SFAS 146, the Company recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008 consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company has not recorded any other costs related to the lease for the prior headquarters.
          As of September 30, 2008, approximately $4.5 million of lease exit costs remain accrued and are expected to be paid by December 2010 of which $1.9 million is classified in other current liabilities and $2.6 million is classified in other liabilities. Although the facilities are no longer in use by the Company, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, the Company concluded it was probable it would be unable to reasonably obtain sublease rentals for the prior headquarters and therefore it would not be subleased for the remaining lease term. The Company will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.

          The following is a summary of the activity in the liability for lease exit costs for the three months ended September 30, 2008:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	June 30, 2008	to Expense	Made	from Sublease	Sept. 30, 2008
Lease exit costs liability	$—	$4,812,928	$(356,352)	$—	$4,456,576
Legal Matters
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
20. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R provides for the following changes from SFAS No. 141:  1) an acquirer will record all assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; 2) certain contingent assets and liabilities acquired will be recognized at fair value at the acquisition date; 3) contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; 4) acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; 5) reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and 6) when making adjustments to finalize initial accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. The Company will apply SFAS No. 141R to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating SFAS No. 141R and its impact, if any, on the Company’s consolidated results of operations and financial condition.
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
          In June 2008, the FASB reached a consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating EITF 07-5 and the impact, if any, on its consolidated results of operations and financial condition.
          In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued. The application of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
          On November 10, 2008, we restated our financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 in our amended Form 10-K/A for the year ended December 31, 2007 and our amended Forms 10-Q/A for the quarterly periods ended March 31, 2008 and June 30, 2008. Within this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, we have restated our condensed consolidated financial statements for the comparative three and nine month periods ended September 30, 2007 in conjunction with this restatement.
          The restatement primarily relates to an error in our interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as it applies to a component of our sales return reserve calculations. During the third quarter of 2008, management determined that the method of accounting for returns of short dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns.
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
          Note 2 to our condensed consolidated financial statements discloses the nature of the restatement adjustments and details the impact of the restatement adjustments on our condensed consolidated financial statements for the three and nine months ended September 30, 2007.
          Throughout the following MD&A, all referenced amounts for the three and nine months ended September 30, 2007 reflect the balances and amounts on a restated basis.

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
Recent Developments
          The following significant events and transactions occurred during the nine months ended September 30, 2008 and affected our results of operations, our cash flows and our financial condition:
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

          During the three and nine month periods ended September 30, 2008, we reduced the carrying value of our investment in Revance and recorded a related charge to earnings of approximately $2.6 million and $5.5 million, respectively, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of September 30, 2008.
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
Repurchase of New Notes
          In accordance with the terms of our 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”), holders of the New Notes were able to require us to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Prior to June 4, 2008, approximately $283.9 million in principal amount of the New Notes was outstanding. Holders of approximately $283.7 million of New Notes elected to require us to repurchase their New Notes on June 4, 2008. We paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require us to repurchase their New Notes. We also were required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. Approximately $26.2 million of this $34.9 million deferred tax liability, which was included in income taxes payable in our condensed consolidated balance sheets as of June 30, 2008, was paid during the three months ended September 30, 2008. The remaining $8.7 million of this deferred tax liability will be paid during the three months ended December 31, 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of June 30, 2008 and September 30, 2008. We intend to redeem the remaining $181,000 of principal amount of New Notes during the fourth quarter of 2008 of during 2009, when practicable.
Acquisition of LipoSonix
          On July 1, 2008, we, through our wholly-owned subsidiary Donatello, Inc., acquired LipoSonix, Inc. (“LipoSonix”), an independent, privately-held company that employs a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix is a medical device company developing non-invasive body sculpting technology, and recently launched its first product in Europe, where it is being marketed and sold through distributors. The LipoSonix technology is currently not approved for sale or use in the U.S.
          Under terms of the transaction, we paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, we will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LipoSonix technology and if various commercial milestones are achieved on a worldwide basis.

          As part of the acquisition of LipoSonix, the estimated fair value of LipoSonix’ in-process research and development was determined to be $30.5 million. This $30.5 million amount was recognized as in-process research and development expense during the three months ended September 30, 2008.
          The operating results of LipoSonix for the three months ended September 30, 2008 are included in our condensed consolidated statement of operations for the full quarterly period, as the acquisition closed on July 1, 2008. The operating results of LipoSonix are not included in our condensed consolidated statement of operations for any other periods.
Lease Exit Costs Related to Our Previous Headquarters Facility
          In connection with occupancy of our new headquarter office, we ceased use of the prior headquarter office, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. We have adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. In accordance with SFAS 146, we recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008 consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses in our condensed consolidated statements of operations.
Results of Operations
          The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008 (a)	2007 (b)	2008 (c)	2007 (d)
		(Restated)		(Restated)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	90.6	83.3	91.8	86.0
Operating expenses	100.8	65.5	82.7	69.0

Operating (loss) income	(10.2)	17.8	9.1	17.0
Other expense	2.2	—	1.4	—
Interest and investment (income) expense, net	(2.1)	(6.7)	(3.7)	(6.3)

(Loss) income before income tax expense	(10.3)	24.5	11.4	23.3
Income tax expense	2.4	9.2	6.5	8.7

Net (loss) income	(12.7)%	15.3%	4.9%	14.6%

(a)	Included in operating expenses is $30.5 million (26.4% of net revenues) of acquired in-process research and development expense related to our acquisition of LipoSonix, $4.8 million (4.2% of net revenues) of lease exit costs related to our previous headquarters facility and $4.1 million (3.6% of net revenues) of compensation expense related to stock options and restricted stock.

(b)	Included in operating expenses is $4.5 million (4.1% of net revenues) of compensation expense related to stock options and restricted stock and $2.2 million (1.9% of net revenues) of professional fees related to the strategic collaboration with Hyperion Therapeutics, Inc. (“Hyperion”).

(c)	Included in operating expenses is $30.5 million (8.0% of net revenues) of acquired in-process research and development expense related to our acquisition of LipoSonix, $25.0 million (6.5% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN®, $13.2 million (3.5% of net revenues) of compensation expense related to stock options and restricted stock and $4.8 million (1.3% of net revenues) of lease exit costs related to our previous headquarters facility.

(d)	Included in operating expenses is $15.7 million (4.9% of net revenues) of compensation expense related to stock options and restricted stock, $4.1 million (1.3% of net revenues) for the write-down of an intangible asset related to OMNICEF® and $2.2 million (0.7% of net revenues) of professional fees related to the strategic collaboration with Hyperion.

(e)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
          Net Revenues
          The following table sets forth the net revenues for the three months ended September 30, 2008 (the “third quarter of 2008”) and the net revenues for the three months ended September 30, 2007 (the “third quarter of 2007”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2008	2007	$ Change	% Change
		(Restated)
Net product revenues	$110.6	$107.1	$3.5	3.3%
Net contract revenues	$4.8	$3.9	$0.9	24.7%

Net revenues	$115.4	$111.0	$4.4	4.0%

	Third	Third
	Quarter	Quarter
	2008	2007	$ Change	% Change
		(Restated)
Acne and acne-related dermatological products	$66.3	$56.2	$10.1	18.0%
Non-acne dermatological products	34.1	43.8	(9.7)	(22.2)%
Non-dermatological products (including contract revenues)	15.0	11.0	4.0	36.6%

Total net revenues	$115.4	$111.0	$4.4	4.0%

	Third	Third	Percentage
	Quarter	Quarter	Point
	2008	2007	Change
		(Restated)
Acne and acne-related dermatological products	57.4%	50.6%	6.8%
Non-acne dermatological products	29.6%	39.4%	(9.8)%
Non-dermatological products (including contract revenues)	13.0%	10.0%	3.0%

Total net revenues	100.0%	100.0%	—

          Net revenues associated with our acne and acne-related dermatological products increased by $10.1 million, or 18.0%, and by 6.8 percentage points as a percentage of net revenues during the third quarter of 2008 as compared to the third quarter of 2007 primarily as a result of the increased sales of TRIAZ® and DYNACIN®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 22.2% during the third quarter of 2008 as compared to the third quarter of 2007, primarily due to decreased sales of RESTYLANE® due to economic and competitive pressures in the marketplace. Net revenues associated with our non-dermatological products increased by $4.0 million, or 36.6%, and by 3.0 percentage points as a percentage of net revenues during the third quarter of 2008 as compared to the third quarter of 2007, primarily due to an increase in sales of BUPHENYL® and an increase in contract revenue.

          The restatement had the following affect on the previously-reported net revenues for the third quarter of 2007:

Third Quarter
2007
(in millions)
Net revenues, as previously reported	$120.4
Restatement adjustments:
Sales return reserve adjustment	(10.8)
Other miscellaneous adjustments	1.4

Net revenues, as restated	$111.0

Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for the third quarter of 2008 and 2007 was approximately $5.5 million and $5.7 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the third quarter of 2008 and 2007, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2008	2007	$ Change	% Change
		(Restated)
Gross profit	$104.6	$92.4	$12.2	13.2%
% of net revenues	90.6%	83.3%
          The increase in gross profit during the third quarter of 2008, compared to the third quarter of 2007, was due to the increase in our net revenues and the effect of an increase in our inventory valuation reserve of approximately $4.7 million during the third quarter of 2007, which decreased gross profit during the third quarter of 2007. The increase in our inventory valuation reserve during the third quarter of 2007 was primarily related to certain inventories that, during the third quarter of 2007, were determined to be unsalable. This increase in our inventory valuation reserve during the third quarter of 2007 decreased gross profit as a percentage of net revenues by approximately 4.2 percentage points. In addition, the amount of expense related to the cost of product donated to charitable organizations, which is a reduction of gross profit, decreased from $1.4 million during the third quarter of 2007 to $0.6 million during the third quarter of 2008.

          The restatement had the following effect on the previously-reported gross profit for the third quarter of 2007:

Third Quarter
2007
(in millions)
Gross profit, as previously reported	$103.0
Restatement adjustments:
Net revenue restatement adjustments	(9.4)
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	(1.4)
Other	0.2

Gross profit, as restated	$92.4

          Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the third quarter of 2008 and 2007, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2008	2007	$ Change	% Change
		(Restated)
Selling, general and administrative	$71.6	$58.9	$12.7	21.6%
% of net revenues	62.0%	53.1%
Share-based compensation expense included in selling, general and administrative	$4.0	$4.7	$(0.7)	(15.3)%
          The increase in selling, general and administrative expenses during the third quarter of 2008 from the third quarter of 2007 was attributable to approximately $3.6 million of increased personnel costs, primarily related to an increase in the number of employees from 465 as of September 30, 2007 to 577 as of September 30, 2008 and the effect of the annual salary increase that occurred during February 2008, $4.8 million related to a lease retirement obligation recorded during the third quarter of 2008 related to our prior headquarters location, $4.0 million of increased professional and consulting expenses, including costs related to patent litigation associated with our SOLODYN® product, business development costs and the implementation of our new enterprise resource planning (ERP) system, and $0.3 million of increased other additional selling, general and administrative costs incurred during the third quarter of 2008. We expect to continue to incur legal and other professional fees during the fourth quarter of 2008 as a result of patent protection related to our SOLODYN® and VANOS® products and the recent purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT).

          The restatement had the following effect on the previously-reported selling, general and administrative expense for the third quarter of 2007:

Third Quarter
2007
(in millions)
Selling, general and administrative expense, as previously reported	$60.3
Restatement adjustment:
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	(1.4)

Selling, general and administrative expense, as restated	$58.9

          Research and Development Expenses
          The following table sets forth our research and development expenses for the third quarter of 2008 and 2007 (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2008	2007	$ Change	% Change
Research and development	$7.1	$7.4	$(0.3)	(2.9)%
Share-based compensation expense included in research and development	$0.1	$(0.2)	$0.3	151.5%
          We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
          In accordance with our development and distribution agreement with Ipsen for the development of RELOXIN®, we will pay Ipsen $1.5 million upon successful completion of a future regulatory milestone, and $75.0 million upon the FDA’s approval of RELOXIN®.
          In-Process Research and Development Expense
          On July 1, 2008, we acquired LipoSonix, a medical device company developing non-invasive body sculpting technology. As part of the acquisition, we recorded a $30.5 million charge for acquired in-process research and development during the third quarter of 2008. No income tax benefit was recognized related to this charge. See Note 6 in our accompanying condensed consolidated financial statements for further discussion on our acquisition of LipoSonix.
          Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the third quarter of 2008 increased $0.6 million, or 9.5%, to $7.1 million from $6.5 million during the third quarter of 2007. This increase was primarily due to depreciation incurred in the third quarter of 2008 related to our new ERP system and our new headquarters facility.
          Other Expense
          Other expense of $2.6 million recognized during the third quarter of 2008 represented a reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of September 30, 2008.
          Interest and Investment Income
          Interest and investment income during the third quarter of 2008 decreased $6.4 million, or 65.1%, to $3.4 million from $9.8 million during the third quarter of 2007, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during the third quarter of 2008. We expect interest and investment income to be lower in the fourth quarter of 2008 as compared to the fourth quarter of 2007 due to the decrease in funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and the $150.0 million acquisition of LipoSonix in July 2008. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the New Notes.
          Interest Expense
          Interest expense during the third quarter of 2008 decreased $1.3 million, to $1.1 million during the third quarter of 2008 from $2.4 million during the third quarter of 2007. Our interest expense during the third quarter of 2008 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum and our New Notes, which accrue interest at 1.5% per annum. Our interest expense during the third quarter of 2007 consisted of interest expense on our Old Notes, our New Notes, and amortization of fees and other origination costs related to the issuance of the New Notes. The decrease in interest expense during the third quarter of 2008 as compared to the third quarter of 2007 was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, and due to the fees and origination costs related to the issuance of the New Notes becoming fully amortized during the second quarter of 2008. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes. We expect interest expense to be lower in the fourth quarter of 2008 as compared to the fourth quarter of 2007 due to the impact of the repurchase of $283.7 million of our New Notes in June 2008 and the impact of the origination costs of the New Notes being fully amortized as of June 30, 2008. The tax-effected net interest expense and issue cost amortization on the Old Notes and New Notes are added back to net income when computing diluted net income per share.
          Income Tax Expense
          Our effective tax rate for the third quarter of 2008 was (22.8)%, as compared to 37.4% for the third quarter of 2007. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. We recorded a tax provision in spite of the pre-tax loss for the third quarter of 2008 as no tax benefits were recorded related to the charge associated with the reduction in carrying value of our investment in Revance or on the in-process research and development charge related to our acquisition of LipoSonix.
          The effect of the restatement on income tax expense for the third quarter of 2007 was a decrease of $3.4 million, due to a decrease of $9.2 million of pre-tax income as a result of the restatement. The effect of the restatement on the effective tax rate for the third quarter of 2007 was an increase from 37.3% to 37.4%.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
          Net Revenues
          The following table sets forth our net revenues for the nine months ended September 30, 2008 (the “2008 nine months”) and the nine months ended September 30, 2007 (the “2007 nine months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2008 Nine	2007 Nine
	Months	Months	$ Change	% Change
		(Restated)
Net product revenues	$368.7	$313.7	$55.0	17.5%
Net contract revenues	$13.1	$9.6	$3.5	36.6%

Net revenues	$381.8	$323.3	$58.5	18.1%

	2008 Nine	2007 Nine
	Months	Months	$ Change	% Change
		(Restated)
Acne and acne-related dermatological products	$232.8	$166.0	$66.8	40.2%
Non-acne dermatological products	113.7	130.1	(16.4)	(12.6)%
Non-dermatological products (including contract revenues)	35.3	27.2	8.1	29.9%

Total net revenues	$381.8	$323.3	$58.5	18.1%

			Percentage
	2008 Nine	2007 Nine	Point
	Months	Months	Change
		(Restated)
Acne and acne-related dermatological products	61.0%	51.4%	9.6%
Non-acne dermatological products	29.8%	40.2%	(10.4)%
Non-dermatological products (including contract revenues)	9.2%	8.4%	0.8%

Total net revenues	100.0%	100.0%	—

          Our total net revenues increased during the 2008 nine months primarily as a result of an increase in sales of SOLODYN®. Net revenues associated with our acne and acne-related dermatological products increased by $66.8 million, or 40.2%, and by 9.6 percentage points as a percentage of net revenues during the 2008 nine months as compared to the 2007 nine months primarily as a result of the increased sales of SOLODYN®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 12.6% during the 2008 nine months as compared to the 2007 nine months, primarily due to decreased sales of RESTYLANE® due to economic and competitive pressures in the marketplace. Net revenues associated with our non-dermatological products increased by $8.1 million, or 29.9%, and by 0.8 percentage points as a percentage of net revenues during the 2008 nine months as compared to the 2007 nine months, primarily due to an increase in sales of BUPHENYL® and AMMONUL® and an increase in contract revenue.

          The restatement had the following effect on the previously-reported net revenues for the 2007 nine months:

2007
Nine Months
(in millions)
Net revenues, as previously reported	$324.4
Restatement adjustments:
Sales return reserve adjustment	(1.9)
Other miscellaneous adjustments	0.8

Net revenues, as restated	$323.3

          Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for the 2008 nine months and 2007 nine months was approximately $16.0 million and $15.2 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the 2008 nine months and the 2007 nine months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2008 Nine	2007 Nine
	Months	Months	$ Change	% Change
		(Restated)
Gross profit	$350.6	$277.8	$72.8	26.2%
% of net revenues	91.8%	86.0%
          The increase in gross profit during the 2008 nine months, compared to the 2007 nine months, was due to the increase in our net revenues and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during the 2008 nine months as compared to the 2007 nine months. Increased sales of SOLODYN®, a higher margin product, during the 2008 six months, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues. In addition, gross margin for the 2007 nine months included a charge for an increase in our inventory obsolescence reserve of approximately $8.3 million, which reduced gross margin as a percentage of net revenues by approximately 2.6 percentage points. The increase in the inventory obsolescence reserve during the 2007 nine months was due to an increase in inventory during the 2007 nine months projected to not be sold by expiry dates, and certain inventories that, during the third quarter of 2007, were determined to be unsalable.

          The restatement had the following effect on the previously-reported gross profit for the 2007 nine months:

2007
Nine Months
(in millions)
Gross profit, as previously reported	$282.4
Restatement adjustments:
Net revenue restatement adjustments	(1.1)
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	(3.7)
Other	0.2

Gross profit, as restated	$277.8

          Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the 2008 nine months and 2007 nine months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2008 Nine	2007 Nine
	Months	Months	$ Change	% Change
		(Restated)
Selling, general and administrative	$215.5	$178.7	$36.8	20.6%
% of net revenues	56.4%	55.3%
Share-based compensation expense included in selling, general and administrative	$12.9	$15.6	$(2.7)	(17.2)%
          The increase in selling, general and administrative expenses during the 2008 nine months from the 2007 nine months was attributable to approximately $13.7 million of increased personnel costs, primarily related to an increase in the number of employees from 465 as of September 30, 2007 to 577 as of September 30, 2008 and the effect of the annual salary increase that occurred during February 2008, $15.6 million of increased professional and consulting expenses, including costs related to patent litigation associated with our SOLODYN® product, business development costs and the implementation of our new enterprise resource planning (ERP) system, $4.8 million related to a lease retirement obligation recorded during the third quarter of 2008 related to our prior headquarters location, and $2.7 million of increased other additional selling, general and administrative costs incurred during the 2008 nine months.
          The restatement had the following effect on the previously-reported selling, general and administrative expense for the 2007 nine months:

2007
Nine Months
(in millions)
Selling, general and administrative expense, as previously reported	$182.4
Restatement adjustment:
Reclassification of donated product from selling, general and administrative expense to cost of product revenues	(3.7)

Selling, general and administrative expense, as restated	$178.7

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
          Research and Development Expenses
          The following table sets forth our research and development expenses for the 2008 nine months and 2007 nine months (dollar amounts in millions):

	2008 Nine	2007 Nine
	Months	Months	$ Change	% Change
Research and development	$49.3	$22.5	$26.8	119.2%
Charges included in research and development	$25.0	$—	$25.0	100.0%
Share-based compensation expense included in research and development	$0.2	$0.0	$0.2	453.2%
          Included in research and development expenses for the 2008 nine months was a $25.0 million milestone payment made to Ipsen after the FDA’s May 19, 2008 acceptance of the filing of Ipsen’s BLA for RELOXIN®. The primary product under development during the 2008 nine months and the 2007 nine months was RELOXIN®.
          In-Process Research and Development Expense
          On July 1, 2008, we acquired LipoSonix, a medical device company developing non-invasive body sculpting technology. As part of the acquisition, we recorded a $30.5 million charge for acquired in-process research and development during the third quarter of 2008. No income tax benefit was recognized related to this charge. See Note 6 in our accompanying condensed consolidated financial statements for further discussion on our acquisition of LipoSonix.
          Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the 2008 nine months increased $2.8 million, or 15.7%, to $20.6 million from $17.8 million during the 2007 nine months. This increase was primarily due to amortization related to a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® capitalized during the second quarter of 2007 and depreciation incurred in the 2008 nine months related to our new ERP system and our new headquarters facility.
          Other Expense
          Other expense of $5.5 million recognized during the 2008 nine months represented a $2.9 million and $2.6 million reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008 and September 30, 2008, respectively.

          Interest and Investment Income
          Interest and investment income during the 2008 nine months decreased $8.0 million, or 28.5%, to $20.1 million from $28.1 million during the 2007 nine months, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during the 2008 nine months. We expect interest and investment income to be lower in the fourth quarter of 2008 as compared to the fourth quarter of 2007 due to the decrease in funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150 million acquisition of LipoSonix in July 2008. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the New Notes.
          Interest Expense
          Interest expense during the 2008 nine months decreased $2.0 million, to $5.6 million during the 2008 nine months from $7.6 million during the 2007 nine months. Our interest expense during the 2008 nine months and 2007 nine months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during the 2008 nine months as compared to the 2007 nine months was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007, and the fees and origination costs related to the issuance of the New Notes becoming fully amortized during the second quarter of 2008. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes. We expect interest expense to be lower in the fourth quarter of 2008 as compared to the fourth quarter 2007 due to the impact of the repurchase of $283.7 million of our New Notes in June 2008 and the impact of the origination costs of the New Notes being fully amortized as of June 30, 2008. The tax-effected net interest expense and issue cost amortization on the Old Notes and New Notes are added back to net income when computing diluted net income per share.
          Income Tax Expense
          Our effective tax rate for the 2008 nine months was 56.8%, as compared to 37.2% for the 2007 nine months. The provision for income taxes generally reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective rate was higher during the 2008 nine months as compared to the 2007 nine months as no tax benefits were recorded related to the charge associated with the reduction in carrying value of our investment in Revance or on the in-process research and development charge related to our acquisition of LipoSonix.
          The effect of the restatement on income tax expense for the 2007 nine months was a decrease of $0.5 million, due to a decrease of $0.9 million of pre-tax income as a result of the restatement. The effect of the restatement on the effective tax rate for the 2007 nine months was a decrease from 37.5% to 37.2%.

Liquidity and Capital Resources
Overview
          The following table highlights selected cash flow components for the 2008 nine months and 2007 nine months, and selected balance sheet components as of September 30, 2008 and December 31, 2007 (dollar amounts in millions):

	2008 Nine	2007 Nine
	Months	Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$40.7	$127.5	$(86.8)	(68.1)%
Investing activities	$195.3	$(261.3)	$456.6	174.7%
Financing activities	$(285.0)	$13.3	$(298.4)	(2,235.1)%

	Sept. 30, 2008	Dec. 31, 2007	$ Change	% Change
Cash, cash equivalents and short-term investments	$307.1	$794.7	$(487.6)	(61.4)%
Working capital	$267.2	$423.0	$(155.8)	(36.8)%
Long-term investments	$93.4	$17.1	$76.3	446.2%
2.5% contingent convertible senior notes due 2032	$169.2	$169.2	$—	—
1.5% contingent convertible senior notes due 2033	$0.2	$283.9	$(283.7)	(99.9)%
Working Capital
          Working capital as of September 30, 2008 and December 31, 2007 consisted of the following (dollar amounts in millions):

	Sept. 30, 2008	Dec. 31, 2007	$ Change	% Change
Cash, cash equivalents and short-term investments	$307.1	$794.7	$(487.6)	(61.4)%
Accounts receivable, net	48.0	22.2	25.8	116.2%
Inventories, net	25.4	30.0	(4.6)	(15.3)%
Deferred tax assets, net	45.0	9.2	35.8	389.1%
Other current assets	21.1	18.0	3.1	17.2%

Total current assets	446.6	874.1	(427.5)	(48.9)%

Accounts payable	48.2	34.9	13.3	38.1%
Current portion of long- term debt	0.2	283.9	(283.7)	(99.9)%
Reserve for sales returns	59.3	68.8	(9.5)	(13.8)%
Income taxes payable	—	7.7	(7.7)	100.0%
Other current liabilities	71.7	55.8	15.9	28.5%

Total current liabilities	179.4	451.1	(271.7)	(60.2)%

Working capital	$267.2	$423.0	$(155.8)	(36.8)%

          We had cash, cash equivalents and short-term investments of $307.1 million and working capital of $267.2 million at September 30, 2008, as compared to $794.7 million and $423.0 million, respectively, at December 31, 2007. The decrease in cash, cash equivalents and short-term investments was primarily due to the repurchase of $283.7 million of our New Notes during June 2008, the $150.0 million acquisition of LipoSonix, and by a net transfer of $76.3 million of our short-term investments into long-term investments, partially offset by the generation of $42.7 million of operating cash flow during the 2008 nine months. The decrease in working capital was primarily due to the $150.0 million acquisition of LipoSonix and a net transfer of $76.3 million of our short-term investments into long-term investments, partially offset by the generation of $40.7 million of operating cash flow during the 2008 nine months.

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
          On July 1, 2008, we acquired LipoSonix, an independent, privately-held company that employs a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix is a medical device company developing non-invasive body sculpting technology, and recently launched its first product in Europe, where it is being marketed and sold through distributors. The LipoSonix technology is currently not approved for sale or use in the United States. Under terms of the transaction, we paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, we will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LipoSonix technology and if various commercial milestones are achieved on a worldwide basis.
          As of September 30, 2008, our short-term investments included $39.9 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to make the securities liquid until a future auction on these investments is successful. As a result of the lack of liquidity of these investments, at September 30, 2008, we have recorded an unrealized loss of $4.8 million on our auction rate floating securities in accumulated other comprehensive income in our condensed consolidated balance sheets.
          During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We occupied the new headquarter office space, which is located approximately one mile from our previous headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. There is no cash obligation for lease payments until 2009. We obtained possession of the leased premises and therefore began accruing rent expense during the first quarter of 2008. Rent expense recognized during the 2008 nine months related to this property was approximately $2.2 million. During the first quarter of 2008, we received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease. In 2008, upon vacating our previous headquarters facility, we recorded a charge for the estimated remaining net cost for the lease, net of potential sublease income, of $4.8 million. See “Contingent Convertible Senior Notes and Other Long-Term Commitments.”
          During 2007, we began designing and implementing a new enterprise resource planning (ERP) system to integrate and improve the financial and operational aspects of our business. During 2007 and the nine months ended September 30, 2008, we invested approximately $9.5 million and $4.0 million, respectively, on this project.

Operating Activities
          Net cash provided by operating activities during the 2008 nine months was approximately $40.7 million, compared to net cash provided by operating activities during the 2007 nine months of approximately $127.5 million. The following is a summary of the primary components of cash provided by operating activities during the 2008 nine months and 2007 nine months (in millions):

	2008 Nine	2007 Nine
	Months	Months
Payments made to Ipsen related to development of RELOXIN®	$(25.0)	$—
Income taxes paid	(67.1)	(19.7)
Payment received from Hyperion related to strategic collaboration	—	10.0
Other cash provided by operating activities	132.8	137.2

Cash provided by operating activities	$40.7	$127.5

Investing Activities
          Net cash provided by investing activities during the 2008 nine months was approximately $195.3 million, compared to net cash used in investing activities during the 2007 nine months of $261.3 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective nine-month periods. During the 2008 nine months, $150.0 million was used for the acquisition of LipoSonix and during the 2007 nine months, $29.1 million was paid to Q-Med upon the FDA’s approval of PERLANE®.
Financing Activities
          Net cash used in financing activities during the 2008 nine months was $285.0 million, compared to net cash provided by financing activities of $13.3 million during the 2007 nine months. Cash used in financing activities during the 2008 nine months included the repurchase of $283.7 million of New Notes during June 2008. Proceeds from the exercise of stock options were $4.8 million during the 2008 nine months compared to $17.1 million during the 2007 nine months. Dividends paid during the 2008 nine months was $6.3 million, and dividends paid during the 2007 nine months was $5.1 million.
Contingent Convertible Senior Notes and Other Long-Term Commitments
          We have two outstanding series of Contingent Convertible Senior Notes, consisting of $169.2 million principal amount of 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”) and $0.2 million principal amount of 1.5% Contingent Convertible Senior Notes due 2033 (the “New Notes”). In accordance with the terms of our New Notes, holders of the New Notes were able to require us to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Prior to June 4, 2008, approximately $283.9 million in principal amount of the New Notes was outstanding. Holders of approximately $283.7 million of New Notes elected to require us to repurchase their New Notes on June 4, 2008. We paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require us to repurchase their New Notes. We also were required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. Approximately $26.2 million of this $34.9 million deferred tax liability, which was included in income taxes payable in our condensed consolidated balance sheets as of June 30, 2008, was paid during the three months ended September 30, 2008. The remaining $8.7 million of this deferred tax liability will be paid during the three months ended December 31, 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of June 30, 2008 and September 30, 2008. We intend to redeem the remaining $181,000 of principal amount of New Notes during the fourth quarter of 2008 or during 2009, when practicable.
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
          Except for the Old Notes, we had only $15.7 million of long-term liabilities and we had only $179.4 million of current liabilities at September 30, 2008. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure. In addition, we will be continuing our implementation of a new ERP system during 2008, which will require financial expenditures to complete.
          We have made available to BioMarin Pharmaceutical Inc. (“BioMarin”) the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004, but may be repaid by BioMarin at any time prior to the option purchase date. As of November 10, 2008, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
          In connection with occupancy of the new headquarter office, we ceased use of the prior headquarter office, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. We have adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. In accordance with SFAS 146, we recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008 consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses in our condensed consolidated statements of operations. We have not recorded any other costs related to the lease for the prior headquarters.
          As of September 30, 2008, approximately $4.5 million of lease exit costs remain accrued and are expected to be paid by December 2010 of which $1.9 million is classified in other current liabilities and $2.6 million is classified in other liabilities. Although we no longer use the facilities, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, we concluded it was probable we would be unable to reasonably obtain sublease rentals for the prior headquarters and therefore we would not be subleased for the remaining lease term. We will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
          The following is a summary of the activity in the liability for lease exit costs for the three months ended September 30, 2008:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	June 30, 2008	to Expense	Made	from Sublease	Sept. 30, 2008
Lease exit costs liability	$—	$4,812,928	$(356,352)	$—	$4,456,576

Repurchases of Common Stock
          On August 29, 2007, our Board of Directors approved a stock trading plan to purchase up to $200.0 million in aggregate value of shares of our Class A common stock upon satisfaction of certain conditions. The number of shares to be repurchased and the timing of the repurchases (if any) will depend on factors such as the market price of our Class A common stock, economic and market conditions, and corporate and regulatory requirements. The plan terminated on August 29, 2008, as it was scheduled to terminate on the earlier of the first anniversary of the plan or at the time when the aggregate purchase limit was reached. No shares were repurchased under this plan.
Dividends
          We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $34.8 million on our common stock. In addition, on September 17, 2008, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on October 31, 2008 to our stockholders of record at the close of business on October 1, 2008. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
          As discussed in Note 5 to the unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157 as of January 1, 2008.  We determined that we utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $39.9 million at September 30, 2008. These securities were included in long-term investments at September 30, 2008.

          Our auction rate floating securities are classified as available for sale securities and are reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157.  However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and have recorded a temporary unrealized decline in fair value of $4.8 million, with an offsetting entry to accumulated other comprehensive (loss) income, as of September 30, 2008.   We currently believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets for the majority of securities are almost entirely backed by the U.S. government.  In addition, our holdings of auction rate floating securities represented less than ten percent of our total cash and cash equivalents, restricted cash and short-term and long-term investment balance at September 30, 2008, which we believe allows us sufficient time for the securities to return to full value.  Because we believe that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive (loss) income.  We will re-evaluate each of these factors as market conditions change in subsequent periods.
Off-Balance Sheet Arrangements
          As of September 30, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 3 to the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2007. There were no new significant accounting estimates in the third quarter of 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K/A for the year ended December 31, 2007.
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
          In June 2008, the FASB reached a consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating EITF 07-5 and the impact, if any, on our consolidated results of operations and financial condition.
          In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS No. 157, Fair

Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued. The application of FSP 157-3 did not have a material impact on our consolidated financial statements.
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
          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our amended Annual Report on Form 10-K/A for the year ended December 31, 2007 and this Quarterly Report contain discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of September 30, 2008, there were no material changes to the information previously reported under Item 7A in our amended Annual Report on Form 10-K/A for the year ended December 31, 2007.
Item 4. Controls and Procedures
          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In connection with the restatement discussed elsewhere in this Form 10-Q and in Note 2 to our condensed consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, management conducted a reevaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on the evaluation and the criteria set forth in the COSO Report, management identified a material weakness in internal control over financial reporting described in the management’s report on internal control over financial reporting included in Item 9A to our 2007 Form 10-K/A and outlined below. Under Audit Standard No. 5, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness that continued to exist as of September 30, 2008 and the date of this filing:
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
          Based on its assessment, including consideration of the aforementioned material weakness, and the criteria discussed above, management concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of September 30, 2008 and the date of this filing.

Remediation Steps to Address Material Weakness
          As disclosed in our 2007 Form 10-K/A, management has dedicated significant resources to correct the accounting error relating to our sales return reserve and to ensure that we take proper steps to improve our internal controls and remedy our material weakness in our financial reporting and disclosure controls. Management is committed to implementing effective control policies and procedures and will continually update our Audit Committee as to the progress and status of our remediation efforts to ensure that they are adequately implemented. We believe that the following actions that we have taken and are taking will be sufficient to remediate the material weakness described above:
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
          Management believes that the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We expect that the material weakness will be fully remediated prior to December 31, 2008. As management improves our internal control over financial reporting and implements remediation measures, we may supplement or modify the remediation measures described above. Further, management believes that, as a result of management’s in-depth review of its accounting processes, the utilization of external resources and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-Q fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
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
          Other than described above, during the three months ended September 30, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Part II. Other Information
Item 1. Legal Proceedings
          The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in our amended Annual Report on Form 10-K/A for the year ended December 31, 2007 and Part II, Item 1, “Legal Proceedings” in our amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2008.
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

Item 1A. Risk Factors
          We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. The risk factors presented below supplement and amend the risk factors previously disclosed by us in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our subsequent reports on Forms 10-Q and 8-K.
Risks Related To Our Business
The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.
          As discussed elsewhere in this Form 10-Q and in Note 2 to our condensed consolidated financial statements, we determined that our consolidated financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 should be restated due to an error in our interpretation and application of SFAS 48 as it applies to a component of our sales return reserve calculations. As a result of the restatement, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur accounting and legal costs as noted below.

•	As a result of the restatement, we have been named in a number of lawsuits as discussed in Item 1 of Part II of this report, “Legal Proceedings” and Note 19, “Commitments and Contingencies.” The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.
Management recently identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 to the calculation of sales return reserves. Additionally, management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.
          In connection with the restatement, we have assessed the effectiveness of our disclosure controls and procedures. Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 to the calculation of sales return reserves. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 and the date of the date of this filing. In response, we have adopted a sales return reserve methodology that we believe complies with the requirements of SFAS 48. Management has taken and is taking steps to remediate the material weakness in our internal control over financial reporting. There can be no assurance as to how quickly or effectively our remediation steps will remediate the material weakness in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.

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
          On January 15, 2008, we announced that IMPAX Laboratories, Inc. (“IMPAX”) sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. IMPAX has not advised us as to the status of the FDA’s review of its filing, or whether IMPAX has complied with recent FDA requirements for proving bioequivalence. Also on January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 (the “838 Patent”) related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX has appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit.
          On August 18, 2008, we announced that the United States Patent and Trademark Office (“USPTO”) has granted a Request for Ex Parte Reexamination of our 838 Patent. During the reexamination process, the USPTO will review the 838 Patent and could determine that the patent claims, as written, were properly allowed. This determination would assist us in defending challenges to the validity of the 838 Patent. Alternatively, the USPTO could narrow or reject certain or all of the claims of the 838 Patent. Depending upon the specifics of what narrowing amendments are required and the claims rejected, these determinations of the USPTO could have a material adverse impact on our results of operations. The timing of the USPTO’s completion of the reexamination is uncertain. We believe that the USPTO should reconfirm the validity of the 838 Patent. However, there can be no guarantee as to the outcome.
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
          Our short-term and long-term investments consist of corporate and various government agency and municipal debt securities and auction rate floating securities. As of September 30, 2008, our investments included $39.9 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to make the securities liquid until a future auction on these investments is successful.

Item 6. Exhibits

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