Form 10-K
period 2008-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2009-03-02
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008.
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
The aggregate market value of the voting stock held on June 30, 2008 by non-affiliates of the registrant was $1,026,926,425 based on the closing price of $20.78 per share as reported on the New York Stock Exchange on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of ten percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of February 24, 2009, there were 56,722,705 outstanding shares of Class A common stock.
Documents incorporated by reference:
Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I
Item 1. Business
The Company
     Medicis Pharmaceutical Corporation (“Medicis”, the “Company”, or as used in the context of “we”, “us” or “our”), together with our wholly owned subsidiaries, is a leading independent specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological, aesthetic and podiatric conditions. We believe that the U.S. market for dermatological pharmaceutical sales exceeds $6 billion annually. According to the American Society for Aesthetic Plastic Surgery, a national not-for-profit organization for education and research in cosmetic plastic surgery, nearly 11.7 million cosmetic surgical and non-surgical procedures were performed in the United States during 2007, including approximately 9.6 million non-surgical cosmetic procedures. We also market products in Canada for the treatment of dermatological and aesthetic conditions.
     On July 1, 2008, we acquired LipoSonix, Inc. (“LipoSonix”), an independent, privately-held company that employs a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix is a medical device company developing non-invasive body sculpting technology, and recently launched its first product in Europe, where it is being marketed and sold through distributors. The LipoSonix technology is currently not approved for sale or use in the U.S. We believe the U.S. non-invasive fat ablation market could be several hundred million dollars annually.
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
     We have historically developed and obtained marketing and distribution rights to pharmaceutical agents in various stages of development. We have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our product development strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. As a result of our increasing financial strength, we have begun adding long-term projects to our development pipeline. Historically, we have supplemented our research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies.
     Currently, except for the LipoSonix technology, we outsource all of our product manufacturing needs. The underlying cost to us for manufacturing our products is established in our agreements with outside manufacturers. Because of the short-term nature of these agreements, our expenses for manufacturing are not fixed and could change from contract to contract.

Our Products
     We currently market 18 branded products. Our sales and marketing efforts are currently focused on our primary brands. The following chart details certain important features of our primary brands:

Brand	Treatment	U.S. Market Impact
PERLANE®	Injectable gel for implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial folds and wrinkles, such as nasolabial folds	Launched in May 2007 following U.S. Food and Drug Administration (“FDA”) approval on May 2, 2007
RESTYLANE®	Injectable gel for treatment of moderate to severe facial wrinkles and folds, such as nasolabial folds	The leading worldwide injectable dermal filler, launched in January 2004 following FDA approval on December 12, 2003
SOLODYN®	Once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 and older	Launched in July 2006 following FDA approval on May 8, 2006.
TRIAZ®	Topical patented gel and cleanser and patent-pending pad treatments for acne	A leading branded prescription benzoyl peroxide product, launched during fiscal 1996
VANOS®	Super-high potency topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses in patients 12 years of age or older	Launched in April 2005 following FDA approval on February 11, 2005
ZIANA®	Once daily topical gel treatment for acne vulgaris in patients 12 and older	Approved by the FDA on November 7, 2006. First commercial sales to wholesalers in December 2006 and launched in January 2007
Dermal Restorative Products
     Our principal branded dermal restorative products are described below:
     RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM are injectable, transparent, stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. These products are the world’s leading hyaluronic acid dermal fillers and their unique particle-based gel formulations offer structural support and lift when implanted into the skin. On a worldwide basis, more than ten million treatments have been successfully performed in more than 70 countries since its introduction in 1996. In the United States, the FDA regulates these products as medical devices. Medicis offers all four of these products in Canada, and began offering RESTYLANE® and PERLANE® in the United States on January 6, 2004 and May 21, 2007, respectively. In the U.S., RESTYLANE® is the first and only hyaluronic acid dermal filler whose FDA-approved label includes duration data up to 18 months with one follow-up treatment. RESTYLANE FINE LINES TM and RESTYLANE SUBQTM have not yet been approved by the FDA for use in the United States. We acquired the exclusive U.S. and Canadian rights to these dermal restorative products from Q-Med AB, a Swedish biotechnology and medical device company and its affiliates (collectively “Q-Med”) through license agreements.

Prescription Pharmaceuticals
     Our principal branded prescription pharmaceutical products are described below:
     SOLODYN®, launched to dermatologists in July 2006 after approval by the FDA on May 8, 2006, is the only oral minocycline approved for once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. SOLODYN® is the first approved minocycline in extended release tablet form. SOLODYN® is lipid soluble, and its mode of action occurs in the skin and sebum. SOLODYN® is not bioequivalent to any other minocycline products, and is in no way interchangeable with other forms of minocycline. SOLODYN® is patented until 2018 by a U.S. patent which covers SOLODYN® (see also Item 1A. Risk Factors). Other patent applications covering SOLODYN® are pending (see also Item 1A. Risk Factors). SOLODYN® is available by prescription in 45mg, 90mg and 135mg extended release tablet dosages.
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
     VANOS® Cream, launched to dermatologists in April 2005 after approval by the FDA on February 11, 2005, is a super-high potency (Class I) topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses in patients 12 years of age or older. The active ingredient in VANOS® is fluocinonide 0.1%, and is the only fluocinonide available in the Class I category of topical corticosteroids. Two double blind clinical studies have demonstrated the efficacy, safety and tolerability of VANOS®. Its base was formulated to have the cosmetic elegance of a cream, yet behave like an ointment on the skin. In addition, physicians have the flexibility of prescribing VANOS® either for once or twice daily application. VANOS® Cream is protected by one U.S. patent that expires in 2021 and two U.S. patents that expire in 2023. VANOS® Cream is available by prescription in 30 gram, 60 gram and 120 gram tubes.
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
Research and Development
     We have historically developed and obtained rights to pharmaceutical agents in various stages of development. Currently, we have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our product development strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. As a result of our increasing financial strength, we have begun adding long-term projects to our development pipeline. Historically, we have supplemented our research and development efforts by entering into research and development agreements with other pharmaceutical and biotechnology companies.
     We incurred total research and development costs for all of our sponsored and unreimbursed co-sponsored pharmaceutical projects for 2008, 2007 and 2006, of $99.9 million, $39.4 million and $161.8 million, respectively. Research and development costs for 2008 include a $40.0 million payment to IMPAX Laboratories, Inc.

(“IMPAX”) related to our development agreement with IMPAX and a $25.0 million payment to Ipsen Ltd., a wholly-owned subsidiary of Ipsen, S.A. (“Ipsen”) upon the FDA’s May 2008 acceptance of filing of Ipsen’s Biologics License Application (“BLA”) for RELOXIN®. Research and development costs for 2007 include $8.0 million related to our option to acquire Revance Therapeutics, Inc. (“Revance”) or to license Revance’s product currently under development. Research and development costs for 2006 include $125.2 million paid to Ipsen pursuant to the RELOXIN® development agreements.
     On November 26, 2008, we entered into a joint development agreement with IMPAX whereby we and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, we made an initial payment of $40.0 million upon execution of the agreement. In addition, we are required to pay up to $23.0 million upon successful completion of certain clinical and commercial milestones. We will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by us upon approval by the FDA. We will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA. The $40.0 million payment was recognized as a charge to research and development expense during the three months ended December 31, 2008.
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen, whereby Ipsen granted to one of our wholly-owned subsidiaries the rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan. Upon execution of the development and distribution agreement, we made an initial payment to Ipsen in the amount of $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan.
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
     In May 2008, the FDA accepted the filing of Ipsen’s BLA for RELOXIN®, and in accordance with the agreement, we paid Ipsen $25.0 million during the three months ended June 30, 2008. In December 2008, we paid Ipsen $1.5 million upon the achievement of an additional regulatory milestone. The $25.0 million payment was recognized as a charge to research and development expense during the three months ended June 30, 2008, and the $1.5 million payment was recognized as a charge to research and development expense during the three months ended December 31, 2008. We will pay Ipsen an additional $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to us for the term of the agreement, which extends to December 2036. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement if and when the product is commercialized by us upon regulatory approval. Under the terms of the agreement, we are responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan.
     On June 27, 2008, we and a U.S. company entered into a license agreement that provides patent rights for development and commercialization of dermatologic products. Under terms of the agreement, we made an initial payment of $2.0 million upon execution of the agreement. In addition, we will be required to pay $19.0 million upon successful completion of certain clinical milestones, $15.0 million upon the first commercial sales of the products in the U.S. and $30.0 million upon achievement of certain commercial milestones. We will also make royalty payments based on net sales as defined in the license. The $2.0 million payment was recognized as a charge to research and development expense during the three months ended June 30, 2008.
     On December 11, 2007, we entered into a strategic collaboration with Revance whereby we made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon our exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for our $20.0 million payment, we received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million is expected to be used by Revance primarily for the development of the new product. Approximately $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in our consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and was recognized as a charge to research and development expense during the three months ended December 31, 2007. Additionally, we have committed to make further equity investments in Revance of up to $5.0 million under certain terms, subject to certain conditions and prior to the exercise of the option to acquire Revance or to license exclusively Revance’s topical botulinum toxin type A product in North America.
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

Sales and Marketing
     Our combined dedicated sales force, consisting of 216 employees as of December 31, 2008, focuses on high patient volume dermatologists and plastic surgeons. Since a relatively small number of physicians are responsible for writing a majority of dermatological prescriptions and performing dermal aesthetic procedures, we believe that the size of our sales force, including its currently ongoing expansion, is appropriate to reach our target physicians. Our therapeutic dermatology sales forces consist of 105 employees who regularly call on approximately 9,000 dermatologists. Our dermal aesthetic sales force consists of 111 employees who regularly call on leading plastic surgeons, facial plastic surgeons, dermatologists and dermatologic surgeons. We also have eight national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations.
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
Warehousing and Distribution
     We utilize an independent national warehousing corporation to store and distribute our pharmaceutical products in the U.S. from primarily two regional warehouses in Nevada and Georgia, as well as an additional warehouse in North Carolina. Upon the receipt of a purchase order through electronic data input (“EDI”), phone, mail or facsimile, the order is processed through our inventory management systems and is transmitted electronically to the appropriate warehouse for picking and packing. Upon shipment, the warehouse sends back to us via EDI the necessary information to automatically process the invoice in a timely manner.
Customers
     Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”) and other major drug chains. During 2008, 2007 and 2006, these customers accounted for the following portions of our net revenues:

	2008	2007	2006
McKesson	45.8%	52.2%	56.8%
Cardinal	21.2%	16.9%	19.3%
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
Seasonality
     Our business, taken as a whole, is not materially affected by seasonal factors. We schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost.
Manufacturing
     We currently, except for the LipoSonix technology, outsource all of our manufacturing needs, and we are required by the FDA to contract only with manufacturers who comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. Typically our manufacturing contracts are short-term. We review our manufacturing arrangements on a regular basis and assess the viability of alternative manufacturers if our current manufacturers are unable to fulfill our needs. If any of our manufacturing partners are unable to perform their obligations under our manufacturing agreements or if any of our manufacturing agreements are terminated, we may experience a disruption in the manufacturing of the applicable product that would adversely affect our results of operations.
     Under several exclusive supply agreements, with certain exceptions, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA’s regulations, including the cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance to assist in covering the loss of income for products where we do not have a secondary manufacturer, which may reduce the harm to us from the interruption of the manufacturing of our largest-selling products caused by certain events, the loss of a manufacturer could still cause a significant reduction in our sales, margins and market share, as well as harm our overall business and financial results.
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

     Our TRIAZ®, VANOS® and ZIANA® branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that automatically renews on an annual basis, unless terminated by either party. We are also in the process of evaluating alternative manufacturing facilities and raw material suppliers for some of these products.
     Our RESTYLANE® and PERLANE® branded products in the U.S. and Canada are manufactured by Q-Med pursuant to a long-term supply agreement that expires no earlier than 2013.
     Our SOLODYN® branded product is manufactured by Wellspring Pharmaceutical and AAIPharma pursuant to long-term supply agreements that expire in 2011 and 2010, respectively, unless extended by mutual agreement. We are also in the process of evaluating an alternative manufacturing facility for future SOLODYN® production.
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
     We have obtained and licensed a number of patents covering key aspects of our products, including a U.S. patent expiring in October of 2015 covering various formulations of TRIAZ®, a U.S. patent expiring in December 2017 covering RESTYLANE®, a U.S. patent expiring in February 2018 covering SOLODYN® Tablets, two U.S. patents expiring in February 2015 and August 2020 covering ZIANA® Gel, one U.S. patent expiring in December 2021 and two U.S. patents expiring in January 2023 covering VANOS® Cream, and two U.S. patents expiring in September 2009 and December 2024 covering LipoSonix technology. We have patent applications pending relating to SOLODYN® Tablets, LOPROX® Shampoo and ZIANA® Gel. We are also pursuing several other U.S. and foreign patent applications. We hold additional LipoSonix patents, and have numerous LipoSonix patent applications pending in the U.S. and in other countries.
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
     Third parties may challenge and seek to invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, be costly and can preclude or delay the commercialization of products. For example, on January 13, 2009, we filed suit against Mylan, Inc., Matrix Laboratories Ltd., Matrix Laboratories Inc., Sandoz, Inc. and Barr Laboratories, Inc. (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of Medicis’ U.S. Patent No. 5,908,838 (the “‘838 Patent”) by submitting to the Food And Drug Administration their respective Abbreviated New Drug Applications for generic versions of SOLODYN®. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.
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
     Our facial aesthetics products compete primarily against Allergan. Among other dermal filler products, Allergan markets Juvéderm® Ultra and Juvéderm® Ultra Plus. Allergan is a larger company than Medicis, and has greater financial, marketing, sales and technical resources than those available to us. Other dermal filler products, such as OrthoNeutrogena’s Evolence®, Mentor’s Prevelle® Silk, BioForm Medical’s Radiesse®, Sanofi-Aventis’ Sculptra®, and Anika Therapeutics’ Elevess® have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® and PERLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval, including products from Johnson & Johnson and Mentor Corporation, which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products.
Government Regulation
     The manufacture and sale of medical devices, drugs and biological products are subject to regulation principally by the FDA, but also by other federal agencies, such as the Drug Enforcement Administration (“DEA”), and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”), the FDA and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act (“FDCA”), as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products.
     Our RESTYLANE® and PERLANE® dermal filler products are prescription medical devices intended for human use and are subject to regulation by the FDA in the United States. Unless an exemption applies, a medical device in the U.S. must have a Premarket Approval Application (“PMA”) in accordance with the FDCA, as amended, or a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market). RESTYLANE®, PERLANE® and non-collagen dermal fillers are subject to PMA regulations that require premarket review of clinical data on safety and effectiveness. FDA device regulations for PMAs generally require reasonable assurance of safety and effectiveness prior to marketing, including safety and efficacy data obtained under clinical protocols approved under an Investigational Device Exemption (“IDE”) and the manufacturing of the device requires compliance with “quality system regulations” (“QSRs”), as verified by detailed FDA inspections of manufacturing facilities. These regulations also require post-approval reporting of alleged product defects, recalls and certain adverse experiences to the FDA. Generally, FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, QSRs and other general requirements that are also applicable to all classes of medical devices but, at least currently, most are not subject to premarket review. Class II devices are subject to special controls in addition to general controls and generally require the submission of a premarket notification (501(k) clearance before marketing is permitted. Class III devices are subject to the most comprehensive regulation and in most cases, other than those that remain grandfathered based on clinical use before 1976, require submission to the FDA of a PMA application that includes biocompatibility, manufacturing and clinical data supporting the safety and effectiveness of the device as well as compliance with the same provisions applicable to all medical devices such as QSRs. Annual reports must be submitted to the FDA, as well as descriptions of certain adverse events that are reported to the sponsor within specified timeframes of receipt of such reports. RESTYLANE® and PERLANE® are regulated as Class III PMA-required medical devices. RESTYLANE® and PERLANE® have been approved by the FDA under a PMA.
     In general, products falling within the FDA’s definition of “new drugs,” including both drugs and biological products, require premarket approval by the FDA. Products falling within the FDA’s definition of “cosmetics” or “drugs” and that are “generally recognized as safe and effective” (and therefore not “new drugs”) do not require premarketing clearance although all drugs must comply with a host of post-market regulations, including manufacture under cGMP and adverse experience reporting.
     “New drug” products are thoroughly tested to demonstrate their safety and effectiveness. Preclinical or biocompatibility testing is generally conducted on laboratory animals to evaluate the potential safety and toxicity of a drug. The results of these studies are submitted to the FDA as a part of an Investigational New Drug Application (“IND”), which must be effective before clinical trials in humans can begin. Typically, clinical evaluation of new drugs involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of healthy subjects to determine the early safety profile, the relationship of safety to dose, and the pattern of drug distribution and metabolism. In Phase II, one or more clinical trials are conducted with groups of patients afflicted with a specific disease or condition to determine preliminary efficacy and expanded evidence of safety; the degree of effect, if any, as compared to the current treatment regimen; and the optimal dose to be used in large scale trials. In Phase III, typically at least two large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease or condition to provide sufficient confirmatory data to support the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.
     The steps required before a “new drug” may be marketed, shipped or sold in the United States typically include (i) preclinical laboratory and animal testing of pharmacology and toxicology; (ii) manufacture under cGMPs as verified by a pre-approval inspection (“PAI”) by the FDA; (iii) submission to the FDA of an IND; (iv) at least two adequate and well-controlled clinical trials to establish the safety and efficacy of the drug (for some applications, the FDA may accept one large clinical trial) beyond those human clinical trials necessary to establish a safe dose and to identify the human absorption, distribution, metabolism and excretion of the active ingredient or biological substance as applicable; (v) submission to the FDA of a New Drug Application (or “NDA”) or BLA; and (vi) FDA approval of the NDA or BLA. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment must be registered with the FDA.
     New drugs may also be approved by the agency pursuant to an Abbreviated New Drug Application (“ANDA”) for generic drugs if the same active ingredient has previously been approved by the agency and the original sponsor of the NDA no longer has patent protection or statutory marketing exclusivity. Approval of an ANDA does not generally require the submission of clinical data on the safety and effectiveness of the drug product if in an oral or parental dosage form. Clinical studies demonstrating equivalence to the innovator drug product may be required for certain topical drug products submitted under ANDAs. However, even if no clinical studies are required, the applicant must provide dissolution and/or bioequivalence studies to show that the active ingredient in an oral generic drug sponsor’s application is comparably available to the patient as the original product in the NDA upon which the ANDA is based.
     FDA approval is required before a “new drug” product may be marketed in the United States. However, many historically over-the-counter (“OTC”) drugs are exempt from the FDA’s premarket approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of all OTC active ingredients and associated labeling (“OTC drugs”). Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. Before issuance of a final OTC drug monograph as a federal regulation, OTC drugs are classified by the FDA in one of three categories: Category I ingredients and labeling which are deemed “generally recognized as safe and effective” for OTC use; Category II ingredients and labeling, which are deemed “not generally recognized as safe and effective” for OTC use;” and Category III ingredients and labeling, for which “available data are insufficient” to classify as Category I or II, pending further studies. Based upon the results of these ongoing studies and pursuant to a court order, the FDA is required to reclassify all Category III ingredients as either Category I or Category II before issuance of a final monograph through notice and comment rule-making. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. Stated differently, the FDA generally permits continued marketing only of any Category I products and Category III products that are “safe but unknown efficacy” products during the pendency of a final monograph. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are also and separately subject to various FDA regulations concerning, for example, cGMP, general and specific OTC labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.
     The active ingredient in the LOPROX® (ciclopirox) products has been approved by the FDA under multiple NDAs. The active ingredient in the DYNACIN® (minocycline HCl) branded products has been approved by the FDA under multiple ANDAs. Benzoyl peroxide, the active ingredient in the TRIAZ® products, has been classified as a Category III ingredient under a tentative final FDA monograph for OTC use in treatment of labeled conditions. The FDA has requested, and a task force of the Non-Prescription Drug Manufacturers Association (or “NDMA”), a trade association of OTC drug manufacturers, has undertaken further studies to confirm that benzoyl peroxide is not a tumor promoter when tested in conjunction with UV light exposure. The TRIAZ® products, which we sell on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. When the

FDA issues the final monograph, one of several possible outcomes that may occur is that we may be required by the FDA to discontinue sales of TRIAZ® products until and unless we file an NDA covering such product. There can be no assurance as to the results of these studies or any FDA action to reclassify benzoyl peroxide. In addition, there can be no assurance that adverse test results would not result in withdrawal of TRIAZ® products from marketing. An adverse decision by the FDA with respect to the safety of benzoyl peroxide could result in the assertion of product liability claims against us and could have a material adverse effect on our business, financial condition and results of operations.
     Our TRIAZ® branded products must meet the composition and labeling requirements established by the FDA for OTC products containing their respective basic ingredients. We believe that compliance with those established standards avoids the requirement for premarket clearance of these products. There can be no assurance that the FDA will not take a contrary position in the future. Our PLEXION® branded products, which contain the active ingredients sodium sulfacetamide and sulfur, are marketed under the FDA compliance policy entitled “Marketed New Drugs without Approved NDAs or ANDAs.”
     We believe that certain of our products, as they are promoted and intended by us for use, are exempt from being considered “new drugs” and therefore do not require premarket clearance. There can be no assurance that the FDA will not take a contrary position in the future. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as over-the-counter products or withdraw such products from the market. We believe that these products are compliant with applicable regulations governing product safety, use of ingredients, labeling, promotion and manufacturing methods.
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
Change in Fiscal Year
     Effective December 31, 2005, we changed our fiscal year end from June 30 to December 31. This change was made to align our fiscal year end with other companies within our industry. This Form 10-K is intended to cover the audited calendar year January 1, 2008 to December 31, 2008, which we refer to as “2008.” We refer to the audited calendar year January 1, 2007 to December 31, 2007 as “2007.” We refer to the audited calendar year January 1, 2006 to December 31, 2006 as “2006.” Comparative financial information to 2006 is provided in this Form 10-K with respect to the calendar year January 1, 2005 to December 31, 2005, which is unaudited and we refer to as “2005.” Additional audited information is provided with respect to the transition period July 1, 2005 through December 31, 2005, which we refer to as the “Transition Period.” We refer to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005.”
Employees
     At December 31, 2008, we had 578 full-time employees. No employees are subject to a collective bargaining agreement. We believe we have a good relationship with our employees.
Available Information
     We make available free of charge on or through our Internet website, www.Medicis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also make available free of charge on or through our website our Business Code of Conduct and Ethics, Corporate Governance Guidelines, Nominating and Governance Committee Charter, Stock Option and Compensation Committee Charter and Audit Committee Charter. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
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
     In addition, SOLODYN® may face generic competition in the near future. We currently have one issued patent relating to SOLODYN® that does not expire until 2018. As part of our patent strategy, we are currently pursuing additional patent applications for SOLODYN®. However, we cannot provide any assurance that any additional patents will be issued relating to SOLODYN®. For example, on December 24, 2008, we received a non-final rejection from the USPTO in SOLODYN® application number 11/695,514. During January and February of 2009, responses to final rejection were filed in applications serial numbers 11/166,817 and 11/695,539, a response to a non-final rejection was filed in application serial number 11/944,186, and a request for continuing examination was filed in application serial number 11/776,676. The failure to obtain additional patent protection could adversely affect our ability to deter generic competition, which would adversely affect SOLODYN® revenue and our results of operations.
     On January 15, 2008, we announced that IMPAX sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. Also on January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 (the “‘838 Patent”) related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit. On November 26, 2008, we entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX. In connection with the License and Settlement Agreement, Medicis and IMPAX agreed to terminate all legal disputes between them relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX has confirmed that Medicis’ patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #90-024. Under the terms of the License and Settlement Agreement, IMPAX has a license to market its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® intellectual property rights belonging to Medicis upon the occurrence of certain events. Upon launch of its generic formulations of SOLODYN®, IMPAX may be required to pay Medicis a royalty, based on sales of those generic formulations by IMPAX under terms described in the License and Settlement Agreement. On December 12, 2008, we announced that we had received a Paragraph IV Patent Certification from IMPAX, advising it had filed an ANDA with the FDA for generic SOLODYN® in its current forms of 45mg, 90mg and 135mg strengths. IMPAX’s certification alleged that the ‘838 Patent will not be infringed by IMPAX’s manufacture, use or sale of the product for which the ANDA was submitted because it has been granted a patent license by us for the ‘838 Patent. On February 3, 2009, the FDA approved IMPAX’s ANDA for generic SOLODYN®. IMPAX has not yet launched a generic formulation of SOLODYN®.
     On August 18, 2008, we announced that the United States Patent and Trademark Office (“USPTO”) has granted a Request for Ex Parte Reexamination of our ‘838 Patent. During the reexamination process, the USPTO will review the ‘838 Patent and could determine that the patent claims, as written, were properly allowed. This determination would assist us in defending challenges to the validity of the ‘838 Patent. Alternatively, the USPTO could narrow or reject certain or all of the claims of the ‘838 Patent. Depending upon the specifics of what narrowing amendments are required and the claims rejected, these determinations of the USPTO could result in the loss of patent protection on SOLODYN®, which would have a material adverse impact on our results of operations. The timing of the USPTO’s completion of the reexamination is uncertain. We believe that the USPTO should reconfirm the validity of the ‘838 Patent. However, there can be no guarantee as to the outcome.
     Pursuant to Section 125 of the Food and Drug Administration Modernization Act (FDAMA), several statutory provisions added to the FD&C Act by the Hatch-Waxman Amendments of 1984, including the patent listing, certification and notice provisions and the 30-month stay provision, did not apply to so-called “old antibiotics” such as minocycline HCl, the active ingredient in SOLODYN®. On October 8, 2008, the President signed into law the QI Program Supplemental Funding Act of 2008, Pub. L. No. 110-379, 122 Stat. 4075 (2008) (the “Antibiotic Act”), which provides that notwithstanding section 125 of FDAMA or any other provision of law, the provisions of the Hatch-Waxman Amendments shall apply to old antibiotics. On December 3, 2008, in accordance with and pursuant to the Antibiotic Act and FDA’s recently issued Draft Guidance for Industry entitled Submission of Patent Information for Certain Old Antibiotics (Nov. 2008) (“November 2008 Guidance”), Medicis submitted the ‘838 patent covering SOLODYN® to the FDA’s Approved Drug Products with Therapeutic Equivalents (“the Orange Book”).
     On December 8, 2008, we announced that we had received a Paragraph IV Patent Certification from Mylan Inc. (“Mylan”) advising that Mylan’s majority owned subsidiary Matrix Laboratories Limited (“Matrix”) has filed an ANDA with the FDA for generic SOLODYN® in its current forms of 45mg, 90mg and 135mg strengths. Mylan has not advised us as to the timing or status of the FDA’s review of Matrix’s filing, or whether Matrix has complied with FDA requirements for proving bioequivalence. Mylan’s Paragraph IV Certification alleges that our ‘838 Patent is invalid, unenforceable and/or will not be infringed by Matrix’s manufacture, use, or sale of the product for which the ANDA was submitted.

     On December 12, 2008, we announced that we had received a Paragraph IV Patent Certification from both Sandoz, Inc., a division of Novartis AG (“Sandoz”), and IMPAX, advising that they have each filed an ANDA with the FDA for generic SOLODYN® in its current forms of 45mg, 90mg and 135mg strengths. Sandoz has not advised us as to the timing or status of the FDA’s review of their filing, or whether they have has complied with FDA requirements for proving bioequivalence. Sandoz’s Paragraph IV Certification alleges that our ‘838 Patent is invalid, unenforceable and/or will not be infringed by either Sandoz’s manufacture, use, or sale of the product for which the ANDA was submitted. IMPAX’s certification alleges that the ‘838 Patent will not be infringed by IMPAX’s manufacture, use or sale of the product for which the ANDA was submitted because it has been granted a patent license by us for the ‘838 Patent. As noted above, the FDA approved IMPAX’s ANDA for generic SOLODYN® on February 3, 2009.
     On December 29, 2008 we announced that we had received a Paragraph IV Patent Certification from Barr Laboratories, Inc. (“Barr”) advising that Barr has filed an ANDA with the FDA for generic SOLODYN® in its current forms of 45mg, 90mg and 135mg strengths. Barr has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Barr’s Paragraph IV Certification alleges that our ‘838 Patent is invalid, unenforceable and/or will not be infringed by either Barr’s manufacture, use, or sale of the product for which the ANDA was submitted.
     On January 13, 2009, we filed suit against Mylan, Matrix, Matrix Laboratories Inc., Sandoz, and Barr (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of our ‘838 Patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief we requested includes a request for a permanent injunction preventing Defendants from infringing the ‘838 patent by selling generic versions of SOLODYN®.
     On February 13, 2009, we submitted a Citizen Petition to the FDA arguing that the Agency could not approve the Mylan, Sandoz and Barr ANDAs for generic versions of SOLODYN® for thirty (30) months pursuant to Section 505(j)(5)(B)(iii) of the FDCA because we sued the submitters of all three ANDAs for patent infringement within 45 days of receiving notice from them of the submission of a Paragraph IV Certification. In light of the recently enacted Antibiotic Act, we argued that neither FDAMA nor the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) stood as a barrier to SOLODYN® receiving a 30-month stay. The timing of the FDA’s response to the Citizen Petition is uncertain. We believe the FDA should grant the Citizen Petition. However, there can be no guarantee as to the outcome.
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

     On January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our ‘838 Patent related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit. On November 26, 2008, we entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX. In connection with the License and Settlement Agreement, Medicis and IMPAX agreed to terminate all legal disputes between them relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX has confirmed that Medicis’ patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #90-024.
     On August 18, 2008, we announced that the USPTO has granted a Request for Ex Parte Reexamination of our ‘838 Patent. During the reexamination process, the USPTO will review the ‘838 Patent and could determine that the patent claims, as written, were properly allowed. This determination would assist us in defending challenges to the validity of the ‘838 Patent. Alternatively, the USPTO could narrow or reject certain or all of the claims of the ‘838 Patent. Depending upon the specifics of what narrowing amendments are required and the claims rejected, these determinations of the USPTO could have a material adverse impact on our results of operations. The timing of the USPTO’s completion of the reexamination is uncertain. We believe that the USPTO should reconfirm the validity of the ‘838 Patent. However, there can be no guarantee as to the outcome.
     On January 13, 2009, we filed suit against Mylan, Matrix, Matrix Laboratories Inc., Sandoz, and Barr in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of our ‘838 Patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief we requested includes a request for a permanent injunction preventing Defendants from infringing the ‘838 patent by selling generic versions of SOLODYN®.
     See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Commitments and Contingencies” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.
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
     The research, development and marketing of our products are subject to extensive regulation by government agencies in the U.S, particularly the FDA, and other countries. The process of obtaining FDA and other regulatory approvals is time consuming and expensive. Clinical trials are required, and the manufacturing of pharmaceutical products is subject to rigorous testing procedures. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture or market any of the products we develop, acquire or license on a timely basis or at all. Moreover, the costs to obtain approvals could be considerable, and the failure to obtain or delays in obtaining an approval could significantly harm our business performance and financial results. Marketing approval or clearance of a new product or new indication for an approved product may be delayed, restricted, or denied for many reasons, including:
•	determination by the FDA that the product is not safe and effective;

•	a different interpretation of preclinical and clinical data by FDA;

•	failure to obtain approval of the manufacturing process or facilities;

•	results of post-marketing studies;

•	changes in FDA policy or regulations related to product approvals; and

•	failure to comply with applicable regulatory requirements.
     No amount of time, effort, or resources invested in a new product or new indication for an approved product can guarantee that regulatory approval will be granted.
     The FDA vigorously monitors the ongoing safety of products, which can affect the approvability of our products or the continued ability to market our products. If adverse events are associated with products that have already been approved or cleared for marketing, such products could be subject to increased regulatory scrutiny, changes in regulatory approval or labeling, or withdrawal from the market. For example, the FDA recently stated it was reviewing the safety of two botulinum toxin products currently marketed in the U.S. due to adverse reactions associated with use of the products. Even if pre-marketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as:
•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements, including cGMPs for drug and biologic products and the QSRs for medical device products;

•	submitting products, facilities and records for inspection and, if any inspection reveals that the product is not in compliance, prohibiting the sale of all products from the same lot;

•	suspending manufacturing;

•	switching status from prescription to over-the-counter drug;

•	completion of post-marketing studies;

•	changes to approved product labeling;

•	advertising or marketing restrictions, including direct-to-consumer advertising;

•	Risk Evaluation and Mitigation Strategies (“REMS);

•	recalling products; and

•	withdrawing marketing clearance.
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
     Federal health care program anti-kickback statutes prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. From time to time we may enter into business arrangements (e.g. loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators. Although we believe that we are in compliance, our practices may be determined to fail to meet all of the criteria for safe harbor protection from anti-kickback liability.
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
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. As a result of the investigation, prosecutions and other proceedings, certain past and present sales and marketing employees and officers separated from the Company. See Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.
     The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation in the United States and in foreign countries. While we have developed and instituted a corporate compliance program based on what we believe to be current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal, state or foreign regulations and/or laws or the Corporate Integrity Agreement we entered into with the Office of Inspector General of the Department of Health and Human Services. If we fail to comply with the Corporate Integrity Agreement or any of these regulations and/or laws a range of actions could result, including, but not limited to, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.
We depend on a limited number of customers, and if we lose any of them, our business could be harmed.
     Our customers include some of the United States’ leading wholesale pharmaceutical distributors, such as Cardinal, McKesson, and major drug chains. We recently entered into distribution services agreements with McKesson and Cardinal. During 2008, McKesson and Cardinal accounted for 45.8% and 21.2%, respectively, of our net revenues. During 2007, McKesson and Cardinal accounted for 52.2% and 16.9%, respectively, of our net revenues. During 2006, McKesson and Cardinal accounted for 56.8% and 19.3%, respectively, of our net revenues. The loss of either of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. McKesson is our sole distributor of our RESTYLANE® and PERLANE® products in the United States and Canada.
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
     We believe that the prescription volume of our primary prescription products, in particular, SOLODYN®, VANOS® and ZIANA®, and sales of our dermal aesthetic products, RESTYLANE® and PERLANE®, will continue to constitute a significant portion of our sales revenue for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations.
     We are experiencing intense competition in the dermal filler market. Other dermal filler products, such as Juvéderm®, Evolence®, Prevelle® Silk, Radiesse®, Sculptra® and Elevess® have also recently been approved by the FDA. Patients may differentiate these products from RESTYLANE® and PERLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products.
     Each of IMPAX, Mylan, Sandoz and Barr have filed with the FDA to obtain approval to introduce a generic form of SOLODYN®. On January 13, 2009, we filed suit against Mylan, Matrix, Matrix Laboratories Inc., Sandoz, and Barr (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of our ‘838 Patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief we requested includes a request for a permanent injunction preventing Defendants from infringing the ‘838 patent by selling generic versions of SOLODYN®. On February 3, 2009, the FDA approved IMPAX’s ANDA for generic SOLODYN®. IMPAX has not yet launched a generic formulation of SOLODYN®. There can be no assurance that we will prevail in patent litigation or that these competitors will not successfully introduce products that would cause a loss of our market share and reduce our revenues.
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
     Our ability to develop new products is the key to our continued growth. Our research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial sales can commence, will require significant commitments of personnel and financial resources. We cannot assure you that we will be able to develop products or technologies in a timely manner, or at all. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue. For example, on January 7, 2009, Ipsen announced that the FDA provided notification to Ipsen that the Prescription Drug User Fee Act (PDUFA) action date for the BLA for RELOXIN®, in aesthetics has been extended to April 13, 2009.
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
Our products may not gain market acceptance.
     There is a risk that our products may not gain market acceptance among physicians, patients and the medical community generally. The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities. Physicians will not recommend our products until clinical data or other factors demonstrate their safety and efficacy compared to other competing products. Even if the clinical safety and efficacy of using our products is established, physicians may elect to not recommend using them for any number of other reasons, including whether our products best meet the particular needs of the individual patient.
Our operating results and financial condition may fluctuate.

     Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:
•	development and launch of new competitive products, including OTC or generic competitor products;

•	the timing and receipt of FDA approvals or lack of approvals;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	costs related to business development transactions;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	changes in prescription levels and the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with the possible mutation of the avian form of influenza from birds or other animal species to humans, current human morbidity, and mortality levels persist following such potential mutation;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	expenditures as a result of legal actions, including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand, and our ability to recover quickly from such economic and industry conditions;

•	seasonality of demand for our products;

•	our level of research and development activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues;

•	failure by us or our contractors to comply with all applicable FDA and other regulatory requirements;

•	the imposition of a REMS program requirement on any of our products;

•	adverse decisions by FDA advisory committees related to any of our products; and

•	timing of payments and/or revenue recognition related to licensing agreements and/or strategic collaborations.
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

     We have made substantial investments in, and entered into significant collaborations with, other companies. We may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these companies or collaborations, and cannot assure you that these ventures will be profitable or that we will not lose any or all of our invested capital. If these investments and collaborations are unsuccessful, our results of operations could materially suffer.
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
     To receive reimbursement under state Medicaid programs and the Medicare Part B program for our products, we also are required by federal law to provide discounts under other pharmaceutical pricing programs. For example, we are required to enter into a Federal Supply Schedule (“FSS”) contract with the Department of Veterans Affairs (“VA”) under which we must make our covered drugs available to the “Big Four” federal agencies — the VA, the Department of Defense, the Public Health Service, and the Coast Guard — at pricing that is capped pursuant to a statutory Federal ceiling price (“FCP”) formula set forth in the Veterans Health Care Act of 1992 (“VHCA”). The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” which manufacturers are required to report on a quarterly and annual basis to the VA. FSS contracts are federal procurement contracts that include standard government terms and conditions and separate pricing for each product. In addition to the Big Four agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the VHCA formula; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. Medicis chooses to offer one single FCP-based FSS contract price for each product to the Big Four agencies as well as all to other FSS purchasers. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing to an agreed “tracking customer” is reduced.
     To receive reimbursement under state Medicaid programs and the Medicare Part B program for our products, we also are required by federal law to provide discounted purchase prices under the Public Health Service Drug Pricing Program to certain categories of entities defined by statute. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. To the extent that the statutory and regulatory definitions of AMP and the Medicaid rebate amount change as a result of the Deficit Reduction Act and final rule discussed above, these changes also could impact the discounted purchase prices that we are obligated to provide under this program. We cannot predict the full impact of these changes, which became effective in part on January 1, 2007 and in part on October 1, 2007, on our business, nor can we predict whether there will be additional federal legislative or regulatory proposals to modify this program or current Medicaid rebate rules which then could impact this program as well.

Our profitability may be impacted by our ongoing review of our prior reports under certain Federal pharmaceutical pricing programs.
     Under the terms of our Medicaid drug rebate program agreement and our VA FSS contract and related pricing agreements required under the Veterans Health Care Act of 1992, we are required to accurately report our pharmaceutical pricing data, which is based, in part, on accurate classifications of our customers’ classes of trade. On May 1, 2007, and on May 15, 2007, we notified the U.S. Department of Health and Human Services and the Department of Veterans Affairs, respectively, that we may have misclassified certain of our customers’ classes of trade, which could affect the prices previously reported under the Medicaid drug rebate program and/or prices on our VA FSS contract. We have reviewed this issue and have identified certain customer class of trade misclassifications.
     Based on this finding, we are undertaking a review and recalculation of our Non-Federal Average Manufacturer Prices (“Non-FAMPs”) and related Federal Ceiling Prices, Average Manufacturer Prices (“AMPs”), and Best Prices (“BPs”) for a period going back at least (3) years from the expected completion date of the recalculation to determine the impact, if any, that reclassification of customers to appropriate classes of trade might have on these reported prices. In doing the recalculation, we will generally review the methodologies for computing the reported prices, the classification of products under the various programs, and any other potentially significant issues identified in the course of the review. It is unclear whether any issue that may be identified during this review may result in any changes to our Medicaid rebate liability and/or Public Health Service Drug Pricing Program prices for prior quarters, or any penalties, or whether any such changes or penalties would have a material impact on our business, financial condition, results of operations or cash flows.
     In addition, we conducted a review and recalculation of our Non-Federal Average Manufacturer Prices (“Non-FAMPs”) and Federal Ceiling Prices (“FCPs”) for a period spanning the duration of our current FSS contract to determine what, if any, impact reclassification of customers to appropriate classes of trade and any other issues identified in the course of the review might have on these reported prices. In doing the recalculation, we assigned all customers to an appropriate class of trade, implemented a revised calculation methodology, and addressed all other issues identified in the course of the review. Our review also involved assessment of compliance with the FSS Price Reductions Clause for the products on our current FSS contract.
     On September 15, 2008, we submitted a report to the VA detailing the recalculations and the impact figures associated with overcharges under the current FSS contract. The submission showed liability in the amount of $121,646, resulting from overcharges under our FSS contract through July 31, 2008. On December 18, 2008, we submitted a supplement to the September 15 submission, which, based on certain issues uncovered subsequent to the September 15, 2008 submission, showed an additional $61,459 in overcharges. The VA has informed us that our submission is currently under review. Upon VA approval of our submissions, we will calculate the impact, if any, associated with August — December 2008.
We will be unable to meet our anticipated development and commercialization timelines if clinical trials for our products are unsuccessful, delayed, or additional information is required by the FDA.
     The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trials activities are subject to extensive regulation and review by numerous governmental authorities. Before obtaining regulatory approvals for the commercial sale of any products, we and/or our partners must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process that may be subject to unexpected delays. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling and record-keeping procedures.

     Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:
•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	severe or harmful side effects;

•	failure to obtain necessary proprietary rights;

•	shortage or lack of supply sufficient to complete studies;

•	the decision to modify the product;

•	lack of economical pathway to manufacture and commercialize product;

•	cost-effectiveness of continued product development;

•	slower than expected patient recruitment;

•	failure of Medicis, investigators, or other contractors to strictly adhere to federal regulations governing the conduct and data collection procedures involved in clinical trials;

•	development of issues that might delay or impede performance by a contractor;

•	errors in clinical documentation or at the clinical locations;

•	non-acceptance by the FDA of our NDAs, ANDAs or BLAs;

•	government or regulatory delays. For example, on January 7, 2009, Ipsen announced that the FDA provided notification to Ipsen that the PDUFA action date for the BLA for RELOXIN®, in aesthetics has been extended to April 13, 2009; and

•	unanticipated requests from the FDA for new or additional information.
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
     Our business, and in particular our dermal restorative and branded prescription products, have been and are expected to continue to be adversely affected by downturns in general economic conditions. Economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs, consumer confidence and tax rates could change consumer purchasing habits or reduce personal discretionary spending. A reduction in consumer spending may have an adverse impact on our financial condition, results of operations and cash flows. In addition, our ability to meet our expected financial performance is dependent upon our ability to rapidly recover from downturns in general economic conditions.
     Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

     As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
The current condition of the credit markets may not allow us to secure financing for potential future activities on satisfactory terms, or at all.
     Our existing cash and short-term investments are available for dividends, strategic investments, acquisitions of companies or products complimentary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. We may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. As a result of recent subprime loan losses and write-downs, as well as other economic trends in the credit market industry, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which may adversely affect our financial condition and results of operations. In addition, while we believe existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future, our cash balances decreased materially during 2008 due to the repurchase of $283.7 million of our 1.5% Contingent Convertible Senior Notes Due 2033 and the $150.0 million payment of the initial purchase price for our acquisition of LipoSonix, which could adversely affect our ability to obtain financing.
Negative conditions in the credit markets may impair the liquidity of a portion of our short-term and long-term investments.
     Our short-term and long-term investments consist of corporate and various government agency and municipal debt securities and auction rate floating securities. As of December 31, 2008, our investments included $38.2 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during 2008, based on our estimate of the fair value of these investments. We could be required to record further impairment losses in the future, depending on market conditions.

If Q-Med is unable to protect its intellectual property and proprietary rights with respect to our dermal filler products, our business could suffer.
     RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM currently have patent protection in the United States until 2015, and the exclusivity period of the license granted to us by Q-Med will terminate on the later of (i) the expiration of the last patent covering the products or (ii) upon the licensed know-how becoming publicly known. If the validity or enforceability of these patents is successfully challenged, the cost to us could be significant and our business may be harmed. For example, if any such challenges are successful, Q-Med may be unable to supply products to us. As a result, we may be unable to market, distribute and commercialize the products or it may no longer be profitable for us to do so.
We may not be able to collect all scheduled license payments from BioMarin.
     As part of our asset purchase agreement, license agreement and securities purchase agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) discussed in Note 9 to our consolidated financial statements, BioMarin will make license payments to us of $1.5 million per quarter for the two quarters beginning in January 2009. While we did receive all scheduled quarterly license payments during 2008, 2007 and 2006, we cannot give any assurances as to BioMarin’s continuing ability to make these payments to us. Currently, our revenue recognition of these payments is on a cash basis. In addition, while we expect BioMarin to make the final payment of $70.6 million to us during the third quarter of 2009 for the purchase of all of the outstanding shares of Ascent Pediatrics, we cannot give any assurances as to BioMarin’s ability to make this payment. If BioMarin defaults on its obligations to make the required payments, we may be forced to incur indebtedness or otherwise reallocate our financial resources to cover the loss of these expected cash payments.
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
We may acquire technologies, products and companies in the future and these acquisitions could disrupt our business and harm our financial condition and results of operations. In addition, we may not obtain the benefits that the acquisitions were intended to create.
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
We rely on third parties to conduct business operations outside of the U.S., and we may be adversely affected if they act in violation of the U.S. Foreign Corrupt Practices Act or other anti-bribery laws.
     The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions prohibit companies and their agents from making improper payments to government officials for the purpose of obtaining or retaining business. These laws are complex and often difficult to interpret and apply, and in certain cases, local business practices may conflict with strict adherence to anti-bribery laws. Our policies and contractual arrangements are designed to maintain compliance with these anti-bribery laws. We also provide training to relevant employees and agents regarding compliance with anti-bribery laws. We cannot guarantee that our policies and procedures, contractual obligations, and training programs will prevent reckless or criminal acts committed by our employees or agents. Violations may result in criminal and civil penalties, including fines, imprisonment, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products, and exclusion from participation in government healthcare programs. Allegations or evidence that we or our agents have violated these laws could disrupt our business and subject us to criminal or civil enforcement actions. Such action could have a material adverse effect on our business.
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
We rely on others to manufacture our products.
     Currently, we rely on third party manufacturers for much of our product manufacturing needs. All third party manufacturers are required by law to comply with the FDA’s regulations, including the cGMP regulations (for drugs and biologics) and the QSR (for medical devices), as applicable. These regulations set forth standards for both quality assurance and quality control. Third party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, our third party manufacturers are contractually obligated to comply with all applicable laws and regulations. However, we cannot guarantee that third party manufacturers will ensure compliance with all applicable laws and regulations. Failure of a third party manufacturer to maintain compliance with applicable laws and regulations could result in decreased sales of our products and decreased revenues. Failure of a third party manufacturer to maintain compliance with applicable laws and regulations also could result in reputational harm to Medicis and potentially subject us to sanctions, including:
•	delays, warning letters, and fines;

•	product recalls or seizures;

•	injunctions on sales;

•	refusal of FDA to review pending applications;

•	total or partial suspension of production;

•	withdrawal of prior marketing approvals or clearances; and

•	civil penalties and criminal prosecutions.
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
     In addition, we rely on outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis and in accordance with good manufacturing standards and applicable product specifications. As a result, we are subject to and have little or no control over delays and quality control lapses that our third-party manufacturers and suppliers may suffer. For example, in early May 2008, we became aware that our third-party manufacturer and supplier of SOLODYN® mistakenly filled at least one bottle labeled as SOLODYN® with a different pharmaceutical product. As a result of this occurrence, we initiated a voluntary recall of the two affected lots, and we may be subject to claims, fines or other penalties. We are pursuing an indemnification claim against the manufacturer, but no assurance can be given that we will ultimately recoup our losses.

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
     Under several exclusive supply agreements, with certain exceptions, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. Manufacturing facilities must be approved by the FDA before they are used to manufacture our products. The validation of a new facility and the approval of that manufacturer for a new product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. The new facility also may be subject to follow-up inspections. Although we have business interruption insurance to assist in covering the loss of income for products where we do not have a secondary manufacturer, which may mitigate the harm to us from the interruption of the manufacturing of our largest selling products caused by certain events, the loss of a manufacturer could still cause a reduction in our sales, margins and market share, as well as harm our overall business and financial results.
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
We could experience difficulties in obtaining supplies of RESTYLANE® , PERLANE®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM.
     The manufacturing process to create bulk non-animal stabilized hyaluronic acid necessary to produce RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM products is technically complex and requires significant lead-time. Any failure by us to accurately forecast demand for finished product could result in an interruption in the supply of RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM products and a resulting decrease in sales of the products.
     We depend exclusively on Q-Med for our supply of RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM products. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a long-term license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale, which would materially and adversely affect our results of operations.

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
     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our prescription products, consistent with prescriptions written by licensed health care providers. Because many of our prescription products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce. From time to time, we may enter into business arrangements (e.g., loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators.
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
     As discussed in our Form 10-K/A for the year ended December 31, 2007 filed with the SEC on November 10, 2008, and in Note 2 to our consolidated financial statements therein, we determined that our consolidated financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 should be restated due to an error in our interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as it applies to a component of our sales return reserve calculations. As a result of the restatement, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur accounting and legal costs as noted below.

•	As a result of the restatement, we have been named in a number of lawsuits as discussed in Item 3 of Part I of this report, “Legal Proceedings” and Note 14, “Commitments and Contingencies.” The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

•	On January 21, 2009, we received a letter from a stockholder demanding that our Board of Directors take certain actions, including potentially legal action, in connection with the restatement of our consolidated financial statements in 2008, and threatening to pursue a derivative claim if our Board of Directors does not comply with the stockholder’s demands. We may receive similar letters from other stockholders. Our Board of Directors is reviewing the letter and has established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee does conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in our best interest to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board any other appropriate action to be taken. The ultimate outcome of these potential actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.
In 2008, management identified a material weakness in our internal control over financial reporting with respect to our accounting for sales return reserves. Although as of December 31, 2008 management determined that the material weakness identified in 2008 had been remediated, management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.
     In connection with the restatement of our consolidated financial statements in 2008, management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 as it applies to the calculation of sales return reserves. Management took steps to remediate the material weakness in our internal control over financial reporting and, as of December 31, 2008, management determined that the material weakness identified in 2008 had been remediated. There can be no assurance, however, that additional material weaknesses will not be identified in the future.

     Any failure to remedy additional deficiencies in our internal control over financial reporting that may be discovered in the future could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over our financial reporting is effective and, moreover, affect the results of our independent registered public accounting firm’s attestation report regarding our management’s assessment. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies and could cause investors to lose confidence in our reported financial information, which could have an adverse effect on the trading price of our common stock.
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
Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the end of 2008 and that remain unresolved.
Item 2. Properties
     During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We occupied the new headquarter office space, which is located approximately one mile from our previous headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. There is no cash obligation for lease payments until May 2009. We obtained possession of the leased premises and therefore began accruing rent expense during the first quarter of 2008. The term of the lease is twelve years. The average annual expense under the amended lease agreement is approximately $3.9 million. During the first quarter of 2008, we received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease. In 2008, upon vacating our previous headquarters facility, we recorded a charge for the estimated remaining net cost for the lease, net of potential sublease income, of $4.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingent Convertible Senior Notes and Other Long-Term Commitments.
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
     Rent expense was approximately $9.4 million, $2.5 million and $2.2 million for 2008, 2007 and 2006, respectively. Rent expense for 2008 includes a $4.8 million charge for the estimated remaining net cost for our previous headquarters facility lease, net of potential sublease income.
Item 3. Legal Proceedings
     On January 13, 2009, we filed suit against Mylan, Matrix, Matrix Laboratories Inc., Sandoz, and Barr (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of our ‘838 Patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief we requested includes a request for a permanent injunction preventing Defendants from infringing the ‘838 patent by selling generic versions of SOLODYN®.
     On January 21, 2009, we received a letter from a stockholder demanding that our Board of Directors take certain actions, including potentially legal action, in connection with the restatement of our consolidated financial statements in 2008, and threatening to pursue a derivative claim if our Board of Directors does not comply with the stockholder’s demands. We may receive similar letters from other stockholders. Our Board of Directors is reviewing the letter and has established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee does conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in our best interest to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board any other appropriate action to be taken. The ultimate outcome of these potential actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.
     As discussed elsewhere in this Form 10-K, we restated our financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 in an amended Form 10-K/A for the year ended December 31, 2007 and amended Forms 10-Q/A for the quarterly periods ended March 31, 2008 and June 30, 2008, which were filed with the SEC on November 10, 2008. We discussed this matter with the SEC’s Division of Enforcement and cooperated fully with the SEC in connection with any questions they had. Consistent with good corporate governance, the Audit Committee of our Board of Directors, working with its independent counsel and forensic accountants, conducted an independent inquiry into the matters giving rise to our need to restate our financial statements (the “Internal Inquiry”). After completing the Internal Inquiry, the Audit Committee concluded that the need to restate our consolidated financial statements was not the result of any fraud or intentional wrongdoing on the part of any of our directors, officers or other employees. The Audit Committee also noted that our independent registered public accounting firm, Ernst & Young LLP, was aware of and discussed with us on several occasions in the past our methodology of accounting for sales return reserves. Neither the Company nor Ernst & Young LLP had previously identified the misinterpretation and misapplication of generally accepted accounting principles with respect to our sales return reserves prior to the PCAOB review, and Ernst & Young LLP expressed unqualified opinions on our consolidated financial statements and our internal control over financial reporting for each of the now-restated annual and transition periods.
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
     On April 30, 2008, we received notice from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo Israel”), a generic pharmaceutical company, that it had filed an ANDA with the FDA for a generic version of our VANOS® fluocinonide cream 0.1%. Perrigo Israel’s notice indicated that it was challenging only one of the two patents that we listed with the FDA for VANOS® Cream. On June 6, 2008, we filed a complaint for patent infringement against Perrigo Israel and its domestic corporate parent Perrigo Company in the United States District Court for the Western District of Michigan, Civil Action No. 1:08-cv-0539-PLM. The complaint asserts that Perrigo Israel and Perrigo Company have infringed both of our patents for VANOS® Cream (United States Patent Nos. 6,765,001 and 7,220,424). Perrigo Israel and Perrigo Company filed a joint Answer on November 4, 2008. The Court has scheduled a joint status conference for March 20, 2009.
     On January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that our ‘838 Patent related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit. On November 26, 2008, we entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX. In connection with the License and Settlement Agreement, Medicis and IMPAX agreed to terminate all legal disputes between them relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreements, IMPAX has confirmed that Medicis’ patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #90-024.
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
     On May 25, 2006, Prasco Laboratories of Cincinnati, Ohio filed suit against Imaginative Research Associates (“IRA”) and us seeking a declaration that Prasco’s Oscion product does not infringe certain patents owned by us or by IRA. We and IRA moved to dismiss that suit on the grounds that the court had no jurisdiction under the Declaratory Judgment Act to hear the case. The court granted our motion and dismissed the case. Prasco has appealed and the appeal is pending before the U.S. Court of Appeals for the Federal Circuit. The case was argued to the U.S. Court of Appeals on April 10, 2008. The Court of Appeals affirmed the decision to dismiss the case, and this matter is closed.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, in the three months ended December 31, 2008.
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

			DIVIDENDS
	HIGH	LOW	DECLARED

FISCAL YEAR ENDED DECEMBER 31, 2008
First Quarter	$27.02	$18.51	$0.04
Second Quarter	24.49	18.84	0.04
Third Quarter	22.10	13.60	0.04
Fourth Quarter	15.19	9.66	0.04

FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter	$39.94	$30.11	$0.03
Second Quarter	34.35	29.70	0.03
Third Quarter	31.48	26.65	0.03
Fourth Quarter	32.18	25.37	0.03
     On February 24, 2009, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $12.20 per share. As of such date, there were approximately 188 holders of record of Class A common stock.
Dividend Policy
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $37.2 million on our common stock. In addition, on December 17, 2008, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on January 30, 2009 to our stockholders of record at the close of business on January 2, 2009. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
     Our 1.5% Contingent Convertible Senior Notes due 2033 require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made. As of December 31, 2008, $181,000 of our 1.5% Contingent Convertible Senior Notes was outstanding.
Recent Sales of Unregistered Securities
     None.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2008, about compensation plans under which shares of our common stock may be issued to employees, consultants or non-employee directors of our board of directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans include our 2006 Incentive Plan, our 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, in which all of our employees and non-employee directors are eligible to participate, and our 2002 Stock Option Plan, in which our employees are eligible to participate but our non-employee directors and officers may not participate. Restricted stock grants may only be made from our 2006 and 2004 Plans. No further shares are available for issuance under the 2001 Senior Executive Restricted Stock Plan.

				Number of securities
				remaining available for
		Number of Securities	Weighted-average	future issuance under
		to be issued upon	exercise	equity compensation
		exercise of	price of outstanding	plans (excluding
		outstanding options,	options, warrants and	securities reflected in
		warrants and rights	rights	column a)
Plan Category	Date	(a)	(b)	(c)
Plans approved by stockholders(1)	12/31/2008	8,189,458	$27.40	2,380,544

Plans not approved by stockholders(2)	12/31/2008	3,722,750	$29.07	0

Total		11,912,208	$27.98	2,380,544

(1)	Represents options outstanding and shares available for future issuance under the 2006 Incentive Plan. Also includes options outstanding under the 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, which have been terminated as to future grants.

(2)	Represents the 2002 Stock Option Plan, which was implemented by our board in November 2002. The 2002 Plan was terminated on May 23, 2006 as part of the stockholders’ approval of the 2006 Incentive Plan, and no options can be granted from the 2002 Plan after May 23, 2006. Options previously granted from this plan remain outstanding and continue to be governed by the rules of the plan. The 2002 Plan was a non-stockholder approved plan under which non-qualified incentive options have been granted to our employees and key consultants who are neither our executive officers nor our directors at the time of grant. The board authorized 6,000,000 shares of common stock for issuance under the 2002 Plan. The option price of the options is the fair market value, defined as the closing quoted selling price of the common stock on the date of the grant. No option granted under the 2002 Plan has a term in excess of ten years, and each will be subject to earlier termination within a specified period following the optionee’s cessation of service with us. As of December 31, 2008, the weighted average term to expiration of these options is 4.6 years. Each granted option vests in one or more installments over a period of five years. However, the options will vest on an accelerated basis in the event we experience a change of control (as defined in the 2002 Plan).
     As of February 24, 2009, there were 10,638,017 shares subject to issuance upon exercise of outstanding options or awards under all of our equity compensation plans, at a weighted average exercise price of $27.97, and with a weighted average remaining life of 3.4 years. In addition, as of February 24, 2009, there were 1,186,989 unvested shares of restricted stock outstanding under all of our equity compensation plans. As of February 24, 2009, there were 2,450,194 shares available for future issuance under those plans.
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
Item 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for the year ended December 31, 2008, 2007, 2006 and 2005. The data for the year ended December 31, 2008, 2007 and 2006 is derived from our audited consolidated financial statements and accompanying notes, while the data for the year ended December 31, 2005 is derived from our unaudited consolidated financial statements. The comparability of the periods presented is impacted by certain product rights and business acquisitions and dispositions. Gross profit does not include amortization of our intangible assets.

	Year		Year		Year	Year
	Ended		Ended		Ended	Ended
	Dec. 31, 2008		Dec. 31, 2007		Dec. 31, 2006	Dec. 31, 2005
						(unaudited)
	(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$500,977		$441,868		$377,548	$306,735
Net contract revenues	16,773		15,526		15,617	46,002

Net revenues	517,750		457,394		393,165	352,737
Gross profit (a)	479,036		401,284		347,059	297,000
Operating expenses:
Selling, general and administrative	279,768	(b)	242,633	(f)	202,457 (h)	146,158	(j)
Impairment of intangible assets	—		4,067		52,586	9,171
Research and development	99,916	(c)	39,428	(g)	161,837 (i)	42,903	(k)
In-process research and development	30,500	(d)	—		—	—
Depreciation and amortization	27,698		24,548		23,048	24,548

Total operating expenses	437,882		310,676		439,928	222,780

Operating income (loss)	41,154		90,608		(92,869)	74,220
Other:
Other (expense) income, net	(15,470	)(e)	—		—	59,801	(l)
Interest and investment income (expense), net	16,722		28,372		20,147	5,804
Income tax (expense) benefit	(32,130)		(48,544)		24,570	(49,551)

Net income (loss)	$10,276		$70,436		$(48,152)	$90,274

Basic net income (loss) per share	$0.18		$1.26		$(0.88)	$1.66

Diluted net income (loss) per share	$0.18		$1.08		$(0.88)	$1.39	(m)

Cash dividend declared per common share	$0.16		$0.12		$0.12	$0.12

Basic common shares outstanding	56,567		55,988		54,688	54,290

Diluted common shares outstanding	57,323		71,246		54,688	69,558	(m)

(a)	Amounts exclude $21.5 million, $21.6 million, $20.0 million and $21.6 million of amortization expense related to acquired intangible assets for the year ended December 31, 2008, 2007, 2006 and 2005, respectively.

(b)	Includes approximately $16.3 million of compensation expense related to stock options and restricted stock and $4.8 million of lease exit costs related to our previous headquarters facility.

(c)	Includes $40.0 million paid to IMPAX related to a development agreement and $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN® and approximately $0.3 million of compensation expense related to stock options and restricted stock.

(d)	In-process research and development expense of $30.5 million is related to our acquisition of LipoSonix.

(e)	Represents a $9.1 million reduction in the carrying value of our investment in Revance as a result of a reduction in the net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008, and a $6.4 million other-than-temporary impairment loss recognized related to our auction-rate securities investments.

(f)	Includes approximately $21.0 million of compensation expense related to stock options and restricted stock, $2.2 million of professional fees related to a strategic collaboration with Hyperion Therapeutics, Inc. and $1.3 million of professional fees related to a strategic collaboration agreement with Revance.

(g)	Includes approximately $8.0 million related to our option to acquire Revance or to license Revance’s product currently under development and approximately $0.1 million of compensation expense related to stock options and restricted stock.

(h)	Includes approximately $24.5 million of compensation expense related to stock options and restricted stock, $10.2 million related to a loss contingency for a legal matter and $1.8 million related to a settlement of a dispute related to our merger with Ascent.

(i)	Includes approximately $125.2 million paid to Ipsen related to the RELOXIN® development and distribution agreement and approximately $1.6 million of compensation expense related to stock options and restricted stock.

(j)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $6.0 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended June 30, 2005 and three months ended September 30, 2005.

(k)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(l)	Represents a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a termination fee paid to an investment banker and the expensing of accumulated transactions costs of $27.0 million, and integration costs incurred during the three months ended December 31, 2005 of $3.7 million.

(m)	Diluted net income per common share for the unaudited year ended December 31, 2005 was calculated by using the average of the periodic diluted common shares outstanding during the year. For the period from January 1, 2005 to June 30, 2005, diluted common shares outstanding was calculated using APB Opinion No. 25, while for the period from July 1, 2005 to December 31, 2005, diluted common shares outstanding was calculated using SFAS 123R. The Company adopted SFAS No. 123R effective July 1, 2005.

     The cash flow data for the year ended December 31, 2005 is unaudited.

	December 31,
	2008		2007	2006		2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$343,885	(a)	$794,680	$554,261	(b)	$742,532
Working capital	307,635		422,971	323,070		630,951
Long-term investments	55,333		17,072	130,290		—
Total assets	973,434		1,213,411	1,122,720		1,196,354
Current portion of long-term debt	—		283,910	169,155		—
Long-term debt	169,326		169,145	283,910		453,065
Stockholders’ equity	603,694		583,301	475,520		481,751

	Year Ended
	Dec. 31, 2008		Dec. 31, 2007		Dec. 31, 2006		Dec. 31, 2005
							(unaudited)
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$45,770	(c)	$158,944	(d)	$(40,963	)(e)	$232,506 (f)
Net cash (used in) provided by investing activities	220,091	(g)	(269,486	)(h)	(216,915)		187,994
Net cash provided by (used in) by financing activities	(287,314	)(i)	14,470		14,278		(5,137)

(a)	Decrease in cash, cash equivalents and short-term investments from December 31, 2007 to December 31, 2008 primarily due to the repurchase of $283.7 million of our 1.5% Contingent Convertible Senior Notes, our $150.0 million acquisition of LipoSonix, $40.0 million paid to IMPAX related to a development agreement, $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN®, and payments totaling $87.8 million for income taxes during 2008.

(b)	Decrease in cash, cash equivalents and short-term investments from December 31, 2005 to December 31, 2006 primarily due to payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of RELOXIN®, payment of the $27.4 million contingent payment related to the merger with Ascent, and payments totaling $35.7 million for income taxes during 2006. In addition, approximately $130.3 million of our available-for-sale investments have been treated as long-term assets as of December 31, 2006, based on their expected maturities.

(c)	Net cash provided by operating activities for the year ended December 31, 2008 included $40.0 million paid to IMPAX related to a development agreement and $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN®.

(d)	Net cash provided by operating activities for the year ended December 31, 2007 is net of $8.0 million of the $20.0 million payment to Revance, representing the residual value of the option to acquire Revance or to license Revance’s product currently under development, included in research and development expense.

(e)	Net cash used in operating activities for the year ended December 31, 2006 included payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of RELOXIN®.

(f)	Net cash provided by operating activities for the year ended December 31, 2005 included a $90.5 million termination received from Inamed related to the termination of a proposed merger.

(g)	Net cash provided by investing activities for the year ended December 31, 2008 is net of $150.0 million of cash used for our acquisition of LipoSonix.

(h)	Net cash used in investing activities for the year ended December 31, 2007 includes a $12.0 million investment in Revance, representing the fair value of the investment in Revance at the time of the investment.

(i)	Net cash used in financing activities for the year ended December 31, 2008 includes the repurchase of $283.7 million of our 1.5% Contingent Convertible Senior Notes.
     The following table sets forth selected consolidated financial data for the Transition Period, the corresponding six-month period in 2004, and the year ended June 30, 2005 and 2004. The data for the Transition Period and the year ended June 30, 2005 and 2004 is derived from our audited consolidated financial statements and accompanying notes, while the data for the six-month period ended December 31, 2004 is derived from our unaudited consolidated financial statements. The comparability of the periods presented is impacted by certain product rights and business acquisitions and dispositions. Gross profit does not include amortization of our intangible assets.

	Transition		Six Months		Fiscal Year Ended
	Period Ended		Ended		June 30,
	Dec. 31, 2005		Dec. 31, 2004		2005		2004
			(unaudited)
	(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$156,963		$144,116		$293,888		$303,056
Net contract revenues	8,385		34,168		71,785		12,115

Net revenues	165,348		178,284		365,673		315,171
Gross profit (a)	139,583		148,859		307,548		263,994
Operating expenses:
Selling, general and administrative	78,535	(b)	63,305	(e)	130,927	(g)	114,231
Impairment of intangible assets	9,171		—		—		—
Research and development	22,367	(c)	45,140	(f)	65,676	(h)	16,494 (i)
Depreciation and amortization	12,420		10,222		22,350		16,794

Total operating expenses	122,493		118,667		218,953		147,519

Operating income	17,090		30,192		88,595		116,475
Other:
Other income, net	59,801	(d)	—		—		—
Interest and investment income (expense), net	4,726		(248)		830		(758)
Loss on early extinguishment of debt	—		—		—		(58,660)
Income tax expense	(29,811)		(10,377)		(30,996)		(21,877)

Net income	$51,806		$19,567		$58,429		$35,180

Basic net income per share	$0.95		$0.35		$1.06		$0.63

Diluted net income per share	$0.79		$0.32		$0.92		$0.58

Cash dividend declared per common share	$0.06		$0.06		$0.12		$0.10

Basic common shares outstanding	54,323		55,972		55,196		55,618

Diluted common shares outstanding	69,772		72,160		70,909		72,481

(a)	Amounts exclude $10.9 million, $8.9 million, $19.6 million and $14.9 million for amortization expense related to acquired intangible assets in the Transition Period, the six months ended December 31, 2004, fiscal 2005 and 2004, respectively.

(b)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $0.7 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended September 30, 2005.

(c)	Includes approximately $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(d)	Represents a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a termination fee paid to an investment banker and the expensing of accumulated transactions costs of $27.0 million, and integration costs incurred during the three months ended December 31, 2005 of $3.7 million.

(e)	Includes approximately $1.3 million of professional fees related to research and development collaborations with Ansata and Q-Med.

(f)	Includes $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of RESTYLANE SUBQTM.

(g)	Includes approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed, and approximately $1.3 million of professional fees related to research and development collaborations with AAIPharma, Ansata and Q-Med.

(h)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of RESTYLANE SUBQTM.

(i)	Includes approximately $2.4 million paid to Dow for a research and development collaboration.
     The cash flow data for the six months ended December 31, 2004, is unaudited.

	June 30,
	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$603,568	$634,040
Working capital	530,850	604,564
Total assets	1,095,087	1,116,396
Long-term debt	453,065	453,067
Stockholders’ equity	416,891	492,892

			Six Months
	Transition		Ended	Fiscal Year Ended June 30,
	Period		Dec. 31, 2004	2005	2004
			(unaudited)
			(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$147,990	(a)	$45,465	$129,981	$127,964
Net cash provided by (used in) investing activities	123,665		76,158	140,487	(166,341)
Net cash (used in) provided by financing activities	(2,792)		(137,447)	(139,793)	40,621

(a)	Net cash provided by operating activities for the Transition Period included a $90.5 million termination fee received from Inamed related to the termination of a proposed merger.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations, as well as discusses our critical accounting policies and estimates. You should read the following discussion and analysis together with our consolidated financial statements, including the related notes, which are included in this Form 10-K. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Risk Factors” in Item 1A of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report. Our MD&A is composed of four major sections; Executive Summary, Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies and Estimates.
Restatement
     On November 10, 2008, we restated our financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 in our amended Form 10-K/A for the year ended December 31, 2007 and our amended Forms 10-Q/A for the quarterly periods ended March 31, 2008 and June 30, 2008.
     The restatement principally related to an error in our interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as it applied to a component of our sales return reserve calculations. During the third quarter of 2008, management commenced a review and analysis of its accounting for sales return reserves after the Public Company Accounting Oversight Board’s (the “PCAOB”) inspection of our independent public accounting firm’s, Ernst & Young LLP’s, audit of our 2007 financial statements. Based on the PCAOB inspection, Ernst & Young LLP informed management that the method of accounting for returns of short dated and expired goods in the periods covered by the financial statements was not in conformity with generally accepted accounting principles, as the returns for expired product did not qualify for warranty or exchange accounting and, accordingly, under SFAS 48, the Company should have deferred the full sales price of the product for the amount of estimated returns. Management conducted a review of whether the reserve complied with SFAS 48 and whether the amounts involved were material under SAB 99 and SAB 108 for one or more periods. Management determined that there was an error in our interpretation and application of SFAS 48 and that the adjustments necessary to properly state the sales returns reserve were material for the annual, transition, and quarterly periods in fiscal 2003 through 2007 and the first and second quarters of 2008. Accordingly, management recommended to the Audit Committee that a restatement was required.
     Our prior accounting method with respect to sales return reserves accrued estimated future returns of short-dated and expired products, which were expected to be replaced with similar products, at replacement cost, based on our view of the economic impact of returns on our business, rather than deferring the gross sales price. The replacement of short-dated and expired products, which was treated as a warranty or an exchange, was reserved for based on the estimated cost associated with the exchange. In the course of our review and analysis, we determined that, although the exchanged product was similar, it was not of the same quality, strictly due to dating, as we were replacing nearly-expired or expired product with newer, fresher product. Therefore, in accordance with SFAS 48, we revised our reserve calculations to defer the gross sales value of the estimated product returns that were expected to be replaced with similar products. The revised reserve calculations were developed based on conditions that existed at the end of each reporting period and in certain cases were revised based on the Company’s actual return experience. Additionally, because of the impact of the changes in the sales returns reserve, we recorded adjustments to certain managed care, Medicaid and consumer rebate accruals and also reflected the related income tax effects of these adjustments. In addition, related to the modification of the reserve calculation methodology, the reserve for estimated future returns was classified within current liabilities rather than as an allowance reducing accounts receivable.

     The restatement of our consolidated financial statements included other adjustments, including adjustments related to conforming our historical accounting policies to current accounting policies that were previously identified, but not previously recorded, as they were not material, either individually or in the aggregate. While none of these other adjustments were individually material, they were made as part of the restatement process. These other adjustments included the reclassification of certain amounts in prior year financial statements to conform to the 2007 financial statement presentation, including the reclassification of donated product to charitable organizations from selling, general and administrative expenses to cost of product revenues.
     Throughout the following MD&A, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
Executive Summary
     We are a leading independent specialty pharmaceutical company focused primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological, aesthetic and podiatric conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions and began commercial efforts in Europe with our acquisition of LipoSonix in July 2008. We offer a broad range of products addressing various conditions or aesthetics improvements, including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. Our non-acne dermatological product lines include LOPROX®, PERLANE®, RESTYLANE® and VANOS®. Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements, and LipoSonix revenues.
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
Key Aspects of Our Business
     We derive a majority of our revenue from our primary products: PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. We believe that sales of our primary products will constitute a significant portion of our revenue for 2009.
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
     We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data and, coupled with certain proprietary information, prepare demand forecasts that are the basis for our purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for our products. Overestimates of demand and sudden changes in market conditions may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.
     We schedule our inventory purchases to meet anticipated customer demand. As a result, miscalculation of customer demand or relatively small delays in our receipt of manufactured products could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term.
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65-75% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have recently entered into distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our prescription products, consistent with prescriptions written by licensed health care providers. Because many of our prescription products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce. From time to time we may enter into business arrangements (e.g. loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators.
     Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel.

     As described in more detail below, the following significant events and transactions occurred during 2008, and affected our results of operations, our cash flows and our financial condition:
•	Reduction in the carrying value of our investment in Revance;

•	Acceptance of RELOXIN® BLA by the FDA;

•	Repurchase of our 1.5% Contingent Convertible Senior Notes Due 2033;

•	Acquisition of LipoSonix;

•	Lease exit costs related to our previous headquarters facility;

•	Strategic collaboration with IMPAX; and

•	Other-than-temporary impairment of auction rate securities investments.
Reduction in the carrying value of our investment in Revance
     On December 11, 2007, we announced a strategic collaboration with Revance, a privately-held, venture-backed development-stage company, whereby we made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon our exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for our $20.0 million payment, we received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million is expected to be used by Revance primarily for the development of the product. Approximately $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in our consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the three months ended December 31, 2007.
     We estimate the net realizable value of the Revance investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). The amount or our investment that will be expensed periodically is uncertain due to the timing of Revance’s expenditures for research and development of the product, and any charges will not be immediately, if ever, deductible for income tax purposes and will increase our effective tax rate. Further equity investments, if any, will also be subject to the same accounting treatment as our original equity investment.
     During 2008, we reduced the carrying value of our investment in Revance and recorded a related charge to earnings of approximately $9.1 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008.
Acceptance of RELOXIN® BLA by the FDA
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen, whereby Ipsen granted to one of our wholly-owned subsidiaries the rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan.
     In May 2008, the FDA accepted the filing of Ipsen’s BLA for RELOXIN®, and in accordance with the agreement, we paid Ipsen $25.0 million during the three months ended June 30, 2008 upon achievement of this milestone. The $25.0 million was recognized as a charge to research and development expense in our consolidated statement of operations during the three months ended June 30, 2008.

     Additionally, during the three months ended December 31, 2008, we paid Ipsen $1.5 million upon the successful completion of an additional regulatory milestone. The $1.5 million was recognized as a charge to research and development expense in our consolidated statement of operations during the three months ended December 31, 2008.
     We will pay Ipsen an additional $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan.
Repurchase of our 1.5% Contingent Convertible Senior Notes Due 2033
     In accordance with the terms of our 1.5% Contingent Convertible Senior Notes Due 2033 (the “New Notes”), holders of the New Notes were able to require us to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Prior to June 4, 2008, approximately $283.9 million in principal amount of the New Notes was outstanding. Holders of approximately $283.7 million of New Notes elected to require us to repurchase their New Notes on June 4, 2008. We paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require us to repurchase their New Notes. We also were required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of December 31, 2008.
Acquisition of LipoSonix
     On July 1, 2008, we, through our wholly-owned subsidiary Donatello, Inc., acquired LipoSonix, an independent, privately-held company that employs a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix is a medical device company developing non-invasive body sculpting technology, and recently launched its first product in Europe, where it is being marketed and sold through distributors. The LipoSonix technology is currently not approved for sale or use in the U.S. Under terms of the transaction, we paid $150.0 million in cash for all of the outstanding shares of LipoSonix. In addition, we will pay LipoSonix stockholders certain milestone payments up to an additional $150.0 million upon FDA approval of the LipoSonix technology and if various commercial milestones are achieved on a worldwide basis. As part of the acquisition of LipoSonix, the estimated fair value of LipoSonix’ in-process research and development was determined to be $30.5 million. This $30.5 million amount was recognized as in-process research and development expense during the three months ended September 30, 2008. The operating results of LipoSonix for the six months ended December 31, 2008 are included in our consolidated statement of operations for the full six-month period, as the acquisition closed on July 1, 2008. The operating results of LipoSonix are not included in our consolidated statement of operations for any other periods.
Lease exit costs related to our previous headquarters facility
     In connection with occupancy of our new headquarter office, we ceased use of the prior headquarter office, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. Under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. In accordance with SFAS 146, we recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008 consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. No costs related to this lease were recorded during the three months ended December 31, 2008. These amounts were recorded as selling, general and administrative expenses in our consolidated statements of operations.
Strategic collaboration with IMPAX
     On November 26, 2008, we entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX. In connection with the License and Settlement Agreement, we and IMPAX agreed to terminate all legal disputes between us relating to SOLODYN®. Additionally, under terms of the License and

Settlement Agreement, IMPAX confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #90-024. Under the terms of the License and Settlement Agreement, IMPAX has a license to market its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® intellectual property rights belonging to us upon the occurrence of specific events. Upon launch of its generic formulations of SOLODYN®, IMPAX may be required to pay us a royalty, based on sales of those generic formulations by IMPAX under terms described in the License and Settlement Agreement. Under the Joint Development Agreement, we and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, we made an initial payment of $40.0 million upon execution of the agreement. In addition, we are required to pay up to $23.0 million upon successful completion of certain clinical and commercial milestones. We will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by us upon approval by the FDA. We will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA. The $40.0 million payment was recognized as a charge to research and development expense during the three months ended December 31, 2008.
Other-than-temporary impairment of auction rate securities investments
     As of December 31, 2008, our investments included auction rate floating securities with a fair value of $38.2 million. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments, which is reflected as a charge to other expense during the three months ended December 31, 2008.
Global economic conditions
     Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by consumers. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs, and the liquidity and financial condition of our customers.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Year	Year	Year
	Ended	Ended	Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2008(a)	2007(b)	2006(c)
Net revenues	100.0%	100.0%	100.0%
Gross profit (d)	92.5	87.7	88.3
Operating expenses	84.6	67.9	111.9

Operating income (loss)	7.9	19.8	(23.6)
Other expense	(3.0)	—	—
Interest and investment income (expense), net	3.3	6.2	5.1

Income (loss) before income tax (expense) benefit	8.2	26.0	(18.5)
Income tax (expense) benefit	(6.2)	(10.6)	6.3

Net income (loss)	2.0%	15.4%	(12.2)%

(a)	Included in operating expenses is $40.0 million (7.8% of net revenues) paid to IMPAX related to a development agreement, $30.5 million (5.9% of net revenues) of acquired in-process research and development expense related to our acquisition of LipoSonix, $25.0 million (4.9% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN®, $16.6 million (3.2% of net revenues) of compensation expense related to stock options and restricted stock and $4.8 million (0.9% of net revenues) of lease exit costs related to our previous headquarters facility.

(b)	Included in operating expense is $21.1 million (4.6% of net revenues) of share-based compensation expense, $9.3 million (2.0% of net revenues) related to our option to acquire Revance or to license Revance’s product currently under development (including $1.3 million of professional fees incurred related to the agreement), $4.1 million (0.9% of net revenues) for the write-down of an intangible asset related to OMNICEF® and $2.2 million (0.5% of net revenues) of professional fees related to a strategic collaboration with Hyperion.

(c)	Included in operating expenses is $125.2 million (31.8% of net revenues) related to our development and distribution agreement with Ipsen for the development of RELOXIN®, $52.6 million (13.4% of net revenues) for the write-down of intangible assets, $26.1 million (6.6% of net revenues) of share-based compensation expense, $10.2 million (2.6% of net revenues) related to a loss contingency for a legal matter and $1.8 million (0.5% of net revenues) related to a settlement of a dispute related to our merger with Ascent.

(d)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Net Revenues
     The following table sets forth the net revenues for the year ended December 31, 2008 and the year ended December 31, 2007, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2008	2007	$ Change	% Change

Net product revenues	$501.0	$441.9	$59.1	13.4%
Net contract revenues	16.8	15.5	1.3	8.0%

Total net revenues	$517.8	$457.4	$60.4	13.2%

	2008	2007	$ Change	% Change

Acne and acne-related dermatological products	$325.0	$243.4	$81.6	33.5%
Non-acne dermatological products	148.0	172.9	(24.9)	(14.4)%
Non-dermatological products (including contract revenues)	44.8	41.1	3.7	9.0%

Total net revenues	$517.8	$457.4	$60.4	13.2%

			Percentage
			Point
	2008	2007	Change

Acne and acne-related dermatological products	62.8%	53.2%	9.6
Non-acne dermatological products	28.6%	37.8%	(9.2)
Non-dermatological products (including contract revenues)	8.6%	9.0%	(0.4)

Total net revenues	100.0%	100.0%

     Our total net revenues increased during 2008 primarily as a result of an increase in sales of SOLODYN®. Net revenues associated with our acne and acne-related dermatological products increased by $81.6 million, or 33.5%, and by 9.6 percentage points as a percentage of net revenues during 2008 as compared to 2007 primarily as a result of the increased sales of SOLODYN®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by 14.4% during 2008 as compared to 2007. This decrease is a result of the non-acne dermatological product category being more sensitive to weakness in the U.S. economy than the acne and acne-related dermatological product category. Net revenues associated with our non-dermatological products increased by $3.7 million, or 9.0%, during 2008 as compared to 2007, primarily due to an increase in sales of BUPHENYL® and AMMONUL® and an increase in contract revenue.

Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for 2008 and 2007 was approximately $21.5 million and $21.6 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for 2008 and 2007, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2008	2007	$ Change	% Change

Gross profit	$479.0	$401.3	$77.7	19.4%
% of net revenues	92.5%	87.7%
     The increase in gross profit during 2008, compared to 2007, was due to the increase in our net revenues and the increase in gross profit as a percentage of net revenues was primarily due to the different mix of high gross margin products sold during 2008 as compared to 2007. Increased sales of SOLODYN®, a higher margin product, during 2008, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues. In addition, gross margin for 2007 included a charge for the write-off of $6.1 million of certain inventories that, during the third quarter of 2007, were determined to be unsaleable, and a $2.5 million increase in our inventory valuation reserve recorded during 2007, as compared to a $2.4 million decrease in our inventory valuation reserve during 2008. The change in the inventory valuation reserve during 2008 was due to a decrease in the amount of inventory projected to not be sold by expiry dates.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2008 and 2007, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2008	2007	$ Change	% Change

Selling, general and administrative	$279.8	$242.6	$37.2	15.3%
% of net revenues	54.0%	53.0%
Share-based compensation expense included in selling, general and administrative	$16.3	$21.0	$(4.7)	(22.7)%
     The increase in selling, general and administrative expenses during 2008 from 2007 was attributable to approximately $19.0 million of increased personnel costs, primarily related to an increase in the number of employees from 472 as of December 31, 2007 to 587 as of December 31, 2008 and the effect of the annual salary increase that occurred during February 2008, $19.7 million of increased professional and consulting expenses, including costs related to patent litigation associated with our SOLODYN® product, business development costs, costs related to the restatement of our 2007 Form 10-K and our Form 10-Q’s for the first and second quarters of 2008 and the implementation of our new enterprise resource planning (ERP) system, and $4.8 million related to a lease retirement obligation recorded during the third quarter of 2008 related to our prior headquarters location, partially offset by a $4.5 million decrease in promotion costs and a $1.8 million decrease in other selling, general and administrative costs during 2008.
Impairment of Intangible Assets
     During the second quarter of 2007, an intangible asset related to OMNICEF® was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $4.1 million related to this intangible asset.

     Factors affecting the future cash flows of the OMNICEF® intangible asset included an early termination letter received during May 2007 from Abbott Laboratories, Inc. (“Abbott”), which transitioned our co-promotion agreement with Abbott for OMNICEF® into a two-year residual period, and competitive pressures in the marketplace, including generic competition.
Research and Development Expenses
     The following table sets forth our research and development expenses for 2008 and 2007 (dollar amounts in millions):

	2008	2007	$ Change	% Change
Research and development	$99.9	$39.4	$60.5	153.4%
Charges included in research and development	$65.0	$8.0	$57.0	708.1%
Share-based compensation expense included in research and development	$0.3	$0.1	$0.2	196.6%
     Included in research and development expenses for 2008 was a $40.0 million payment to IMPAX related to a development agreement and a $25.0 million milestone payment made to Ipsen after the FDA’s May 19, 2008 acceptance of the filing of Ipsen’s BLA for RELOXIN®. Included in research and development expense for 2007 was $8.0 million related to our option to acquire Revance or to license Revance’s product currently under development. The primary product under development during 2008 and 2007 was RELOXIN®. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
In-Process Research and Development Expense
     On July 1, 2008, we acquired LipoSonix, a medical device company developing non-invasive body sculpting technology. As part of the acquisition, we recorded a $30.5 million charge for acquired in-process research and development during the third quarter of 2008. No income tax benefit was recognized related to this charge. See Note 5 in our accompanying consolidated financial statements for further discussion on our acquisition of LipoSonix.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during 2008 increased $3.2 million, or 12.8%, to $27.7 million from $24.5 million during 2007. This increase was primarily due to amortization related to a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE® capitalized during the second quarter of 2007 and depreciation incurred in 2008 related to our new ERP system and our new headquarters facility.
Other Expense
     Other expense of $15.5 million recognized during 2008 represented a $9.1 million reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008, and a $6.4 million other-than-temporary impairment loss recognized related to our auction-rate securities investments.

Interest and Investment Income
     Interest and investment income during 2008 decreased $15.0 million, or 39.1%, to $23.4 million from $38.4 million during 2007, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during 2008. We expect interest and investment income to be lower in the first half of 2009 as compared to the first half of 2008 due to the decrease in funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008. See Note 13 in our accompanying consolidated financial statements for further discussion on the New Notes.
Interest Expense
     Interest expense during 2008 decreased $3.3 million, or 33.4%, to $6.7 million from $10.0 million during 2007. Our interest expense during 2008 and 2007 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the Old Notes and New Notes. The decrease in interest expense during 2008 as compared to 2007 was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, the fees and origination costs related to the issuance of the Old Notes becoming fully amortized during the second quarter of 2007, and the fees and origination costs related to the issuance of the New Notes becoming fully amortized during the second quarter of 2008. See Note 13 in our accompanying consolidated financial statements for further discussion on the Old Notes and New Notes. We expect interest expense to be lower in the first half of 2009 as compared to the first half of 2007 due to the impact of the repurchase of $283.7 million of our New Notes in June 2008 and the impact of the origination costs of the New Notes being fully amortized as of June 30, 2008.
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for 2008 and 2007 (dollar amounts in millions):

	2008	2007	$ Change	% Change

Income tax expense	$32.1	$48.5	$(16.4)	(33.8)%
Effective tax rate	75.8%	40.8%
     Income tax expense during 2008 was $32.1 million compared to income tax expense during 2007 of $48.5 million. Our effective tax rate was 75.8% for 2008 as compared to 40.8% for 2007. Our effective rate was higher during 2008 as compared to 2007 as no tax benefits were recorded related to the charge associated with the reduction in carrying value of our investment in Revance and on the in-process research and development charge related to our acquisition of LipoSonix. Without these charges, our effective tax rate for 2008 was 39.2%. The effective tax rate for 2007 of 40.8% includes a $3.3 million tax charge recorded during the fourth quarter of 2007 relating to a valuation allowance recorded against the deferred tax asset associated with the expensing of the option to acquire Revance or license Revance’s product that is under development. Without this charge, our effective tax rate for 2007 was 37.9%. As of December 31, 2008, the cumulative $18.1 million reduction in the carrying value of the Revance investment is currently an unrealized loss for tax purposes. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. The Company recorded a valuation allowance against the deferred tax asset associated with this unrealized tax loss to reduce the carrying value to $0, which is the amount that management believes is more likely than not to be realized.

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
     Income tax expense during 2007 was $48.5 million compared to an income tax benefit during 2006 of $24.6 million. The income tax benefit recorded in 2006 is primarily due to our pre-tax loss recognized during 2006. The effective tax rate for 2007 of 40.8% includes a $3.3 million tax charge recorded during the fourth quarter of 2007 relating to a valuation allowance recorded against the deferred tax asset associated with the expensing of the option to acquire Revance or license Revance’s product that is under development. The expense is currently an unrealized loss for tax purposes. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. The Company recorded a valuation allowance against the deferred tax asset associated with this unrealized tax loss to reduce the carrying value to $0, which is the amount that management believes is more likely than not to be realized. The effective tax rate for 2007 absent this $3.3 million charge is 37.9%.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the year ended December 31, 2008 and 2007, and selected balance sheet components as of December 31, 2008 and 2007 (dollar amounts in millions):

	2008	2007	$ Change	% Change
Cash provided by (used in):
Operating activities	$45.8	$158.9	$(113.1)	(71.2)%
Investing activities	220.1	(269.5)	489.6	181.7%
Financing activities	(287.3)	14.5	(301.8)	(2,085.6)%

	Dec. 31, 2008	Dec. 31, 2007	$ Change	% Change
Cash, cash equivalents and short-term investments	$343.9	$794.7	$(450.8)	(56.7)%
Working capital	307.6	423.0	(115.4)	(27.3)%
Long-term investments	55.3	17.1	38.2	224.1%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	0.2	283.9	(283.7)	(99.9)%
Working Capital
     Working capital as of December 31, 2008 and 2007 consisted of the following (dollar amounts in millions):

	Dec. 31, 2008	Dec. 31, 2007	$Change	% Change
Cash, cash equivalents and short-term investments	$343.9	$794.7	$(450.8)	(56.7)%
Accounts receivable, net	52.6	22.2	30.4	136.9%
Inventories, net	24.2	30.0	(5.8)	(19.3)%
Deferred tax assets, net	53.2	9.2	44.0	478.3%
Other current assets	19.6	18.0	1.6	8.9%

Total current assets	493.5	874.1	(380.6)	(43.5)%

Accounts payable	39.0	34.9	4.1	11.7%
Current portion of long-term debt	—	283.9	(283.9)	(100.0)%
Reserve for sales returns	59.6	68.8	(9.2)	(13.4)%
Income taxes payable	—	7.7	(7.7)	(100.0)%
Other current liabilities	87.3	55.8	31.5	56.5%

Total current liabilities	185.9	451.1	(265.2)	(58.8)%

Working capital	$307.6	$423.0	$(115.4)	(27.3)%

     We had cash, cash equivalents and short-term investments of $343.9 million and working capital of $307.6 million at December 31, 2008, as compared to $794.7 million and $423.0 million, respectively, at December 31, 2007. The decrease in cash, cash equivalents and short-term investments was primarily due to the repurchase of $283.7 million of our New Notes during June 2008, the $150.0 million acquisition of LipoSonix, and by a net transfer of $38.3 million of our short-term investments into long-term investments, partially offset by the generation of $45.8 million of operating cash flow during 2008. The decrease in working capital was primarily due to the $150.0 million acquisition of LipoSonix and a net transfer of $38.3 million of our short-term investments into long-term investments, partially offset by the generation of $45.8 million of operating cash flow during 2008.
     Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for dividends, milestone payments related to our product development collaborations, including $75.0 million that we will pay to Ipsen upon the FDA’s approval of RELOXIN®, strategic investments, acquisitions of companies or products complimentary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. In addition, we may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.
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
     As of December 31, 2008, our short-term investments included $38.2 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments.
     During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We occupied the new headquarter office space, which is located approximately one mile from our previous headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. There is no cash obligation for lease payments until 2009. We obtained possession of the leased premises and therefore began accruing rent expense during the first quarter of 2008. Rent expense recognized during 2008 related to this property was approximately $2.8 million. During the first quarter of 2008, we received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease. In 2008, upon vacating our previous headquarters facility, we recorded a charge for the estimated remaining net cost for the lease, net of potential sublease income, of $4.8 million. See “—Contingent Convertible Senior Notes and Other Long-Term Commitments.”
     During 2007, we began designing and implementing a new enterprise resource planning (ERP) system to integrate and improve the financial and operational aspects of our business. During 2007 and 2008, we paid approximately $9.5 million and $4.6 million, respectively, related to this project.

Operating Activities
     Net cash provided by operating activities during the year ended December 31, 2008 was approximately $45.8 million, compared to net cash provided by operating activities of approximately $158.9 million during the year ended December 31, 2007. The following is a summary of the primary components of cash provided by (used in) operating activities during the year ended December 31, 2008 and 2007 (in millions):

	2008	2007
Payment made to IMPAX related to development agreement	$(40.0)	$—
Payments made to Ipsen related to development of RELOXIN®	(25.0)	(29.1)
Payment made to Revance related to our option to acquire Revance or to license Revance’s product currently under development	—	(8.0)
Income taxes paid	(87.8)	(35.4)
Payment received from Hyperion related to strategic collaboration	—	10.0
Other cash provided by operating activities	198.6	221.4

Cash provided by operating activities	$45.8	$158.9

Investing Activities
     Net cash provided by investing activities during the year ended December 31, 2008 was approximately $220.1 million, compared to net cash used in investing activities during the year ended December 31, 2007 of $269.5 million. The change was primarily due to the net sales or purchases of our short-term and long-term investments during the respective periods. During 2008, $150.0 million was used for the acquisition of LipoSonix and during 2007, $29.1 million was paid to Q-Med upon the FDA’s approval of PERLANE® and $20.0 million was paid to Revance related to our investment in Revance ($12.0 million classified as a long-term asset, $8.0 million recognized as research and development expense).
Financing Activities
     Net cash used in financing activities during the year ended December 31, 2008 was $287.3 million, compared to net cash provided by financing activities of $14.5 million during the year ended December 31, 2007. Cash used in financing activities during 2008 included the repurchase of $283.7 million of New Notes during June 2008. Proceeds from the exercise of stock options were $4.8 million during 2008 compared to $19.7 million during 2007. Dividends paid during 2008 were $8.6 million compared to $6.8 million during 2007.
Contingent Convertible Senior Notes and Other Long-Term Commitments
     We have two outstanding series of Contingent Convertible Senior Notes, consisting of $169.2 million principal amount of 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”) and $0.2 million principal amount of 1.5% Contingent Convertible Senior Notes due 2033 (the “New Notes”). In accordance with the terms of our New Notes, holders of the New Notes were able to require us to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Prior to June 4, 2008, approximately $283.9 million in principal amount of the New Notes was outstanding. Holders of approximately $283.7 million of New Notes elected to require us to repurchase their New Notes on June 4, 2008. We paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require us to repurchase their New Notes. We also were required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of December 31, 2008.
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
     Except for the New Notes and Old Notes, we had only $14.5 million of long-term liabilities at December 31, 2008 and we had only $185.9 million of current liabilities at December 31, 2008. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
     We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004, but may be repaid by BioMarin at any time prior to the option purchase date. As of March 2, 2009, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
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
     As of December 31, 2008, approximately $4.0 million of lease exit costs remain accrued and are expected to be paid by December 2010 of which $1.9 million is classified in other current liabilities and $2.1 million is classified in other liabilities. Although we no longer use the facilities, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, we concluded it was probable we would be unable to reasonably obtain sublease rentals for the prior headquarters and therefore we would not be subleased for the remaining lease term. We will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
     The following is a summary of the activity in the liability for lease exit costs for the year ended December 31, 2008:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	Dec. 31, 2007	to Expense	Made	from Sublease	Dec. 31, 2008
Lease exit costs liability	$—	$4,812,928	$(816,826)	$—	$3,996,102

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
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $37.2 million on our common stock. In addition, on December 17, 2008, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on January 30, 2009 to our stockholders of record at the close of business on January 2, 2009. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
     As discussed in Note 12 to our consolidated financial statements, we adopted the provisions of SFAS No. 157 as of January 1, 2008. We determined that we utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $38.2 million at December 31, 2008. These securities were included in long-term investments at December 31, 2008. We also utilize unobservable (Level 3) inputs to value our investment in Revance, which totaled $2.9 million at December 31, 2008, and is included in other assets.
     Our auction rate floating securities are classified as available for sale securities and are reflected at fair value. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and have recorded an other-than-temporary impairment loss of $6.4 million during 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. Our estimate of fair value of our auction-rate floating securities was based on market information and estimates determined by our management, which could change in the future based on market conditions.
     In November 2008, we entered into a settlement agreement with the broker through which we purchased auction rate floating securities. The settlement agreement provides us with the right to put an auction rate floating security currently held by us back to the broker beginning on June 30, 2010. At December 31, 2008, we held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. We elected the irrevocable Fair Value Option treatment under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and adjusted the put option to fair value. We reclassified this auction rate floating security from available-for-sale to trading securities as of December 31, 2008, and future changes in fair value related to this investment and the related put right will be recorded in earnings.

Off-Balance Sheet Arrangements
     As of December 31, 2008, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
     The following table summarizes our significant contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes certain other purchase obligations as discussed below (in thousands):

	Payments Due By Period
			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More Than
	Total	1 Year	3 Years	5 Years	5 Years

Long-term debt	$169,326	$—	$—	$169,326	$—
Interest on long-term debt	99,439	4,231	8,463	8,463	78,282
Operating leases	53,417	4,906	10,337	8,582	29,592
Other purchase obligations and commitments	867	173	347	347	—

Total contractual obligations	$323,049	$9,310	$19,147	$186,718	$107,874

     The long-term debt consists of our Old Notes and New Notes. We may redeem some or all of the Old Notes and New Notes at any time on or after June 11, 2007 and June 11, 2008, respectively, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes and New Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2012 and 2017 and New Notes on June 4, 2013 and 2018, or upon a change in control, as defined in the indenture agreements governing the Old Notes and New Notes, at 100% of the principal amount of the Old Notes and New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. As of December 31, 2008, $169.1 million of the Old Notes and $0.2 million of New Notes were classified in the “More than 3 years and less than 5 years” category as the holders of the Old Notes and New Notes may require us to repurchase all or a portion of their Old Notes and New Notes on June 4, 2012, and June 4, 2013, respectively, each of which is more than 3 years but less than 5 years from the December 31, 2008 balance sheet date.
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
     We have committed to make potential future “milestone” payments to third-parties as part of certain product development and license agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement and timing of these milestones are not fixed or reasonably determinable, such contingencies have not been recorded on our consolidated balance sheets and are not included in the above table. The total amount of potential future milestone payments related to development and license agreements is approximately $398.2 million.
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
Items Deducted From Gross Revenue

     Provisions for estimated product returns, sales discounts and chargebacks are established as a reduction of product sales revenues at the time such revenues are recognized. Provisions for managed care and Medicaid rebates and consumer rebate and loyalty programs are established as a reduction of product sales revenues at the later of the date at which revenue is recognized or the date at which the sales incentive is offered in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). In addition, we defer revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand. These deductions from gross revenue are established by us as our best estimate based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. Our estimates of inventory in the distribution channel are based on inventory information reported to us by our major wholesale customers for which we have inventory management agreements, historical shipment and return information from our accounting records and data on prescriptions filled, which we purchase from IMS Health, Inc., one of the leading providers of prescription-based information. We regularly monitor internal as well as external data from our wholesalers, in order to assess the reasonableness of the information obtained from external sources. We also utilize projected prescription demand for our products, as well as, our internal information regarding our products. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, as a reserve within current liabilities, as an addition to accrued expenses, or as deferred revenue within current liabilities.
     We identify product returns by their manufacturing lot number. Because we manufacture in bulk, lot sizes can be large and, as a result, sales of any individual lot may occur over several periods. As a result, we are unable to specify if actual returns or credits relate to a sale that occurred in the current period or a prior period, and therefore, we cannot specify how much of the provision recorded relates to sales made in prior periods. However, we believe the process discussed above, including the tracking of returns by lot, and the availability of other internal and external data allows us to reasonably estimate the level of product returns, as well as estimate the level of expected credits associated with rebates or chargebacks.
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

     The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the years ended December 31, 2007 and 2008 (dollars in thousands):

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total

Balance at December 31, 2006	$87,412	$—	$1,701	$447	$6,111	$5,398	$101,069

Actual	(57,216)	—	(11,270)	(1,432)	(9,814)	(15,942)	(95,674)

Provision	38,591	1,907	10,080	1,305	8,584	25,289	85,756

Balance at December 31, 2007	$68,787	$1,907	$511	$320	$4,881	$14,745	$91,151

Actual	(50,042)	(2,387)	(12,268)	(2,001)	(17,230)	(49,462)	(133,390)

Provision	40,866	1,194	13,005	2,152	29,305	63,165	149,687

Balance at December 31, 2008	$59,611	$714	$1,248	$471	$16,956	$28,448	$107,448

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
     The provision for product returns was $40.9 million, or 6.2% of gross product sales, and $38.6 million, or 7.2% of gross product sales, for the years ended December 31, 2008 and 2007, respectively. The reserve for product returns was $59.6 million and $68.8 million as of December 31, 2008 and 2007, respectively. The decrease in the provision as a percentage of gross product sales and the reserve was primarily related to a reduction in product returns experienced during 2008 and lower levels of inventory in the distribution channel at December 31, 2008.
     If the amount of our estimated quarterly returns increased by 10.0 percent, our sales returns reserve at December 31, 2008 would increase by approximately $4.4 million and corresponding revenue would decrease by the same amount. Conversely, if the amount of our estimated quarterly returns decreased by 10.0 percent, our sales returns reserve at December 31, 2008 would decrease by approximately $4.4 million and corresponding revenue would increase by the same amount. We consider the sensitivity analysis of a 10.0 percent variance between estimated and actual sales returns to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our sales returns reserves.
     For newly-launched products, if the returns reserve percentage increased by one percentage point, our sales return reserve at December 31, 2008 would increase by approximately $3.2 million and corresponding revenue would decrease by the same amount. Conversely, if the returns reserve percentage decreased by one percentage point, our sales returns reserve at December 31, 2008 would have decreased by approximately $3.2 million and corresponding revenue would increase by the same amount.
     We also defer the recognition of revenue and related cost of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand. The distribution channel’s market demand requirement is estimated based on inventory information reported to us by our major wholesale customers for which we have inventory management agreements, who make up a significant majority of our total sales of inventory into the distribution channel. No adjustment is made for those customers who do not provide inventory information to us. Deferred product revenue net of the related cost of revenue associated with estimated excess inventory at wholesalers was approximately $0.7 million and $1.9 million as of December 31, 2008 and December 31, 2007, respectively.
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
     The provision for cash discounts was $13.0 million, or 2.0% of gross product sales, and $10.1 million, or 1.9% of gross product sales, for the years ended December 31, 2008 and 2007, respectively. The reserve for cash discounts was $1.2 million and $0.5 million as of December 31, 2008 and 2007, respectively. The increase in the provision was due to an increase in gross product sales. The balance in the reserve for sales discounts at the end of the fiscal year is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuations in the reserve for sales discounts between periods are normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.
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

     The provision for contract chargebacks was $2.2 million, or 0.3% of gross product sales, and $1.3 million, or 0.2% of gross product sales, for the years ended December 31, 2008 and 2007, respectively. The reserve for contract chargebacks was $0.5 million and $0.3 million as of December 31, 2008 and 2007, respectively. The increase in the provision and the reserve was due to an increase in the number of pricing contracts in place during the comparable periods.
Managed Care and Medicaid Rebates
     Rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. We record provisions for rebates based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel, and prescription trends. We continually monitor historical payment rates and actual claim data to ensure the liability is fairly stated.
     The provision for managed care and Medicaid rebates was $29.3 million, or 4.4% of gross product sales, and $8.6 million, or 1.6% of gross product sales, for the years ended December 31, 2008 and 2007, respectively. The reserve for managed care and Medicaid rebates was $17.0 million and $4.9 million as of December 31, 2008 and 2007, respectively. The increase in the provision was primarily due to an increase in the number of pricing contracts in place during the comparable periods related to SOLODYN®. The increase in the reserve is due to an increase in the amount of rebates outstanding at the comparable dates, due to the increase in the number of SOLODYN® pricing contracts in place.
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
     The provision for consumer rebates and loyalty programs was $63.2 million, or 9.6% of gross product sales, and $25.3 million, or 4.7% of gross product sales, for the years ended December 31, 2008 and 2007, respectively. The reserve for consumer rebates and loyalty programs was $28.4 million and $14.7 million as of December 31, 2008 and 2007, respectively. The increase in the provision and the reserve was primarily due to new consumer rebate programs initiated during 2008 related to our SOLODYN®, RESTYLANE® and PERLANE® products.
     If our 2008 estimates of rebate redemption rates or average rebate amounts for our consumer rebate programs changed by 10.0 percent, or our estimates of eligible procedures completed related to our customer loyalty programs were to change by 10.0 percent, our reserve for these items would be impacted by approximately $2.5 million and corresponding revenue would be impacted by the same amount. We consider the sensitivity analysis of a 10.0 percent variance in our estimated rebate redemption rates and average rebate amounts to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our reserve for consumer rebates and loyalty programs.
Use of Information from External Sources
     We use information from external sources to estimate our significant items deducted from gross revenues. Our estimates of inventory in the distribution channel are based on historical shipment and return information from our accounting records and data on prescriptions filled, which we purchase from IMS Health, Inc., one of the leading providers of prescription-based information. We regularly monitor internal data as well as external data from our wholesalers, in order to assess the reasonableness of the information obtained from external sources. We also utilize projected prescription demand for our products, as well as, written and oral information obtained from certain wholesalers with respect to their inventory levels and our internal information. We use the information from IMS Health, Inc. to project the prescription demand for our products. Our estimates are subject to inherent limitations pertaining to reliance on third-party information, as certain third-party information is itself in the form of estimates.

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
Share-Based Compensation
     As part of our adoption of SFAS No. 123R as of July 1, 2005, we were required to recognize the fair value of share-based compensation awards as an expense. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Increasing the weighted average volatility by 2.5 percent (from 0.35 — 0.38 percent to 0.375 — 0.405 percent) would have increased the fair value of stock options granted in 2008 to $9.51 per share. Conversely, decreasing the weighted average volatility by 2.5 percent (from 0.35 — 0.38 percent to 0.325 — 0.355 percent) would have decreased the fair value of stock options granted in 2008 to $8.59 per share. The expected life of the awards is based on historical experience of awards with similar characteristics. Stock option awards granted during 2008 have a stated term of 7 years, and the weighted average expected life of the awards was determined to be 7 years. Decreasing the weighted average expected life by 0.5 years (from 7.0 years to 6.5 years) would have decreased the fair value of stock options granted in 2008 to $8.75 per share. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts.
     The fair value of our restricted stock grants is based on the fair market value of our common stock on the date of grant discounted for expected future dividends.
     SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization after July 1, 2005 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of 2009 was immaterial.
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
Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. We could be required to expense previously capitalized costs related to pre-approval inventory if the probability of future commercial use and future economic benefit changes due to denial or delay of regulatory approval, a delay in commercialization, or other factors. Conversely, our gross margins could be favorably impacted if previously expensed pre-approval inventory becomes available and is used for commercial sale. As of December 31, 2008, there were $1.1 million of costs capitalized into inventory for products that have not yet received regulatory approval. We believe that it is probable that these products will receive regulatory approval and future revenues that exceed costs will be generated from the sale of the inventory.
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
     During 2008, we did not recognize an impairment charge as a result of our review of long-lived assets. During 2007 and 2006, impairment charges of $4.1 million and $52.6 million, respectively, were recognized related to our review of long-lived assets. During 2007, the remaining useful life of the intangible asset that was deemed to be impaired was reduced. During 2006, the remaining useful lives of two of the intangible assets that were deemed to be impaired were reduced. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for, and/or accelerate amortization of, long-lived assets.
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize tax benefits in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under FIN 48, tax benefits are recognized only if the tax position is more likely than not of being sustained. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating losses and credit carryforwards. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.
     Based on our historical pre-tax earnings, we believe it is more likely than not that we will realize the benefit of substantially all of the existing net deferred tax assets at December 31, 2008. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income; however, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
     The Company has an option to acquire Revance or license Revance’s product that is under development. Through December 31, 2008, we have recorded $18.1 million of charges related to the reduction in the carrying value of the Revance investment. The reduction in the carrying value of the Revance investment is currently an unrealized loss for tax purposes. We will not be able to determine the character of the loss until we exercise or fail to exercise our option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. We have recorded a $6.7 million valuation allowance against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that we believe is more likely than not to be realized.
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
Legal Contingencies
     We record contingent liabilities resulting from asserted and unasserted claims against us, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities, when there is a reasonable possibility, that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In addition to the matters disclosed in “Item 3. Legal Proceedings,” we are party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R provides for the following changes from SFAS No. 141: 1) an acquirer will record all assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; 2) certain contingent assets and liabilities acquired will be recognized at fair value at the acquisition date; 3) contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings; 4) acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; 5) reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and 6) when making adjustments to finalize initial accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of SFAS No. 141R, if any, on our consolidated results of operations and financial condition will depend on the nature of business combinations we enter into, if any, subsequent to December 31, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated results of operations and financial condition.
     In December 2007, the EITF reached a consensus on EITF 07-01, Accounting for Collaborative Agreements. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-01 to have a material impact on our consolidated results of operations and financial condition.
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated results of operations and financial condition.

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
     In June 2008, the FASB reached a consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-5 to have a material impact on our consolidated results of operations and financial condition.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2008, $83.2 million of our cash equivalent investments are in money market securities that are reflected as cash equivalents, because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.
     Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $319.2 million as of December 31, 2008, $703.7 million as of December 31, 2007 and $481.2 million as of December 31, 2006. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.
     As of December 31, 2008, our short-term investments included auction rate floating securities with a fair value of $38.2 million. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during 2008 on our auction rate floating securities.

     The following table provides information about our available-for-sale and trading securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in thousands):
Interest Rate Sensitivity
Principal Amount by Expected Maturity as of December 31, 2008

	Financial instruments mature during year ended December 31,
	2009	2010	2011	2012	2013	Thereafter

Available-for-sale and trading securities	$224,189	$50,354	$—	$—	$—	$38,225
Weighted-average yield rate	3.6%	3.3%	—	—	—	2.0%
Contingent convertible senior notes due 2032	$—	$—	$—	$—	$—	$169,145
Interest rate	—	—	—	—	—	2.5%
Contingent convertible senior notes due 2033	$—	$—	$—	$—	$—	$181
Interest rate	—	—	—	—	—	1.5%
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
     Although management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
     Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited Medicis Pharmaceutical Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medicis Pharmaceutical Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the heading “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, Medicis Pharmaceutical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2008 consolidated financial statements of Medicis Pharmaceutical Corporation and subsidiaries and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 24, 2009

Changes in Internal Control over Financial Reporting
     In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, management concluded that our internal control over financial reporting was ineffective as a result of a material weakness with respect to our interpretation and application of SFAS 48 as it applies to the calculation of sales return reserves, as initially disclosed in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007. Management dedicated significant resources to remediate the controls around our sales return reserve and to ensure that the proper steps were taken to remedy the material weakness in our internal control over financial reporting. Specifically, management took the following actions to remediate the material weakness:
•	conducted a full review of our accounting methodology for sales return reserves;

•	assessed the technical accounting capabilities of the accounting and finance departments to ensure the proper knowledge, skills, and training; and

•	finance and accounting personnel attended training sessions, covering relevant topics, which included revenue recognition and related accounting concepts.
     As of December 31, 2008, management has determined that the material weakness identified in 2008 has been remediated.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers and Corporate Governance
     The Company has adopted a written code of ethics, “Medicis Pharmaceutical Corporation Code of Business Conduct and Ethics,” which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code is available on the Company’s website. The Company will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.Medicis.com or by filing a Form 8-K.
     The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2008, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     On June 11, 2008, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information to be included in the sections entitled “Certain Relationships and Related Transactions” and “Stock Option and Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information to be included in the section entitled “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Page
(a) Documents filed as a part of this Report
(1) Financial Statements:
Index to consolidated financial statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2008 and 2007	F-3
Consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006	F-5
Consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006	F-6
Consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006	F-8
Notes to consolidated financial statements	F-9
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1
This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits filed as part of this Report:

Exhibit No.	Description

2.1	Agreement of Merger by and between the Company, Medicis Acquisition Corporation and GenDerm Corporation, dated November 28, 1997 (11)

2.2	Agreement of Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

2.3	Agreement and Plan of Merger by and among the Company, Donatello, Inc., and LipoSonix, Inc. dated June 16, 2008(49)

3.1	Certificate of Incorporation of the Company, as amended (23)

3.2	Amended and Restated By-Laws of the Company (43)

4.1	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(26)

4.2	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (23)

4.3	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (19)

4.4	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee (25)

4.5	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc. (19)

4.6	Form of specimen certificate representing Class A common stock (1)

10.1	Asset Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (23)

10.2	Merger Termination Agreement, dated as of December 13, 2005, by and among the Company, Masterpiece Acquisition Corp., and Inamed Corporation(31)

10.3	Securities Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.4	Termination Agreement dated October 19, 2005 between the Company and Michael A. Pietrangelo(28)

10.5	License Agreement among the Company, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

Exhibit No.	Description

10.6	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.7(a)	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.7(b)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.7(c)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.7(d)	Third Amendment, dated December 30, 2005, to Employment Agreement between the Company and Jonah Shacknai(32)

10.8	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan(30)

10.9(a)	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.9(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(29)

10.10(a)	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(27)

10.10(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Option Plan, dated August 1, 2005(29)

10.11(a)	Medicis Pharmaceutical Corporation 1998 Stock Option Plan(33)

10.11(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(29)

10.11(c)	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(29)

10.12(a)	Medicis Pharmaceutical Corporation 1996 Stock Option Plan(34)

10.12(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(29)

10.13	Waiver Letter dated March 18, 2005 between the Company and Q-Med AB(27)

10.14	Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company (2)

10.15	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company (3)

10.16(a)	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.16(b)	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.16(c)	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.16(d)	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.16(e)	Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.16(f)	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (23)

10.17(a)	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.17(b)	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.17(c)	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.18(a)	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

10.18(b)	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

Exhibit No.	Description

10.18(c)	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.19	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.20	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.21	Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.22	License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.23	Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.24	Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

10.25	Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.26	Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

10.27	Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.28	Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.29	Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.30	Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.31(a)	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.31(b)	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.32	Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)

10.33	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.34	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.35	Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.36	Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

10.37	Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

10.38	Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

Exhibit No.		Description

10.39		Medicis Pharmaceutical Corporation 1992 Stock Option Plan(35)

10.40		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.41		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.42		Letter Agreement dated as of March 13, 2006 among Medicis Pharmaceutical Corporation, Aesthetica Ltd., Medicis Aesthetics Holdings Inc., Ipsen S.A. and Ipsen Ltd. (37)

10.43	*	Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.44	*	Trademark License Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.45	*	Trademark Assignment Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.46(a)		Medicis 2006 Incentive Award Plan(39)

10.46(b)		Amendment to the Medicis 2006 Incentive Award Plan, dated July 10, 2006(41)

10.46(c)		Amendment No. 2 to the Medicis 2006 Incentive Award Plan, dated April 11, 2007(46)

10.46(d)		Amendment No. 3 to the Medicis 2006 Incentive Award Plan, dated April 16, 2007(45)

10.46(e)		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(48)

10.46(f)		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(48)

10.47		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mark A. Prygocki, Sr. (40)

10.48		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mitchell S. Wortzman, Ph.D. (40)

10.49		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Richard J. Havens (40)

10.50		Employment Agreement, dated July 27, 2006, between Medicis Pharmaceutical Corporation and Jason D. Hanson (40)

10.51	*	Office Sublease by and between Apex 7720 North Dobson, L.L.C., an Arizona limited liability company, and Medicis Pharmaceutical Corporation, dated as of July 26, 2006(42)

10.52		Corporate Integrity Agreement between the Office of Inspector General of the department of Health and Human Services and Medicis Pharmaceutical Corporation(44)

10.53	*	Collaboration Agreement, dated as of August 23, 2007, by and between Ucyclyd Pharma, Inc. and Hyperion Therapuetics, Inc. (47)

10.54		Employment Agreement, dated December 23, 2008, by and between the Company and Joseph P. Cooper (50)

10.55		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Jason D. Hanson (50)

10.56		Employment Agreement, dated December 23, 2008, by and between the Company and Vincent P. Ippolito (50)

10.57		Employment Agreement, dated December 23, 2008, by and between the Company and Richard D. Peterson (50)

10.58		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mark A. Prygocki (50)

10.59		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mitchell S. Wortzman, Ph.D. (50)

10.60		Fourth Amendment to Employment Agreement, dated December 23, 2008, by and between the Company and Jonah Shacknai (50)

10.61	+*	Joint Development Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.

10.62	+*	License and Settlement Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.

12	+	Computation of Ratios of Earnings to Fixed Charges

21.1	+	Subsidiaries

23.1	+	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney See signature page

31.1	+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit No.		Description

32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to the Company’s 1995 Form 10-K

(6)	Incorporated by reference to the Company’s 1995 Form 10-K

(7)	Incorporated by reference to the Company’s 1995 Form 10-K

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2006

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 0-18443, previously filed with the SEC

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-18443, previously filed with the SEC

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC on October 28, 2005

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 0-18443, previously filed with the SEC

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006

(33)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(34)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the SEC on October 23, 1996

(35)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(36)	Incorporated by reference to the Company’s Annual Report on Form 10-K/T for the six month transition period ended December 31, 2005, File No. 0-18443, previously filed with the SEC on March 16, 2006

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2006

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-18443, previously filed with the SEC

(39)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 13, 2006

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-18443, previously filed with the SEC

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-18443, previously filed with the SEC

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2009

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2007

(45)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2007

(46)	Incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 3, 2007

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 0-18443, previously filed with the SEC

(48)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-18443, previously filed with the SEC

(49)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-14471, previously filed with the SEC.

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2008
(b)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.

(c)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 2, 2009

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

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ RICHARD D. PETERSON Richard D. Peterson	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	March 2, 2009

/s/ SPENCER DAVIDSON Spencer Davidson	Director	March 2, 2009

/s/ STUART DIAMOND Stuart Diamond	Director	March 2, 2009

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq.	Director	March 2, 2009

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	March 2, 2009

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	March 2, 2009

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	March 2, 2009

MEDICIS PHARMACEUTICAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Notes 2 and 15, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medicis Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 24, 2009

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	DECEMBER 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$86,450	$108,046
Short-term investments	257,435	686,634
Accounts receivable, less allowances:
December 31, 2008 and 2007: $1,719 and $830, respectively	52,588	22,205
Inventories, net	24,226	29,973
Deferred tax assets, net	53,161	9,190
Other current assets	19,676	18,049

Total current assets	493,536	874,097

Property and equipment, net	26,300	13,850
Intangible assets:
Intangible assets related to product line acquisitions and business combinations	267,624	258,873
Other intangible assets	7,752	6,695

	275,376	265,568
Less: accumulated amortization	113,947	92,482

Net intangible assets	161,429	173,086
Goodwill	156,762	63,107
Deferred tax assets, net	77,149	59,577
Long-term investments	55,333	17,072
Other assets	2,925	12,622

	$973,434	$1,213,411

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	DECEMBER 31,
	2008	2007
Liabilities
Current liabilities:
Accounts payable	$39,032	$34,891
Current portion of contingent convertible senior notes	—	283,910
Reserve for sales returns	59,611	68,787
Income taxes payable	—	7,731
Other current liabilities	87,258	55,807

Total current liabilities	185,901	451,126
Long-term liabilities:
Contingent convertible senior notes	169,326	169,145
Deferred revenue	4,167	6,667
Other liabilities	10,346	3,172

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 69,396,394, and 69,005,019 at December 31, 2008 and 2007, respectively	969	965
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—

Additional paid-in capital	661,703	641,907
Accumulated other comprehensive income	2,106	2,221
Accumulated earnings	282,284	281,218
Less: Treasury stock, 12,678,559 and 12,656,503 shares at cost at December 31, 2008 and 2007, respectively	(343,368)	(343,010)

Total stockholders’ equity	603,694	583,301

	$973,434	$1,213,411

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2008	2007	2006

Net product revenues	$500,977	$441,868	$377,548
Net contract revenues	16,773	15,526	15,617

Net revenues	517,750	457,394	393,165

Cost of product revenues (1)	38,714	56,110	46,106

Gross profit	479,036	401,284	347,059

Operating expenses:
Selling, general and administrative (2)	279,768	242,633	202,457
Impairment of intangible assets	—	4,067	52,586
Research and development (3)	99,916	39,428	161,837
In-process research and development	30,500	—	—
Depreciation and amortization	27,698	24,548	23,048

Operating income (loss)	41,154	90,608	(92,869)

Other expense	(15,470)	—	—
Interest and investment income	23,396	38,390	30,787
Interest expense	(6,674)	(10,018)	(10,640)

Income (loss) before income tax	42,406	118,980	(72,722)

Income tax expense (benefit)	32,130	48,544	(24,570)

Net income (loss)	$10,276	$70,436	$(48,152)

Basic net income (loss) per share	$0.18	$1.26	$(0.88)

Diluted net income (loss) per share	$0.18	$1.08	$(0.88)

Cash dividend declared per common share	$0.16	$0.12	$0.12

Weighted average number of common shares used in calculating:
Basic net income (loss) per share	56,567	55,988	54,688

Diluted net income (loss) per share	57,323	71,246	54,688

(1) amounts exclude amortization of intangible assets related to acquired products	$21,479	$21,606	$20,017
(2) amounts include share-based compensation expense	$16,265	$21,031	$24,453
(3) amounts include share-based compensation expense	$332	$112	$1,626
See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	67,052	$938	—	$—
Comprehensive loss:
Net loss	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—
Comprehensive loss
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	24	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	968	14	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2006	68,044	952	—	—

Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized gains on foreign currency translation	—	—	—	—

Comprehensive income
Adjustment for adoption of FIN 48	—	—	—	—
Share-based compensation	—	—	—	—

Dividends declared	—	—	—	—

Restricted shares issued for deferred compensation	37	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	924	13	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2007	69,005	965	—	—

Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Net unrealized losses on foreign currency translation	—	—	—	—

Comprehensive income
Share-based compensation	—	—	—	—

Dividends declared	—	—	—	—

Restricted shares issued for deferred compensation	110	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	281	4	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2008	69,396	$969	—	$—

See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other		Treasury
Paid-In	Comprehensive	Accumulated	Stock
Capital	Income (Loss)	Earnings	Shares	Amount	Total
$550,006	$379	$273,158	(12,647)	$(342,730)	$481,751
—	—	(48,152)	—	—	(48,152)
—	236	—	—	—	236
—	(78)	—	—	—	(78)

					(47,994)
26,078	—	—	—	—	26,078
—	—	—	—	—	—
—	—	(6,614)	—	—	(6,614)
—	—	—	(3)	(66)	(66)
18,430	—	—	—		18,444
3,921	—	—	—	—	3,921

598,435	537	218,392	(12,650)	(342,796)	475,520

—	—	70,436	—	—	70,436
—	885	—	—	—	885
—	799	—	—	—	799

					72,120
—	—	(808)	—	—	(808)
21,143	—	—	—	—	21,143

—	—	(6,802)	—	—	(6,802)

—	—	—	—	—	—
—	—	—	(6)	(214)	(214)
19,739	—	—	—	—	19,752
2,590	—	—	—	—	2,590

641,907	2,221	281,218	(12,656)	(343,010)	583,301

—	—	10,276	—	—	10,276
—	28	—	—	—	28
—	(143)	—	—	—	(143)

					10,161

16,597	—	—	—	—	16,597

—	—	(9,210)	—	—	(9,210)

—	—	—	—	—	—
—	—	—	(23)	(358)	(358)
4,842	—	—	—	—	4,846
(1,643)	—	—	—	—	(1,643)

$661,703	$2,106	$282,284	(12,679)	$(343,368)	$603,694

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Operating Activities:
Net income (loss)	$10,276	$70,436	$(48,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
In-process research and development	30,500	—	—
Depreciation and amortization	27,698	24,548	23,048
Amortization of deferred financing fees	666	1,519	2,144
Impairment of intangible assets	—	4,067	52,586
Impairment of available-for-sale investments	6,400	—	—
Loss on disposal of property and equipment	20	19	449
Loss on sale of product rights	398	259	—
Charge reducing value of investment in Revance	9,071	—	—
Gain on sale of available-for-sale investments, net	(1,020)	(105)	(421)
Share-based compensation expense	16,597	21,143	26,079
Deferred income tax (benefit) expense	(42,690)	14,027	(43,896)
Tax (expense) benefit from exercise of stock options and vesting of restricted stock awards	(1,643)	2,590	3,921
Excess tax benefits from share-based payment arrangements	(169)	(1,494)	(2,166)
Increase (decrease) in provision for sales discounts and chargebacks	888	(1,318)	154
(Amortization) accretion of (discount)/premium on Investments	(60)	(3,369)	(2,159)
Changes in operating assets and liabilities:
Accounts receivable	(30,259)	50,777	(8,955)
Inventories	6,693	(2,957)	(7,940)
Other current assets	(1,176)	(2,060)	(3,749)
Accounts payable	3,707	(12,622)	(10,195)
Reserve for sales returns	(9,176)	(18,625)	(23,414)
Income taxes payable	(7,731)	(4,420)	(20,175)
Other current liabilities	28,417	8,000	21,878
Other liabilities	(1,637)	8,529	—

Net cash provided by (used in) operating activities	45,770	158,944	(40,963)

Investing Activities:
Purchase of property and equipment	(11,090)	(10,020)	(4,450)
Proceeds from sale of property and equipment	19	—	—
Equity investment in an unconsolidated entity	—	(11,957)	—
LipoSonix acquisition, net of cash acquired	(149,805)	—	—
Payment of direct acquisition costs	(3,637)	—	(27,420)
Payments for purchase of product rights	(1,024)	(30,394)	(2,164)
Proceeds from sale of product rights	—	1,000	—
Increase in other assets	(34)	—	—
Purchase of available-for-sale investments	(393,862)	(741,075)	(822,512)
Sale of available-for-sale investments	417,536	291,804	349,034
Maturity of available-for-sale investments	361,988	231,156	290,597

Net cash provided by (used in) investing activities	220,091	(269,486)	(216,915)

Financing Activities:
Payment of dividends	(8,600)	(6,771)	(6,581)
Payment of contingent convertible senior notes	(283,729)	(5)	—
Excess tax benefits from share-based payment arrangements	169	1,494	2,166
Proceeds from the exercise of stock options	4,846	19,752	18,693

Net cash (used in) provided by financing activities	(287,314)	14,470	14,278

Effect of exchange rate on cash and cash equivalents	(143)	799	(78)

Net decrease in cash and cash equivalents	(21,596)	(95,273)	(243,678)
Cash and cash equivalents at beginning of period	108,046	203,319	446,997

Cash and cash equivalents at end of period	$86,450	$108,046	$203,319

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. THE COMPANY AND BASIS OF PRESENTATION
The Company
     Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is a leading specialty pharmaceutical company focusing primarily on the development and marketing of products in the United States (“U.S.”) for the treatment of dermatological, aesthetic and podiatric conditions. Medicis also markets products in Canada for the treatment of dermatological and aesthetic conditions and began commercial efforts in Europe with the Company’s acquisition of LipoSonix, Inc. (“LipoSonix”) in July 2008.
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 18 branded products. Its primary brands are PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS®, and ZIANA®. Medicis entered the non-invasive fat ablation market with its acquisition of LipoSonix in July 2008 (see Note 5).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
     At December 31, 2008, cash and cash equivalents included highly liquid investments invested in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.
Short-Term and Long-Term Investments
     The Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in operations. On an ongoing basis, the Company evaluates its available-for-sale securities to determine if a decline in value is other-than-temporary. A decline in market value of any available-for-sale security below cost that is determined to be other-than-temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. Realized gains and losses and interest and dividends on securities are included in interest and investment income. The cost of securities sold is calculated using the specific identification method.
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

     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of December 31, 2008 and 2007, there was $1.1 million and $0 of costs capitalized into inventory for products that have not yet received regulatory approval.
     Inventories are as follows (amounts in thousands):

	DECEMBER 31,
	2008	2007
Raw materials	$7,234	$9,002
Finished goods	18,407	24,789
Valuation reserve	(1,415)	(3,818)

Total inventories	$24,226	$29,973

Property and Equipment
     Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following (amounts in thousands):

	DECEMBER 31,
	2008	2007
Furniture, fixtures and equipment	$26,661	$19,102
Leasehold improvements	14,489	4,082

	41,150	23,184
Less: accumulated depreciation	(14,850)	(9,334)

	$26,300	$13,850

     Total depreciation expense for property and equipment was approximately $6.0 million, $2.7 million and $2.8 million for 2008, 2007 and 2006, respectively.
Goodwill
     Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an annual impairment review, and more frequently under certain circumstances. The goodwill is subjected to this annual impairment test during the last quarter of the Company’s fiscal year. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. As of December 31, 2008, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible Assets
     The Company has in the past made acquisitions of license agreements, product rights, and other identifiable intangible assets. Intangible assets subject to amortization were approximately $161.4 million and $173.1 million as of December 31, 2008 and 2007, respectively. The Company amortizes intangible assets on a straight-line basis over their expected useful lives, which range between five and 25 years. Total intangible assets as of December 31, 2008 and 2007 were as follows (dollars in thousands):

		December 31, 2008			December 31, 2007
	Weighted		Accumulated			Accumulated
	Average Life	Gross	Amortization	Net	Gross	Amortization	Net

Related to product line acquisitions	15.7	$253,142	$(107,377)	$145,765	$253,791	$(87,406)	$166,385
Related to business combinations	8.9	14,482	(5,176)	9,306	5,082	(3,919)	1,163
Patents and trademarks	18.0	7,752	(1,394)	6,358	6,695	(1,157)	5,538

Total intangible assets		$275,376	$(113,947)	$161,429	$265,568	$(92,482)	$173,086

     Total amortization expense was approximately $21.7 million, $21.8 million and $20.2 million for 2008, 2007 and 2006, respectively. Based on the intangible assets recorded at December 31, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: approximately $19.5 million for the year ended December 31, 2009, and approximately $16.9 million for the years ended December 31, 2010, 2011, 2012 and 2013.
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
     In addition, as a result of the impairment analysis, the remaining amortizable lives of the long-lived assets related to LOPROX® and ESOTERICA® were reduced to fifteen years and fifteen months, respectively. The long-lived asset related to LOPROX® will become fully amortized on September 30, 2021, and the long-lived asset related to ESOTERICA® became fully amortized on December 31, 2007. The net impact on amortization expense as a result of the write-down of the carrying value of the long-lived assets and the reduction of their respective amortizable lives was a decrease in quarterly amortization expense related to LOPROX® of $354,051 and an increase in quarterly amortization expense related to ESOTERICA® of $48,077.
Managed Care and Medicaid Reserves
     Rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. The Company records provisions for rebates based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel, and prescription trends.
Consumer Rebate and Loyalty Programs
     Consumer rebate and loyalty programs are contractual discounts and incentives offered to consumers at the time prescriptions are dispensed, subject to various conditions. The Company estimates its accruals for consumer rebates based on estimated redemption rates and average rebate amounts based on historical and other relevant data. The Company estimates its accruals for loyalty programs, which are related to the Company’s dermal filler products, based on an estimate of eligible procedures based on historical and other relevant data.

Other Current Liabilities
     Other current liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2008	2007
Accrued incentives	$18,910	$15,324
Managed care and Medicaid reserves	16,956	4,881
Accrued consumer rebate and loyalty programs	28,449	14,745
Deferred revenue	3,341	4,758
Other accrued expenses	19,602	16,099

	$87,258	$55,807

     Included in deferred revenue as of December 31, 2008 and December 31, 2007 was $0.7 million and $1.9 million, respectively, associated with the deferral of the recognition of revenue and related cost of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand.
Revenue Recognition
     Revenue from product sales is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for estimated product returns, sales discounts and chargebacks are established as a reduction of product sales revenues at the time such revenues are recognized. Provisions for managed care and Medicaid rebates and consumer rebate and loyalty programs are established as a reduction of product sales revenues at the later of the date at which revenue is recognized or the date at which the sales incentive is offered in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). These deductions from gross revenue are established by the Company’s management as its best estimate based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. The Company’s estimates of inventory in the distribution channel are based on inventory information reported to the Company by its major wholesale customers for which the Company has inventory management agreements, historical shipment and return information from its accounting records, and data on prescriptions filled, which the Company purchases from one of the leading providers of prescription-based information. The Company continually monitors internal and external data, in order to ensure that information obtained from external sources is reasonable. The Company also utilizes projected prescription demand for its products, as well as, the Company’s internal information regarding its products. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, as a reserve within current liabilities, as an addition to accrued expenses, or as deferred revenue within current liabilities.
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
Advertising
     The Company expenses advertising as incurred. Advertising expenses for 2008, 2007 and 2006 were approximately $47.0 million, $47.9 million and $34.6 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.
Share-Based Compensation
     At December 31, 2008, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R.
     The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2008, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to December 31, 2008, was approximately $6.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.
     A summary of stock option activity within the Company’s stock-based compensation plans and changes for 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2007	11,666,955	$27.99
Granted	127,702	$22.22
Exercised	(278,492)	$15.59
Terminated/expired	(808,808)	$31.55

Balance at December 31, 2008	10,707,357	$27.98	3.7	$1,826,187

     The intrinsic value of options exercised during 2008 was $1,914,487. Options exercisable under the Company’s share-based compensation plans at December 31, 2008 were 9,817,129 with an average exercise price of $27.42, an average remaining contractual term of 3.5 years, and an aggregate intrinsic value of $1,826,187.
     A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of December 31, 2008, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding	9,807,554	$28.14	3.8	$1,500,943
Exercisable	8,985,667	$27.60	3.6	$1,500,943

     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Expected dividend yield	0.6% to 0.7%	0.4%	0.4%
Expected stock price volatility	0.35 to 0.38	0.35	0.36
Risk-free interest rate	3.0% to 3.4%	4.5% to 4.8%	4.5% to 4.6%
Expected life of options	7 Years	7 Years	7 Years
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
     The weighted average fair value of stock options granted during 2008, 2007 and 2006 was $8.90, $14.98 and $14.00, respectively.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During 2008, 864,423 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during 2008, 2007 and 2006 was approximately $5.9 million, $3.7 million and $2.0 million, respectively. As of December 31, 2008, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2008, was approximately $22.8 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.5 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for 2008 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2007	552,769	$31.92
Granted	864,423	$19.14
Vested	(122,722)	$31.57
Forfeited	(89,619)	$23.82

Nonvested at December 31, 2008	1,204,851	$23.38

     The total fair value of restricted shares vested during 2008, 2007 and 2006 was $3.9 million, $1.3 million and $1.8 million, respectively.
     See Note 18 for further discussion of the Company’s share-based employee compensation plans.

Shipping and Handling Costs
     Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for 2008, 2007 and 2006 were approximately $2.8 million, $2.8 million and $2.4 million, respectively.
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
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions it uses to estimate its annual effective tax rate, including factors such as its mix of pre-tax earnings in the various tax jurisdictions in which it operates, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes tax benefits in accordance with FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. Under FIN 48, tax benefits are recognized only if the tax position is more likely than not of being sustained. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating losses and credit carryforwards. The Company records valuation allowances against its deferred tax assets to reduce the net carrying value to amounts that management believes is more likely than not to be realized.
Legal Contingencies
     In the ordinary course of business, the Company is involved in legal proceedings involving regulatory inquiries, contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims will have a material adverse effect on its results of operations or financial condition. See Note 14 for further discussion.
Foreign Currency Translations
     The U.S. Dollar is the functional currency of all our foreign subsidiaries. The financial statements of foreign subsidiaries have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency

Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Total accumulated gains from foreign currency translation, included in accumulated other comprehensive income at December 31, 2008 was approximately $1.3 million. The effect on the consolidated statements of operations of transaction gains and losses is not material for all years presented.
Earnings Per Common Share
     Basic and diluted earnings per common share are calculated in accordance with the requirements of SFAS No. 128, Earnings Per Share. Because the Company has Contingently Convertible Debt (see Note 13), diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, Effect of Contingently Convertible Debt on Diluted Earnings per Share. Diluted net income per common share is calculated by adjusting net income for tax-effected net interest and issue costs on the Contingent Convertible Debt, divided by the weighted average number of common shares outstanding assuming conversion.
Use of Estimates and Risks and Uncertainties
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the assessment of recoverability of long-lived assets and goodwill; the valuation of auction rate floating securities; the recognition and measurement of current and deferred income tax assets and liabilities; and the reductions to revenue recorded at the time of sale for various items, including sales returns and rebate reserves. The actual results experienced by the Company may differ from management’s estimates.
     The Company purchases its inventory from third-party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.
Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. Long-term investments are carried at fair value based on market quotations and a discounted cash flow analysis for auction rate floating securities. The fair value of the Company’s contingent convertible senior notes, based on market quotations, is approximately $119.9 million at December 31, 2008.
Supplemental Disclosure of Cash Flow Information
     During 2008, 2007 and 2006, the Company made interest payments of $6.4 million, $8.5 million and $8.5 million, respectively.

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R provides for the following changes from SFAS No. 141: 1) an acquirer will record all assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; 2) certain contingent assets and liabilities acquired will be recognized at fair value at the acquisition date; 3) contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings; 4) acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; 5) reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and 6) when making adjustments to finalize initial accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of SFAS No. 141R, if any, on the Company’s consolidated results of operations and financial condition will depend on the nature of business combinations the Company enters into, if any, subsequent to December 31, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated results of operations and financial condition.
     In December 2007, the EITF reached a consensus on EITF 07-01, Accounting for Collaborative Agreements. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-01 to have a material impact on its consolidated results of operations and financial condition.
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated results of operations and financial condition.
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
     In June 2008, the FASB reached a consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-5 to have a material impact on its consolidated results of operations and financial condition.
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
NOTE 3. SEGMENT AND PRODUCT INFORMATION
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
     The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists, podiatrists and plastic surgeons. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies and others. Currently, the Company’s products are sold primarily to wholesalers and retail chain drug stores. Prior to October 2006, BUPHENYL® was primarily sold directly to hospitals and pharmacies. During 2008, 2007 and 2006, two wholesalers accounted for the following portions of the Company’s net revenues:

	YEARS ENDED
	DECEMBER 31,
	2008	2007	2006
McKesson	45.8%	52.2%	56.8%
Cardinal	21.2%	16.9%	19.3%
     McKesson is the sole distributor for the Company’s PERLANE® and RESTYLANE® products in the U.S. and Canada.

     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	YEARS ENDED
	DECEMBER 31,
	2008	2007	2006

Acne and acne-related dermatological products	$325,020	$243,414	$159,815
Non-acne dermatological products	147,954	172,902	199,613
Non-dermatological products	44,776	41,078	33,737

Total net revenues	$517,750	$457,394	$393,165

	YEARS ENDED
	DECEMBER 31,
	2008	2007	2006
Acne and acne-related dermatological products	63%	53%	41%
Non-acne dermatological products	29	38	51
Non-dermatological products	8	9	8

Total net revenues	100%	100%	100%

     During 2008, 2007 and 2006, our top three products constituted 69.4%, 70.8% and 77.3%, respectively, of our total net revenues.
NOTE 4. STRATEGIC COLLABORATIONS
     On November 26, 2008, the Company entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX Laboratories, Inc. (“IMPAX”). In connection with the License and Settlement Agreement, the Company and IMPAX agreed to terminate all legal disputes between them relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX confirmed that the Company’s patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #90-024.
     Under the terms of the License and Settlement Agreement, IMPAX has a license to market its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® intellectual property rights belonging to the Company upon the occurrence of specific events. Upon launch of its generic formulations of SOLODYN®, IMPAX may be required to pay the Company a royalty, based on sales of those generic formulations by IMPAX under terms described in the License and Settlement Agreement.
     Under the Joint Development Agreement, the Company and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, the Company made an initial payment of $40.0 million upon execution of the agreement. In addition, the Company will be required to pay up to $23.0 million upon successful completion of certain clinical and commercial milestones. The Company will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by Medicis upon approval by the FDA. The Company will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA.
     The $40.0 million payment was recognized as a charge to research and development expense during the three months ended December 31, 2008.
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
     On June 26, 2002, the Company entered into an exclusive strategic alliance, subsequently amended on January 28, 2005, with AAIPharma, Inc. (“AAIPharma”) for the development, commercialization and license of a key dermatologic product, SOLODYN®. The Company also entered into a supply agreement with AAIPharma for the manufacture of the product by AAIPharma. The Company had the right to qualify an alternate manufacturing facility, and AAIPharma agreed to assist the Company in obtaining these qualifications. The alternate facility was approved during 2008, and in accordance with the agreement the Company paid AAIPharma approximately $1.0 million during 2008. The $1.0 million payment was recognized as a charge to research and development expense during 2008.
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
NOTE 5. ACQUISITION OF LIPOSONIX
     On July 1, 2008, the Company, through its wholly-owned subsidiary Donatello, Inc., acquired LipoSonix, an independent, privately-held company that employs a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix is a medical device company developing non-invasive body sculpting technology, and recently launched its first product in Europe, where it is being marketed and sold through distributors. The LipoSonix technology is currently not approved for sale or use in the United States.
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
     The results of operations of LipoSonix are included in the Company’s consolidated financial statements beginning on July 1, 2008.
     The following unaudited proforma financial information for the years ended December 31, 2008 and 2007 gives effect to the acquisition of LipoSonix as if it had occurred on January 1, 2007. Such unaudited proforma information is based on historical financial information with respect to the acquisition and does not reflect operational and administrative cost savings (“synergies”) that management of the combined company estimates may be achieved as a result of the acquisition. The $30.5 million in-process research and development charge has not been included in the unaudited proforma financial information since this adjustment is non-recurring in nature.

	YEAR ENDED DECEMBER 31,
	2008	2007
Net revenues	$518.5	$457.4
Net income	4.6	59.2
Diluted net income per share	$0.08	$0.92
NOTE 6. INVESTMENT IN REVANCE
     On December 11, 2007, the Company announced a strategic collaboration with Revance, a privately-held, venture-backed development-stage entity, whereby the Company made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon the Company’s exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for the Company’s $20.0 million payment, the Company received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million is expected to be used by Revance primarily for the development of the product. Approximately $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and is included in other long-term assets in the Company’s condensed consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the three months ended December 31, 2007.
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

     The Company estimates the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). The amount of the Company’s investment that will be expensed periodically is uncertain due to the timing of Revance’s expenditures for research and development of the product, and any charges will not be immediately, if ever, deductible for income tax purposes and will increase the Company’s effective tax rate. Further equity investments, if any, will also be subject to the same accounting treatment as the Company’s original equity investment. During 2008, the Company reduced the carrying value of its investment in Revance and recorded a related charge to other expense of approximately $9.1 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008.
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
NOTE 7. STRATEGIC COLLABORATION WITH HYPERION
     On August 28, 2007, the Company, through its wholly-owned subsidiary Ucyclyd Pharma, Inc. (“Ucyclyd”), announced a strategic collaboration with Hyperion Therapeutics, Inc. (“Hyperion”) whereby Hyperion will be responsible for the ongoing research and development of a compound referred to as GT4P for the treatment of Urea Cycle Disorder, Hepatic Encephalopathies and other indications, and additional indications for AMMONUL®. Under terms of the Collaboration Agreement between Ucyclyd and Hyperion, dated as of August 23, 2007, Hyperion made an initial non-refundable payment of $10.0 million to the Company for the rights and licenses granted to Hyperion in the agreement. In accordance with EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and SAB 104, Revenue Recognition in Financial Statements, this $10.0 million payment was recorded as deferred revenue and is being recognized on a ratable basis over a period of four years. The Company recognized approximately $2.5 million and $0.8 million of contract revenue during 2008 and 2007, respectively, related to this transaction. In addition, if certain specified conditions are satisfied relating to the Ucyclyd development projects, then Hyperion will have certain purchase rights with respect to the Ucyclyd development products, as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that would be granted to Hyperion upon exercise of the purchase rights.
     Hyperion will be funding all research and development costs for the Ucyclyd research projects. As of November 24, 2008, Hyperion suspended development activities with respect to AMMONUL® for Hepatic Encephalopathies so as to focus development efforts on GT4P.
     Until June 6, 2008, Hyperion undertook certain sales and marketing efforts for Ucyclyd’s existing on-market products. Hyperion received a commission from Ucyclyd equal to a certain percentage of any increase in unit sales during the period Hyperion was performing these sales and marketing efforts. Ucyclyd will continue to record product sales for the existing on-market Ucyclyd products until such time as Hyperion exercises its purchase rights.
     Ucyclyd entered into an amendment (the “Amendment”), effective as of November 24, 2008, to the Collaboration Agreement with Hyperion. Among other actions, the Amendment terminates all rights, including research and development rights, granted to Hyperion under the Collaboration Agreement related to Ammonul for the treatment of hepatic encephalopathy (“Ammonul HE”). Hyperion retains buyout rights to Ammonul HE in the event Hyperion exercises its buyout rights to Ucyclyd’s on-market and other development products. Hyperion and Ucyclyd also agreed that Hyperion’s rights to promote AMMONUL® and BUPHENYL® for the treatment of urea cycle disorder were terminated, effective June 6, 2008.

     Professional fees of approximately $2.2 million were incurred related to the completion of the original August 2007 agreement with Hyperion. These costs were recognized as general and administrative expenses during the three months ended September 30, 2007.
NOTE 8. DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN TYPE A PRODUCT KNOWN AS RELOXIN®
     On March 17, 2006, the Company entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen, S.A. (“Ipsen”), whereby Ipsen granted to one of the Company’s wholly-owned subsidiaries the rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. The product is commonly referred to as RELOXIN® in the U.S. aesthetic market and DYSPORT® in medical and aesthetic markets outside the U.S. The product is not currently approved for use in the U.S., Canada or Japan. Medicis made an initial payment to Ipsen in the amount of $90.1 million in consideration for the exclusive distribution rights in the U.S., Canada and Japan.
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
     In May 2008, the FDA accepted the filing of Ipsen’s BLA for RELOXIN®, and in accordance with the agreement, the Company paid Ipsen $25.0 million during the three months ended June 30, 2008 upon achievement of this milestone. The $25.0 million was recognized as a charge to research and development expense during the three months ended June 30, 2008.
     Additionally, during the three months ended December 31, 2008, the Company paid Ipsen $1.5 million upon the successful completion of an additional regulatory milestone. The $1.5 million was recognized as a charge to research and development expense during the three months ended December 31, 2008.
     Medicis will pay an additional $75.0 million upon the product’s approval by the FDA and $2.0 million upon regulatory approval of the product in Japan. Ipsen will manufacture and provide the product to Medicis for the term of the agreement, which extends to December 2036. Ipsen will receive a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement. Under the terms of the agreement, Medicis is responsible for all remaining research and development costs associated with obtaining the product’s approval in the U.S., Canada and Japan.

NOTE 9. LICENSE OF ORAPRED® TO BIOMARIN
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
     Additionally, per the terms of the Agreements, Medicis has made available to BioMarin the ability to draw down on a Convertible Note up to $25 million beginning July 1, 2005. The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible

Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the Securities Purchase Agreement but may be repaid by BioMarin at any time prior to the option purchase date. No monies have been advanced to-date. In conjunction with the Agreements, BioMarin and Medicis entered into a settlement and Mutual Release Agreement to forever discharge each other from any and all claims, demands, damages, debts, liabilities, actions and causes of action relating to the transaction consummated by the parties other than certain continuing obligations in accordance with the terms of the parties’ agreements. As of December 31, 2008, BioMarin had paid $95.4 million to Medicis under the license agreement, which represents all scheduled payments due through that date under the license agreement.
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
NOTE 11. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment in the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At December 31, 2008, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $257.4 million and $55.3 million, respectively.

     Available-for-sale and trading securities consist of the following at December 31, 2008 and 2007 (amounts in thousands):

	DECEMBER 31, 2008
				Other-
		Gross	Gross	Than-Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$124,622	$418	$(429)	$—	$124,611
Federal agency notes and bonds	117,040	1,841	—	—	118,881
Auction rate floating securities	44,625	—	—	(6,400)	38,225
Asset-backed securities	31,681	—	(630)	—	31,051

Total securities	$317,968	$2,259	$(1,059)	$(6,400)	$312,768

	DECEMBER 31, 2007
				Other-
		Gross	Gross	Than-Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$283,248	$498	$(624)	$—	$283,122
Federal agency notes and bonds	206,308	968	—	—	207,276
Auction rate floating securities	101,649	1	—	—	101,650
Asset-backed securities	76,936	399	(83)	—	77,252
Commercial paper	34,409	3	(6)	—	34,406

Total securities	$702,550	$1,869	$(713)	$—	$703,706

     During 2008, 2007 and 2006, the gross realized gains on sales of available-for-sale securities totaled $1,134,731, $104,777 and $430,122, respectively, and the gross realized losses totaled $6,513,687 (including $6,399,653 of other-than-temporary impairment losses), $0 and $8,547, respectively. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during 2008, 2007 and 2006 on available-for-sale securities included in stockholders’ equity totaled $27,890, $884,854 and $235,718, respectively. The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2008, by maturity, are shown below (amounts in thousands).

	DECEMBER 31, 2008
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$223,008	$224,188
Due after one year through five years	50,334	50,354
Due after five years through 10 years	—	—
Due after 10 years	43,326	36,973

	$316,668	$311,515

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At December 31, 2008, approximately $55.3 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
     As of December 31, 2008, the Company’s investments included auction rate floating securities with a fair value of $38.2 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, the Company recorded an other-than-temporary impairment loss of $6.4 million during 2008 on its auction rate floating securities in other expense, based on the Company’s estimate of the fair value of these investments. The Company’s estimate of the fair value of its auction rate floating securities was based on market information and assumptions determined by the Company’s management, which could change significantly based on market conditions.
     In November 2008, the Company entered into a settlement agreement with the broker through which the Company purchased auction rate floating securities. The settlement agreement provides the Company with the right to put an auction rate floating security currently held by the Company back to the broker beginning on June 30, 2010. At December 31, 2008, the Company held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. The Company elected the irrevocable Fair Value Option treatment under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and adjusted the put option to fair value. The Company has reclassified this auction rate floating security from available-for-sale to trading securities as of December 31, 2008, and future changes in fair value related to this investment will be recorded in earnings.
     The following table shows the gross unrealized losses, the other-than-temporary impairment losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired and with losses that are deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position or an other-than-temporary impairment loss position, respectively, at December 31, 2008 (amounts in thousands):

	Less Than 12 Months
			Other-Than-	Greater Than 12 Months
		Gross	Temporary		Gross
	Fair	Unrealized	Impairment	Fair	Unrealized
	Value	Loss	Loss	Value	Loss

Corporate notes and bonds	$50,780	$274	$—	$6,313	$155
Federal agency notes and bonds	—	—	—	—	—
Auction rate floating securities	38,225	—	6,400	—	—
Asset-backed securities	28,987	281	—	2,064	349

Total securities	$117,992	$555	$6,400	$8,377	$504

     As of December 31, 2008, the Company has concluded that the unrealized losses on its investment securities, other than the other-than-temporary impairment loss recognized on the Company’s auction rate floating securities, are temporary in nature caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company has the intent and ability to hold these investments for the time necessary to recover its cost, which for debt securities may be at maturity.
NOTE 12. FAIR VALUE MEASUREMENTS
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
     As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investment in Revance.
     The Company has invested in auction rate floating securities, which are classified as available-for-sale or trading securities and are reflected at fair value. Due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 11). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of December 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
     As a result of the liquidity issues of the Company’s auction rate floating securities, the Company recorded an other-than-temporary impairment loss of $6.4 million in other expense during the three months ended December 31, 2008, based on the Company’s estimate of the fair value of these investments. The majority of the auction rate floating securities held by the Company at December 31, 2008, totaling $38.2 million, were in securities collateralized by student loan portfolios. These securities were included in long-term investments at December 31, 2008 in the accompanying consolidated balance sheets. As of December 31, 2008, the Company continued to earn interest on virtually all of its auction rate floating securities. Any future fluctuation in fair value related to the auction rate floating securities classified as available-for-sale that the Company deems to be temporary, would be recorded to accumulated other comprehensive (loss) income. If the Company determines that any future decline in fair value of its available-for-sale securities was other than temporary, it would record a charge to earnings as appropriate.
     The Company estimates changes in the net realizable value of its investment in Revance based on a hypothetical liquidation at book value approach (see Note 6). During 2008, the Company reduced the carrying value of its investment in Revance and recorded a related charge to other expense of approximately $9.1 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Dec. 31, 2008	(Level 1)	(Level 2)	(Level 3)

Auction rate floating securities	$38,225	$—	$—	$38,225
Other available-for-sale securities	274,543	274,543	—	—
Investment in Revance	2,887	—	—	2,887

Total assets measured at fair value	$315,655	$274,543	$—	$41,112

     Based on market conditions, the Company changed its valuation methodology for auction rate floating securities to a discounted cash flow analysis during the three months ended March 31, 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 at January 1, 2008.

     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the year ended December 31, 2008 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment
	Floating	in
	Securities	Revance

Balance at January 1, 2008	$—	$11,957
Transfers to Level 3	101,650	—
Total losses included in other expense	(6,400)	(9,070)
Total gains (losses) included in other comprehensive (loss) income	—	—
Purchases and settlements (net)	(57,025)	—

Balance at December 31, 2008	$38,225	$2,887

NOTE 13. CONTINGENT CONVERTIBLE SENIOR NOTES
     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at December 31, 2008. The Old Notes will mature on June 4, 2032.
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
     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at December 31, 2008. The New Notes mature on June 4, 2033.
     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
     Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of December 31, 2008.
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
     The following is a quarterly summary of whether or not the criteria for the right of conversion into shares of the Company’s Class A common stock for holders of the Old Notes and New Notes were met during 2008, 2007 and 2006. The right of conversion is triggered by the stock closing above $31.96 and $46.51 for the Old Notes and New Notes, respectively, on 20 of the last 30 trading days and the last trading day of a quarter. If the criteria are met, the holders of the Old Notes and New Notes have the right to convert their Old Notes and New Notes, respectively, into shares during the subsequent quarterly period.

		Outstanding		Outstanding
	Conversion	Principal Amounts	Conversion	Principal Amounts
	Eligibility	of Old Notes	Eligibility	of New Notes
	Criteria Met	Converted During	Criteria Met	Converted During
Quarter Ended	For Old Notes?	Subsequent Quarter	For New Notes?	Subsequent Quarter

December 31, 2008	No	N/A	No	N/A
September 30, 2008	No	N/A	No	N/A
June 30, 2008	No	N/A	No	N/A
March 31, 2008	No	N/A	No	N/A
December 31, 2007	No	N/A	No	N/A
September 30, 2007	No	N/A	No	N/A
June 30, 2007	No	N/A	No	N/A
March 31, 2007	No	N/A	No	N/A
December 31, 2006	Yes	$5,000	No	N/A
September 30, 2006	No	N/A	No	N/A
June 30, 2006	No	N/A	No	N/A
March 31, 2006	No	N/A	No	N/A
     At the end of all future quarters, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
NOTE 14. COMMITMENTS AND CONTINGENCIES
Occupancy Arrangements
     During July 2006, the Company executed a lease agreement for new headquarter office space to accommodate its expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. The Company occupied the new headquarter office space, which is located approximately one mile from our previous headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. There is no cash obligation for lease payments until May 2009. The Company obtained possession of the leased premises and therefore began accruing rent expense during the first quarter of 2008. The term of the lease is twelve years. The average annual expense under the amended lease agreement is approximately $3.9 million. During the first quarter of 2008, the Company received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease.
     During October 2006, the Company executed a lease agreement for additional headquarter office space, which is also located approximately one mile from the Company’s current headquarter office space in Scottsdale, Arizona to accommodate its current needs and future growth. Under this agreement, approximately 21,000 square feet of office space is being leased for a period of three years. In May 2007, the Company began occupancy of the additional headquarter office space.
     Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement, as extended, that expires in June 2009.

     Rent expense was approximately $9.4 million, $2.5 million and $2.2 million for 2008, 2007 and 2006, respectively. Rent expense for 2008 includes a $4.8 million charge for the estimated remaining net cost for the Company’s previous headquarters facility lease, net of potential sublease income.
     At December 31, 2008, approximate future lease payments under the Company’s operating leases are as follows (amounts in thousands):

YEAR ENDING DECEMBER 31,
2009	$4,905
2010	6,200
2011	4,137
2012	4,166
2013	4,417
Thereafter	29,592

$53,417

Lease Exit Costs
     In connection with occupancy of the new headquarter office, the Company ceased use of the prior headquarter office in July 2008, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. Under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. In accordance with SFAS 146, the Company recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008 consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses. The Company has not recorded any other costs related to the lease for the prior headquarters.
     As of December 31, 2008, approximately $4.0 million of lease exit costs remain accrued and are expected to be paid by December 2010 of which $1.9 million is classified in other current liabilities and $2.1 million is classified in other liabilities. Although the facilities are no longer in use by the Company, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, the Company concluded it was probable it would be unable to obtain sublease rentals for the prior headquarters and therefore it would not be subleased for the remaining lease term. The Company will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
     The following is a summary of the activity in the liability for lease exit costs for the year ended December 31, 2008:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	Dec. 31, 2007	to Expense	Made	from Sublease	Dec. 31, 2008

Lease exit costs liability	$—	$4,812,928	$(816,826)	$—	$3,996,102
Research and Development and Consulting Contracts
     The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At December 31, 2008, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.
Litigation
     On January 13, 2009, the Company filed suit against Mylan, Matrix, Matrix Laboratories Inc., Sandoz, and Barr (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of the Company’s ‘838 Patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief requested by the Company includes a request for a permanent injunction preventing Defendants from infringing the ‘838 patent by selling generic versions of SOLODYN®.
     On January 21, 2009, the Company received a letter from a stockholder demanding that its Board of Directors take certain actions, including potentially legal action, in connection with the restatement of its consolidated financial statements in 2008, and threatening to pursue a derivative claim if the Company’s Board of Directors does not comply with the stockholder’s demands. The Company’s Board of Directors is reviewing the letter and has established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee does conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in our best interest to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board any other appropriate action to be taken.
     On October 3, 10, and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003 and approximately September 24, 2008. The complaints name as defendants Medicis Pharmaceutical Corp. and the Company’s Chief Executive Officer and Chairman of the Board, Jonah Shacknai, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, Richard D. Peterson, and the Company’s Chief Operating Officer and Executive Vice President, Mark A. Prygocki. Plaintiffs’ claims arise in connection with the restatement of the Company’s annual, transition, and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. The complaints allege violations of federal securities laws, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, based on alleged material misrepresentations to the market that had the effect of artificially inflating the market price of the Company’s stock. The plaintiffs seek to recover unspecified damages and costs, including counsel and expert fees. The Company intends to vigorously defend the claims in these matters. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
     On April 30, 2008, the Company received notice from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo Israel”), a generic pharmaceutical company, that it had filed an ANDA with the FDA for a generic version of the Company’s VANOS® fluocinonide cream 0.1%. Perrigo Israel’s notice indicated that it was challenging only one of the two patents that the Company listed with the FDA for VANOS® Cream. On June 6, 2008, the Company filed a complaint for patent infringement against Perrigo Israel and its domestic corporate parent Perrigo Company in the United States District Court for the Western District of Michigan, Civil Action No. 1:08-cv-0539-PLM. The complaint asserts that Perrigo Israel and Perrigo Company have infringed both of the Company’s patents for VANOS® Cream (United States Patent Nos. 6,765,001 and 7,220,424). Perrigo Israel and Perrigo Company filed a joint Answer on November 4, 2008. The Court has scheduled a joint status conference for March 20, 2009.
     On January 15, 2008, IMPAX filed a lawsuit against the Company in the United States District Court for the Northern District of California seeking a declaratory judgment that our U.S. Patent No. 5,908,838 related to SOLODYN® is invalid and is not infringed by IMPAX’s filing of an ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX has appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit. On November 26, 2008, the Company entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX. In connection with the License and Settlement Agreement, Medicis and IMPAX agreed to terminate all legal disputes between them relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX has confirmed that Medicis’ patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #90-024.
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
     In addition to the matters discussed above, in the ordinary course of business, the Company is involved in a number of legal actions, both as plaintiff and defendant, and could incur uninsured liability in any one or more of them. Although the outcome of these actions is not presently determinable, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial condition or cash flows of the Company.
NOTE 15. INCOME TAXES
     The provision (benefit) for income taxes consists of the following (amounts in thousands):

	YEARS ENDED DECEMBER 31,
	2008	2007	2006

Current
Federal	$68,767	$31,639	$14,172
State	3,631	186	1,415
Foreign	2,422	3,194	3,870

	74,820	35,019	19,457

Deferred
Federal	(40,435)	13,091	(42,662)
State	(2,255)	434	(1,365)
Foreign	—	—	—

	(42,690)	13,525	(44,027)

Total	$32,130	$48,544	$(24,570)

     During 2008, 2007 and 2006, “Additional paid-in-capital” was (decreased)/increased by $(1.6) million, $2.6 million and $3.9 million, respectively, as a result of tax (shortfalls)/windfalls related to the vesting of restricted stock and exercise of employee stock options.

     The reconciliations of the U.S. federal statutory rate to the combined effective tax rate used to determine income tax expense (benefit) are as follows:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State tax rate, net of federal benefit	2.2	0.9	(1.9)
Share-based payments	2.4	0.4	3.1
Foreign taxes	3.3	1.7	3.9
Tax contingencies reserve	0.3	(0.4)	(6.8)

Non-deductible research and development expense	25.2	—	—
Other non-deductible items	4.2	1.3	5.0
Credits and other	(4.5)	(0.8)	(2.1)
Valuation allowance	7.7	2.7	—

	75.8%	40.8%	(33.8)%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2008		2007
	Current	Long-term	Current	Long-term
Deferred tax assets:
Net operating loss carryforwards	$7,558	$13,547	$—	$4,959
Reserves and liabilities	46,037	6,176	40,247	4,513
Unrealized losses on securities	—	2,319	—	—
Excess of tax basis over net book value of intangible assets	—	80,182	—	65,060
Share-based payment awards	—	17,665	—	15,946
Depreciation on property and equipment	—	141	—	249
Credits and other	—	1,387	—	—
Capital loss carryover	—	—	—	26
Charitable contributions, other	—	—	—	2,623

	53,595	121,417	40,247	93,376

Deferred tax liabilities:
Unrealized gains on securities	(434)	—	(418)	—
Bond interest	—	(37,605)	(30,639)	(30,537)

	(434)	(37,605)	(31,057)	(30,537)

Valuation allowance	—	(6,663)	—	(3,262)

Net deferred tax assets	$53,161	$77,149	$9,190	$59,577

     In connection with its acquisition of LipoSonix in July 2008, the Company recorded $18.7 million of net deferred tax assets and decreased goodwill by $18.7 million as a result of tax attributes acquired and basis differences in the net assets acquired.
     At December 31, 2008, the Company has a federal net operating loss carryforward of approximately $60.3 million, of which a portion will expire beginning in 2021 if not previously utilized. $57.5 million of the net operating loss carryforward was acquired in connection with the Company’s acquisition of LipoSonix. As a result of the related ownership change for LipoSonix, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. The federal net operating loss of $60.3 million is net of the Section 382 limitation, thus representing the Company’s estimate of the net operating loss carryforward that will be realized.
     At December 31, 2008 and 2007, the Company has an unrealized tax loss of $18.1 million and $9.3 million, respectively, related to the Company’s option to acquire Revance or license Revance’s product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At December 31, 2008 and 2007, the Company has recorded a valuation allowance of $6.7 million and $3.3 million, respectively, against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
     The Company recorded a deferred tax liability of $434,000 and $418,000 related to unrealized gains on available-for-sale securities in 2008 and 2007, respectively, and recorded a deferred tax asset of approximately $84,000 relating to unrealized losses on available-for-sale securities in 2006. All amounts have been presented as a component of other comprehensive income in stockholders’ equity.
     During 2008, 2007 and 2006, the Company made net tax payments of $87.8 million, $35.4 million and $35.7 million, respectively.
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2004. The Internal Revenue Service has recently informed the Company that the tax return for the period ending December 31, 2007 has been selected for a limited scope examination.
     The Company owns two subsidiaries that file corporate tax returns in Sweden. The Swedish tax authorities examined the tax return of one of the subsidiaries for fiscal 2004. The examiners issued a no change letter, and the examination is complete. The Company’s other subsidiary in Sweden has not been examined by the Swedish tax authorities. The Swedish statute of limitation may be open for up to five years from the date the tax return was filed. Thus, all returns filed from fiscal 2004 forward are open under the statute of limitation.
     The Company and its consolidated subsidiaries received a final notice of proposed assessment in January 2007 from the Arizona Department of Revenue for fiscal years ended 2001 through 2004. The Company and the Arizona Department of Revenue agreed to the resolution of certain proposed adjustments and, accordingly, the Company paid $318,000 during 2008.
     Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. In accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of approximately $808,000, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. A reconciliation of the 2008 and 2007 beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2008	2007

Balance at beginning of period	$3,410	$4,310
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	200
Reductions for tax positions of prior years	—	(1,100)
Settlements	(898)	—
Reductions due to lapse in statute of limitations	—	—

Balance at end of period	$2,512	$3,410

     The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the effective tax rate in a future period is $2.1 million and $2.5 million as of December 31, 2008 and 2007, respectively.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008, 2007 and 2006, the Company did not recognize a material amount in interest and penalties. The Company had approximately $290,000 and $280,000 for the payment of interest and penalties accrued (net of tax benefit) at December 31, 2008, and 2007, respectively.
     The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $1.3 million in the next twelve months due to normal statute closures.

NOTE 16. SHARE REPURCHASE PROGRAM
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
NOTE 17. DIVIDENDS DECLARED ON COMMON STOCK
     During 2008, 2007 and 2006, the Company paid quarterly cash dividends aggregating $8.6 million, $6.8 million and $6.6 million, respectively, on its common stock. In addition, on December 17, 2008, the Company declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on January 30, 2009 to stockholders of record at the close of business on January 2, 2009. The $2.3 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2008. The Company has not adopted a dividend policy.
NOTE 18. STOCK OPTION PLANS
     As of December 31, 2007, the Company has seven active Stock Option Plans (the 2006, 2004, 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). Of these seven Plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. As of December 31, 2008, 10,707,357 options were outstanding under these Plans. Except for the 2002 Stock Option Plan, which only includes non-qualified incentive options, the Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Options are granted at the fair market value on the grant date. Options outstanding at December 31, 2008 vary in price from $10.13 to $39.04, with a weighted average exercise price of $27.98 as is set forth in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$10.13-$11.00	619,577	0.6	$10.97	619,577	$10.97
$11.53-$18.33	1,369,012	3.4	$18.20	1,369,012	$18.20
$18.57-$26.90	582,283	4.0	$23.19	456,290	$23.45
$26.95-$26.95	1,374,354	2.5	$26.95	1,374,354	$26.95
$27.30-$27.63	1,543,794	1.6	$27.63	1,543,794	$27.63
$27.70-$29.13	78,910	4.0	$28.31	78,910	$28.31
$29.20-$29.20	1,795,640	4.6	$29.20	1,795,640	$29.20
$29.30-$32.56	1,141,030	4.7	$31.56	860,540	$31.33
$32.81-$36.06	176,407	5.2	$33.77	161,338	$33.77
$38.45-39.04	2,026,350	5.6	$38.49	1,557,674	$38.51

	10,707,357	3.7	$27.98	9,817,129	$27.42

     A summary of stock options granted within the Plans and related information for 2008, 2007 and 2006 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price
Balance at December 31, 2005	1,204,939	13,174,397	14,379,336	$27.21

Granted	—	91,125	91,125	$31.38
Exercised	(260,756)	(739,075)	(999,831)	$20.43
Terminated/expired	(18,394)	(463,225)	(481,619)	$30.60

Balance at December 31, 2006	925,789	12,063,222	12,989,011	$27.63

Granted	—	119,553	119,553	$33.75
Exercised	(270,194)	(621,545)	(891,739)	$20.65
Terminated/expired	(29,948)	(519,922)	(549,870)	$32.70

Balance at December 31, 2007	625,647	11,041,308	11,666,955	$27.99

Granted	—	127,702	127,702	$22.22
Exercised	(62,422)	(216,070)	(278,492)	$15.59
Terminated/expired	(58,936)	(749,872)	(808,808)	$31.55

Balance at December 31, 2008	504,289	10,203,068	10,707,357	$27.98

NOTE 19. NET INCOME (LOSS) PER COMMON SHARE
     The following table sets forth the computation of restated basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,
	2008	2007	2006

BASIC
Net income (loss)	$10,276	$70,436	$(48,152)
Weighted average number of common shares outstanding	56,567	55,988	54,688

Basic net income (loss) per common share	$0.18	$1.26	$(0.88)

DILUTED
Net income (loss)	$10,276	$70,436	$(48,152)
Add:
Tax-effected interest expense and issue costs related to Old Notes	—	2,950	—
Tax-effected interest expense and issue costs related to New Notes	—	3,357	—

Net income (loss) assuming dilution	$10,276	$76,743	$(48,152)
Weighted average number of common shares outstanding	56,567	55,988	54,688
Effect of dilutive securities:
Old Notes	—	5,823	—
New Notes	—	7,325	—
Stock options and restricted stock	756	2,110	—

Weighted average number of common shares assuming dilution	57,323	71,246	54,688

Diluted net income (loss) per common share	$0.18	$1.08	$(0.88)

     Diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, Effect of Contingently Convertible Debt on Diluted Earnings per Share. Diluted net income per share is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.
     The diluted net income per common share computation for 2008 excludes 9,919,690 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. The diluted net income per common share computation for 2008 also excludes 5,822,551 and 3,124,742 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively, as they were anti-dilutive.
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
     The Company maintains cash, cash equivalents and short-term and long-term investments primarily with two financial institutions that invest funds in short-term, interest-bearing, investment-grade, marketable securities. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade receivables. The Company’s investment policy requires it to place its investments with high-credit quality counterparties, and requires investments in debt securities with original maturities of greater than six months to consist primarily of AAA rated financial instruments and counterparties. The Company’s investments are primarily in direct obligations of the United States government or its agencies and corporate notes and bonds.
     At December 31, 2008 and 2007, two customers comprised approximately 64.7% and 93.9%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk exists at December 31, 2008.
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
NOTE 21. DEFINED CONTRIBUTION PLAN
     The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. Beginning in April 2002, the Company began matching employee contributions at 50% of the first 3% of basic compensation contributed by the participants, and in April 2006 increased the matching contribution to 50% of the first 6% of basic compensation contributed by the participants. During 2008, 2007 and 2006, the Company also made a discretionary contribution to the plan. During 2008, 2007 and 2006, the Company recognized expense related to matching and discretionary contributions under the Contribution Plan of $2.7 million, $2.3 million and $1.4 million, respectively.

NOTE 22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The tables below list the quarterly financial information for 2008 and 2007. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

		YEAR ENDED DECEMBER 31, 2008
		(FOR THE QUARTERS ENDED)
	MARCH 31, 2008 (a)	JUNE 30, 2008 (b)	SEPTEMBER 30, 2008(c)	DECEMBER 31, 2008(d)
Net revenues	$128,903	$137,450	$115,425	$135,971
Gross profit (1)	117,771	128,246	104,577	128,442
Net income (loss)	20,525	13,009	(14,657)	(8,601)
Basic net income (loss) per common share	$0.36	$0.23	$(0.26)	$(0.15)
Diluted net income (loss) per common share	$0.31	$0.21	$(0.26)	$(0.15)

		YEAR ENDED DECEMBER 31, 2007
		(FOR THE QUARTERS ENDED)
	MARCH 31, 2007 (e)	JUNE 30, 2007 (f)	SEPTEMBER 30, 2007 (g)	DECEMBER 31, 2007 (h)
Net revenues	$98,665	$113,606	$110,983	$134,140
Gross profit (1)	87,103	98,340	92,400	123,442
Net income	11,681	18,540	16,993	23,221
Basic net income per common share	$0.21	$0.33	$0.30	$0.41
Diluted net income per common share	$0.19	$0.28	$0.26	$0.35

(1)	Gross profit does not include amortization of the related intangibles.

Quarterly results were impacted by the following items:

(a)	Operating expenses included approximately $4.4 million of compensation expense related to stock options and restricted stock.

(b)	Operating expenses included a $25.0 million payment to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN® and approximately $4.7 million of compensation expense related to stock options and restricted stock.

(c)	Operating expenses included $30.5 million of acquired in-process research and development expense related to our acquisition of LipoSonix, approximately $4.8 million of lease exit costs related to our previous headquarters facility and approximately $4.1 million of compensation expense related to stock options and restricted stock.

(d)	Operating expenses included $40.0 million paid to IMPAX related to a development agreement and approximately $3.4 million of compensation expense related to stock options and restricted stock.

(e)	Operating expenses included approximately $5.5 million of compensation expense related to stock options and restricted stock.

(f)	Operating expenses included approximately $5.6 million of compensation expense related to stock options and restricted stock and approximately $4.1 million for the write-down of an intangible asset.

(g)	Operating expenses included approximately $4.5 million of compensation expense related to stock options and restricted stock and approximately $2.2 million of professional fees related to the Company’s strategic collaboration with Hyperion.

(h)	Operating expenses included approximately $9.3 million related to the Company’s option to acquire Revance or to license Revance’s product currently under development, including approximately $1.3 million of professional fees incurred related to the transaction, and approximately $5.5 million of compensation expense related to stock options and restricted stock.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	beginning of	costs and	Charged to other		Balance at
	period	expenses	accounts	Deductions	end of period
Description	(in thousands)
Year Ended December 31, 2008 Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$830	$15,157	—	$(14,268)	$1,719
Year Ended December 31, 2007 Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$2,148	$11,385	—	$(12,703)	$830
Year Ended December 31, 2006 Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$1,994	$13,743	—	$(13,589)	$2,148

S-1