Form 10-K/A
period 2008-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2009-05-06
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-14471
MEDICIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1574808

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

7720 N. Dobson Road, Scottsdale, Arizona	85256-2740

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(602) 808-8800
Securities registered pursuant to Section 12(b) of the Act: Class A common stock, $0.014 par value

New York Stock Exchange	Preference Share Purchase Rights

(Name of each exchange on which	(Title of each Class)
registered)
Securities registered pursuant to Section 12(g) of the Act:                                     NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EX-10.61
EX-31.1
EX-31.2

Explanatory Note
     The purpose of this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original 2008 10-K”) is to re-file Exhibit 10.61. The exhibit filed herewith contains certain information that was previously omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Except for the revised Exhibit 10.61 filed with this Form 10-K/A, there are no other changes to the Original 2008 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)
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

10.7(a)	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.7(b)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.7(c)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.7(d)	Third Amendment, dated December 30, 2005, to Employment Agreement between the Company and Jonah Shacknai(32)

10.8	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan(30)

10.9(a)	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.9(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(29)

10.10(a)	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(27)

10.10(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Option Plan, dated August 1, 2005(29)

10.11(a)	Medicis Pharmaceutical Corporation 1998 Stock Option Plan(33)

Exhibit No.		Description
10.11	(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(29)

10.11	(c)	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(29)

10.12	(a)	Medicis Pharmaceutical Corporation 1996 Stock Option Plan(34)

10.12	(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(29)

10.13		Waiver Letter dated March 18, 2005 between the Company and Q-Med AB(27)

10.14		Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company (2)

10.15		Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company (3)

10.16	(a)	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.16	(b)	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.16	(c)	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.16	(d)	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.16	(e)
Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.16	(f)
Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (23)

10.17	(a)	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.17	(b)	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.17	(c)	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.18	(a)	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

10.18	(b)	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.18	(c)	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.19		Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.20		Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A. (8)

10.21		Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.22		License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.23		Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.24		Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

10.25		Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.26		Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

Exhibit No.		Description
10.27		Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.28		Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.29		Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.30		Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.31	(a)	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.31	(b)	Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.32		Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)

10.33		Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

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

10.39		Medicis Pharmaceutical Corporation 1992 Stock Option Plan(35)

10.40		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.41		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.42		Letter Agreement dated as of March 13, 2006 among Medicis Pharmaceutical Corporation, Aesthetica Ltd., Medicis Aesthetics Holdings Inc., Ipsen S.A. and Ipsen Ltd. (37)

10.43	*	Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.44	*	Trademark License Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.45	*	Trademark Assignment Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.46	(a)	Medicis 2006 Incentive Award Plan(39)

10.46	(b)	Amendment to the Medicis 2006 Incentive Award Plan, dated July 10, 2006(41)

10.46	(c)	Amendment No. 2 to the Medicis 2006 Incentive Award Plan, dated April 11, 2007(46)

10.46	(d)	Amendment No. 3 to the Medicis 2006 Incentive Award Plan, dated April 16, 2007(45)

10.46	(e)	Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(48)

10.46	(f)	Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(48)

10.47		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mark A. Prygocki, Sr. (40)

Exhibit No.		Description
10.48		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mitchell S. Wortzman, Ph.D. (40)

10.49		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Richard J. Havens (40)

10.50		Employment Agreement, dated July 27, 2006, between Medicis Pharmaceutical Corporation and Jason D. Hanson (40)

10.51	*	Office Sublease by and between Apex 7720 North Dobson, L.L.C., an Arizona limited liability company, and Medicis Pharmaceutical Corporation, dated as of July 26, 2006(42)

10.52		Corporate Integrity Agreement between the Office of Inspector General of the department of Health and Human Services and Medicis Pharmaceutical Corporation(44)

10.53	*	Collaboration Agreement, dated as of August 23, 2007, by and between Ucyclyd Pharma, Inc. and Hyperion Therapuetics, Inc. (47)

10.54		Employment Agreement, dated December 23, 2008, by and between the Company and Joseph P. Cooper (50)

10.55		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Jason D. Hanson (50)

10.56		Employment Agreement, dated December 23, 2008, by and between the Company and Vincent P. Ippolito (50)

10.57		Employment Agreement, dated December 23, 2008, by and between the Company and Richard D. Peterson (50)

10.58		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mark A. Prygocki (50)

10.59		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mitchell S. Wortzman, Ph.D. (50)

10.60		Fourth Amendment to Employment Agreement, dated December 23, 2008, by and between the Company and Jonah Shacknai (50)

10.61	+*	Joint Development Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.

10.62	†*	License and Settlement Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.

12	†	Computation of Ratios of Earnings to Fixed Charges

21.1	†	Subsidiaries

23.1	†	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney See signature page to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009.

31.1	+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

†	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to the Company’s 1995 Form 10-K

(6)	Incorporated by reference to the Company’s 1995 Form 10-K

(7)	Incorporated by reference to the Company’s 1995 Form 10-K

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 0-18443, previously filed with the SEC

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2006

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 0-18443, previously filed with the SEC

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-18443, previously filed with the SEC

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-18443, previously filed with the SEC

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 0-18443, previously filed with the SEC

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 0-18443, previously filed with the SEC

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 0-18443, previously filed with the SEC

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 0-18443, previously filed with the SEC on October 28, 2005

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 0-18443, previously filed with the SEC

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006

(33)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(34)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the SEC on October 23, 1996

(35)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(36)	Incorporated by reference to the Company’s Annual Report on Form 10-K/T for the six month transition period ended December 31, 2005, File No. 0-18443, previously filed with the SEC on March 16, 2006

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2006

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-18443, previously filed with the SEC

(39)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 13, 2006

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-18443, previously filed with the SEC

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-18443, previously filed with the SEC

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2009

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2007

(45)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2007

(46)	Incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 3, 2007

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 0-18443, previously filed with the SEC

(48)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-18443, previously filed with the SEC

(49)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-14471, previously filed with the SEC.

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2008

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 5, 2009

MEDICIS PHARMACEUTICAL CORPORATION
By:	/s/ RICHARD D. PETERSON
Richard D. Peterson
Executive Vice President, Chief Financial Officer and Treasurer