Form 10-Q
period 2009-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2009-05-11
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(602) 808-8800

(Registrant’s telephone number,
including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2009

Class A Common Stock $.014 Par Value	58,845,961 (a) (a) includes 2,025,994 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$138,832	$86,450
Short-term investments	260,524	257,435
Accounts receivable, net	50,913	52,588
Inventories, net	25,351	24,226
Deferred tax assets, net	66,058	53,161
Other current assets	20,879	19,676

Total current assets	562,557	493,536

Property and equipment, net	26,558	26,300

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	267,624	267,624
Other intangible assets	7,899	7,752

	275,523	275,376
Less: accumulated amortization	119,462	113,947

Net intangible assets	156,061	161,429
Goodwill	156,776	156,762
Deferred tax assets, net	73,540	77,149
Long-term investments	40,378	55,333
Other assets	39	2,925

	$1,015,909	$973,434

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
Liabilities	(unaudited)
Current liabilities:
Accounts payable	$43,752	$39,032
Reserve for sales returns	68,406	59,611
Income taxes payable	4,440	—
Other current liabilities	113,867	87,258

Total current liabilities	230,465	185,901

Long-term liabilities:
Contingent convertible senior notes	169,326	169,326
Deferred revenue	3,542	4,167
Other liabilities	8,174	10,346

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 69,488,936 and 69,396,394 at March 31, 2009 and December 31, 2008, respectively	969	969
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	664,776	661,703
Accumulated other comprehensive income	2,106	2,106
Accumulated earnings	280,263	282,284
Less: Treasury stock, 12,711,063 and 12,678,559 shares at cost at March 31, 2009 and December 31, 2008, respectively	(343,712)	(343,368)

Total stockholders’ equity	604,402	603,694

	$1,015,909	$973,434

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008

Net product revenues	$96,600	$125,054
Net contract revenues	3,219	3,849

Net revenues	99,819	128,903

Cost of product revenues (1)	9,446	11,132

Gross profit	90,373	117,771

Operating expenses:
Selling, general and administrative (2)	70,425	72,062
Research and development (3)	13,275	9,189
Depreciation and amortization	7,132	6,722

Operating (loss) income	(459)	29,798

Other expense, net	2,873	2,871
Interest and investment income	(2,487)	(9,199)
Interest expense	1,054	2,407

(Loss) income before income tax expense	(1,899)	33,719

Income tax (benefit) expense	(2,228)	13,194

Net income	$329	$20,525

Basic net income per share	$0.01	$0.36

Diluted net income per share	$0.01	$0.31

Cash dividend declared per common share	$0.04	$0.04

Weighted average number of common shares used in calculating:
Basic net income per share	56,731	56,358

Diluted net income per share	56,867	70,332

(1) amounts exclude amortization of intangible assets related to acquired products	$5,443	$5,286
(2) amounts include share-based compensation expense	$3,733	$4,329
(3) amounts include share-based compensation expense	$139	$61
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Operating Activities:
Net income	$329	$20,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,132	6,722
Amortization of deferred financing fees	—	285
Adjustment of impairment of available-for-sale investments	(13)	—
Charge reducing value of investment in Revance	2,886	2,871
Gain on sale of available-for-sale investments, net	(10)	(117)
Share-based compensation expense	3,872	4,390
Deferred income tax (benefit) expense	(10,680)	4,997
Tax expense from exercise of stock options and vesting of restricted stock awards	(644)	(354)
Excess tax benefits from share-based payment arrangements	—	(10)
Increase in provision for sales discounts and chargebacks	144	519
Accretion (amortization) of (discount)/premium on investments	516	(773)
Changes in operating assets and liabilities:
Accounts receivable	1,531	(12,284)
Inventories	(1,125)	3,277
Other current assets	(1,203)	(6,497)
Accounts payable	4,720	17,863
Reserve for sales returns	8,795	(689)
Income taxes payable	4,440	(1,651)
Other current liabilities	26,016	(5,083)
Other liabilities	(1,308)	(888)

Net cash provided by operating activities	45,398	33,103

Investing Activities:
Purchase of property and equipment	(1,875)	(3,898)
Payments for purchase of product rights	(161)	(33)
Purchase of available-for-sale investments	(74,264)	(247,967)
Sale of available-for-sale investments	30,494	151,451
Maturity of available-for-sale investments	55,029	161,975

Net cash provided by investing activities	9,223	61,528

Financing Activities:
Payment of dividends	(2,313)	(1,707)
Excess tax benefits from share-based payment arrangements	—	10
Proceeds from the exercise of stock options	—	765

Net cash used in financing activities	(2,313)	(932)

Effect of exchange rate on cash and cash equivalents	74	(97)

Net increase in cash and cash equivalents	52,382	93,602
Cash and cash equivalents at beginning of period	86,450	108,046

Cash and cash equivalents at end of period	$138,832	$201,648

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
          The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 18 branded products. Its primary brands are PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. Medicis entered the non-invasive fat ablation market with its acquisition of LipoSonix in July 2008. In addition, as discussed in Note 17, on April 29, 2009, the FDA approved DYSPORTTM, which Medicis will market in the U.S. for the aesthetic indication of glabellar lines.
          The consolidated financial statements include the accounts of Medicis and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
          The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
2. SHARE-BASED COMPENSATION
Stock Option and Restricted Stock Awards
          At March 31, 2009, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R.
          The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2009, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to March 31, 2009, was approximately $4.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

          A summary of stock option activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2008	10,707,357	$27.98

Granted	77,017	$11.28
Exercised	—	$—
Terminated/expired	(141,367)	$30.83

Balance at March 31, 2009	10,643,007	$27.82	3.5	$952,959

          Options exercisable under the Company’s share-based compensation plans at March 31, 2009 were 9,703,841, with a weighted average exercise price of $27.38, a weighted average remaining contractual term of 3.3 years, and an aggregate intrinsic value of $869,010.
          A summary of fully vested stock options and stock options expected to vest, based on historical forfeiture rates, as of March 31, 2009, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding	9,736,889	$27.99	3.6	$783,300
Exercisable	8,880,402	$27.56	3.4	$714,240
          The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Expected dividend yield	0.35%	0.6%
Expected stock price volatility	0.45	0.38
Risk-free interest rate	2.2%	3.0%
Expected life of options	7 Years	7 Years
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
          The weighted average fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $5.32 and $8.19, respectively.
          The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the three months ended March 31, 2009, 975,173 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended March 31, 2009 and 2008, was approximately $1.8 million and $1.1 million, respectively. As of March 31, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2009, was approximately $31.8 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.6 years.
          A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2009 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2008	1,204,851	$23.38

Granted	975,173	$11.28
Vested	(92,572)	$28.11
Forfeited	(4,478)	$24.87

Nonvested at March 31, 2009	2,082,974	$17.50

          The total fair value of restricted shares vested during the three months ended March 31, 2009 and 2008 was approximately $2.6 million and $2.1 million, respectively.
Stock Appreciation Rights
          On February 27, 2009, the Company granted 2,013,832 cash-settled stock appreciation rights (“SARs”) to certain employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SARs is expensed over the service period of the employees receiving the grants, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. SFAS No. 123R requires the fair value of SARs to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. Share-based compensation expense related to SARs during the three months ended March 31, 2009 was approximately $0.2 million. As of March 31, 2009, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to March 31, 2009, was approximately $12.7 million, and the related weighted-average period over which it is expected to be recognized is approximately 4.9 years.
          The fair value of each SAR is estimated on the date of the grant, and at the end of each reporting period, using the Black-Scholes option pricing model with the following assumptions:

	SARs Granted During the	Remeasurement
	Three Months Ended	as of
	March 31, 2009	March 31, 2009
Expected dividend yield	0.35%	1.29%
Expected stock price volatility	0.45	0.48
Risk-free interest rate	2.2%	2.3%
Expected life of SARs	7.0 Years	6.9 Years

          A summary of SARs activity for the three months ended March 31, 2009 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value
Balance at December 31, 2008	—	$—

Granted	2,013,832	$11.28
Exercised	—	$—
Terminated/expired	—	$—

Balance at March 31, 2009	2,013,832	$11.28	6.9	$2,195,077

          No SARs were exercisable as of March 31, 2009.
3. SHORT-TERM AND LONG-TERM INVESTMENTS
          The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At March 31, 2009, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $260.5 million and $40.4 million, respectively.
          Available-for-sale and trading securities consist of the following at March 31, 2009 (amounts in thousands):

	March 31, 2009
				Other-
				Than-
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$107,353	$472	$(477)	$—	$107,348
Federal agency notes and bonds	137,614	1,175	(30)	—	138,759
Auction rate floating securities	44,575	838	(429)	(6,382)	38,602
Asset-backed securities	16,657	41	(505)	—	16,193

Total securities	$306,199	$2,526	$(1,441)	$(6,382)	$300,902

     During the three months ended March 31, 2009, the gross realized gains on sales of available-for-sale securities totaled $9,389, while no gross losses were realized. Such amounts of gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three months ended March 31, 2009, on available-for-sale securities included in stockholders’ equity totaled $74,549. The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2009, by maturity, are shown below (amounts in thousands):

	March 31, 2009
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$207,391	$207,939
Due after one year through five years	54,233	54,361
Due after five years through 10 years	—	—
Due after 10 years	43,275	37,336

	$304,899	$299,636

          Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At March 31, 2009, approximately $40.4 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
          As of March 31, 2009, the Company’s investments included auction rate floating securities with a fair value of $38.6 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008 and the first quarter of 2009 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, the Company recorded an other-than-temporary impairment loss of $6.4 million during the year ended December 31, 2008 on its auction rate floating securities in other expense, based on the Company’s estimate of the fair value of these investments. The Company’s estimate of the fair value of its auction rate floating securities was based on market information and assumptions determined by the Company’s management, which could change significantly based on market conditions.
          In November 2008, the Company entered into a settlement agreement with the broker through which the Company purchased auction rate floating securities. The settlement agreement provides the Company with the right to put an auction rate floating security currently held by the Company back to the broker beginning on June 30, 2010. At March 31, 2009 and December 31, 2008, the Company held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. The Company elected the irrevocable Fair Value Option treatment under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and adjusted the put option to fair value. The Company reclassified this auction rate floating security from available-for-sale to trading securities as of December 31, 2008, and future changes in fair value related to this investment will be recorded in earnings.

          The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$35,419	$270	$6,265	$207
Federal agency notes and bonds	27,643	30	—	—
Auction rate floating securities	23,265	429	—	—
Asset-backed securities	5,125	93	1,696	411

Total securities	$91,452	$822	$7,961	$618

          As of March 31, 2009, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company has the intent and ability to hold these investments for the time necessary to recover its cost, which for debt securities may be at maturity.
4. FAIR VALUE MEASUREMENTS
          As of March 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investment in Revance Therapeutics, Inc. (“Revance”).
          The Company has invested in auction rate floating securities, which are classified as available-for-sale or trading securities and reflected at fair value. Due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 3). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of March 31, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
          As a result of the liquidity issues of the Company’s auction rate floating securities, the Company recorded an other-than-temporary impairment loss of $6.4 million in other expense during the three months ended December 31, 2008, based on the Company’s estimate of the fair value of these investments. The auction rate floating securities held by the Company at March 31, 2009 and December 31, 2008, totaling $38.6 million and $38.2 million, respectively, were in securities collateralized by student loan portfolios. These securities were included in long-term investments at March 31, 2009 and December 31, 2008 in the accompanying condensed consolidated balance sheets. As of March 31, 2009, the Company continued to earn interest on virtually all of its auction rate floating securities. Any future fluctuation in fair value related to the auction rate floating securities classified as available-for-sale that the Company deems to be temporary, would be recorded to accumulated other comprehensive (loss) income. If the

Company determines that any future decline in fair value of its available-for-sale securities was other than temporary, it would record a charge to earnings as appropriate.
          The Company estimates changes in the net realizable value of its investment in Revance based on a hypothetical liquidation at book value approach (see Note 5). During the three months ended March 31, 2009, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009.
          The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2009, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Mar. 31, 2009	(Level 1)	(Level 2)	(Level 3)

Auction rate floating securities	$38,602	$—	$—	$38,602
Other available-for-sale securities	262,300	262,300	—	—
Investment in Revance	—	—	—	—

Total assets measured at fair value	$300,902	$262,300	$—	$38,602

          The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three months ended March 31, 2009 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment
	Floating	in
	Securities	Revance

Balance at December 31, 2008	$38,225	$2,887
Transfers to (from) Level 3	—	—
Total gains included in interest and investment income	5	—
Total gains (losses) included in other expense	13	(2,887)
Total gains included in other comprehensive income	409	—
Purchases and settlements (net)	(50)	—

Balance at March 31, 2009	$38,602	$—

5. INVESTMENT IN REVANCE
          On December 11, 2007, the Company announced a strategic collaboration with Revance, a privately-held, venture-backed development-stage entity, whereby the Company made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon the Company’s exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for the Company’s $20.0 million payment, the Company received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million was expected to be used by Revance primarily for the development of the product. Approximately $12.0 million of the $20.0 million payment represented the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in the Company’s condensed consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and was expected to be utilized in the development of the new product, represented the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the three months ended December 31, 2007.
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
          The Company estimates the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). During the three months ended March 31, 2009 and the three months ended March 31, 2008, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million and $2.9 million, respectively, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009 and March 31, 2008. Such amounts were recognized as other expense during the three months ended March 31, 2009 and three months ended March 31, 2008, respectively. Upon the recognition of the $2.9 million reduction of the Company’s investment in Revance during the three months ended March 31, 2009, the Company’s investment in Revance as of March 31, 2009, is $0.
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
6. STRATEGIC COLLABORATION WITH IMPAX
          On November 26, 2008, the Company entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX Laboratories, Inc. (“IMPAX”). In connection with the License and Settlement Agreement, the Company and IMPAX agreed to terminate all legal disputes between them relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX confirmed that the Company’s patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under Abbreviated New Drug Application (“ANDA”) #90-024.
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
          Under the Joint Development Agreement, the Company and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, the Company made an initial payment of $40.0 million upon execution of the agreement. During the three months ended March 31, 2009, the Company paid IMPAX $5.0 million upon the achievement of a clinical milestone, in accordance with terms of the agreement. In addition, the Company will be required to pay up to $18.0 million upon successful completion of certain other clinical and commercial milestones. The Company will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by Medicis upon approval by the FDA. The Company will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA.
          The $40.0 million initial payment was recognized as a charge to research and development expense during the three months ended December 31, 2008, and the $5.0 million clinical milestone achievement payment was recognized as a charge to research and development expense during the three months ended March 31, 2009.
7. SEGMENT AND PRODUCT INFORMATION
          The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. The non-acne dermatological product lines include LOPROX®, PERLANE®, RESTYLANE® and VANOS®. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics, and LipoSonix revenues.
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

          Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008

Acne and acne-related dermatological products	$66,453	$80,134
Non-acne dermatological products	23,473	39,091
Non-dermatological products	9,893	9,678

Total net revenues	$99,819	$128,903

	Three Months Ended
	March 31,
	2009	2008

Acne and acne-related dermatological products	67%	62%
Non-acne dermatological products	23	30
Non-dermatological products	10	8

Total net revenues	100%	100%

8. INVENTORIES
          Except for the LipoSonix technology, the Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventories consist of salable products held at the Company’s warehouses, as well as raw materials and components at the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
          Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of March 31, 2009 and December 31, 2008, there was $0.9 million and $1.1 million, respectively, of costs capitalized into inventory for products that have not yet received regulatory approval.
          Inventories are as follows (amounts in thousands):

	March 31, 2009	December 31, 2008

Raw materials	$9,498	$7,234
Finished goods	16,736	18,407
Valuation reserve	(883)	(1,415)

Total inventories	$25,351	$24,226

9. OTHER CURRENT LIABILITIES
          Other current liabilities are as follows (amounts in thousands):

	March 31,	December 31,
	2009	2008
Accrued incentives	$11,502	$18,910
Managed care and Medicaid reserves	31,657	16,956
Accrued consumer rebate and loyalty programs	46,316	28,449
Deferred revenue	3,679	3,341
Other accrued expenses	20,713	19,602

	$113,867	$87,258

          Included in deferred revenue as of March 31, 2009 and December 31, 2008 was $0.9 million and $0.7 million, respectively, associated with the deferral of the recognition of revenue and related cost of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand.
10. CONTINGENT CONVERTIBLE SENIOR NOTES
          In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at March 31, 2009 or December 31, 2008. The Old Notes will mature on June 4, 2032.
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
          The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at March 31, 2009 or December 31, 2008. The New Notes mature on June 4, 2033.
          As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company is amortizing these costs over the first five-year Put period, which runs through June 4, 2008.
          Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of March 31, 2009 and December 31, 2008.
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
          During the quarters ended March 31, 2009 and December 31, 2008, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
11. INCOME TAXES
          Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments under SFAS 123R that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, changes in valuation allowances against deferred tax assets and differences in tax rates in certain non-U.S. jurisdictions. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions it uses to estimate its annual effective tax rate, including factors such as its mix of pre-tax earnings in the various tax jurisdictions in which it operates, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes tax benefits in accordance with FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. Under FIN 48, tax benefits are recognized only if the tax position is more likely than not of being sustained. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating losses and credit carryforwards. The Company records valuation allowances against its deferred tax assets to reduce the net carrying value to amounts that management believes is more likely than not to be realized.
          At March 31, 2009, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At March 31, 2009, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
          During the three months ended March 31, 2009 and March 31, 2008, the Company made net tax payments of $1.5 million and $36.9 million, respectively.
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
          At December 31, 2008, the Company had $2.5 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $2.1 million on the Company’s effective tax rate. The amount of unrecognized tax benefits decreased $1.4 million from $2.5 million to $1.1 million during the three months ended March 31, 2009 due to statute closures. Recognition of the $1.1 million unrecognized tax benefits would have a favorable effect of $0.7 million on the Company’s effective tax rate. During the next twelve months, the Company estimates that the amount of unrecognized tax benefits will not change.
          The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $165,000 and $290,000 for the payment of interest and penalties accrued (net of tax benefit) at March 31, 2009 and December 31, 2008, respectively.
12. DIVIDENDS DECLARED ON COMMON STOCK
          On March 11, 2009, the Company declared a cash dividend of $0.04 per issued and outstanding share of its Class A common stock payable on April 30, 2009 to stockholders of record at the close of business on April 1, 2009. The $2.4 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2009. The Company has not adopted a dividend policy.
13. COMPREHENSIVE INCOME
          Total comprehensive income includes net income and other comprehensive income (loss), which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2009 and 2008 was $0.3 million and $21.5 million, respectively.

14. NET INCOME PER COMMON SHARE
          The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008

BASIC

Net income	$329	$20,525

Weighted average number of common shares outstanding	56,731	56,358

Basic net income per common share	$0.01	$0.36

DILUTED

Net income	$329	$20,525

Add:
Tax-effected interest expense and issue costs related to Old Notes	—	666
Tax-effected interest expense and issue costs related to New Notes	—	851

Net income assuming dilution	$329	$22,042

Weighted average number of common shares	56,731	56,358

Effect of dilutive securities:
Old Notes	—	5,823
New Notes	—	7,325
Stock options and restricted stock	136	826

Weighted average number of common shares assuming dilution	56,867	70,332

Diluted net income per common share	$0.01	$0.31

          Diluted net income per common share must be calculated using the “if-converted” method in accordance with EITF 04-8, Effect of Contingently Convertible Debt on Earnings per Share. Diluted net income per share is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.
          The diluted net income per common share computation for the three months ended March 31, 2009 and 2008 excludes 12,106,591 and 7,667,494 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. The diluted net income per common share computation for the three months ended March 31, 2009 also excludes 5,822,551 and 4,685 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively, as the effect of applying the “if-converted” method in calculating diluted net income per common share would be anti-dilutive.

          In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The Company adopted FASB Staff Position No. EITF 03-6-1 on January 1, 2009, and it did not have a material impact on its disclosure of earnings per share.
15. COMMITMENTS AND CONTINGENCIES
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
          As of March 31, 2009, approximately $3.5 million of lease exit costs remain accrued and are expected to be paid by December 2010 of which $1.9 million is classified in other current liabilities and $1.6 million is classified in other liabilities. Although the facilities are no longer in use by the Company, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, the Company concluded it was probable it would be unable to obtain sublease rentals for the prior headquarters and therefore it would not be subleased for the remaining lease term. The Company will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
          The following is a summary of the activity in the liability for lease exit costs for the three months ended March 31, 2009:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2008	to Expense	Made	from Sublease	March 31, 2009

Lease exit costs liability	$3,996,102	$65,737	$(534,528)	$—	$3,527,311
Medicaid Drug Rebates
          In April 2009, the Company completed a voluntary review of pricing data submitted to the Medicaid Drug Rebate Program (the “Program”) for the period from the first quarter of 2006 through the fourth quarter of 2007. The review identified certain corrective actions that were needed in relation to the reviewed data. The Company expects that the corrective actions, when implemented, would result in an increase to the Company’s rebate liability under the Program in the amount of approximately $3.1 million for the eight-quarter period reviewed. The Company has disclosed the results of the review and revised rebate liability to the Centers for Medicare and Medicaid Services (“CMS”), which administers the Program, and is awaiting CMS instruction as to whether and when to re-file the revised pricing data. The Company’s submission to CMS also included a request that CMS approve a change in drug category for certain Company products. If CMS does not accept the Company’s request for this change, the Company may owe additional Medicaid rebates which would result in additional liability under the Program. Upon completion of CMS’s review of the Company’s submission, the Company will evaluate the impact that CMS’s conclusions will have on the Company’s liability under related drug rebate agreements with various states and the Public Health Service Drug Pricing Program. As of March 31, 2009, the Company accrued $3.1 million for the 2006 and 2007 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009.

Department of Defense/TRICARE
          On March 17, 2009, the Department of Defense (“DoD”) issued a Final Rule (the “Rule”) implementing Section 703 of the National Defense Authorization Act of 2008. The Rule establishes a program under which DoD will seek Federal Ceiling Price-based refunds, or rebates, from drug manufacturers on TRICARE retail pharmacy utilization. Under the Rule, effective May 26, 2009, DoD seeks refunds, or rebates, on TRICARE Retail Pharmacy Program prescriptions filled from January 28, 2008 forward. The Rule also provides that an agreement from the manufacturer to honor the new pricing standards is required to include the manufacturer’s product(s) on the DoD uniform formulary and make that drug available through retail network pharmacies without prior authorization. Among other things, the Rule further provides that manufacturers may apply for compromise or waivers of amounts due. As a result of this Final Rule, the Company’s rebate liability as of March 31, 2009 for 2008 utilization is approximately $1.6 million, and the estimated rebate liability for the first quarter of 2009 is approximately $0.8 million. It is possible that, pursuant to the compromise or waiver process set forth in the Rule, DoD will agree to accept a lesser sum for the 2008 and first quarter of 2009 periods. As of March 31, 2009 the Company accrued $2.4 million for the 2008 and first quarter of 2009 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009.
Legal Matters
          On January 13, 2009, the Company filed suit against Mylan, Inc., Matrix Laboratories Ltd., Matrix Laboratories Inc., Sandoz, Inc., and Barr Laboratories, Inc. (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of the Company’s U.S. Patent No. 5,908,838 (the “ ‘838 patent”) by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief requested by the Company includes a request for a permanent injunction preventing Defendants from infringing the ‘838 patent by selling generic versions of SOLODYN®. On March 18, 2009, the Company entered into a Settlement Agreement with Barr (a subsidiary of Teva) whereby all legal disputes between the Company and Teva relating to SOLODYN® were terminated and where Barr/Teva agreed that Medicis’ patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Barr/Teva. On March 30, 2009, the Delaware Court dismissed the claims between Medicis and Matrix Laboratories Inc. without prejudice, pursuant to a stipulation between Medicis and Matrix Laboratories Inc.
          On January 21, 2009, the Company received a letter from a stockholder demanding that its Board of Directors take certain actions, including potentially legal action, in connection with the restatement of its consolidated financial statements in 2008. The letter states that, if the Board of Directors does not take the demanded action, the stockholder will commence a derivative action on behalf of the Company. The Company’s Board of Directors is reviewing the letter and has established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the allegations in the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee does conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in the best interest of the Company and its shareholders to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board any other appropriate action to be taken.
          On October 3, 10, and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003 and approximately September 24, 2008. The complaints name as defendants Medicis Pharmaceutical Corp. and the Company’s Chief Executive Officer and Chairman of the Board, Jonah Shacknai, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, Richard D. Peterson, and the Company’s Chief Operating Officer and Executive Vice President,

Mark A. Prygocki. Plaintiffs’ claims arise in connection with the restatement of the Company’s annual, transition, and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. The complaints allege violations of federal securities laws, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, based on alleged material misrepresentations to the market that had the effect of artificially inflating the market price of the Company’s stock. The plaintiffs seek to recover unspecified damages and costs, including counsel and expert fees. The Court has consolidated these actions into a single proceeding, appointed a lead plaintiff and lead plaintiff’s counsel, and ordered the lead plaintiff to file a single, consolidated complaint by May 18, 2009. The Company intends to vigorously defend the claims in these consolidated matters. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
          On April 30, 2008, the Company received notice from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo Israel”), a generic pharmaceutical company, that it had filed an ANDA with the FDA for a generic version of the Company’s VANOS® fluocinonide cream 0.1%. Perrigo Israel’s notice indicated that it was challenging only one of the two patents that the Company listed with the FDA for VANOS® Cream. On June 6, 2008, the Company filed a complaint for patent infringement against Perrigo Israel and its domestic corporate parent Perrigo Company in the United States District Court for the Western District of Michigan, Civil Action No. 1:08-cv-0539-PLM. The complaint asserts that Perrigo Israel and Perrigo Company have infringed both of the Company’s patents for VANOS® Cream (United States Patent Nos. 6,765,001 and 7,220,424). Perrigo Israel and Perrigo Company filed a joint Answer on November 4, 2008. As discussed further in Note 17, “Subsequent Events,” on April 8, 2009, the Company, Perrigo Israel and Perrigo Company agreed to terminate all legal disputes between them relating to the Company’s VANOS® fluocinonide Cream. On April 18, 2009, the Court formally dismissed the action.
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
16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R provides for the following changes from SFAS No. 141: 1) an acquirer will record all assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; 2) certain contingent assets and liabilities acquired will be recognized at fair value at the acquisition date; 3) contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings; 4) acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; 5) reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and 6) when making adjustments to finalize initial accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations the Company enters into, if any, for which the acquisition date is on or after January 1, 2009. The Company adopted SFAS No. 141R on January 1, 2009, and the impact of SFAS No. 141R, if any, on the Company’s consolidated results of operations and financial condition will depend on the nature of business combinations the Company enters into, if any, subsequent to January 1, 2009.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009, and it did not have a material impact on its consolidated results of operations and financial condition.
          In December 2007, the EITF reached a consensus on EITF 07-01, Accounting for Collaborative Agreements. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-01 on January 1, 2009, and it did not have a material impact on its consolidated results of operations and financial condition.
          In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 142-3 on January 1, 2009, and it did not have a material impact on its consolidated results of operations and financial condition.
          In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company adopted FSP APB 14-1 on January 1, 2009, and it did not have a material impact on its consolidated results of operations and financial condition.
          In June 2008, the FASB reached a consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009, and it did not have a material impact on its consolidated results of operations and financial condition.
          In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The Company adopted FASB Staff Position No. EITF 03-6-1 on January 1, 2009, and it did not have a material impact on its disclosure of earnings per share.
          In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1, and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 115-2 and FAS No. 124-2 to have a material impact on its consolidated results of operations and financial condition.
          In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 157-4 to have a material impact on its consolidated results of operations and financial condition.
          In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends the disclosure requirements of SFAS No. 107 and APB No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 to have a material impact on its consolidated results of operations and financial condition.
17. SUBSEQUENT EVENTS
License and Settlement Agreement and Joint Development Agreement with Perrigo
          On April 8, 2009, the Company entered into a License and Settlement Agreement (the “License and Settlement Agreement”) and a Joint Development Agreement (the “Joint Development Agreement”) with Perrigo Israel Pharmaceuticals Ltd. Perrigo Company was also a party to the License and Settlement Agreement. Perrigo Israel Pharmaceuticals Ltd. and Perrigo Company are collectively referred to as “Perrigo.”
          In connection with the License and Settlement Agreement, the Company and Perrigo agreed to terminate all legal disputes between them relating to the Company’s VANOS® fluocinonide Cream. In addition, Perrigo confirmed that certain of the Company’s patents relating to VANOS® are valid and enforceable, and cover Perrigo’s activities relating to its generic product under ANDA No. 090256. Further, subject to the terms and conditions contained in the License and Settlement Agreement:
•	the Company granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products; and

•	when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay the Company a royalty based on sales of such generic products.
          Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein:

•	the Company and Perrigo will collaborate to develop a novel proprietary product;

•	the Company has the sole right to commercialize the novel proprietary product;

•	if and when a New Drug Application (“NDA”) for a novel proprietary product is submitted to the FDA, the Company and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to the Company all of the Company’s novel proprietary product requirements in the U.S.;

•	the Company will make an up-front $3.0 million payment to Perrigo and will make additional payments to Perrigo of up to $5.0 million upon the achievement of certain development, regulatory and commercialization milestones; and

•	the Company will pay to Perrigo royalty payments on sales of the novel proprietary product.
          The $3.0 million payment will be recognized as research and development expense during the three months ended June 30, 2009.
FDA Approval of DYSPORTTM
          On April 29, 2009, the FDA approved the Biologics License Application for DYSPORTTM, an acetylcholine release inhibitor and a neuromuscular blocking agent. The approval includes two separate indications, the treatment of cervical dystonia in adults to reduce the severity of abnormal head position and neck pain, and the temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. RELOXIN®, which was the proposed U.S. name for Ipsen’s botulinum toxin product for aesthetic use, will be marketed under the name of DYSPORTTM. Ipsen will market DYSPORTTM in the U.S. for the therapeutic indication (cervical dystonia), while Medicis will market DYSPORTTM in the U.S. for the aesthetic indication (glabellar lines).
          In March 2006, Ipsen granted the Company the rights to develop, distribute and commercialize Ipsen’s botulinum toxin product for aesthetic use in the U.S., Canada and Japan. In accordance with the agreement, the Company will pay Ipsen $75.0 million during the second quarter of 2009 as a result of the approval by the FDA. The $75.0 million payment will be capitalized into intangible assets in the Company’s consolidated balance sheet. The Company will pay Ipsen a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement.

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
Financial Information About Segments
          We operate in one significant business segment: Pharmaceuticals. Our current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. Information on revenues, operating income, identifiable assets and supplemental revenue of our business franchises appears in the condensed consolidated financial statements included in Item 1 hereof.
Key Aspects of Our Business
          We derive a majority of our revenue from our primary products: PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. We believe that sales of our primary products, along with sales of DYSPORTTM, which was approved by the FDA on April 29, 2009, will constitute a significant portion of our revenue for 2009.
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
          We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65-75% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. Beginning in the second quarter of 2009, we will recognize revenue on our aesthetics products, including RESTYLANE®, PERLANE® and DYSPORTTM, upon the shipment from our exclusive distributor to physicians. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
Recent Developments
          As described in more detail below, the following significant events and transactions occurred during the three months ended March 31, 2009 and affected our results of operations, our cash flows and our financial condition:
•	Teva’s launch of a generic to SOLODYN®, our settlement agreement with Teva, and the impact of the launch on our sales reserves;

•	Adjustments to Medicaid drug rebate and DoD/TRICARE liabilities;

•	Clinical milestone payment related to our collaboration with IMPAX; and

•	Reduction in the carrying value of our investment in Revance.

Teva’s launch of a generic to SOLODYN®, our settlement agreement with Teva, and the impact of the launch on our sales reserves
          On March 17, 2009, Teva Pharmaceutical Industries Ltd. (“Teva”) was granted final approval by the FDA for its ANDA #65-485 to market its generic version of 45mg, 90mg and 135mg SOLODYN® Tablets. Teva commenced shipment of this product immediately after the FDA’s approval of the ANDA.
          On March 18, 2009, we entered into a Settlement Agreement with Teva whereby all legal disputes between us and Teva relating to SOLODYN® were terminated. Pursuant to the agreement, Teva confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Teva’s activities relating to its generic SOLODYN® product. As part of the settlement, Teva agreed to immediately stop all further shipments of its generic SOLODYN® product. We agreed to release Teva from liability arising from any prior sales of its generic SOLODYN® product, which were not authorized by Medicis. Under terms of the agreement, Teva has the option to market its generic versions of 45mg, 90mg and 135mg SOLODYN® Tablets under the SOLODYN® intellectual property rights belonging to us in November 2011, or earlier under certain conditions.
          Teva’s shipment of its generic SOLODYN® product upon FDA approval, but prior to the consummation of the Settlement Agreement with us on March 18, 2009 caused wholesalers to reduce ordering levels for SOLODYN®, and caused us to increase our reserves for sales returns and consumer rebates. As a result, net revenues of SOLODYN® during the three months ended March 31, 2009 decreased as compared to the three months ended March 31, 2008 and as compared to the three months ended December 31, 2008.
Adjustments to Medicaid drug rebate and Department of Defense/TRICARE liabilities
          In April 2009, we completed a voluntary review of pricing data submitted to the Medicaid Drug Rebate Program (the “Program”) for the period from the first quarter of 2006 through the fourth quarter of 2007. The review identified certain corrective actions that were needed in relation to the reviewed data. We expect that the corrective actions, when implemented, would result in an increase to our rebate liability under the Program in the amount of approximately $3.1 million for the eight-quarter period reviewed. We have disclosed the results of the review and revised rebate liability to the Centers for Medicare and Medicaid Services (“CMS”), which administers the Program, and are awaiting CMS instruction as to whether and when to re-file the revised pricing data. Our submission to CMS also included a request that CMS approve a change in drug category for certain of our products. If CMS does not accept our request for this change, we may owe additional Medicaid rebates which would result in additional liability under the Program. Upon completion of CMS’s review of our submission, we will evaluate the impact that CMS’s conclusions will have on our liability under related drug rebate agreements with various states and the Public Health Service Drug Pricing Program. As of March 31, 2009, we accrued $3.1 million for the 2006 and 2007 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009.
          On March 17, 2009, the Department of Defense (“DoD”) issued a Final Rule (the “Rule”) implementing Section 703 of the National Defense Authorization Act of 2008. The Rule establishes a program under which DoD will seek Federal Ceiling Price-based refunds, or rebates, from drug manufacturers on TRICARE retail pharmacy utilization. Under the Rule, effective May 26, 2009, DoD seeks refunds, or rebates, on TRICARE Retail Pharmacy Program prescriptions filled from January 28, 2008 forward. The Rule also provides that an agreement from the manufacturer to honor the new pricing standards is required to include the manufacturer’s product(s) on the DoD uniform formulary and make that drug available through retail network pharmacies without prior authorization. Among other things, the Rule further provides that manufacturers may apply for compromise or waivers of amounts due. As a result of this Final Rule, our rebate liability as of March 31, 2009 for 2008 utilization is approximately $1.6 million, and the estimated rebate liability for the first quarter of 2009 is approximately $0.8 million. It is possible that, pursuant to the compromise or waiver process set forth in the Rule, DoD will agree to accept a lesser sum for the 2008 and first quarter of 2009 periods. As of March 31, 2009 we accrued $2.4 million for the 2008 and first quarter of 2009 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009.

Clinical milestone payment related to our collaboration with IMPAX
          On November 26, 2008, we entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX Laboratories, Inc. (“IMPAX”). In connection with the License and Settlement Agreement, we and IMPAX agreed to terminate all legal disputes between us relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #90-024. Under the terms of the License and Settlement Agreement, IMPAX has a license to market its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® intellectual property rights belonging to us upon the occurrence of specific events. Upon launch of its generic formulations of SOLODYN®, IMPAX may be required to pay us a royalty, based on sales of those generic formulations by IMPAX under terms described in the License and Settlement Agreement. Under the Joint Development Agreement, we and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, we made an initial payment of $40.0 million upon execution of the agreement. During the three months ended March 31, 2009, we paid IMPAX $5.0 million upon the achievement of a clinical milestone, in accordance with terms of the agreement. In addition, we are required to pay up to $18.0 million upon successful completion of certain other clinical and commercial milestones. We will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by us upon approval by the FDA. We will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA. The $40.0 million initial payment was recognized as a charge to research and development expense during the three months ended December 31, 2008, and the $5.0 million clinical milestone achievement payment was recognized as a charge to research and development expense during the three months ended March 31, 2009.
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
          During 2008, we reduced the carrying value of our investment in Revance and recorded a related charge to earnings of approximately $9.1 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008. Additionally, during the three months ended March 31, 2009, we reduced the carrying value of our investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009. We recognized the $2.9 million as other expense in our condensed consolidated statement of operations during the three months ended March 31, 2009. Upon the recognition of the $2.9 million reduction of our investment in Revance during the three months ended March 31, 2009, our investment in Revance as of March 31, 2009, is $0.
Subsequent Events
License and Settlement Agreement and Joint Development Agreement with Perrigo
          On April 8, 2009, we entered into a License and Settlement Agreement (the “License and Settlement Agreement”) and a Joint Development Agreement (the “Joint Development Agreement”) with Perrigo Israel Pharmaceuticals Ltd. Perrigo Company was also a party to the License and Settlement Agreement. Perrigo Israel Pharmaceuticals Ltd. and Perrigo Company are collectively referred to as “Perrigo.”
          In connection with the License and Settlement Agreement, we and Perrigo agreed to terminate all legal disputes between them relating to our VANOS® fluocinonide Cream. In addition, Perrigo confirmed that certain of our patents relating to VANOS® are valid and enforceable, and cover Perrigo’s activities relating to its generic product under ANDA No. 090256. Further, subject to the terms and conditions contained in the License and Settlement Agreement:
•	we granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products; and

•	when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay us a royalty based on sales of such generic products.
          Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein:
•	we and Perrigo will collaborate to develop a novel proprietary product;

•	we have the sole right to commercialize the novel proprietary product;

•	if and when a New Drug Application (“NDA”) for a novel proprietary product is submitted to the FDA, we and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to us all of our novel proprietary product requirements in the U.S.;

•	we will make an up-front $3.0 million payment to Perrigo and will make additional payments to Perrigo of up to $5.0 million upon the achievement of certain development, regulatory and commercialization milestones; and

•	we will pay to Perrigo royalty payments on sales of the novel proprietary product.
          The $3.0 million payment will be recognized as research and development expense during the three months ended June 30, 2009.
FDA Approval of DYSPORTTM
          On April 29, 2009, the FDA approved the Biologics License Application for DYSPORTTM, an acetylcholine release inhibitor and a neuromuscular blocking agent. The approval includes two separate indications, the treatment of cervical dystonia in adults to reduce the severity of abnormal head position and neck pain, and the temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. RELOXIN®, which was the proposed U.S. name for Ipsen’s botulinum toxin product for aesthetic use, will be marketed under the name of DYSPORTTM. Ipsen will market DYSPORTTM in the U.S. for the therapeutic indication (cervical dystonia), while Medicis will market DYSPORTTM in the U.S. for the aesthetic indication (glabellar lines).

          In March 2006, Ipsen granted us the rights to develop, distribute and commercialize Ipsen’s botulinum toxin product for aesthetic use in the U.S., Canada and Japan. In accordance with the agreement, we will pay Ipsen $75.0 million during the second quarter of 2009 as a result of the approval by the FDA. The $75.0 million payment will be capitalized into intangible assets in our consolidated balance sheet. We will pay Ipsen a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement.
Results of Operations
          The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	March 31,	March 31,
	2009 (a)	2008 (b)

Net revenues	100.0%	100.0%
Gross profit (c)	90.5	91.4
Operating expenses	91.0	68.3

Operating (loss) income	(0.5)	23.1
Other expense, net	(2.9)	(2.2)
Interest and investment income, net	1.5	5.3

(Loss) income before income tax expense	(1.9)	26.2
Income tax benefit (expense)	2.2	(10.3)

Net income	0.3%	15.9%

(a)	Included in operating expenses is $3.9 million (3.9% of net revenues) of compensation expense related to stock options and restricted stock.

(b)	Included in operating expenses is $4.4 million (3.4% of net revenues) of compensation expense related to stock options and restricted stock.

(c)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
Net Revenues
          The following table sets forth our net revenues for the three months ended March 31, 2009 (the “first quarter of 2009”) and March 31, 2008 (the “first quarter of 2008”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	First Quarter	First Quarter
	2009	2008	$ Change	% Change

Net product revenues	$96.6	$125.1	$(28 5)	(22.8)%
Net contract revenues	3.2	3.8	(0.6)	(16.4)%

Total net revenues	$99.8	$128.9	$(29.1)	(22.6)%

	First Quarter	First Quarter
	2009	2008	$ Change	% Change

Acne and acne-related dermatological products	$66.4	$80.1	$(13.7)	(17.1)%
Non-acne dermatological products	23.5	39.1	(15.6)	(40.0)%
Non-dermatological products (including contract revenues)	9.9	9.7	0.2	2.2%

Total net revenues	$99.8	$128.9	$(29.1)	(22.6)%

	First Quarter	First Quarter
	2009	2008	Change
Acne and acne-related dermatological products	66.6%	62.2%	4.4%
Non-acne dermatological products	23.5%	30.3%	(6.8)%
Non-dermatological products (including contract revenues)	9.9%	7.5%	2.4%

Total net revenues	100.0%	100.0%	—

          Net revenues associated with our acne and acne-related dermatological products decreased by $13.7 million, or 17.1%, during the first quarter of 2009 as compared to the first quarter of 2008 primarily as a result of the decreased sales of SOLODYN® due to the impact of the one-day launch of Teva’s generic SOLODYN® product, which caused wholesalers to reduce ordering levels of SOLODYN® and caused us to increase our reserves for sales returns and consumer rebates. We expect net revenues of SOLODYN® to continue to be negatively affected during the remainder of 2009 as units of Teva’s generic SOLODYN® product that were sold prior to the consummation of a Settlement Agreement with us on March 18, 2009 are sold and prescribed through the distribution channel. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by $15.6 million, or 40.0%, during the first quarter of 2009 as compared to the first quarter of 2008. Beginning in the second quarter of 2009, we will recognize revenue on our aesthetics products, including RESTYLANE®, PERLANE® and DYSPORTTM, upon the shipment from our exclusive distributor to physicians. As a result, aesthetic product net revenues were negatively impacted during the first quarter of 2009 in anticipation of this change in revenue recognition. Net revenues associated with our non-dermatological products increased by $0.2 million, or 2.2%, and increased by 2.4 percentage points as a percentage of net revenues during the first quarter of 2009 as compared to the first quarter of 2008.

Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the first quarter of 2009 and 2008 was approximately $5.4 million and $5.3 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the first quarter of 2009 and 2008, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	First Quarter	First Quarter
	2009	2008	$ Change	% Change
Gross profit	$90.4	$117.8	$(27.4)	(23.3)%
% of net revenues	90.5%	91.4%
          The decrease in gross profit during the first quarter of 2009, compared to the first quarter of 2008, was due to the decrease in our net revenues, and the decrease in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the first quarter of 2009 as compared to the first quarter of 2008. Decreased sales of SOLODYN®, a higher margin product, during the first quarter of 2009, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues.
Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the first quarter of 2009 and 2008, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	First Quarter	First Quarter
	2009	2008	$ Change	% Change
Selling, general and administrative	$70.4	$72.1	$(1.7)	(2.3)%
% of net revenues	70.6%	55.9%
Share-based compensation expense included in selling, general and administrative	$3.7	$4.3	$(0.6)	(13.8)%
          The decrease in selling, general and administrative expenses during the first quarter of 2009 from the first quarter of 2008 was attributable to approximately $2.4 million of decreased professional and consulting expenses and a net reduction of $1.4 million of other selling, general and administrative costs incurred during the first quarter of 2009, partially offset by $2.1 million of increased personnel costs, primarily related to an increase in the number of employees from 496 as of March 31, 2008 to 613 as of March 31, 2009 and the effect of the annual salary increase that occurred during February 2009. Professional and consulting expenses incurred during the first quarter of 2008 included costs related to the implementation of our new enterprise resource planning (ERP) system. The increase of selling, general and administrative expenses as a percentage of net revenues during the first quarter of 2009 as compared to the first quarter of 2008 was primarily due to the $29.1 million decrease in net revenues.

Research and Development Expenses
          The following table sets forth our research and development expenses for the first quarter of 2009 and 2008 (dollar amounts in millions):

	First Quarter	First Quarter
	2009	2008	$Change	% Change
Research and development	$13.3	$9.2	$4.1	44.5%
Charges included in research and development	$5.0	$—	$5.0	100.0%
Share-based compensation expense included in research and development	$0.1	$0.1	$—	—%
          Included in research and development expenses for the first quarter of 2009 was a $5.0 million payment to IMPAX for the achievement of a clinical milestone. The primary product under development during the first quarter of 2009 and 2008 was DYSPORTTM, which was formerly known as RELOXIN® during clinical development. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the first quarter of 2009 increased $0.4 million, or 6.1%, to $7.1 million from $6.7 million during the first quarter of 2008. This increase was primarily due to depreciation incurred related to our new headquarters facility.
Other Expense, net
          Other expense, net, of $2.9 million recognized during the first quarter of 2009 primarily represented a $2.9 million reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009. Other expense, net, of $2.9 million recognized during the first quarter of 2008 represented a reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008.
Interest and Investment Income
          Interest and investment income during the first quarter of 2009 decreased $6.7 million, or 73.0%, to $2.5 million from $9.2 million during the first quarter of 2008, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during the first quarter of 2009. We expect interest and investment income to be lower in the first half of 2009 as compared to the first half of 2008 due to the decrease in funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008.
Interest Expense
          Interest expense during the first quarter of 2009 decreased $1.3 million, to $1.1 million during the first quarter of 2009 from $2.4 million during the first quarter of 2008. Our interest expense during the first quarter of 2009 and 2008 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the New Notes. The decrease in interest expense during the first quarter of 2009 as compared to the first quarter of 2008 was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, and the fees and origination costs related to the issuance of the New Notes becoming fully amortized during the second quarter of 2008. See Note 10 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes. We expect interest expense to be lower in the first half of 2009 as compared to the first half of 2008 due to the impact of the repurchase of $283.7 million of our New Notes in June 2008 and the impact of the origination costs of the New Notes being fully amortized as of June 30, 2008.
Income Tax Expense
          Our effective tax rate for the first quarter of 2009 was 117.3%, as compared to 39.1% for the first quarter of 2008. The effective tax rate for the first quarter of 2009 reflects a $1.4 million discrete tax benefit recognized due to statute closures. Excluding the discrete tax benefit, the effective tax rate for the first quarter of 2009 was 41.6%. The 41.6% reflects management’s estimate of the effective tax rate expected to be applicable for the full year.

Liquidity and Capital Resources
Overview
          The following table highlights selected cash flow components for the first quarter of 2009 and 2008, and selected balance sheet components as of March 31, 2009 and December 31, 2008 (dollar amounts in millions):

	First Quarter	First Quarter
	2009	2008	$ Change	% Change
Cash provided by (used in):
Operating activities	$45.4	$33.1	$12.3	37.2%
Investing activities	9.2	61.5	(52.3)	(85.0)%
Financing activities	(2.3)	(0.9)	(1.4)	(148.2)%

	Mar. 31, 2009	Dec. 31, 2008	$ Change	% Change
Cash, cash equivalents, and short-term investments	$399.4	$343.9	$55.5	16.1%
Working capital	332.1	307.6	24.5	8.0%
Long-term investments	40.4	55.3	(14.9)	(27.0)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—
Working Capital
          Working capital as of March 31, 2009 and December 31, 2008 consisted of the following (dollar amounts in millions):

	Mar. 31, 2009	Dec. 31, 2008	$Change	% Change
Cash, cash equivalents, and short-term investments	$399.4	$343.9	$55.5	16.1%
Accounts receivable, net	50.9	52.6	(1.7)	(3.2)%
Inventories, net	25.4	24.2	1.2	4.6%
Deferred tax assets, net	66.1	53.2	12.9	24.4%
Other current assets	20.8	19.6	1.2	6.1%

Total current assets	562.6	493.5	69.1	14.0%

Accounts payable	43.8	39.0	4.8	12.1%
Reserve for sales returns	68.4	59.6	8.8	14.8%
Income taxes payable	4.4	—	4.4	100.0%
Other current liabilities	113.9	87.3	26.6	30.5%

Total current liabilities	230.5	185.9	44.6	24.0%

Working capital	$332.1	$307.6	$24.5	8.0%

          We had cash, cash equivalents and short-term investments of $399.4 million and working capital of $332.1 million at March 31, 2009, as compared to $343.9 million and $307.6 million, respectively, at December 31, 2008. The increases were primarily due to the generation of $45.4 million of operating cash flow during the first quarter of 2009.
          Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for dividends, milestone payments related to our product development collaborations, including $75.0 million that we will pay to Ipsen during the second quarter of 2009 as a result of the FDA’s April 29, 2009 approval of DYSPORTTM (formerly known as RELOXIN® during clinical development), strategic investments, acquisitions of companies or products complementary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. In addition, we may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.
          On July 1, 2008, we acquired LipoSonix, an independent, privately-held company that employs a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix is a medical device company developing non-invasive body sculpting technology, and its first product is being marketed and sold through distributors in Europe. The LipoSonix technology is currently not approved for sale or use in the United States. Under terms of the transaction, we paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, we will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LipoSonix technology and if various commercial milestones are achieved on a worldwide basis.
          As of December 31, 2008, our short-term investments included $38.2 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments.
Operating Activities
          Net cash provided by operating activities during the first quarter of 2009 was approximately $45.4 million, compared to cash provided by operating activities of approximately $33.1 million during the first quarter of 2008. The following is a summary of the primary components of cash provided by operating activities during the first quarter of 2009 and 2008 (in millions):

	First Quarter	First Quarter
	2009	2008

Income taxes paid	$(1.5)	$(11.3)
Payment made to IMPAX related to development agreement	(5.0)	—
Other cash provided by operating activities	51.9	44.4

Cash provided by operating activities	$45.4	$33.1

Investing Activities
          Net cash provided by investing activities during the first quarter of 2009 was approximately $9.2 million, compared to net cash provided by investing activities during the first quarter of 2008 of $61.5 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective quarters.
Financing Activities
          Net cash used in financing activities during the first quarter of 2009 was $2.3 million, compared to net cash used in financing activities of $0.9 million during the first quarter of 2008. Dividends paid during the first quarter of 2009 were $2.3 million, and dividends paid during the first quarter of 2008 were $1.7 million.
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
          Except for the New Notes and Old Notes, we had only $11.7 million of long-term liabilities at March 31, 2009 and we had $230.5 million of current liabilities at March 31, 2009. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
          We have made available to BioMarin the ability to draw down on a Convertible Note up to $25.0 million beginning July 1, 2005 (the “Convertible Note”). The Convertible Note is convertible based on certain terms and conditions including a change of control provision. Money advanced under the Convertible Note is convertible into BioMarin shares at a strike price equal to the BioMarin average closing price for the 20 trading days prior to such advance. The Convertible Note matures on the option purchase date in 2009 as defined in the securities purchase agreement entered into on May 18, 2004, but may be repaid by BioMarin at any time prior to the option purchase date. As of May 11, 2009, BioMarin has not requested any monies to be advanced under the Convertible Note, and no amounts are outstanding.
          In connection with occupancy of the new headquarter office during 2008, we ceased use of the prior headquarter office, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. Under SFAS 146, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. In accordance with SFAS 146, we recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008 consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses in our condensed consolidated statements of operations. We have not recorded any other costs related to the lease for the prior headquarters.
          As of March 31, 2009, approximately $3.5 million of lease exit costs remain accrued and are expected to be paid by December 2010 of which $1.9 million is classified in other current liabilities and $1.6 million is classified in other liabilities. Although we no longer use the facilities, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, we concluded it was probable we would be unable to reasonably obtain sublease rentals for the prior headquarters and therefore we would not be subleased for the remaining lease term. We will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
          The following is a summary of the activity in the liability for lease exit costs for the three months ended March 31, 2009:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2008	to Expense	Made	from Sublease	March 31, 2009
Lease exit costs liability	$3,996,102	$65,737	$(534,528)	$—	$3,527,311
Dividends
          We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $39.5 million on our common stock. In addition, on March 11, 2009, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on April 30, 2009 to our stockholders of record at the close of business on April 1, 2009. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
          We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $38.6 million at March 31, 2009. These securities were included in long-term investments at March 31, 2009. We also utilize unobservable (Level 3) inputs to value our investment in Revance, which was $0 at March 31, 2009.
          Our auction rate floating securities are classified as available for sale securities and are reflected at fair value. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008, and we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. Our estimate of fair value of our auction-rate floating securities was based on market information and estimates determined by our management, which could change in the future based on market conditions.
          In November 2008, we entered into a settlement agreement with the broker through which we purchased auction rate floating securities. The settlement agreement provides us with the right to put an auction rate floating security currently held by us back to the broker beginning on June 30, 2010. At March 31, 2009 and December 31, 2008, we held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. We elected the irrevocable Fair Value Option treatment under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and adjusted the put option to fair value. We reclassified this auction rate floating security from available-for-sale to trading securities as of December 31, 2008, and future changes in fair value related to this investment and the related put right will be recorded in earnings.

Off-Balance Sheet Arrangements
          As of March 31, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2008. There were no new significant accounting estimates in the first quarter of 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest. It also established principles and requirements for how an acquirer in a business combination recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R provides for the following changes from SFAS No. 141: 1) an acquirer will record all assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; 2) certain contingent assets and liabilities acquired will be recognized at fair value at the acquisition date; 3) contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings; 4) acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; 5) reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and 6) when making adjustments to finalize initial accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date. SFAS No. 141R applies prospectively to business combinations we enter into, if any, for which the acquisition date is on or after January 1, 2009. We adopted SFAS No. 141R on January 1, 2009, and the impact of SFAS No. 141R, if any, on our consolidated results of operations and financial condition will depend on the nature of business combinations we enter into, if any, subsequent to January 1, 2009.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009, and it did not have a material impact on our consolidated results of operations and financial condition.
          In December 2007, the EITF reached a consensus on EITF 07-01, Accounting for Collaborative Agreements. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. We adopted EITF 07-01 on January 1, 2009, and it did not have a material impact on our consolidated results of operations and financial condition.
          In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP 142-3 on January 1, 2009, and it did not have a material impact on our consolidated results of operations and financial condition.
          In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We adopted FSP APB 14-1 on January 1, 2009, and it did not have a material impact on our consolidated results of operations and financial condition.
          In June 2008, the FASB reached a consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 addresses the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF 07-5 on January 1, 2009, and it did not have a material impact on our consolidated results of operations and financial condition.
          In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. We adopted FASB Staff Position No. EITF 03-6-1 on January 1, 2009, and it did not have a material impact on our disclosure of earnings per share.
          In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1, and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 115-2 and FAS No. 124-2 to have a material impact on our consolidated results of operations and financial condition.

          In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 157-4 to have a material impact on our consolidated results of operations and financial condition.
          In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends the disclosure requirements of SFAS No. 107 and APB No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 to have a material impact on our consolidated results of operations and financial condition.
Forward Looking Statements
          This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of Evolence®, Prevelle® Silk, Radiesse®, Sculptra®, Elevess™, Juvéderm™ Ultra and Juvéderm™ Ultra Plus, competitors to RESTYLANE® and PERLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS and LOPROX® Cream and LOPROX® Gel products, and potential generic forms of our LOPROX® Shampoo, TRIAZ®, PLEXION®, SOLODYN® or VANOS® products;

•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;

•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;

•	the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products;

•	changes in our product mix;

•	the anticipated size of the markets and demand for our products;

•	changes in prescription levels;

•	the impact of acquisitions, divestitures and other significant corporate transactions, including our acquisition of LipoSonix;

•	the effect of economic changes generally and in hurricane-effected areas;

•	manufacturing or supply interruptions;

•	importation of other dermal filler products, including the unauthorized distribution of products approved in countries neighboring the U.S.;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons, including prescription levels;

•	the ability to successfully market both new and existing products;

•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;

•	the availability of product supply or changes in the cost of raw materials;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;

•	possible federal and/or state legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals;

•	the inability to obtain required regulatory approvals for any of our pipeline products;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;

•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products, and our ability to accurately forecast our financial performance as a result;

•	failure to comply with our corporate integrity agreement, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and

•	the inability to successfully integrate newly-acquired entities, such as LipoSonix.
          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report contain discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of March 31, 2009, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
          During the three months ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
          The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.
          On January 13, 2009, we filed suit against Mylan, Inc., Matrix Laboratories Ltd., Matrix Laboratories Inc., Sandoz, Inc., and Barr Laboratories, Inc. (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of our U.S. Patent No. 5,908,838 (the “ ‘838 patent”) by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief we requested includes a request for a permanent injunction preventing Defendants from infringing the ‘838 patent by selling generic versions of SOLODYN®. On March 18, 2009, we entered into a Settlement Agreement with Barr (a subsidiary of Teva) whereby all legal disputes between us and Teva relating to SOLODYN® were terminated and where Barr/Teva agreed that our patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Barr/Teva. On March 30, 2009, the Delaware Court dismissed the claims between Matrix Laboratories Inc. and us without prejudice, pursuant to a stipulation between Medicis and Matrix Laboratories Inc.
          On January 21, 2009, we received a letter from a stockholder demanding that our Board of Directors take certain actions, including potentially legal action, in connection with the restatement of our consolidated financial statements in 2008. Our Board of Directors is reviewing the letter and has established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the allegations in the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee does conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in the best interest of us and our shareholders to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board any other appropriate action to be taken. The ultimate outcome of these potential actions could have a material adverse effect on our business, financial condition, cash flows and the trading price for our securities.
          On October 3, 10, and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased our securities during the period between October 30, 2003 and approximately September 24, 2008. The complaints name as defendants Medicis Pharmaceutical Corp. and our Chief Executive Officer and Chairman of the Board, Jonah Shacknai, our Chief Financial Officer, Executive Vice President and Treasurer, Richard D. Peterson, and our Chief Operating Officer and Executive Vice President, Mark A. Prygocki. Plaintiffs’ claims arise in connection with the restatement of our annual, transition, and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. The complaints allege violations of federal securities laws, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, based on alleged material misrepresentations to the market that had the effect of artificially inflating the market price of our stock. The plaintiffs seek to recover unspecified damages and costs, including counsel and expert fees. The Court has consolidated these actions into a single proceeding, appointed a lead plaintiff and lead plaintiff’s counsel, and ordered the lead plaintiff to file a single, consolidated complaint by May 18, 2009. We intend to vigorously defend the claims in these consolidated matters. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
          On April 30, 2008, we received notice from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo Israel”), a generic pharmaceutical company, that it had filed an ANDA with the FDA for a generic version of our VANOS® fluocinonide cream 0.1%. Perrigo Israel’s notice indicated that it was challenging only one of the two patents that we listed with the FDA for VANOS® Cream. On June 6, 2008, we filed a complaint for patent infringement against Perrigo Israel and its domestic corporate parent Perrigo Company in the United States District Court for the Western District of Michigan, Civil Action No. 1:08-cv-0539-PLM. The complaint asserts that Perrigo Israel and Perrigo Company have infringed both of our patents for VANOS® Cream (United States Patent Nos. 6,765,001 and 7,220,424). Perrigo Israel and Perrigo Company filed a joint Answer on November 4, 2008. On April 8, 2009, Medicis, Perrigo Israel and Perrigo Company agreed to terminate all legal disputes between them relating to our VANOS® fluocinonide Cream. On April 18, 2009, the Court formally dismissed the action.
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
Item 1A. Risk Factors
          We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
          There are no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 5. Other Information
     During the first quarter of 2009, we executed and delivered to each of our directors and officers an indemnification agreement approved by our Board of Directors. The agreement confirms our obligations to indemnify the directors and officers to the fullest extent authorized by applicable law and supplements the indemnification otherwise available to the covered person under our charter and bylaws. The form of indemnification agreement is attached hereto as Exhibit 10.5 and is incorporated herein by this reference. The description above is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits

Exhibit 3.2	Amended and Restated By-Laws of the Company (1)

Exhibit 10.1+	Amendment No. 4 to the Medicis 2006 Incentive Award Plan, dated March 26, 2009.

Exhibit 10.2+*	Settlement Agreement, dated March 18, 2009, between the Company and Barr Laboratories, Inc., a wholly owned subsidiary of Teva Pharmaceuticals USA, Inc.

Exhibit 10.3+*	License and Settlement Agreement, dated April 8, 2009, between the Company and Perrigo Israel Pharmaceuticals Ltd. and Perrigo Company.

Exhibit 10.4+*	Joint Development Agreement, dated April 8, 2009, between the Company and Perrigo Israel Pharmaceuticals Ltd.

Exhibit 10.5+	Form of Indemnification Agreement for Directors and Officers of the Company.

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2009.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: May 11, 2009	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)