Form 10-Q
period 2009-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2009-08-10
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009

Class A Common Stock $.014 Par Value	59,410,511 (a) (a) includes 1,947,414 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,782	$86,450
Short-term investments	271,608	257,435
Accounts receivable, net	97,409	52,588
Inventories, net	24,485	24,226
Deferred tax assets, net	62,420	53,161
Other current assets	20,675	19,676

Total current assets	610,379	493,536

Property and equipment, net	25,871	26,300

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	337,541	267,624
Other intangible assets	7,669	7,752

	345,210	275,376
Less: accumulated amortization	120,464	113,947

Net intangible assets	224,746	161,429
Goodwill	93,669	156,762
Deferred tax assets, net	65,942	77,149
Long-term investments	36,935	55,333
Other assets	2,415	2,925

	$1,059,957	$973,434

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$44,770	$39,032
Reserve for sales returns	57,674	59,611
Income taxes payable	19,372	—
Other current liabilities	129,972	87,258

Total current liabilities	251,788	185,901

Long-term liabilities:
Contingent convertible senior notes	169,326	169,326
Deferred revenue	4,399	4,167
Other liabilities	7,489	10,346

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 70,166,135 and 69,396,394 at June 30, 2009 and December 31, 2008, respectively	978	969
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	675,592	661,703
Accumulated other comprehensive income	(2,205)	2,106
Accumulated earnings	296,578	282,284
Less: Treasury stock, 12,733,488 and 12,678,559 shares at cost at June 30, 2009 and December 31, 2008, respectively	(343,988)	(343,368)

Total stockholders’ equity	626,955	603,694

	$1,059,957	$973,434

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net product revenues	$138,695	$133,039	$235,294	$258,092
Net contract revenues	2,551	4,410	5,770	8,260

Net revenues	141,246	137,449	241,064	266,352

Cost of product revenues (1)	13,067	9,204	22,512	20,337

Gross profit	128,179	128,245	218,552	246,015

Operating expenses:
Selling, general and administrative (2)	71,654	71,872	142,079	143,934
Research and development (3)	12,072	33,000	25,347	42,189
Depreciation and amortization	7,945	6,780	15,077	13,502

Operating income	36,508	16,593	36,049	46,390

Other (income) expense, net	(2,243)	—	630	2,871
Interest and investment income	(2,158)	(7,449)	(4,645)	(16,649)
Interest expense	1,058	2,148	2,112	4,555

Income before income tax expense	39,851	21,894	37,952	55,613

Income tax expense	24,258	8,886	22,031	22,080

Net income	$15,593	$13,008	$15,921	$33,533

Basic net income per share	$0.26	$0.23	$0.27	$0.59

Diluted net income per share	$0.25	$0.21	$0.27	$0.52

Cash dividend declared per common share	$0.04	$0.04	$0.08	$0.08

Common shares used in calculating:
Basic net income per share	57,088	56,493	56,911	56,425

Diluted net income per share	63,008	68,209	62,838	69,204

(1) amounts exclude amortization of intangible assets related to acquired products	$6,233	$5,346	$11,675	$10,633
(2) amounts include share-based compensation expense	$4,786	$4,601	$8,519	$8,930
(3) amounts include share-based compensation expense	$230	$51	$368	$112
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008

Operating Activities:
Net income	$15,921	$33,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,077	13,502
Amortization of deferred financing fees	—	666
Loss on disposal of property and equipment	—	36
Gain on sale of product rights	(350)	—
Gain on sale of Medicis Pediatrics	(2,915)	—
Adjustment of impairment of available-for-sale investments	(33)	—
Charge reducing value of investment in Revance	2,886	2,871
Gain on sale of available-for-sale investments, net	(76)	(947)
Share-based compensation expense	8,887	9,042
Deferred income tax benefit	(3,378)	(34,355)
Tax expense from exercise of stock options and vesting of restricted stock awards	(694)	(1,007)
Excess tax benefits from share-based payment arrangements	(169)	(167)
Increase in provision for sales discounts and chargebacks	1,120	908
Accretion (amortization) of premium/(discount) on investments	1,416	(919)
Changes in operating assets and liabilities:
Accounts receivable	(45,941)	(10,503)
Inventories	(259)	6,113
Other current assets	(999)	463
Accounts payable	5,738	5,093
Reserve for sales returns	(1,937)	(3,244)
Income taxes payable	19,372	27,023
Other current liabilities	39,925	2,159
Other liabilities	(2,569)	(1,891)

Net cash provided by operating activities	51,022	48,376

Investing Activities:
Purchase of property and equipment	(2,828)	(7,252)
Payment of direct merger costs	—	(306)
Payments for purchase of product rights	(74,932)	(405)
Proceeds from sale of product rights	350	—
Proceeds from sale of Medicis Pediatrics	70,294	—
Purchase of available-for-sale investments	(154,187)	(280,874)
Sale of available-for-sale investments	71,201	364,739
Maturity of available-for-sale investments	84,276	267,363

Net cash (used in) provided by investing activities	(5,826)	343,265

Financing Activities:
Payment of dividends	(4,663)	(3,992)
Payment of contingent convertible senior notes	—	(283,729)
Excess tax benefits from share-based payment arrangements	169	167
Proceeds from the exercise of stock options	6,807	3,532

Net cash provided by (used in) financing activities	2,313	(284,022)

Effect of exchange rate on cash and cash equivalents	(177)	(62)

Net increase in cash and cash equivalents	47,332	107,557
Cash and cash equivalents at beginning of period	86,450	108,046

Cash and cash equivalents at end of period	$133,782	$215,603

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
          The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 19 branded products. Its primary brands are DYSPORTTM, PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. Medicis entered the non-invasive fat ablation market with its acquisition of LipoSonix in July 2008.
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
Stock Option and Restricted Stock Awards
          At June 30, 2009, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R.
          The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2009, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2009, was approximately $3.1 million and the related weighted average period over which it is expected to be recognized is approximately 1.6 years.

          A summary of stock option activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2008	10,707,357	$27.98

Granted	182,017	$13.94
Exercised	(620,287)	$10.97
Terminated/expired	(260,375)	$29.56

Balance at June 30, 2009	10,008,712	$28.73	3.5	$511,714

          The intrinsic value of options exercised during the six months ended June 30, 2009, was $2,663,621. Options exercisable under the Company’s share-based compensation plans at June 30, 2009, were 9,080,628, with a weighted average exercise price of $28.45, a weighted average remaining contractual term of 3.3 years, and an aggregate intrinsic value of $82,088.
          A summary of outstanding stock options that are fully vested and are expected to vest, based on historical forfeiture rates, and those stock options that are exercisable, as of June 30, 2009, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding, net of expected forfeitures	9,211,283	$28.78	3.5	$428,917
Exercisable	8,369,141	$28.50	3.3	$67,468
          The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Expected dividend yield	0.3% to 1.0%	0.6% to 0.7%
Expected stock price volatility	0.45 to 0.46	0.35 to 0.38
Risk-free interest rate	2.2% to 2.8%	3.0% to 3.4%
Expected life of options	7 Years	7 Years
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
          The weighted average fair value of stock options granted during the six months ended June 30, 2009 and 2008, was $6.44 and $8.90, respectively.
          The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the six months ended June 30, 2009, 975,173 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended June 30, 2009 and 2008, was approximately $2.3 million and $1.5 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the six months ended June 30, 2009 and 2008, was approximately $4.1 million and $2.6 million, respectively. As of June 30, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2009, was approximately $29.2 million, and the related weighted average period over which it is expected to be recognized is approximately 3.4 years.
          A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2009, is as follows:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2008	1,204,851	$23.38

Granted	975,173	$11.28
Vested	(149,454)	$25.07
Forfeited	(31,772)	$20.66

Nonvested at June 30, 2009	1,998,798	$17.40

          The total fair value of restricted shares vested during the six months ended June 30, 2009 and 2008, was approximately $3.7 million and $2.9 million, respectively.
Stock Appreciation Rights
          During the six months ended June 30, 2009, the Company granted, in aggregate, 2,019,558 cash-settled stock appreciation rights (“SARs”) to over 200 of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SARs is expensed over the service period of the employees receiving the grants, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. SFAS No. 123R requires the fair value of SARs to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. Share-based compensation expense related to SARs during the three and six months ended June 30, 2009, was approximately $0.9 million and $1.1 million, respectively. As of June 30, 2009, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to June 30, 2009, was approximately $15.9 million, and the related weighted average period over which it is expected to be recognized is approximately 4.7 years.
          The fair value of each SAR is estimated on the date of the grant, and at the end of each reporting period, using the Black-Scholes option pricing model with the following assumptions:

	SARs Granted During the	Remeasurement
	Six Months Ended	as of
	June 30, 2009	June 30, 2009
Expected dividend yield	0.3% to 1.0%	1.0%
Expected stock price volatility	0.45 to 0.46	0.42
Risk-free interest rate	2.2% to 2.8%	3.2%
Expected life of SARs	7.0 Years	6.7 Years

          A summary of SARs activity for the six months ended June 30, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value
Balance at December 31, 2008	—	$—

Granted	2,019,558	$11.29
Exercised	—	—
Terminated/expired	(32,718)	$11.28

Balance at June 30, 2009	1,986,840	$11.29	6.7	$9,987,277

          No SARs were exercisable as of June 30, 2009.
3.	SHORT-TERM AND LONG-TERM INVESTMENTS
          The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At June 30, 2009, the Company has recorded the estimated fair value in available-for-sale and trading securities for short-term and long-term investments of approximately $271.6 million and $36.9 million, respectively.
          Available-for-sale and trading securities consist of the following at June 30, 2009 (amounts in thousands):

	June 30, 2009
				Other-
				Than-
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value
Corporate notes and bonds	$79,278	$459	$(98)	$—	$79,639
Federal agency notes and bonds	182,090	940	(6)	—	183,024
Auction rate floating securities	44,525	—	(6,091)	(1,499)	36,935
Asset-backed securities	9,417	82	(554)	—	8,945

Total securities	$315,310	$1,481	$(6,749)	$(1,499)	$308,543

          During the three and six months ended June 30, 2009, the gross realized gains on sales of available-for-sale securities totaled $66,789 and $76,178, respectively, while no gross losses were realized. Such amounts were determined based on the specific identification method. The net adjustment to unrealized gains during the three and six months ended June 30, 2009, on available-for-sale securities included in stockholders’ equity totaled $4,059,329 and $4,133,878 respectively. Of these amounts, $3,095,185 was reclassified from retained earnings in accordance with FSP FAS 115-2 during the three months ended June 30, 2009. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2009, by maturity, are shown below (amounts in thousands):

	June 30, 2009
		Estimated
	Cost	Fair Value
Available-for-sale
Due in one year or less	$223,098	$223,685
Due after one year through five years	47,687	47,923
Due after five years through 10 years	—	—
Due after 10 years	36,225	30,135

	$307,010	$301,743

          Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At June 30, 2009, approximately $36.9 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
          As of June 30, 2009, the Company’s investments included auction rate floating securities with a fair value of $36.9 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008 and the first half of 2009 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, the Company recorded an other-than-temporary impairment loss of $6.4 million during the year ended December 31, 2008, based on the Company’s estimate of the fair value of these investments. The Company’s estimate of the fair value of its auction rate floating securities was based on market information and assumptions determined by the Company’s management, which could change significantly based on market conditions. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption, FSP FAS 115-2 requires that entities should report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date from retained earnings to other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. The Company adopted FSP FAS 115-2 during the three months ended June 30, 2009, and accordingly, reclassified approximately $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to its auction rate floating securities from retained earnings to other comprehensive income in the Company’s condensed consolidated balance sheets during the three months ended June 30, 2009.
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
          The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Corporate notes and bonds	$12,253	$77	$6,454	$22
Federal agency notes and bonds	22,638	6	—	—
Auction rate floating securities	—	—	36,935	6,091
Asset-backed securities	1,780	17	1,383	537

Total securities	$36,671	$100	$44,772	$6,650

          As of June 30, 2009, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company has the intent and ability to hold these investments for the time necessary to recover its cost, which for debt securities may be at maturity.
4.	FAIR VALUE MEASUREMENTS
          As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investments in Revance Therapeutics, Inc. (“Revance”) and Hyperion Therapeutics, Inc. (“Hyperion”).
          The Company has invested in auction rate floating securities, which are classified as available-for-sale or trading securities and reflected at fair value. Due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 3). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of June 30, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
          As a result of the liquidity issues of the Company’s auction rate floating securities, the Company recorded an other-than-temporary impairment loss of $6.4 million in other expense during the three months ended December 31, 2008, based on the Company’s estimate of the fair value of these investments. In accordance with FSP FAS 115-2, during the three months ended June 30, 2009, the Company reclassified approximately $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to its auction rate floating securities from retained earnings to other comprehensive income in the Company’s condensed consolidated balance sheets during the three months ended June 30, 2009 (see Note 3). The auction rate floating securities held by the Company at June 30, 2009 and December 31, 2008, totaling $36.9 million and $38.2 million, respectively, were in securities collateralized by student loan portfolios. These securities were included in long-term investments at June 30, 2009 and December 31, 2008, in the accompanying condensed consolidated balance sheets. As of June 30, 2009, the Company continued to earn interest on virtually all of its auction rate floating securities. Any future fluctuation in fair value related to the auction rate floating securities classified as available-for-sale that the Company deems to be temporary, would be recorded to accumulated other comprehensive (loss) income. If the Company determines that any future decline in fair value of its available-for-sale securities was other than temporary, it would record a charge to earnings as appropriate.

          The Company estimates changes in the net realizable value of its investment in Revance based on a hypothetical liquidation at book value approach (see Note 7). During the three months ended March 31, 2009, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach, which reduced the Company’s investment in Revance to $0 as of March 31, 2009 and June 30, 2009.
          The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157, Fair Value Measurements, at June 30, 2009, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Jun. 30, 2009	(Level 1)	(Level 2)	(Level 3)
Auction rate floating securities	$36,935	$—	$—	$36,935
Other available-for-sale securities	271,608	271,608	—	—
Investment in Revance	—	—	—	—
Investment in Hyperion	2,375	—	—	2,375

Total assets measured at fair value	$310,918	$271,608	$—	$39,310

          The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three and six months ended June 30, 2009 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment	Investment
	Floating	in	in
	Securities	Revance	Hyperion
Balance at March 31, 2009	$38,602	$—	$—
Transfers to (from) Level 3	—	—	—
Total gains included in interest and investment income	10	—	—
Total gains included in other (income) expense, net	20	—	—
Total losses included in other comprehensive income	(1,647)	—	—
Common stock of Hyperion received related to amendment of collaboration agreement (see Note 8)	—	—	2.375
Purchases and settlements (net)	(50)	—	—

Balance at June 30, 2009	$36,935	$—	$2,375

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment	Investment
	Floating	in	in
	Securities	Revance	Hyperion
Balance at December 31, 2008	$38,225	$2,887	$—
Transfers to (from) Level 3	—	—	—
Total gains included in interest and investment income	15	—	—
Total gains (losses) included in other (income) expense, net	33	(2,887)	—
Total losses included in other comprehensive income	(1,238)	—	—
Common stock of Hyperion received related to amendment of collaboration agreement (see Note 8)	—	—	2.375
Purchases and settlements (net)	(100)	—	—

Balance at June 30, 2009	$36,935	$—	$2,375

5.	DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN TYPE A PRODUCT KNOWN AS DYSPORTTM
          On March 17, 2006, the Company entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen, S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by physicians. During the development of the product, the proposed name of the product for aesthetic use in the U.S. was RELOXIN®.
          In May 2008, the U.S. Food and Drug Administration (“FDA”) accepted the filing of Ipsen’s Biologics License Application (“BLA”) for RELOXIN®, and in accordance with the agreement, Medicis paid Ipsen $25.0 million during the three months ended June 30, 2008, upon achievement of this milestone. The $25.0 million was recognized as a charge to research and development expense during the three months ended June 30, 2008.
          On April 29, 2009, the FDA approved the BLA for DYSPORTTM. The approval includes two separate indications, the treatment of cervical dystonia in adults to reduce the severity of abnormal head position and neck pain, and the temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. RELOXIN®, which was the proposed U.S. name for Ipsen’s botulinum toxin product for aesthetic use, is now marketed under the name of DYSPORTTM. Ipsen will market DYSPORTTM in the U.S. for the therapeutic indication (cervical dystonia), while Medicis markets DYSPORTTM in the U.S. for the aesthetic indication (glabellar lines).
          In accordance with the agreement, the Company paid Ipsen $75.0 million during the three months ended June 30, 2009, as a result of the approval by the FDA. The $75.0 million payment was capitalized into intangible assets in the Company’s condensed consolidated balance sheet, and is being amortized on a straight-line basis over a period of 15 years. Ipsen will manufacture and provide the product to Medicis for the term of the agreement, which extends to December 2036. Medicis will pay Ipsen a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement.
          The product is not currently approved for use in Canada or Japan. Under the terms of the agreement, Medicis is responsible for all remaining research and development costs associated with obtaining the product’s approval in Canada and Japan. Medicis will pay an additional $2.0 million to Ipsen upon regulatory approval of the product in Japan.

6.	SALE OF MEDICIS PEDIATRICS
          On June 10, 2009, Medicis, Medicis Pediatrics, Inc. (“Medicis Pediatrics,” formerly known as Ascent Pediatrics, Inc.), a wholly-owned subsidiary of Medicis, and BioMarin Pharmaceutical Inc. (“BioMarin”) entered into an amendment (the “Amendment”) to the Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of May 18, 2004, and amended on January 12, 2005, by and among Medicis, Medicis Pediatrics, BioMarin and BioMarin Pediatrics Inc., a wholly-owned subsidiary of BioMarin that previously merged into BioMarin. The Amendment was effected to accelerate the closing of BioMarin’s option under the Securities Purchase Agreement to purchase from Medicis all of the issued and outstanding capital stock of Medicis Pediatrics (the “Option”), which was previously expected to close in August 2009. In accordance with the Amendment, the parties consummated the closing of the Option on June 10, 2009 (the “Option Closing”). The aggregate cash consideration paid to Medicis in conjunction with the Option Closing was approximately $70.3 million and the purchase was completed substantially in accordance with the previously disclosed terms of the Securities Purchase Agreement.
          As a result of the Option Closing, the Company recognized a pretax gain of $2.2 million during the three months ended June 30, 2009, which is included in other (income) expense, net, in the accompanying condensed consolidated statements of operations. Because of the difference between the Company’s book and tax basis of goodwill in Medicis Pediatrics, the transaction resulted in a $24.8 million gain for income tax purposes, and, accordingly, the Company recorded a $9.0 million income tax provision during the three months ended June 30, 2009, which is included in income tax expense in the accompanying condensed consolidated statements of operations.
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
          The Company estimates the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). During the three months and six months ended June 30, 2009, the Company reduced the carrying value of its investment in Revance by approximately $0 and $2.9 million, respectively, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach. Such amounts were recognized as other expense. At June 30, 2009, the Company’s investment in Revance was $0.
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
8.	STRATEGIC COLLABORATIONS
          Hyperion
          On June 29, 2009, Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly-owned subsidiary of Medicis, and Hyperion entered into a second amendment (the “Second Amendment”) to their existing Collaboration Agreement (the “Agreement”), which was initially entered into on August 23, 2007, and first amended on November 24, 2008. Under the original Agreement, Hyperion is required to pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that would be granted to Hyperion upon its exercise of buyout rights granted to it with respect to Ucyclyd’s product referred to as “GT4P.” In connection with Hyperion obtaining additional venture financing, Ucyclyd agreed in the Second Amendment to restructure the royalty and milestone payments in exchange for Hyperion having agreed to issue five percent of its fully-diluted common stock to Ucyclyd. In addition, pursuant to the Second Amendment, Ucyclyd agreed to provide seller financing in the event that Hyperion exercises its buyout rights with respect to GT4P.
          The common stock of Hyperion that was received by Ucyclyd in consideration for the restructuring of the royalty and milestone payments was valued at $2.4 million, which was derived utilizing the per share price of preferred shares issued by Hyperion at the same time as the common shares that were issued to Ucyclyd. The $2.4 million was capitalized into other assets in the Company’s condensed consolidated balance sheets as of June 30, 2009, along with corresponding deferred revenue, which will be recognized as contract revenue ratably over a 30-month period ending December 31, 2011, which corresponds to the period over which the Company is recording contract revenue on the original license for GT4P.
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
          In connection with the License and Settlement Agreement, the Company and Perrigo agreed to terminate all legal disputes between them relating to the Company’s VANOS® fluocinonide Cream. On April 17, 2009, the Court entered a consent judgment dismissing all claims and counterclaims between Medicis and Perrigo, and enjoining Perrigo from marketing a generic version of VANOS® other than under the terms of the settlement agreement. In addition, Perrigo confirmed that certain of the Company’s patents relating to VANOS® are valid and enforceable, and cover Perrigo’s activities relating to its generic product under Abbreviated New Drug Application (“ANDA”) No. 090256. Further, subject to the terms and conditions contained in the License and Settlement Agreement:
•	the Company granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products; and

•	when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay the Company a royalty based on sales of such generic products.

Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein:

•	the Company and Perrigo will collaborate to develop a novel proprietary product;

•	the Company has the sole right to commercialize the novel proprietary product;

•	if and when a New Drug Application (“NDA”) for a novel proprietary product is submitted to the FDA, the Company and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to the Company all of the Company’s novel proprietary product requirements in the U.S.;

•	the Company made an up-front $3.0 million payment to Perrigo and will make additional payments to Perrigo of up to $5.0 million upon the achievement of certain development, regulatory and commercialization milestones; and

•	the Company will pay to Perrigo royalty payments on sales of the novel proprietary product.
          The $3.0 million payment was recognized as research and development expense during the three months ended June 30, 2009.
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
          Other
          On June 27, 2008, the Company and a U.S. company entered into a license agreement that provides patent rights for development and commercialization of dermatologic products. Under the terms of the agreement, the Company made an initial payment of $2.0 million upon execution of the agreement. In addition, the Company will be required to pay $19.0 million upon successful completion of certain clinical milestones for the first and second products, $15.0 million upon the first commercial sale for the first and second products in the U.S. and $30.0 million upon achievement of certain commercial sales milestones. The Company will also make royalty payments based on net sales as defined in the license. The $2.0 million payment was recognized as a charge to research and development expense during the three months ended June 30, 2008.
9.	SEGMENT AND PRODUCT INFORMATION
          The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. The non-acne dermatological product lines include DYSPORTTM, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics, and LipoSonix revenues.
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
          Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Acne and acne-related dermatological products	$94,185	$86,383	$160,638	$166,516
Non-acne dermatological products	37,100	40,523	60,573	79,614
Non-dermatological products	9,961	10,543	19,853	20,222

Total net revenues	$141,246	$137,449	$241,064	$266,352

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Acne and acne-related dermatological products	67%	63%	67%	62%
Non-acne dermatological products	26	29	25	30
Non-dermatological products	7	8	8	8

Total net revenues	100%	100%	100%	100%

10.	INVENTORIES
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
          Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of June 30, 2009 and December 31, 2008, there was $0 and $1.1 million, respectively, of costs capitalized into inventory for products that have not yet received regulatory approval.
          Inventories are as follows (amounts in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$7,734	$7,234
Finished goods	17,901	18,407
Valuation reserve	(1,150)	(1,415)

Total inventories	$24,485	$24,226

11.	OTHER CURRENT LIABILITIES
          Other current liabilities are as follows (amounts in thousands):

	June 30,	December 31,
	2009	2008
Accrued incentives	$14,174	$18,910
Managed care and Medicaid reserves	34,820	16,956
Accrued customer rebate and loyalty programs	47,829	28,449
Deferred revenue	10,956	3,341
Other accrued expenses	22,193	19,602

	$129,972	$87,258

          Included in deferred revenue as of June 30, 2009 and December 31, 2008, was $0.6 million and $0.7 million, respectively, associated with the deferral of the recognition of revenue and related cost of revenue for certain sales of inventory into the wholesale distribution channel that are in excess of eight (8) weeks of projected demand.
12.	CONTINGENT CONVERTIBLE SENIOR NOTES
          In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at June 30, 2009 or December 31, 2008. The Old Notes will mature on June 4, 2032.
          The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2012 and June 4, 2017, or upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Pursuant to SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017.
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
          The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at June 30, 2009 or December 31, 2008. The New Notes mature on June 4, 2033.
          As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
          Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of June 30, 2009 and December 31, 2008.

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
          During the quarters ended June 30, 2009 and December 31, 2008, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
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
          On June 10, 2009, the Company sold all of the outstanding capital stock of Medicis Pediatrics (see Note 6). The transaction generated a $24.8 million net gain for income tax purposes and, accordingly, a $9.0 million income tax provision was established as part of the transaction.
          At June 30, 2009, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At June 30, 2009, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
          During the three months ended June 30, 2009 and June 30, 2008, the Company made net tax payments of $2.1 million and $18.9 million, respectively. During the six months ended June 30, 2009 and June 30, 2008, the Company made net tax payments of $3.6 million and $30.2 million, respectively.
          The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2004. The Internal Revenue Service is currently conducting a limited scope examination on the Company’s tax return for the period ending December 31, 2007.
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
          At December 31, 2008, the Company had $2.5 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $2.1 million on the Company’s effective tax rate. The amount of unrecognized tax benefits decreased $1.4 million from $2.5 million to $1.1 million during the six months ended June 30, 2009, due to statute closures. Recognition of the $1.1 million unrecognized tax benefits would have a favorable effect of $0.7 million on the Company’s effective tax rate. During the next twelve months, the Company estimates that the amount of unrecognized tax benefits will not change.
          The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $170,000 and $290,000 for the payment of interest and penalties accrued (net of tax benefit) at June 30, 2009 and December 31, 2008, respectively.
14.	DIVIDENDS DECLARED ON COMMON STOCK
          On June 10, 2009, the Company declared a cash dividend of $0.04 per issued and outstanding share of its Class A common stock payable on July 31, 2009, to stockholders of record at the close of business on July 1, 2009. The $2.4 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2009. The Company has not adopted a dividend policy.
15.	COMPREHENSIVE INCOME
          Total comprehensive income includes net income and other comprehensive income (loss), which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended June 30, 2009 and 2008, was $14.4 million and $10.6 million, respectively. Total comprehensive income for the six months ended June 30, 2009 and 2008, was $14.7 million and $32.2 million, respectively.
16.	NET INCOME PER COMMON SHARE
          In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Restricted stock granted to certain employees by the Company (see Note 2) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security. The Company adopted FSP EITF 03-6-1 on January 1, 2009. Prior periods have been restated as the provisions of FSP EITF 03-6-1 are retrospective. The adoption of FSP EITF 03-6-1 reduced basic earnings per share for the three and six months ended June 30, 2009, by $0.01 and $0.01, respectively. The adoption of FSP EITF 03-6-1 reduced diluted earnings per share for the three months ended June 30, 2009, by $0.01. There was no impact to basic or diluted earnings per share for all other periods presented.
          The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

BASIC

Net income	$15,593	$13,008	$15,921	$33,533

Less: income allocated to participating securities	526	232	467	487

Net income available to common shareholders	$15,067	$12,776	$15,454	$33,046

Weighted average number of common shares outstanding	57,088	56,493	56,911	56,425

Basic net income per common share	$0.26	$0.23	$0.27	$0.59

DILUTED

Net income	$15,593	$13,008	$15,921	$33,533

Less: income allocated to participating securities	526	232	467	487

Net income available to common shareholders	15,067	12,776	15,454	33,046

Less:
Undistributed earnings allocated to unvested shareholders	(453)	(197)	(342)	(428)

Add:
Undistributed earnings re-allocated to unvested shareholders	452	195	341	423

Add:
Tax-effected interest expense and issue costs related to Old Notes	666	666	1,332	1,332
Tax-effected interest expense and issue costs related to New Notes	—	687	1	1,538

Net income assuming dilution	$15,732	$14,127	$16,786	$35,911

Weighted average number of common shares outstanding	57,088	56,493	56,911	56,425

Effect of dilutive securities:
Old Notes	5,823	5,823	5,823	5,823
New Notes	4	5,233	4	6,279
Stock options	93	660	100	677

Weighted average number of common shares assuming dilution	63,008	68,209	62,838	69,204

Diluted net income per common share	$0.25	$0.21	$0.27	$0.52

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

          The diluted net income per common share computation for the three and six months ended June 30, 2009, excludes 10,679,752 and 11,266,093 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. The diluted net income per common share computation for the three and six months ended June 30, 2008, excludes 9,618,647 and 9,725,260 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
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
          As of June 30, 2009, approximately $3.1 million of lease exit costs remain accrued and are expected to be paid by December 2010 of which $2.0 million is classified in other current liabilities and $1.1 million is classified in other liabilities. Although the facilities are no longer in use by the Company, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, the Company concluded it was probable it would be unable to obtain sublease rentals for the prior headquarters and therefore it would not be subleased for the remaining lease term. The Company will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
          The following is a summary of the activity in the liability for lease exit costs for the six months ended June 30, 2009:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2008	to Expense	Made	from Sublease	June 30, 2009
Lease exit costs liability	$3,996,102	$123,011	$(1,069,056)	$—	$3,050,057
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

          In July 2009, the Company completed the extension of this review to the pricing data submitted to the Program for the period from the first quarter of 2008 through the fourth quarter of 2008. The review again identified certain corrective actions that were needed in relation to the reviewed data. The Company expects that the corrective actions, when implemented, would result in an increase to the Company’s rebate liability under the Program in the amount of approximately $0.2 million for the additional four-quarter period reviewed. If CMS does not accept the Company’s request to approve a change in drug category for certain Company products, the Company may owe additional Medicaid rebates which would result in additional liability under the Program. Upon completion of CMS’s review of the Company’s submission for this additional four-quarter period, the Company will evaluate the impact that CMS’s conclusions will have on the Company’s liability under related drug rebate agreements with various states and the Public Health Service Drug Pricing Program. As of June 30, 2009, the Company accrued $0.2 million for the 2008 liability, which was recognized as a reduction of net revenues during the three months ended June 30, 2009.
Department of Defense/TRICARE
          On March 17, 2009, the Department of Defense (“DoD”) issued a Final Rule (the “Rule”) implementing Section 703 of the National Defense Authorization Act of 2008. The Rule establishes a program under which DoD seeks Federal Ceiling Price-based refunds, or rebates, from drug manufacturers on TRICARE retail pharmacy utilization. Under the Rule, effective May 26, 2009, DoD is seeking rebates on TRICARE Retail Pharmacy Program prescriptions filled from January 28, 2008, forward. The Rule sets forth a program in which DoD asks manufacturers to enter into agreements with the agency under which the manufacturers commit to pay such rebates; products that are not listed on such an agreement will not be able to be included on the DoD Uniform Formulary. Additionally, products not listed on TRICARE retail agreements will not be available through TRICARE retail network pharmacies without prior authorization. Among other things, the Rule further provides that manufacturers may apply for compromise or waivers of amounts due. As a result of the Final Rule, the Company’s rebate liability as of March 31, 2009, for 2008 utilization is approximately $1.6 million, and the estimated rebate liability for the first quarter of 2009 is approximately $0.8 million. It is possible that, pursuant to the compromise or waiver process set forth in the Rule, DoD will agree to accept a lesser sum for the 2008 and first quarter of 2009 periods. The Company applied timely for a full waiver of liability from January 28, 2008 through the date of its TRICARE rebate agreement, which was executed on June 29, 2009. As of March 31, 2009, the Company accrued $2.4 million for the 2008 and first quarter of 2009 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009.
Legal Matters
          On June 23, 2009, the Company and IMPAX entered into a Settlement Agreement (the “Settlement Agreement”) and Amendment No. 2 to the License and Settlement Agreement. In conjunction with the Settlement Agreement, each of IMPAX and the Company released, acquitted, covenanted not to sue and forever discharged one another and their affiliates from any and all liabilities relating to the litigation stemming from the initial License and Settlement Agreement between IMPAX and the Company. The Company made a settlement payment to IMPAX in conjunction with the execution of the Settlement Agreement and Amendment No. 2 to the License and Settlement Agreement, which was included in selling, general and administrative expenses during the three months ended June 30, 2009.
          On May 8, 2009, the Company received a Paragraph IV Patent Certification from Glenmark Generics Inc., USA (“Glenmark”) advising that Glenmark has filed an ANDA with the FDA for a generic version of VANOS®. Glenmark did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Glenmark’s Paragraph IV Certification alleged that the Company’s U.S. Patent No. 6,765,001 (the “’001 Patent”) and U.S. Patent No. 7,220,424 (the “’424 Patent”) would not be infringed by Glenmark’s manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ’001 Patent is 2021, and the expiration date for the ’424 Patent is 2023. On June 19, 2009, the Company filed a complaint for patent infringement against Glenmark and its foreign corporate parent Glenmark Generics Ltd. (“Glenmark Ltd.”) in the United States District Court for the District of New Jersey. On July 14, 2009, Glenmark and Glenmark Ltd. answered the Company’s complaint, and filed counterclaims seeking a declaration that the patents the Company listed with the FDA for VANOS® cream were invalid and unenforceable, and would not be infringed by Glenmark’s generic version of VANOS® cream. Given the early stage of this matter, a gain (or loss) on this matter is currently not estimable.

          On May 6, 2009, the Company received a Paragraph IV Patent Certification from Ranbaxy Laboratories Limited (“Ranbaxy”) advising that Ranbaxy had filed an ANDA with the FDA for generic SOLODYN® in its form of 135mg strength. Ranbaxy did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleged that Ranbaxy’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of the Company’s U.S. Patent No. 5,908,838 (the “‘838 Patent”). The expiration date for the ‘838 Patent is 2018. The Company is evaluating the details of Ranbaxy’s certification letter and considering its options. On June 11, 2009, the Company filed suit against Ranbaxy in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the ’838 Patent by submitting the above ANDA to the FDA. The relief requested by the Company included a request for a permanent injunction preventing Ranbaxy from infringing the ‘838 patent by selling a generic version of SOLODYN®.
          A third party has requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an Ex Parte Reexamination of the ‘838 patent. The USPTO granted this request. In March 2009, the USPTO issued a non-final office action in the reexamination of the ‘838 patent. On May 13, 2009, Medicis’ filed its response to the non-final office action with the USPTO. Reexamination can result in confirmation of the validity of all of a patent’s claims, the invalidation of all of a patent’s claims, or the confirmation of some claims and the invalidation of others. The Company cannot guarantee the outcome of the reexamination.
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
          On January 21, 2009, the Company received a letter from a stockholder demanding that its Board of Directors take certain actions, including potentially legal action, in connection with the restatement of its consolidated financial statements in 2008. The letter states that, if the Board of Directors does not take the demanded action, the stockholder will commence a derivative action on behalf of the Company. The Company’s Board of Directors is reviewing the letter and has established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the allegations in the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee does conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in the best interest of the Company and its shareholders to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board any other appropriate action to be taken. The special committee has engaged outside counsel to conduct an inquiry, which is underway.
          On October 3, 10, and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003 and approximately September 24, 2008. The Court has consolidated these actions into a single proceeding and appointed a lead plaintiff and lead plaintiff’s counsel. On May 18, 2009, the lead plaintiff filed an amended complaint. The amended complaint names as defendants Medicis Pharmaceutical Corp. and the Company’s Chief Executive Officer and Chairman of the Board, Jonah Shacknai, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, Richard D. Peterson, the Company’s Chief Operating Officer and Executive Vice President, Mark A. Prygocki and the Company’s independent auditors, Ernst & Young LLP. The claims alleged in the amended complaint arise in connection with the restatement of the Company’s annual, transition, and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. The amended complaint alleges violations of federal securities laws, (Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5), based on alleged material misrepresentations to the market that allegedly had the effect of artificially inflating the market price of the Company’s stock. The amended complaint seeks to recover unspecified damages and costs, including counsel and expert fees. On July 17, 2009, the Company and the other defendants filed motions to dismiss the amended complaint in its entirety on various grounds. The Company intends to vigorously defend the claims in these consolidated matters. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
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
18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS No. 157-4 on April 1, 2009, and it did not have a material impact on its consolidated results of operations and financial condition.
          In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends the disclosure requirements of SFAS No. 107 and APB No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS No. 107-1 and ABP Opinion No. 28-1 on April 1, 2009, and it did not have a material impact on its results of operations and financial condition.
          In June 2009, the FASB issued SFAS No. 167, New Consolidation Guidance for Variable Interest Entities (VIE), which amends FIN 46 (R), Consolidation of Variable Interest Entities, to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for annual reporting periods beginning after November 30, 2009. The Company is currently assessing what impact, if any, that SFAS No. 167 will have on its results of operations and financial condition.
          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FSPs or EITF Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” but is not

intended to change or alter existing U.S. GAAP. The Codification will change the references of financial standards within the Company’s financial statements. Beginning in the third quarter of 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. SFAS No. 168 will not have any impact on the Company’s results of operations and financial condition.
19. SUBSEQUENT EVENTS
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 is effective for financial statements ending after June 15, 2009, and the Company adopted SFAS No. 165 during the three months ended June 30, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through August 10, 2009, the date of issuance of its financial statements.
          On July 27, 2009, the Company announced that the FDA had approved additional strengths of SOLODYN® in 65mg and 115mg dosages for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. With the addition of these newly-approved strengths, SOLODYN® is now available in five dosages: 45mg, 65mg, 90mg, 115mg, and 135mg. Shipment of the newly-approved 65mg and 115mg products to wholesalers is expected to begin during the third quarter of 2009.
          On July 28, 2009, the Company and Revance entered into a license agreement granting Medicis worldwide aesthetic and dermatological rights to Revance’s novel, investigational, injectable botulinum toxin type A product, referred to as “RT002”, currently in pre-clinical studies. The objective of the RT002 program is the development of a next-generation neurotoxin with favorable duration of effect and safety profiles.
          Under the terms of the agreement, Medicis paid Revance $10 million upon closing of the agreement, and will pay additional potential milestone payments totaling approximately $94 million upon successful completion of certain clinical, regulatory and commercial milestones, and a royalty based on sales and supply price, the total of which is equivalent to a double-digit percentage of net sales. The initial $10 million payment will be recognized as research and development expense during the three months ended September 30, 2009.

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
          Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. Our non-acne dermatological product lines include DYSPORTTM, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements, and LipoSonix revenues.
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
Key Aspects of Our Business
          We derive a majority of our revenue from our primary products: DYSPORTTM, PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. We believe that sales of our primary products will constitute a significant portion of our revenue for 2009.
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
          We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65-75% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. As a result of certain amendments made to the contract with our exclusive distributor of our aesthetics products, including DYSPORTTM, PERLANE® and RESTYLANE®, beginning in the second quarter of 2009, we began recognizing revenue on such products upon the shipment from the distributor to physicians. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
Recent Developments
          As described in more detail below, the following significant events and transactions occurred during the six months ended June 30, 2009, and affected our results of operations, our cash flows and our financial condition:
-	License and Settlement Agreement and Joint Development Agreement with Perrigo;

-	FDA approval of DYSPORTTM;

-	Sale of Medicis Pediatrics;

-	Teva’s launch of a generic to SOLODYN®, our settlement agreement with Teva, and the impact of the launch on our sales reserves;

-	Adjustments to Medicaid drug rebate and DoD/TRICARE liabilities;

-	Clinical milestone payment related to our collaboration with IMPAX; and

-	Reduction in the carrying value of our investment in Revance.
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
          In connection with the License and Settlement Agreement, we and Perrigo agreed to terminate all legal disputes between them relating to our VANOS® fluocinonide Cream. On April 17, 2009, the Court entered a consent judgment dismissing all claims and counterclaims between us and Perrigo, and enjoining Perrigo from marketing a generic version of VANOS® other than under the terms of the settlement agreement. In addition, Perrigo confirmed that certain of our patents relating to VANOS® are valid and enforceable, and cover Perrigo’s activities relating to its generic product under ANDA No. 090256. Further, subject to the terms and conditions contained in the License and Settlement Agreement:
•	we granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products; and

•	when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay us a royalty based on sales of such generic products.

Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein:

•	we and Perrigo will collaborate to develop a novel proprietary product;

•	we have the sole right to commercialize the novel proprietary product;

•	if and when a New Drug Application (“NDA”) for a novel proprietary product is submitted to the FDA, we and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to us all of our novel proprietary product requirements in the U.S.;

•	we made an up-front $3.0 million payment to Perrigo and will make additional payments to Perrigo of up to $5.0 million upon the achievement of certain development, regulatory and commercialization milestones; and

•	we will pay to Perrigo royalty payments on sales of the novel proprietary product.
          The $3.0 million payment was recognized as research and development expense during the three months ended June 30, 2009.
FDA approval of DYSPORTTM
          On April 29, 2009, the FDA approved the Biologics License Application for DYSPORTTM, an acetylcholine release inhibitor and a neuromuscular blocking agent. The approval includes two separate indications, the treatment of cervical dystonia in adults to reduce the severity of abnormal head position and neck pain, and the temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. RELOXIN®, which was the proposed U.S. name for Ipsen’s botulinum toxin product for aesthetic use, is now marketed under the name of DYSPORTTM. Ipsen will market DYSPORTTM in the U.S. for the therapeutic indication (cervical dystonia), while Medicis markets DYSPORTTM in the U.S. for the aesthetic indication (glabellar lines).
          In March 2006, Ipsen granted us the rights to develop, distribute and commercialize Ipsen’s botulinum toxin product for aesthetic use in the U.S., Canada and Japan. In accordance with the agreement, we paid Ipsen $75.0 million during the second quarter of 2009 as a result of the approval by the FDA. The $75.0 million payment was capitalized into intangible assets in our consolidated balance sheet. We will pay Ipsen a royalty based on sales and a supply price, the total of which is equivalent to approximately 30% of net sales as defined under the agreement.
Sale of Medicis Pediatrics
          On June 10, 2009, Medicis, Medicis Pediatrics, Inc. (“Medicis Pediatrics,” formerly known as Ascent Pediatrics, Inc.), a wholly-owned subsidiary of Medicis, and BioMarin Pharmaceutical Inc. (“BioMarin”) entered into an amendment (the “Amendment”) to the Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of May 18, 2004 and amended on January 12, 2005, by and among Medicis, Medicis Pediatrics, BioMarin and BioMarin Pediatrics Inc., a wholly-owned subsidiary of BioMarin that previously merged into BioMarin. The Amendment was effected to accelerate the closing of BioMarin’s option under the Securities Purchase Agreement to purchase from Medicis all of the issued and outstanding capital stock of Medicis Pediatrics (the “Option”), which was previously expected to close in August 2009. In accordance with the Amendment, the parties consummated the closing of the Option on June 10, 2009 (the “Option Closing”). The aggregate cash consideration paid to Medicis in conjunction with the Option Closing was approximately $70.3 million and the purchase was completed substantially in accordance with the previously disclosed terms of the Securities Purchase Agreement.
          As a result of the Option Closing, we recognized a pretax gain of $2.2 million during the three months ended June 30, 2009, which is included in other (income) expense, net, in the accompanying condensed consolidated statements of operations. Because of the difference between our book and tax basis of goodwill in Medicis Pediatrics, the transaction resulted in a $24.8 million gain for income tax purposes, and, accordingly, we recorded a $9.0 million income tax provision during the three months ended June 30, 2009, which is included in income tax expense in the accompanying condensed consolidated statements of operations.
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
          Teva’s shipment of its generic SOLODYN® product upon FDA approval, but prior to the consummation of the Settlement Agreement with us on March 18, 2009, caused wholesalers to reduce ordering levels for SOLODYN®, and caused us to increase our reserves for sales returns and consumer rebates. As a result, net revenues of SOLODYN® during the three months ended March 31, 2009, decreased as compared to the three months ended March 31, 2008, and as compared to the three months ended December 31, 2008.
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
          In July 2009, we completed the extension of this review to the pricing data submitted to the Program for the period from the first quarter of 2008 through the fourth quarter of 2008. The review again identified certain corrective actions that were needed in relation to the reviewed data. We expect that the corrective actions, when implemented, would result in an increase to our rebate liability under the Program in the amount of approximately $0.2 million for the additional four-quarter period reviewed. If CMS does not accept our request to approve a change in drug category for certain of our products, we may owe additional Medicaid rebates which would result in additional liability under the Program. Upon completion of CMS’s review of our submission for this additional four-quarter period, we will evaluate the impact that CMS’s conclusions will have on our liability under related drug rebate agreements with various states and the Public Health Service Drug Pricing Program. As of June 30, 2009, we

accrued $0.2 million for the 2008 liability, which was recognized as a reduction of net revenues during the three months ended June 30, 2009.
          On March 17, 2009, the Department of Defense (“DoD”) issued a Final Rule (the “Rule”) implementing Section 703 of the National Defense Authorization Act of 2008. The Rule establishes a program under which DoD seeks Federal Ceiling Price-based refunds, or rebates, from drug manufacturers on TRICARE retail pharmacy utilization. Under the Rule, effective May 26, 2009, DoD is seeking rebates on TRICARE Retail Pharmacy Program prescriptions filled from January 28, 2008, forward. The Rule sets forth a program in which DoD asks manufacturers to enter into agreements with the agency under which the manufacturers commit to pay such rebates; products that are not listed on such an agreement will not be able to be included on the DoD Uniform Formulary. Additionally, products not listed on TRICARE retail agreements will not be available through TRICARE retail network pharmacies without prior authorization. Among other things, the Rule further provides that manufacturers may apply for compromise or waivers of amounts due. As a result of the Final Rule, our rebate liability as of March 31, 2009, for 2008 utilization is approximately $1.6 million, and the estimated rebate liability for the first quarter of 2009 is approximately $0.8 million. It is possible that, pursuant to the compromise or waiver process set forth in the Rule, DoD will agree to accept a lesser sum for the 2008 and first quarter of 2009 periods. We applied timely for a waiver of liability from January 28, 2008 through the date of our TRICARE rebate agreement, which was executed on June 29, 2009. As of March 31, 2009, we accrued $2.4 million for the 2008 and first quarter of 2009 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009.
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
          During 2008, we reduced the carrying value of our investment in Revance and recorded a related charge to earnings of approximately $9.1 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008. Additionally, during the three months ended March 31, 2009, we reduced the carrying value of our investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009. We recognized the $2.9 million as other expense in our condensed consolidated statement of operations during the three months ended March 31, 2009. Upon the recognition of the $2.9 million reduction of our investment in Revance during the three months ended March 31, 2009, our investment in Revance as of March 31, 2009, was $0.
Subsequent Events
          On July 27, 2009, we announced that the FDA had approved additional strengths of SOLODYN® in 65mg and 115mg dosages for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. With the addition of these newly-approved strengths, SOLODYN® is now available in five dosages: 45mg, 65mg, 90mg, 115mg, and 135mg. Shipment of the newly-approved 65mg and 115mg products to wholesalers is expected to begin during the third quarter of 2009.
          On July 28, 2009, we and Revance entered into a license agreement granting us worldwide aesthetic and dermatological rights to Revance’s novel, investigational, injectable botulinum toxin type A product, referred to as “RT002”, currently in pre-clinical studies. The objective of the RT002 program is the development of a next-generation neurotoxin with favorable duration of effect and safety profiles.
          Under the terms of the agreement, we paid Revance $10 million upon closing of the agreement, and will pay additional potential milestone payments totaling approximately $94 million upon successful completion of certain clinical, regulatory and commercial milestones, and a royalty based on sales and supply price, the total of which is equivalent to a double-digit percentage of net sales. The initial $10 million payment will be recognized as research and development expense during the three months ended September 30, 2009.

Results of Operations
          The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(a)	(b)	(c)	(d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	90.7	93.3	90.7	92.4
Operating expenses	64.9	81.2	75.7	75.0

Operating income	25.8	12.1	15.0	17.4
Other income (expense), net	1.6	—	(0.3)	(1.1)
Interest and investment income, net	0.8	3.9	1.1	4.5

Income before income tax expense	28.2	16.0	15.8	20.8

Income tax expense	(17.2)	(6.5)	(9.1)	(8.2)

Net income	11.0%	9.5%	6.7%	12.6%

(a)	Included in operating expenses is $5.0 million (3.6% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights and $3.0 million (2.1% of net revenues) paid to Perrigo related to a product development agreement.

(b)	Included in operating expenses is $25.0 million (18.2% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN® (DYSPORTTM) and $4.7 million (3.4% of net revenues) of compensation expense related to stock options and restricted stock.

(c)	Included in operating expenses is $5.0 million (2.1% of net revenues) paid to Impax related to a product development agreement, $3.0 million (1.2% of net revenues) paid to Perrigo related to a product development agreement and $5.0 million (3.6% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Included in operating expenses is $25.0 million (9.4% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN® (DYSPORTTM) and $4.7 million (3.4% of net revenues) of compensation expense related to stock options and restricted stock.

(e)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Net Revenues
          The following table sets forth our net revenues for the three months ended June 30, 2009 (the “second quarter of 2009”) and June 30, 2008 (the “second quarter of 2008”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Second Quarter	Second Quarter
	2009	2008	$ Change	% Change

Net product revenues	$138.7	$133.0	$5.7	4.3%

Net contract revenues	2.5	4.4	(1.9)	(43.2)%

Total net revenues	$141.2	$137.4	$3.8	2.8%

	Second Quarter	Second Quarter
	2009	2008	$ Change	% Change

Acne and acne-related dermatological products	$94.2	$86.4	$7.8	9.0%
Non-acne dermatological products	37.1	40.5	(3.4)	(8.4)%
Non-dermatological products (including contract revenues)	9.9	10.5	(0.6)	(5.7)%

Total net revenues	$141.2	$137.4	$3.8	2.8%

	Second Quarter	Second Quarter
	2009	2008	Change

Acne and acne-related dermatological products	66.7%	62.8%	3.9%
Non-acne dermatological products	26.3%	29.5%	(3.2)%
Non-dermatological products (including contract revenues)	7.0%	7.7%	(0.7)%

Total net revenues	100.0%	100.0%	—

          Net revenues associated with our acne and acne-related dermatological products increased by $7.8 million, or 9.0%, during the second quarter of 2009 as compared to the second quarter of 2008 primarily as a result of the increased sales of SOLODYN®. The increased sales of SOLODYN® was primarily generated by strong prescription growth, partially offset by the negative impact of units of Teva’s generic SOLODYN® product that were sold into the distribution channel prior to the consummation of a Settlement Agreement with us on March 18, 2009. We expect net revenues of SOLODYN® will continue to be negatively affected during the remainder of 2009 as units of Teva’s generic SOLODYN® product are sold and prescribed through the distribution channel. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by $3.4 million, or 8.4%, during the second quarter of 2009 as compared to the second quarter of 2008, primarily due to decreased sales of RESTYLANE®, partially offset by the initial sales of DYSPORTTM, which was launched in June 2009. Beginning in the second quarter of 2009, we began recognizing revenue on our aesthetics products, including RESTYLANE®, PERLANE® and DYSPORTTM, upon the shipment from our exclusive distributor to physicians. Net revenues associated with our non-dermatological products decreased by $0.6 million, or 5.7%, and by 0.7 percentage points as a percentage of net revenues during the second quarter of 2009 as compared to the second quarter of 2008.
Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the second quarter of 2009 and 2008 was approximately $6.2 million and $5.3 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the second quarter of 2009 and 2008, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Second Quarter	Second Quarter
	2009	2008	$ Change	% Change

Gross profit	$128.2	$128.2	$—	—%
% of net revenues	90.7%	93.3%
          The decrease in gross profit as a percentage of net revenues was primarily due to a charge of approximately $1.6 million during the second quarter of 2009 for the write-off of certain inventory that, during the second quarter of 2009, were determined to be unsalable, and the impact of the launch of DYSPORTTM during the second quarter of 2009. DYSPORTTM has a lower gross profit margin than most of our other products.
Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the second quarter of 2009 and 2008, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Second Quarter	Second Quarter
	2009	2008	$ Change	% Change

Selling, general and administrative	$71.7	$71.9	$(0.2)	(0.3)%
% of net revenues	50.7%	52.3%
Share-based compensation expense included in selling, general and administrative	$4.8	$4.6	$0.2	4.3%
          Selling, general and administrative expenses decreased $0.2 million, or 0.3%, during the second quarter of 2009 as compared to the second quarter of 2008. Included in this decrease was a $1.4 million decrease in travel, entertainment and meetings expenses and a $1.2 million decrease in other expenses, partially offset by a $1.7 million increase in promotion expenses, primarily related to the launch of DYSPORTTM and a $0.7 million increase in personnel costs, primarily related to an increase in the number of employees from 503 as of June 30, 2008, to 607 as of June 30, 2009, and the effect of the annual salary increase that occurred during February 2009.

Research and Development Expenses
          The following table sets forth our research and development expenses for the second quarter of 2009 and 2008 (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2009	2008	$ Change	% Change

Research and development	$12.1	$33.0	$(20.9)	(63.3)%
Charges included in research and development	$3.0	$25.0	$(22.0)	(88.0)%
Share-based compensation expense included in research and development	$0.2	$0.1	$0.1	100.0%
          Included in research and development expenses for the second quarter of 2009 was a $3.0 million payment to Perrigo related to a product development agreement. Included in research and development expenses for the second quarter of 2008 was a $25.0 million milestone payment to Ipsen, upon the FDA’s acceptance of Ipsen’s BLA for DYSPORTTM, which was formerly known as RELOXIN® during clinical development. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the second quarter of 2009 increased $1.2 million, or 17.2%, to $7.9 million from $6.8 million during the second quarter of 2008. This increase was primarily due to initial amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORTTM, which was capitalized as an intangible asset.
Other Income, net
          Other income, net, of $2.2 million recognized during the second quarter of 2009 primarily represented the $2.2 million gain on the sale of Medicis Pediatrics to BioMarin that closed during June 2009.
Interest and Investment Income
          Interest and investment income during the second quarter of 2009 decreased $5.3 million, or 71.0%, to $2.2 million from $7.4 million during the second quarter of 2008, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during the second quarter of 2009.
Interest Expense
          Interest expense during the second quarter of 2009 decreased $1.1 million, to $1.1 million during the second quarter of 2009 from $2.1 million during the second quarter of 2008. Our interest expense during the second quarter of 2009 and 2008 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the New Notes. The decrease in interest expense during the second quarter of 2009 as compared to the second quarter of 2008 was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, and the fees and origination costs related to the issuance of the New Notes becoming fully amortized during the second quarter of 2008. See Note 12 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.

Income Tax Expense
          Our effective tax rate for the second quarter of 2009 was 60.9%, as compared to 40.6% for the second quarter of 2008. The effective tax rate for the second quarter of 2009 reflects a $9.0 million discrete tax expense due to the taxable gain on the sale of Medicis Pediatrics. Excluding this discrete tax expense (and the associated accounting gain of $2.2 million), the effective tax rate for the second quarter of 2009 was 40.5%. The 40.5% reflects management’s estimate of the effective tax rate expected to be applicable for the full year.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Net Revenues
          The following table sets forth our net revenues for the six months ended June 30, 2009 (the “2009 six months”) and six months ended June 30, 2008 (the “2008 six months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2009 Six	2008 Six
	Months	Months	$ Change	% Change

Net product revenues	$235.3	$258.1	$(22.8)	(8.8)%
Net contract revenues	5.8	8.3	(2.5)	(30.1)%

Total net revenues	$241.1	$266.4	$(25.3)	(9.5)%

	2009 Six	2008 Six
	Months	Months	$ Change	% Change

Acne and acne-related dermatological products	$160.6	$166.5	$(5.9)	(3.5)%
Non-acne dermatological products	60.6	79.6	(19.0)	(23.9)%
Non-dermatological products (including contract revenues)	19.9	20.3	(0.4)	(2.0)%

Total net revenues	$241.1	$266.4	$(25.3)	(9.5)%

	2009 Six	2008 Six
	Months	Months	Change

Acne and acne-related dermatological products	66.7%	62.5%	4.2%
Non-acne dermatological products	25.1%	29.9%	(4.8)%
Non-dermatological products (including contract revenues)	8.2%	7.6%	0.6%

Total net revenues	100.0%	100.0%	—%

          Net revenues associated with our acne and acne-related dermatological products decreased by $5.9 million, or 3.5%, during the 2009 six months as compared to the 2008 six months primarily as a result of decreased sales of SOLODYN® due to the impact during the first quarter of 2009 of the one-day launch of Teva’s generic SOLODYN® product, which caused wholesalers to reduce ordering levels of SOLODYN® and caused us to increase our reserves for sales returns and consumer rebates, partially offset by strong prescription trends of SOLODYN® during the second quarter of 2009. We expect net revenues of SOLODYN® to continue to be negatively affected during the remainder of 2009 as units of Teva’s generic SOLODYN® product that were sold prior to the consummation of a Settlement Agreement with us on March 18, 2009, are sold and prescribed through the distribution channel. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by $19.0 million, or 23.9%, during the 2009 six months as compared to the 2008 six months, primarily due to decreased sales of RESTYLANE®, partially offset by the initial sales of DYSPORTTM, which was launched in June 2009. Beginning in the second quarter of 2009, we began recognizing revenue on our aesthetics products, including DYSPORTTM, PERLANE® and RESTYLANE®, upon the shipment from our exclusive distributor to physicians. Net revenues associated with our non-dermatological products decreased by $0.4 million, or 2.0%, but increased by 0.6 percentage points as a percentage of net revenues during the 2009 six months as compared to the 2008 six months.
Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the 2009 six months and 2008 six months was approximately $11.7 million and $10.6 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the 2009 six months and 2008 six months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2009 Six	2008 Six
	Months	Months	$ Change	% Change

Gross profit	$218.6	$246.0	$(27.4)	(11.1)%
% of net revenues	90.7%	92.4%
          The decrease in gross profit during the 2009 six months, compared to the 2008 six months, was due to the decrease in our net revenues, and the decrease in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the 2009 six months as compared to the 2008 six months. Decreased sales of SOLODYN®, a higher margin product, during the 2009 six months, was the primary change in the mix of products sold during the comparable periods that affected gross profit as a percentage of net revenues.
Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the 2009 six months and 2008 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2009 Six	2008 Six
	Months	Months	$ Change	% Change

Selling, general and administrative	$142.1	$143.9	$(1.8)	(1.3)%
% of net revenues	58.9%	54.0%
Share-based compensation expense included in selling, general and administrative expense	$8.5	$8.9	$(0.4)	(4.5)%
          The decrease in selling, general and administrative expenses during the 2009 six months from the 2008 six months was attributable to approximately $3.0 million of decreased professional and consulting expenses and a net reduction of $3.4 million of other selling, general and administrative costs incurred during the 2009 six months, partially offset by $3.4 million of increased personnel costs, primarily related to an increase in the number of employees from 503 as of June 30, 2008, to 607 as of June 30, 2009, and the effect of the annual salary increase that occurred during February 2009, and $1.2 million of increased promotion expenses, primarily due to the launch of DYSPORTTM during the second quarter of 2009. Professional and consulting expenses incurred during the 2008 six months included costs related to the implementation of our new enterprise resource planning (ERP) system. The increase of selling, general and administrative expenses as a percentage of net revenues during the 2009 six months as compared to the 2008 six months was primarily due to the $25.3 million decrease in net revenues.
Research and Development Expenses
          The following table sets forth our research and development expenses for the 2009 six months and 2008 six months (dollar amounts in millions):

	2009 Six	2008 Six
	Months	Months	$ Change	% Change

Research and development	$25.3	$42.2	$(16.9)	(40.0)%
Charges included in research and development	$8.0	$25.0	$(17.0)	(68.0)%
Share-based compensation expense included in research and development	$0.4	$0.1	$0.3	300.0%
          Included in research and development expenses for the 2009 six months was a $3.0 million payment to Perrigo related to a product development agreement and a $5.0 million payment to IMPAX upon the achievement of a clinical milestone. Included in research and development expenses for the 2008 six months was a $25.0 million milestone payment to Ipsen, upon the FDA’s acceptance of Ipsen’s BLA for DYSPORTTM, which was formerly known as RELOXIN® during clinical development. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the 2009 six months increased $1.6 million, or 11.7%, to $15.1 million from $13.5 million during the 2008 six months. This increase was primarily due to initial amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORTTM, which was capitalized as an intangible asset, and depreciation incurred related to our new headquarters facility.
Other Expense, net
          Other expense, net, of $0.6 million recognized during the 2009 six months primarily represented a $2.9 million reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009, partially offset by a $2.2 million gain on the sale of Medicis Pediatrics to BioMarin, which closed during June 2009. Other expense, net, of $2.9 million recognized during the 2008 six months represented a reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008.
Interest and Investment Income
          Interest and investment income during the 2009 six months decreased $12.0 million, or 72.1%, to $4.6 million from $16.6 million during the 2008 six months, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during the 2009 six months.
Interest Expense
          Interest expense during the 2009 six months decreased $2.4 million, to $2.1 million during the 2009 six months from $4.6 million during the 2008 six months. Our interest expense during the 2009 six months and 2008 six months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the New Notes. The decrease in interest expense during the 2009 six months as compared to the 2008 six months was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, and the fees and origination costs related to the issuance of the New Notes becoming fully amortized during the second quarter of 2008. See Note 12 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Income Tax Expense
          Our effective tax rate for the 2009 six months was 58.0%, as compared to 39.7% for the 2008 six months. The effective tax rate for the 2009 six months reflects a $1.4 million discrete tax benefit recognized due to statute closures and a $9.0 million discrete tax expense due to the taxable gain on the sale of Medicis Pediatrics. Excluding this discrete tax benefit and this discrete tax expense (and the associated accounting gain of $2.2 million), the effective tax rate for the 2009 six months was 40.5%. The 40.5% reflects management’s estimate of the effective tax rate expected to be applicable for the full year.

Liquidity and Capital Resources
Overview
          The following table highlights selected cash flow components for the 2009 six months and 2008 six months, and selected balance sheet components as of June 30, 2009 and December 31, 2008 (dollar amounts in millions):

	2009 Six	2008 Six
	Months	Months	$ Change	% Change

Cash provided by (used in):
Operating activities	$51.0	$48.4	$2.6	5.4%
Investing activities	(5.8)	343.3	(349.1)	(101.7)%
Financing activities	2.3	(284.0)	286.3	(100.8)%

	Jun. 30, 2009	Dec. 31, 2008	$ Change	% Change

Cash, cash equivalents, and short-term investments	$405.4	$343.9	$61.5	17.9%
Working capital	358.6	307.6	51.0	16.6%
Long-term investments	36.9	55.3	(18.4)	(33.3)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%
Working Capital
          Working capital as of June 30, 2009 and December 31, 2008, consisted of the following (dollar amounts in millions):

	Jun. 30, 2009	Dec. 31, 2008	$ Change	% Change

Cash, cash equivalents, and short-term investments	$405.4	$343.9	$61.5	17.9%
Accounts receivable, net	97.4	52.6	44.8	85.2%
Inventories, net	24.5	24.2	0.3	1.2%
Deferred tax assets, net	62.4	53.2	9.2	17.3%
Other current assets	20.7	19.6	1.1	5.6%

Total current assets	610.4	493.5	116.9	23.7%

Accounts payable	44.8	39.0	5.8	14.9%
Reserve for sales returns	57.7	59.6	(1.9)	(3.2)%
Income taxes payable	19.4	—	19.4	100.0%
Other current liabilities	129.9	87.3	42.6	48.8%

Total current liabilities	251.8	185.9	65.9	35.4%

Working capital	$358.6	$307.6	$51.0	16.6%

          We had cash, cash equivalents and short-term investments of $405.4 million and working capital of $358.6 million at June 30, 2009, as compared to $343.9 million and $307.6 million, respectively, at December 31, 2008. The increases were primarily due to the generation of $51.0 million of operating cash flow during the 2009 six months.

          Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future. Our cash and short-term investments are available for dividends, milestone payments related to our product development collaborations, strategic investments, acquisitions of companies or products complementary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. In addition, we may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.
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
          As of December 31, 2008, our short-term investments included $38.2 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. On April 9, 2009, the FASB released FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption, FSP FAS 115-2 requires that entities should report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date from retained earnings to other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. We adopted FSP FAS 115-2 during the three months ended June 30, 2009, and accordingly, we reclassified $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to our auction rate floating securities from retained earnings to other comprehensive income in our condensed consolidated balance sheets during the three months ended June 30, 2009.

Operating Activities
          Net cash provided by operating activities during the 2009 six months was approximately $51.0 million, compared to cash provided by operating activities of approximately $48.4 million during the 2008 six months. The following is a summary of the primary components of cash provided by operating activities during the 2009 six months and 2008 six months (in millions):

	2009 Six	2008 Six
	Months	Months
Payment made to IMPAX related to development agreement	$(5.0)	$—
Payment made to Perrigo related to development agreement	(3.0)	—
Payment made to Ipsen related to development of DYSPORTTM	—	(25.0)
Income taxes paid	(3.6)	(30.2)
Other cash provided by operating activities	62.6	103.6

Cash provided by operating activities	$51.0	$48.4

          Other cash flows provided by operating activities decreased from $103.6 million during the 2008 six months to $62.6 million during the 2009 six months, primarily due to the timing of sales during the respective periods. The change in accounts receivable during the 2008 six months was a use of operating cash of $10.5 million, as compared to a use of operating cash of $45.9 million during the 2009 six months.
Investing Activities
          Net cash used in investing activities during the 2009 six months was approximately $5.8 million, compared to net cash provided by investing activities during the 2008 six months of $343.3 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective quarters. During the 2009 six months, we paid $75.0 million to Ipsen upon the FDA’s approval of DYSPORTTM, and we received $70.3 million upon the sale of Medicis Pediatrics to BioMarin, which closed in June 2009.
Financing Activities
          Net cash provided by financing activities during the 2009 six months was $2.3 million, compared to net cash used in financing activities of $284.0 million during the 2008 six months. Cash used during the 2008 six months included the repurchase of $283.7 million of New Notes during June 2008. Proceeds from the exercise of stock options were $6.8 million during the 2009 six months compared to $3.5 million during the 2008 six months. Dividends paid during the 2009 six months were $4.7 million, and dividends paid during the 2008 six months were $4.0 million.
Contingent Convertible Senior Notes and Other Long-Term Commitments
          We have two outstanding series of Contingent Convertible Senior Notes, consisting of $169.2 million principal amount of 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”) and $0.2 million principal amount of 1.5% Contingent Convertible Senior Notes due 2033 (the “New Notes”). The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made. On June 4, 2012 and 2017, or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2013 and 2018, or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash.
          Except for the New Notes and Old Notes, we had only $11.9 million of long-term liabilities at June 30, 2009, and we had $251.8 million of current liabilities at June 30, 2009. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
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
          As of June 30, 2009, approximately $3.1 million of lease exit costs remain accrued and are expected to be paid by December 2010 of which $2.0 million is classified in other current liabilities and $1.1 million is classified in other liabilities. Although we no longer use the facilities, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, we concluded it was probable we would be unable to reasonably obtain sublease rentals for the prior headquarters and therefore we would not be subleased for the remaining lease term. We will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
          The following is a summary of the activity in the liability for lease exit costs for the six months ended June 30, 2009:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2008	to Expense	Made	from Sublease	June 30, 2009
Lease exit costs liability	$3,996,102	$123,011	$(1,069,056)	$—	$3,050,057
Dividends
          We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $41.8 million on our common stock. In addition, on June 10, 2009, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on July 31, 2009, to our stockholders of record at the close of business on July 1, 2009. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
          We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $36.9 million at June 30, 2009. These securities were included in long-term investments at June 30, 2009. We also utilize unobservable (Level 3) inputs to value our investments in Revance and Hyperion. Our investment in Revance was $0 at March 31, 2009 and June 30, 2009.
          Our auction rate floating securities are classified as available for sale securities and are reflected at fair value. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008, and we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. Our estimate of fair value of our auction-rate floating securities was based on market information and estimates determined by our management, which could change in the future based on market conditions. In accordance with FSP FAS 115-2, during the three months ended June 30, 2009, we reclassified $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to our auction rate floating securities from retained earnings to other comprehensive income in our condensed consolidated balance sheets during the three months ended June 30, 2009.
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
Off-Balance Sheet Arrangements
          As of June 30, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2008. There were no new significant accounting estimates in the second quarter of 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2008, other than beginning in the second quarter of 2009, we began recognizing revenue on our aesthetics products, including DYSPORTTM, PERLANE® and RESTYLANE®, upon the shipment from our exclusive distributor to physicians.
Recent Accounting Pronouncements
          In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS No. 157-4 on April 1, 2009, and it did not have a material impact on our consolidated results of operations and financial condition.
          In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends the disclosure requirements of SFAS No. 107 and APB No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. We adopted FSP FAS No. 107-1 and APB Opinion No. 28-1 on April 1, 2009, and it did not have a material impact on our consolidated results of operations and financial condition.

          In June 2009, the FASB issued SFAS No. 167, New Consolidation Guidance for Variable Interest Entities (VIE), which amends FIN 46 (R), Consolidation of Variable Interest Entities, to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for annual reporting periods beginning after November 30, 2009. We are currently assessing what impact, if any, that SFAS No. 167 will have on our results of operations and financial condition.
          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FSPs or EITF Abstracts. SFAS No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” but is not intended to change or alter existing U.S. GAAP. The Codification will change the references of financial standards within our financial statements. Beginning in the third quarter of 2009, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. SFAS No. 168 will not have any impact on our results of operations and financial condition.
Forward Looking Statements
          This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the recent FDA approvals of Evolence®, Prevelle® Silk, Radiesse®, Sculptra®, Hydrelle™, Juvéderm™ Ultra and Juvéderm™ Ultra Plus, competitors to RESTYLANE® and PERLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS and LOPROX® Cream and LOPROX® Gel products, and potential generic forms of our LOPROX® Shampoo, TRIAZ®, PLEXION®, SOLODYN® or VANOS® products;

•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;

•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;

•	the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products;

•	changes in our product mix;

•	the anticipated size of the markets and demand for our products;

•	changes in prescription levels;

•	the impact of acquisitions, divestitures and other significant corporate transactions, including our acquisition of LipoSonix;

•	the effect of economic changes generally and in hurricane-effected areas;

•	manufacturing or supply interruptions;

•	importation of other dermal filler or botulinum toxin products, including the unauthorized distribution of products approved in countries neighboring the U.S.;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons, including prescription levels;

•	the ability to successfully market both new products, including DYSPORTTM, and existing products;

•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;

•	the availability of product supply or changes in the cost of raw materials;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;

•	possible introduction of generic versions of our products, including SOLODYN®;

•	possible federal and/or state legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals;

•	the inability to obtain required regulatory approvals for any of our pipeline products;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;

•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products, and our ability to accurately forecast our financial performance as a result;

•	failure to comply with our corporate integrity agreement, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and

•	the inability to successfully integrate newly-acquired entities, such as LipoSonix.
          We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2008, and this Quarterly Report contain discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
          As of June 30, 2009, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures
          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
          During the three months ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings
          The information set forth under Note 17 in our accompanying condensed consolidated financial statements, included in Part I, Item I of this Report, is incorporated herein by reference.

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
          Other than the additional risk set forth below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
          A third party has requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an Ex Parte Reexamination of the ‘838 patent. The USPTO granted this request. In March 2009, the USPTO issued a non-final office action in the reexamination of the ‘838 patent. On May 13, 2009, we filed our response to the non-final office action with the USPTO. Reexamination can result in confirmation of the validity of all of a patent’s claims, the invalidation of all of a patent’s claims, or the confirmation of some claims and the invalidation of others. We cannot guarantee the outcome of the reexamination.

Item 4.	Submission of Matters to a Vote of Security Holders
          On May 19, 2009, the Company held its 2009 Annual Meeting of Stockholders (the “Annual Meeting”). The holders of 54,832,389 shares of Class A Common Stock were present in person or represented by proxy at the meeting. The following is a summary of the results of the voting by the Company’s stockholders at the Annual Meeting:
1)	Election of Directors
          The stockholders elected the following persons to serve as directors of the Company for a term of three years, or until their successors are duly elected and qualified or until their earlier resignation or removal. Votes were cast as follows:

		Number of Votes
	For	Against	Abstain
Arthur G. Altschul, Jr.	38,697,220	16,108,759	26,410
Philip S. Schein, M.D.	48,855,712	5,953,252	23,425
          The directors of the Company whose terms of office continued were Mr. Jonah Shacknai, Mr. Spencer Davidson, Mr. Stuart Diamond, Mr. Peter S. Knight, Esq., Mr. Michael Pietrangelo and Ms. Lottie Shackelford.
2)	The stockholders approved an amendment to the Medicis 2006 Incentive Award Plan, increasing the number of shares of common stock reserved for issuance under the plan by 2,000,000 shares. Votes were cast as follows:

For	Against	Abstain	Broker Non-Vote
25,311,288	21,489,553	25,758	8,005,790
3)	The stockholders approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2009. Votes were cast as follows:

For	Against	Abstain
53,899,703	917,151	15,535

Item 6.	Exhibits

Exhibit 10.1+*	Second Amendment to the Collaboration Agreement between Ucyclyd Pharma, Inc. and Hyperion Therapeutics, Inc.

Exhibit 10.2**	License and Settlement Agreement, dated April 8, 2009 between the Company, Perrigo Israel Pharmaceuticals Ltd. and Perrigo Company.(1)

Exhibit 10.3**	Joint Development Agreement, dated April 8, 2009 between the Company and Perrigo Israel Pharmaceuticals Ltd. (2)

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

**	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 previously filed with the SEC.

(2)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 previously filed with the SEC.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: August 10, 2009	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)