Form 10-Q
period 2009-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2009-11-09
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2009
Class A Common Stock $.014 Par Value	59,484,911 (a)
(a) includes 1,936,856 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2009	December 31, 2008

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$253,582	$86,450
Short-term investments	243,238	257,435
Accounts receivable, net	60,307	52,588
Inventories, net	26,649	24,226
Deferred tax assets, net	62,509	53,161
Other current assets	21,657	19,676

Total current assets	667,942	493,536

Property and equipment, net	25,928	26,300

Intangible assets:
Intangible assets related to product line acquisitions and business combinations	316,197	267,624
Other intangible assets	7,651	7,752

	323,848	275,376
Less: accumulated amortization	104,541	113,947

Net intangible assets	219,307	161,429
Goodwill	93,282	156,762
Deferred tax assets, net	65,911	77,149
Long-term investments	28,164	55,333
Other assets	2,414	2,925

	$1,102,948	$973,434

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$43,262	$39,032
Reserve for sales returns	53,423	59,611
Income taxes payable	11,191	—
Other current liabilities	166,968	87,258

Total current liabilities	274,844	185,901

Long-term liabilities:
Contingent convertible senior notes	169,326	169,326
Deferred revenue	3,593	4,167
Other liabilities	6,789	10,346

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 70,286,930 and 69,396,394 at September 30, 2009 and December 31, 2008, respectively	979	969
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	679,357	661,703
Accumulated other comprehensive (loss) income	(3,070)	2,106
Accumulated earnings	315,351	282,284
Less: Treasury stock, 12,747,944 and 12,678,559 shares at cost at September 30, 2009 and December 31, 2008, respectively	(344,221)	(343,368)

Total stockholders’ equity	648,396	603,694

	$1,102,948	$973,434

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net product revenues	$150,311	$110,574	$385,605	$368,668
Net contract revenues	1,500	4,851	7,270	13,111

Net revenues	151,811	115,425	392,875	381,779

Cost of product revenues (1)	13,540	10,848	36,053	31,185

Gross profit	138,271	104,577	356,822	350,594

Operating expenses:
Selling, general and administrative (2)	71,936	71,575	214,014	215,509
Research and development (3)	27,405	7,143	52,752	49,333
In-process research and development	—	30,500	—	30,500
Depreciation and amortization	7,112	7,078	22,189	20,579

Operating income (loss)	31,818	(11,719)	67,867	34,673

Other (income) expense, net	(1,492)	2,593	(862)	5,465
Interest and investment income	(1,542)	(3,436)	(6,187)	(20,086)
Interest expense	1,058	1,059	3,170	5,614

Income (loss) before income tax expense	33,794	(11,935)	71,746	43,680

Income tax expense	12,646	2,722	34,677	24,802

Net income (loss)	$21,148	$(14,657)	$37,069	$18,878

Basic net income (loss) per share	$0.36	$(0.26)	$0.63	$0.33

Diluted net income (loss) per share	$0.33	$(0.26)	$0.60	$0.33

Cash dividend declared per common share	$0.04	$0.04	$0.12	$0.12

Common shares used in calculating:
Basic net income (loss) per share	57,476	56,698	57,101	56,517

Diluted net income (loss) per share	63,317	56,698	63,028	56,517

(1) amounts exclude amortization of intangible assets related to acquired products	$5,351	$5,454	$17,027	$16,026
(2) amounts include share-based compensation expense	$4,373	$4,019	$12,892	$12,949
(3) amounts include share-based compensation expense	$306	$111	$674	$223
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008

Operating Activities:
Net income	$37,069	$18,878
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	—	30,500
Depreciation and amortization	22,189	20,579
Amortization of deferred financing fees	—	666
Loss on disposal of property and equipment	—	36
Gain on sale of product rights	(350)	—
Gain on sale of Medicis Pediatrics	(2,915)	—
Adjustment of impairment of available-for-sale investments	(33)	—
Charge reducing value of investment in Revance	2,886	5,465
Gain on sale of available-for-sale investments, net	(1,562)	(1,021)
Share-based compensation expense	13,566	13,172
Deferred income tax benefit	(2,506)	(31,994)
Tax expense from exercise of stock options and vesting of restricted stock awards	(1,058)	(1,276)
Excess tax benefits from share-based payment arrangements	(218)	(169)
Increase in provision for sales discounts and chargebacks	348	1,314
Accretion (amortization) of premium/(discount) on investments	2,383	(438)
Changes in operating assets and liabilities:
Accounts receivable	(8,067)	(26,615)
Inventories	(2,423)	5,486
Other current assets	(1,981)	(2,550)
Accounts payable	4,230	12,911
Reserve for sales returns	(6,188)	(9,492)
Income taxes payable	11,191	(7,731)
Other current liabilities	74,960	13,342
Other liabilities	(4,085)	(338)

Net cash provided by operating activities	137,436	40,725

Investing Activities:
Purchase of property and equipment	(4,575)	(9,395)
LipoSonix acquisition, net of cash acquired	—	(149,805)
Payment of direct merger costs	—	(3,615)
Payments for purchase of product rights	(74,914)	(746)
Proceeds from sale of product rights	350	—
Proceeds from sale of Medicis Pediatrics	70,294	—
Increase in other assets	—	(35)
Purchase of available-for-sale investments	(244,963)	(329,021)
Sale of available-for-sale investments	104,716	390,921
Maturity of available-for-sale investments	177,723	297,038

Net cash provided by investing activities	28,631	195,342

Financing Activities:
Payment of dividends	(7,036)	(6,295)
Payment of contingent convertible senior notes	—	(283,729)
Excess tax benefits from share-based payment arrangements	218	169
Proceeds from the exercise of stock options	7,985	4,846

Net cash provided by (used in) financing activities	1,167	(285,009)

Effect of exchange rate on cash and cash equivalents	(102)	(83)

Net increase (decrease) in cash and cash equivalents	167,132	(49,025)
Cash and cash equivalents at beginning of period	86,450	108,046

Cash and cash equivalents at end of period	$253,582	$59,021

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 19 branded products. Its primary brands are DYSPORTTM, PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. Medicis entered the non-invasive body contouring market with its acquisition of LipoSonix in July 2008.
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
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all of the existing non-SEC accounting and reporting standards, but is not intended to change or alter existing U.S. GAAP. The Codification changes the references of financial standards within the Company’s financial statements. All references made to U.S. GAAP uses the new Accounting Standards Codification (“ASC”) and the new Codification numbering system prescribed by the FASB.
2. SHARE-BASED COMPENSATION
Stock Option and Restricted Stock Awards
     At September 30, 2009, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued.

     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2009, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2009, was approximately $2.2 million and the related weighted average period over which it is expected to be recognized is approximately 1.6 years.
     A summary of stock option activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2009, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance at December 31, 2008	10,707,357	$27.98

Granted	182,017	$13.94
Exercised	(692,887)	$11.52
Terminated/expired	(366,455)	$30.16

Balance at September 30, 2009	9,830,032	$28.79	3.2	$5,275,307

     The intrinsic value of options exercised during the nine months ended September 30, 2009, was $2,887,480. Options exercisable under the Company’s share-based compensation plans at September 30, 2009, were 9,491,794, with a weighted average exercise price of $29.04, a weighted average remaining contractual term of 3.1 years, and an aggregate intrinsic value of $3,914,377.
     A summary of outstanding stock options that are fully vested and are expected to vest, based on historical forfeiture rates, and those stock options that are exercisable, as of September 30, 2009, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding, net of expected forfeitures	9,043,890	$28.84	3.3	$4,845,258
Exercisable	8,740,925	$29.09	3.2	$3,624,682
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Expected dividend yield	0.3% to 1.0%	0.6% to 0.7%
Expected stock price volatility	0.45 to 0.46	0.35 to 0.38
Risk-free interest rate	2.2% to 2.8%	3.0% to 3.4%
Expected life of options	7.0 years	7.0 years
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
     The weighted average fair value of stock options granted during the nine months ended September 30, 2009 and 2008, was $6.44 and $8.90, respectively.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the nine months ended September 30, 2009, 975,173 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended September 30, 2009 and 2008, was approximately $2.2 million and $1.7 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the nine months ended September 30, 2009 and 2008, was approximately $6.4 million and $4.3 million, respectively. As of September 30, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2009, was approximately $26.7 million, and the related weighted average period over which it is expected to be recognized is approximately 3.2 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2009, is as follows:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2008	1,204,851	$23.38

Granted	975,173	$11.28
Vested	(197,649)	$25.53
Forfeited	(43,461)	$21.97

Nonvested at September 30, 2009	1,938,914	$17.11

     The total fair value of restricted shares vested during the nine months ended September 30, 2009 and 2008, was approximately $5.0 million and $3.9 million, respectively.
Stock Appreciation Rights
     During the nine months ended September 30, 2009, the Company granted, in aggregate, 2,019,558 cash-settled stock appreciation rights (“SARs”) to over 200 of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SARs is expensed over the service period of the employees receiving the grants, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. Share-based compensation expense related to SARs during the three and nine months ended September 30, 2009, was approximately $1.7 million and $2.9 million, respectively. As of September 30, 2009, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to September 30, 2009, was approximately $21.5 million, and the related weighted average period over which it is expected to be recognized is approximately 4.4 years.
     The fair value of each SAR is estimated on the date of the grant, and at the end of each reporting period, using the Black-Scholes option pricing model with the following assumptions:

	SARs Granted During the	Remeasurement
	Nine Months Ended	as of
	September 30, 2009	September 30, 2009
Expected dividend yield	0.3% to 1.0%	0.8%
Expected stock price volatility	0.45 to 0.46	0.39
Risk-free interest rate	2.2% to 2.8%	2.9%
Expected life of SARs	7.0 years	6.4 years

     The weighted average fair value of SARs granted during the nine months ended September 30, 2009, as of the respective grant dates, was $5.33. The weighted average fair value of all SARs outstanding as of the remeasurement date of September 30, 2009 was $12.55.
     A summary of SARs activity for the nine months ended September 30, 2009, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value

Balance at December 31, 2008	—	$—

Granted	2,019,558	$11.29
Exercised	—	—
Terminated/expired	(74,228)	$11.28

Balance at September 30, 2009	1,945,330	$11.29	6.4	$19,563,076

     No SARs were exercisable as of September 30, 2009.
3. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At September 30, 2009, the Company has recorded the estimated fair value in available-for-sale and trading securities for short-term and long-term investments of approximately $243.2 million and $28.2 million, respectively.
     Available-for-sale and trading securities consist of the following at September 30, 2009 (amounts in thousands):

	September 30, 2009
				Other-
				Than-
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$75,061	$532	$(59)	$—	$75,534
Federal agency notes and bonds	159,921	533	(1)	—	160,453
Auction rate floating securities	36,900	—	(7,444)	—	29,456
Asset-backed securities	6,283	47	(371)	—	5,959

Total securities	$278,165	$1,112	$(7,875)	$—	$271,402

     During the three and nine months ended September 30, 2009, the gross realized gains on sales of available-for-sale securities totaled $1,470,653 and $1,546,831, respectively, while no gross losses were realized. Such amounts were determined based on the specific identification method. The net adjustment to unrealized gains during the three and nine months ended September 30, 2009, on available-for-sale securities included in stockholders’ equity totaled $939,437 and $5,073,315, respectively. Of the nine months ended September 30, 2009 amount, $3,095,185 was reclassified from retained earnings in accordance with a new accounting standard (see below) during the three months ended June 30, 2009. The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2009, by maturity, are shown below (amounts in thousands):

	September 30, 2009
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$162,666	$162,928
Due after one year through five years	78,599	79,018
Due after five years through 10 years	—	—
Due after 10 years	35,600	28,164

	$276,865	$270,110

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At September 30, 2009, approximately $28.2 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
     As of September 30, 2009, the Company’s investments included auction rate floating securities with a fair value of $29.5 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008 and the first half of 2009 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, the Company recorded an other-than-temporary impairment loss of $6.4 million during the year ended December 31, 2008, based on the Company’s estimate of the fair value of these investments. The Company’s estimate of the fair value of its auction rate floating securities was based on market information and assumptions determined by the Company’s management, which could change significantly based on market conditions. On April 9, 2009, the FASB released FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption, FSP FAS 115-2, which is now part of ASC 320, Investments — Debt and Equity Securities, requires that entities should report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date from retained earnings to other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. The Company adopted FSP FAS 115-2 during the three months ended June 30, 2009, and accordingly, reclassified approximately $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to its auction rate floating securities from retained earnings to other comprehensive income in the Company’s condensed consolidated balance sheets during the three months ended June 30, 2009.
     In November 2008, the Company entered into a settlement agreement with the broker through which the Company purchased auction rate floating securities. The settlement agreement provides the Company with the right to put an auction rate floating security currently held by the Company back to the broker beginning on June 30, 2010. At March 31, 2009 and December 31, 2008, the Company held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. The Company elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments (formerly SFAS No. 159, The Fair Value Option for Financial Assets and

Financial Liabilities), and adjusted the put option to fair value. The Company reclassified this auction rate floating security from available-for-sale to trading securities as of December 31, 2008, and future changes in fair value related to this investment and the related put option will be recorded in earnings.
     On July 14, 2009, the broker through which the Company purchased auction rate floating securities agreed to repurchase from the Company three auction rate floating securities with an aggregate par value of $7.0 million, at par. The adjusted basis of these securities was $5.5 million, in aggregate, as a result of an other-than-temporary impairment loss of $1.5 million recorded during the year ended December 31, 2008. The realized gain of $1.5 million was recognized in other (income) expense during the three months ended September 30, 2009.
     The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$14,424	$59	$—	$—
Federal agency notes and bonds	14,002	1	—	—
Auction rate floating securities	—	—	29,456	7,444
Asset-backed securities	—	—	1,323	371

Total securities	$28,426	$60	$30,779	$7,815

     As of September 30, 2009, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company has the intent and ability to hold these investments for the time necessary to recover its cost, which for debt securities may be at maturity.
4. FAIR VALUE MEASUREMENTS
     As of September 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investments in Revance Therapeutics, Inc. (“Revance”) and Hyperion Therapeutics, Inc. (“Hyperion”).
     The Company has invested in auction rate floating securities, which are classified as available-for-sale or trading securities and reflected at fair value. Due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 3). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of September 30, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
     As a result of the liquidity issues of the Company’s auction rate floating securities, the Company recorded an other-than-temporary impairment loss of $6.4 million in other expense during the three months ended December 31, 2008, based on the Company’s estimate of the fair value of these investments. In accordance with a new accounting standard which is now part of ASC 320, Investments — Debt and Equity Securities, during the three months ended June 30, 2009, the Company reclassified approximately $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to its auction rate floating securities from retained earnings to other comprehensive income in the Company’s condensed consolidated balance sheets during the three months ended June 30, 2009 (see Note 3). The auction rate floating securities held by the Company at September 30, 2009 and December 31, 2008, totaling $29.5 million and $38.2 million, respectively, were in securities collateralized by student loan portfolios. These securities were included in long-term investments at September 30, 2009 and December 31, 2008, in the accompanying condensed consolidated balance sheets. As of September 30, 2009, the Company continued to earn interest on virtually all of its auction rate floating securities. Any future fluctuation in fair value related to the auction rate floating securities classified as available-for-sale that the Company deems to be temporary, would be recorded to accumulated other comprehensive (loss) income. If the Company determines that any future decline in fair value of its available-for-sale securities was other than temporary, it would record a charge to earnings as appropriate.
     On July 14, 2009, the broker through which the Company purchased auction rate floating securities agreed to repurchase from the Company three auction rate floating securities with an aggregate par value of $7.0 million, at par. The adjusted basis of these securities was $5.5 million, in aggregate, as a result of an other-than-temporary impairment loss of $1.5 million recorded during the year ended December 31, 2008. The realized gain of $1.5 million was recognized in other (income) expense during the three months ended September 30, 2009.
     The Company estimates changes in the net realizable value of its investment in Revance based on a hypothetical liquidation at book value approach (see Note 7). During the three months ended March 31, 2009, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach, which reduced the Company’s investment in Revance to $0 as of March 31, 2009 and September 30, 2009.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), at September 30, 2009, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted		Significant
	Prices in		Other	Significant
	Active		Observable	Unobservable
	Markets		Inputs	Inputs
	Sept. 30, 2009	(Level 1)	(Level 2)	(Level 3)

Auction rate floating securities	$29,456	$—	$—	$29,456
Other available-for-sale securities	241,946	241,946	—	—
Investment in Hyperion	2,375	—	—	2,375

Total assets measured at fair value	$273,777	$241,946	$—	$31,831

     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 (in thousands):
Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

	Auction Rate	Investment	Investment
	Floating	in	in
	Securities	Revance	Hyperion

Balance at June 30, 2009	$36,935	$—	$2,375
Transfers to (from) Level 3	—	—	—
Total gains included in other (income) expense, net	1,492	—	—
Total losses included in other comprehensive income	(1,346)	—	—
Purchases and settlements (net)	(7,625)	—	—

Balance at September 30, 2009	$29,456	$—	$2,375

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

	Auction Rate	Investment	Investment
	Floating	in	in
	Securities	Revance	Hyperion

Balance at December 31, 2008	$38,225	$2,887	$—
Transfers to (from) Level 3	—	—	—
Total gains (losses) included in other (income) expense, net	1,525	(2,887)	—
Total losses included in other comprehensive income	(2,569)	—	—
Common stock of Hyperion received related to amendment of collaboration agreement (see Note 8)	—	—	2,375
Purchases and settlements (net)	(7,725)	—	—

Balance at September 30, 2009	$29,456	$—	$2,375

5.	DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN TYPE A PRODUCT KNOWN AS DYSPORTTM
     On March 17, 2006, the Company entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen, S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., a wholly-owned subsidiary of Medicis, rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by healthcare professionals. During the development of the product, the proposed name of the product for aesthetic use in the U.S. was RELOXIN®.
     In May 2008, the U.S. Food and Drug Administration (“FDA”) accepted the filing of Ipsen’s Biologics License Application (“BLA”) for RELOXIN® and, in accordance with the agreement, Medicis paid Ipsen $25.0 million during the three months ended June 30, 2008, upon achievement of this milestone. The $25.0 million was recognized as a charge to research and development expense during the three months ended June 30, 2008.
     On April 29, 2009, the FDA approved the BLA for Ipsen’s botulinum toxin type A product, DYSPORTTM. The approval includes two separate indications, the treatment of cervical dystonia in adults to reduce the severity of abnormal head position and neck pain, and the temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. RELOXIN®, which was the proposed U.S. name for Ipsen’s botulinum toxin product for aesthetic use, is now marketed under the name of DYSPORTTM. Ipsen will market

DYSPORTTM in the U.S. for the therapeutic indication (cervical dystonia), while Medicis markets DYSPORTTM in the U.S. for the aesthetic indication (glabellar lines).
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
     The product is not currently approved for aesthetic use in Canada or Japan. Under the terms of the agreement, Medicis is responsible for all remaining research and development costs associated with obtaining the product’s approval in Canada and Japan. Medicis will pay an additional $2.0 million to Ipsen upon regulatory approval of the product in Japan.
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
     As a result of the Option Closing, the Company recognized a pretax gain of $2.2 million during the three months ended June 30, 2009, which is included in other (income) expense, net, in the condensed consolidated statements of operations for the nine months ended September 30, 2009. The $2.2 million pretax gain is net of approximately $0.7 million of professional fees related to the transaction. Because of the difference between the Company’s book and tax basis of goodwill in Medicis Pediatrics, the transaction resulted in a $24.8 million gain for income tax purposes, and, accordingly, the Company recorded a $9.0 million income tax provision during the three months ended June 30, 2009, which is included in income tax expense in the condensed consolidated statements of operations for the nine months ended September 30, 2009.
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
     The Company estimates the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). During the three months and nine months ended September 30, 2009, the Company reduced the carrying value of its investment in Revance by approximately $0 and $2.9 million, respectively, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach. Such amounts were recognized as other expense. At September 30, 2009, the Company’s investment in Revance was $0.
     A business entity is subject to consolidation rules and is referred to as a variable interest entity if it lacks sufficient equity to finance its activities without additional financial support from other parties or its equity holders lack adequate decision making ability based on certain criteria. Disclosures are required about variable interest entities that a company is not required to consolidate, but in which a company has a significant variable interest. The Company has determined that Revance is a variable interest entity and that the Company is not the primary beneficiary, and therefore the Company’s equity investment in Revance currently does not require the Company to consolidate Revance into its financial statements. The consolidation status could change in the future, however, depending on changes in the Company’s relationship with Revance.
8.	STRATEGIC COLLABORATIONS
     Revance
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
     Under the terms of the agreement, Medicis paid Revance $10.0 million upon closing of the agreement, and will pay additional potential milestone payments totaling approximately $94 million upon successful completion of certain clinical, regulatory and commercial milestones, and a royalty based on sales and supply price, the total of which is equivalent to a double-digit percentage of net sales. The initial $10.0 million payment was recognized as research and development expense during the three months ended September 30, 2009.
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
     In connection with the License and Settlement Agreement, the Company and Perrigo agreed to terminate all legal disputes between them relating to the Company’s VANOS® (fluocinonide) Cream 0.1%. On April 17, 2009, the Court entered a consent judgment dismissing all claims and counterclaims between Medicis and Perrigo, and enjoining Perrigo from marketing a generic version of VANOS® other than under the terms of the License and Settlement Agreement. In addition, Perrigo confirmed that certain of the Company’s patents relating to VANOS® are valid and enforceable, and cover Perrigo’s activities relating to its generic product under Abbreviated New Drug Application (“ANDA”) No. 090256. Further, subject to the terms and conditions contained in the License and Settlement Agreement:
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
     During the three months ended September 30, 2009, a development milestone was achieved, and the Company made a $2.0 million payment to Perrigo pursuant to the Joint Development Agreement. The $3.0 million up-front payment and the $2.0 million development milestone payment was recognized as research and development expense during the three months ended June 30, 2009 and September 30, 2009, respectively.
     IMPAX
     On November 26, 2008, the Company entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX Laboratories, Inc. (“IMPAX”). In connection with the License and Settlement Agreement, the Company and IMPAX agreed to terminate all legal disputes between them relating to

SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX confirmed that the Company’s patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA No. 090024.
     Under the terms of the License and Settlement Agreement, IMPAX has a license to market its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® patent rights belonging to the Company upon the occurrence of specific events. Upon launch of its generic formulations of SOLODYN®, IMPAX may be required to pay the Company a royalty, based on sales of those generic formulations by IMPAX under terms described in the License and Settlement Agreement.
     Under the Joint Development Agreement, the Company and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, the Company made an initial payment of $40.0 million upon execution of the agreement. During the three months ended March 31, 2009 and September 30, 2009, the Company paid IMPAX $5.0 million and $5.0 million, respectively, upon the achievement of clinical milestones, in accordance with terms of the agreement. In addition, the Company will be required to pay up to $13.0 million upon successful completion of certain other clinical and commercial milestones. The Company will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by Medicis upon approval by the FDA. The Company will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA.
     The $40.0 million initial payment was recognized as a charge to research and development expense during the three months ended December 31, 2008, and the two separate $5.0 million clinical milestone achievement payments were recognized as a charge to research and development expense during the three months ended March 31, 2009 and September 30, 2009, respectively.
     Other
     On June 27, 2008, the Company and a U.S. company entered into a license agreement that provides patent rights for development and commercialization of dermatologic products. Under the terms of the agreement, the Company made an initial payment of $2.0 million upon execution of the agreement. In addition, the Company will be required to pay $19.0 million upon successful completion of certain clinical milestones for the first and second products, $15.0 million upon the first commercial sale for the first and second products in the U.S., and $30.0 million upon achievement of certain commercial sales milestones. The Company will also make royalty payments based on net sales as defined in the license. The $2.0 million payment was recognized as a charge to research and development expense during the three months ended June 30, 2008.
9.	ACQUISITION OF LIPOSONIX
     On July 1, 2008, the Company, through its wholly-owned subsidiary Donatello, Inc., acquired LipoSonix, an independent, privately-held company with a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix, now known as Medicis Technologies Corporation, is a medical device company developing non-invasive body sculpting technology. It launched its first product, the LipoSonix system, in Europe in 2008 and recently launched in Canada. The LipoSonix system is being marketed and sold through distributors in Europe and Canada. In the United States, the LipoSonix system is an investigational device and is currently not cleared or approved for sale.
     Under terms of the transaction, Medicis paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, Medicis will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LipoSonix system and if various commercial milestones are achieved on a worldwide basis.
     As part of the Company’s acquisition of LipoSonix, $30.5 million of acquired in-process research and development was recognized as in-process research and development expense in the Company’s condensed consolidated statement of operations during the three months ended September 30, 2008. No tax benefit was recognized related to this charge.

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
     The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists, podiatrists, and plastic surgeons. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies, and others. Currently, the Company’s products are sold primarily to wholesalers and retail chain drug stores.
     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Acne and acne-related dermatological products	$106,820	$66,289	$267,458	$232,806

Non-acne dermatological products	35,497	34,080	96,070	113,695
Non-dermatological products	9,494	15,056	29,347	35,278

Total net revenues	$151,811	$115,425	$392,875	$381,779

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Acne and acne-related dermatological products	70%	57%	68%	61%
Non-acne dermatological products	24	30	25	30
Non-dermatological products	6	13	7	9

Total net revenues	100%	100%	100%	100%

11.	INVENTORIES
     Except for the LipoSonix system, the Company utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventories consist of salable products held at the Company’s warehouses, as well as raw materials and components at the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of September 30, 2009 and December 31, 2008, there was $0 and $1.1 million, respectively, of costs capitalized into inventory for products that have not yet received regulatory approval.
     Inventories are as follows (amounts in thousands):

	September 30, 2009	December 31, 2008

Raw materials	$8,772	$7,234
Finished goods	18,815	18,407
Valuation reserve	(938)	(1,415)

Total inventories	$26,649	$24,226

12.	OTHER CURRENT LIABILITIES
     Other current liabilities are as follows (amounts in thousands):

	September 30,	December 31,
	2009	2008
Accrued incentives	$17,627	$18,910
Managed care and Medicaid reserves	40,776	16,956
Accrued customer rebate and loyalty programs	66,946	28,449
Deferred revenue	16,156	3,341
Other accrued expenses	25,463	19,602

	$166,968	$87,258

     Included in deferred revenue as of September 30, 2009 and December 31, 2008, was $3.0 million and $0.7 million, respectively, associated with the deferral of the recognition of revenue and related cost of revenue for certain sales of inventory into the wholesale distribution channel that are in excess of eight (8) weeks of projected demand.
13.	CONTINGENT CONVERTIBLE SENIOR NOTES
     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at September 30, 2009 or December 31, 2008. The Old Notes will mature on June 4, 2032.
     The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2012 and June 4, 2017, or upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017.

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
     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at September 30, 2009 or December 31, 2008. The New Notes mature on June 4, 2033.
     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
     Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of September 30, 2009 and December 31, 2008.

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
     During the quarters ended September 30, 2009, June 30, 2009, March 31, 2009, and December 31, 2008, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
14.	INCOME TAXES
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, changes in valuation allowances against deferred tax assets and differences in tax rates in certain non-U.S. jurisdictions. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions it uses to estimate its annual effective tax rate, including factors such as its mix of pre-tax earnings in the various tax jurisdictions in which it operates, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes tax benefits only if the tax position is more likely than not of being sustained. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating losses and credit carryforwards. The Company records valuation allowances against its deferred tax assets to reduce the net carrying value to amounts that management believes is more likely than not to be realized.
     On June 10, 2009, the Company sold all of the outstanding capital stock of Medicis Pediatrics (see Note 6). The transaction generated a $24.8 million net gain for income tax purposes and, accordingly, a $9.0 million income tax provision was established as part of the transaction.
     During the three months ended September 30, 2009, the Company recorded, in connection with its acquisition of LipoSonix in July 2008, $0.4 million of net deferred tax assets and decreased goodwill by $0.4 million as a result of an adjustment to the tax attributes acquired.

     At September 30, 2009, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At September 30, 2009, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
     During the three months ended September 30, 2009 and September 30, 2008, the Company made net tax payments of $20.3 million and $36.9 million, respectively. During the nine months ended September 30, 2009 and September 30, 2008, the Company made net tax payments of $23.9 million and $67.1 million, respectively.
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2004. The Internal Revenue Service is currently conducting a limited scope examination on the Company’s tax return for the period ending December 31, 2007. In addition, the state of California is currently conducting an examination on the Company’s tax return for the periods ending June 30, 2005, December 31, 2005, December 31, 2006 and December 31, 2007.
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
     At December 31, 2008, the Company had $2.5 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $2.1 million on the Company’s effective tax rate. The amount of unrecognized tax benefits decreased $1.4 million from $2.5 million to $1.1 million during the nine months ended September 30, 2009, due to statute closures. Recognition of the $1.1 million unrecognized tax benefits would have a favorable effect of $0.7 million on the Company’s effective tax rate. During the next twelve months, the Company estimates that the amount of unrecognized tax benefits will not change.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $170,000 and $290,000 for the payment of interest and penalties accrued (net of tax benefit) at September 30, 2009 and December 31, 2008, respectively.
15.	DIVIDENDS DECLARED ON COMMON STOCK
     On September 16, 2009, the Company declared a cash dividend of $0.04 per issued and outstanding share of its Class A common stock payable on October 30, 2009, to stockholders of record at the close of business on October 1, 2009. The $2.4 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2009. The Company has not adopted a dividend policy.

16.	COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008, was $20.3 million and $(18.1) million, respectively. Total comprehensive income for the nine months ended September 30, 2009 and 2008, was $35.0 million and $14.1 million, respectively.
17.	NET INCOME (LOSS) PER COMMON SHARE
     In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. In the new guidance, which is now part of ASC 260, Earnings per Share, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company (see Note 2) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security. The Company adopted the new guidance on January 1, 2009. Prior periods have been restated as the provisions of the new guidance are retrospective. The adoption of the new guidance reduced basic earnings per share for the three and nine months ended September 30, 2009, by $0.01 and $0.02, respectively. The adoption of the new guidance reduced diluted earnings per share for the three and nine months ended September 30, 2009, by $0.01 and $0.01, respectively. There was no impact to basic or diluted earnings per share for all other periods presented.

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

BASIC

Net income (loss)	$21,148	$(14,657)	$37,069	$18,878

Less: income allocated to participating securities	684	—	1,133	296

Net income (loss) available to common stockholders	$20,464	$(14,657)	$35,936	$18,582

Weighted average number of common shares outstanding	57,476	56,698	57,101	56,517

Basic net income (loss) per common share	$0.36	$(0.26)	$0.63	$0.33

DILUTED

Net income (loss)	$21,148	$(14,657)	$37,069	$18,878

Less: income allocated to participating securities	684	—	1,133	296

Net income (loss) available to common stockholders	20,464	(14,657)	35,936	18,582

Less:
Undistributed earnings allocated to unvested stockholders	(615)	—	(938)	—

Add:
Undistributed earnings re-allocated to unvested stockholders	615	—	937	—

Add:
Tax-effected interest expense and issue costs related to Old Notes	666	—	1,998	—
Tax-effected interest expense and issue costs related to New Notes	—	—	1	—

Net income (loss) assuming dilution	$21,130	$(14,657)	$37,934	$18,582

Weighted average number of common shares outstanding	57,476	56,698	57,101	56,517

Effect of dilutive securities:
Old Notes	5,823	—	5,823	—
New Notes	4	—	4	—
Stock options	14	—	100	—

Weighted average number of common shares assuming dilution	63,317	56,698	63,028	56,517

Diluted net income (loss) per common share	$0.33	$(0.26)	$0.60	$0.33

     Diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per share using the “if-converted” method is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.

     The diluted net income per common share computation for the three and nine months ended September 30, 2009, excludes 9,969,349 and 10,510,559 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
     Due to the Company’s net loss during the three months ended September 30, 2008, the calculation of diluted earnings per share is the same as the calculation for basic earnings per share, as all common stock equivalents are anti-dilutive. For the three months ended September 30, 2008, potentially dilutive securities consisted of restricted stock and stock options convertible into 633,923 shares in the aggregate, and 5,822,551 and 4,685 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively.
     The diluted net income per common share computation for the nine months ended September 30, 2008 excludes 9,947,263 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. The diluted net income per common share computation for the nine months ended September 30, 2008, also excludes restricted stock and stock options convertible into 841,499 shares in the aggregate, and 5,822,551 and 4,172,353 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively, as they were anti-dilutive.
18. COMMITMENTS AND CONTINGENCIES
Lease Exit Costs
     In connection with occupancy of the new headquarter office, the Company ceased use of the prior headquarter office in July 2008, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. Under ASC 420, Exit or Disposal Cost Obligations (formerly SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities), a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. The Company recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008, consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses. The Company has not recorded any other costs related to the lease for the prior headquarters.
     As of September 30, 2009, approximately $2.6 million of lease exit costs remain accrued and are expected to be paid by December 2010, of which $2.1 million is classified in other current liabilities and $0.5 million is classified in other liabilities. Although the facilities are no longer in use by the Company, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, the Company concluded it was probable it would be unable to obtain sublease rentals for the prior headquarters, and therefore it would not be subleased for the remaining lease term. The Company will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
     The following is a summary of the activity in the liability for lease exit costs for the nine months ended September 30, 2009:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2008	to Expense	Made	from Sublease	Sept. 30, 2009

Lease exit costs liability	$3,996,102	$171,665	$(1,609,443)	$—	$2,558,324
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
Department of Defense/TRICARE
     On March 17, 2009, the Department of Defense (“DoD”) issued a Final Rule (the “Rule”) implementing Section 703 of the National Defense Authorization Act of 2008. The Rule establishes a program under which DoD seeks Federal Ceiling Price-based refunds, or rebates, from drug manufacturers on TRICARE retail pharmacy utilization. Under the Rule, effective May 26, 2009, DoD is seeking rebates on TRICARE Retail Pharmacy Program prescriptions filled from January 28, 2008, forward. The Rule sets forth a program in which DoD asks manufacturers to enter into agreements with the agency under which the manufacturers commit to pay such rebates; products that are not listed on such an agreement will not be able to be included on the DoD Uniform Formulary. Additionally, products not listed on TRICARE retail agreements will not be available through TRICARE retail network pharmacies without prior authorization. Among other things, the Rule further provides that manufacturers may apply for compromise or waivers of amounts due. As a result of the Final Rule, the Company’s rebate liability as of March 31, 2009 for 2008 utilization is approximately $1.6 million, and the estimated rebate liability for the first quarter of 2009 is approximately $0.8 million. It is possible that, pursuant to the compromise or waiver process set forth in the Rule, DoD will agree to accept a lesser sum for the 2008 and first quarter of 2009 periods. The Company applied timely for a full waiver of liability from January 28, 2008 through the date of its TRICARE rebate agreement, which was executed on June 29, 2009. The Company accrued $2.4 million for the 2008 and first quarter of 2009 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009.
Legal Matters
     On October 8, 2009, the Company received a Paragraph IV Patent Certification from Lupin Ltd. (“Lupin”) advising that Lupin had filed an ANDA with the FDA for generic SOLODYN® in its forms of 45mg, 90mg, and 135mg strengths. Lupin did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleged that Lupin’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of the Company’s U.S. Patent No. 5,908,838 (the “‘838 Patent”). The expiration date for the ‘838 Patent is 2018. The Company is evaluating the details of Lupin’s certification letter and considering its options.
     On September 21, 2009, the Company received a Paragraph IV Patent Certification from Glenmark Generics Inc., USA (“Glenmark”) advising that Glenmark has filed an ANDA with the FDA for a generic version of LOPROX® Gel. Glenmark did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Glenmark’s Paragraph IV

Certification alleged that the Company’s U.S. Patent No. 7,018,656 (the “‘656 Patent”) would not be infringed by Glenmark’s manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ‘656 Patent is 2018. After performing an investigation, the Company will soon file a complaint for patent infringement against Glenmark and its foreign corporate parent Glenmark Generics Ltd. (“Glenmark Ltd.”) in the United States District Court for the District of New Jersey. Given the early stage of this matter, a gain (or loss) on this matter is currently not estimable.
     On June 23, 2009, the Company and IMPAX entered into a Settlement Agreement (the “Settlement Agreement”) and Amendment No. 2 to the License and Settlement Agreement. In conjunction with the Settlement Agreement, both IMPAX and the Company released, acquitted, covenanted not to sue and forever discharged one another and their affiliates from any and all liabilities relating to the litigation stemming from the initial License and Settlement Agreement between IMPAX and the Company. The Company made a settlement payment to IMPAX in conjunction with the execution of the Settlement Agreement and Amendment No. 2 to the License and Settlement Agreement, which was included in selling, general and administrative expenses during the three months ended June 30, 2009.
     On May 8, 2009, the Company received a Paragraph IV Patent Certification from Glenmark advising that Glenmark had filed an ANDA with the FDA for a generic version of VANOS®. Glenmark did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Glenmark’s Paragraph IV Certification alleged that the Company’s U.S. Patent No. 6,765,001 (the “‘001 Patent”) and U.S. Patent No. 7,220,424 (the “‘424 Patent”) would not be infringed by Glenmark’s manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ‘001 Patent is 2021, and the expiration date for the ‘424 Patent is 2023. On June 19, 2009, the Company filed a complaint for patent infringement against Glenmark and its foreign corporate parent Glenmark Generics, Ltd. (“Glenmark Ltd.”) in the United States District Court for the District of New Jersey. On July 14, 2009, Glenmark and Glenmark Ltd. answered the Company’s complaint, and filed counterclaims seeking a declaration that the patents the Company listed with the FDA for VANOS® cream were invalid and unenforceable, and would not be infringed by Glenmark’s generic version of VANOS® cream. Fact discovery is set to close on September 3, 2010, and expert discovery is set to close on January 30, 2011. Given the early stage of this matter, a gain (or loss) on this matter is currently not estimable.
     On May 6, 2009, the Company received a Paragraph IV Patent Certification from Ranbaxy Laboratories Limited (“Ranbaxy”) advising that Ranbaxy had filed an ANDA with the FDA for generic SOLODYN® in its form of 135mg strength. Ranbaxy did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleged that Ranbaxy’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of the Company’s U.S. Patent No. 5,908,838 (the “‘838 Patent”). The expiration date for the ‘838 Patent is 2018. The Company is evaluating the details of Ranbaxy’s certification letter and considering its options. On June 11, 2009, the Company filed suit against Ranbaxy in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the ‘838 Patent by submitting the above ANDA to the FDA. The relief requested by the Company included a request for a permanent injunction preventing Ranbaxy from infringing the ‘838 Patent by selling a generic version of SOLODYN®. Ranbaxy has answered that the ‘838 Patent is not infringed, invalid, and/or unenforceable.
     A third party has requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an Ex Parte Reexamination of the ‘838 patent. The USPTO granted this request. In March 2009, the USPTO issued a non-final office action in the reexamination of the ‘838 patent. On May 13, 2009, Medicis’ filed its response to the non-final office action with the USPTO, canceling certain claims and adding amended claims. Reexamination can result in confirmation of the validity of all of a patent’s claims, the invalidation of all of a patent’s claims, or the confirmation of some claims and the invalidation of others. The Company cannot guarantee the outcome of the reexamination.
     On January 13, 2009, the Company filed suit against Mylan, Inc., Matrix Laboratories Ltd., Matrix Laboratories Inc., Sandoz, Inc., (“Sandoz”) and Barr Laboratories, Inc. (“Barr”) (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of the Company’s ‘838 patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief requested by the Company includes a request for a permanent injunction preventing Defendants from infringing the ‘838 patent by selling generic versions of SOLODYN®. Mylan has answered that the ‘838 Patent is not infringed and/or invalid. On March 18, 2009, the Company entered into a settlement agreement with Barr, a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), whereby all legal disputes between the Company and Teva relating to SOLODYN® were terminated and whereby Barr/Teva agreed that Medicis’ patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Barr/Teva. On March 30, 2009, the Delaware Court dismissed the claims between the Company and Matrix Laboratories Inc. without prejudice, pursuant to a stipulation between Medicis and Matrix Laboratories Inc. On August 19, 2009, the Company entered into a Settlement Agreement with Sandoz whereby all legal disputes between the Company and Teva relating to SOLODYN® were terminated and where Sandoz agreed that Medicis’ patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Sandoz.
     On January 21, 2009, the Company received a letter from an alleged stockholder demanding that its Board of Directors take certain actions, including potentially legal action, in connection with the restatement of its consolidated financial statements in 2008. The letter states that, if the Board of Directors does not take the demanded action, the alleged stockholder will commence a derivative action on behalf of the Company. The Company’s Board of Directors is reviewing the letter and has established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the allegations in the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee does conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in the best interest of the Company and its shareholders to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board any other appropriate action to be taken. The special committee has engaged outside counsel to conduct an inquiry, which is underway.
     On October 3, 10, and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003, and approximately September 24, 2008. The Court has consolidated these actions into a single proceeding and appointed a lead plaintiff and lead plaintiff’s counsel. On May 18, 2009, the lead plaintiff filed an amended complaint. The amended complaint names as defendants Medicis Pharmaceutical Corp. and the Company’s Chief Executive Officer and Chairman of the Board, Jonah Shacknai, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, Richard D. Peterson, the Company’s Chief Operating Officer and Executive Vice President, Mark A. Prygocki, and the Company’s independent auditors, Ernst & Young LLP. The claims alleged in the amended complaint arise in connection with the restatement of the Company’s annual, transition, and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. The amended complaint alleges violations of federal securities laws, (Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5), based on alleged material misrepresentations to the market that allegedly had the effect of artificially inflating the market price of the Company’s stock. The amended complaint seeks to recover unspecified damages and costs, including counsel and expert fees. On July 17, 2009, the Company and the other defendants filed motions to dismiss the amended complaint in its entirety on various grounds. The lead plaintiff filed an opposition to the motions to dismiss on August 31, 2009, and the Company and the other defendants filed reply memoranda in support of the motions to dismiss on October 15, 2009. The Company intends to vigorously defend the claims in these consolidated matters. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
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

19. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In April 2009, the FASB issued new guidance that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new guidance on April 1, 2009, and it did not have a material impact on its consolidated results of operations and financial condition.
     In April 2009, the FASB issued new guidance related to the disclosure of the fair value of a reporting entity’s financial instruments whenever it issues summarized financial information for interim reporting periods. The new guidance, which is now part of ASC 825, Financial Instruments, is effective for financial statements issued for interim reporting periods ending after June 15, 2009. The Company adopted the new guidance on April 1, 2009, and it did not have a material impact on its results of operations and financial condition.
     In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, is effective for financial statements ending after June 15, 2009, and the Company adopted the new guidance during the three months ended June 30, 2009. The new guidance establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through November 9, 2009, the date of issuance of its financial statements (see Note 20).
     In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, New Consolidation Guidance for Variable Interest Entities (VIE), which amends FIN 46 (R), Consolidation of Variable Interest Entities, has not yet been adopted into the Codification. The revised guidance addresses the elimination of the concept of a qualifying special purpose entity and replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the revised guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The revised guidance is effective for annual reporting periods beginning after November 30, 2009. The Company is currently assessing what impact, if any, that the revised guidance will have on its results of operations and financial condition.
     In October 2009, the FASB approved for issuance Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently assessing what impact, if any, that the updated guidance will have on its results of operations and financial condition.
20. SUBSEQUENT EVENTS
     On October 8, 2009, the Company received a Paragraph IV Patent Certification from Lupin advising that Lupin has filed an ANDA with the FDA for generic SOLODYN® in its forms of 45mg, 90mg and 135mg strengths. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that

Lupin’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted will not infringe any valid claim of the ‘838 Patent, the Company’s U.S. Patent No. 7,541,347 (the “‘347 Patent”) or the Company’s U.S. Patent No. 7,544,373 (the “‘373 Patent”). The expiration date for the ‘838 Patent is in 2018. The expiration dates for the ‘347 and ‘373 Patents are in 2027. The Company is evaluating the details of Lupin’s certification letter and considering its options.
     On October 13, 2009, the Company announced that the USPTO has issued a Notice of Allowance for the Company’s United States patent application directed to the use of SOLODYN® Extended Release Tablets in all five currently available dosage forms. The patent application is U.S. Application No. 11/166,817, entitled “Method For The Treatment Of Acne.” The newly allowed claims include subject matter covering methods of using a controlled-release oral dosage form of minocycline to treat acne.

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
     We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate high integrity relationships of trust and confidence with the foremost dermatologists and podiatrists and the leading plastic surgeons in the U.S. We rely on third parties to manufacture our products (except for the LipoSonix system).
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
     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our prescription products, consistent with prescriptions written by licensed health care providers. Because many of our prescription products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce. From time to time we may enter into business arrangements (e.g., loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators.
     Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel.
Recent Developments
     As described in more detail below, the following significant events and transactions occurred during the nine months ended September 30, 2009, and affected our results of operations, our cash flows and our financial condition:
•	Settlement Agreement with Sandoz;

•	FDA approval of additional strengths of SOLODYN®;

•	License and Development Agreement with Revance;

•	License and Settlement Agreement and Joint Development Agreement with Perrigo;

•	FDA approval of DYSPORTTM;

•	Sale of Medicis Pediatrics;

•	Teva’s launch of a generic to SOLODYN®, our settlement agreement with Teva, and the impact of the launch on our sales reserves;

•	Adjustments to Medicaid drug rebate and DoD/TRICARE liabilities;

•	Clinical milestone payments related to our collaboration with IMPAX; and

•	Reduction in the carrying value of our investment in Revance.
Settlement Agreement with Sandoz
     On August 18, 2009, we entered into a settlement agreement with Sandoz Inc. (“Sandoz”) whereby we and Sandoz agreed to terminate all legal disputes between us relating to SOLODYN®. In addition, Sandoz confirmed that our patents relating to SOLODYN® are valid and enforceable and cover Sandoz’s activities relating to its generic SOLODYN® product under Abbreviated New Drug Application (“ANDA”) No. 90-422, agreed that any prior sales of its generic SOLODYN® product were not authorized by us and further agreed to be permanently enjoined from any further distribution of generic SOLODYN®.

FDA approval of additional strengths of SOLODYN®
     On July 27, 2009, we announced that the FDA had approved additional strengths of SOLODYN® in 65mg and 115mg dosages for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. With the addition of these newly-approved strengths, SOLODYN® is now available in five dosages: 45mg, 65mg, 90mg, 115mg, and 135mg. Shipment of the newly-approved 65mg and 115mg products to wholesalers began during the third quarter of 2009.
License and Development Agreement with Revance
     On July 28, 2009, we and Revance Therapeutics, Inc. (“Revance”), a privately-held, venture-backed development-stage company, entered into a license agreement granting us worldwide aesthetic and dermatological rights to Revance’s novel, investigational, injectable botulinum toxin type A product, referred to as “RT002”, currently in pre-clinical studies. The objective of the RT002 program is the development of a next-generation neurotoxin with favorable duration of effect and safety profiles.
     Under the terms of the agreement, we paid Revance $10.0 million upon closing of the agreement, and will pay additional potential milestone payments totaling approximately $94 million upon successful completion of certain clinical, regulatory and commercial milestones, and a royalty based on sales and supply price, the total of which is equivalent to a double-digit percentage of net sales. The initial $10.0 million payment was recognized as research and development expense during the three months ended September 30, 2009.
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
     In connection with the License and Settlement Agreement, we and Perrigo agreed to terminate all legal disputes between them relating to our VANOS® (fluocinonide) Cream 0.1%. On April 17, 2009, the Court entered a consent judgment dismissing all claims and counterclaims between us and Perrigo, and enjoining Perrigo from marketing a generic version of VANOS® other than under the terms of the settlement agreement. In addition, Perrigo confirmed that certain of our patents relating to VANOS® are valid and enforceable, and cover Perrigo’s activities relating to its generic product under ANDA No. 090256. Further, subject to the terms and conditions contained in the License and Settlement Agreement:
•	we granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products; and

•	when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay us a royalty based on sales of such generic products.

Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein:

•	we and Perrigo will collaborate to develop a novel proprietary product;

•	we have the sole right to commercialize the novel proprietary product;

•	if and when an NDA for a novel proprietary product is submitted to the FDA, we and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to us all of our novel proprietary product requirements in the U.S.;

•	we made an up-front $3.0 million payment to Perrigo, and will make additional payments to Perrigo of up to $5.0 million upon the achievement of certain development, regulatory and commercialization milestones; and

•	we will pay to Perrigo royalty payments on sales of the novel proprietary product.
     During the three months ended September 30, 2009, a development milestone was achieved, and we made a $2.0 million payment to Perrigo pursuant to the Joint Development Agreement. The $3.0 million up-front payment and the $2.0 million development milestone payment was recognized as research and development expense during the three months ended June 30, 2009 and September 30, 2009, respectively.
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
     As a result of the Option Closing, we recognized a pretax gain of $2.2 million during the three months ended June 30, 2009, which is included in other (income) expense, net, in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009. Because of the difference between our book and tax basis of goodwill in Medicis Pediatrics, the transaction resulted in a $24.8 million gain for income tax purposes, and, accordingly, we recorded a $9.0 million income tax provision during the three months ended June 30, 2009, which is included in income tax expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009.
Teva’s launch of a generic to SOLODYN®, our settlement agreement with Teva, and the impact of the launch on our sales reserves
     On March 17, 2009, Teva Pharmaceutical Industries Ltd. (“Teva”) was granted final approval by the FDA for its ANDA No. 065485 to market its generic version of 45mg, 90mg and 135mg SOLODYN® Tablets. Teva commenced shipment of this product immediately after the FDA’s approval of the ANDA.

     On March 18, 2009, we entered into a Settlement Agreement with Teva whereby all legal disputes between us and Teva relating to SOLODYN® were terminated. Pursuant to the agreement, Teva confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Teva’s activities relating to its generic SOLODYN® product. As part of the settlement, Teva agreed to immediately stop all further shipments of its generic SOLODYN® product. We agreed to release Teva from liability arising from any prior sales of its generic SOLODYN® product, which were not authorized by Medicis. Under terms of the agreement, Teva has the option to market its generic versions of 45mg, 90mg and 135mg SOLODYN® Tablets under the SOLODYN® patent rights belonging to us in November 2011, or earlier under certain conditions.
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
Adjustments to Medicaid drug rebate and Department of Defense/TRICARE liabilities
     In April 2009, we completed a voluntary review of pricing data submitted to the Medicaid Drug Rebate Program (the “Program”) for the period from the first quarter of 2006 through the fourth quarter of 2007. The review identified certain corrective actions that were needed in relation to the reviewed data. We expect that the corrective actions, when implemented, would result in an increase to our rebate liability under the Program in the amount of approximately $3.1 million for the eight-quarter period reviewed. We have disclosed the results of the review and revised rebate liability to the Centers for Medicare and Medicaid Services (“CMS”), which administers the Program, and are awaiting CMS’s instruction as to whether and when to re-file the revised pricing data. Our submission to CMS also included a request that CMS approve a change in drug category for certain of our products. If CMS does not accept our request for this change, we may owe additional Medicaid rebates which would result in additional liability under the Program. Upon completion of CMS’s review of our submission, we will evaluate the impact that CMS’s conclusions will have on our liability under related drug rebate agreements with various states and the Public Health Service Drug Pricing Program. We accrued $3.1 million for the 2006 and 2007 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009.
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
Clinical milestone payments related to our collaboration with IMPAX
     On November 26, 2008, we entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX Laboratories, Inc. (“IMPAX”). In connection with the License and Settlement Agreement, we and IMPAX agreed to terminate all legal disputes between us relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA No. 090024. Under the terms of the License and Settlement Agreement, IMPAX has a license to market its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® patent rights belonging to us upon the occurrence of specific events. Upon launch of its generic formulations of SOLODYN®, IMPAX may be required to pay us a royalty, based on sales of those generic formulations by IMPAX under terms described in the License and Settlement Agreement. Under the Joint Development Agreement, we and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, we made an initial payment of $40.0 million upon execution of the agreement. During the three months ended March 31, 2009 and September 30, 2009, we paid IMPAX $5.0 million and $5.0 million, respectively, upon the achievement of two separate clinical milestones, in accordance with terms of the agreement. In addition, we are required to pay up to $13.0 million upon successful completion of certain other clinical and commercial milestones. We will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by us upon approval by the FDA. We will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA. The $40.0 million initial payment was recognized as a charge to research and development expense during the three months ended December 31, 2008, and the two $5.0 million clinical milestone achievement payments were recognized as a charge to research and development expense during the three months ended March 31, 2009 and September 30, 2009, respectively.
Reduction in the carrying value of our investment in Revance
     On December 11, 2007, we announced a strategic collaboration with Revance, whereby we made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon our exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for our $20.0 million payment, we received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million is expected to be used by Revance primarily for the development of the product. Approximately $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in our condensed consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the three months ended December 31, 2007.
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
Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(a)	(b)	(c)	(d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	91.1	90.6	90.8	91.8
Operating expenses	70.1	100.8	73.5	82.7

Operating income (expense)	21.0	(10.2)	17.3	9.1
Other income (expense), net	1.0	(2.2)	0.2	(1.4)
Interest and investment income, net	0.3	2.1	0.8	3.8

Income (loss) before income tax expense	22.3	(10.3)	18.3	11.5
Income tax expense	(8.3)	(2.4)	(8.8)	(6.5)

Net income (loss)	14.0%	(12.7)%	9.5%	5.0%

(a)	Included in operating expenses is $10.0 million (6.6% of net revenues) paid to Revance related to a product development agreement, $5.0 million (3.3% of net revenues) paid to Impax related to a product development agreement, $2.0 million (1.3% of net revenues) paid to Perrigo related to a product development agreement and $4.7 million (3.1% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $30.5 million (26.4% of net revenues) of acquired in-process research and development expense related to our acquisition of LipoSonix, $4.8 million (4.2% of net revenues) of lease exit costs related to our previous headquarters facility and $4.1 million (3.6% of net revenues) of compensation expense related to stock options and restricted stock.

(c)	Included in operating expenses is $10.0 million (2.5% of net revenues) paid to Revance related to a product development agreement, $10.0 million (2.5% of net revenues) paid to Impax related to a product development agreement, $5.0 million (1.3% of net revenues) paid to Perrigo related to a product development agreement and $13.6 million (3.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Included in operating expenses is $30.5 million (8.0% of net revenues) of acquired in-process research and development expense related to our acquisition of LipoSonix, $25.0 million (6.5% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for RELOXIN® (DYSPORTTM), $13.2 million (3.5% of net revenues) of compensation expense related to stock options and restricted stock and $4.8 million (1.3% of net revenues) of lease exit costs related to our previous headquarters facility.

(e)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Net Revenues
     The following table sets forth our net revenues for the three months ended September 30, 2009 (the “third quarter of 2009”) and September 30, 2008 (the “third quarter of 2008”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2009	2008	$ Change	% Change

Net product revenues	$150.3	$110.6	$39.7	35.9%
Net contract revenues	1.5	4.8	(3.3)	(68.8)%

Total net revenues	$151.8	$115.4	$36.4	31.5%

	Third	Third
	Quarter	Quarter
	2009	2008	$ Change	% Change

Acne and acne-related dermatological products	$106.8	$66.3	$40.5	61.1%
Non-acne dermatological products	35.5	34.1	1.4	4.1%
Non-dermatological products (including contract revenues)	9.5	15.0	(5.5)	(36.7)%

Total net revenues	$151.8	$115.4	$36.4	31.5%

	Third	Third
	Quarter	Quarter
	2009	2008	Change

Acne and acne-related dermatological products	70.4%	57.4%	13.0%
Non-acne dermatological products	23.4%	29.6%	(6.2)%
Non-dermatological products (including contract revenues)	6.2%	13.0%	(6.8)%

Total net revenues	100.0%	100.0%	—

     Net revenues associated with our acne and acne-related dermatological products increased by $40.5 million, or 61.1%, during the third quarter of 2009 as compared to the third quarter of 2008 primarily as a result of increased sales of SOLODYN®. The increased sales of SOLODYN® was primarily generated by strong prescription growth, partially offset by the negative impact of units of Teva’s and Sandoz’ respective generic SOLODYN® products that were sold into the distribution channel prior to the consummation of Settlement Agreements with us on March 18, 2009 and August 18, 2009, respectively. In addition, during the third quarter of 2009 we launched new 65mg and 115mg strengths of SOLODYN® after they were approved by the FDA. We expect net revenues of SOLODYN® will continue to be negatively affected during the remainder of 2009 as units of Teva’s and Sandoz’ respective generic SOLODYN® products are sold and prescribed through the distribution channel. Net revenues associated with our non-acne dermatological products increased by $1.4 million, or 4.1% during the third quarter of 2009 as compared to the third quarter of 2008, primarily due to sales of DYSPORTTM, which was launched in June 2009, partially offset by a decrease in sales of PERLANE®. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues during the third quarter of 2009 as compared to the third quarter of 2008, primarily due to the $40.5 million increase in our acne and acne-related dermatological products. Beginning in the second quarter of 2009, we began recognizing revenue on our aesthetics products, including RESTYLANE®, PERLANE® and DYSPORTTM, upon the shipment from our exclusive distributor to physicians. Net revenues associated with our non-dermatological products decreased by $5.6 million, or 36.7%, and by 6.8 percentage points as a percentage of net revenues during the third quarter of 2009 as compared to the third quarter of 2008 primarily due to a decrease in contract revenues.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the third quarter of 2009 and 2008 was approximately $5.4 million and $5.5 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the third quarter of 2009 and 2008, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2009	2008	$ Change	% Change

Gross profit	$138.3	$104.6	$33.7	32.2%
% of net revenues	91.1%	90.6%
     The increase in gross profit during the third quarter of 2009 as compared to the third quarter of 2008 is primarily due to the $36.4 million increase in net revenues. The increase in gross profit as a percentage of net revenues was primarily due to the mix of products sold during the third quarter of 2009 as compared to the third quarter of 2008. Net revenues of SOLODYN®, a high gross margin product, increased during the third quarter of 2009 as compared to the third quarter of 2008.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the third quarter of 2009 and 2008, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2009	2008	$ Change	% Change

Selling, general and administrative	$71.9	$71.6	$0.3	0.4%
% of net revenues	47.4%	62.0%
Share-based compensation expense included in selling, general and administrative	$4.4	$4.0	$0.4	10.0%
     Selling, general and administrative expenses increased $0.3 million, or 0.4%, during the third quarter of 2009 as compared to the third quarter of 2008, but decreased as a percentage of net revenues from 62.0% during the third quarter of 2008 to 47.4% during the third quarter of 2009. Included in this increase was a $4.5 million increase in promotion expenses, primarily related to the launch of DYSPORTTM and a $4.1 million increase in personnel costs, primarily related to an increase in the number of employees from 578 as of September 30, 2008, to 611 as of September 30, 2009, and the effect of the annual salary increase that occurred during February 2009, partially offset by $4.8 million related to a lease retirement obligation recorded during the third quarter of 2008, and a decrease of $3.5 million of other selling, general and administrative costs. We anticipate an increase in selling, general and administrative expenses during the fourth quarter of 2009 as compared to the third quarter of 2009, primarily attributable to anticipated increased promotional costs associated with DYSPORTTM.

Research and Development Expenses
     The following table sets forth our research and development expenses for the third quarter of 2009 and 2008 (dollar amounts in millions):

	Third	Third
	Quarter	Quarter
	2009	2008	$ Change	% Change

Research and development	$27.4	$7.1	$20.3	285.9%
Charges included in research and development	$17.0	$—	$17.0	100.0%
Share-based compensation expense included in research and development	$0.3	$0.1	$0.2	200.0%
     Included in research and development expenses for the third quarter of 2009 was a $10.0 million up-front payment to Revance related to a product development agreement, a $5.0 million milestone payment to Impax related to a product development agreement and a $2.0 million milestone payment to Perrigo related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects. We anticipate an increase in research and development expenses in the fourth quarter of 2009 as compared to the third quarter of 2009, primarily related to anticipated costs associated with the U.S. clinical trials for LipoSonix.
In-Process Research and Development Expense
     On July 1, 2008, we acquired LipoSonix, a medical device company developing non-invasive body sculpting technology. As part of the acquisition, we recorded a $30.5 million charge for acquired in-process research and development during the third quarter of 2008. No income tax benefit was recognized related to this charge.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the third quarter of 2009 and the third quarter of 2008 was $7.1 million. An increase related to amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORTTM, which was capitalized as an intangible asset, was offset by the amortization expense related to intangible assets related to Medicis Pediatrics, which was sold to BioMarin during the second quarter of 2009, not being incurred during the third quarter of 2009.
Other (Income) Expense, net
     On July 14, 2009, the broker through which we purchased auction rate floating securities agreed to repurchase from us three auction rate floating securities with an aggregate par value of $7.0 million, at par. The adjusted basis of these securities was $5.5 million, in aggregate, as a result of an other-than-temporary impairment loss of $1.5 million recorded during the year ended December 31, 2008. The realized gain of $1.5 million was recognized as other income during the third quarter of 2009.
     Other expense of $2.6 million recognized during the third quarter of 2008 represented a reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of September 30, 2008.
Interest and Investment Income
     Interest and investment income during the third quarter of 2009 decreased $1.9 million, or 55.1%, to $1.5 million from $3.4 million during the third quarter of 2008, due to an decrease in the funds available for investment due to our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during the third quarter of 2009.

Interest Expense
     Interest expense during the third quarter of 2009 and the third quarter of 2008 was $1.1 million. Our interest expense during the third quarter of 2009 and 2008 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the New Notes. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Income Tax Expense
     Our effective tax rate for the third quarter of 2009 was 37.4%, as compared to (22.8)% for the third quarter of 2008. During the third quarter of 2008, we recorded a tax provision in spite of the pre-tax loss recognized during the third quarter of 2008 as no tax benefits were recorded related to the charge associated with the reduction in carrying value of our investment in Revance or on the in-process research and development charge related to our acquisition of LipoSonix.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Net Revenues
     The following table sets forth our net revenues for the nine months ended September 30, 2009 (the “2009 nine months”) and nine months ended September 30, 2008 (the “2008 nine months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2009 Nine	2008 Nine
	Months	Months	$ Change	% Change

Net product revenues	$385.6	$368.7	$16.9	4.6%
Net contract revenues	7.3	13.1	(5.8)	(44.3)%

Total net revenues	$392.9	$381.8	$11.1	2.9%

	2009 Nine	2008 Nine
	Months	Months	$ Change	% Change

Acne and acne-related dermatological products	$267.5	$232.8	$34.7	14.9%
Non-acne dermatological products	96.1	113.7	(17.6)	(15.5)%
Non-dermatological products (including contract revenues)	29.3	35.3	(6.0)	(17.0)%

Total net revenues	$392.9	$381.8	$11.1	2.9%

	2009 Nine	2008 Nine
	Months	Months	Change

Acne and acne-related dermatological products	68.1%	61.0%	7.1%
Non-acne dermatological products	24.5%	29.8%	(5.3)%
Non-dermatological products (including contract revenues)	7.4%	9.2%	(1.8)%

Total net revenues	100.0%	100.0%	—%

     Net revenues associated with our acne and acne-related dermatological products increased by $34.7 million, or 14.9%, during the 2009 nine months as compared to the 2008 nine months primarily as a result of increased sales of SOLODYN®. The increased sales of SOLODYN® was primarily generated by strong prescription growth, partially offset by the negative impact of units of Teva’s and Sandoz’ respective generic SOLODYN® products that were sold into the distribution channel prior to the consummation of a Settlement Agreements with us on March 18, 2009 and August 18, 2009, respectively. In addition, during the third quarter of 2009 we launched new 65mg and 115mg strengths of SOLODYN® after they were approved by the FDA. We expect net revenues of SOLODYN® will continue to be negatively affected during the remainder of 2009 as units of Teva’s and Sandoz’ respective generic SOLODYN® products are sold and prescribed through the distribution channel. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by $17.6 million, or 15.5%, during the 2009 nine months as compared to the 2008 nine months, primarily due to decreased sales of RESTYLANE®, and PERLANE® partially offset by the initial sales of DYSPORTTM, which was launched in June 2009. Beginning in the second quarter of 2009, we began recognizing revenue on our aesthetics products, including DYSPORTTM, PERLANE® and RESTYLANE®, upon the shipment from our exclusive distributor to physicians. Net revenues associated with our non-dermatological products decreased by $6.0 million, or 17.0%, during the 2009 nine months as compared to the 2008 nine months, primarily due to a decrease in contract revenues.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the 2009 nine months and 2008 nine months was approximately $17.0 million and $16.0 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the 2009 nine months and 2008 nine months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2009 Nine	2008 Nine
	Months	Months	$ Change	% Change

Gross profit	$356.8	$350.6	$6.2	1.8%
% of net revenues	90.8%	91.8%
     The increase in gross profit during the 2009 nine months, compared to the 2008 nine months, was due to the increase in our net revenues, while the decrease in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during the 2009 nine months as compared to the 2008 nine months, including the impact of the launch of DYSPORTTM during the second quarter of 2009, which has a lower gross profit margin than most of our other products, and the decrease in contract revenues.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the 2009 nine months and 2008 nine months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2009 Nine	2008 Nine
	Months	Months	$ Change	% Change

Selling, general and administrative	$214.0	$215.5	$(1.5)	(0.7)%
% of net revenues	54.5%	56.4%
Share-based compensation expense included in selling, general and administrative expense	$12.9	$12.9	$—	—%
     The $1.5 million decrease in selling, general and administrative expenses during the 2009 nine months from the 2008 nine months was attributable to approximately $6.4 million of decreased professional and consulting expenses, $4.8 million related to a lease retirement obligation recorded during the third quarter of 2008 and a net reduction of $3.1 million of other selling, general and administrative costs incurred during the 2009 nine months, partially offset by $7.1 million of increased personnel costs, primarily related to an increase in the number of employees from 578 as of September 30, 2008, to 611 as of September 30, 2009, and the effect of the annual salary increase that occurred during February 2009, and $5.7 million of increased promotion expenses, primarily due to the launch of DYSPORTTM during the second quarter of 2009. Professional and consulting expenses incurred during the 2008 nine months included costs related to the implementation of our new enterprise resource planning (ERP) system. The decrease of selling, general and administrative expenses as a percentage of net revenues during the 2009 nine months as compared to the 2008 nine months was primarily due to the $11.1 million increase in net revenues.

Research and Development Expenses
     The following table sets forth our research and development expenses for the 2009 nine months and 2008 nine months (dollar amounts in millions):

	2009 Nine	2008 Nine
	Months	Months	$ Change	% Change

Research and development	$52.8	$49.3	$3.5	7.1%
Charges included in research and development	$25.0	$25.0	$—	—%
Share-based compensation expense included in research and development	$0.7	$0.2	$0.5	250.0%
     Included in research and development expenses for the 2009 nine months was a $10.0 million up-front payment to Revance related to a product development agreement, a $10.0 million (in aggregate) of milestone payments to Impax related to a product development agreement and a $5.0 million (in aggregate) of up-front and milestone payments to Perrigo related to a product development agreement. Included in research and development expenses for the 2008 nine months was a $25.0 million milestone payment to Ipsen, upon the FDA’s acceptance of Ipsen’s BLA for DYSPORTTM, which was formerly known as RELOXIN® during clinical development. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
In-Process Research and Development Expense
     On July 1, 2008, we acquired LipoSonix, a medical device company developing non-invasive body sculpting technology. As part of the acquisition, we recorded a $30.5 million charge for acquired in-process research and development during the third quarter of 2008. No income tax benefit was recognized related to this charge.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the 2009 nine months increased $1.6 million, or 7.8%, to $22.2 million from $20.6 million during the 2008 nine months. This increase was primarily due to initial amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORTTM, which was capitalized as an intangible asset, and depreciation incurred related to our new headquarters facility.
Other (Income) Expense, net
     Other income, net, of $0.9 million recognized during the 2009 nine months primarily represented a $2.2 million gain on the sale of Medicis Pediatrics to BioMarin, which closed during June 2009 and a $1.5 million gain on the sale of certain auction rate floating securities, partially offset by a $2.9 million reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009. The $1.5 million gain on the sale of certain auction rate floating securities was the result of a transaction whereby the broker through which we purchased auction rate floating securities agreed to repurchase from us three auction rate floating securities with an aggregate par value of $7.0 million, at par. The adjusted basis of these securities was $5.5 million, in aggregate, as a result of an other-than-temporary impairment loss of $1.5 million recorded during the year ended December 31, 2008. The realized gain of $1.5 million was recognized as other income during the third quarter of 2009.
     Other expense, net, of $5.5 million recognized during the 2008 nine months represented a reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2008 and September 30, 2008.

Interest and Investment Income
     Interest and investment income during the 2009 nine months decreased $13.9 million, or 69.2%, to $6.2 million from $20.1 million during the 2008 nine months, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during the 2009 nine months.
Interest Expense
     Interest expense during the 2009 nine months decreased $2.4 million, to $3.2 million during the 2009 nine months from $5.6 million during the 2008 nine months. Our interest expense during the 2009 nine months and 2008 nine months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the New Notes. The decrease in interest expense during the 2009 nine months as compared to the 2008 nine months was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, and the fees and origination costs related to the issuance of the New Notes becoming fully amortized during the second quarter of 2008. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Income Tax Expense
     Our effective tax rate for the 2009 nine months was 48.3%, as compared to 56.8% for the 2008 nine months. The effective tax rate for the 2009 nine months reflects a $1.4 million discrete tax benefit recognized due to statute closures and a $9.0 million discrete tax expense due to the taxable gain on the sale of Medicis Pediatrics. Excluding this discrete tax benefit and this discrete tax expense (and the associated accounting gain of $2.2 million), the effective tax rate for the 2009 nine months was 39.7%. The 39.7% reflects management’s estimate of the effective tax rate expected to be applicable for the full year. Our effective tax rate for the 2008 nine months included the impact of no tax benefit being recorded on the charge associated with the reduction in carrying value of our investment in Revance or on the in-process research and development charge related to our investment in LipoSonix.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the 2009 nine months and 2008 nine months, and selected balance sheet components as of September 30, 2009 and December 31, 2008 (dollar amounts in millions):

	2009 Nine	2008 Nine
	Months	Months	$ Change	% Change

Cash provided by (used in):
Operating activities	$137.4	$40.7	$96.7	237.6%
Investing activities	28.6	195.3	(166.7)	(85.4)%
Financing activities	1.2	(285.0)	286.2	(100.4)%

	Sept. 30, 2009	Dec. 31, 2008	$ Change	% Change

Cash, cash equivalents, and short-term investments	$496.8	$343.9	$152.9	44.5%
Working capital	393.1	307.6	85.5	27.8%
Long-term investments	28.2	55.3	(27.1)	(49.0)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%
Working Capital
     Working capital as of September 30, 2009 and December 31, 2008, consisted of the following (dollar amounts in millions):

	Sept. 30, 2009	Dec. 31, 2008	$ Change	% Change

Cash, cash equivalents, and short-term investments	$496.8	$343.9	$152.9	44.5%
Accounts receivable, net	60.3	52.6	7.7	14.6%
Inventories, net	26.6	24.2	2.4	9.9%
Deferred tax assets, net	62.5	53.2	9.3	17.5%
Other current assets	21.7	19.6	2.1	10.7%

Total current assets	667.9	493.5	174.4	35.3%

Accounts payable	43.3	39.0	4.3	11.0%
Reserve for sales returns	53.4	59.6	(6.2)	(10.4)%
Income taxes payable	11.2	—	11.2	100.0%
Other current liabilities	166.9	87.3	79.6	91.2%

Total current liabilities	274.8	185.9	88.9	47.8%

Working capital	$393.1	$307.6	$85.5	27.8%

     We had cash, cash equivalents and short-term investments of $496.8 million and working capital of $393.1 million at September 30, 2009, as compared to $343.9 million and $307.6 million, respectively, at December 31, 2008. The increases were primarily due to the generation of $137.4 million of operating cash flow during the 2009 nine months.

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
     On July 1, 2008, we acquired LipoSonix, an independent, privately-held company with a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix, now known as Medicis Technologies Corporation, is a medical device company developing non-invasive body sculpting technology. Its first product, the LipoSonix system, is currently marketed and sold through distributors in Europe and Canada. On June 15, 2009, Medicis Aesthetics Canada, Ltd. announced that Health Canada had issued a Medical Device License authorizing the sale of the LipoSonix System Model 1 in Canada. In the United States, the LipoSonix system is an investigational device and is not currently cleared or approved for sale. Under terms of the transaction, we paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, we will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LipoSonix system and if various commercial milestones are achieved on a worldwide basis.
     As of December 31, 2008, our short-term investments included $38.2 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. On April 9, 2009, the FASB released FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption, FSP FAS 115-2, which is now part of ASC 320, Investments — Debt and Equity Securities, requires that entities should report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date from retained earnings to other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. We adopted FSP FAS 115-2 during the three months ended June 30, 2009, and accordingly, we reclassified $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to our auction rate floating securities from retained earnings to other comprehensive income in our condensed consolidated balance sheets during the three months ended June 30, 2009.

Operating Activities
     Net cash provided by operating activities during the 2009 nine months was approximately $137.4 million, compared to cash provided by operating activities of approximately $40.7 million during the 2008 nine months. The following is a summary of the primary components of cash provided by operating activities during the 2009 nine months and 2008 nine months (in millions):

	2009 Nine	2008 Nine
	Months	Months

Payment made to Revance related to development agreement	$(10.0)	$—
Payments made to IMPAX related to development agreement	(10.0)	—
Payments made to Perrigo related to development agreement	(5.0)	—
Payment made to Ipsen related to development of DYSPORTTM	—	(25.0)
Income taxes paid	(23.9)	(67.1)
Other cash provided by operating activities	186.3	132.8

Cash provided by operating activities	$137.4	$40.7

     Other cash flows provided by operating activities increased from $132.8 million during the 2008 nine months to $186.3 million during the 2009 nine months, primarily due to an increase in other current liabilities, primarily related to increases in consumer rebate and Medicaid and managed care rebate liabilities. The change in other current liabilities during the 2008 nine months was operating cash provided of $13.3 million, as compared to operating cash provided of $75.0 million during the 2009 nine months.
Investing Activities
     Net cash provided by investing activities during the 2009 nine months was approximately $28.6 million, compared to net cash provided by investing activities during the 2008 nine months of $195.3 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective quarters. During the 2009 nine months, we paid $75.0 million to Ipsen upon the FDA’s approval of DYSPORTTM, and we received $70.3 million upon the sale of Medicis Pediatrics to BioMarin, which closed in June 2009. During the 2008 nine months, we paid $149.8 million for the acquisition of LipoSonix, net of cash acquired.
Financing Activities
     Net cash provided by financing activities during the 2009 nine months was $1.2 million, compared to net cash used in financing activities of $285.0 million during the 2008 nine months. Cash used during the 2008 nine months included the repurchase of $283.7 million of New Notes during June 2008. Proceeds from the exercise of stock options were $8.0 million during the 2009 nine months compared to $4.8 million during the 2008 nine months. Dividends paid during the 2009 nine months were $7.0 million, and dividends paid during the 2008 nine months were $6.3 million.
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

     Except for the New Notes and Old Notes, we had only $10.4 million of long-term liabilities at September 30, 2009, and we had $274.8 million of current liabilities at September 30, 2009. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
     In connection with occupancy of the new headquarter office during 2008, we ceased use of the prior headquarter office, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. Under ASC 420, Exit or Disposal Cost Obligations (formerly SFAS 146), a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. We recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008 consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses in our condensed consolidated statements of operations. We have not recorded any other costs related to the lease for the prior headquarters.
     As of September 30, 2009, approximately $2.6 million of lease exit costs remain accrued and are expected to be paid by December 2010 of which 2.1 million is classified in other current liabilities and $0.5 million is classified in other liabilities. Although we no longer use the facilities, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, we concluded it was probable we would be unable to reasonably obtain sublease rentals for the prior headquarters and therefore we would not be subleased for the remaining lease term. We will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
     The following is a summary of the activity in the liability for lease exit costs for the nine months ended September 30, 2009:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2008	to Expense	Made	from Sublease	Sept. 30, 2009

Lease exit costs liability	$3,996,102	$171,665	$(1,609,443)	$—	$2,558,324
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $44.2 million on our common stock. In addition, on September 16, 2009, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on October 30, 2009, to our stockholders of record at the close of business on October 1, 2009. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
     We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $29.5 million at September 30, 2009. These securities were included in long-term investments at September 30, 2009. We also utilize unobservable (Level 3) inputs to value our investments in Revance and Hyperion. Our investment in Revance was $0 at March 31, 2009, June 30, 2009 and September 30, 2009.
     Our auction rate floating securities are classified as available for sale securities and are reflected at fair value. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under ASC 820, Fair Value Measurements and Disclosure (formerly SFAS No 157). However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008, and we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. Our estimate of fair value of our auction-rate floating securities was based on market information and estimates determined by our management, which could change in the future based on market conditions. In accordance with a new accounting standard which is now part of ASC 320, Investments — Debt and Equity Securities, during the three months ended June 30, 2009, we reclassified $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to our auction rate floating securities from retained earnings to other comprehensive income in our condensed consolidated balance sheets during the three months ended June 30, 2009.
     In November 2008, we entered into a settlement agreement with the broker through which we purchased auction rate floating securities. The settlement agreement provides us with the right to put an auction rate floating security currently held by us back to the broker beginning on June 30, 2010. At March 31, 2009 and December 31, 2008, we held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. We elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities), and adjusted the put option to fair value. We reclassified this auction rate floating security from available-for-sale to trading securities as of December 31, 2008, and future changes in fair value related to this investment and the related put right will be recorded in earnings.
     On July 14, 2009, the broker through which we purchased auction rate floating securities agreed to repurchase from us three auction rate floating securities with an aggregate par value of $7.0 million, at par. The adjusted basis of these securities was $5.5 million, in aggregate, as a result of an other-than-temporary impairment loss of $1.5 million recorded during the year ended December 31, 2008. The realized gain of $1.5 million was recognized in other (income) expense during the three months ended September 30, 2009.
Off-Balance Sheet Arrangements
     As of September 30, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2008. There were no new significant accounting estimates in the third quarter of 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2008, other than beginning in the second quarter of 2009, we began recognizing revenue on our aesthetics products, including DYSPORTTM, PERLANE® and RESTYLANE®, upon the shipment from our exclusive distributor to physicians.
Recent Accounting Pronouncements
     In April 2009, the FASB issued new guidance that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new guidance on April 1, 2009, and it did not have a material impact on our consolidated results of operations and financial condition.
     In April 2009, the FASB issued new guidance related to the disclosure about the fair value of a reporting entity’s financial instruments whenever it issues summarized financial information for interim reporting periods. The new guidance, which is now part of ASC 825, Financial Instruments, is effective for financial statements issued for interim reporting periods ending after June 15, 2009. We adopted the new guidance on April 1, 2009, and it did not have a material impact on our consolidated results of operations and financial condition.
     In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, New Consolidation Guidance for Variable Interest Entities (VIE), which amends FIN 46 (R), Consolidation of Variable Interest Entities, has not yet been adopted into the Codification. The revised guidance addresses the elimination of the concept of a qualifying special purpose entity and replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the revised guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The revised guidance is effective for annual reporting periods beginning after November 30, 2009. We are currently assessing what impact, if any, that the revised guidance will have on our results of operations and financial condition.
     In October 2009, the FASB approved for issuance Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently assessing what impact, if any, that the updated guidance will have on its results of operations and financial condition.
Forward Looking Statements
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:

•	competitive developments affecting our products, such as the recent FDA approvals of Evolence®, Prevelle® Silk, Radiesse®, Sculptra®, Hydrelle™, Juvéderm™ Ultra and Juvéderm™ Ultra Plus, competitors to RESTYLANE® and PERLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS and LOPROX® Cream and LOPROX® Gel products, and potential generic forms of our LOPROX® Shampoo, TRIAZ®, PLEXION®, SOLODYN® or VANOS® products;

•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;

•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;

•	the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products;

•	changes in our product mix;

•	the anticipated size of the markets and demand for our products;

•	changes in prescription levels;

•	the impact of acquisitions, divestitures and other significant corporate transactions, including our acquisition of LipoSonix;

•	the effect of economic changes generally and in hurricane-effected areas;

•	manufacturing or supply interruptions;

•	importation of other dermal filler or botulinum toxin products, including the unauthorized distribution of products approved in countries neighboring the U.S.;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons, including prescription levels;

•	the ability to successfully market both new products, including DYSPORTTM, and existing products;

•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;

•	the availability of product supply or changes in the cost of raw materials;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment;

•	inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;

•	possible introduction of generic versions of our products, including SOLODYN®;

•	possible federal and/or state legislation or regulatory action affecting, among other things, the Company’s ability to enter into agreements with companies introducing generic versions of the Company’s products as well as pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals;

•	the inability to obtain required regulatory approvals for any of our pipeline products;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;

•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products, and our ability to accurately forecast our financial performance as a result;

•	failure to comply with our corporate integrity agreement, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and

•	the inability to successfully integrate newly-acquired entities, such as LipoSonix.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2009, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     During the three months ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     The information set forth under Note 18 in our accompanying condensed consolidated financial statements, included in Part I, Item I of this Report, is incorporated herein by reference.
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
     Other than the additional risks set forth below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
We may not realize all of the anticipated benefits of our acquisition of LipoSonix.
     Our ability to realize the anticipated benefits of our acquisition of LipoSonix could be affected by a number of factors, including:
•	our ability to attain regulatory approvals, both in the United States and worldwide, and the timing of such approvals;

•	our compliance with existing and future legal and regulatory requirements, both in the United States and worldwide;

•	the efficacy of the LipoSonix system;

•	market acceptance of the LipoSonix system;

•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of the LipoSonix system;

•	the costs associated with investment in new infrastructure to support worldwide operations;

•	the strength of our intellectual property portfolio related to the LipoSonix system;

•	the ability of other companies to design around the proprietary technology in the LipoSonix system;

•	the anticipated pricing, margins, size of the markets and demand related to the LipoSonix system;

•	the challenges associated with using distributors or finding new distributors for marketing and sales of the LipoSonix system;

•	the possibility of adverse patient events pertaining to the LipoSonix system;

•	risks inherent to operations outside of the United States, including foreign currency exchange rate fluctuations;

•	our ability to integrate the operations of LipoSonix with our operations;

•	our ability to retain key personnel of LipoSonix; and

•	our ability to effectively compete in the liposuction marketplace.

Item 6. Exhibits

Exhibit 10.1+	Settlement Agreement and Mutual Releases, dated August 18, 2009 between the Company and Sandoz Inc.

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: November 9, 2009	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)