Form 10-K
period 2009-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2010-03-01
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-14471
MEDICIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1574808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 N. Dobson Road, Scottsdale, Arizona	85256-2740

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (602)808-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A common stock, $0.014 par value	New York Stock Exchange
Preference Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting stock held on June 30, 2009 by non-affiliates of the registrant was $932,202,872 based on the closing price of $16.32 per share as reported on the New York Stock Exchange on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of ten percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of February 23, 2010, there were 59,886,025 outstanding shares of Class A common stock, including 1,888,950 shares of unvested restricted stock awards.
Documents incorporated by reference:
Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1. Business
The Company
     Medicis Pharmaceutical Corporation (“Medicis,” the “Company,” or as used in the context of “we,” “us” or “our”), together with our wholly owned subsidiaries, is a leading independent specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the United States (“U.S.”) of products for the treatment of dermatological and aesthetic conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions and began commercial efforts in Europe with our acquisition of LipoSonix, Inc. (“LipoSonix”) in July 2008.
     We believe that the U.S. market for dermatological pharmaceutical sales exceeds $6 billion annually. According to the American Society for Aesthetic Plastic Surgery (“ASAPS”), a national not-for-profit organization for education and research in cosmetic plastic surgery, over 10.2 million cosmetic surgical and non-surgical procedures were performed in the U.S. during 2008, including approximately 8.5 million non-surgical cosmetic procedures. LipoSonix, now known as Medicis Technologies Corporation, is a medical device company developing non-invasive body sculpting technology. In the U.S., the LIPOSONIXTM system is an investigational device and is currently not cleared or approved for sale. We believe the U.S. non-invasive fat ablation market could be several hundred million dollars annually.
     We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate high integrity relationships of trust and confidence with the foremost dermatologists and the leading plastic surgeons in the U.S.
     We offer a broad range of products addressing various conditions or aesthetic improvements, including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). We currently offer 17 branded products. Our primary brands are DYSPORTTM (abobotulinumtoxinA) 300 Units for Injection, the LIPOSONIXTM system, PERLANE® Injectible Gel, RESTYLANE® Injectible Gel, SOLODYN® (minocycline HCl, USP) Extended Release Tablets, TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Cleansers, Gels and Pads, and 3% and 6% Foaming Cloths, VANOS® (fluocinonide) Cream 0.1%, and ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Many of our primary brands currently enjoy branded market leadership in the segments in which they compete. Because of the significance of these brands to our business, we concentrate our sales and marketing efforts in promoting them to physicians in our target markets. We also sell a number of other products that we consider less critical to our business.
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, non-invasive body sculpting technology and contract revenue. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements. The following table sets forth the percentage of net revenues for each of our product categories for 2009, 2008 and 2007:

Product Category	2009	2008	2007

Acne and acne-related dermatological products	69.7%	62.8%	53.2%

Non-acne dermatological products	23.4%	28.6%	37.8%

Non-dermatological products (including contract revenues)	6.9%	8.6%	9.0%
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
     Currently, except for the LIPOSONIXTM technology, we outsource all of our product manufacturing needs. The underlying cost to us for manufacturing our products is established in our agreements with outside manufacturers. Because of the short-term nature of these agreements, our expenses for manufacturing are not fixed and could change from contract to contract.
Our Products
     We currently market 17 branded products. Our sales and marketing efforts are currently focused on our primary brands. The following chart details certain important features of our primary brands:

Brand	Treatment	U.S. Market Impact
DYSPORTTM	Temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age	Launched in June 2009 following U.S. Food and Drug Administration (“FDA”) approval on April 29, 2009

LIPOSONIXTM	Uses high intensity focused ultrasound to permanently destroy targeted fat just beneath the skin (subcutaneous adipose tissue) in the treatment of the anterior abdomen as a non-invasive, nonsurgical approach to aesthetic body sculpting	Acquired with the acquisition of LipoSonix in July 2008; cleared for sale and use in European Union in 2008 and Canada in 2009; not currently approved or cleared for sale in the U.S; anticipated filing for FDA approval for sale and use in U.S. in 2010

PERLANE®	Implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds	Launched in May 2007 following FDA approval on May 2, 2007; PERLANE-LTM was approved by the FDA on January 29, 2010

RESTYLANE®	Implantation into the mid to deep dermis for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds	The first hyaluronic acid dermal filler approved in the U.S., and the #1-selling and most-studied dermal filler in the world; launched in January 2004 following FDA approval on December 12, 2003; RESTYLANE-LTM was approved by the FDA on January 29, 2010

SOLODYN®	Once daily dosage for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older	The #1 dermatology product by dollars in the U.S.; launched in July 2006 following FDA approval on May 8, 2006

TRIAZ® VANOS®	Topical treatment of acne vulgaris

	Super-high potency topical corticosteroid for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses (e.g. psoriasis) in patients 12 years of age or older	The #1 single-agent branded benzoyl peroxide product in the market; launched during fiscal 1996 Launched in April 2005 following FDA approval on February 11, 2005

ZIANA®	Once daily topical treatment of acne vulgaris in patients 12 years of age and older	First commercial sales to wholesalers in December 2006 and launched in January 2007 following FDA approval on November 7, 2006

Facial Aesthetic Products
     Our principal branded facial aesthetic products are described below:
     DYSPORTTM, an injectable botulinum toxin type A formulation, is an acetylcholine release inhibitor and a neuromuscular blocking agent. We market DYSPORTTM in the U.S. for the aesthetic indication of temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. DYSPORTTM was approved by the FDA on April 29, 2009 and launched by us in June 2009. We acquired the rights to the aesthetic use of DYSPORTTM in the U.S., Canada and Japan from Ipsen, S.A. (“Ipsen”) in March 2006. According to the ASAPS, injections of botulinum toxin type A have been the number one nonsurgical cosmetic procedure for the past five years, with over 2.4 million total procedures in 2008 alone. The U.S. aesthetic market for botulinum toxin type A is estimated to be approximately $300 million to $400 million annually.
     RESTYLANE®, RESTYLANE-LTM, PERLANE®, PERLANE-LTM, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM are injectable, transparent, stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. Their unique particle-based gel formulations offer structural support and lift when implanted into the skin. On a worldwide basis, more than ten million treatments of RESTYLANE®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM have been successfully performed in more than 70 countries since market introduction in 1996. In the U.S., the FDA regulates these products as medical devices. We began offering RESTYLANE® and PERLANE® in the U.S. on January 6, 2004 and May 21, 2007, respectively, following FDA approvals on December 12, 2003 and May 2, 2007, respectively. RESTYLANE® is the world’s #1-selling and most-studied dermal filler, and is the first and only hyaluronic acid dermal filler whose FDA-approved label includes duration data up to 18 months with one follow-up treatment. On January 29, 2010, the FDA approved RESTYLANE-LTM and PERLANE-LTM, which include the addition of 0.3% lidocaine. We expect to begin shipping RESTYLANE-LTM and PERLANE-LTM during the first quarter of 2010. We offer RESTYLANE®, PERLANE®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM in Canada. RESTYLANE FINE LINES TM and RESTYLANE SUBQTM are not approved by the FDA for use in the U.S. We acquired the exclusive U.S. and Canadian rights to these facial aesthetic products from Q-Med AB, a Swedish biotechnology and medical device company and its affiliates (collectively “Q-Med”) through license agreements in March 2003.
Non-Invasive Body Sculpting Technology
     The LIPOSONIXTM system uses high intensity focused ultrasound (“HIFU”) energy to permanently destroy targeted fat just beneath the skin (subcutaneous adipose tissue) in the treatment area of the anterior abdomen as a non-invasive, nonsurgical approach to aesthetic body contouring. The LIPOSONIXTM treatment is not a replacement for liposuction or designed for weight loss or large scale fat reduction, to treat obesity or to tighten loose skin. The LIPOSONIXTM system is cleared for sale and use in Canada and the European Union. It is not approved or cleared for sale in the U.S. We anticipate filing for FDA review of the LIPOSONIXTM system during the first quarter of 2010.
Prescription Pharmaceuticals
     Our principal branded prescription pharmaceutical products are described below:
     SOLODYN®, launched to dermatologists in July 2006 after approval by the FDA on May 8, 2006, is the only branded oral minocycline approved for once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age or older. SOLODYN® is the first and only extended release minocycline with five FDA-approved dosing strengths. SOLODYN® is available by prescription in 45mg, 65mg, 90mg, 115mg and 135mg extended release tablet dosages. The 65mg and 115mg dosages were approved by the FDA in July 2009. SOLODYN® is lipid soluble, and distributes in the skin and sebum. SOLODYN® is not bioequivalent to any immediate release minocycline products, and is in no way interchangeable with any immediate release forms of minocycline. SOLODYN® has three issued patents (see also Item 1A. Risk Factors). U.S. patent No. 5,908,838 (the “’838 Patent”), which expires in 2018, relates to the use of the SOLODYN® unique dissolution rate. We believe all forms of SOLODYN® currently approved for use are covered by one or more claims of the ’838 Patent. The FDA listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalents (“the Orange Book”) for SOLODYN® in December 2008. U.S. Patent No. 7,541,347, which expires in 2027, relates to the use of the 90mg controlled-release oral dosage form of minocycline to treat acne. U.S. Patent No. 7,544,373, which expires in 2027, relates to the composition of the 90mg dosage form. The

FDA listed these two patents in the Orange Book for SOLODYN® in June 2009. Multiple patent applications directed to key dosing, labeling and formulation aspects of SOLODYN®, as well as an ongoing reexamination of the ’838 Patent by the U.S. Patent and Trademark Office (“USPTO”) are pending (see also Item 1A. Risk Factors).
     TRIAZ® is a topical therapy prescribed for the treatment of numerous forms and varying degrees of acne. TRIAZ® products are manufactured using the active ingredient benzoyl peroxide in a patented vehicle containing glycolic acid and zinc lactate. Studies conducted by third parties have shown that benzoyl peroxide is the most efficacious agent available for eradicating the bacteria that cause acne with no reported resistance. We introduced the TRIAZ® brand in fiscal 1996. In July 2003, we launched TRIAZ® Pads, the first benzoyl peroxide pad available in the U.S. indicated for the topical treatment of acne vulgaris, and in March 2009 we launched TRIAZ® Foaming Cloths. TRIAZ® is protected by a U.S. patent that expires in 2015.
     VANOS® Cream, launched to dermatologists in April 2005 after approval by the FDA on February 11, 2005, is a super-high potency (Class I) topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses (e.g. psoriasis) in patients 12 years of age or older. The active ingredient in VANOS® is fluocinonide 0.1%, and is the only fluocinonide available in the Class I category of topical corticosteroids. Two double-blind clinical studies have demonstrated the efficacy, safety and tolerability of VANOS®. Its base was formulated to have the cosmetic elegance of a cream, yet behave like an ointment on the skin. In addition, physicians have the flexibility of prescribing VANOS® either for once or twice daily application. VANOS® Cream is available by prescription in 30 gram, 60 gram and 120 gram tubes. VANOS® Cream is protected by one U.S. patent that expires in 2021 and two U.S. patents that expire in 2024.
     ZIANA® Gel, which contains clindamycin phosphate 1.2% and tretinoin 0.025%, was approved by the FDA on November 7, 2006. Initial shipments of ZIANA® to wholesalers began in December 2006, with formal promotional launch to dermatologists occurring in January 2007. ZIANA® is the first and only combination of clindamycin and tretinoin approved for once daily use for the topical treatment of acne vulgaris in patients 12 years and older. ZIANA® is also the first and only approved acne product to combine an antibiotic and a retinoid. ZIANA® is available by prescription in 30 gram and 60 gram tubes. ZIANA® is protected by two U.S. patents for both composition of matter on the aqueous-based vehicle and method that expire in 2015 and 2020. Each of these patents cover aspects of the unique vehicle which are used to deliver the active ingredients in ZIANA®.
Sale of Medicis Pediatrics
     On June 10, 2009, we, Medicis Pediatrics, Inc. (“Medicis Pediatrics,” formerly known as Ascent Pediatrics, Inc.), a wholly-owned subsidiary of Medicis, and BioMarin Pharmaceutical Inc. (“BioMarin”) entered into an amendment to the Securities Purchase Agreement (the “BioMarin Securities Purchase Agreement”), dated as of May 18, 2004 and amended on January 12, 2005, by and among Medicis Pediatrics, BioMarin, BioMarin Pediatrics Inc., a wholly-owned subsidiary of BioMarin that previously merged into BioMarin and us. The amendment was effected to accelerate the closing of BioMarin’s option under the BioMarin Securities Purchase Agreement to purchase from us all of the issued and outstanding capital stock of Medicis Pediatrics (the “Option”), which was previously expected to close in August 2009. In accordance with the amendment, the parties consummated the closing of the Option on June 10, 2009 (the “BioMarin Option Closing”). The aggregate cash consideration paid to us in conjunction with the BioMarin Option Closing was approximately $70.3 million and the purchase was completed substantially in accordance with the previously disclosed terms of the BioMarin Securities Purchase Agreement.
Research and Development
     We have historically developed and obtained rights to pharmaceutical agents in various stages of development. Currently, we have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our product development strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. As a result of our increasing financial strength, we have begun adding long-term projects to our development pipeline. Historically, we have supplemented our research and development efforts by entering into research and development and license agreements with other pharmaceutical and biotechnology companies for the development of new products and the enhancement of existing products.

     We incurred total research and development costs for all of our sponsored and unreimbursed co-sponsored pharmaceutical projects for 2009, 2008 and 2007, of $71.8 million, $99.9 million and $39.4 million, respectively. Research and development costs for 2009 include $12.0 million, in aggregate, of milestone payments made to IMPAX Laboratories, Inc. (“IMPAX”) related to our joint development agreement with IMPAX, $10.0 million paid to Revance Therapeutics, Inc. (“Revance”) related to a license agreement with Revance, $5.3 million paid to Glenmark Generics Ltd. and Glenmark Generics Inc., USA (collectively, “Glenmark”) related to a license and settlement agreement with Glenmark and $5.0 million paid to Perrigo Israel Pharmaceutical Ltd. and Perrigo Company (collectively “Perrigo”) related to a joint development agreement with Perrigo. Research and development costs for 2008 include a $40.0 million payment to IMPAX related to our joint development agreement with IMPAX and a $25.0 million payment to Ipsen upon the FDA’s May 2008 acceptance of filing of Ipsen’s Biologics License Application (“BLA”) for DYSPORTTM. Research and development costs for 2007 include $8.0 million related to our option to acquire Revance or to license Revance’s product currently under development.
     On November 14, 2009, we entered into an Asset Purchase and Development Agreement with Glenmark. In connection with the Asset Purchase and Development Agreement, we purchased from Glenmark the North American rights of a dermatology product currently under development, including the underlying technology and regulatory filings. In accordance with terms of the agreement, we made a $5.0 million payment to Glenmark upon closing of the transaction, and will make additional payments to Glenmark of up to $7.0 million upon the achievement of certain development and regulatory milestones. We will make royalty payments to Glenmark on sales of the product. The initial $5.0 million payment was recognized as research and development expense during the three months ended December 31, 2009.
     On November 26, 2008, we entered into a joint development agreement with IMPAX whereby we and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, we made an initial payment of $40.0 million upon execution of the agreement. During the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, we paid IMPAX $5.0 million, $5.0 million and $2.0 million, respectively, upon the achievement of three separate clinical milestones, in accordance with terms of the agreement. In addition, we are required to pay up to $11.0 million upon successful completion of certain other clinical and commercial milestones. We will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by us upon approval by the FDA. We will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA. The $40.0 million payment was recognized as a charge to research and development expense during the three months ended December 31, 2008, and the three separate $5.0 million, $5.0 million and $2.0 million clinical milestone achievement payments were recognized as a charge to research and development expense during the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, respectively.
     On April 8, 2009, we entered into a Joint Development Agreement with Perrigo whereby we will collaborate with Perrigo to develop a novel proprietary product for which we will have the sole right to commercialize. If and when a New Drug Application (“NDA”) for a novel proprietary product is submitted to the FDA, we and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to us all of our novel proprietary product requirements in the U.S. We made an up-front $3.0 million payment to Perrigo upon execution of the agreement. During the three months ended September 30, 2009, a development milestone was achieved, and we made a $2.0 million payment to Perrigo pursuant to the agreement. We will make additional payments to Perrigo of up to $3.0 million upon the achievement of other certain development and regulatory milestones. We will pay to Perrigo royalty payments on sales of the novel proprietary product. The $3.0 million up-front payment and the $2.0 million development milestone payment was recognized as research and development expense during the three months ended June 30, 2009 and September 30, 2009, respectively.
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen, whereby Ipsen granted us the rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the U.S., Canada and Japan for aesthetic use by healthcare professionals. During the development of the product, the proposed name of the product for aesthetic use was RELOXIN®. In May 2008, the FDA accepted the filing of Ipsen’s BLA for RELOXIN®, and in accordance with the agreement, we paid Ipsen $25.0 million during the three months ended June 30, 2008. In December 2008, we paid Ipsen $1.5 million upon the achievement of an additional regulatory milestone. The $25.0 million payment was recognized as a charge to research and development expense during the three months ended June 30, 2008, and the $1.5 million payment was recognized as a charge to research and development expense during the three months ended December 31, 2008. On April 29, 2009, the FDA approved the BLA for Ipsen’s botulinum toxin type A product, DYSPORTTM. The approval includes two separate indications, the treatment of cervical dystonia in adults to reduce the severity of abnormal head position and neck pain, and the temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. RELOXIN®, which was the proposed U.S. name for Ipsen’s botulinum toxin product for aesthetic use, is now marketed under the name of DYSPORTTM. Ipsen markets DYSPORTTM in the U.S. for the therapeutic indication (cervical dystonia), while Medicis began marketing DYSPORTTM in the U.S. in June 2009 for the aesthetic indication (glabellar lines). In accordance with the agreement, we paid Ipsen $75.0 million during the three months ended June 30, 2009, as a result of the approval by the FDA. The $75.0 million payment was capitalized into intangible assets in our consolidated balance sheet. Ipsen will manufacture and provide the product to us for the term of the agreement, which extends to December 2036. Ipsen will receive a royalty based on sales and a supply price, as defined under the agreement. Under the terms of the agreement, we are responsible for all remaining research and development costs associated with obtaining the product’s approval in Canada and Japan. We will be required to pay Ipsen an additional $2.0 million upon regulatory approval of the product in Japan.
     On December 11, 2007, we entered into a strategic collaboration with Revance whereby we made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon our exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the U.S. In consideration for our $20.0 million payment, we received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million was expected to be used by Revance primarily for the development of the new product. Approximately $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in our consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and was recognized as a charge to research and development expense during the three months ended December 31, 2007.
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
     On July 28, 2009, we entered into a license agreement with Revance granting us worldwide aesthetic and dermatological rights to Revance’s novel, investigational, injectable botulinum toxin type A product, referred to as “RT002”, currently in pre-clinical studies. The objective of the RT002 program is the development of a next-generation neurotoxin with favorable duration of effect and safety profiles. Under the terms of the agreement, we paid Revance $10.0 million upon closing of the agreement, and will pay additional potential milestone payments totaling approximately $94 million upon successful completion of certain clinical, regulatory and commercial milestones, and a royalty based on sales and supply price, the total of which is equivalent to a double-digit percentage of net sales. The initial $10.0 million payment was recognized as research and development expense during the three months ended September 30, 2009.
Sales and Marketing
     Our combined dedicated sales force, consisting of 243 employees as of December 31, 2009, focuses on high patient volume dermatologists and plastic surgeons. Since a relatively small number of physicians are responsible for writing a majority of dermatological prescriptions and performing facial aesthetic procedures, we believe that the size of our sales force is appropriate to reach our target physicians. Our therapeutic dermatology sales forces consist of

119 employees who regularly call on approximately 9,000 dermatologists. Our facial aesthetic sales force consists of 124 employees who regularly call on leading plastic surgeons, facial plastic surgeons, dermatologists and dermatologic surgeons. We also have eight national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations.
     Our strategy is to cultivate relationships of trust and confidence with the high prescribing dermatologists and the leading plastic surgeons in the U.S. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, educational conferences and informational websites. We also promote our facial aesthetic products through television and radio advertising.
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
Customers
     Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”) and other major drug chains. During 2009, 2008 and 2007, these customers accounted for the following portions of our net revenues:

	2009	2008	2007

McKesson	40.8%	45.8%	52.2%
Cardinal	37.1%	21.2%	16.9%
     McKesson is the sole distributor of our RESTYLANE® and PERLANE® products and DYSPORTTM in the U.S.
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
     The trend toward managed healthcare in the U.S. and the growth of managed care organizations could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians.

     Some of our products, such as our facial aesthetics products DYSPORTTM, RESTYLANE® and PERLANE®, are not of a type generally eligible for reimbursement. It is possible that products manufactured by others could address the same effects as our products and be subject to reimbursement. If this were the case, some of our products may be unable to compete on a price basis. In addition, decisions by state regulatory agencies, including state pharmacy boards, and/or retail pharmacies may require substitution of generic for branded products, may prefer competitors’ products over our own, and may impair our pricing and thereby constrain our market share and growth.
Seasonality
     Our business, taken as a whole, is not materially affected by seasonal factors. We schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost.
Manufacturing
     We currently, except for the LIPOSONIXTM technology, outsource all of our manufacturing needs, and we are required by the FDA to contract only with manufacturers who comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. Typically our manufacturing contracts are short term. We review our manufacturing arrangements on a regular basis and assess the viability of alternative manufacturers and suppliers of raw materials if our current manufacturers are unable to fulfill our needs. If any of our manufacturing partners are unable to perform their obligations under our manufacturing agreements or if any of our manufacturing agreements are terminated, we may experience a disruption in the manufacturing of the applicable product that would adversely affect our results of operations. In some cases, the sources of our raw materials are outside of the U.S., and as such we cannot always guarantee that the political and industry climate in these countries will always be stable and provide a surety of supply. We also work though U.S. agents for the supply of active pharmaceutical ingredients brought into the U.S. and in some cases are only able to purchase on a purchase order basis.
     Under several exclusive supply agreements, with certain exceptions, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA’s regulations, including the cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility, the qualification of a new supply source and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance to assist in covering the loss of income for products where we do not have a secondary manufacturer, which may reduce the harm to us from the interruption of the manufacturing of our largest-selling products caused by certain events, the loss of a manufacturer could still cause a significant reduction in our sales, margins and market share, as well as harm our overall business and financial results.
     We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source and others may become available from only one source. We try to maintain inventory levels at various in-process stages (e.g., raw material inventory and finished product inventory) that are no greater than necessary to meet our current projections, which could have the effect of exacerbating supply problems. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products and prevent us from increasing raw material and finished product inventory levels to mitigate supply risks as a temporary solution. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues. In addition, any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products, which would adversely affect our financial condition and results of operations.
     Our TRIAZ®, VANOS® and ZIANA® branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that automatically renews on an annual basis, unless terminated by either party. We are also in the process of evaluating alternative manufacturing facilities and raw material suppliers for some of these products.
     Our RESTYLANE® and PERLANE® branded products in the U.S. and Canada are manufactured by Q-Med pursuant to a long-term supply agreement that expires no earlier than 2014.
     Our DYSPORTTM branded product is manufactured by Ipsen pursuant to a long-term supply agreement that expires in 2036.
     Our SOLODYN® branded product is manufactured by Wellspring Pharmaceutical and AAIPharma pursuant to long-term supply agreements that expire in 2011 and 2012, respectively, unless extended by mutual agreement. We are also in the process of evaluating an alternative manufacturing facility for future SOLODYN® production.
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
License and Royalty Agreements
     Pursuant to license agreements with third parties, we have acquired rights to manufacture, use or market certain of our existing products, as well as many of our development products and technologies. Such agreements typically contain provisions requiring us to use our best efforts or otherwise exercise diligence in pursuing market development for such products in order to maintain the rights granted under the agreements and may be canceled upon our failure to perform our payment or other obligations. In addition, we have licensed certain rights to manufacture, use and sell certain of our technologies outside the U.S. and Canada to various licensees.
Trademarks, Patents and Proprietary Rights
     We believe that trademark protection is an important part of establishing product and brand recognition. We own a number of registered trademarks and trademark applications. U.S. federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce.
     We have obtained and licensed a number of patents covering key aspects of our products, including a U.S. patent expiring in October of 2015 covering various formulations of TRIAZ®, a U.S. patent expiring in December 2017 covering RESTYLANE®, a U.S. patent expiring in February 2018 covering SOLODYN® Tablets, two U.S. patents expiring in February 2015 and August 2020 covering ZIANA® Gel, one U.S. patent expiring in December 2021 and two U.S. patents expiring in January 2024 covering VANOS® Cream, a U.S. patent expiring in December 2024 covering LIPOSONIXTM technology and two U.S. patents expiring in 2027 covering 90mg SOLODYN® Tablets. We have patent applications pending relating to SOLODYN® Tablets and LOPROX® Shampoo. We are also pursuing several other U.S. and foreign patent applications. We hold additional LIPOSONIXTM patents, and have numerous LIPOSONIXTM patent applications pending in the U.S. and in other countries.
     We rely and expect to continue to rely upon unpatented proprietary know-how and technological innovation in the development and manufacture of many of our principal products. Our policy is to require all our employees, consultants and advisors to enter into confidentiality agreements with us, and we employ other security measures to protect our trade secrets and other confidential information. Our success with our products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection. Our patents are obtained after examination by the USPTO and are presumed valid. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. As a result, if our patent applications are not approved or, even if approved, patents arising from such patent applications are circumvented or not upheld in a legal proceeding, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.
     Third parties may challenge and seek to invalidate, limit or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, be costly and can preclude or delay the commercialization of products or result in the genericization of markets for our products. For example, on December 28, 2009, we filed suit against Barr Laboratories, Inc. (“Barr”) and its parent company, Teva Pharmaceuticals USA Inc (together, “Barr/Teva”), in the United States District Court for the District of Maryland seeking an adjudication that Barr/Teva has infringed one or more claims of the ’838 Patent by submitting to the FDA a supplement to its earlier Abbreviated New Drug Application (“ANDA”) for generic versions of 65mg and 115mg strength SOLODYN®, and on November 17, 2009 we filed suit against Lupin Ltd. (“Lupin”) in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting to the FDA an ANDA for generic versions of 45mg, 90mg and 135mg strength SOLODYN®, and on December 28, 2009 and February 2, 2010, respectively, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting to the FDA supplements to its earlier ANDA for generic versions of 65mg and 115mg strengths of SOLODYN®. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.
     From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.
Competition
     The pharmaceutical and facial aesthetics industries are characterized by intense competition, rapid product development and technological change. Numerous companies are engaged in the development, manufacture and marketing of health care products competitive with those that we offer. As a result, competition is intense among manufacturers of prescription pharmaceuticals and dermal injection products, such as for our primary brands.
     Many of our competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with our product lines. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists and administered by plastic surgeons and aesthetic dermatologists. In addition to product development, other competitive factors affecting the pharmaceutical industry include testing, approval and marketing, industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.
     The largest competitors for our prescription dermatological products include Allergan, Galderma, Johnson & Johnson, Sanofi-Aventis, GlaxoSmithKline, plc (Stiefel Laboratories) and Warner Chilcott. Several of our primary prescription brands compete or may compete in the near future with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers, third-party payors and pharmacies seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers.
     Our facial aesthetics products compete primarily against Allergan. DYSPORTTM competes directly with Allergan’s Botox®, an established botulinum toxin product that was approved by the FDA for aesthetic purposes in 2002. Allergan is a larger company than Medicis, and has greater financial resources than those available to us. There are also other botulinum toxin products under development.

     Among other dermal filler products, Allergan markets Juvéderm® Ultra and Juvéderm® Ultra Plus. Other dermal filler products on the market include: Prevelle® Silk by Mentor Corporation (a subsidiary of Johnson & Johnson), BioForm Medical’s Radiesse®, Sanofi-Aventis’ Sculptra® Aesthetic, Suneva Medical’s Artefill® and Coapt Systems’ HydrelleTM. Patients may differentiate these products from RESTYLANE® and PERLANE® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval, including products from Johnson & Johnson and its subsididary Mentor Corporation, Allergan and Merz which claim to offer equivalent or greater facial aesthetic benefits than RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products.
Government Regulation
     The manufacture and sale of medical devices, drugs and biological products are subject to regulation principally by the FDA, but also by other federal agencies, such as the Drug Enforcement Administration (“DEA”), and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”), the FDA and state and local authorities regulate the advertising of over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended (“FDCA”) and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products.
     The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events. Because there have been post-marketing reports of symptoms consistent with botulinum toxin effects (reported hours to weeks after injection), a Boxed Warning is now required for all botulinum toxin products, including our product DYSPORTTM, and competitor products Botox®, Botox® Cosmetic and Myobloc®. This is known as a “class label.” The FDA’s requirement for a Boxed Warning on all marketed botulinum toxin products is the culmination of a safety review of Botox®, Botox® Cosmetic, and Myobloc® that the agency announced in early 2008. In addition to the Boxed Warning, the FDA has required implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) for all botulinum toxin products. The REMS will help ensure that healthcare professionals and patients are adequately informed about product risks. The FDA notified the manufacturers of Botox®, Botox® Cosmetic, and Myobloc® that label changes (e.g., the Boxed Warning) and a REMS are necessary to ensure that the benefits of the products outweigh the risks. The Boxed Warning and REMS for DYSPORT™ were approved by the FDA as part of the product approval.
     Our RESTYLANE® and PERLANE® dermal filler products are prescription medical devices intended for human use and are subject to regulation by the FDA in the U.S. Unless an exemption applies, a medical device in the U.S. must have a Premarket Approval Application (“PMA”) in accordance with the FDCA, or a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market). RESTYLANE®, PERLANE® and non-collagen dermal fillers are subject to PMA regulations that require premarket review of clinical data on safety and effectiveness. FDA device regulations for PMAs generally require reasonable assurance of safety and effectiveness prior to marketing, including safety and efficacy data obtained under clinical protocols approved under an Investigational Device Exemption (“IDE”) and the manufacturing of the device requires compliance with “quality system regulations” (“QSRs”), as verified by detailed FDA inspections of manufacturing facilities. These regulations also require post-approval reporting of alleged product defects, recalls and certain adverse experiences to the FDA. Generally, FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, QSRs and other general requirements that are also applicable to all classes of medical devices but, at least currently, most are not subject to premarket review. Class II devices are subject to special controls in addition to general controls and generally require the submission of a premarket notification 501(k) clearance before marketing is permitted. Class III devices are subject to the most comprehensive regulation and in most cases, other than those that remain grandfathered based on clinical use before 1976, require submission to the FDA of a PMA application that includes biocompatibility, manufacturing and clinical data supporting the safety and effectiveness of the device as well as compliance with the same provisions applicable to all medical devices such as QSRs. Annual reports must be submitted to the FDA, as well as descriptions of certain adverse events that are reported to the sponsor within specified timeframes of receipt of such reports. RESTYLANE® and PERLANE® are regulated as Class III PMA-required medical devices. RESTYLANE® and PERLANE® have been approved by the FDA under a PMA.

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
     The steps required before a “new drug” may be marketed, shipped or sold in the U.S. typically include (i) preclinical laboratory and animal testing of pharmacology and toxicology; (ii) submission to the FDA of an IND; (iii) at least two adequate and well-controlled clinical trials to establish the safety and efficacy of the drug (for some applications, the FDA may accept one large clinical trial) beyond those human clinical trials necessary to establish a safe dose and to identify the human absorption, distribution, metabolism and excretion of the active ingredient or biological substance as applicable; (iv) submission to the FDA of an NDA or BLA; (v) FDA approval of the NDA or BLA; and (vi) manufacture under cGMPs as verified by a pre-approval inspection (“PAI”) by the FDA. In addition to obtaining FDA approval for each product, each drug-manufacturing establishment must be registered with the FDA.
     Generic versions of new drugs may also be approved by the agency pursuant to an ANDA if the product is pharmaceutically equivalent (i.e. it has the same active ingredient, strength, doseage form and route of administration) and bioequivalent to the reference listed drug (“RLD”). The agency will not approve an ANDA, however, if the RLD has statutory marketing exclusivity. If the RLD has patent protection, the FDA will approve an ANDA only if the applicant filed a paragraph IV certification and there is no 30-month stay in place. Approval of an ANDA does not generally require the submission of clinical data on the safety and effectiveness of the drug product if in an oral or parental dosage form. Clinical studies demonstrating equivalence to the innovator drug product may be required for certain topical drug products submitted under ANDAs. However, even if no clinical studies are required, the applicant must provide dissolution and/or bioequivalence studies to show that the active ingredient in an oral generic drug sponsor’s application is comparably available to the patient as the RLD upon which the ANDA is based.
     FDA approval is required before a “new drug” product may be marketed in the U.S. However, many historically over-the-counter (“OTC”) drugs are exempt from the FDA’s premarket approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of all OTC active ingredients and associated labeling (“OTC drugs”). Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. Before issuance of a final OTC drug monograph as a federal regulation, OTC drugs are classified by the FDA in one of three categories: Category I ingredients and labeling which are deemed “generally recognized as safe and effective” for OTC use; Category II ingredients and labeling, which are deemed “not generally recognized as safe and effective” for OTC use; and Category III ingredients and labeling, for which “available data are insufficient” to classify as Category I or II, pending further studies. Based upon the results of these ongoing studies and pursuant to a court order, the FDA is required to reclassify all Category III ingredients as either Category I or Category II before issuance of a final monograph through notice and comment rule-making. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. Stated differently, the FDA generally permits continued marketing only of any Category I products and Category III products that are “safe but unknown efficacy” products during the pendency of a final monograph. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are also and separately subject to various FDA regulations concerning, for example, cGMP, general and specific OTC labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.
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
     We believe that certain of our products, as they are promoted and intended by us for use, are exempt from being considered “new drugs” and therefore do not require premarket clearance. There can be no assurance that the FDA will not take a contrary position in the future. If the FDA were to do so, we may be required to seek FDA approval for these products, market these products as OTC products or withdraw such products from the market. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a disease or condition that affects populations of fewer than 200,000 individuals in the U.S. or a disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years. AMMONUL®, adjunctive therapy for the treatment of acute hyperammonemia and associated encephalopathy in patients with deficiencies in enzymes of the urea cycle, has been granted orphan drug status.
     We also will be subject to foreign regulatory authorities governing clinical trials and pharmaceutical sales for products we seek to market outside the U.S. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before marketing the product in those countries. The approval process varies from country to country, the approval process time required may be longer or shorter than that required for FDA approval, and any foreign regulatory agency may refuse to approve any product we submit for review.
Our History
     We filed our certificate of incorporation with the Secretary of State of Delaware on July 28, 1988. We completed our initial public offering during our fiscal year ended June 30, 1990, and launched our initial pharmaceutical products during our fiscal year ended June 30, 1991.

Change in Fiscal Year
     Effective December 31, 2005, we changed our fiscal year end from June 30 to December 31. This change was made to align our fiscal year end with other companies within our industry. This Form 10-K is intended to cover the audited calendar year January 1, 2009 to December 31, 2009, which we refer to as “2009.” We refer to the audited calendar year January 1, 2008 to December 31, 2008 as “2008.” We refer to the audited calendar year January 1, 2007 to December 31, 2007 as “2007.” We refer to the audited calendar year January 1, 2006 to December 31, 2006 as “2006.” Comparative financial information to 2006 is provided in this Form 10-K with respect to the calendar year January 1, 2005 to December 31, 2005, which is unaudited and we refer to as “2005.” Additional audited information is provided with respect to the transition period July 1, 2005 through December 31, 2005, which we refer to as the “Transition Period.” We refer to the period beginning July 1, 2004 and ending June 30, 2005 as “fiscal 2005.”
Employees
     At December 31, 2009, we had 612 full-time employees. No employees are subject to a collective bargaining agreement. We believe we have a good relationship with our employees.
Available Information
     We make available free of charge on or through our Internet website, www.Medicis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also make available free of charge on or through our website our Business Code of Conduct and Ethics, Corporate Governance Guidelines, Nominating and Governance Committee Charter, Stock Option and Compensation Committee Charter, Audit Committee Charter, Employee Development and Retention Committee Charter and Compliance Committee Charter. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Item 1A. Risk Factors
     Our statements in this report, other reports that we file with the SEC, our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results. These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. These forward-looking statements reflect the current views of senior management with respect to future events and financial performance. No assurances can be given, however, that these activities, events or developments will occur or that such results will be achieved, and actual results may vary materially from those anticipated in any forward-looking statement. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing except as required by law.
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
     We currently have one issued patent, the ’838 Patent, relating to SOLODYN® that does not expire until 2018, and two other issued patents, U.S. Patent No. 7,541,347 (the “’347 Patent”) and U.S. Patent No. 7,544,373 (the “’373 Patent”), relating to 90mg SOLODYN® Tablets that do not expire until 2027. As part of our patent strategy, we are currently pursuing additional patent applications for SOLODYN®. However, we cannot provide any assurance that any additional patents will be issued relating to SOLODYN®. For example, on November 17, 2009, we received a non-final office action from the USPTO in SOLODYN® patent application number 12/253,845 (the “’845 Application”) in which the sole basis for rejection could be overcome by the filing of the Terminal Disclaimer. In response, we filed a Terminal Disclaimer with the USPTO on November 25, 2009. The Terminal Disclaimer has the effect of making the expiration dates of the ’845 Application and the related patent application number 11/166817 (“’817 Application”) the same. On November 25, 2009, we filed a Request for Continued Examination with the USPTO in the ’817 Application so that the USPTO could consider references recently filed in the Reexamination of the ’838 Patent, as discussed in more detail below, and in accordance with our ongoing obligation to advise the USPTO of any references that could be deemed by the examiner to be material. The failure to obtain additional patent protection could adversely affect our ability to deter generic competition, which would adversely affect SOLODYN® revenue and our results of operations.
SOLODYN® faced generic competition during 2009 and may face additional generic competition in the near future.
     On January 15, 2008, we announced that IMPAX sent us a letter advising that IMPAX has filed an ANDA seeking FDA approval to market a generic version of SOLODYN® (minocycline HCl) extended-release capsules. Also on January 15, 2008, IMPAX filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that the ’838 Patent related to SOLODYN® is invalid and is not infringed by IMPAX’s ANDA for a generic version of SOLODYN®. On April 16, 2008, the Court granted Medicis’ motion to dismiss the IMPAX complaint for lack of jurisdiction. IMPAX appealed the Court’s order dismissing the case to the United States Court of Appeals for the Federal Circuit. On November 26, 2008, we entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX. In connection with the License and Settlement Agreement, Medicis and IMPAX agreed to terminate all legal disputes between them relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX has confirmed that Medicis’ patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #90-024. Under the terms of the License and Settlement Agreement, IMPAX has a license to market its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® intellectual property rights belonging to Medicis upon the occurrence of certain events. Upon launch of its generic formulations of SOLODYN®, IMPAX may be required to pay Medicis a royalty, based on sales of those generic formulations by IMPAX under terms described in the License and Settlement Agreement. On December 12, 2008, we announced that we had received a Paragraph IV Patent Certification from IMPAX, advising it had filed an ANDA with the FDA for generic SOLODYN® in its current forms of 45mg, 90mg and 135mg strengths. IMPAX’s certification alleged that the ’838 Patent will not be infringed by IMPAX’s manufacture, use or sale of the product for which the ANDA was submitted because it has been granted a patent license by us for the ’838 Patent. On February 3, 2009, the FDA approved IMPAX’s ANDA for generic SOLODYN®. IMPAX has not yet launched a generic formulation of SOLODYN®.
     On June 23, 2009, we and IMPAX entered into a Settlement Agreement (the “IMPAX Settlement Agreement”) and Amendment No. 2 to the License and Settlement Agreement. In conjunction with the IMPAX Settlement Agreement, both we and IMPAX released, acquitted, covenanted not to sue and forever discharged each other and our affiliates from any and all liabilities relating to the litigation stemming from the initial License and Settlement Agreement between IMPAX and us. We made a settlement payment to IMPAX in conjunction with the execution of the IMPAX Settlement Agreement and Amendment No. 2 to the License and Settlement Agreement, which was included in selling, general and administrative expenses during the three months ended June 30, 2009.
     On August 18, 2008, we announced that the USPTO had granted a Request for Ex Parte Reexamination of our ’838 Patent. In March 2009, the USPTO issued a non-final office action in the reexamination of the ’838 Patent. On May 13, 2009, we filed our response to the non-final office action with the USPTO, canceling certain claims and adding amended claims. On November 13, 2009, we received a second non-final office action from the USPTO in the reexamination of the ’838 Patent. The latest office action rejects certain claims of the ’838 Patent. On January 8, 2010, we filed our response to the non-final office action with the USPTO. Reexamination can result in confirmation of the validity of all of a patent’s claims, the invalidation of all of a patent’s claims, or the confirmation of some claims and the invalidation of others. We cannot guarantee the outcome of the reexamination. It is possible that one or more of our patents covering SOLODYN® may be found invalid or narrowed in scope as the result of the pending reexamination or a future reexamination by the USPTO. If the USPTO’s action leads the court in a SOLODYN® patent infringement suit, including the suits described in this Report, to hold that the patent for SOLODYN® is invalid or not infringed, such a holding would permit the FDA to lift the 30-month stay on approval of ANDAs for generic versions of SOLODYN®.
     Pursuant to Section 125 of the Food and Drug Administration Modernization Act (FDAMA), several statutory provisions added to the FDCA by the Hatch-Waxman Amendments of 1984, including the patent listing, certification and notice provisions and the 30-month stay provision, did not apply to so-called “old antibiotics” such as minocycline HCl, the active ingredient in SOLODYN®. On October 8, 2008, the President signed into law the QI Program Supplemental Funding Act of 2008, Pub. L. No. 110-379, 122 Stat. 4075 (2008) (the “Antibiotic Act”), which provides that notwithstanding section 125 of FDAMA or any other provision of law, the provisions of the Hatch-Waxman Amendments shall apply to old antibiotics. On December 3, 2008, in accordance with and pursuant to the Antibiotic Act and FDA’s recently issued Draft Guidance for Industry entitled Submission of Patent Information for Certain Old Antibiotics (Nov. 2008) (“November 2008 Guidance”), Medicis submitted the ’838 Patent covering SOLODYN® to the Orange Book.
     On December 8, 2008, we announced that we had received a Paragraph IV Patent Certification from Mylan Inc. (“Mylan”) advising that Mylan’s majority owned subsidiary Matrix Laboratories Limited (“Matrix”) has filed an ANDA with the FDA for generic SOLODYN® in its current forms of 45mg, 90mg and 135mg strengths. Mylan has not advised us as to the timing or status of the FDA’s review of Matrix’s filing, or whether Matrix has complied with FDA requirements for proving bioequivalence. Mylan’s Paragraph IV Certification alleges that our ’838 Patent is invalid, unenforceable and/or will not be infringed by Matrix’s manufacture, use, or sale of the product for which the ANDA was submitted.
     On December 12, 2008, we announced that we had received a Paragraph IV Patent Certification from Sandoz, Inc., a division of Novartis AG (“Sandoz”), advising that Sandoz had filed an ANDA with the FDA for generic SOLODYN® in its current forms of 45mg, 90mg and 135mg strengths. Sandoz’s Paragraph IV Certification alleges that our ’838 Patent is invalid, unenforceable and/or will not be infringed by Sandoz’s manufacture, use, or sale of the product for which the ANDA was submitted.
     On December 29, 2008 we announced that we had received a Paragraph IV Patent Certification from Barr Laboratories, Inc. (“Barr”) advising that Barr has filed an ANDA with the FDA for generic SOLODYN® in its current forms of 45mg, 90mg and 135mg strengths. Barr’s Paragraph IV Certification alleges that our ’838 Patent is invalid, unenforceable and/or will not be infringed by Barr’s manufacture, use, or sale of the product for which the ANDA was submitted.
     On January 13, 2009, we filed suit against Mylan, Matrix, Matrix Laboratories Inc., Sandoz and Barr (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of our ’838 Patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief we requested includes a request for a permanent injunction preventing Defendants from infringing the ’838 Patent by selling generic versions of SOLODYN®. Mylan has answered that the ’838 Patent is not infringed and/or is invalid. On March 30, 2009, the Delaware court dismissed the claims between us and Matrix Laboratories Inc. without prejudice, pursuant to a stipulation between us and Matrix Laboratories Inc.

     On February 13, 2009, we submitted a Citizen Petition to the FDA arguing that the Agency could not approve the Mylan, Sandoz and Barr ANDAs for generic versions of SOLODYN® for thirty (30) months pursuant to Section 505(j)(5)(B)(iii) of the FDCA because we sued the submitters of all three ANDAs for patent infringement within 45 days of receiving notice from them of the submission of a Paragraph IV Certification. In light of the recently enacted Antibiotic Act, we argued that neither FDAMA nor the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) stood as a barrier to SOLODYN® receiving a 30-month stay. On March 17, 2009, we received a response from the FDA in which the agency concluded that the Antibiotic Act did not alter the MMA provision barring ANDA was pending with the FDA at the time the patent was submitted to the Orange Book. Because the ’838 Patent could not be submitted to the Orange Book until the passage of the Antibiotics Act, the ’838 Patent was not submitted to the Orange Book until after the ANDAs in question were already pending with the FDA. The FDA therefore denied the petition.
     On March 17, 2009, Teva Pharmaceutical Industries Ltd. (“Teva”) was granted final approval by the FDA for its ANDA #65-485 to market its generic versions of 45mg, 90mg and 135mg SOLODYN® Extended Release Tablets. Teva commenced shipment of this product immediately after the FDA’s approval of the ANDA. On March 18, 2009, we entered into a settlement agreement with Teva, whereby all legal disputes between us and Teva relating to SOLODYN® Extended Release Tablets were terminated and whereby Teva agreed that Medicis’ patents related to SOLODYN® are valid and enforceable, and cover Teva’s activities relating to its generic SOLODYN® product under ANDA #65-485. As part of the settlement, Teva agreed to immediately stop all further shipments of its generic SOLODYN® product. We agreed to release Teva from liability arising from any prior sales of its generic SOLODYN® product, which were not authorized by us. Under terms of the agreement, Teva has the option to market its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® patent rights belonging to us in November 2011, or earlier under certain conditions. Teva’s shipment of its generic SOLODYN® product upon FDA approval, but prior to the consummation of the settlement agreement with us on March 18, 2009, caused wholesalers to reduce ordering levels for SOLODYN®, and caused us to increase our reserves for sales returns and consumer rebates during the three months ended March 31, 2009. On November 13, 2009, we entered into an amended and restated settlement agreement with Teva for the purpose of providing additional detail around certain terms of the original settlement agreement.
     On August 13, 2009, Sandoz was granted final approval by the FDA for its ANDA #90-422 to market its generic versions of 45mg, 90mg and 135mg SOLODYN® Extended Release Tablets. Sandoz commenced shipment of this product immediately after the FDA’s approval of the ANDA. On August 18, 2009, we entered into a settlement agreement with Sandoz whereby all legal disputes between us and Sandoz relating to SOLODYN® Extended Release Tablets were terminated and where Sandoz agreed that our patents relating to SOLODYN® are valid and enforceable, and cover Sandoz’s activities relating to its generic SOLODYN® product under ANDA #90-422. Sandoz agreed that any prior sales of its generic SOLODYN® product were not authorized by us and further agreed to be permanently enjoined from any further distribution of generic SOLODYN®. The Delaware court subsequently entered a permanent injunction against any infringement by Sandoz. We agreed in the settlement agreement to release Sandoz from liability arising from any prior sales of its generic SOLODYN® which were not authorized by us. Sandoz has the option to market its generic version of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® intellectual property rights belonging to us commencing in November 2011, or earlier under certain conditions.
     On May 6, 2009, we received a Paragraph IV Patent Certification from Ranbaxy Laboratories Limited (“Ranbaxy”) advising that Ranbaxy has filed an ANDA with the FDA for generic SOLODYN® in its form of 135mg strength. Ranbaxy did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleged that Ranbaxy’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of our ’838 Patent. On June 11, 2009, we filed suit against Ranbaxy and Ranbaxy Inc. (hereinafter collectively “Ranbaxy”) in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the ’838 Patent by submitting the above ANDA to the FDA. The relief we requested included a request for a permanent injunction preventing Ranbaxy from infringing the ’838 Patent by selling a generic version of SOLODYN®. Ranbaxy has answered that the ’838 Patent is not infringed, is invalid and/or is unenforceable. On January 5, 2010, we received a Paragraph IV Patent Certification from Ranbaxy advising that Ranbaxy has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-118 (“Ranbaxy ANDA Supplement/Amendment”) with the FDA for generic SOLODYN® in its forms of 45mg and 90mg strengths. Ranbaxy has not advised us as to the timing or status of the FDA’s review of its filing, or whether Ranbaxy has complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleges that our ’838 Patent is invalid, unenforceable and/or will not be infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the Ranbaxy ANDA Supplement/Amendment was submitted. Ranbaxy’s Paragraph IV Certification also alleges that neither our ‘347 Patent nor our ‘373 Patent is infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the Ranbaxy ANDA Supplement/Amendment was submitted. Ranbaxy’s submission as to the 45mg and 90mg strengths amends an ANDA already subject to a 30-month stay. As such, we believe that the Ranbaxy ANDA Supplement/Amendment cannot be approved by the FDA until after the expiration of the 30-month period or in the event of a court decision holding that the patents are invalid or not infringed. On February 16, 2010, we filed a complaint against Ranbaxy in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the patents by submitting the Ranbaxy ANDA Supplement/Amendment for generic SOLODYN® in its forms of 45mg and 90mg strengths.
     On October 8, 2009, we received a Paragraph IV Patent Certification from Lupin advising that Lupin has filed an ANDA with the FDA for generic SOLODYN® in its forms of 45mg, 90mg, and 135mg strengths. Lupin did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleged that Lupin’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of our ’838 Patent. On November 17, 2009, we filed suit against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting to the FDA an ANDA for generic SOLODYN® in its forms of 45mg, 90mg and 135mg strengths. The relief we requested includes a request for a permanent injunction preventing Lupin from infringing the ’838 Patent by selling generic versions of SOLODYN®. On November 24, 2009, we received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 (“Lupin ANDA Supplement/Amendment I”) with the FDA for generic SOLODYN® in its form of 65mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that our ’838 Patent is invalid and/or will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the Lupin ANDA Supplement/Amendment I was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 23, 2009, we received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 (“Lupin ANDA Supplement/Amendment II”) with the FDA for generic SOLODYN ® in its form of 115mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that our ’838 Patent is invalid and/or will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the Lupin ANDA Supplement/Amendment II was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 28, 2009, we amended our complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic SOLODYN® in its form of 65mg strength. On February 2, 2010, we amended our complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic SOLODYN® in its form of 115mg strength.
     On November 20, 2009, we received a Paragraph IV Patent Certification from Barr, advising that Barr has filed a supplement to its earlier filed ANDA #65-485 (“Barr ANDA Supplement”) with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Barr has not advised us as to the timing or status of the FDA’s review of its filing, or whether Barr has complied with FDA requirements for proving bioequivalence. Barr’s Paragraph IV Certification alleges that our ’838 Patent is invalid, unenforceable and/or will not be infringed by Barr’s manufacture, use, sale and/or importation of the products for which the Barr ANDA Supplement was submitted. On December 28, 2009, we filed suit against Barr/Teva, in the United States District Court for the District of Maryland seeking an adjudication that Barr/Teva has infringed one or more claims of the ’838 Patent by submitting to the FDA the Barr ANDA Supplement seeking marketing approval for generic SOLODYN® in its forms of 65mg and 115mg strengths. The relief we requested includes a request for a permanent injunction preventing Barr/Teva from infringing the ’838 Patent by selling generic versions of SOLODYN® in its forms of 65mg and 115mg strengths. As a result of the filing of the suit, we believe that the supplement to the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.
     On February 1, 2010, we received a Paragraph IV Patent Certification from Sandoz, advising that Sandoz has filed a supplement to its earlier filed ANDA #91-422 (“Sandoz ANDA Supplement”) with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Sandoz has not advised us as to the timing or status of the FDA’s review of its filing, or whether Sandoz has complied with FDA requirements for proving bioequivalence. Sandoz’s Paragraph IV Certification alleges that the ’838 Patent will not be infringed by Sandoz’s manufacture, importation, use, sale and/or offer for sale of the products for which the Sandoz ANDA Supplement was submitted because it has been granted a patent license by us for the ’838 Patent.
In addition to SOLODYN®, our other prescription products, including VANOS ® and LOPROX®, are or may be subject to generic competition in the near future.
     On May 1, 2008, we announced that we received notice from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo Israel”), a generic pharmaceutical company, that it had filed an ANDA with the FDA for a generic version of our VANOS® fluocinonide cream 0.1%. Perrigo Israel’s notice indicated that it was challenging only one of the two patents that we listed with the FDA for VANOS® cream, our U.S. Patent No. 6,765,001 (the “’001 Patent”) that will expire in 2021. On June 6, 2008, we filed a complaint for patent infringement against Perrigo Israel and, its domestic corporate parent, Perrigo Company, in the United States District Court for the Western District of Michigan. In August 2008, we received notice that Perrigo Israel amended its ANDA to challenge our other patent listed with the FDA for VANOS® cream, our U.S. Patent No. 7,220,424 (the “’424 Patent) that will expire in 2023. Our complaint asserts that Perrigo Israel and Perrigo Company have infringed on both of our patents for VANOS® cream. On April 8, 2009, we entered into a license and settlement agreement with Perrigo. In connection with the license and settlement agreement, we and Perrigo agreed to terminate all legal disputes between us relating to our VANOS® cream. In addition, Perrigo confirmed that certain of our patents relating to VANOS® cream are valid and enforceable, and are infringed by Perrigo’s activities relating to its generic product under ANDA #090256. Further, subject to the terms and conditions contained in the license and settlement agreement, we granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products and, when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay us a royalty based on sales of such generic products.
     On May 8, 2009, we received a Paragraph IV Patent Certification from Glenmark advising that Glenmark has filed an ANDA with the FDA for a generic version of VANOS® cream. Glenmark has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Glenmark’s Paragraph IV Certification alleges that our ’001 Patent and ’424 Patent will not be infringed by Glenmark’s manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ’424 Patent is 2023. On June 19, 2009, we filed a complaint for patent infringement against Glenmark in the United States District Court for the District of New Jersey. On July 14, 2009, Glenmark and Glenmark Ltd. answered our complaint, and filed counterclaims seeking a declaration that the patents we listed with the FDA for VANOS® cream were invalid and unenforceable, and would not be infringed by Glenmark’s generic version of VANOS®. On November 14, 2009, we entered into a license and settlement agreement with Glenmark Ltd. and Glenmark. In connection with the license and settlement agreement, we and Glenmark agreed to terminate all legal disputes between us relating to VANOS®. In addition, Glenmark confirmed that certain of our patents relating to VANOS® cream are valid and enforceable, and cover Glenmark’s activities relating to its generic versions of VANOS® cream under its ANDA. Further, subject to the terms and conditions contained in the license and settlement agreement, we granted Glenmark, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products. Upon commercialization by Glenmark of generic versions of VANOS® products, Glenmark will pay us a royalty based on sales of such generic products.
     On September 21, 2009, we received a Paragraph IV Patent Certification from Glenmark advising that Glenmark has filed an ANDA with the FDA for a generic version of LOPROX® Gel. Glenmark did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Glenmark’s Paragraph IV Certification alleged that our U.S. Patent No. 7,018,656 (the “’656 Patent”) would not be infringed by Glenmark’s manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ’656 Patent is 2018. On November 14, 2009, we entered into a License and Settlement Agreement with Glenmark and its foreign corporate parent Glenmark Ltd. In connection with the

License and Settlement Agreement, we and Glenmark agreed to terminate all legal disputes between us relating to LOPROX® Gel. In addition, Glenmark confirmed that certain of our patents relating to LOPROX® Gel are valid and enforceable, and cover Glenmark’s activities relating to its generic version of LOPROX® Gel under an ANDA. Subject to the terms and conditions contained in the License and Settlement Agreement, we also granted Glenmark a license to make and sell generic versions of LOPROX® Gel. Upon commercialization by Glenmark of generic versions of LOPROX® Gel, Glenmark will pay us a royalty based on sales of such generic products.
     On December 7, 2009, we entered into a Settlement Agreement (the “Paddock Settlement Agreement”) with Paddock Laboratories, Inc. (“Paddock”). In connection with the Paddock Settlement Agreement, we and Paddock agreed to settle all legal disputes between us relating to our LOPROX® Shampoo and we agreed to withdraw our complaint against Paddock pending in the U.S. District Court for the District of Arizona. In addition, Paddock confirmed that Paddock’s activities relating to its generic version of LOPROX® Shampoo are covered by our current and pending patent applications. Further, subject to the terms and conditions contained in the Paddock Settlement Agreement, we granted Paddock a non-exclusive, royalty-bearing license to make and sell limited quantities of its generic version of LOPROX® Shampoo.
     On February 16, 2010, the FDA approved an ANDA filed by an affiliate of Perrigo for a generic version of LOPROX® Shampoo. In addition, other companies may seek approval of an ANDA covering a generic version of LOPROX® Shampoo.
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
     See the previously listed Risk Factor, “Certain of our primary products could lose patent protection in the near future and become subject to competition from generic forms of such products. If that were to occur, sales of those products would decline significantly and such decline could have a material adverse effect on our results of operations,” Item 3 of Part I of this report, “Legal Proceedings,” and Note 12, “Commitments and Contingencies” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current intellectual property litigation.
     We are pursuing several United States patent applications, but we cannot be sure that any of these patents will ever be issued. We also have acquired rights under certain patents and patent applications in connection with our licenses to distribute products and by assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or patent application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or patent application.
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
     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in developing and manufacturing many of our primary products. It is our policy to require all of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking or disclosing our proprietary information and technology and we employ other strategies to protect our trade secrets and other confidential information. Nevertheless, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.
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
     The research, development and marketing of our products are subject to extensive regulation by government agencies in the U.S, particularly the FDA, and other countries. The process of obtaining FDA and other regulatory approvals is time consuming and expensive. Clinical trials are required, and the manufacturing of pharmaceutical and medical device products is subject to rigorous testing procedures. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture or market any of the products we develop, acquire or license on a timely basis or at all. Moreover, the costs to obtain approvals could be considerable, and the failure to obtain or delays in obtaining an approval could significantly harm our business performance and financial results. Marketing approval or clearance of a new product or new indication for an approved product may be delayed, restricted, or denied for many reasons, including:
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
     The FDA vigorously monitors the ongoing safety of products, which can affect the approvability of our products or the continued ability to market our products. If adverse events are associated with products that have already been approved or cleared for marketing, such products could be subject to increased regulatory scrutiny, changes in regulatory approval or labeling, or withdrawal from the market. Even if pre-marketing approval from the FDA is received, the FDA is authorized to impose post-marketing requirements such as:
•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements, including cGMPs for drug and biologic products and the QSRs for medical device products;

•	submitting products, facilities and records for inspection and, if any inspection reveals that the product is not in compliance, prohibiting the sale of all products from the same lot;

•	suspending manufacturing;

•	switching status from prescription to over-the-counter drug;

•	completion of post-marketing studies;

•	changes to approved product labeling;

•	advertising or marketing restrictions, including direct-to-consumer advertising;

•	REMS;

•	recalling products; and

•	withdrawing marketing clearance.
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
     In recent years, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines, restrictions on access to certain products, re-importation of products from Canada or other sources and mandatory substitution of generic for branded products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.
If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.
     Federal health care program anti-kickback statutes prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. From time to time we may enter into business arrangements (e.g. loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators.

Although we believe that we are in compliance, our practices may be determined to fail to meet all of the criteria for safe harbor protection from anti-kickback liability.
     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical and medical device companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
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
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. As a result of the investigation, prosecutions and other proceedings, certain past and present sales and marketing employees and officers separated from the Company. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12,

“Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” for information concerning our current litigation.
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
We depend on a limited number of customers for a substantial portion of our revenues, and if we lose any of them, our business could be harmed.
     Our customers include some of the United States’ leading wholesale pharmaceutical distributors, such as Cardinal, McKesson, and major drug chains. We are party to distribution services agreements with McKesson and Cardinal. During 2009, McKesson and Cardinal accounted for 40.8% and 37.1%, respectively, of our net revenues. During 2008, McKesson and Cardinal accounted for 45.8% and 21.2%, respectively, of our net revenues. During 2007, McKesson and Cardinal accounted for 52.2% and 16.9%, respectively, of our net revenues. The loss of either of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. McKesson is our sole distributor of our RESTYLANE® and PERLANE® products and DYSPORTTM in the U.S.
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
     We believe that the prescription volume of our primary prescription products, in particular, SOLODYN®, VANOS® and ZIANA®, and sales of our facial aesthetic products, DYSPORTTM, RESTYLANE® and PERLANE®, will continue to constitute a significant portion of our sales revenue for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations.
     DYSPORTTM competes directly with Allergan’s Botox® Cosmetic, an established botulinum toxin product that was approved by the FDA for aesthetic purposes in 2002.
     We are experiencing intense competition in the dermal filler market. Other dermal filler products on the market include: Juvéderm®, Prevelle® Silk, Radiesse®, Sculptra® Aesthetic, Artefill® and HydrelleTM. Patients may differentiate these products from our RESTYLANE® and PERLANE® products based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products.
     We are involved in patent litigation with certain competitors, primarily related to our SOLODYN® and VANOS® branded products. See the previously listed Risk Factor, “Certain of our primary products could lose patent protection in the near future and become subject to competition from generic forms of such products. If that were to occur, sales of those products would decline significantly and such decline could have a material adverse effect on our results of operations,” and Item 3 of Part I of this report, “Legal Proceedings,” and Note 12, “Commitments and Contingencies” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules” for information concerning our current intellectual property litigation. There can be no assurance that we will prevail in patent litigation or that these competitors will not successfully introduce products that would cause a loss of our market share and reduce our revenues.
     Sales related to our primary prescription drug products, including SOLODYN®, VANOS® and ZIANA®, and sales of our facial aesthetic products, DYSPORTTM, RESTYLANE® and PERLANE® could also be adversely affected by other factors, including:
•	manufacturing or supply interruptions;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our primary products, including the introduction of new products into the marketplace;

•	generic competition;

•	marketing or pricing actions by one or more of our competitors;

•	regulatory action by the FDA and other government regulatory agencies;

•	importation of other dermal fillers;

•	changes in the prescribing or procedural practices of dermatologists and/or plastic surgeons;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies;

•	product liability claims;

•	the outcome of disputes relating to trademarks, patents, license agreements and other rights;

•	changes in state and federal law that adversely affect our ability to market our products to dermatologists and/or plastic surgeons;

•	restrictions on travel affecting the ability of our sales force to market to prescribing physicians and plastic surgeons in person; and

•	restrictions on promotional activities.
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
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:
•	development and launch of new competitive products, including OTC or generic competitor products;

•	the timing and receipt of FDA approvals or lack of approvals;

•	the timing and receipt of patent claim issuances or lack of issuances or rejections in prosecution or reexamination proceedings before the USPTO;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	costs related to business development transactions;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	changes in prescription levels and the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with the possible mutation of the avian form of influenza from birds or other animal species to humans, current human morbidity, and mortality levels persist following such potential mutation;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	expenditures as a result of legal actions, including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand, and our ability to recover quickly from such economic and industry conditions;

•	seasonality of demand for our products;

•	our level of research and development activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues;

•	failure by us or our contractors to comply with all applicable FDA and other regulatory requirements;

•	the imposition of a REMS program requirement on any of our products;

•	adverse decisions by FDA advisory committees related to any of our products; and

•	timing of payments and/or revenue recognition related to licensing agreements and/or strategic collaborations.
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
     The pharmaceutical and facial aesthetics industries are highly competitive. Competition in our industry occurs on a variety of fronts, including:
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
     Our competitors vary depending upon product categories. Many of our competitors are large, well-established companies in the fields of pharmaceuticals, chemicals, cosmetics and health care. Among our largest competitors are Allergan, Galderma, Johnson & Johnson, Sanofi-Aventis, GlaxoSmithKline, plc (Stiefel Laboratories), Warner Chilcott and others.
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
     We sell and distribute prescription brands, medical devices and over-the-counter products. Each of these products competes with products produced by others to treat the same conditions. Several of our prescription products compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations try to encourage the use of these less expensive generic brands through their prescription benefits coverage and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of third-party payors could cause us to lose market share or force us to reduce our gross margins in response.
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
     In order for our products to receive reimbursement by state Medicaid programs and the Medicare Part B program, we must participate in the Medicaid drug rebate program. Participation in the program requires us to provide a rebate for each unit of our products that is reimbursed by Medicaid. Rebate amounts for our products are determined by a statutory formula that is based on prices defined by statute: average manufacturer price (“AMP”), which we must calculate for all products that are covered outpatient drugs under the Medicaid program, and best price, which we must calculate only for those of our covered outpatient drugs that are innovator products. We are required to report AMP and best price for each of our covered outpatient drugs to the government on a regular basis. In July 2007, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that is responsible for administering the Medicaid drug rebate program, issued a final rule that, among other things, clarifies how manufacturers must calculate both AMP and best price and implements new requirements under the Deficit Reduction Act of 2005 on the use of AMP to calculate federal upper limits on pharmacy reimbursement amounts under the Medicaid program. These upper limits are used to determine ceilings placed on the amounts that state Medicaid programs can pay for certain prescription drugs using federal dollars. In December 2007, a federal court issued an injunction prohibiting the implementation of those provisions in the final rule relating to federal upper limits, and that injunction is still in place. We cannot predict the full impact of these changes, which otherwise became effective in part on January 1, 2007 and in part on October 1, 2007, on our business, nor can we predict whether there will be additional federal legislative or regulatory proposals to modify current Medicaid rebate rules.

     To receive reimbursement under state Medicaid programs and the Medicare Part B program for our products, we also are required by federal law to provide discounts under other pharmaceutical pricing programs. For example, we are required to enter into a Federal Supply Schedule (“FSS”) contract with the Department of Veterans Affairs (“VA”) under which we must make our covered drugs available to the “Big Four” federal agencies — the VA, the Department of Defense (“DoD”), the Public Health Service, and the Coast Guard — at pricing that is capped pursuant to a statutory Federal ceiling price (“FCP”) formula set forth in the Veterans Health Care Act of 1992 (“VHCA”). The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” which manufacturers are required to report on a quarterly and annual basis to the VA. FSS contracts are federal procurement contracts that include standard government terms and conditions and separate pricing for each product. In addition to the Big Four agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the VHCA formula; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. Medicis chooses to offer one single FCP-based FSS contract price for each product to the Big Four agencies as well as all to other FSS purchasers. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing to an agreed “tracking customer” is reduced.
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
     Under the terms of our Medicaid drug rebate program agreement and our VA FSS contract and related pricing agreements required under the VHCA, we are required to accurately report our pharmaceutical pricing data, which is based, in part, on accurate classifications of our customers’ classes of trade. On May 1, 2007, and on May 15, 2007, we notified the U.S. Department of Health and Human Services and the VA, respectively, that we may have misclassified certain of our customers’ classes of trade, which could affect the prices previously reported under the Medicaid drug rebate program and/or prices on our VA FSS contract. We have reviewed this issue and have identified certain customer class of trade misclassifications.
     Based on this finding, we undertook a review and recalculation of our Non-Federal Average Manufacturer Prices (“Non-FAMPs”) and related FCPs, AMPs, and Best Prices (“BPs”) for a period going back at least (3) years from the expected completion date of the recalculation to determine the impact, if any, that reclassification of customers to appropriate classes of trade might have on these reported prices. In doing the recalculation, we generally reviewed the methodologies for computing the reported prices, the classification of products under the various programs, and any other potentially significant issues identified in the course of the review. In April 2009, we completed the voluntary review of pricing data submitted to the Medicaid Drug Rebate Program (the “Program”) for the period from the first quarter of 2006 through the fourth quarter of 2007. The review identified certain actions that were needed in relation to the reviewed data. We expect that the actions, when implemented, would result in an increase to our rebate liability under the Program in the amount of approximately $3.1 million for the eight-quarter period reviewed. We have disclosed the results of the review and revised rebate liability to CMS, which administers the Program, and are awaiting CMS’s instruction as to whether and when to re-file the revised pricing data. Our submission to CMS also included a request that CMS approve a change in drug category for certain of our products, which CMS approved in December 2009. The fiscal impact of that change is included in the rebate liability figure noted above. Upon completion of CMS’s review of our submission, we will evaluate the impact that CMS’s conclusions will have on our liability under related drug rebate agreements with various states and the Public Health

Service Drug Pricing Program. We accrued $3.1 million for the 2006 and 2007 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009.
     In July 2009, we completed the extension of this review to the pricing data submitted to the Program for the period from the first quarter of 2008 through the fourth quarter of 2008. The review again identified certain actions that were needed in relation to the reviewed data. We expect that the actions, when implemented, would result in an increase to our rebate liability under the Program in the amount of approximately $0.2 million for the additional four-quarter period reviewed. This change in rebate liability includes the impact of the drug category change approved by CMS in December 2009. Upon completion of CMS’s review of our submission for this additional four-quarter period, we will evaluate the impact that CMS’s conclusions will have on our liability under related drug rebate agreements with various states and the Public Health Service Drug Pricing Program. We accrued $0.2 million for the 2008 liability, which was recognized as a reduction of net revenues during the three months ended June 30, 2009.
     On March 17, 2009, the Department of Defense (“DoD”) issued a Final Rule (the “Rule”) implementing Section 703 of the National Defense Authorization Act of 2008. The Rule established a program under which the DoD seeks FCP-based refunds, or rebates, from drug manufacturers on TRICARE retail pharmacy utilization. Under the Rule, effective May 26, 2009, the DoD is seeking rebates on TRICARE retail pharmacy program prescriptions filled from January 28, 2008, forward. The Rule sets forth a program in which the DoD asks manufacturers to enter into agreements with the agency pursuant to which the manufacturers commit to pay such rebates. Products that are not listed in such agreements will not be able to be included on the DoD Uniform Formulary. Additionally, products not listed in TRICARE retail agreements will not be available through TRICARE retail network pharmacies without prior authorization. Among other things, the Rule further provides that manufacturers may apply for compromise or waivers of amounts due. As a result of the Rule, our rebate liability as of March 31, 2009, for 2008 utilization is approximately $1.6 million, the rebate liability for the first quarter of 2009 is approximately $0.8 million, and the rebate liability for the second quarter of 2009 prior to the date of execution of our TRICARE retail agreement on June 29, 2009 is $0.6 million. It is possible that, pursuant to the compromise or waiver process set forth in the Rule, the DoD will agree to accept a lesser sum for the 2008 period and for the first and second quarters of 2009. We applied timely for a waiver of liability from January 28, 2008 through the date of our TRICARE rebate agreement, which was executed on June 29, 2009. We accrued $2.4 million in the aggregate for the liability for 2008 and the first quarter of 2009, which was recognized as a reduction of net revenues during the three months ended March 31, 2009. We also accrued $0.6 million in our financial statements as of June 30, 2009 for TRICARE rebate liability for the second quarter of 2009 through June 28, 2009, the day prior to execution of our TRICARE rebate agreement. This sum was recognized as a reduction of net revenues during that period.
     In addition, we conducted a review and recalculation of our Non-FAMPs and FCPs for a period spanning the duration of our current FSS contract to determine what, if any, impact reclassification of customers to appropriate classes of trade and any other issues identified in the course of the review might have on these reported prices. In doing the recalculation, we assigned all customers to an appropriate class of trade, implemented a revised calculation methodology, and addressed all other issues identified in the course of the review. Our review also involved assessment of compliance with the FSS Price Reductions Clause for the products on our current FSS contract.
     On September 15, 2008, we submitted a report to the VA detailing the recalculations and the impact figures associated with overcharges under the current FSS contract. The submission showed liability in the amount of $121,646, resulting from overcharges under our FSS contract through July 31, 2008. On December 18, 2008, we submitted a supplement to the September 15 submission, which, based on certain issues uncovered subsequent to the September 15, 2008 submission, showed an additional $61,459 in overcharges. The VA informed us that our submission is under review. Upon VA approval of our submissions, we will calculate the impact, if any, associated with August — December 2008.
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
     Our business, and in particular our facial aesthetic and branded prescription products, have been and are expected to continue to be adversely affected by downturns in general economic conditions. Economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs, consumer confidence and tax rates could change consumer purchasing habits or reduce personal discretionary spending. A reduction in consumer spending may have an adverse impact on our financial condition, results of operations and cash flows. In addition, our ability to meet our expected financial performance is dependent upon our ability to rapidly recover from downturns in general economic conditions.
     Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.
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
     Our short-term and long-term investments consist of corporate and various government agency and municipal debt securities and auction rate floating securities. As of December 31, 2009, our investments included $26.8 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent negative conditions in the credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. Since early 2008, there has been insufficient demand at auction for auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to liquidate the securities until a future auction on these investments is successful. We could be required to record impairment losses in the future, depending on market conditions.
If Q-Med is unable to protect its intellectual property and proprietary rights with respect to our dermal filler products, our business could suffer.
     The exclusivity period of the license granted to us by Q-Med for RESTYLANE®, RESTYLANE-LTM, PERLANE®, PERLANE-LTM, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM will terminate on the later of (i) the expiration of the last patent covering the products (estimated to be 2017) or (ii) upon the licensed know-how becoming publicly known. If the validity or enforceability of our patents is successfully challenged, the cost to us could be significant and our business may be harmed. For example, if any such challenges are successful, Q-Med may be unable to supply products to us. As a result, we may be unable to market, distribute and commercialize the products or it may no longer be profitable for us to do so.
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
We may not realize all of the anticipated benefits of our acquisition of LipoSonix.
     Our ability to realize the anticipated benefits of our acquisition of LipoSonix could be affected by a number of factors, including:
•	our ability to attain regulatory approvals, both in the United States and worldwide, and the timing of such approvals;

•	our compliance with existing and future legal and regulatory requirements, both in the United States and worldwide;

•	the efficacy of the LIPOSONIXTM system;

•	market acceptance of the LIPOSONIXTM system;

•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of the LIPOSONIXTM system;

•	the costs associated with investment in new infrastructure to support worldwide operations;

•	the strength of our intellectual property portfolio related to the LIPOSONIXTM system;

•	the ability of other companies to design around the proprietary technology in the LIPOSONIXTM system;

•	the anticipated pricing, margins, size of the markets and demand related to the LIPOSONIXTM system;

•	the challenges associated with using distributors or finding new distributors for marketing and sales of the LIPOSONIXTM system;

•	the challenges associated with advertisement and promotion related to the LIPOSONIXTM system, which is dynamic and varies according to jurisdiction and distribution channel mode;

•	the possibility of adverse patient events pertaining to the LIPOSONIXTM system;

•	risks inherent to operations outside of the United States, including foreign currency exchange rate fluctuations;

•	our ability to integrate the operations of LipoSonix with our operations;

•	our ability to retain key personnel of LipoSonix; and

•	our ability to effectively compete in the fat removal marketplace.
We rely on third parties to conduct business operations outside of the U.S., and we may be adversely affected if they act in violation of the U.S. Foreign Corrupt Practices Act or other anti-bribery laws.
     The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions prohibit companies and their agents from making improper payments to government officials for the purpose of obtaining or retaining business. These laws are complex and often difficult to interpret and apply, and in certain cases, local business practices may conflict with strict adherence to anti-bribery laws. Our policies and contractual arrangements are designed to maintain compliance with these anti-bribery laws. We perform, on a periodic basis, an extensive background check to verify several aspects of compliance, including but not limited to, national and international “black lists”. We also provide training to relevant employees and agents regarding compliance with anti-bribery laws. We cannot guarantee that our policies and procedures, contractual obligations, background checks and training programs will prevent reckless or criminal acts committed by our employees or agents. Violations may result in criminal and civil penalties, including fines, imprisonment, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products, and exclusion from participation in government healthcare programs. Allegations or evidence that we or our agents have violated these laws could disrupt our business and subject us to criminal or civil enforcement actions. Such action could have a material adverse effect on our business.
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
     Currently, we rely on third-party manufacturers for much of our product manufacturing needs. All third-party manufacturers are required by law to comply with the FDA’s regulations, including the cGMP regulations (for drugs and biologics) and the QSR (for medical devices), as applicable. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, our third-party manufacturers are contractually obligated to comply with all applicable laws and regulations. However, we cannot guarantee that third-party manufacturers will ensure compliance with all applicable laws and regulations. Failure of a third-party manufacturer to maintain compliance with applicable laws and regulations could result in decreased sales of our products and decreased revenues. Failure of a third-party manufacturer to maintain compliance with applicable laws and regulations also could result in reputational harm to Medicis and potentially subject us to sanctions, including:
•	delays, warning letters, and fines;

•	product recalls or seizures;

•	injunctions on sales;

•	refusal of FDA to review pending applications;

•	total or partial suspension of production;

•	withdrawal of prior marketing approvals or clearances; and

•	civil penalties and criminal prosecutions.
     Typically, our manufacturing contracts are short term. We are dependent upon renewing agreements with our existing manufacturers or finding replacement manufacturers to satisfy our requirements. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to outsource the manufacturing of our products on reasonable or acceptable terms.
     The underlying cost to us for manufacturing our products is established in our agreements with these outside manufacturers. Because of the short-term nature of these agreements, our expenses for manufacturing are not fixed and could change from contract to contract. If the cost of production increases, our gross margins could be negatively affected.
     In addition, we rely on outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis and in accordance with good manufacturing standards and applicable product specifications. As a result, we are subject to and have little or no control over delays and quality control lapses that our third-party manufacturers and suppliers may suffer. For example, in early May 2008, we became aware that our third-party manufacturer and supplier of SOLODYN® mistakenly filled at least one bottle labeled as SOLODYN® with a different pharmaceutical product. As a result of this occurrence, we initiated a voluntary recall of the two affected lots. We were able, however, to recoup some of our losses from this voluntary recall during 2009 as a result of an indemnification claim against the manufacturer.
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
We could experience difficulties in obtaining supplies of RESTYLANE®, RESTYLANE-LTM, PERLANE®, PERLANE-LTM, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM.
     The manufacturing process to create bulk non-animal stabilized hyaluronic acid necessary to produce RESTYLANE®, RESTYLANE-LTM, PERLANE®, PERLANE-LTM, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM products is technically complex and requires significant lead-time. Any failure by us to accurately forecast demand for finished product could result in an interruption in the supply of RESTYLANE®, RESTYLANE-LTM, PERLANE®, PERLANE-LTM, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM products and a resulting decrease in sales of the products.
     We depend exclusively on Q-Med for our supply of RESTYLANE®, RESTYLANE-LTM, PERLANE®, PERLANE-LTM, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM products. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a long-term license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, RESTYLANE-LTM, PERLANE®, PERLANE-LTM, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale, which would materially and adversely affect our results of operations.
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
     We estimate customer demand for our prescription products primarily through use of third-party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third-party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.
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
     To enable us to focus on our core marketing and sales activities, we selectively outsource certain non-sales and non-marketing functions, such as laboratory research, manufacturing and warehousing. As we expand our activities, we expect to expend additional financial resources in these areas. We typically do not enter into long-term manufacturing contracts with third-party manufacturers. Whether or not such contracts exist, we cannot assure you that we will be able to obtain adequate supplies of such services or products in a timely fashion, on acceptable terms, or at all.
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
     In addition to our desire to reduce the scope of our potential exposure to these types of claims, many of our customers require us to maintain product liability insurance as a condition of conducting business with us. We currently carry product liability insurance on a claims-made basis. Nevertheless, this insurance may not be sufficient to cover all claims made against us. Insurance coverage is expensive and may be difficult to obtain. As a result, we cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. If we are liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could cause our earnings and financial condition to suffer.
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
     The cost of insurance, including workers compensation, product liability and general liability insurance, has been relatively stable in recent years but may increase in the future. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.
DYSPORTTM, RESTYLANE® and PERLANE® are consumer products and as such, are susceptible to changes in popular trends and applicable laws, which could adversely affect sales or product margins of DYSPORTTM, RESTYLANE® and PERLANE®.
     DYSPORTTM, RESTYLANE® and PERLANE® are consumer products. If we fail to anticipate, identify or react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the treatment of glabellar lines, fine lines, wrinkles and deep facial folds, we may experience a decline in demand for DYSPORTTM, RESTYLANE® and PERLANE®. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports regarding the efficacy, safety or side effects of facial aesthetic products. Consumer perceptions of DYSPORTTM, RESTYLANE® and PERLANE® may be negatively impacted by these reports and other reasons.
     Demand for DYSPORTTM, RESTYLANE® and PERLANE® may be materially adversely affected by changing economic conditions. Generally, the costs of cosmetic procedures are borne by individuals without reimbursement from their medical insurance providers or government programs. Individuals may be less willing to incur the costs of these procedures in weak or uncertain economic environments, and demand for DYSPORTTM, RESTYLANE® and PERLANE® could be adversely affected.
The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.
     As discussed in our Form 10-K/A for the year ended December 31, 2007 filed with the SEC on November 10, 2008, and in Note 2 to our consolidated financial statements therein, we determined that our consolidated financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 should be restated due to an error in our interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as it applies to a component of our sales return reserve calculations. SFAS 48 is now part of ASC 605, Revenue Recognition (“ASC 605”). As a result of the restatement, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur accounting and legal costs as noted below.

•	As a result of the restatement, we have been named in a putative shareholder class action complaint, as discussed in Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies.” The plaintiffs in this consolidated lawsuit may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in this action or other potential actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

•	On January 21, 2009, we received a letter from a stockholder demanding that our Board of Directors take certain actions, including potentially legal action, in connection with the restatement of our consolidated financial statements in 2008, and threatening to pursue a derivative claim if our Board of Directors does not comply with the stockholder’s demands. We may receive similar letters from other stockholders. Our Board of Directors reviewed the letter during the course of 2009 and established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee were to conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in our best interest to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board any other appropriate action to be taken. The special committee engaged outside counsel to conduct an inquiry. The ultimate outcome of these potential actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.
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
     In connection with the restatement of our consolidated financial statements in 2008, management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of SFAS 48 (now part of ASC 605) as it applies to the calculation of sales return reserves. Management took steps to remediate the material weakness in our internal control over financial reporting and, as of December 31, 2008, management determined that the material weakness identified in 2008 had been remediated. There can be no assurance, however, that additional material weaknesses will not be identified in the future.
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
     The trend toward managed healthcare in the United States and the growth of managed care organizations could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. We cannot be certain that the reimbursement policies of these entities will be adequate for our pharmaceutical products to compete on a price basis. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be harmed, as could our business, financial condition, results of operations and cash flows.
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
     Sales representative activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the OIG of the Department of Health and Human Services, as well as state laws and regulations. We have established compliance program policies and training programs for our sales force, which we believe are appropriate. The OIG and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities.
Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the end of 2009 and that remain unresolved.
Item 2. Properties
     During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We occupied the new headquarter office space, which is located approximately one mile from our previous headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. We obtained possession of the leased premises and therefore began accruing rent expense during the first quarter of 2008. The term of the lease is twelve years. The average annual expense under the amended lease agreement is approximately $3.9 million. During the first quarter of 2008, we received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease. In 2008, upon vacating our previous headquarters facility, we recorded a charge for the estimated remaining net cost for the lease, net of potential sublease income, of $4.8 million. See Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingent Convertible Senior Notes and Other Long-Term Commitments”.
     During October 2006, we executed a lease agreement for additional headquarter office space, which is also located approximately one mile from our current headquarter office space in Scottsdale, Arizona to accommodate our current needs and future growth. Under this agreement, approximately 21,000 square feet of office space is being leased for a period of three years. In May 2007, we began occupancy of the additional headquarter office space. The lease expires in May 2010. We intend to extend the lease beyond May 2010.
     LipoSonix, now known as Medicis Technologies Corporation, presently leases approximately 24,700 square feet of office, laboratory and manufacturing space in Bothell, Washington, under a lease agreement that expires in October 2012.
     Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement, as extended, that expires in June 2010.
     Rent expense was approximately $3.6 million, $9.4 million and $2.5 million for 2009, 2008 and 2007, respectively. Rent expense for 2008 includes a $4.8 million charge for the estimated remaining net cost for our previous headquarters facility lease, net of potential sublease income.
Item 3. Legal Proceedings
     On November 20, 2009, we received a Paragraph IV Patent Certification from Barr, advising that Barr has filed a supplement to its earlier filed ANDA # 65-485 (“Barr ANDA Supplement”) with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Barr has not advised us as to the timing or status of the FDA’s review of its filing, or whether Barr has complied with FDA requirements for proving bioequivalence. Barr’s Paragraph IV Certification alleges that our ’838 Patent is invalid, unenforceable and/or will not be infringed by Barr’s manufacture, use, sale and/or importation of the products for which the Barr ANDA Supplement was submitted. On December 28, 2009, we filed suit against Barr/Teva, in the United States District Court for the District of Maryland seeking an adjudication that Barr/Teva has infringed one or more claims of the ’838 Patent by submitting to the FDA the Barr ANDA Supplement seeking marketing approval for generic SOLODYN® in its forms of 65mg and 115mg strengths. The relief we requested includes a request for a permanent injunction preventing Barr/Teva from infringing the ’838 Patent by selling generic versions of SOLODYN® in its forms of 65mg and 115mg strengths. As a result of the filing of the suit, we believe that the supplement to the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.
     On October 8, 2009, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed an ANDA with the FDA for generic SOLODYN® in its forms of 45mg, 90mg, and 135mg strengths. Lupin did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleged that Lupin’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of our ’838 Patent. On November 17, 2009, we filed suit against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting to the FDA an ANDA for generic SOLODYN® in its forms of 45mg, 90mg and 135mg strengths. The relief we requested includes a request for a permanent injunction preventing Lupin from infringing the ’838 Patent by selling generic versions of SOLODYN®. On November 24, 2009, we received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 (“Lupin ANDA Supplement/Amendment I”) with the FDA for generic SOLODYN ® in its form of 65mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that our ’838 Patent is invalid and/or will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the Lupin ANDA Supplement/Amendment I was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 23, 2009, we received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 (“Lupin ANDA Supplement/Amendment II”) with the FDA for generic SOLODYN ® in its form of 115mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that our ’838 Patent is invalid and/or will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the Lupin ANDA Supplement/Amendment II was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 28, 2009, we amended our complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic SOLODYN® in its form of 65mg strength. On February 2, 2010, we amended our complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic SOLODYN® in its form of 115mg strength.
     On September 21, 2009, we received a Paragraph IV Patent Certification from Glenmark advising that Glenmark has filed an ANDA with the FDA for a generic version of LOPROX® Gel. Glenmark did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Glenmark’s Paragraph IV Certification alleged that our U.S. Patent No. 7,018,656 (the “’656 Patent”) would not be infringed by Glenmark’s manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ’656 Patent is 2018. On November 14, 2009, we entered into a License and Settlement Agreement with Glenmark and its foreign corporate parent Glenmark Ltd. In connection with the License and Settlement Agreement, we and Glenmark agreed to terminate all legal disputes between us relating to LOPROX® Gel. In addition, Glenmark confirmed that certain of our patents relating to LOPROX® Gel are valid and enforceable, and cover Glenmark’s activities relating to its generic version of LOPROX® Gel under an ANDA. Subject to the terms and conditions contained in the License and Settlement Agreement, we also granted Glenmark a license to make and sell generic versions of LOPROX® Gel. Upon commercialization by Glenmark of generic versions of LOPROX® Gel, Glenmark will pay us a royalty based on sales of such generic products.
     On December 7, 2009, we entered into a Settlement Agreement (the “Paddock Settlement Agreement”) with Paddock Laboratories, Inc. (“Paddock”). In connection with the Paddock Settlement Agreement, we and Paddock agreed to settle all legal disputes between us relating to our LOPROX® Shampoo and we agreed to withdraw our complaint against Paddock pending in the U.S. District Court for the District of Arizona. In addition, Paddock confirmed that Paddock’s activities relating to its generic version of LOPROX® Shampoo are covered by our current and pending patent applications. Further, subject to the terms and conditions contained in the Paddock Settlement Agreement, we granted Paddock a non-exclusive, royalty-bearing license to make and sell limited quantities of its generic version of LOPROX® Shampoo.
     On May 8, 2009, we received a Paragraph IV Patent Certification from Glenmark advising that Glenmark has filed an ANDA with the FDA for a generic version of VANOS® cream. Glenmark has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Glenmark’s Paragraph IV Certification alleges that our ’001 Patent and 424 Patent will not be infringed by Glenmark’s manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ’424 Patent is 2023. On June 19, 2009, we filed a complaint for patent infringement against Glenmark in the United States District Court for the District of New Jersey. On July 14, 2009, Glenmark and Glenmark Ltd. answered our complaint, and filed counterclaims seeking a declaration that the patents we listed with the FDA for VANOS® cream were invalid and unenforceable, and would not be infringed by Glenmark’s generic version of VANOS®. On November 14, 2009, we entered into a license and settlement agreement with Glenmark Ltd. and Glenmark. In connection with the license and settlement agreement, we and Glenmark agreed to terminate all legal disputes between us relating to VANOS®. In addition, Glenmark confirmed that certain of our patents relating to VANOS® cream are valid and enforceable, and cover Glenmark’s activities relating to its generic versions of VANOS® cream under its ANDA. Further, subject to the terms and conditions contained in the license and settlement agreement, we granted Glenmark, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products. Upon commercialization by Glenmark of generic versions of VANOS® products, Glenmark will pay us a royalty based on sales of such generic products.
     On May 6, 2009, we received a Paragraph IV Patent Certification from Ranbaxy advising that Ranbaxy had filed an ANDA with the FDA for generic SOLODYN® in its form of 135mg strength. Ranbaxy did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleged that Ranbaxy’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of our ’838 Patent. On June 11, 2009, we filed suit against Ranbaxy in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the ’838 Patent by submitting the above ANDA to the FDA. The relief we requested included a request for a permanent injunction preventing Ranbaxy from infringing the ’838 Patent by selling a generic version of SOLODYN®. Ranbaxy has answered that the ’838 Patent is not infringed, is invalid, and/or is unenforceable. On January 5, 2010, we received a Paragraph IV Patent Certification from Ranbaxy advising that Ranbaxy has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-118 (“Ranbaxy ANDA Supplement/Amendment”) with the FDA for generic SOLODYN® in its forms of 45mg and 90mg strengths. Ranbaxy has not advised us as to the timing or status of the FDA’s review of its filing, or whether Ranbaxy has complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleges that our ’838 Patent is invalid, unenforceable, and/or will not be infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the Ranbaxy ANDA Supplement/Amendment was submitted. Ranbaxy’s Paragraph IV Certification also alleges that our ‘347 Patent or ‘373 Patent is not infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the Ranbaxy ANDA Supplement/Amendment was submitted. Ranbaxy’s submission as to the 45mg and 90mg strengths amends an ANDA already subject to a 30-month stay. As such, we believe that the Ranbaxy ANDA Supplement/Amendment cannot be approved by the FDA until after the expiration of the 30-month period or in the event of a court decision holding that the patents are invalid or not infringed. On February 16, 2010, we filed a complaint against Ranbaxy in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the patents by submitting the Ranbaxy ANDA Supplement/Amendment for generic SOLODYN® in its forms of 45mg and 90mg strengths.
     On June 23, 2009, the Company and IMPAX entered into a Settlement Agreement (the “IMPAX Settlement Agreement”) and Amendment No. 2 to the License and Settlement Agreement initially entered into between IMPAX and the Company. In conjunction with the IMPAX Settlement Agreement, both IMPAX and the Company released, acquitted, covenanted not to sue and forever discharged one another and their affiliates from any and all liabilities relating to the litigation stemming from the initial License and Settlement Agreement between IMPAX and the Company.
     A third party has requested that the USPTO conduct an Ex Parte Reexamination of the ’838 Patent. The USPTO granted this request. In March 2009, the USPTO issued a non-final office action in the reexamination of the ’838 Patent. On May 13, 2009, Medicis’ filed its response to the non-final office action with the USPTO, canceling certain claims and adding amended claims. On November 13, 2009, we received a second non-final office action from the USPTO in the reexamination of the ’838 Patent. The latest office action rejects certain claims of the ’838 Patent. On January 8, 2010, the Company filed its response to the non-final office action with the USPTO. Reexamination can result in confirmation of the validity of all of a patent’s claims, the invalidation of all of a patent’s claims, or the confirmation of some claims and the invalidation of others. We cannot guarantee the outcome of the reexamination. It is possible that one or more of our patents covering SOLODYN® may be found invalid or narrowed in scope as the result of the pending reexamination or a future reexamination by the USPTO. If the USPTO’s action leads the court in a SOLODYN® patent infringement suit, including the suits described in this Report, to hold that the patent for SOLODYN® is invalid or not infringed, such a holding would permit the FDA to lift the 30-month stay on approval of ANDAs for generic versions of SOLODYN®.
     On January 13, 2009, we filed suit against Mylan, Matrix, Matrix Laboratories Inc., Sandoz, and Barr (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of our ’838 Patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief we requested includes a request for a permanent injunction preventing Defendants from infringing the ’838 Patent by selling generic versions of SOLODYN®. Mylan has answered that the ’838 Patent is not infringed and/or invalid. On March 18, 2009, we entered into a settlement agreement with Barr, a subsidiary of Teva, whereby all legal disputes between us and Teva relating to SOLODYN® were terminated and whereby Teva agreed that our patent related to SOLODYN® valid, and enforceable and cover Teva’s activities relating to its generic SOLODYN®. As part of the settlement, Teva agreed to immediately stop all further shipments of its generic SOLODYN® product. On March 30, 2009, the Delaware Court dismissed the claims between us and Matrix Laboratories Inc. without prejudice, pursuant to a stipulation between us and Matrix Laboratories Inc. On August 18, 2009, we entered into a Settlement Agreement with Sandoz whereby all legal disputes between us and Sandoz relating to SOLODYN® were terminated and where Sandoz agreed that our patents related to SOLODYN® are valid and enforceable, and cover Sandoz’s activities relating to its generic SOLODYN®

product under ANDA #90-422. Sandoz agreed to be permanently enjoined from any further distribution of generic SOLODYN®.
     On February 1, 2010, we received a Paragraph IV Patent Certification from Sandoz, advising that Sandoz has filed a supplement to its earlier filed ANDA #91-422 (“Sandoz ANDA Supplement”) with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Sandoz has not advised us as to the timing or status of the FDA’s review of its filing, or whether Sandoz has complied with FDA requirements for proving bioequivalence. Sandoz’s Paragraph IV Certification alleges that the ’838 Patent will not be infringed by Sandoz’s manufacture, importation, use, sale and/or offer for sale of the products for which the ANDA Supplement was submitted because it has been granted a patent license by us for the ’838 Patent.
     On January 21, 2009, we received a letter from an alleged stockholder demanding that our Board of Directors take certain actions, including potentially legal action, in connection with the restatement of our consolidated financial statements in 2008. The letter states that, if the Board of Directors does not take the demanded action, the alleged stockholder will commence a derivative action on behalf of us. Our Board of Directors reviewed the letter during the course of 2009 and established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the allegations in the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee were to conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in the best interest of us and our shareholders to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board of Directors any other appropriate action to be taken. The special committee engaged outside counsel to assist with the investigation.
     On October 3, 10 and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased our securities during the period between October 30, 2003, and approximately September 24, 2008. The Court has consolidated these actions into a single proceeding and appointed a lead plaintiff and lead plaintiff’s counsel. On May 18, 2009, the lead plaintiff filed an amended complaint. The amended complaint names as defendants Medicis Pharmaceutical Corp. and our Chief Executive Officer and Chairman of the Board, Jonah Shacknai, our Chief Financial Officer, Executive Vice President and Treasurer, Richard D. Peterson, our Chief Operating Officer and Executive Vice President, Mark A. Prygocki, and our independent auditors, Ernst & Young LLP. The claims alleged in the amended complaint arose in connection with the restatement of our annual, transition, and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. The amended complaint alleges violations of federal securities laws, (Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5), based on alleged material misrepresentations to the market that allegedly had the effect of artificially inflating the market price of our stock. The amended complaint sought to recover unspecified damages and costs, including counsel and expert fees. On July 17, 2009, we and the other defendants filed motions to dismiss the amended complaint in its entirety on various grounds. The lead plaintiff filed an opposition to the motions to dismiss on August 31, 2009, and we and the other defendants filed reply memoranda in support of the motions to dismiss on October 15, 2009. On December 2, 2009, the court dismissed the consolidated amended complaint without prejudice, permitting the lead plaintiff the opportunity to replead. On January 18, 2010, the lead plaintiff filed a second amended complaint. On February 19, 2010, we and the other defendants filed motions to dismiss the second amended complaint in its entirety on various grounds. We will continue to vigorously defend the claims in these consolidated matters. There can be no assurance, however, that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
     In addition to the matters discussed above, we and certain of our subsidiaries are parties to other actions and proceedings incident to our business, including litigation regarding our intellectual property, challenges to the enforceability or validity of our intellectual property and claims that our products infringe on the intellectual property rights of others. We record contingent liabilities resulting from claims against us when it is probable (as that word is defined in ASC 450, Contingencies) that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In all of the cases noted where we are the defendant, we believe we have meritorious defenses to the claims in these actions and resolution of these matters will not have a material adverse effect on our business, financial condition, or results of operation; however, the results of the proceedings are uncertain, and there can be no assurance to that effect.
     The information set forth under “Legal Matters” in Note 12 in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules,” is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” in Item 1A of this Report.

Item 4.	Reserved
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Description of Registrant’s Securities, Price Range of Common Stock and Dividends Declared
     Our Class A common stock trades on the New York Stock Exchange under the symbol “MRX”. The following table sets forth the high and low sale prices for our Class A common stock on the New York Stock Exchange for the fiscal periods indicated:

	HIGH	LOW	DIVIDENDS DECLARED

YEAR ENDED DECEMBER 31, 2009
First Quarter	$15.59	$7.85	$0.04
Second Quarter	16.74	11.61	0.04
Third Quarter	22.40	14.70	0.04
Fourth Quarter	27.82	20.48	0.04

YEAR ENDED DECEMBER 31, 2008
First Quarter	$27.02	$18.51	$0.04
Second Quarter	24.49	18.84	0.04
Third Quarter	22.10	13.60	0.04
Fourth Quarter	15.19	9.66	0.04
     On February 23, 2010, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $22.78 per share. As of such date, there were approximately 180 holders of record of Class A common stock.
Dividend Policy
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $46.6 million on our common stock. In addition, on December 16, 2009, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on January 29, 2010 to our stockholders of record at the close of business on January 4, 2010. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

     Our 1.5% Contingent Convertible Senior Notes due 2033 require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made. As of December 31, 2009, $181,000 of our 1.5% Contingent Convertible Senior Notes was outstanding.
Recent Sales of Unregistered Securities
     None.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2009, about compensation plans under which shares of our common stock may be issued to employees, consultants or non-employee directors of our Board of Directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans include our 2006 Incentive Plan, our 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, in which all of our employees and non-employee directors are eligible to participate, and our 2002 Stock Option Plan, in which our employees are eligible to participate but our non-employee directors and officers may not participate. Restricted stock grants may only be made from our 2006 and 2004 Plans. No further shares are available for issuance under the 2001 Senior Executive Restricted Stock Plan.

				Number of securities
				remaining available for
		Number of securities	Weighted-average	future issuance under
		to be issued upon	exercise price	equity compensation
		exercise of	of outstanding	plans (excluding
		outstanding options,	options, warrants	securities reflected in
		warrants and rights	and rights	column a)
Plan Category	Date	(a)	(b)	(c)

Plans approved by stockholders (1)	12/31/2009	6,332,755	$28.70	2,818,071
Plans not approved by stockholders (2)	12/31/2009	2,921,092	$30.40	—

Total		9,253,847	$29.24	2,818,071

(1)	Represents options outstanding and shares available for future issuance under the 2006 Incentive Plan. Also includes options outstanding under the 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, which have been terminated as to future grants.

(2)	Represents the 2002 Stock Option Plan, which was implemented by our board in November 2002. The 2002 Plan was terminated on May 23, 2006 as part of the stockholders’ approval of the 2006 Incentive Plan, and no options can be granted from the 2002 Plan after May 23, 2006. Options previously granted from this plan remain outstanding and continue to be governed by the rules of the plan. The 2002 Plan was a non-stockholder approved plan under which non-qualified incentive options have been granted to our employees and key consultants who are neither our executive officers nor our directors at the time of grant. The board authorized 6,000,000 shares of common stock for issuance under the 2002 Plan. The option price of the options is the fair market value, defined as the closing quoted selling price of the common stock on the date of the grant. No option granted under the 2002 Plan has a term in excess of ten years, and each will be subject to earlier termination within a specified period following the optionee’s cessation of service with us. As of December 31, 2009, the weighted average term to expiration of these options is 3.8 years. Each granted option vests in one or more installments over a period of five years. However, the options will vest on an accelerated basis in the event we experience a change of control (as defined in the 2002 Plan).
     As of February 23, 2010, there were 9,223,782 shares subject to issuance upon exercise of outstanding options or awards under all of our equity compensation plans, at a weighted average exercise price of $29.23, and with a weighted average remaining life of 2.8 years. In addition, as of February 23, 2010, there were 1,888,950 unvested shares of restricted stock outstanding under all of our equity compensation plans. As of February 23, 2010, there were 2,852,360 shares available for future issuance under those plans.

Item 6.	Selected Financial Data
     The following table sets forth selected consolidated financial data for the year ended December 31, 2009, 2008, 2007 and 2006. The data for the year ended December 31, 2009, 2008, 2007 and 2006 is derived from our audited consolidated financial statements and accompanying notes. The comparability of the periods presented is impacted by certain product rights and business acquisitions and dispositions. Gross profit does not include amortization of our intangible assets.

	Year		Year		Year		Year
	Ended		Ended		Ended		Ended
	Dec. 31, 2009		Dec. 31, 2008		Dec. 31, 2007		Dec. 31, 2006
			(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$561,761		$500,977		$441,868		$377,548
Net contract revenues	10,154		16,773		15,526		15,617

Net revenues	571,915		517,750		457,394		393,165
Gross profit (a)	515,082		479,036		401,284		347,059
Operating expenses:
Selling, general and administrative	282,950	(b)	279,768	(e)	242,633	(i)	202,457 (k)
Research and development	71,765	(c)	99,916	(f)	39,428	(j)	161,837 (l)
Depreciation and amortization	29,047		27,698		24,548		23,048
In-process research and development	—		30,500	(g)	—		—
Impairment of intangible assets	—		—		4,067		52,586

Total operating expenses	383,762		437,882		310,676		439,928

Operating income	131,320		41,154		90,608		(92,869)
Other:
Interest and investment (income) expense, net	(3,403)		(16,722)		(28,372)		(20,147)
Other income, net	(867	)(d)	15,470	(h)	—		—
Income tax expense	59,639		32,130		48,544		(24,570)

Net income	$75,951		$10,276		$70,436		$(48,152)

Basic net income per share	$1.29		$0.18		$1.25		$(0.88)

Diluted net income per share	$1.21		$0.18		$1.07		$(0.88)

Cash dividend declared per common share	$0.16		$0.16		$0.12		$0.12

Basic common shares outstanding	57,252		56,567		55,988		54,688

Diluted common shares outstanding	63,172		56,567		71,179		54,688

(a)	Amounts exclude $22.4 million, $21.5 million, $21.6 million, and $20.0 million of amortization expense related to acquired intangible assets for the year ended December 31, 2009, 2008, 2007 and 2006, respectively.

(b)	Includes approximately $18.1 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Includes $12.0 million paid to IMPAX related to a development agreement, $10.0 million paid to Revance related to a license agreement, $5.0 million paid to Glenmark related to a development agreement, $5.0 million paid to Perrigo related to a development agreement and approximately $1.1 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Includes a $2.9 million reduction in the carrying value of our investment in Revance as a result of a reduction in the net realizable value of the investment using the hypothetical liquidation at book value approach and a $2.2 million gain on the sale of Medicis Pediatrics to BioMarin. See Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

(e)	Includes approximately $16.3 million of compensation expense related to stock options and restricted stock and $4.8 million of lease exit costs related to our previous headquarters facility.

(f)	Includes $40.0 million paid to IMPAX related to a development agreement and $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORTTM and approximately $0.3 million of compensation expense related to stock options and restricted stock.

(g)	In-process research and development expense of $30.5 million is related to our acquisition of LipoSonix.

(h)	Represents a $9.1 million reduction in the carrying value of our investment in Revance as a result of a reduction in the net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008, and a $6.4 million other-than-temporary impairment loss recognized related to our auction-rate securities investments.

(i)	Includes approximately $21.0 million of compensation expense related to stock options and restricted stock, $2.2 million of professional fees related to a strategic collaboration with Hyperion Therapeutics, Inc. and $1.3 million of professional fees related to a strategic collaboration agreement with Revance.

(j)	Includes approximately $8.0 million related to our option to acquire Revance or to license Revance’s topical product currently under development and approximately $0.1 million of compensation expense related to stock options and restricted stock.

(k)	Includes approximately $24.5 million of compensation expense related to stock options and restricted stock, $10.2 million related to a loss contingency for a legal matter and $1.8 million related to a settlement of a dispute related to our merger with Ascent.

(l)	Includes approximately $125.2 million paid to Ipsen related to the DYSPORTTM development and distribution agreement and approximately $1.6 million of compensation expense related to stock options and restricted stock.

	DECEMBER 31,
	2009	2008		2007	2006
		(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$528,280	$343,885	(a)	$794,680	$554,261	(b)
Working capital	434,639	307,635		422,971	323,070
Long-term investments	25,524	55,333		17,072	130,290
Total assets	1,172,198	973,434		1,213,411	1,122,720
Current portion of long-term debt	—	—		283,910	169,155
Long-term debt	169,326	169,326		169,145	283,910
Stockholders’ equity	695,259	603,694		583,301	475,520

	Year Ended
	Dec. 31, 2009		Dec. 31, 2008		Dec. 31, 2007		Dec. 31, 2006
			(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$177,885	(c)	$45,770	(d)	$158,944	(e)	$(40,963)	(f)
Net cash (used in) provided by investing activities	(62,226)		220,091	(g)	(269,486)	(h)	(216,915)
Net cash provided by (used in) financing activites	6,953		(287,314)	(i)	14,470		14,278

(a)	Decrease in cash, cash equivalents and short-term investments from December 31, 2007 to December 31, 2008 primarily due to the repurchase of $283.7 million of our 1.5% Contingent Convertible Senior Notes,our $150.0 million acquisition of LipoSonix, $40.0 million paid to IMPAX related to a development agreement, $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORTTM, and payments totaling $87.8 million for income taxes during 2008.

(b)	Decrease in cash, cash equivalents and short-term investments from December 31, 2005 to December 31, 2006 primarily due to payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of DYSPORTTM, payment of the $27.4 million contingent payment related to the merger with Ascent, and payments totaling $35.7 million for income taxes during 2006. In addition, approximately $130.3 million of our available-for-sale investments have been treated as long-term assets as of December 31, 2006, based on their expected maturities.

(c)	Net cash provided by operating activities for the year ended December 31, 2009 is net of $12.0 million paid to IMPAX related to a development agreement, $10.0 million paid to Revance related to a license agreement, $5.0 million paid to Glenmark related to a development agreement and $5.0 million paid to Perrigo related to a development agreement.

(d)	Net cash provided by operating activities for the year ended December 31, 2008 is net of $40.0 million paid to IMPAX related to a development agreement and $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORTTM.

(e)	Net cash provided by operating activities for the year ended December 31, 2007 is net of $8.0 million of the $20.0 million payment to Revance, representing the residual value of the option to acquire Revance or to license Revance’s topical product currently under development, included in research and development expense.

(f)	Net cash used in operating activities for the year ended December 31, 2006 included payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of DYSPORTTM.

(g)	Net cash provided by investing activities for the year ended December 31, 2008 included $150.0 million of cash used for our acquisition of LipoSonix.

(h)	Net cash used in investing activities for the year ended December 31, 2007 includes a $12.0 million investment in Revance, representing the fair value of the investment in Revance at the time of the investment.

(i)	Net cash used in financing activities for the year ended December 31, 2008 includes the repurchase of $283.7 million of our 1.5% Contingent Convertible Senior Notes.

     The following table sets forth selected consolidated financial data for the year ended December 31, 2005, the Transition Period, the corresponding six-month period in 2004, and the year ended June 30, 2005. The data for the Transition Period and the year ended June 30, 2005 is derived from our audited consolidated financial statements and accompanying notes, while the data for the year ended December 31, 2005 and the six-month period ended December 31, 2004 is derived from our unaudited consolidated financial statements. The comparability of the periods presented is impacted by certain product rights and business acquisitions and dispositions. Gross profit does not include amortization of our intangible assets.

							Fiscal
			Transition		Six Months		Year Ended
	Year Ended		Period Ended		Ended		June 30,
	Dec. 31, 2005		Dec. 31, 2005		Dec. 31, 2004		2005
	(unaudited)				(unaudited)
			(in thousands, except per share amounts)
Statements of Income Data:
Net product revenues	$306,735		$156,963		$144,116		$293,888
Net contract revenues	46,002		8,385		34,168		71,785

Net revenues	352,737		165,348		178,284		365,673
Gross profit (a)	297,000		139,583		148,859		307,548
Operating expenses:
Selling, general and administrative	146,158	(b)	78,535	(f)	63,305	(h)	130,927	(j)
Research and development	42,903	(c)	22,367	(g)	45,140	(i)	65,676	(k)
Depreciation and amortization	24,548		12,420		10,222		22,350
Impairment of intangible assets	9,171		9,171		—		—

Total operating expenses	222,780		122,493		118,667		218,953

Operating income	74,220		17,090		30,192		88,595
Other:
Interest and investment (income) expense, net	(5,804)		(4,726)		248		(830)
Other income, net	(59,801)	(d)	(59,801)	(d)	—		—
Income tax expense	49,551		29,811		10,377		30,996

Net income	$90,274		$51,806		$19,567		$58,429

Basic net income per share	$1.66		$0.95		$0.35		$1.06

Diluted net income per share	$1.39	(e)	$0.79		$0.32		$0.92

Cash dividend declared per common share	$0.12		$0.06		$0.06		$0.12

Basic common shares outstanding	54,290		54,323		55,972		55,196

Diluted common shares outstanding	69,558	(e)	69,772		72,160		70,909

(a)	Amounts exclude $21.6 million, $10.9 million, $8.9 million and $19.6 million for amortization expense related to acquired intangible assets in the year ended December 31, 2005, the Transition Period, the six months ended December 31, 2004 and fiscal 2005, respectively.

(b)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $6.0 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended June 30, 2005 and three months ended September 30, 2005.

(c)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(d)	Represents a termination fee of $90.5 million received from Inamed upon the termination of the proposed merger with Inamed, net of a termination fee paid to an investment banker and the expensing of accumulated transactions costs of $27.0 million, and integration costs incurred during the three months ended December 31, 2005 of $3.7 million.

(e)	Diluted net income per common share for the unaudited year ended December 31, 2005 was calculated by using the average of the periodic diluted common shares outstanding during the year. For the period from January 1, 2005 to June 30, 2005, diluted common shares outstanding was calculated using APB Opinion No. 25, while for the period from July 1, 2005 to December 31, 2005, diluted common shares outstanding was calculated using SFAS 123R. The Company adopted SFAS No. 123R effective July 1, 2005.

(f)	Includes approximately $13.9 million of compensation expense related to stock options and restricted stock recognized during the Transition Period and approximately $0.7 million of integration planning costs incurred related to the proposed Inamed transaction during the three months ended September 30, 2005.

(g)	Includes approximately $11.9 million related to a research and development collaboration with Dow and approximately $1.0 million of compensation expense related to stock options and restricted stock.

(h)	Includes approximately $1.3 million of professional fees related to research and development collaborations with Ansata and Q-Med.

(i)	Includes $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of RESTYLANE SUBQTM.

(j)	Includes approximately $5.3 million of business integration planning costs related to the proposed merger with Inamed, and approximately $1.3 million of professional fees related to research and development collaborations with AAIPharma, Ansata and Q-Med.

(k)	Includes approximately $8.3 million paid to AAIPharma related to a research and development collaboration, $5.0 million paid to Ansata related to an exclusive development and license agreement and $30.0 million paid to Q-Med related to an exclusive license agreement for the development of RESTYLANE SUBQTM.
        The cash flow data for the year ended December 31, 2005 and the six months ended December 31, 2004, is unaudited.

	December 31,	June 30,
	2005	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$742,532	$603,568
Working capital	630,951	530,850
Total assets	1,196,354	1,095,087
Long-term debt	453,065	453,065
Stockholders’ equity	481,751	416,891

				Fiscal
	Year		Six Months	Year Ended
	Ended	Transition	Ended	June 30,
	Dec. 31, 2005	Period	Dec. 31, 2004	2005
	(unaudited)		(unaudited)
		(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$232,506 (a)	$147,990 (a)	$45,465	$129,981
Net cash provided by investing activities	187,994	123,665	76,158	140,487
Net cash used in financing activities	(5,137)	(2,792)	(137,447)	(139,793)

(a)	Net cash provided by operating activities for the year ended December 31, 2005 and the Transition Period included a $90.5 million termination fee received from Inamed related to the termination of a proposed merger.

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
Executive Summary
     We are a leading independent specialty pharmaceutical company focused primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological and aesthetic conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions and began commercial efforts in Europe with our acquisition of LipoSonix in July 2008. We offer a broad range of products addressing various conditions or aesthetics improvements, including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, non-invasive body sculpting technology and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. Our non-acne dermatological product lines include DYSPORTTM, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. Our non-dermatological product lines include AMMONUL®, BUPHENYL® and the LIPOSONIXTM system. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Financial Information About Segments
     We operate in one business segment: pharmaceuticals. Our current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. Information on revenues, operating income, identifiable assets and supplemental revenue of our business franchises appears in the consolidated financial statements included in Item 8 hereof.
Key Aspects of Our Business
     We derive a majority of our revenue from our primary products: DYSPORTTM, PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. We believe that sales of our primary products will constitute a significant portion of our revenue for 2010.
     We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate high integrity relationships of trust and confidence with the foremost dermatologists and the leading plastic surgeons in the U.S. We rely on third parties to manufacture our products (except for the LIPOSONIXTM system).
     We estimate customer demand for our prescription products primarily through use of third-party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data and, coupled with certain proprietary information, prepare demand forecasts that are the basis for our purchase orders for finished and component inventory from our third-party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for our products. Overestimates of demand and sudden changes in market conditions may result in excessive inventory production and underestimates may result in inadequate supply of our products in channels of distribution.
     We schedule our inventory purchases to meet anticipated customer demand. As a result, miscalculation of customer demand or relatively small delays in our receipt of manufactured products could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term.
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65-75% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. As a result of certain modifications made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products DYSPORTTM, PERLANE® and RESTYLANE®, we began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
Recent Developments
     As described in more detail below, the following significant events and transactions occurred during 2009, and affected our results of operations, our cash flows and our financial condition:
-	Asset Purchase and Development Agreement and License and Settlement Agreements with Glenmark;

-	FDA approval of additional strengths of SOLODYN®;

-	License Agreement with Revance;

-	License and Settlement Agreement and Joint Development Agreement with Perrigo;

-	FDA approval of DYSPORTTM;

-	Sale of Medicis Pediatrics;

-	Teva’s launch of a generic to SOLODYN®, our settlement agreement with Teva and the impact of the launch on our sales reserves;

-	Clinical milestone payments related to our collaboration with IMPAX;

-	Reduction in the carrying value of our investment in Revance; and

-	Obtainment of a CE Mark verification for the LIPOSONIXTM system in Europe and Health Canada’s approval of LIPOSONIXTM system sales in Canada.
Asset Purchase and Development Agreement and License and Settlement Agreements with Glenmark
     On November 14, 2009, we entered into an Asset Purchase and Development Agreement with Glenmark Generics Ltd. and Glenmark Generics Inc., USA (collectively, “Glenmark”) (the “Glenmark Asset Purchase and Development Agreement”) and two License and Settlement Agreements with Glenmark (one, the “Vanos License and Settlement Agreement, the other, the “Loprox License and Settlement Agreement” and, collectively, the “Glenmark License and Settlement Agreements”) with Glenmark.
     In connection with the Glenmark Asset Purchase and Development Agreement, we purchased from Glenmark the North American rights of a dermatology product currently under development, including the underlying technology and regulatory filings. In accordance with terms of the agreement, we made a $5.0 million payment to Glenmark upon closing of the transaction, and will make additional payments to Glenmark of up to $7.0 million upon the achievement of certain development and regulatory milestones. We will make royalty payments to Glenmark on sales of the product. The initial $5.0 million payment was recognized as research and development expense during the three months ended December 31, 2009.
     In connection with the Glenmark License and Settlement Agreements, we and Glenmark agreed to terminate all legal disputes between us relating to our VANOS® (fluocinonide) Cream 0.1% and LOPROX® Gel. In addition, Glenmark confirmed that certain of our patents relating to VANOS® and LOPROX® are valid and enforceable, and cover Glenmark’s activities relating to its generic versions of VANOS® and LOPROX® Gel under ANDAs. Further, subject to the terms and conditions contained in the Vanos License and Settlement Agreement, we granted Glenmark, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products. Upon commercialization by Glenmark of generic versions of VANOS® products, Glenmark will pay us a royalty based on sales of such generic products. Subject to the terms and conditions contained in the Loprox License and Settlement Agreement, we also granted Glenmark a license to make and sell generic versions of LOPROX® Gel. Upon commercialization by Glenmark of generic versions of LOPROX® Gel, Glenmark will pay us a royalty based on sales of such generic products. In accordance with the terms of the Glenmark License and Settlement Agreements, we paid Glenmark $0.3 million for attorneys’ fees incurred by Glenmark related to the legal disputes. The $0.3 million payment was recognized as selling, general and administrative expense during the three months ended December 31, 2009.
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
License Agreement with Revance
     On July 28, 2009, we and Revance, a privately-held, venture-backed development-stage company, entered into a license agreement granting us worldwide aesthetic and dermatological rights to Revance’s novel, investigational, injectable botulinum toxin type A product, referred to as “RT002”, currently in pre-clinical studies. The objective of the RT002 program is the development of a next-generation neurotoxin with favorable duration of effect and safety profiles.
     Under the terms of the agreement, we paid Revance $10.0 million upon execution of the agreement, and will pay additional potential milestone payments totaling approximately $94 million upon successful completion of certain clinical, regulatory and commercial milestones, and a royalty based on sales and supply price, the total of which is equivalent to a double-digit percentage of net sales. The initial $10.0 million payment was recognized as research and development expense during the three months ended September 30, 2009.

License and Settlement Agreement and Joint Development Agreement with Perrigo
     On April 8, 2009, we entered into a License and Settlement Agreement (the “Perrigo License and Settlement Agreement”) and a Joint Development Agreement (the “Perrigo Joint Development Agreement”) with Perrigo Israel Pharmaceuticals Ltd. Perrigo Company was also a party to the Perrigo License and Settlement Agreement. Perrigo Israel Pharmaceuticals Ltd. and Perrigo Company are collectively referred to as “Perrigo.”
     In connection with the Perrigo License and Settlement Agreement, we and Perrigo agreed to terminate all legal disputes between us relating to our VANOS® (fluocinonide) Cream 0.1%. On April 17, 2009, the Court entered a consent judgment dismissing all claims and counterclaims between us and Perrigo, and enjoining Perrigo from marketing a generic version of VANOS® other than under the terms of the settlement agreement. In addition, Perrigo confirmed that certain of our patents relating to VANOS® are valid and enforceable, and cover Perrigo’s activities relating to its generic product under ANDA #090256. Further, subject to the terms and conditions contained in the Perrigo License and Settlement Agreement:
•	we granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products; and

•	when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay us a royalty based on sales of such generic products.

Pursuant to the Perrigo Joint Development Agreement, subject to the terms and conditions contained therein:

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
     During the three months ended September 30, 2009, a development milestone was achieved, and we made a $2.0 million payment to Perrigo pursuant to the Perrigo Joint Development Agreement. The $3.0 million up-front payment and the $2.0 million development milestone payment was recognized as research and development expense during the three months ended June 30, 2009 and September 30, 2009, respectively.
FDA approval of DYSPORTTM
     On April 29, 2009, the FDA approved the Biologics License Application (“BLA”) for DYSPORTTM, an acetylcholine release inhibitor and a neuromuscular blocking agent. The approval includes two separate indications, the treatment of cervical dystonia in adults to reduce the severity of abnormal head position and neck pain, and the temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. RELOXIN®, which was the proposed U.S. name for Ipsen’s botulinum toxin product for aesthetic use, is now marketed under the name of DYSPORTTM. Ipsen markets DYSPORTTM in the U.S. for the therapeutic indication (cervical dystonia), while Medicis began marketing DYSPORTTM in the U.S. during June 2009 for the aesthetic indication (glabellar lines).
     In March 2006, Ipsen granted us the rights to develop, distribute and commercialize Ipsen’s botulinum toxin product for aesthetic use in the U.S., Canada and Japan. In accordance with the agreement, we paid Ipsen $75.0 million during the second quarter of 2009 as a result of the approval by the FDA. The $75.0 million payment was capitalized into intangible assets in our consolidated balance sheet. We will pay Ipsen a royalty based on sales and a supply price, as defined under the agreement.
Sale of Medicis Pediatrics
     On June 10, 2009, we, Medicis Pediatrics, Inc. (“Medicis Pediatrics,” formerly known as Ascent Pediatrics, Inc.), a wholly-owned subsidiary of Medicis, and BioMarin Pharmaceutical Inc. (“BioMarin”) entered into an amendment to the Securities Purchase Agreement (the “BioMarin Securities Purchase Agreement”), dated as of May 18, 2004 and amended on January 12, 2005, by and among, Medicis Pediatrics, BioMarin and BioMarin Pediatrics Inc., a wholly-owned subsidiary of BioMarin that previously merged into BioMarin, and us. The amendment was effected to accelerate the closing of BioMarin’s option under the BioMarin Securities Purchase Agreement to purchase from us all of the issued and outstanding capital stock of Medicis Pediatrics (the “Option”), which was previously expected to close in August 2009. In accordance with the amendment, the parties consummated the closing of the Option on June 10, 2009 (the “BioMarin Option Closing”). The aggregate cash consideration paid to us in conjunction with the BioMarin Option Closing was approximately $70.3 million and the purchase was completed substantially in accordance with the previously disclosed terms of the BioMarin Securities Purchase Agreement.
     As a result of the BioMarin Option Closing, we recognized a pretax gain of $2.2 million during the three months ended June 30, 2009, which is included in other (income) expense, net, in the accompanying consolidated statements of income for the year ended December 31, 2009. Because of the difference between our book and tax basis of goodwill in Medicis Pediatrics, the transaction resulted in a $24.8 million gain for income tax purposes, and, accordingly, we recorded a $9.0 million income tax provision during the three months ended June 30, 2009, which is included in income tax expense in the accompanying consolidated statements of operations for the year ended December 31, 2009.
Teva’s launch of a generic to SOLODYN®, our settlement agreement with Teva, and the impact of the launch on our sales reserves
     On March 17, 2009, Teva Pharmaceutical Industries Ltd. (“Teva”) was granted final approval by the FDA for its ANDA #065485 to market its generic version of 45mg, 90mg and 135mg SOLODYN® Extended Release Tablets. Teva commenced shipment of this product immediately after the FDA’s approval of the ANDA.
     On March 18, 2009, we entered into a Settlement Agreement with Teva whereby all legal disputes between us and Teva relating to SOLODYN® were terminated. Pursuant to the agreement, Teva confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Teva’s activities relating to its generic SOLODYN® product. As part of the settlement, Teva agreed to immediately stop all further shipments of its generic SOLODYN® product. We agreed to release Teva from liability arising from any prior sales of its generic SOLODYN® product, which were not authorized by Medicis. Under terms of the agreement, Teva has the option to market its generic versions of 45mg, 90mg and 135mg SOLODYN® Extended Release Tablets under the SOLODYN® patent rights belonging to us in November 2011, or earlier under certain conditions.
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
Clinical milestone payments related to our collaboration with IMPAX
     On November 26, 2008, we entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX. In connection with the License and Settlement Agreement, we and IMPAX agreed to terminate all legal disputes between us relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #090024. Under the terms of the License and Settlement Agreement, IMPAX has a license to market its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® patent rights belonging to us upon the occurrence of certain events. Upon launch of its generic formulations of SOLODYN®, IMPAX may be required to pay us a royalty, based on sales of those generic formulations by IMPAX under terms described in the License and Settlement Agreement. Under the Joint Development Agreement, we and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, we made an initial payment of $40.0 million upon execution of the agreement. During the three months ended March 31, 2009, September 30, 2009, and December 31, 2009, we paid IMPAX $5.0 million, $5.0 million and $2.0 million, respectively, upon the achievement of three separate clinical milestones, in accordance with terms of the agreement. In addition, we are required to pay up to $11.0 million upon successful completion of certain other clinical and commercial milestones. We will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by us upon approval by the FDA. We will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA. The $40.0 million initial payment was recognized as a charge to research and development expense during the three months ended December 31, 2008, and the three separate $5.0 million, $5.0 million and $2.0 million clinical milestone achievement payments were recognized as a charge to research and development expense during the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, respectively.
Reduction in the carrying value of our investment in Revance
     On December 11, 2007, we announced a strategic collaboration with Revance, whereby we made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon our exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the U.S. In consideration for our $20.0 million payment, we received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million was expected to be used by Revance primarily for the development of the product. Approximately $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in our consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the three months ended December 31, 2007.
     We estimate the net realizable value of the Revance investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance).
     During 2008, we reduced the carrying value of our investment in Revance and recorded a related charge to earnings of approximately $9.1 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008. Additionally, during the three months ended March 31, 2009, we reduced the carrying value of our investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009. We recognized the $2.9 million as other expense in our consolidated statement of operations during the three months ended March 31, 2009, and as a result, our investment in Revance as of March 31, 2009, was $0.
Obtainment of a CE Mark verification for the LIPOSONIXTM system in Europe and Health Canada’s approval of LIPOSONIXTM system sales in Canada.
     During 2009, we filed for a CE Marking certification for the LIPOSONIXTM system in Europe in accordance with the European Union’s (“EU”) Medical Device Directive (“MDD”). A CE marking certifies that a product has met EU consumer safety, health or environmental requirements. We also filed in 2009 for approval from Health Canada for the use and sale of the LIPOSONIXTM system in Canada. The filing process in Europe and Canada required us to provide efficacy, safety and scientific information about the LIPOSONIXTM system. In September 2009, LipoSonix was granted the CE marking in accordance with the MDD. In June 2009, Health Canada provided its market clearance approval. The LIPOSONIXTM system is not approved for sales in the U.S. We anticipate filing for FDA approval for the sale and use of the LIPOSONIXTM system in the U.S. in 2010.

Subsequent Event
     On January 29, 2010, the FDA approved our dermal fillers RESTYLANE-LTM and PERLANE-LTM, which include the addition of 0.3% lidocaine. RESTYLANE-LTM is approved for implantation into the mid to deep dermis, and PERLANE-LTM is approved for implantation into the deep dermis to superficial subcutis, both for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds. We began shipping RESTYLANE-LTM and PERLANE-LTM during February 2010.
Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	YEARS ENDED DECEMBER 31,
	2009		2008		2007

Net revenues	100.0%		100.0%		100.0%
Gross profit (d)	90.1		92.5		87.7
Operating expenses	67.1	(a)	84.6	(b)	67.9	(c)

Operating income	23.0		7.9		19.8
Other income (expense), net	0.2		(3.0)		—
Interest and investment income, net	0.6		3.3		6.2

Income before income tax expense	23.8		8.2		26.0
Income tax expense	(10.4)		(6.2)		(10.6)

Net income	13.4%		2.0%		15.4%

(a)	Included in operating expenses is $12.0 million (2.1% of net revenues) paid to Impax related to a product development agreement, $10.0 million (1.7% of net revenues) paid to Revance related to a product development agreement, $5.3 million (0.9% of net revenues) paid to Glenmark related to a product development agreement and two license and settlement agreements, $5.0 million (0.9% of net revenues) paid to Perrigo related to a product development agreement and $19.2 million (3.4% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $40.0 million (7.8% of net revenues) paid to IMPAX related to a development agreement, $30.5 million (5.9% of net revenues) of acquired in-process research and development expense related to our acquisition of LipoSonix, $25.0 million (4.9% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORTTM, $16.6 million (3.2% of net revenues) of compensation expense related to stock options and restricted stock and $4.8 million (0.9% of net revenues) of lease exit costs related to our previous headquarters facility.

(c)	Included in operating expenses is $21.1 million (4.6% of net revenues) of share-based compensation expense related to stock options and restricted stock, $9.3 million (2.0% of net revenues) related to our option to acquire Revance or to license Revance’s topical product currently under development (including $1.3 million of professional fees incurred related to the agreement), $4.1 million (0.9% of net revenues) for the write-down of an intangible asset related to OMNICEF® and $2.2 million (0.5% of net revenues) of professional fees related to a strategic collaboration with Hyperion.

(d)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Net Revenues
     The following table sets forth our net revenues for the year ended December 31, 2009 and the year ended December 31, 2008, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2009	2008	$ Change	% Change

Net product revenues	$561.7	$501.0	$60.7	12.1%
Net contract revenues	10.2	16.8	(6.6)	(39.3)%

Total net revenues	$571.9	$517.8	$54.1	10.4%

	2009	2008	$ Change	% Change

Acne and acne-related dermatological products	$398.8	$325.0	$73.8	22.7%
Non-acne dermatological products	133.6	148.0	(14.4)	(9.7)%
Non-dermatological products (including contract revenues)	39.5	44.8	(5.3)	(11.8)%

Total net revenues	$571.9	$517.8	$54.1	10.4%

	2009	2008	Change

Acne and acne-related dermatological products	69.7%	62.8%	6.9%
Non-acne dermatological products	23.4%	28.6%	(5.2)%
Non-dermatological products (including contract revenues)	6.9%	8.6%	(1.7)%

Total net revenues	100.0%	100.0%	—

     Net revenues associated with our acne and acne-related dermatological products increased by $73.8 million, or 22.7%, during 2009 as compared to 2008 primarily as a result of increased sales of SOLODYN®. The increased sales of SOLODYN® were primarily generated by strong prescription growth, partially offset by the negative impact of units of Teva’s and Sandoz’ respective unauthorized generic SOLODYN® products that were sold into the distribution channel prior to the consummation of settlement agreements with us on March 18, 2009, and August 18, 2009, respectively. In addition, during the third quarter of 2009 we launched new 65mg and 115mg strengths of SOLODYN® after they were approved by the FDA. We expect net revenues of SOLODYN® will continue to be negatively affected during 2010 as units of Teva’s and Sandoz’ respective unauthorized generic SOLODYN® products are sold and prescribed through the distribution channel.
     Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by $14.4 million, or 9.7%, during 2009 as compared to 2008, primarily due to decreased sales of RESTYLANE® and PERLANE®, partially offset by the initial sales of DYSPORTTM, which was launched in June 2009. As a result of certain modifications made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products DYSPORTTM, PERLANE® and RESTYLANE®, we began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009.

     Net revenues associated with our non-dermatological products decreased by $5.3 million, or 11.8%, during 2009 as compared to 2008, primarily due to a decrease in contract revenues.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue primarily includes our acquisition cost for the products we purchase from our third-party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for 2009 and 2008 was approximately $22.4 million and $21.5 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for 2009 and 2008, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2009	2008	$ Change	% Change

Gross profit	$515.1	$479.0	$36.1	7.5%
% of net revenues	90.1%	92.5%
     The increase in gross profit during 2009, compared to 2008, was due to the increase in our net revenues, while the decrease in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during 2009 as compared to 2008, including the impact of the launch of DYSPORTTM during the second quarter of 2009, which has a lower gross profit margin than most of our other products, and the decrease in contract revenues. In addition, gross margin for 2009 included a charge of $4.8 million associated with an increase in our inventory reserve during 2009, due to an increase in the amount of inventory projected not to be sold by expiry dates.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2009 and 2008, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2009	2008	$ Change	% Change

Selling, general and administrative	$283.0	$279.8	$3.2	1.1%
% of net revenues	49.5%	54.0%
Share-based compensation expense included in selling, general and administrative	$18.1	$16.3	$1.8	11.0%
     The $3.2 million increase in selling, general and administrative expenses during 2009 as compared to 2008 was attributable to approximately $10.6 million of increased personnel costs, primarily related to an increase in the number of employees from 587 as of December 31, 2008, to 620 as of December 31, 2009, and the effect of the annual salary increase that occurred during February 2009, and $8.5 million of increased promotion expenses, primarily due to the launch of DYSPORTTM during the second quarter of 2009, partially offset by $9.4 million of decreased professional and consulting expenses, $4.8 million related to a lease retirement obligation recorded during 2008 and a net reduction of $1.7 million of other selling, general and administrative costs incurred during 2009. Professional and consulting expenses incurred during 2008 included costs related to the restatement of our 2007 Form 10-K and our Form 10-Q’s for the first and second quarters of 2008 and the implementation of our new enterprise resource planning (ERP) system. The decrease of selling, general and administrative expenses as a percentage of net revenues during 2009 as compared to 2008 was primarily due to the $54.1 million increase in net revenues.

Research and Development Expenses
     The following table sets forth our research and development expenses for 2009 and 2008 (dollar amounts in millions):

	2009	2008	$ Change	% Change

Research and development	$71.8	$99.9	$(28.1)	(28.1)%
Up-front and milestone payments included in research and development	$32.5	$65.0	$(32.5)	(50.0)%
Share-based compensation expense included in research and development	$1.1	$0.3	$0.8	266.7%
     Included in research and development expenses for 2009 was a $10.0 million up-front payment to Revance related to a product development agreement, $12.0 million (in aggregate) of milestone payments to Impax related to a product development agreement, a $5.0 million up-front payment to Glenmark related to a product development agreement, $5.0 million (in aggregate) of up-front and milestone payments to Perrigo related to a product development agreement and a $0.5 million milestone payment made to a U.S. company related to a product development agreement. Included in research and development expenses for 2008 was a $40.0 million up-front payment to Impax related to a development agreement and a $25.0 million milestone payment to Ipsen, upon the FDA’s acceptance of Ipsen’s BLA for DYSPORTTM, which was formerly known as RELOXIN® during clinical development. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during 2009 increased $1.3 million, or 4.9%, to $29.0 million from $27.7 million during 2008. This increase was primarily due to initial amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORTTM, which was capitalized as an intangible asset, and depreciation incurred related to our new headquarters facility.
In-Process Research and Development Expense
     On July 1, 2008, we acquired LipoSonix, a medical device company developing non-invasive body sculpting technology. As part of the acquisition, we recorded a $30.5 million charge for acquired in-process research and development during the third quarter of 2008. No income tax benefit was recognized related to this charge.
Interest and Investment Income
     Interest and investment income during 2009 decreased $15.8 million, or 67.4%, to $7.6 million from $23.4 million during 2008, due to an decrease in the funds available for investment due to the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during 2009.
Interest Expense
     Interest expense during 2009 decreased $2.4 million, to $4.2 million during 2009 from $6.7 million during 2008. Our interest expense during 2009 and 2008 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the New Notes. The decrease in interest expense during 2009 as compared to 2008 was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, and the fees and origination costs related to the issuance of the New Notes becoming fully amortized during the second quarter of 2008. See Note 11, “Contingent Convertible Senior Notes” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules” for further discussion on the Old Notes and New Notes.

Other (Income) Expense, net
     Other income, net, of $0.9 million recognized during 2009 primarily represented a $2.2 million gain on the sale of Medicis Pediatrics to BioMarin, which closed during June 2009 and a $1.5 million gain on the sale of certain auction rate floating securities, partially offset by a $2.9 million reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009. The $1.5 million gain on the sale of certain auction rate floating securities was the result of a transaction whereby the broker through which we purchased auction rate floating securities agreed to repurchase from us three auction rate floating securities with an aggregate par value of $7.0 million, at par. The adjusted basis of these securities was $5.5 million, in aggregate, as a result of an other-than-temporary impairment loss of $1.5 million recorded during the year ended December 31, 2008. The realized gain of $1.5 million was recognized as other income during 2009.
     Other expense of $15.5 million recognized during 2008 represented a $9.1 million reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008, and a $6.4 million other-than-temporary impairment loss recognized related to our auction-rate securities investments. $1.5 million of this impairment loss was recognized as a gain during 2009 upon the sale, at par, of certain auction rate floating securities, as discussed above.
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for 2009 and 2008 (dollar amounts in millions):

	2009	2008	$ Change	% Change

Income tax expense	$59.6	$32.1	$27.5	85.7%
Effective tax rate	44.0%	75.8%
     The effective tax rate for 2009 reflects a $9.0 million discrete tax expense due to the taxable gain on the sale of Medicis Pediatrics. Our effective tax rate for 2008 included the impact of no tax benefit being recorded on the charge associated with the reduction in carrying value of our investment in Revance or on the in-process research and development charge related to our investment in LipoSonix. As of December 31, 2009, the cumulative $21.0 million reduction in the carrying value of the Revance investment is currently an unrealized loss for income tax purposes. We will not be able to determine the character of the loss until we exercise or fail to exercise our option. A realized loss is characterized as a capital loss can only be utilized to offset capital gains. We recorded a valuation allowance against the deferred tax asset associated with this unrealized tax loss to reduce the carrying value to $0, which is the amount that we believe is more likely than not to be realized.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Net Revenues
     The following table sets forth our net revenues for the year ended December 31, 2008 and the year ended December 31, 2007, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2008	2007	$ Change	% Change
| | | |
Net product revenues	$501.0	$441.9	$59.1	13.4%
Net contract revenues	16.8	15.5	1.3	8.4%

Total net revenues	$517.8	$457.4	$60.4	13.2%

	2008	2007	$ Change	% Change
| | | |
Acne and acne-related dermatological products	$325.0	$243.4	$81.6	33.5%
Non-acne dermatological products	148.0	172.9	(24.9)	(14.4)%
Non-dermatological products (including contract revenues)	44.8	41.1	3.7	9.0%

Total net revenues	$517.8	$457.4	$60.4	13.2%

	2008	2007	Change

Acne and acne-related dermatological products	62.8%	53.2%	9.6%
Non-acne dermatological products	28.6%	37.8%	(9.2)%
Non-dermatological products (including contract revenues)	8.6%	9.0%	(0.4)%

Total net revenues	100.0%	100.0%	—%

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

Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue primarily includes our acquisition cost for the products we purchase from our third-party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangible assets for 2008 and 2007 was approximately $21.5 million and $21.6 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
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
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2008 and 2007, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2008	2007	$ Change	% Change

Selling, general and administrative	$279.8	$242.6	$37.2	15.3%
% of net revenues	54.0%	53.0%
Share-based compensation expense included in selling, general and administrative expense	$16.3	$21.0	$(4.7)	(22.4)%
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

Research and Development Expenses
     The following table sets forth our research and development expenses for 2008 and 2007 (dollar amounts in millions):

	2008	2007	$ Change	% Change

Research and development	$99.9	$39.4	$60.5	153.6%
Up-front and milestone payments included in research and development	$65.0	$8.0	$57.0	712.5%
Share-based compensation expense included in research and development	$0.3	$0.1	$0.2	200.0%
     Included in research and development expenses for 2008 was a $40.0 million payment to IMPAX related to a development agreement and a $25.0 million milestone payment made to Ipsen after the FDA’s May 19, 2008 acceptance of the filing of Ipsen’s BLA for DYSPORTTM. Included in research and development expense for 2007 was $8.0 million related to our option to acquire Revance or to license Revance’s topical product currently under development. The primary product under development during 2008 and 2007 was DYSPORTTM. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during 2008 increased $3.2 million, or 12.8%, to $27.7 million from $24.5 million during 2007. This increase was primarily due to amortization related to a $29.1 million milestone payment made to Q-Med related to the FDA approval of PERLANE®, which was capitalized during the second quarter of 2007, and depreciation incurred in 2008 related to our new ERP system and our new headquarters facility.
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
Interest and Investment Income
     Interest and investment income during 2008 decreased $15.0 million, or 39.1%, to $23.4 million from $38.4 million during 2007, due to a decrease in the funds available for investment as a result of the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008, and a decrease in the interest rates achieved by our invested funds during 2008. We expect interest and investment income to be lower in the first half of 2009 as compared to the first half of 2008 due to the decrease in funds available for investment resulting from the repurchase of $283.7 million of our New Notes in June 2008 and our $150.0 million acquisition of LipoSonix in July 2008. See Note 11, “Contingent Convertible Senior Notes” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules” for further discussion on the New Notes.

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
     Our effective rate was higher during 2008 as compared to 2007 as no tax benefits were recorded related to the charge associated with the reduction in carrying value of our investment in Revance and on the in-process research and development charge related to our acquisition of LipoSonix. The effective tax rate for 2007 of 40.8% includes a $3.3 million tax charge recorded during the fourth quarter of 2007 relating to a valuation allowance recorded against the deferred tax asset associated with the expensing of the option to acquire Revance or license Revance’s topical product that is under development. As of December 31, 2008, the cumulative $18.1 million reduction in the carrying value of the Revance investment is currently an unrealized loss for income tax purposes. We will not be able to determine the character of the loss until we exercise or fail to exercise our option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. We recorded a valuation allowance against the deferred tax asset associated with this unrealized tax loss to reduce the carrying value to $0, which is the amount that we believe is more likely than not to be realized.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the year ended December 31, 2009 and 2008, and selected balance sheet components as of December 31, 2009 and 2008 (dollar amounts in millions):

	2009	2008	$ Change	% Change

Cash provided by (used in):
Operating activities	$177.9	$45.8	$132.1	288.4%
Investing activities	(62.2)	220.1	(282.3)	(128.3)%
Financing activities	7.0	(287.3)	294.3	(102.4)%

	Dec. 31, 2009	Dec. 31, 2008	$ Change	% Change

Cash, cash equivalents, and short-term investments	$528.3	$343.9	$184.4	53.6%
Working capital	434.6	307.6	127.0	41.3%
Long-term investments	25.5	55.3	(29.8)	(53.9)%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%
Working Capital
     Working capital as of December 31, 2009 and 2008, consisted of the following (dollar amounts in millions):

	Dec. 31, 2009	Dec. 31, 2008	$ Change	% Change

Cash, cash equivalents, and short-term investments	$528.3	$343.9	$184.4	53.6%
Accounts receivable, net	95.2	52.6	42.6	81.0%
Inventories, net	26.0	24.2	1.8	7.4%
Deferred tax assets, net	66.3	53.2	13.1	24.6%
Other current assets	16.5	19.6	(3.1)	(15.8	) %

Total current assets	732.3	493.5	238.8	48.4%
Accounts payable	44.2	39.0	5.2	13.3%
Reserve for sales returns	48.0	59.6	(11.6)	(19.5)%
Accrued consumer rebate and loyalty programs	73.3	28.4	44.9	158.1%
Managed care and Medicaid reserves	47.1	17.0	30.1	177.1%
Income taxes payable	16.7	—	16.7	100.0%
Other current liabilities	68.4	41.9	26.5	63.2%

Total current liabilities	297.7	185.9	111.8	60.1%

Working capital	$434.6	$307.6	$127.0	41.3%

     We had cash, cash equivalents and short-term investments of $528.3 million and working capital of $434.6 million at December 31, 2009, as compared to $343.9 million and $307.6 million, respectively, at December 31, 2008. The increases were primarily due to the generation of $177.9 million of operating cash flow during 2009.
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
     On July 1, 2008, we acquired LipoSonix, an independent, privately-held company with a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix, now known as Medicis Technologies Corporation, is a medical device company developing non-invasive body sculpting technology. Its first product, the LIPOSONIXTM system, is currently marketed and sold through distributors in Europe and Canada. On June 15, 2009, Medicis Aesthetics Canada, Ltd. announced that Health Canada had issued a Medical Device License authorizing the sale of the LIPOSONIXTM system in Canada. In the U.S., the LIPOSONIXTM system is an investigational device and is not currently cleared or approved for sale. Under terms of the transaction, we paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, we will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LIPOSONIXTM system and if various commercial milestones are achieved on a worldwide basis.
     As of December 31, 2009, and December 31, 2008, our short-term investments included $26.8 million and $38.2 million, respectively, of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) released FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption, FSP FAS 115-2, which is now part of ASC 320, Investments – Debt and Equity Securities, requires that entities should report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date from retained earnings to other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. We adopted FSP FAS 115-2 during the three months ended June 30, 2009, and accordingly, we reclassified $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to our auction rate floating securities from retained earnings to other comprehensive income in our consolidated balance sheets during the three months ended June 30, 2009. During 2009, we liquidated $9.6 million of our auction rate floating securities.

Operating Activities
     Net cash provided by operating activities during the year ended December 31, 2009 was approximately $177.9 million, compared to cash provided by operating activities of approximately $45.8 million during the year ended December 31, 2008. The following is a summary of the primary components of cash provided by operating activities during the year ended December 31, 2009 and 2008 (in millions):

	2009	2008

Payment made to Revance related to a development agreement	$(10.0)	$—
Payments made to IMPAX related to a development agreement	(12.0)	(40.0)
Payments made to Perrigo related to a development agreement	(5.0)	—
Payment made to Glenmark related to a development agreement and license and settlement agreements	(5.3)	—

Payment made to Ipsen related to development of DYSPORTTM	—	(25.0)
Income taxes paid	(44.6)	(87.8)
Other cash provided by operating activities	254.8	198.6

Cash provided by operating activities	$177.9	$45.8

     Other cash flows provided by operating activities increased from $198.6 million during the year ended December 31, 2008, to $254.8 million during the year ended December 31, 2009, primarily due to an increase in other current liabilities, primarily related to increases in consumer rebate and Medicaid and managed care rebate liabilities. The change in other current liabilities during the year ended December 31, 2008, was operating cash provided of $28.4 million, as compared to operating cash provided of $94.0 million during the year ended December 31, 2009.
Investing Activities
     Net cash used in investing activities during the year ended December 31, 2009, was approximately $62.2 million, compared to net cash provided by investing activities during the year ended December 31, 2008, of $220.1 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective periods. During 2009, we paid $75.0 million to Ipsen upon the FDA’s approval of DYSPORTTM, and we received $70.3 million upon the sale of Medicis Pediatrics to BioMarin, which closed in June 2009. During 2008, we paid $149.8 million for the acquisition of LipoSonix, net of cash acquired.
Financing Activities
     Net cash provided by financing activities during the year ended December 31, 2009, was $7.0 million, compared to net cash used in financing activities of $287.3 million during the year ended December 31, 2008. Cash used during 2008 included the repurchase of $283.7 million of New Notes during June 2008. Proceeds from the exercise of stock options were $16.1 million during the year ended December 31, 2009, compared to $4.8 million during the year ended December 31, 2008. Dividends paid during the year ended December 31, 2009, were $9.4 million, compared to dividends paid during the year ended December 31, 2008, of $8.6 million.
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
     Except for the New Notes and Old Notes, we had only $9.9 million of long-term liabilities at December 31, 2009, and we had $297.7 million of current liabilities at December 31, 2009. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
     In connection with occupancy of the new headquarter office during 2008, we ceased use of the prior headquarter office, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. Under ASC 420, Exit or Disposal Cost Obligations (formerly SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities), a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. We recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008, consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses in our consolidated statements of income. We have not recorded any other costs related to the lease for the prior headquarters, other than accretion expense.
     As of December 31, 2009, approximately $2.1 million of lease exit costs remain accrued and are expected to be paid by December 2010, all of which is classified in other current liabilities. Although we no longer use the facilities, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, we concluded it was probable we would be unable to reasonably obtain sublease rentals for the prior headquarters and therefore we would not be subleased for the remaining lease term. We will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
     The following is a summary of the activity in the liability for lease exit costs for the year ended December 31, 2009:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2008	to Expense	Made	from Sublease	Dec. 31, 2009
Lease exit costs liability	$3,996,102	$211,545	$(2,143,970)	$—	$2,063,677
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $46.6 million on our common stock. In addition, on December 16, 2009, we declared a cash dividend of $0.04 per issued and outstanding share of common stock payable on January 29, 2010, to our stockholders of record at the close of business on January 4, 2010. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
     We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $26.8 million at December 31, 2009. These securities were included in long-term investments at December 31, 2009. We also utilize unobservable (Level 3) inputs to value our investments in Revance and Hyperion.
     Our auction rate floating securities are classified as available for sale securities and are reflected at fair value. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under ASC 820, Fair Value Measurements and Disclosure (formerly SFAS No 157). However, due to events in credit markets that began during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities, beginning in the first quarter of 2008, utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008, and we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. Our estimate of fair value of our auction-rate floating securities was based on market information and estimates determined by our management, which could change in the future based on market conditions. In accordance with a new accounting standard which is now part of ASC 320, Investments – Debt and Equity Securities, during the three months ended June 30, 2009, we reclassified $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to our auction rate floating securities from retained earnings to other comprehensive income in our consolidated balance sheets during the three months ended June 30, 2009.
     In November 2008, we entered into a settlement agreement with the broker through which we purchased auction rate floating securities. The settlement agreement provides us with the right to put an auction rate floating security currently held by us back to the broker beginning on June 30, 2010. At December 31, 2009, and December 31, 2008, we held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. We elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities), and adjusted the put option to fair value. We reclassified this auction rate floating security from available-for-sale to trading securities as of December 31, 2008, and future changes in fair value related to this investment and the related put right will be recorded in earnings.
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
Off-Balance Sheet Arrangements
     As of December 31, 2009, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
     The following table summarizes our significant contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes certain other purchase obligations as discussed below (in thousands):

	Payments Due by Period
			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More Than
	Total	1 Year	3 Years	5 Years	5 Years

Long-term debt	$169,326	$—	$169,145	$181	$—
Interest on long-term debt	95,208	4,231	8,463	8,463	74,051
Operating leases	49,702	6,635	9,013	8,972	25,082
Other purchase obligations and commitments	867	173	347	347	—

Total contractual obligations	$315,103	$11,039	$186,968	$17,963	$99,133

     The long-term debt consists of our Old Notes and New Notes. We may redeem some or all of the Old Notes and New Notes at any time on or after June 11, 2007, and June 11, 2008, respectively, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes and New Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2012 and 2017 and New Notes on June 4, 2013 and 2018, or upon a change in control, as defined in the indenture agreements governing the Old Notes and New Notes, at 100% of the principal amount of the Old Notes and New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. As of December 31, 2009, $169.1 million of the Old Notes were classified in the “More than 1 year and less than 3 years” category as the holders of the Old Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2012, which is more than 1 year but less than 3 years from the December 31, 2009 balance sheet date. As of December 31, 2009, $0.2 million of New Notes were classified in the “More than 3 years and less than 5 years” category as the holders of the New Notes may require us to repurchase all or a portion of their New Notes on June 4, 2013, which is more than 3 years but less than 5 years from the December 31, 2009 balance sheet date.
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
     We have committed to make potential future “milestone” payments to third-parties as part of certain product development and license agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement and timing of these milestones are not fixed or reasonably determinable, such contingencies have not been recorded on our consolidated balance sheets and are not included in the above table. The total amount of potential future milestone payments related to development and license agreements is approximately $353.7 million.
     Purchase orders for raw materials, finished goods and other goods and services are not included in the above table. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs, based on expected demand, and are fulfilled by our vendors, in most cases, with relatively short timetables. We do not have significant agreements for the purchase of raw materials or finished goods specifying minimum quantities or set prices that exceed our short-term expected requirements. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
     The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits and Financial Statement Schedules”. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our consolidated financial statements and are important in understanding our financial condition and results of operations.
Revenue Recognition
     Revenue from our product sales is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements, which is now part of ASC 605, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.
     We do not provide any material forms of price protection to our wholesale customers and permit product returns if the product is damaged, or, depending on the customer and product, if it is returned within six months prior to expiration or up to 12 months after expiration. Our customers consist principally of financially viable wholesalers, and depending on the customer, revenue is recognized based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions. As a result of certain modifications made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products DYSPORTTM, PERLANE® and RESTYLANE®, we began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. As a general practice, we do not ship prescription product that has less than 12 months until its expiration date. We also authorize returns for damaged products and credits for expired products in accordance with our returned goods policy and procedures. The shelf life associated with our products is up to 36 months depending on the product. The majority of our prescription products have a shelf life of approximately 18-24 months.
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
Items Deducted From Gross Revenue
     Provisions for estimated product returns, sales discounts and chargebacks are established as a reduction of product sales revenues at the time such revenues are recognized. Provisions for managed care and Medicaid rebates and consumer rebate and loyalty programs are established as a reduction of product sales revenues at the later of the date at which revenue is recognized or the date at which the sales incentive is offered. In addition, we defer revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand. These deductions from gross revenue are established by us as our best estimate based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. Our estimates of inventory in the distribution channel are based on inventory information reported to us by our major wholesale customers for which we have inventory management agreements, historical shipment and return information from our accounting records and data on prescriptions filled, which we purchase from IMS Health, Inc., one of the leading providers of prescription-based information. We regularly monitor internal as well as external data from our wholesalers, in order to assess the reasonableness of the information obtained from external sources. We also utilize projected prescription demand for our products, as well as, our internal information regarding our products. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, as a reserve within current liabilities, or as an addition to accrued expenses.
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
     The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the years ended December 31, 2008 and 2009 (dollars in thousands):

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total

Balance at December 31, 2007	$68,787	$1,907	$511	$320	$4,881	$14,745	$91,151

Actual	(50,042)	—	(12,268)	(2,001)	(17,230)	(49,462)	(131,003)

Provision	40,866	(1,193)	13,005	2,152	29,305	63,165	147,300

Balance at December 31, 2008	$59,611	$714	$1,248	$471	$16,956	$28,448	$107,448

Actual	(29,498)	—	(18,042)	(2,812)	(68,578)	(168,196)	(287,126)

Provision	17,949	549	18,954	3,029	98,700	213,059	352,240

Balance at December 31, 2009	$48,062	$1,263	$2,160	$688	$47,078	$73,311	$172,562

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
     The provision for product returns was $17.9 million, or 1.9% of gross product sales, and $40.9 million, or 6.2% of gross product sales, for the years ended December 31, 2009 and 2008, respectively. The reserve for product returns was $48.1 million and $59.6 million as of December 31, 2009 and 2008, respectively. The decrease in the provision and the reserve was primarily related to a reduction in product returns experienced during 2009 and lower levels of inventory in the distribution channel at December 31, 2009.
     If the amount of our estimated quarterly returns increased by 10.0 percent, our sales returns reserve at December 31, 2009, would increase by approximately $4.2 million and corresponding revenue would decrease by the same amount. Conversely, if the amount of our estimated quarterly returns decreased by 10.0 percent, our sales returns reserve at December 31, 2009, would decrease by approximately $4.2 million and corresponding revenue would increase by the same amount. We consider the sensitivity analysis of a 10.0 percent variance between estimated and actual sales returns to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our sales returns reserves.
     For newly-launched products, if the returns reserve percentage increased by one percentage point, our sales return reserve at December 31, 2009, would increase by approximately $1.3 million and corresponding revenue would decrease by the same amount. Conversely, if the returns reserve percentage decreased by one percentage point, our sales returns reserve at December 31, 2009, would have decreased by approximately $1.3 million and corresponding revenue would increase by the same amount. We consider the sensitivity analysis of a one percentage point variance between estimated and actual returns reserve percentage to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our sales returns reserves for newly-launched products.
     We also defer the recognition of revenue and related cost of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand. The distribution channel’s market demand requirement is estimated based on inventory information reported to us by our major wholesale customers for which we have inventory management agreements, who make up a significant majority of our total sales of inventory into the distribution channel. No adjustment is made for those customers who do not provide inventory information to us. Deferred product revenue associated with estimated excess inventory at wholesalers was approximately $1.2 million and $0.7 million as of December 31, 2009 and 2008, respectively.
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
     The provision for cash discounts was $19.0 million, or 2.0% of gross product sales, and $13.0 million, or 2.0% of gross product sales, for the years ended December 31, 2009 and 2008, respectively. The reserve for cash discounts was $2.2 million and $1.2 million as of December 31, 2009 and 2008, respectively. The increase in the provision was due to an increase in gross product sales. The balance in the reserve for sales discounts at the end of the fiscal year is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuations in the reserve for sales discounts between periods are normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.
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

     The provision for contract chargebacks was $3.0 million, or 0.3% of gross product sales, and $2.2 million, or 0.3% of gross product sales, for the years ended December 31, 2009 and 2008, respectively. The reserve for contract chargebacks was $0.7 million and $0.5 million as of December 31, 2009 and 2008, respectively.
Managed Care and Medicaid Rebates
     Managed care and Medicaid rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. We record provisions for rebates based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel, and prescription trends. We continually monitor historical payment rates and actual claim data to ensure the liability is fairly stated.
     The provision for managed care and Medicaid rebates was $98.7 million, or 10.5% of gross product sales, and $29.3 million, or 4.4% of gross product sales, for the years ended December 31, 2009 and 2008, respectively. The reserve for managed care and Medicaid rebates was $47.1 million and $17.0 million as of December 31, 2009 and 2008, respectively. The increase in the provision was primarily due to an increase in the number of pricing contracts in place during the comparable periods related to SOLODYN®. The increase in the reserve is due to an increase in the amount of rebates outstanding at the comparable dates, due to the increase in the number of SOLODYN® pricing contracts in place.
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
     The provision for consumer rebates and loyalty programs was $213.1 million, or 22.6% of gross product sales, and $63.2 million, or 9.6% of gross product sales, for the years ended December 31, 2009 and 2008, respectively. The reserve for consumer rebates and loyalty programs was $73.3 million and $28.4 million as of December 31, 2009 and 2008, respectively. The increase in the provision and the reserve was primarily due to new consumer rebate programs initiated during 2009 related to our SOLODYN®, ZIANA®, DYSPORTTM, RESTYLANE® and PERLANE® products.
     If our 2009 estimates of rebate redemption rates or average rebate amounts for our consumer rebate programs changed by 10.0 percent, or our estimates of eligible procedures completed related to our customer loyalty programs were to change by 10.0 percent, our reserve for these items would be impacted by approximately $4.1 million and corresponding revenue would be impacted by the same amount. We consider the sensitivity analysis of a 10.0 percent variance in our estimated rebate redemption rates and average rebate amounts to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our reserve for consumer rebates and loyalty programs.
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
Share-Based Compensation
     In accordance with ASC 718, Compensation — Stock Compensation, we are required to recognize the fair value of share-based compensation awards as an expense. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Increasing the weighted average volatility by 2.5 percent (from 0.45 — 0.46 percent to 0.475 — 0.485 percent) would have increased the fair value of stock options granted in 2009 to $7.56 per share. Conversely, decreasing the weighted average volatility by 2.5 percent (from 0.45 — 0.46 percent to 0.425 — 0.435 percent) would have decreased the fair value of stock options granted in 2009 to $6.96 per share. The expected life of the awards is based on historical experience of awards with similar characteristics. Stock option awards granted during 2009 have a stated term of 7 years, and the weighted average expected life of the awards was determined to be 7 years. Decreasing the weighted average expected life by 0.5 years (from 7.0 years to 6.5 years) would have decreased the fair value of stock options granted in 2009 to $7.06 per share. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts.
     The fair value of our restricted stock grants is based on the fair market value of our common stock on the date of grant.
     The fair value of stock appreciation rights (SARs) is adjusted at the end of each reporting period based on updated valuation variables at the end of each reporting period. The fair value of SARs is most affected by changes in the fair market value of our common stock at the end of each reporting period.
     We are required to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of 2010 was immaterial.
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
Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. We could be required to expense previously capitalized costs related to pre-approval inventory if the probability of future commercial use and future economic benefit changes due to denial or delay of regulatory approval, a delay in commercialization, or other factors. Conversely, our gross margins could be favorably impacted if previously expensed pre-approval inventory becomes available and is used for commercial sale. As of December 31, 2009, there were $0.3 million of costs capitalized into inventory for products that have not yet received regulatory approval. We believe that it is probable that these products will receive regulatory approval and future revenues that exceed costs will be generated from the sale of the inventory.
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
     During 2009 and 2008, we did not recognize an impairment charge as a result of our review of long-lived assets. During 2007, an impairment charge of $4.1 million was recognized related to our review of long-lived assets, and the remaining useful life of the intangible asset that was deemed to be impaired was reduced. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for, and/or accelerate amortization of, long-lived assets.
Income Taxes
     Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, changes in valuation allowances against deferred tax assets and differences in tax rates in certain non-U.S. jurisdictions. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize tax benefits only if the tax position is more likely than not to be sustained. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating losses and credit carryforwards. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.

     Based on our historical pre-tax earnings, we believe it is more likely than not that we will realize the benefit of substantially all of the existing net deferred tax assets at December 31, 2009. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income; however, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
     The Company has an option to acquire Revance or license Revance’s topical product that is under development. Through December 31, 2009, we have recorded $21.0 million of charges related to the reduction in the carrying value of the Revance investment. The reduction in the carrying value of the Revance investment is currently an unrealized loss for tax purposes. We will not be able to determine the character of the loss until we exercise or fail to exercise our option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. We have recorded a $7.6 million valuation allowance against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that we believe is more likely than not to be realized.
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
Legal Contingencies
     We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose material contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In addition to the matters disclosed in “Item 3. Legal Proceedings,” we are party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
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
     In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, New Consolidation Guidance for Variable Interest Entities (VIE), which amends FIN 46 (R), Consolidation of Variable Interest Entities, has not yet been adopted into the FASB Standards Accounting Codification (“Codification”). The revised guidance addresses the elimination of the concept of a qualifying special purpose entity and replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the revised guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The revised guidance is effective for annual reporting periods beginning after November 30, 2009. We are currently assessing what impact, if any, the revised guidance will have on our results of operations and financial condition.
     In October 2009, the FASB approved for issuance Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently assessing what impact, if any, the updated guidance will have on our results of operations and financial condition.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2009, $197.5 million of our cash equivalent investments are in money market securities that are reflected as cash equivalents, because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.
     Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $344.8 million as of December 31, 2009, and $312.8 million as of December 31, 2008. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.
     As of December 31, 2009, and December 31, 2008, our short-term investments included auction rate floating securities with a fair value of $26.8 million and $38.2 million, respectively. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008 and 2009 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during 2008 on our auction rate floating securities. During the three months ended June 30, 2009, we adopted FSP FAS 115-2 (now part of ASC 320), and accordingly, we reclassified $3.1 million of this other-than-temporary impairment loss, net of income taxes, from retained earnings to other comprehensive income in our consolidated balance sheets during the three months ended June 30, 2009.
     The following table provides information about our available-for-sale and trading securities that are sensitive to changes in interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in thousands):
Interest Rate Sensitivity
Principal Amount by Expected Maturity as of December 31, 2009

	Financial instruments mature during year ended December 31,
	2010	2011	2012	2013	2014	Thereafter
Financial instruments mature during year ended December 31,
Available-for-sale and trading securities	$143,417	$167,522	$8,290	$—	$—	$25,524
Weighted-average yield rate	1.2%	1.2%	1.4%	0.0%	0.0%	1.8%

Contingent convertible senior notes due 2032	$—	$—	$—	$—	$—	$169,145
Interest rate	—	—	—	—	—	2.5%
Contingent convertible senior notes due 2033	$—	$—	$—	$—	$—	$181
Interest rate	—	—	—	—	—	1.5%
     Changes in interest rates do not affect interest expense incurred on our Contingent Convertible Senior Notes as the interest rates are fixed. We have not entered into derivative financial instruments. We have minimal operations outside of the U.S. and, accordingly, we have not been susceptible to significant risk from changes in foreign currencies.
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
     Although management of the Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     During the three months ended December 31, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited Medicis Pharmaceutical Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medicis Pharmaceutical Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the heading “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Medicis Pharmaceutical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2009 consolidated financial statements of Medicis Pharmaceutical Corporation and subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 1, 2010

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
     The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2009, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     On May 26, 2009, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information to be included in the section entitled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the Proxy Statement and in the section entitled “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information to be included in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     The information to be included in the section entitled “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Page
(a) Documents filed as a part of this Report

(1) Financial Statements:
Index to consolidated financial statements	F-1

Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2009 and 2008	F-3

Consolidated statements of income for the years ended December 31, 2009, 2008 and 2007	F-5
Consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007	F-6

Consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007	F-8
Notes to consolidated financial statements	F-9

(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1

This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits filed as part of this Report:

Exhibit No.	Description
2.1	Agreement of Merger by and between the Company, Medicis Acquisition Corporation and GenDerm Corporation, dated November 28, 1997 (11)

2.2	Agreement of Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc. (17)

2.3	Agreement and Plan of Merger by and among the Company, Donatello, Inc., and LipoSonix, Inc. dated June 16, 2008(49)

3.1	Certificate of Incorporation of the Company, as amended (23)

3.2	Amended and Restated By-Laws of the Company (43)

4.1	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(26)

4.2	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (23)

4.3	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee. (19)

4.4	Supplemental Indenture dated as of February 1, 2005 to Indenture dated as of August 19, 2003 between the Company and Deutsche Bank Trust Company Americas as Trustee (25)

4.5	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc. (19)

4.6	Form of specimen certificate representing Class A common stock (1)

10.1	Asset Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc., and BioMarin Pediatrics Inc., dated April 20, 2004 (23)

10.2	Merger Termination Agreement, dated as of December 13, 2005, by and among the Company, Masterpiece Acquisition Corp., and Inamed Corporation(31)

10.3	Securities Purchase Agreement among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.4	Termination Agreement dated October 19, 2005 between the Company and Michael A. Pietrangelo(28)

10.5	License Agreement among the Company, Ascent Pediatrics, Inc. and BioMarin Pediatrics Inc., dated May 18, 2004 (23)

10.6	Medicis Pharmaceutical Corporation 1995 Stock Option Plan (incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Annual

Exhibit No.	Description
Meeting of Shareholders previously filed with the SEC, File No. 0-18443)

10.7(a)	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996 (8)

10.7(b)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999 (15)

10.7(c)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001 (15)

10.7(d)	Third Amendment, dated December 30, 2005, to Employment Agreement between the Company and Jonah Shacknai(32)

10.8	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan(30)

10.9(a)	Medicis Pharmaceutical Corporation 2002 Stock Option Plan (20)

10.9(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(29)

10.10(a)	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(27)

10.10(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Option Plan, dated August 1, 2005(29)

10.11(a)	Medicis Pharmaceutical Corporation 1998 Stock Option Plan(33)

10.11(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(29)

10.11(c)	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(29)

10.12(a)	Medicis Pharmaceutical Corporation 1996 Stock Option Plan(34)

10.12(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(29)

10.13	Waiver Letter dated March 18, 2005 between the Company and Q-Med AB(27)

10.14	Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company (2)

10.15	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company (3)

10.16(a)	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc. (5)

10.16(b)	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A. (8)

10.16(c)	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc. (10)

10.16(d)	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (12)

10.16(e)	Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (16)

10.16(f)	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc. (23)

10.17(a)	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (6)

10.17(b)	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.17(c)	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.18(a)	Trademark Collateral Assignment and Security Agreement, dated August 3, 1995, by the Company to Norwest Business Credit, Inc. (7)

10.18(b)	First Amendment to Trademark Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A. (8)

10.18(c)	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A. (12)

10.19	Assignment and Assumption of Loan Documents, dated May 29, 1996, from Norwest Business Credit, Inc., to and by Norwest Bank Arizona, N.A. (8)

10.20	Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank

Exhibit No.		Description
Arizona, N.A. (8)

10.21		Asset Purchase Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMHB and Hoechst Marion Roussel, S.A. (12)

10.22		License and Option Agreement dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GMBH and Hoechst Marion Roussel, S.A. (12)

10.23		Loprox Lotion Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc. (12)

10.24		Supply Agreement dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GMBH (12)

10.25		Asset Purchase Agreement effective January 31, 1999, between the Company and Bioglan Pharma Plc (14)

10.26		Stock Purchase Agreement by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech, dated April 19, 1999 (14)

10.27		Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999 (14)

10.28		Asset Purchase Agreement by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc., dated June 29, 1999 (16)

10.29		Medicis Pharmaceutical Corporation Executive Retention Plan (14)

10.30		Asset Purchase Agreement between Warner Chilcott, plc and the Company, dated September 14, 1999(14)

10.31(a)		Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(21)

10.31(b)		Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated March 7, 2003(21)

10.32		Supply Agreement between Q-Med AB and the Company, dated March 7, 2003(21)

10.33		Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated March 7, 2003(21)

10.34		Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.35		Intellectual Property License Agreement between Q-Med AB and Medicis Aesthetics Holdings Inc., dated July 15, 2004 (23) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.36		Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (17)

10.37		Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P. (17)

10.38		Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D. (17)

10.39		Medicis Pharmaceutical Corporation 1992 Stock Option Plan(35)

10.40		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.41		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(36)

10.42		Letter Agreement dated as of March 13, 2006 among Medicis Pharmaceutical Corporation, Aesthetica Ltd., Medicis Aesthetics Holdings Inc., Ipsen S.A. and Ipsen Ltd. (37)

10.43	*	Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen,

Exhibit No.		Description
Ltd.(38)

10.44	*	Trademark License Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.45	*	Trademark Assignment Agreement by and between Aesthetica, Ltd. and Ipsen, Ltd. (38)

10.46(a)		Medicis 2006 Incentive Award Plan(39)

10.46(b)		Amendment to the Medicis 2006 Incentive Award Plan, dated July 10, 2006(41)

10.46(c)		Amendment No. 2 to the Medicis 2006 Incentive Award Plan, dated April 11, 2007(46)

10.46(d)		Amendment No. 3 to the Medicis 2006 Incentive Award Plan, dated April 16, 2007(45)

10.46(e)		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(48)

10.46(f)		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(48)

10.47		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mark A. Prygocki, Sr. (40)

10.48		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Mitchell S. Wortzman, Ph.D. (40)

10.49		Employment Agreement, dated July 25, 2006, between Medicis Pharmaceutical Corporation and Richard J. Havens (40)

10.50		Employment Agreement, dated July 27, 2006, between Medicis Pharmaceutical Corporation and Jason D. Hanson (40)

10.51	*	Office Sublease by and between Apex 7720 North Dobson, L.L.C., an Arizona limited liability company, and Medicis Pharmaceutical Corporation, dated as of July 26, 2006(42)

10.52		Corporate Integrity Agreement between the Office of Inspector General of the department of Health and Human Services and Medicis Pharmaceutical Corporation(44)

10.53	*	Collaboration Agreement, dated as of August 23, 2007, by and between Ucyclyd Pharma, Inc. and Hyperion Therapuetics, Inc. (47)

10.54		Employment Agreement, dated December 23, 2008, by and between the Company and Joseph P. Cooper (50)

10.55		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Jason D. Hanson (50)

10.56		Employment Agreement, dated December 23, 2008, by and between the Company and Vincent P. Ippolito (50)

10.57		Employment Agreement, dated December 23, 2008, by and between the Company and Richard D. Peterson (50)

10.58		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mark A. Prygocki (50)

10.59		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mitchell S. Wortzman, Ph.D. (50)

10.60		Fourth Amendment to Employment Agreement, dated December 23, 2008, by and between the Company and Jonah Shacknai (50)

10.61	*	Joint Development Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.

10.62	*	License and Settlement Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.

10.63		Amendment No. 4 to the Medicis 2006 Incentive Award Plan, dated March 26, 2009.(52)

10.64	*	Settlement Agreement, dated March 18, 2009, between the Company and Barr Laboratories, Inc., a wholly owned subsidiary of Teva Pharmaceuticals USA, Inc.(52)

10.65	*	License and Settlement Agreement, dated April 8, 2009, between the Company and Perrigo Israel Pharmaceuticals Ltd. and Perrigo Company.(52)

10.66	*	Joint Development Agreement, dated April 8, 2009, between the Company and Perrigo Israel Pharmaceuticals Ltd.(52)

10.67		Form of Indemnification Agreement for Directors and Officers of the Company.(52)

10.68	*	Second Amendment to the Collaboration Agreement between Ucyclyd Pharma, Inc. and Hyperion Therapeutics, Inc.(53)

10.69		Settlement Agreement and Mutual Releases, dated August 18, 2009 between the Company and Sandoz, Inc.(54)

10.70	+*	Transition Agreement, dated as of January 25, 2005, between the Company and aaiPharma Inc.

10.71	+*	First Amendment to the Transition Agreement, dated as of August 11, 2006, between the Company and aaiPharma Inc.

10.72	+*	Second Amendment to the Transition Agreement, dated as of September 8, 2006, between the Company and aaiPharma Inc.

10.73	+*	Master Manufacturing Agreement, dated as of March 20, 2008, between Medicis Global

Exhibit No.		Description
Services Corporation and WellSpring Pharmaceutical Canada Corp.

10.74	+*	License and Settlement Agreement, dated as of November 14, 2009, among the Company, Glenmark Generics Ltd. and Glenmark Generics Inc., USA

10.75	+*	Amended and Restated Settlement Agreement, dated as of November 13, 2009, between the Company and Teva Pharmaceutical Industries Ltd.

12	+	Computation of Ratios of Earnings to Fixed Charges

21.1	+	Subsidiaries

23.1	+	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney See signature page

31.1	+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18443, previously filed with the SEC (the “1994 Form 10-K”)

(5)	Incorporated by reference to the Company’s 1995 Form 10-K

(6)	Incorporated by reference to the Company’s 1995 Form 10-K

(7)	Incorporated by reference to the Company’s 1995 Form 10-K

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-18443, previously filed with the SEC

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 001-14471, previously filed with the SEC

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2006

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 001-14471, previously filed with the SEC

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-14471, previously filed with the SEC

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-14471, previously filed with the SEC

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(18)	Incorporated by reference to the Company’s registration statement on Form 8-A12B/A filed with the SEC on June 4, 2002

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Current Report on Form

8-K filed with the SEC on March 10, 2003

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, File No. 001-14471, previously filed with the SEC

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 001-14471, previously filed with the SEC

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 001-14471, previously filed with the SEC

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 001-14471, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 001-14471, previously filed with the SEC on October 28, 2005

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-14471, previously filed with the SEC

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006

(33)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(34)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the SEC on October 23, 1996

(35)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(36)	Incorporated by reference to the Company’s Annual Report on Form 10-K/T for the six month transition period ended December 31, 2005, File No. 001-14471, previously filed with the SEC on March 16, 2006

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2006

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-14471, previously filed with the SEC

(39)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 13, 2006

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 001-14471, previously filed with the SEC

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 001-14471, previously filed with the SEC

(43)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2009

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2007

(45)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2007

(46)	Incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 3, 2007

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-14471, previously filed with the SEC

(48)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-14471, previously filed with the SEC

(49)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-14471, previously filed with the SEC.

(50)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2008

(51)	Incorporated by reference to the Company’s Annual Report on 10-K for the year ended December 31, 2008, File No. 0-14471, previously filed with the SEC

(52)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-14471, previously filed with the SEC.

(53)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-14471, previously filed with the SEC.

(54)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-14471, previously filed with the SEC.
(b)	The exhibits to this Form 10-K follow the Company’s Financial Statement Schedule included in this Form 10-K.
(c)	The Financial Statement Schedule to this Form 10-K appears on page S-1 of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2010

MEDICIS PHARMACEUTICAL CORPORATION
By:	/s/ JONAH SHACKNAI
Jonah Shacknai
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonah Shacknai and Richard D. Peterson, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the States of Delaware and applicable federal securities laws.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ RICHARD D. PETERSON Richard D. Peterson	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 1, 2010

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	March 1, 2010

/s/ SPENCER DAVIDSON Spencer Davidson	Director	March 1, 2010

/s/ STUART DIAMOND Stuart Diamond	Director	March 1, 2010

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq.	Director	March 1, 2010

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	March 1, 2010

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	March 1, 2010

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	March 1, 2010

MEDICIS PHARMACEUTICAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medicis Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 1, 2010

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$209,051	$86,450
Short-term investments	319,229	257,435
Accounts receivable, less allowances:
December 31, 2009 and 2008: $2,848 and $1,719, respectively	95,222	52,588
Inventories, net	25,985	24,226
Deferred tax assets, net	66,321	53,161
Other current assets	16,525	19,676

Total current assets	732,333	493,536

Property and equipment, net	25,247	26,300
Net intangible assets	227,840	161,429
Goodwill	93,282	156,762
Deferred tax assets, net	64,947	77,149
Long-term investments	25,524	55,333
Other assets	3,025	2,925

	$1,172,198	$973,434

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	DECEMBER 31,
	2009	2008

Liabilities
Current liabilities:
Accounts payable	$44,183	$39,032
Reserve for sales returns	48,062	59,611
Accrued consumer rebate and loyalty programs	73,311	28,449
Managed care and Medicaid reserves	47,078	16,956
Income taxes payable	16,679	—
Other current liabilities	68,381	41,853

Total current liabilities	297,694	185,901

Long-term liabilities:
Contingent convertible senior notes	169,326	169,326
Other liabilities	9,919	14,513

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 70,732,409 and 69,396,394 at December 31, 2009 and December 31, 2008, respectively	985	969
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	690,497	661,703
Accumulated other comprehensive (loss) income	(3,814)	2,106
Accumulated earnings	351,842	282,284
Less: Treasury stock, 12,749,261 and 12,678,559 shares at cost at December 31, 2009 and December 31, 2008, respectively	(344,251)	(343,368)

Total stockholders’ equity	695,259	603,694

	$1,172,198	$973,434

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

Net product revenues	$561,761	$500,977	$441,868
Net contract revenues	10,154	16,773	15,526

Net revenues	571,915	517,750	457,394

Cost of product revenues (1)	56,833	38,714	56,110

Gross profit	515,082	479,036	401,284

Operating expenses:
Selling, general and administrative (2)	282,950	279,768	242,633
Research and development (3)	71,765	99,916	39,428
Depreciation and amortization	29,047	27,698	24,548
In-process research and development	—	30,500	—
Impairment of intangible assets	—	—	4,067

Operating income	131,320	41,154	90,608

Interest and investment income	(7,631)	(23,396)	(38,390)
Interest expense	4,228	6,674	10,018
Other (income) expense, net	(867)	15,470	—

Income before income tax expense	135,590	42,406	118,980

Income tax expense	59,639	32,130	48,544

Net income	$75,951	$10,276	$70,436

Basic net income per share	$1.29	$0.18	$1.25

Diluted net income per share	$1.21	$0.18	$1.07

Cash dividend declared per common share	$0.16	$0.16	$0.12

Common shares used in calculating:
Basic net income per share	57,252	56,567	55,988

Diluted net income per share	63,172	56,567	71,179

(1) amounts exclude amortization of intangible assets related to acquired products	$22,378	$21,479	$21,606
(2) amounts include share-based compensation expense	$18,122	$16,265	$21,031
(3) amounts include share-based compensation expense	$1,053	$332	$112
See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2006	68,044	$952	—	$—
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive income
Adjustment for adoption of FIN 48 (a)	—	—	—	—
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	37	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	924	13	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2007	69,005	965	—	—
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive income
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	110	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	281	4	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2008	69,396	969	—	—
Comprehensive income:
Net income	—	—	—	—
Net unrealized losses on available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive income
Adjustment for adoption of FSP FAS 115-2 (b)	—	—	—	—
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	202	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	1,134	16	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2009	70,732	$985	—	$—

(a)	FIN 48 is now part of ASC 740, Income Taxes.

(b)	FSP FAS 115-2 is now part of ASC 320, Investments — Debt and Equity Securities.
See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other		Treasury
Paid-in	Comprehensive	Accumulated	Stock
Capital	Income (Loss)	Earnings	Shares	Amount	Total

$598,435	$537	$218,392	(12,650)	$(342,796)	$475,520
—	—	70,436	—	—	70,436
—	885	—	—	—	885
—	799	—	—	—	799

					72,120
—	—	(808)	—	—	(808)
21,143	—	—	—	—	21,143
—	—	(6,802)	—	—	(6,802)
—	—	—	—	—	—
—	—	—	(6)	(214)	(214)
19,739	—	—	—	—	19,752
2,590	—	—	—	—	2,590

641,907	2,221	281,218	(12,656)	(343,010)	583,301
—	—	10,276	—	—	10,276
—	28	—	—	—	28
—	(143)	—	—	—	(143)

					10,161
16,597	—	—	—	—	16,597
—	—	(9,210)	—	—	(9,210)
—	—	—	—	—	—
—	—	—	(23)	(358)	(358)
4,842	—	—	—	—	4,846
(1,643)	—	—	—	—	(1,643)

661,703	2,106	282,284	(12,679)	(343,368)	603,694
—	—	75,951	—	—	75,951
—	(2,814)	—	—	—	(2,814)
—	(11)	—	—	—	(11)

					73,126
—	(3,095)	3,095	—	—	—
13,556	—	—	—	—	13,556
—	—	(9,488)	—	—	(9,488)
—	—	—	—	—	—
—	—	—	(70)	(883)	(883)
16,107	—	—	—	—	16,123
(869)	—	—	—	—	(869)

$690,497	$(3,814)	$351,842	(12,749)	$(344,251)	$695,259

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

Operating Activities:
Net income	$75,951	$10,276	$70,436
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	—	30,500	—
Depreciation and amortization	29,046	27,698	24,548
Amortization of deferred financing fees	—	666	1,519
Impairment of intangible assets	—	—	4,067
Loss on disposal of property and equipment	—	20	19
(Gain) loss on sale of product rights	(350)	398	259
Gain on sale of Medicis Pediatrics	(2,915)	—	—
Impairment of available-for-sale investments	—	6,400	—
Charge reducing value of investment in Revance	2,886	9,071	—
Gain on sale of available-for-sale investments, net	(1,609)	(1,020)	(105)
Share-based compensation expense	19,175	16,597	21,143
Deferred income tax (benefit) expense	(3,408)	(42,690)	14,027
Tax (expense) benefit from exercise of stock options and vesting of restricted stock awards	(925)	(1,643)	2,590
Excess tax benefits from share-based payment arrangements	(241)	(169)	(1,494)
Increase (decrease) in provision for sales discounts and chargebacks	1,129	888	(1,318)
Accretion (amortization) of premium/(discount) on investments	3,273	(60)	(3,369)
Changes in operating assets and liabilities:
Accounts receivable	(43,763)	(30,259)	50,777
Inventories	(1,759)	6,693	(2,957)
Other current assets	3,152	(1,176)	(2,060)
Accounts payable	5,151	3,707	(12,622)
Reserve for sales returns	(11,549)	(9,176)	(18,625)
Income taxes payable	16,679	(7,731)	(4,420)
Other current liabilities	93,981	28,417	8,000
Other liabilities	(6,019)	(1,637)	8,529

Net cash provided by operating activities	177,885	45,770	158,944

Investing Activities:
Purchase of property and equipment	(5,339)	(11,071)	(10,020)
Equity investment in an unconsolidated entity	(616)	—	(11,957)
LipoSonix acquisition, net of cash acquired	—	(149,805)	—
Payment of direct merger costs	—	(3,637)	—
Payments for purchase of product rights	(88,860)	(1,024)	(30,394)
Proceeds from sale of product rights	350	—	1,000
Proceeds from sale of Medicis Pediatrics	70,294	—	—
Purchase of available-for-sale investments	(414,527)	(393,862)	(741,075)
Sale of available-for-sale investments	131,914	417,536	291,804
Maturity of available-for-sale investments	244,553	361,988	231,156
Decrease (increase) in other assets	5	(34)	—

Net cash (used in) provided by investing activities	(62,226)	220,091	(269,486)

Financing Activities:
Payment of dividends	(9,411)	(8,600)	(6,771)
Payment of contingent convertible senior notes	—	(283,729)	(5)
Proceeds from the exercise of stock options	16,123	4,846	19,752
Excess tax benefits from share-based payment arrangements	241	169	1,494

Net cash provided by (used in) financing activities	6,953	(287,314)	14,470

Effect of exchange rate on cash and cash equivalents	(11)	(143)	799

Net increase (decrease) in cash and cash equivalents	122,601	(21,596)	(95,273)
Cash and cash equivalents at beginning of period	86,450	108,046	203,319

Cash and cash equivalents at end of period	$209,051	$86,450	$108,046

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND BASIS OF PRESENTATION
     Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is a leading specialty pharmaceutical company focusing primarily on the development and marketing of products in the United States (“U.S.”) for the treatment of dermatological and aesthetic conditions. Medicis also markets products in Canada for the treatment of dermatological and aesthetic conditions and began commercial efforts in Europe with the Company’s acquisition of LipoSonix, Inc. (“LipoSonix”) in July 2008.
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 17 branded products. Its primary brands are DYSPORT™, PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. Medicis entered the non-invasive body contouring market with its acquisition of LipoSonix in July 2008.
     The consolidated financial statements include the accounts of Medicis and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all of the existing non-SEC accounting and reporting standards, but is not intended to change or alter existing U.S. GAAP. The Codification changes the references of financial standards within the Company’s financial statements. All references made to U.S. GAAP use the new Accounting Standards Codification (“ASC”) and the new Codification numbering system prescribed by the FASB.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
     At December 31, 2009, cash and cash equivalents included highly liquid investments in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.
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

Inventories
     The Company primarily utilizes third parties to manufacture and package inventories held for sale, takes title to certain inventories once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventories consist of salable products held at third-party warehouses, as well as raw materials and components at the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method. The Company provides valuation reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of December 31, 2009 and 2008, there was $0.3 million and $1.1 million of costs capitalized into inventory for products that have not yet received regulatory approval.
     Inventories are as follows (amounts in thousands):

	DECEMBER 31,
	2009	2008

Raw materials	$7,472	$4,462
Work-in-process	3,660	2,508
Finished goods	21,087	18,671
Valuation reserve	(6,234)	(1,415)

Total inventories	$25,985	$24,226

     The increase in the valuation reserve during 2009, which primarily occurred during the fourth quarter of 2009, was due to an increase in the amount of inventory that was projected to not be sold by expiry dates, as of December 31, 2009 as compared to December 31, 2008.
     Selling, general and administrative costs capitalized into inventory during 2009, 2008 and 2007 was $1.4 million, $0.5 million and $0, respectively. Selling, general and administrative expenses included in inventory as of December 31, 2009 and 2008 was $1.2 million and $0.4 million, respectively.
Property and Equipment
     Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Property and equipment consist of the following (amounts in thousands):

	DECEMBER 31,
	2009	2008

Furniture, fixtures and equipment	$31,765	$26,661
Leasehold improvements	14,655	14,489

	46,420	41,150
Less: accumulated depreciation	(21,173)	(14,850)

	$25,247	$26,300

     Total depreciation expense for property and equipment was approximately $6.4 million, $6.0 million and $2.7 million for 2009, 2008 and 2007, respectively.
Goodwill
     Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an impairment assessment at least annually, and more frequently under certain circumstances. The goodwill is subject to this annual impairment test during the last quarter of the Company’s fiscal year. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. For the years ended December 31, 2009, 2008 and 2007, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
     The following is a summary of changes in the Company’s recorded goodwill during 2008 and 2009 (amounts in thousands):

Balance at December 31, 2007	$63,107

Acquisition of Liposonix (see Note 8)	93,655

Balance at December 31, 2008	156,762

Sale of Medicis Pediatrics (see Note 6)	(63,107)

Adjustment of LipoSonix tax attributes acquired	(373)

Balance at December 31, 2009	$93,282

     Prior to December 31, 2007, there were no impairments or other adjustments made to the Company’s recorded goodwill.
Intangible Assets
     The Company has acquired license agreements, product rights, and other identifiable intangible assets. The Company amortizes intangible assets on a straight-line basis over their expected useful lives, which range between five and 25 years. Details of total intangible assets were as follows (dollars in thousands):

	Weighted	December 31, 2009			December 31, 2008
	Average		Accumulated			Accumulated
	Life	Gross	Amortization	Net	Gross	Amortization	Net

Related to product line acquisitions	15.6	$320,796	$(107,278)	$213,518	$253,142	$(107,377)	$145,765
Related to business combinations	10.0	9,400	(1,005)	8,395	14,482	(5,176)	9,306
Patents and trademarks	19.3	7,598	(1,671)	5,927	7,752	(1,394)	6,358

Total intangible assets		$337,794	$(109,954)	$227,840	$275,376	$(113,947)	$161,429

     Total amortization expense was approximately $22.7 million, $21.7 million and $21.8 million for 2009, 2008 and 2007, respectively. Based on the intangible assets recorded at December 31, 2009, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five years is expected to be as follows: $21.7 million for the years ended December 31, 2010, 2011, 2012 and 2013, and $20.4 million for the year ended December 31, 2014.

Impairment of Long-Lived Assets
     The Company assesses the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset grouping to the Company’s estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.
     This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.
     During the year ended December 31, 2007, an intangible asset related to OMNICEF® was determined to be impaired based on the Company’s analysis of its carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $4.1 million related to this intangible asset.
     In addition, as a result of the impairment analysis, the remaining amortizable life of the intangible asset related to OMNICEF® was reduced to two years, and accordingly was fully amortized by June 30, 2009.
Managed Care and Medicaid Reserves
     Rebates are contractual discounts offered to government agencies and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. The Company records provisions for rebates based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel, and prescription trends.
Consumer Rebate and Loyalty Programs
     Consumer rebate and loyalty programs are contractual discounts and incentives offered to consumers at the time prescriptions are dispensed, subject to various conditions. The Company estimates its accruals for consumer rebates based on estimated redemption rates and average rebate amounts based on historical and other relevant data. The Company estimates its accruals for loyalty programs, which are related to the Company’s aesthetic products, based on an estimate of eligible procedures based on historical and other relevant data.
Other Current Liabilities
     Other current liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2009	2008
Accrued incentives	$26,671	$18,910
Deferred revenue	18,508	3,341
Other accrued expenses	23,202	19,602

	$68,381	$41,853

     Included in deferred revenue as of December 31, 2009 and 2008 was $1.2 million and $0.7 million, respectively, associated with the deferral of revenue and related cost of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand.
Revenue Recognition
     Revenue from product sales is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements, which is now part of ASC 605, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for estimated product returns, sales discounts and chargebacks are established as a reduction of product sales revenues at the time such revenues are recognized. Provisions for managed care and Medicaid rebates and consumer rebate and loyalty programs are established as a reduction of product sales revenues at the later of the date at which revenue is recognized or the date at which the sales incentive is offered. These deductions from gross revenue are established by the Company’s management as its best estimate based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. The Company’s estimates of inventory in the distribution channel are based on inventory information reported to the Company by its major wholesale customers for which the Company has inventory management agreements, historical shipment and return information from its accounting records, and data on prescriptions filled, which the Company purchases from one of the leading providers of prescription-based information. The Company continually monitors internal and external data, in order to ensure that information obtained from external sources is reasonable. The Company also utilizes projected prescription demand for its products, as well as, the Company’s internal information regarding its products. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, as a reserve within current liabilities, or as an addition to accrued expenses.
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
     The Company does not provide any material forms of price protection to its wholesale customers and permits product returns if the product is damaged, or, depending on the customer and product, if it is returned within six months prior to expiration or up to 12 months after expiration. The Company’s customers consist principally of financially viable wholesalers, and depending on the customer, revenue is based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions. As a result of certain modifications made to the Company’s distribution services agreement with McKesson, the Company’s exclusive U.S. distributor of its aesthetics products DYSPORTTM, PERLANE® and RESTYLANE®, the Company began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. As a general practice, the Company does not ship prescription product that has less than 12 months until its expiration date. The Company also authorizes returns for damaged products and credits for expired products in accordance with its returned goods policy and procedures.
Advertising
     The Company expenses advertising costs as incurred. Advertising expenses for 2009, 2008 and 2007 were $51.9 million, $47.0 million and $47.9 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.

Share-Based Compensation
     At December 31, 2009, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued.
     The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2009, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to December 31, 2009, was approximately $1.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.
     A summary of stock option activity within the Company’s stock-based compensation plans and changes for 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
| | | |
Balance at December 31, 2008	10,707,357	$27.98

Granted	182,017	$13.94
Exercised	(1,134,415)	$14.21
Terminated/expired	(501,112)	$30.70

Balance at December 31, 2009	9,253,847	$29.24	3.0	$11,860,331

     The intrinsic value of options exercised during 2009 was $5,405,151. Options exercisable under the Company’s share-based compensation plans at December 31, 2009, were 8,917,859 with a weighted average exercise price of $29.52, a weighted average remaining contractual term of 2.9 years, and an aggregate intrinsic value of $9,369,695.
     A summary of outstanding stock options that are fully vested and are expected to vest, based on historical forfeiture rates, and those stock options that are exercisable, as of December 31, 2009, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding, net of expected forfeitures	8,480,159	$29.34	3.1	$10,739,330
Exercisable	8,179,147	$29.62	2.9	$8,485,569

     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	YEAR ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008	DECEMBER 31, 2007

Expected dividend yield	0.3% to 1.0%	0.6% to 0.7%	0.4%
Expected stock price volatility	0.45 to 0.46	0.35 to 0.38	0.35
Risk-free interest rate	2.2% to 2.8%	3.0% to 3.4%	4.5% to 4.8%
Expected life of options	7.0 Years	7.0 Years	7.0 Years
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
     The weighted average fair value of stock options granted during 2009, 2008 and 2007 was $6.44, $8.90 and $14.98, respectively.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During 2009, 975,173 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during 2009, 2008 and 2007 was approximately $8.7 million, $5.9 million and $3.7 million, respectively. As of December 31, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2009, was approximately $24.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for 2009 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2008	1,204,851	$23.38

Granted	975,173	$11.28
Vested	(201,600)	$25.35
Forfeited	(62,955)	$20.08

Nonvested at December 31, 2009	1,915,469	$17.12

     The total fair value of restricted shares vested during 2009, 2008 and 2007 was approximately $5.1 million, $3.9 million and $1.3 million, respectively.
Stock Appreciation Rights
     During 2009, the Company granted, in aggregate, 2,039,558 cash-settled stock appreciation rights (“SARs”) to over 200 of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SARs is expensed over the service period of the employees receiving the grants, and a liability is recognized in the Company’s consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. Share-based compensation expense related to SARs during 2009 was approximately $5.6 million. As of December 31, 2009, the total measured amount of unrecognized compensation cost related to outstanding SARs, based on the valuation performed on December 31, 2009, to be recognized as expense subsequent to December 31, 2009, was approximately $27.9 million, and the related weighted average remaining vesting period for the awards is approximately 4.2 years.
     The fair value of each SAR was estimated on the date of the grant, and was remeasured at year-end, using the Black-Scholes option pricing model with the following assumptions:

	SARS Granted During	Remeasurement
	the Year Ended	as of
	December 31, 2009	December 31, 2009

Expected dividend yield	0.3% to 1.0%	0.6%
Expected stock price volatility	0.38 to 0.46	0.34
Risk-free interest rate	2.2% to 3.0%	3.4
Expected life of SARs	7.0 years	6.2 to 6.8 years
     The weighted average fair value of SARs granted during 2009, as of the respective grant dates, was $5.36. The weighted average fair value of all SARs outstanding as of the remeasurement date of December 31, 2009, was $17.50
     A summary of SARs activity for the year ended December 31, 2009, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value
| | | |
Balance at December 31, 2008	—	$—

Granted	2,039,558	$11.39
Exercised	—	$—
Terminated/expired	(123,402)	$11.28

Balance at December 31, 2009	1,916,156	$11.40	6.2	$29,991,583

     No SARs were exercisable as of December 31, 2009.
     See Note 15 for further discussion of the Company’s share-based employee compensation plans.
Shipping and Handling Costs
     Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for 2009, 2008 and 2007 were approximately $2.5 million, $2.8 million and $2.8 million, respectively.

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
Legal Contingencies
     In the ordinary course of business, the Company is involved in legal proceedings involving regulatory inquiries, contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims will have a material adverse effect on its results of operations or financial condition. See Note 12 for further discussion.
Foreign Currency Translations
     The U.S. Dollar is the functional currency of all our foreign subsidiaries. The financial statements of foreign subsidiaries have been translated into U.S. Dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Total accumulated gains from foreign currency translation, included in accumulated other comprehensive (loss) income at December 31, 2009, and December 31, 2008, was approximately $1.3 million and $1.3 million, respectively. The effect on the consolidated statements of income of transaction gains and losses is not material for all years presented.
Earnings Per Common Share
     Basic and diluted earnings per common share are calculated in accordance with the requirements of ASC 260, Earnings Per Share. Because the Company has Contingently Convertible Debt (see Note 11), diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per common share is calculated by adjusting net income for tax-effected net interest and issue costs on the Contingent Convertible Debt, divided by the weighted average number of common shares outstanding assuming conversion.
     In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. In the new guidance, which is now part of ASC 260, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security. The Company adopted the new guidance on January 1, 2009.
     A detailed presentation of earnings per share is included in Note 16.
Use of Estimates and Risks and Uncertainties
     The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the assessment of recoverability of long-lived assets and goodwill; the valuation of auction rate floating securities; the recognition and measurement of current and deferred income tax assets and liabilities; and the reductions to revenue recorded at the time of sale for various items, including sales returns and rebate reserves. The actual results experienced by the Company may differ from management’s estimates.
     The Company purchases its inventory from third-party manufacturers, many of whom are the sole source of products for the Company. The failure of such manufacturers to provide an uninterrupted supply of products could adversely impact the Company’s ability to sell such products.
Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. Long-term investments are carried at fair value based on market quotations and a discounted cash flow analysis for auction rate floating securities. The fair value of the Company’s contingent convertible senior notes, based on market quotations, is approximately $171.7 million at December 31, 2009.
Supplemental Disclosure of Cash Flow Information
     During 2009, 2008 and 2007, the Company made interest payments of $4.2 million, $6.4 million and $8.5 million, respectively.
Accumulated Other Comprehensive (Loss) Income
     Accumulated other comprehensive loss of $3.8 million as of December 31, 2009 included $5.1 million of accumulated unrealized losses related the Company’s short-term and long-term available-for-sale securities investments, partially offset by $1.3 million of accumulated foreign currency translation adjustments.
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
     In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, is effective for financial statements ending after June 15, 2009, and the Company adopted the new guidance during the three months ended June 30, 2009. The new guidance establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. The Company has evaluated subsequent events through the date of issuance of its financial statements.
     In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, New Consolidation Guidance for Variable Interest Entities (VIE), which amends FIN 46 (R), Consolidation of Variable Interest Entities, has not yet been adopted into the Codification. The revised guidance addresses the elimination of the concept of a qualifying special purpose entity and replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the revised guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The revised guidance is effective for annual reporting periods beginning after November 30, 2009. The Company is currently assessing what impact, if any, the revised guidance will have on its results of operations and financial condition.
     In October 2009, the FASB approved for issuance Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) – Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently assessing what impact, if any, the updated guidance will have on its results of operations and financial condition.
3. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, non-invasive body sculpting technology and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. The non-acne dermatological product lines include DYSPORTTM, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. The non-dermatological product lines include AMMONUL®, BUPHENYL® and the LIPOSONIXTM system. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.

     The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists and plastic surgeons. Such products are often prescribed by physicians outside these three specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies, and others. Currently, the Company’s products are sold primarily to wholesalers and retail chain drug stores. During 2009, 2008 and 2007, two wholesalers accounted for the following portions of the Company’s net revenues:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

McKesson	40.8%	45.8%	52.2%
Cardinal	37.1%	21.2%	16.9%
     McKesson is the sole distributor for the Company’s RESTYLANE® and PERLANE® products and DYSPORTTM in the U.S.
     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

Acne and acne-related dermatological products	$398,861	$325,020	$243,414
Non-acne dermatological products	133,595	147,954	172,902
Non-dermatological products	39,459	44,776	41,078

Total net revenues	$571,915	$517,750	$457,394

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

Acne and acne-related dermatological products	70%	63%	53%
Non-acne dermatological products	23	29	38
Non-dermatological products	7	8	9

Total net revenues	100%	100%	100%

     During 2009, 2008 and 2007, the Company’s top three products constituted 71.4%, 69.4% and 70.8%, respectively, of its total net revenues. Less than 5% of the Company’s net revenues are generated outside the U.S.
4. STRATEGIC COLLABORATIONS
     Glenmark
     On November 14, 2009, the Company entered into an Asset Purchase and Development Agreement with Glenmark Generics Ltd. and Glenmark Generics Inc., USA (collectively, “Glenmark”) (the “Glenmark Asset Purchase Agreement”) and two License and Settlement Agreements with Glenmark (one, the “Vanos License and Settlement Agreement, the other, the “Loprox License and Settlement Agreement” and, collectively, the “License and Settlement Agreements”)
     In connection with the Glenmark Asset Purchase and Development Agreement, the Company purchased from Glenmark the North American rights of a dermatology product currently under development, including the underlying technology and regulatory filings. In accordance with terms of the agreement, the Company made a $5.0 million payment to Glenmark upon closing of the transaction, and will make additional payments to Glenmark of up to $7.0 million upon the achievement of certain development and regulatory milestones. The Company will make royalty payments to Glenmark on sales of the product. The initial $5.0 million payment was recognized as a charge to research and development expense during the three months ended December 31, 2009.
     In connection with the Glenmark License and Settlement Agreements, the Company and Glenmark agreed to terminate all legal disputes between them relating to the Company’s VANOS® (fluocinonide) Cream 0.1% and LOPROX® Gel. In addition, Glenmark confirmed that certain of the Company’s patents relating to VANOS® and LOPROX® are valid and enforceable, and cover Glenmark’s activities relating to its generic versions of VANOS® and LOPROX® Gel under ANDAs. Further, subject to the terms and conditions contained in the Vanos License and Settlement Agreement, the Company granted Glenmark, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products. Upon commercialization by Glenmark of generic versions of VANOS® products, Glenmark will pay the Company a royalty based on sales of such generic products. Subject to the terms and conditions contained in the Loprox License and Settlement Agreement, the Company also granted Glenmark a license to make and sell generic versions of LOPROX® Gel. Upon commercialization by Glenmark of generic versions of LOPROX® Gel, Glenmark will pay the Company a royalty based on sales of such generic products. In accordance with the terms of the License and Settlement Agreements, the Company paid Glenmark $0.3 million for attorneys’ fees incurred by Glenmark related to the legal disputes. The $0.3 million payment was recognized as selling, general and administrative expense during the three months ended December 31, 2009.
     Revance
     On July 28, 2009, the Company and Revance Therapeutics, Inc. (“Revance”) entered into a license agreement granting Medicis worldwide aesthetic and dermatological rights to Revance’s novel, investigational, injectable botulinum toxin type A product, referred to as “RT002”, currently in pre-clinical studies. The objective of the RT002 program is the development of a next-generation neurotoxin with favorable duration of effect and safety profiles.
     Under the terms of the agreement, Medicis paid Revance $10.0 million upon execution of the agreement, and will pay additional potential milestone payments totaling approximately $94 million upon successful completion of certain clinical, regulatory and commercial milestones, and a royalty based on sales and supply price, the total of which is equivalent to a double-digit percentage of net sales. The initial $10.0 million payment was recognized as research and development expense during the year ended December 31, 2009.
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
     On June 29, 2009, Ucyclyd and Hyperion entered into a second amendment (the “Second Amendment”) to their existing Collaboration Agreement. In connection with Hyperion obtaining additional venture financing, Ucyclyd agreed in the Second Amendment to restructure the royalty and milestone payments in exchange for Hyperion having agreed to issue five percent of its fully-diluted common stock to Ucyclyd. In addition, pursuant to the Second Amendment, Ucyclyd agreed to provide seller financing in the event that Hyperion exercises its buyout rights with respect to GT4P.
     The common stock of Hyperion that was received by Ucyclyd in consideration for the restructuring of the royalty and milestone payments was valued at $2.4 million, which was derived utilizing the per share price of preferred shares issued by Hyperion at the same time as the common shares that were issued to Ucyclyd. The $2.4 million value of the Hyperion common shares is included in other assets in the Company’s consolidated balance sheets at December 31, 2009, along with corresponding deferred revenue, which is being recognized as contract revenue ratably over a 30-month period ending December 31, 2011, which corresponds to the period over which the Company is recording contract revenue on the original license for GT4P.
     On October 12, 2009, Ucyclyd and Hyperion entered into a third amendment to the existing Collaboration Agreement (“Third Amendment”). Under the terms of the Third Amendment, Ucyclyd agreed to disclose to Hyperion certain know-how for the manufacture of GT4P.
     The Company recognized approximately $2.8 million, $2.5 million and $0.8 million of contract revenue during 2009, 2008 and 2007, respectively, related to this transaction, as amended.
     Professional fees of approximately $2.2 million were incurred related to the completion of the original August 2007 agreement with Hyperion. These costs were recognized as general and administrative expenses during 2007.
     Perrigo
     On April 8, 2009, the Company entered into a License and Settlement Agreement (the “Perrigo License and Settlement Agreement”) and a Joint Development Agreement (the “Perrigo Joint Development Agreement”) with Perrigo Israel Pharmaceuticals Ltd. Perrigo Company was also a party to the License and Settlement Agreement. Perrigo Israel Pharmaceuticals Ltd. and Perrigo Company are collectively referred to as “Perrigo.”
     In connection with the Perrigo License and Settlement Agreement, the Company and Perrigo agreed to terminate all legal disputes between them relating to the Company’s VANOS® (fluocinonide) Cream 0.1%. On April 17, 2009, the Court entered a consent judgment dismissing all claims and counterclaims between Medicis and Perrigo, and enjoining Perrigo from marketing a generic version of VANOS® other than under the terms of the Perrigo License and Settlement Agreement. In addition, Perrigo confirmed that certain of the Company’s patents relating to VANOS® are valid and enforceable, and cover Perrigo’s activities relating to its generic product under ANDA #090256. Further, subject to the terms and conditions contained in the Perrigo License and Settlement Agreement:
•	the Company granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products; and

•	when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay the Company a royalty based on sales of such generic products.

Pursuant to the Perrigo Joint Development Agreement, subject to the terms and conditions contained therein:

•	the Company and Perrigo will collaborate to develop a novel proprietary product;

•	the Company has the sole right to commercialize the novel proprietary product;

•	if and when an NDA for a novel proprietary product is submitted to the U.S. Food and Drug Administration (“FDA”), the Company and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to the Company all of the Company’s novel proprietary product requirements in the U.S.;

•	the Company made an up-front $3.0 million payment to Perrigo and will make additional payments to Perrigo of up to $5.0 million upon the achievement of certain development, regulatory and commercialization milestones; and

•	the Company will pay to Perrigo royalty payments on sales of the novel proprietary product.
     During the year ended December 31, 2009, a development milestone was achieved, and the Company made a $2.0 million payment to Perrigo pursuant to the Perrigo Joint Development Agreement. The $3.0 million up-front payment and the $2.0 million development milestone payment were recognized as research and development expense during the year ended December 31, 2009.
     IMPAX
     On November 26, 2008, the Company entered into a License and Settlement Agreement and a Joint Development Agreement with IMPAX Laboratories, Inc. (“IMPAX”). In connection with the License and Settlement Agreement, the Company and IMPAX agreed to terminate all legal disputes between them relating to SOLODYN®. Additionally, under terms of the License and Settlement Agreement, IMPAX confirmed that the Company’s patents relating to SOLODYN® are valid and enforceable, and cover IMPAX’s activities relating to its generic product under ANDA #09-024.
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
     Under the Joint Development Agreement, the Company and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, the Company made an initial payment of $40.0 million upon execution of the agreement. During the year ended December 31, 2009, the Company paid IMPAX $12.0 million upon the achievement of clinical milestones, in accordance with terms of the agreement. In addition, the Company will be required to pay up to $11.0 million upon successful completion of certain other clinical and commercial milestones. The Company will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by Medicis upon approval by the FDA. The Company will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA.
     The $40.0 million initial payment was recognized as a charge to research and development expense during 2008, and the $12.0 million of clinical milestone payments were recognized as a charge to research and development expense during the year ended December 31, 2009.
5.	DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN TYPE A PRODUCT KNOWN AS DYSPORTTM
     On March 17, 2006, the Company entered into a development and distribution agreement with Ipsen Ltd., a wholly-owned subsidiary of Ipsen, S.A. (“Ipsen”), whereby Ipsen granted Aesthetica Ltd., rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the United States, Canada and Japan for aesthetic use by healthcare professionals. During the development of the product, the proposed name of the product for aesthetic use in the U.S. was RELOXIN®.
     In May 2008, the FDA accepted the filing of Ipsen’s Biologics License Application (“BLA”) for RELOXIN® and, in accordance with the agreement, Medicis paid Ipsen $25.0 million upon achievement of this milestone. The $25.0 million was recognized as a charge to research and development expense during the year ended December 31, 2008.
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
     In accordance with the agreement, the Company paid Ipsen $75.0 million as a result of the approval by the FDA. The $75.0 million payment was capitalized into intangible assets in the Company’s consolidated balance sheet, and is being amortized on a straight-line basis over a period of 15 years. Ipsen will manufacture and provide the product to Medicis for the term of the agreement, which extends to December 2036. Medicis will pay Ipsen a royalty based on sales and a supply price, as defined under the agreement.
     The product is not currently approved for aesthetic use in Canada or Japan. Under the terms of the agreement, Medicis is responsible for all remaining research and development costs associated with obtaining the product’s approval in Canada and Japan. Medicis will pay an additional $2.0 million to Ipsen upon regulatory approval of the product in Japan.
6.	SALE OF MEDICIS PEDIATRICS
     On June 10, 2009, Medicis, Medicis Pediatrics, Inc. (“Medicis Pediatrics,” formerly known as Ascent Pediatrics, Inc.), a wholly-owned subsidiary of Medicis, and BioMarin Pharmaceutical Inc. (“BioMarin”) entered into an amendment to the Securities Purchase Agreement (the “BioMarin Securities Purchase Agreement”), dated as of May 18, 2004, and amended on January 12, 2005, by and among Medicis, Medicis Pediatrics, BioMarin and BioMarin Pediatrics Inc., a wholly-owned subsidiary of BioMarin that previously merged into BioMarin. The Amendment was effected to accelerate the closing of BioMarin’s option under the BioMarin Securities Purchase Agreement to purchase from Medicis all of the issued and outstanding capital stock of Medicis Pediatrics (the “Option”), which was previously expected to close in August 2009. In accordance with the Amendment, the parties consummated the closing of the Option on June 10, 2009 (the “BioMarin Option Closing”). The aggregate cash consideration paid to Medicis in conjunction with the BioMarin Option Closing was approximately $70.3 million and the purchase was completed substantially in accordance with the previously disclosed terms of the BioMarin Securities Purchase Agreement.
     As a result of the BioMarin Option Closing, the Company recognized a pretax gain of $2.2 million, which is included in other (income) expense, net, in the consolidated statements of income for the year ended December 31, 2009. The $2.2 million pretax gain is net of approximately $0.7 million of professional fees related to the transaction. Because of the difference between the Company’s book and tax basis of goodwill in Medicis Pediatrics, the transaction resulted in a $24.8 million gain for income tax purposes, and, accordingly, the Company recorded a $9.0 million income tax provision, which is included in income tax expense in the consolidated statements of income for the year ended December 31, 2009.
7.	INVESTMENT IN REVANCE
     On December 11, 2007, the Company announced a strategic collaboration with Revance, a privately-held, venture-backed development-stage entity, whereby the Company made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon the Company’s exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The option period will extend through the end of Phase 2 testing in the United States. In consideration for the Company’s $20.0 million payment, the Company received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million was used by Revance primarily for the development of the product. Approximately $12.0 million of the $20.0 million payment represented the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and was expected to be utilized in the development of the new product, represented the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the year ended December 31, 2007.
     Prior to the exercise of the option, Revance will remain primarily responsible for the worldwide development of Revance’s topical botulinum toxin type A product in consultation with the Company in North America. The Company will assume primary responsibility for the development of the product should consummation of either a merger or a license for topically delivered botulinum toxin type A in North America be completed under the terms of the option. Revance will have sole responsibility for manufacturing the development product and manufacturing the product during commercialization worldwide. The Company’s right to exercise the option is triggered upon Revance’s successful completion of certain regulatory milestones through the end of Phase 2 testing in the U.S. A license would contain a payment upon exercise of the license option, milestone payments related to clinical, regulatory and commercial achievements, and royalties based on sales defined in the license. If the Company elects to exercise the option, the financial terms for the acquisition or license will be determined through an independent valuation in accordance with specified methodologies.
     The Company estimates the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric is available for these purposes (such as the completion of an equity financing by Revance). During 2009 and 2008, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million and $9.1 million, respectively, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach. Such amounts were recognized in other (income) expense. As of December 31, 2009, the Company’s investment in Revance related to this transaction was $0.
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
     On July 1, 2008, the Company, through its wholly-owned subsidiary Donatello, Inc., acquired LipoSonix, an independent, privately-held company with a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix, now known as Medicis Technologies Corporation, is a medical device company developing non-invasive body sculpting technology. It launched its first product, the LIPOSONIXTM system, in Europe in 2008 and recently launched in Canada. The LIPOSONIXTM system is being marketed and sold through distributors in Europe. In the U.S., the LIPOSONIXTM system is an investigational device and is currently not cleared or approved for sale.
     Under terms of the transaction, Medicis paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, Medicis will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LIPOSONIXTM technology and if various commercial milestones are achieved on a worldwide basis.
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
     During the three months ended September 30, 2009, the Company recorded $0.4 million of net deferred tax assets and decreased goodwill by $0.4 million as a result of an adjustment to the tax attributes acquired.
     Identifiable intangible assets of $9.4 million include existing technology of $6.7 million, with an estimated amortizable life of ten years, and trademarks and trade names of $2.7 million, with an estimated indefinite amortizable life.
     The $30.5 million of acquired in-process research and development was recognized as in-process research and development expense in the Company’s statement of operations during the three months ended September 30, 2008. No tax benefit was recognized related to this charge.
     The results of operations of LipoSonix are included in the Company’s consolidated financial statements beginning on July 1, 2008.
     The following unaudited proforma financial information for the years ended December 31, 2008 and 2007 gives effect to the acquisition of LipoSonix as if it had occurred on January 1, 2007. Such unaudited proforma information is based on historical financial information with respect to the acquisition and does not reflect operational and administrative cost savings, or synergies, that management of the combined company estimates may be achieved as a result of the acquisition. The $30.5 million in-process research and development charge has not been included in the unaudited proforma financial information since this adjustment is non-recurring in nature.

	YEAR ENDED DECEMBER 31,
	2008	2007
	(in millions, except per share data)
Net revenues	$518.5	$457.4
Net income	4.6	59.2
Diluted net income per share	$0.08	$0.92
9.	SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At December 31, 2009, the Company has recorded the estimated fair value in available-for-sale and trading securities for short-term and long-term investments of approximately $319.2 million and $25.5 million, respectively.
     Available-for-sale and trading securities consist of the following at December 31, 2009 and 2008 (amounts in thousands):

	DECEMBER 31, 2009
				Other-Than
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$98,993	$506	$(83)	$—	$99,416
Federal agency notes and bonds	215,759	221	(203)	—	215,777
Auction rate floating securities	35,000	—	(8,179)	—	26,821
Asset-backed securities	3,070	25	(356)	—	2,739

Total securities	$352,822	$752	$(8,821)	$—	$344,753

	DECEMBER 31, 2008
				Other-Than
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$124,622	$418	$(429)	$—	$124,611
Federal agency notes and bonds	117,040	1,841	—	—	118,881
Auction rate floating securities	44,625	—	—	(6,400)	38,225
Asset-backed securities	31,681	—	(630)	—	31,051

Total securities	$317,968	$2,259	$(1,059)	$(6,400)	$312,768

     During 2009, 2008 and 2007, the gross realized gains on sales of available-for-sale securities totaled $1.6 million, $1.1 million and $0.1 million, respectively, and gross losses totaled $0, $6.5 million (including $6.4 million of other-than-temporary impairment losses) and $0, respectively. Such amounts were determined based on the specific identification method. The net adjustment to unrealized gains during 2009, 2008 and 2007, on available-for-sale securities included in stockholders’ equity totaled $5.9 million, $0 and $0.9 million, respectively. Of the 2009 amount, $3.1 million was reclassified from retained earnings to other comprehensive income in accordance with a new accounting standard (see below) during the three months ended June 30, 2009. The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2009, by maturity, are shown below (amounts in thousands):

	DECEMBER 31, 2009
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$142,256	$142,120
Due after one year through five years	175,566	175,812
Due after 10 years	33,700	25,524

	$351,522	$343,456

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At December 31, 2009, approximately $25.5 million in estimated fair value expected to mature greater than one year has been classified as long-term investments because these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
     As of December 31, 2009, the Company’s investments included auction rate floating securities with a fair value of $26.8 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008 and 2009 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, the Company recorded an other-than-temporary impairment loss of $6.4 million during the year ended December 31, 2008, based on the Company’s estimate of the fair value of these investments. The Company’s estimate of the fair value of its auction rate floating securities was based on market information and assumptions determined by the Company’s management, which could change significantly based on market conditions. On April 9, 2009, the FASB released FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption, FSP FAS 115-2, which is now part of ASC 320, Investments – Debt and Equity Securities, requires that entities should report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date from retained earnings to other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. The Company adopted FSP FAS 115-2 during the three months ended June 30, 2009, and accordingly, reclassified approximately $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to its auction rate floating securities from retained earnings to other comprehensive income in the Company’s consolidated balance sheets.
     In November 2008, the Company entered into a settlement agreement with the broker through which the Company purchased auction rate floating securities. The settlement agreement provides the Company with the right to put an auction rate floating security currently held by the Company back to the broker beginning on June 30, 2010. At December 31, 2009, and December 31, 2008, the Company held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. At inception, the Company elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities), and accordingly adjusts the put option to fair value at each reporting date. Concurrent with the execution of the settlement agreement, the Company reclassified this auction rate floating security from available-for-sale to trading securities and accordingly, future changes in fair value related to this investment and the related put option will be recorded in earnings.
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

     The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$18,968	$83	$—	$—
Federal agency notes and bonds	103,635	203	—	—
Auction rate floating securities	—	—	26,821	8,179
Asset-backed securities	—	—	1,193	356

Total securities	$122,603	$286	$28,014	$8,535

     As of December 31, 2009, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company has the intent and ability to hold these investments for the time necessary to recover its cost, which for debt securities may be at maturity.
10. FAIR VALUE MEASUREMENTS
     As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investments in Revance and Hyperion.
     The Company has invested in auction rate floating securities, which are classified as available-for-sale or trading securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 9). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of December 31, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
     The Company estimates changes in the net realizable value of its investment in Revance based on a hypothetical liquidation at book value approach (see Note 7). During the year ended December 31, 2009, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach, which reduced the Company’s investment in Revance to $0 as of December 31, 2009.

     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), at December 31, 2009, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Dec. 31, 2009	(Level 1)	(Level 2)	(Level 3)

Auction rate floating securities	$26,821	$—	$—	$26,821
Other available-for-sale securities	317,932	317,932	—	—
Investment in Hyperion	2,375	—	—	2,375

Total assets measured at fair value	$347,128	$317,932	$—	$29,196

     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Auction Rate	Investment	Investment
	Floating	in	in
	Securities	Revance	Hyperion

Balance at December 31, 2008	$38,225	$2,887	$—
Total gains (losses) included in other (income) expense, net	1,525	(2,887)	—
Total losses included in other comprehensive income	(3,304)	—	—
Common stock of Hyperion related to amendment of collaboration agreement (see Note 4)	—	—	2,375
Purchases and settlements (net)	(9,625)	—	—

Balance at December 31, 2009	$26,821	$—	$2,375

11. CONTINGENT CONVERTIBLE SENIOR NOTES
     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at December 31, 2009. The Old Notes will mature on June 4, 2032.
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
     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at December 31, 2009. The New Notes mature on June 4, 2033.
     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
     Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained, and are still outstanding as of December 31, 2009.

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
     During all of the fiscal quarters during 2009, 2008 and 2007, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
12. COMMITMENTS AND CONTINGENCIES
Occupancy Arrangements
     During July 2006, the Company executed a lease agreement for new headquarter office space to accommodate its expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. The Company occupied the new headquarter office space, which is located approximately one mile from its previous headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. The Company obtained possession of the leased premises and, therefore, began accruing rent expense during the first quarter of 2008. The term of the lease is twelve years. The average annual expense under the amended lease agreement is approximately $3.9 million. During the first quarter of 2008, the Company received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease.
     During October 2006, the Company executed a lease agreement for additional headquarter office space, which is also located approximately one mile from the Company’s current headquarter office space in Scottsdale, Arizona to accommodate its current needs and future growth. Under this agreement, approximately 21,000 square feet of office space is being leased for a period of three years. In May 2007, the Company began occupancy of the additional headquarter office space. The lease expires in May 2010. The Company intends to extend the lease beyond May 2010.
     LipoSonix, now known as Medicis Technologies Corporation, presently leases approximately 24,700 square feet of office, laboratory and manufacturing space in Bothell, Washington under a lease agreement that expires in October 2012.

     Medicis Aesthetics Canada Ltd., a wholly owned subsidiary of the Company, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement, as extended, that expires in June 2010.
     Rent expense was approximately $3.6 million, $9.4 million and $2.5 million for 2009, 2008 and 2007, respectively. Rent expense for 2008 includes a $4.8 million charge for the estimated remaining net cost for the Company’s previous headquarters facility lease, net of potential sublease income.
     At December 31, 2009, approximate future lease payments under the Company’s operating leases are as follows (amounts in thousands):

YEAR ENDING DECEMBER 31,
2010	$6,635
2011	4,532
2012	4,481
2013	4,413
2014	4,559
Thereafter	25,082

$49,702

Lease Exit Costs
     In connection with occupancy of the new headquarter office, the Company ceased use of the prior headquarter office in July 2008, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. Under ASC 420, Exit or Disposal Cost Obligations (formerly SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities), a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. The Company recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008, consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses. The Company has not recorded any other costs related to the lease for the prior headquarters, other than accretion expense.
     As of December 31, 2009, approximately $2.1 million of lease exit costs remain accrued and are expected to be paid by December 2010, all of which is classified in other current liabilities. Although the facilities are no longer in use by the Company, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, the Company concluded it was probable it would be unable to obtain sublease rentals for the prior headquarters, and, therefore, it would not be subleased for the remaining lease term. The Company will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
     The following is a summary of the activity in the liability for lease exit costs for the year ended December 31, 2009:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2008	to Expense	Made	from Sublease	Dec. 31, 2009
Lease exit costs liability	$3,996,102	$211,545	$(2,143,970)	$—	$2,063,677
Research and Development and Consulting Contracts
     The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At December 31, 2009, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.

Medicaid Drug Rebates
     During 2009, the Company completed a voluntary review of pricing data submitted to the Medicaid Drug Rebate Program (the “Program”) for 2006, 2007 and 2008. The review identified certain actions that were needed in relation to the reviewed data. The Company expects that the actions, when implemented, will result in an increase to the Company’s rebate liability under the Program in the amount of approximately $3.3 million for the period reviewed. The Company has disclosed the results of the review and revised rebate liability to the Centers for Medicare and Medicaid Services (“CMS”), which administers the Program, and is awaiting CMS instruction as to whether and when to re-file the revised pricing data. The Company’s submission to CMS also included a request that CMS approve a change in drug category for certain Company products, which CMS approved in December 2009. The fiscal impact of that change is included in the rebate liability figure noted above. Upon completion of CMS’s review of the Company’s submission, the Company will evaluate the impact that CMS’s conclusions will have on the Company’s liability under related drug rebate agreements with various states and the Public Health Service Drug Pricing Program. The Company has accrued $3.3 million for this liability, and recognized a corresponding reduction of net revenues during the year ended December 31, 2009.
Department of Defense/TRICARE
     On March 17, 2009, the Department of Defense (“DoD”) issued a Final Rule (the “Rule”) implementing Section 703 of the National Defense Authorization Act of 2008. The Rule established a program under which the DoD seeks FCP-based refunds, or rebates, from drug manufacturers on TRICARE retail pharmacy utilization. Under the Rule, effective May 26, 2009, the DoD is seeking rebates on TRICARE retail pharmacy program prescriptions filled from January 28, 2008, forward. The Rule sets forth a program in which the DoD asks manufacturers to enter into agreements with the agency pursuant to which the manufacturers commit to pay such rebates. Products that are not listed in such agreements will not be able to be included on the DoD Uniform Formulary. Additionally, products not listed in TRICARE retail agreements will not be available through TRICARE retail network pharmacies without prior authorization. Among other things, the Rule further provides that manufacturers may apply for compromise or waivers of amounts due. As a result of the Rule, the Company’s rebate liability as of March 31, 2009 for 2008 utilization is approximately $1.6 million, the rebate liability for the first quarter of 2009 is approximately $0.8 million and the rebate liability for the second quarter of 2009 prior to the date of execution of the Company’s TRICARE retail agreement on June 29, 2009 is $0.6 million. It is possible that, pursuant to the compromise or waiver process set forth in the Rule, the DoD will agree to accept a lesser sum for the 2008 period and for the first and second quarters of 2009. The Company applied timely for a waiver of liability from January 28, 2008 through the date of its TRICARE rebate agreement, which was executed on June 29, 2009. The Company accrued $2.4 million in aggregate for the liability for 2008 and the first quarter of 2009, which was recognized as a reduction of net revenues during the three months ended March 31, 2009. The Company also accrued $0.6 million in its financial statements as of June 30, 2009 for TRICARE rebate liability for the second quarter of 2009 through June 28, 2009, the day prior to execution of the Company’s TRICARE rebate agreement. This sum was recognized as a reduction of net revenues during that period.
Legal Matters
     On October 8, 2009, the Company received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed an ANDA with the FDA for generic SOLODYN® in its forms of 45mg, 90mg, and 135mg strengths. Lupin did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleged that Lupin’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of the Company’s ’838 Patent. The expiration date for the ’838 Patent is 2018. On November 17, 2009, the Company filed suit against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting to the FDA an ANDA for generic SOLODYN® in its forms of 45mg, 90mg and 135mg strengths. The relief the Company requested includes a request for a permanent injunction preventing Lupin from infringing the ’838 Patent by selling generic versions of SOLODYN®. On November 24, 2009, the Company received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 (“Lupin ANDA Supplement/Amendment I”) with the FDA for generic SOLODYN ® in its form of 65mg strength. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid and/or will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the Lupin ANDA Supplement/Amendment I was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, the Company believes that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 23, 2009, the Company received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA # 91-424 (“Lupin ANDA Supplement/Amendment II”) with the FDA for generic SOLODYN ® in its form of 115mg strength. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid and/or will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the Lupin ANDA Supplement/Amendment II was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, the Company believes that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 28, 2009, the Company amended its complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic SOLODYN® in its form of 65mg strength. On February 2, 2010, the Company amended its complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic SOLODYN® in its form of 115mg strength.
     On September 21, 2009, the Company received a Paragraph IV Patent Certification from Glenmark advising that Glenmark has filed an ANDA with the FDA for a generic version of LOPROX® Gel. Glenmark did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Glenmark’s Paragraph IV Certification alleged that the Company’s U.S. Patent No. 7,018,656 (the “’656 Patent”) would not be infringed by Glenmark’s manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ’656 Patent is 2018. On November 14, 2009, the Company entered into a License and Settlement Agreement with Glenmark and its foreign corporate parent Glenmark Ltd. In connection with the License and Settlement Agreement, the Company and Glenmark agreed to terminate all legal disputes between them relating to LOPROX® Gel. In addition, Glenmark confirmed that certain of the Company’s patents relating to LOPROX® Gel are valid and enforceable, and cover Glenmark’s activities relating to its generic version of LOPROX® Gel under an ANDA. Subject to the terms and conditions contained in the License and Settlement Agreement, the Company also granted Glenmark a license to make and sell generic versions of LOPROX® Gel. Upon commercialization by Glenmark of generic versions of LOPROX® Gel, Glenmark will pay the Company a royalty based on sales of such generic products.
     On December 7, 2009, the Company entered into a Settlement Agreement (the “Paddock Settlement Agreement”) with Paddock Laboratories, Inc. (“Paddock”). In connection with the Paddock Settlement Agreement, the Company and Paddock agreed to settle all legal disputes between them relating to the Company’s LOPROX® Shampoo and the Company agreed to withdraw its complaint against Paddock pending in the U.S. District Court for the District of Arizona. In addition, Paddock confirmed that Paddock’s activities relating to its generic version of LOPROX® Shampoo are covered by the Company’s current and pending patent applications. Further, subject to the terms and conditions contained in the Paddock Settlement Agreement, the Company granted Paddock a non-exclusive, royalty-bearing license to make and sell limited quantities of its generic version of LOPROX® Shampoo.
     On June 23, 2009, the Company and IMPAX entered into a Settlement Agreement (the “IMPAX Settlement Agreement”) and Amendment No. 2 to the License and Settlement Agreement . initially entered into between IMPAX and the Company In conjunction with the IMPAX Settlement Agreement, both IMPAX and the Company released, acquitted, covenanted not to sue and forever discharged one another and their affiliates from any and all liabilities relating to the litigation stemming from the initial License and Settlement Agreement between IMPAX and the Company. The Company made a settlement payment to IMPAX in conjunction with the execution of the IMPAX Settlement Agreement and Amendment No. 2 to the License and Settlement Agreement, which was included in selling, general and administrative expenses during the three months ended June 30, 2009.
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

Patent No. 6,765,001 (the “’001 Patent”) and U.S. Patent No. 7,220,424 (the “’424 Patent”) would not be infringed by Glenmark’s manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ’001 Patent is 2021, and the expiration date for the ’424 Patent is 2023. On June 19, 2009, the Company filed a complaint for patent infringement against Glenmark and its foreign corporate parent Glenmark Ltd. in the United States District Court for the District of New Jersey. On July 14, 2009, Glenmark and Glenmark Ltd. answered the Company’s complaint, and filed counterclaims seeking a declaration that the patents the Company listed with the FDA for VANOS® cream were invalid and unenforceable, and would not be infringed by Glenmark’s generic version of VANOS® cream. On November 14, 2009, the parties entered into a settlement agreement whereby Glenmark obtained certain patent rights and rights to market its ANDA product on a certain timeline. On November 14, 2009, the court entered a consent judgment dismissing all claims of patent inifringement and enjoining Glenmark from marketing a generic version of VANOS® cream other than under the terms of the settlement agreement.
     On May 6, 2009, the Company received a Paragraph IV Patent Certification from Ranbaxy advising that Ranbaxy had filed an ANDA with the FDA for generic SOLODYN® in its form of 135mg strength. Ranbaxy did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleged that Ranbaxy’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of our ’838 Patent. The expiration date for the ’838 Patent is 2018. On June 11, 2009, we filed suit against Ranbaxy in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the ’838 Patent by submitting the above ANDA to the FDA. The relief we requested included a request for a permanent injunction preventing Ranbaxy from infringing the ’838 Patent by selling a generic version of SOLODYN®. Ranbaxy has answered that the ’838 Patent is not infringed, invalid, and/or unenforceable. On January 5, 2010, the Company received a Paragraph IV Patent Certification from Ranbaxy advising that Ranbaxy has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-118 (“Ranbaxy ANDA Supplement/Amendment”) with the FDA for generic SOLODYN® in its forms of 45mg and 90mg strengths. Ranbaxy has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Ranbaxy has complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid, unenforceable, and/or will not be infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the Ranbaxy ANDA Supplement/Amendment was submitted. Ranbaxy’s Paragraph IV Certification also alleges that the Company’s ‘347 Patent or ‘373 Patent is not infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the Ranbaxy ANDA Supplement/Amendment was submitted. Ranbaxy’s submission as to the 45mg and 90mg strengths amends an ANDA already subject to a 30-month stay. As such, the Company believes that the Ranbaxy ANDA Supplement/Amendment cannot be approved by the FDA until after the expiration of the 30-month period or in the event of a court decision holding that the patents are invalid or not infringed. On February 16, 2010, the Company filed a complaint against Ranbaxy in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the patents by submitting the Ranbaxy ANDA Supplement/Amendment for generic SOLODYN® in its forms of 45mg and 90mg strengths.
     On May 1, 2008, the Company announced that it received notice from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo Israel”), a generic pharmaceutical company, that it had filed an ANDA with the FDA for a generic version of the Company’s VANOS® fluocinonide cream 0.1%. Perrigo Israel’s notice indicated that it was challenging only one of the two patents that the Company listed with the FDA for VANOS® cream, the Company’s U.S. Patent No. 6,765,001 (the “’001 Patent”) that will expire in 2021. On June 6, 2008, the Company filed a complaint for patent infringement against Perrigo Israel and, its domestic corporate parent, Perrigo Company, in the United States District Court for the Western District of Michigan. In August 2008, the Company received notice that Perrigo Israel amended its ANDA to challenge the Company’s other patent listed with the FDA for VANOS® cream, its U.S. Patent No. 7,220,424 (the “’424 Patent) that will expire in 2023. The Company’s complaint asserts that Perrigo Israel and Perrigo Company have infringed on both of the Company’s patents for VANOS® cream. On April 8, 2009, the Company entered into a license and settlement agreement with Perrigo. In connection with the license and settlement agreement, the Company and Perrigo agreed to terminate all legal disputes between them relating to our VANOS® cream. In addition, Perrigo confirmed that certain of the Company’s patents relating to VANOS® cream are valid and enforceable, and are infringed by Perrigo’s activities relating to its generic product under ANDA #090256. Further, subject to the terms and conditions contained in the license and settlement agreement, the Company granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products and, when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay the Company a royalty based on sales of such generic products.

     On November 20, 2009, the Company received a Paragraph IV Patent Certification from Barr, advising that Barr has filed a supplement to its earlier filed ANDA #65-485 (“Barr ANDA Supplement”) with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Barr has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Barr has complied with FDA requirements for proving bioequivalence. Barr’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid, unenforceable and/or will not be infringed by Barr’s manufacture, use, sale and/or importation of the products for which the Barr ANDA Supplement was submitted. On December 28, 2009, the Company filed suit against Barr/Teva, in the United States District Court for the District of Maryland seeking an adjudication that Barr/Teva has infringed one or more claims of the ’838 Patent by submitting to the FDA the Barr ANDA Supplement seeking marketing approval for generic SOLODYN® in its forms of 65mg and 115mg strengths. The relief the Company requested includes a request for a permanent injunction preventing Barr/Teva from infringing the ’838 Patent by selling generic versions of SOLODYN® in its forms of 65mg and 115mg strengths. As a result of the filing of the suit, the Company believes that the supplement to the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.
     A third party has requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an Ex Parte Reexamination of the ’838 patent. The USPTO granted this request. In March 2009, the USPTO issued a non-final office action in the reexamination of the ’838 patent. On May 13, 2009, Medicis’ filed its response to the non-final office action with the USPTO, canceling certain claims and adding amended claims. On November 10, 2009, the USPTO issued a second non-final office action in the reexamination of the ’838 patent. On January 8, 2010, the Company filed its response to the non-final office action with the USPTO. Reexamination can result in confirmation of the validity of all of a patent’s claims, the invalidation of all of a patent’s claims, or the confirmation of some claims and the invalidation of others. The Company cannot guarantee the outcome of the reexamination. It is possible that one or more of the Company’s patents covering SOLODYN® may be found invalid or narrowed in scope as the result of the pending reexamination or a future reexamination by the USPTO. If the USPTO’s action leads the court in a SOLODYN® patent infringement suit, including the suits described in this Report, to hold that the patent for SOLODYN® is invalid or not infringed, such a holding would permit the FDA to lift the 30-month stay on approval of ANDAs for generic versions of SOLODYN®.
     On January 13, 2009, the Company filed suit against Mylan, Inc., Matrix Laboratories Ltd., Matrix Laboratories Inc., Sandoz, Inc., (“Sandoz”) and Barr Laboratories, Inc. (“Barr”) (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of the Company’s ’838 patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN®. The relief requested by the Company includes a request for a permanent injunction preventing Defendants from infringing the ’838 patent by selling generic versions of SOLODYN®. Mylan has answered that the ’838 Patent is not infringed and/or invalid. On March 18, 2009, the Company entered into a settlement agreement with Barr, a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), whereby all legal disputes between the Company and Teva relating to SOLODYN® were terminated and whereby Barr/Teva agreed that Medicis’ patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Barr/Teva. On March 30, 2009, the Delaware Court dismissed the claims between the Company and Matrix Laboratories Inc. without prejudice, pursuant to a stipulation between Medicis and Matrix Laboratories Inc. On August 18, 2009, the Company entered into a Settlement Agreement with Sandoz whereby all legal disputes between the Company and Sandoz relating to SOLODYN® were terminated and where Sandoz agreed that Medicis’ patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Sandoz.
     On January 21, 2009, the Company received a letter from an alleged stockholder demanding that its Board of Directors take certain actions, including potentially legal action, in connection with the restatement of its consolidated financial statements in 2008. The letter states that, if the Board of Directors does not take the demanded action, the alleged stockholder will commence a derivative action on behalf of the Company. The Company’s Board of Directors reviewed the letter during the course of 2009 and established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the allegations in the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee were to conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in the best interest of the Company and its shareholders to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board of Directors any other appropriate action to be taken. The special committee engaged outside counsel to assist with the investigation.

     On October 3, 10, and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003, and approximately September 24, 2008. The Court has consolidated these actions into a single proceeding and appointed a lead plaintiff and lead plaintiff’s counsel. On May 18, 2009, the lead plaintiff filed an amended complaint. The amended complaint names as defendants Medicis Pharmaceutical Corp. and the Company’s Chief Executive Officer and Chairman of the Board, Jonah Shacknai, the Company’s Chief Financial Officer, Executive Vice President and Treasurer, Richard D. Peterson, the Company’s Chief Operating Officer and Executive Vice President, Mark A. Prygocki, and the Company’s independent auditors, Ernst & Young LLP. The claims alleged in the amended complaint arise in connection with the restatement of the Company’s annual, transition, and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008. The amended complaint alleges violations of federal securities laws, (Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5), based on alleged material misrepresentations to the market that allegedly had the effect of artificially inflating the market price of the Company’s stock. The amended complaint seeks to recover unspecified damages and costs, including counsel and expert fees. On July 17, 2009, the Company and the other defendants filed motions to dismiss the amended complaint in its entirety on various grounds. The lead plaintiff filed an opposition to the motions to dismiss on August 31, 2009, and the Company and the other defendants filed reply memoranda in support of the motions to dismiss on October 15, 2009. On December 2, 2009, the court dismissed the consolidated amended complaint without prejudice, permitting the lead plaintiff the opportunity to replead. On January 18, 2010, the lead plaintiff filed a second amended complaint. On February 19, 2010, the Company and the other defendants filed motions to dismiss the second amended complaint in its entirety on various grounds. The Company will continue to vigorously defend the claims in these consolidated matters. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
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
13. INCOME TAXES
     The provision (benefit) for income taxes consists of the following (amounts in thousands):

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

Current
Federal	$55,978	$68,767	$31,639
State	4,364	3,631	186
Foreign	2,704	2,422	3,194

	63,046	74,820	35,019

Deferred
Federal	(2,873)	(40,435)	13,091
State	(534)	(2,255)	434

	(3,407)	(42,690)	13,525

Total	$59,639	$32,130	$48,544

     During 2009, 2008 and 2007, “Additional paid-in-capital” was (decreased)/increased by $(0.9) million, $(1.6) million and $2.6 million, respectively, as a result of tax (shortfalls)/windfalls related to the vesting of restricted stock and exercise of employee stock options.
     The reconciliations of the U.S. federal statutory rate to the combined effective tax rate used to determine income tax expense (benefit) are as follows:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	0.9	2.2	0.9
Share-based payments	0.7	2.4	0.4
Foreign taxes	1.2	3.3	1.7
Tax contingencies reserve	—	0.3	(0.4)
Non-deductible research and development expense	—	25.2	—
Taxable gain in excess of book gain on sale of subsidiary	5.9	—	—
Other non-deductible items	0.7	4.2	1.3
Credits and other	(1.1)	(4.5)	(0.8)
Valuation allowance	0.7	7.7	2.7

	44.0%	75.8%	40.8%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2009		2008
	Current	Long-term	Current	Long-term

Deferred tax assets:
Net operating loss carryforwards	$7,177	$2,706	$7,558	$13,547
Reserves and liabilities	59,104	11,826	46,037	6,176
Unrealized losses on securities	40	2,885	—	2,319
Excess of tax basis over net book value of intangible assets	—	83,204	—	80,182
Share-based payment awards	—	18,511	—	17,665
Depreciation on property and equipment	—	—	—	141
Credits and other	—	1,775	—	1,387

	66,321	120,907	53,595	121,417
Deferred tax liabilities:
Unrealized gains on securities	—	—	(434)	—
Bond interest	—	(45,334)	—	(37,605)
Depreciation on property and equipment	—	(3,009)	—	—

	—	(48,343)	(434)	(37,605)

Valuation allowance	—	(7,617)	—	(6,663)

Net deferred tax assets	$66,321	$64,947	$53,161	$77,149

     On June 10, 2009, the Company sold all of the outstanding capital stock of Medicis Pediatrics (see Note 6). The transaction generated a $24.8 million net gain for income tax purposes and, accordingly, a $9.0 million income tax provision was established as part of the transaction.
     In connection with its acquisition of LipoSonix in July 2008, the Company recorded $18.7 million of net deferred tax assets and decreased goodwill by $18.7 million as a result of tax attributes acquired and basis differences in the net assets acquired. During the three months ended September 30, 2009, the Company recorded $0.4 million of net deferred tax assets and decreased goodwill by $0.4 million as a result of an adjustment to the tax attributes acquired.
     At December 31, 2009, the Company has a federal net operating loss carryforward of approximately $28.2 million, of which a portion will expire beginning in 2021 if not previously utilized. The entire net operating loss carryforward was acquired in connection with the Company’s acquisition of LipoSonix. As a result of the related ownership change for LipoSonix, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382. The federal net operating loss of $28.2 million is net of the Section 382 limitation, thus representing the Company’s estimate of the net operating loss carryforward that will be realized.
     At December 31, 2009 and 2008, the Company has an unrealized tax loss of $21.0 million and $18.1 million, respectively, related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At December 31, 2009 and 2008, the Company has recorded a valuation allowance of $7.6 million and $6.7 million, respectively, against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
     The Company recorded a deferred tax asset (liability) of approximately $2.9 million, $(0.4) million and $(0.4) million related to unrealized gains on available-for-sale securities in 2009, 2008 and 2007, respectively. All amounts have been presented as a component of other comprehensive income in stockholders’ equity.
     During 2009, 2008 and 2007, the Company made net tax payments of $44.6 million, $87.8 million and $35.4 million, respectively.
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through fiscal 2004. The Internal Revenue Service recently completed a limited scope examination of the Company’s tax return for the period ending December 31, 2007. The exam resulted in no changes to the tax return as filed. In addition, the state of California is currently conducting an examination on the Company’s tax return for the periods ended June 30, 2005, December 31, 2005, December 31, 2006 and December 31, 2007.
     The Company owns two subsidiaries that file corporate tax returns in Sweden. The Swedish tax authorities examined the tax return of one of the subsidiaries for fiscal 2004. The examiners issued a no change letter, and the examination is complete. The Company’s other subsidiary in Sweden has not been examined by the Swedish tax authorities. The Swedish statute of limitations may be open for up to five years from the date the tax return was filed. Thus, all returns filed from fiscal 2005 forward are open under the statute of limitations.

     Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. In accordance with FIN No. 48 (now part of ASC 740, Income Taxes), the Company recognized a cumulative-effect adjustment of approximately $808,000, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. A reconciliation of the 2009, 2008 and 2007 beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2009	2008	2007

Balance at beginning of period	$2,512	$3,410	$4,310
Additions based on tax positions related to the current year	118	—	—
Additions for tax positions of prior years	1,010	—	200
Reductions for tax positions of prior years	—	—	(1,100)
Settlements	—	(898)	—
Reductions due to lapse in statute of limitations	(1,383)	—	—

Balance at end of period	$2,257	$2,512	$3,410

     The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the effective tax rate in a future period is $1.7 million, $2.1 million and $2.5 million as of December 31, 2009, 2008 and 2007, respectively. The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.8 million in the next twelve months due to normal statute closures.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company did not recognize a material amount in interest and penalties. The Company had approximately $0.5 million and $0.3 million for the payment of interest and penalties accrued (net of tax benefit) at December 31, 2009 and 2008, respectively.
14. DIVIDENDS DECLARED ON COMMON STOCK
     During 2009, 2008 and 2007, the Company paid quarterly cash dividends aggregating $9.4 million, $8.6 million and $6.8 million, respectively, on its common stock. In addition, on December 16, 2009, the Company declared a cash dividend of $0.04 per issued and outstanding share of its Class A common stock payable on January 29, 2010, to stockholders of record at the close of business on January 4, 2010. The $2.4 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2009. The Company has not adopted a dividend policy.

15. STOCK OPTION PLANS
     As of December 31, 2009, the Company has seven active Stock Option Plans (the 2006, 2004, 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). Of these seven Plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. As of December 31, 2009, 9,253,847 options were outstanding under these Plans. Except for the 2002 Stock Option Plan, which only includes non-qualified incentive options, the Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Options are granted at the fair market value on the grant date. Options outstanding at December 31, 2009 vary in price from $11.28 to $39.04, with a weighted average exercise price of $29.24 as is set forth in the following chart:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exerciseable	Price

$11.28 - $18.33	1,022,899	3.4	$17.56	842,834	$18.33
$19.60 - $26.89	536,849	3.2	$23.28	518,720	$23.41
$26.95 - $26.95	1,306,464	1.5	$26.95	1,306,464	$26.95
$27.30 - $27.63	1,512,068	0.6	$27.63	1,512,068	$27.63
$27.70 - $28.87	62,510	2.9	$28.20	62,510	$28.20
$29.20 - $29.20	1,666,710	3.6	$29.20	1,666,710	$29.20
$29.30 - $32.56	1,095,330	3.7	$31.54	968,264	$31.44
$32.81 - $36.06	171,607	4.3	$33.78	160,879	$33.81
$38.45 - $39.04	1,879,410	4.6	$38.50	1,879,410	$38.50

	9,253,847	3.0	$29.24	8,917,859	$29.52

     A summary of stock options granted within the Plans and related information for 2009, 2008 and 2007 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price

Balance at December 31, 2006	925,789	12,063,222	12,989,011	$27.63

Granted	—	119,553	119,553	$33.75
Exercised	(270,194)	(621,545)	(891,739)	$20.65
Terminated/expired	(29,948)	(519,922)	(549,870)	$32.70

Balance at December 31, 2007	625,647	11,041,308	11,666,955	$27.99

Granted	—	127,702	127,702	$22.22
Exercised	(62,422)	(216,070)	(278,492)	$15.59
Terminated/expired	(58,936)	(749,872)	(808,808)	$31.55

Balance at December 31, 2008	504,289	10,203,068	10,707,357	$27.98

Granted	—	182,017	182,017	$13.94
Exercised	(157,515)	(976,900)	(1,134,415)	$14.21
Terminated/expired	(51,884)	(449,228)	(501,112)	$30.70

Balance at December 31, 2009	294,890	8,958,957	9,253,847	$29.24

16. NET INCOME PER COMMON SHARE
     In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. In the new guidance, which is now part of ASC 260, Earnings per Share, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company (see Note 2) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security. The Company adopted the new guidance on January 1, 2009. Prior periods have been restated as the provisions of the new guidance are to be applied retrospectively. The adoption of the new guidance reduced basic earnings per share for years ended December 31, 2009 and 2007, by $0.04 and $0.01, respectively. The adoption of the new guidance reduced diluted earnings per share for the years ended December 31, 2009 and 2007 by $0.03 and $0.01, respectively. There was no impact to basic or diluted earnings per share for the year ended December 31, 2008.

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

BASIC

Net income	$75,951	$10,276	$70,436

Less: income allocated to participating securities	2,363	158	657

Net income available to common stockholders	$73,588	$10,118	$69,779

Weighted average number of common shares outstanding	57,252	56,567	55,988

Basic net income per common share	$1.29	$0.18	$1.25

DILUTED

Net income	$75,951	$10,276	$70,436

Less: income allocated to participating securities	2,363	158	657

Net income available to common stockholders	73,588	10,118	69,779

Less:
Undistributed earnings allocated to unvested stockholders	(2,099)	—	(597)

Add:
Undistributed earnings re-allocated to unvested stockholders	2,096	—	576

Add:
Tax-effected interest expense and issue costs related to Old Notes	2,664	—	2,950
Tax-effected interest expense and issue costs related to New Notes	2	—	3,357

Net income assuming dilution	$76,251	$10,118	$76,065

Weighted average number of common shares outstanding	57,252	56,567	55,988

Effect of dilutive securities:
Old Notes	5,823	—	5,823
New Notes	4	—	7,325
Stock options	93	—	2,043

Weighted average number of common shares assuming dilution	63,172	56,567	71,179

Diluted net income per common share	$1.21	$0.18	$1.07

     Diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per share using the “if-converted” method is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.
     The diluted net income per common share computation for 2009 excludes 10,329,522 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.

     The diluted net income per common share computation for 2008 excludes 9,919,690 shares of stock that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. The diluted net income per common share computation for 2008 also excludes restricted stock and stock options convertible into 755,408 shares in the aggregate, and 5,822,551 and 3,124,742 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively, as they were anti-dilutive.
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
     At December 31, 2009 and 2008, two customers comprised approximately 84.2% and 64.7%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk exists at December 31, 2009.
     Substantially all of the Company’s inventory is contract manufactured. The Company and the manufacturers of its products rely on suppliers of raw materials used in the production of its products. Some of these materials are available from only one source and others may become available from only one source. Any disruption in the supply of raw materials or an increase in the cost of raw materials to these manufacturers could have a significant effect on their ability to supply the Company with its products. The failure of any such suppliers to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition.
18. DEFINED CONTRIBUTION PLAN
     The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 20.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. Beginning in April 2002, the Company began matching employee contributions at 50% of the first 3% of basic compensation contributed by the participants, and in April 2006 increased the matching contribution to 50% of the first 6% of basic compensation contributed by the participants. During 2009, 2008 and 2007, the Company also made a discretionary contribution to the plan. During 2009, 2008 and 2007, the Company recognized expense related to matching and discretionary contributions under the Contribution Plan of $3.7 million, $2.7 million and $2.3 million, respectively.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The tables below list the quarterly financial information for 2009 and 2008. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

	YEAR ENDED DECEMBER 31, 2009
	(FOR THE QUARTERS ENDED)
	MARCH 31, 2009 (a)	JUNE 30, 2009 (b)	SEPTEMBER 30, 2009 (c)	DECEMBER 31, 2009 (d)

Net revenues	$99,819	$141,246	$151,811	$179,040
Gross profit (1)	90,373	128,179	138,271	158,259
Net income	329	15,593	21,148	38,882
Basic net income per common share	$0.01	$0.26	$0.36	$0.65
Diluted net income per common share	$0.01	$0.25	$0.33	$0.60

	YEAR ENDED DECEMBER 31, 2008
	(FOR THE QUARTERS ENDED)
	MARCH 31, 2008 (e)	JUNE 30, 2008 (f)	SEPTEMBER 30, 2008 (g)	DECEMBER 31, 2008 (h)

Net revenues	$128,903	$137,450	$115,425	$135,971
Gross profit (1)	117,771	128,246	104,577	128,442
Net income (loss)	20,525	13,009	(14,657)	(8,601)
Basic net income (loss) per common share	$0.36	$0.23	$(0.26)	$(0.15)
Diluted net income (loss) per common share	$0.31	$0.21	$(0.26)	$(0.15)

(1)	Gross profit does not include amortization of the related intangibles.
Quarterly results were impacted by the following items:
(a)	Operating expenses included $5.0 million paid to IMPAX related to a product development agreement and approximately $3.9 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Operating expenses included approximately $5.0 million of compensation expense related to stock options, restricted stock and stock appreciation rights and $3.0 million paid to Perrigo related to a product development agreement.

(c)	Operating expenses included $10.0 million paid to Revance related to a product development agreement, $5.0 million paid to IMPAX related to a product development agreement, $2.0 million paid to Perrigo related to a product development agreement and approximately $4.7 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Operating expenses included $5.3 million paid to Glenmark related to license and settlement agreements, $2.0 million paid to IMPAX related to a product development agreement and approximately $5.6 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(e)	Operating expenses included approximately $4.4 million of compensation expense related to stock options and restricted stock.

(f)	Operating expenses included a $25.0 million payment to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORTTM and approximately $4.7 million of compensation expense related to stock options and restricted stock.

(g)	Operating expenses included $30.5 million of acquired in-process research and development expense related to the Company’s acquisition of LipoSonix, approximately $4.8 million of lease exit costs related to the Company’s previous headquarters facility and approximately $4.1 million of compensation expense related to stock options and restricted stock.

(h)	Operating expenses included $40.0 million paid to IMPAX related to a product development agreement and approximately $3.4 million of compensation expense related to stock options and restricted stock.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	beginning of	costs and	Charged to		Balance at end
Description	period	expense	other accounts	Deductions	of period
	(in thousands)
Year Ended December 31, 2009
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$1,719	$21,983	$—	$(20,854)	$2,848
Year Ended December 31, 2008
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$830	$15,157	$—	$(14,268)	$1,719
Year Ended December 31, 2007
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$2,148	$11,385	$—	$(12,703)	$830

S-1