Form 10-Q
period 2010-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2010-05-10
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2010
Class A Common Stock $.014 Par Value	60,284,069 (a)

(a)	includes 2,036,491 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2010	December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,843	$209,051
Short-term investments	454,622	319,229
Accounts receivable, net	109,950	95,222
Inventories, net	29,387	25,985
Deferred tax assets, net	66,574	66,321
Other current assets	19,776	16,525

Total current assets	784,152	732,333

Property and equipment, net	25,568	25,247
Net intangible assets	222,151	227,840
Goodwill	93,282	93,282
Deferred tax assets, net	58,454	64,947
Long-term investments	29,974	25,524
Other assets	3,025	3,025

	$1,216,606	$1,172,198

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	March 31, 2010	December 31, 2009

	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$47,698	$44,183
Reserve for sales returns	43,716	48,062
Accrued consumer rebates and loyalty programs	94,582	73,311
Managed care and Medicaid reserves	48,964	47,078
Income taxes payable	15,824	16,679
Other current liabilities	59,186	68,381

Total current liabilities	309,970	297,694

Long-term liabilities:
Contingent convertible senior notes	169,326	169,326
Other liabilities	8,921	9,919

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 71,073,076 and 70,732,409 at March 31, 2010 and December 31, 2009, respectively	986	985
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	693,801	690,497
Accumulated other comprehensive loss	(3,249)	(3,814)
Accumulated earnings	383,600	351,842
Less: Treasury stock, 12,859,425 and 12,749,261 shares at cost at March 31, 2010 and December 31, 2009, respectively	(346,749)	(344,251)

Total stockholders’ equity	728,389	695,259

	$1,216,606	$1,172,198

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2010	March 31, 2009

Net product revenues	$164,541	$96,600
Net contract revenues	1,950	3,219

Net revenues	166,491	99,819

Cost of product revenues (1)	15,757	9,446

Gross profit	150,734	90,373

Operating expenses:
Selling, general and administrative (2)	75,948	70,425
Research and development (3)	10,164	13,275
Depreciation and amortization	7,053	7,132

Operating income (loss)	57,569	(459)

Interest and investment income	(1,160)	(2,487)
Interest expense	1,058	1,054
Other expense, net	258	2,873

Income (loss) before income tax expense	57,413	(1,899)

Income tax expense (benefit)	22,042	(2,228)

Net income	$35,371	$329

Basic net income per share	$0.59	$0.01

Diluted net income per share	$0.54	$0.01

Cash dividend declared per common share	$0.06	$0.04

Common shares used in calculating:
Basic net income per share	58,049	56,731

Diluted net income per share	64,192	56,867

(1) amounts exclude amortization of intangible assets related to acquired products	$5,351	$5,443
(2) amounts include share-based compensation expense	$2,963	$3,733
(3) amounts include share-based compensation expense	$132	$139
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009

Operating Activities:
Net income	$35,371	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,053	7,132
Adjustment of impairment of available-for-sale investments	260	(13)
Charge reducing value of investment in Revance	—	2,886
Loss (gain) on sale of available-for-sale investments, net	34	(10)
Share-based compensation expense	3,095	3,872
Deferred income tax benefit	6,011	(10,680)
Tax expense from exercise of stock options and vesting of restricted stock awards	47	(644)
Excess tax benefits from share-based payment arrangements	(287)	—
Increase in provision for sales discounts and chargebacks	666	144
Accretion (amortization) of premium/(discount) on investments	826	516
Changes in operating assets and liabilities:
Accounts receivable	(15,394)	1,531
Inventories	(3,401)	(1,125)
Other current assets	(3,253)	(1,203)
Accounts payable	3,515	4,720
Reserve for sales returns	(4,346)	8,795
Income taxes payable	(855)	4,440
Other current liabilities	9,553	26,016
Other liabilities	(998)	(1,308)

Net cash provided by operating activities	37,897	45,398

Investing Activities:
Purchase of property and equipment	(1,958)	(1,875)
Payments for purchase of product rights	273	(161)
Purchase of available-for-sale investments	(207,326)	(74,264)
Sale of available-for-sale investments	12,782	30,494
Maturity of available-for-sale investments	54,215	55,029

Net cash (used in) provided by investing activities	(142,014)	9,223

Financing Activities:
Payment of dividends	(2,389)	(2,313)
Excess tax benefits from share-based payment arrangements	287	—
Proceeds from the exercise of stock options	850	—

Net cash used in financing activities	(1,252)	(2,313)

Effect of exchange rate on cash and cash equivalents	161	74

Net (decrease) increase in cash and cash equivalents	(105,208)	52,382
Cash and cash equivalents at beginning of period	209,051	86,450

Cash and cash equivalents at end of period	$103,843	$138,832

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
     The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
2. SHARE-BASED COMPENSATION
Stock Option and Restricted Stock Awards
     At March 31, 2010, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2010, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to March 31, 2010, was approximately $1.4 million and the related weighted average period over which it is expected to be recognized is approximately 2.6 years.

     A summary of stock option activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Balance at December 31, 2009	9,253,847	$29.24

Granted	48,295	$22.69
Exercised	(45,577)	$18.67
Terminated/expired	(117,565)	$29.31

Balance at March 31, 2010	9,139,000	$29.26	2.8	$8,488,913

     The intrinsic value of options exercised during the three months ended March 31, 2010, was $282,612. Options exercisable under the Company’s share-based compensation plans at March 31, 2010, were 8,793,300, with a weighted average exercise price of $29.54, a weighted average remaining contractual term of 2.6 years, and an aggregate intrinsic value of $6,515,204.
     A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of March 31, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding, net of expected forfeitures	8,357,777	$29.38	2.8	$7,534,338
Exercisable, net of expected forfeitures	8,059,055	$29.65	2.7	$5,820,722
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31, 2010	March 31, 2009

Expected dividend yield	1.06%	0.35%
Expected stock price volatility	0.33	0.45
Risk-free interest rate	3.04%	2.20%
Expected life of options	7.0 Years	7.0 Years
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
     The weighted average fair value of stock options granted during the three months ended March 31, 2010 and 2009, was $8.10 and $5.32, respectively.

     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the three months ended March 31, 2010, 511,235 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended March 31, 2010 and 2009, was approximately $1.9 million and $1.8 million, respectively. As of March 31, 2010, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2010, was approximately $33.0 million, and the related weighted average period over which it is expected to be recognized is approximately 3.3 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2010, is as follows:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2009	1,915,469	$17.12

Granted	511,235	$22.69
Vested	(295,090)	$18.26
Forfeited	(31,717)	$23.59

Nonvested at March 31, 2010	2,099,897	$18.22

     The total fair value of restricted shares vested during the three months ended March 31, 2010 and 2009, was approximately $5.4 million and $2.6 million, respectively.
Stock Appreciation Rights
     During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SARs is expensed over the service period of the employees receiving the grants, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. Share-based compensation expense related to SARs during the three months ended March 31, 2010 and 2009, was approximately $0.7 million and $0.2 million, respectively. As of March 31, 2010, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to March 31, 2010, was approximately $33.5 million, and the related weighted average period over which it is expected to be recognized is approximately 4.4 years.

     The fair value of each SAR was estimated on the date of the grant, and was remeasured at quarter-end, using the Black-Scholes option pricing model with the following assumptions:

	SARs Granted During	SARs Granted During	Remeasurement
	Three Months Ended	Three Months Ended	as of
	March 31, 2010	March 31, 2009	March 31, 2010

Expected dividend yield	1.06%	0.35%	0.95%
Expected stock price volatility	0.33	0.45	0.32
Risk-free interest rate	3.04%	2.20%	3.28%
Expected life of SARs	7.0 Years	7.0 Years	6.4 Years
     The weighted average fair value of SARs granted during the three months ended March 31, 2010 and 2009, as of the respective grant dates, was $8.10 and $5.32, respectively. The weighted average fair value of all SARs outstanding as of the remeasurement date of March 31, 2010 was $12.80.
     A summary of SARs activity for the three months ended March 31, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value

Balance at December 31, 2009	1,916,156	$11.40

Granted	1,333,176	$22.69
Exercised	(13,359)	$11.38
Terminated/expired	(152,857)	$12.06

Balance at March 31, 2010	3,083,116	$16.25	6.4	$27,477,110

     As of March 31, 2010, 174,044 SARs were exercisable, with a weighted average exercise price of $11.29, a weighted average remaining contractual term of 5.9 years, and an aggregate intrinsic value of $2,413,230.
3. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At March 31, 2010, the Company has recorded the estimated fair value of available-for-sale and trading securities in short-term and long-term investments of approximately $454.6 million and $30.0 million, respectively.

     Available-for-sale and trading securities consist of the following at March 31, 2010 (amounts in thousands):

	March 31, 2010
				Other-Than-
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$135,285	$590	$(90)	$—	$135,785
Federal agency notes and bonds	320,250	363	(165)	—	320,448
Auction rate floating securities	34,400	—	(8,146)	—	26,254
Asset-backed securities	2,354	15	—	(260)	2,109

Total securities	$492,289	$968	$(8,401)	$(260)	$484,596

     During the three months ended March 31, 2010, the gross realized gains and losses on sales of available-for-sale securities were $0. Gross unrealized gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three months ended March 31, 2010, on available-for-sale securities included in stockholders’ equity totaled $0.2 million. The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2010, by maturity, are shown below (amounts in thousands):

	March 31, 2010
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$200,959	$200,936
Due after one year through five years	256,931	257,406
Due after 10 years	33,100	24,956

	$490,990	$483,298

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At March 31, 2010, approximately $30.0 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
     As of March 31, 2010, the Company’s investments included auction rate floating securities with a fair value of $26.3 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008, 2009 and the first quarter of 2010 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.
     In November 2008, the Company entered into a settlement agreement with the broker through which the Company purchased auction rate floating securities. The settlement agreement provides the Company with the right to put an auction rate floating security currently held by the Company back to the broker beginning on June 30, 2010. At March 31, 2010 and December 31, 2009, the Company held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. At inception, the Company elected the irrevocable Fair Value

Option treatment under ASC 825, Financial Instruments, and accordingly adjusts the put option to fair value at each reporting date. Concurrent with the execution of the settlement agreement, the Company reclassified this auction rate floating security from available-for-sale to trading securities and accordingly, future changes in fair value related to this investment and the related put option will be recorded in earnings.
     During the three months ended March 31, 2010, the Company became aware of new circumstances that directly impacted the valuation of an asset-backed security that is owned by the Company. An unrealized loss on the asset-backed security, based on the Company’s intent to hold the security until recovery of the fair value, had previously been recorded in stockholders equity. Based on the new circumstances related to the investment, the Company determined that the impairment of the asset-backed security was other-than-temporary, as the Company believed it would not recover its investment even if the asset were held to maturity. A $0.3 million impairment charge was therefore recorded in other expense, net, during the three months ended March 31, 2010 related to the asset-backed security. The asset-backed security was sold in April 2010.
     The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$53,959	$90	$—	$—
Federal agency notes and bonds	129,754	165	—	—
Auction rate floating securities	—	—	26,254	8,146
Asset-backed securities	—	—	1,150	—

Total securities	$183,713	$255	$27,404	$8,146

     As of March 31, 2010, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more likely than not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.
4. FAIR VALUE MEASUREMENTS
     As of March 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investment in Hyperion Therapeutics, Inc. (“Hyperion”).
     The Company has invested in auction rate floating securities, which are classified as available-for-sale or trading securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 3). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of March 31, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at March 31, 2010, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Mar. 31, 2010	(Level 1)	(Level 2)	(Level 3)

Corporate notes and bonds	$135,785	$135,785	$—	$—
Federal agency notes and bonds	320,448	320,448	—	—
Auction rate floating securities	26,254	—	—	26,254
Asset-backed securities	2,109	2,109	—	—
Investment in Hyperion	2,375	—	—	2,375

Total assets measured at fair value	$486,971	$458,342	$—	$28,629

     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Auction Rate	Investment
	Floating	in
	Securities	Hyperion

Balance at December 31, 2009	$26,821	$2,375
Total gains (losses) included in other expense, net	—	—
Total gains included in other comprehensive income	33	—
Purchases and settlements, net	(600)	—

Balance at March 31, 2010	$26,254	$2,375

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
     The Company estimated the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric was available for these purposes (such as the completion of an equity financing by Revance). During the three months ended March 31, 2009, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach. Such amount was recognized in other (income) expense. As a result of this reduction, the Company’s investment in Revance as of March 31, 2009 was $0. As of March 31, 2010, the Company’s investment in Revance related to this transaction was $0.
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
     Under the Joint Development Agreement, the Company and IMPAX will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, the Company made an initial payment of $40.0 million upon execution of the agreement. During the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, the Company paid IMPAX $5.0 million, $5.0 million and $2.0 million, respectively, upon the achievement of three separate clinical milestones, in accordance with terms of the agreement. In addition, the Company will be required to pay up to $11.0 million upon successful completion of certain other clinical and commercial milestones. The Company will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by the

Company upon approval by the FDA. The Company will share equally in the gross profit of the other four development products if and when they are commercialized by IMPAX upon approval by the FDA.
     The $40.0 million initial payment was recognized as a charge to research and development expense during 2008, and the $5.0 million, $5.0 million and $2.0 million clinical milestone achievement payments were recognized as a charge to research and development expense during the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, respectively.
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
     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009

Acne and acne-related dermatological products	$120,213	$66,453
Non-acne dermatological products	34,252	23,473
Non-dermatological products	12,026	9,893

Total net revenues	$166,491	$99,819

	Three Months Ended
	March 31,
	2010	2009

Acne and acne-related dermatological products	72%	67%
Non-acne dermatological products	21	23
Non-dermatological products	7	10

Total net revenues	100%	100%

8. INVENTORIES
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
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of March 31, 2010 and December 31, 2009, there was $0.3 million of costs capitalized into inventory for products that have not yet received regulatory approval.
     Inventories are as follows (amounts in thousands):

	March 31, 2010	December 31, 2009

Raw materials	$8,290	$7,472
Work-in-process	2,728	3,660
Finished goods	24,982	21,087
Valuation reserve	(6,613)	(6,234)

Total inventories	$29,387	$25,985

     Selling, general and administrative costs capitalized into inventory during the three months ended March 31, 2010 and 2009 was $0.4 million and $0.4 million, respectively. Selling, general and administrative expenses included in inventory as of March 31, 2010 and December 31, 2009 was $1.3 million and $1.2 million, respectively.
9. OTHER CURRENT LIABILITIES
     Other current liabilities are as follows (amounts in thousands):

	March 31, 2010	December 31, 2009

Accrued incentives, including SARs liability	$16,005	$26,671
Deferred revenue	17,705	18,508
Other accrued expenses	25,476	23,202

	$59,186	$68,381

     Included in deferred revenue as of March 31, 2010 and December 31, 2009, was $12.2 million and $15.4 million, respectively, associated with the deferral of revenue of our aesthetics products, including RESTYLANE®, PERLANE® and DYSPORTTM, until our exclusive U.S. distributor ships the product to physicians.
10. CONTINGENT CONVERTIBLE SENIOR NOTES
     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at March 31, 2010 or December 31, 2009. The Old Notes will mature on June 4, 2032.
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
     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at March 31, 2010 or December 31, 2009. The New Notes mature on June 4, 2033.
     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
     Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This

$34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of March 31, 2010 and December 31, 2009.
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
     During the quarters ended March 31, 2010 and December 31, 2009, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
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
     At March 31, 2010, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At March 31, 2010, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
     During the three months ended March 31, 2010 and March 31, 2009, the Company made net tax payments of $16.8 million and $1.5 million, respectively.
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through 2005. The state of California is currently conducting an examination on the Company’s tax returns for the periods ending June 30, 2005, December 31, 2005, December 31, 2006 and December 31, 2007.
     The Company owns two subsidiaries that file corporate tax returns in Sweden. The Swedish tax authorities examined the tax return of one of the subsidiaries for fiscal 2004. The examiners issued a no change letter, and the examination is complete. The Company’s other subsidiary in Sweden has not been examined by the Swedish tax authorities. The Swedish statute of limitation may be open for up to five years from the date the tax return was filed. Thus, all returns filed from fiscal 2005 forward are open under the statute of limitation.
     At March 31, 2010 and December 31, 2009, the Company had $2.3 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $1.7 million on the Company’s effective tax rate. During the next twelve months, the Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.8 million due to normal statute closures.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million for the payment of interest and penalties accrued (net of tax benefit) at March 31, 2010 and December 31, 2009.
12. DIVIDENDS DECLARED ON COMMON STOCK
     On March 10, 2010, the Company declared a cash dividend of $0.06 per issued and outstanding share of its Class A common stock payable on April 30, 2010, to stockholders of record at the close of business on April 1, 2010. The $3.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2010. The Company has not adopted a dividend policy.
13. COMPREHENSIVE INCOME
     Total comprehensive income includes net income and other comprehensive income (loss), which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2010 and 2009, was $35.9 million and $0.3 million, respectively.

14. NET INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010	March 31, 2009

BASIC

Net income	$35,371	$329

Less: income allocated to participating securities	1,163	—

Net income available to common stockholders	34,208	329

Weighted average number of common shares outstanding	58,049	56,731

Basic net income per common share	$0.59	$0.01

DILUTED

Net income	$35,371	$329

Less: income allocated to participating securities	1,163	—

Net income available to common stockholders	34,208	329

Less:
Undistributed earnings allocated to unvested stockholders	(1,057)	—

Add:
Undistributed earnings re-allocated to unvested stockholders	1,051	—

Add:
Tax-effected interest expense and issue costs related to Old Notes	666	—

Net income assuming dilution	$34,868	$329

Weighted average number of common shares outstanding	58,049	56,731

Effect of dilutive securities:
Old Notes	5,823	—
New Notes	4	—
Stock options	316	90
Unvested restricted stock	—	46

Weighted average number of common shares assuming dilution	64,192	56,867

Diluted net income per common share	$0.54	$0.01

     Diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per share using the “if-converted” method is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.

     Unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, are included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company (see Note 2) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security.
     The diluted net income per common share computation for the three months ended March 31, 2010 and 2009, excludes 8,483,156 and 12,106,591 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. The diluted net income per common share computation for the three months ended March 31, 2009, also excludes 5,822,551 and 4,685 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively, as the effect of applying the “if-converted” method in calculating diluted net income per common share would be anti-dilutive. For the three months ended March 31, 2009, the calculation of diluted earnings per share under the two-class method is also anti-dilutive.

15.	COMMITMENTS AND CONTINGENCIES
Lease Exit Costs
     In connection with occupancy of the new headquarter office, the Company ceased use of the prior headquarter office in July 2008, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. Under ASC 420, Exit or Disposal Cost Obligations, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. The Company recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008, consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses. The Company has not recorded any other costs related to the lease for the prior headquarters, other than accretion expense.
     As of March 31, 2010, approximately $1.6 million of lease exit costs remain accrued and are expected to be paid by December 2010, all of which is classified in other current liabilities. Although the facilities are no longer in use by the Company, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, the Company concluded it was probable it would be unable to obtain sublease rentals for the prior headquarters, and, therefore, it would not be subleased for the remaining lease term. The Company will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
     The following is a summary of the activity in the liability for lease exit costs for the three months ended March 31, 2010:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2009	to Expense	Made	from Sublease	Mar. 31, 2010

Lease exit costs liability	$2,063,677	$30,950	$(534,528)	$—	$1,560,099
Legal Matters
     On January 13, 2009, the Company filed suit against Mylan, Inc., Matrix Laboratories Ltd., (collectively “Mylan”), Matrix Laboratories Inc., Sandoz, Inc., (“Sandoz”) and Barr Laboratories, Inc. (“Barr”) (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of the Company’s ’838 patent by submitting to the FDA their respective ANDAs for generic versions of SOLODYN® in its forms of 45mg, 90mg, and 135mg strengths. The relief requested by the Company includes a request for a permanent injunction preventing Defendants from infringing the ’838 patent by selling generic versions of SOLODYN®. On March 18, 2009, the Company entered into a settlement agreement with Barr, a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), whereby all legal disputes between the Company and Teva relating to SOLODYN® were terminated and whereby Barr/Teva agreed that Medicis’ patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Barr/Teva. On March 30, 2009, the Delaware Court dismissed the claims between the Company and Matrix Laboratories Inc. without prejudice, pursuant to a stipulation between Medicis and Matrix Laboratories Inc. On August 18, 2009, the Company entered into a Settlement Agreement with Sandoz whereby all legal disputes between the Company and Sandoz relating to SOLODYN® were terminated and where Sandoz agreed that Medicis’ patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Sandoz.
     On May 6, 2009, the Company received a Paragraph IV Patent Certification from Ranbaxy Laboratories Limited (“Ranbaxy Limited”) advising that Ranbaxy Limited had filed an ANDA with the FDA for generic SOLODYN® in its form of 135mg strength. Ranbaxy Limited did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it had complied with FDA requirements for proving bioequivalence. Ranbaxy Limited’s Paragraph IV Certification alleged that Ranbaxy Limited’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of our ’838 Patent. The expiration date for the ’838 Patent is in 2018. On June 11, 2009, the Company filed suit against Ranbaxy Limited and Ranbaxy Inc. (collectively, “Ranbaxy”) in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the ’838 Patent by submitting the above ANDA to the FDA. The relief the Company requested included a request for a permanent injunction preventing Ranbaxy from infringing the ’838 Patent by selling a generic version of SOLODYN®.
     On September 24, 2009, the Delaware District Court held a scheduling hearing and ordered that the Mylan and Ranbaxy cases be consolidated and that in both cases trial will commence in May 2010. The parties filed opening claim construction briefs on December 15, 2009, and answering claim construction briefs on January 8, 2010. On March 25, 2010, the Delaware District Court cancelled the April 8, 2010 Pretrial Conference and the May 7, 2010 Trial, and referred the case to Magistrate Judge Stark to hear and address the scheduling of trial and related matters.
     On January 5, 2010, the Company received a Paragraph IV Patent Certification from Ranbaxy advising that Ranbaxy had filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-118 (“Ranbaxy ANDA Supplement/Amendment I”) with the FDA for generic SOLODYN® in its forms of 45mg and 90mg strengths. Ranbaxy did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether Ranbaxy had complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleged that the Company’s ’838 Patent is invalid, unenforceable, and/or will not be infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the Ranbaxy ANDA Supplement/Amendment I was submitted. Ranbaxy’s Paragraph IV Certification also alleged that the Company’s U.S. Patent No. 7,541,347 (the “’347 Patent”) or 7,544,373 (the “’373 Patent”) is not infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the ANDA Supplement/Amendment I was submitted. The expiration dates for the ’347 and ’373 Patents are in 2027. Ranbaxy’s submission as to the 45mg and 90mg strengths amended an ANDA already subject to a 30-month stay. As such, the Company believes that the Ranbaxy ANDA Supplement/Amendment I could not be approved by the FDA until after the expiration of the 30-month period or in the event of a court decision holding that the patents are invalid or not infringed. On February 16, 2010, the Company filed suit against Ranbaxy in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy infringed one or more claims of the patents by submitting the Ranbaxy ANDA Supplement/Amendment I for generic SOLODYN® in its forms of 45mg and 90mg strengths. The relief requested by the Company included a request for a permanent injunction preventing Ranbaxy from infringing the ’838 patent by selling generic versions of SOLODYN®.
     On April 15, 2010, the Company received a Paragraph IV Patent Certification from Ranbaxy advising that Ranbaxy had filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-118 (“Ranbaxy ANDA Supplement/Amendment II”) with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Ranbaxy did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether Ranbaxy had complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleged that the Company’s ’838 Patent is invalid, unenforceable, and/or will not be infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the Ranbaxy ANDA Supplement/Amendment II was submitted. Ranbaxy’s submission as to the 65mg and 115mg strengths amended an ANDA already subject to a 30-month stay. As such, the Company believes that the supplement or amendment could not be approved by the FDA until after the expiration of the 30-month period or in the event of a court decision holding that the patent is invalid or not infringed.
     On May 4, 2010, the Company entered into a License and Settlement Agreement (the “Ranbaxy Settlement Agreement”) with Ranbaxy. Pursuant to the Settlement Agreement, the Company and Ranbaxy agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Ranbaxy confirmed that the Company’s patents relating to SOLODYN® are valid and enforceable, and cover Ranbaxy’s activities relating to Ranbaxy’s generic SOLODYN® products under ANDA #91-118. Ranbaxy also agreed to be permanently enjoined from any distribution of generic SOLODYN® except pursuant to the terms of the Ranbaxy Settlement Agreement. Under the Ranbaxy Settlement Agreement, the Company granted to Ranbaxy a license to make and sell its generic version of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® intellectual property rights belonging to the Company commencing in November 2011, or earlier under certain conditions. The Company also granted to Ranbaxy a license to make and sell generic versions of SOLODYN® 65mg and 115mg under the Company’s SOLODYN® intellectual property rights upon certain conditions but not upon any specified date in the future. The Ranbaxy Settlement Agreement provides that Ranbaxy will be required to pay the Company royalties based on sales of Ranbaxy’s generic SOLODYN® products pursuant to the foregoing licenses. In addition, the Ranbaxy Settlement Agreement provides for the Company’s grant to Ranbaxy of a license to make and sell a branded proprietary dermatology product currently under development by Ranbaxy, which is not therapeutically equivalent to any of the Company’s currently marketed dermatology products, under certain intellectual property rights belonging to the Company, commencing the later of August 2011 or upon the sale of such product by Ranbaxy following approval by the FDA. Ranbaxy will be required to pay the Company a royalty based on sales of such product pursuant to the license.
     On October 8, 2009, the Company received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed an ANDA with the FDA for generic SOLODYN® in its forms of 45mg, 90mg, and 135mg strengths. Lupin did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid. Lupin’s Paragraph IV Certification also alleges that the Company’s ’347 Patent or ’373 Patent is not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the Lupin ANDA was submitted. On November 17, 2009, the Company filed suit against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting to the FDA an ANDA for generic SOLODYN® in its forms of 45mg, 90mg and 135mg strengths. The relief the Company requested includes a request for a permanent injunction preventing Lupin from infringing the ’838 Patent by selling generic versions of SOLODYN®. On November 24, 2009, the Company received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 (“Lupin ANDA Supplement/Amendment I”) with the FDA for generic SOLODYN ® in its form of 65mg strength. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid. Lupin’s Paragraph IV Certification also alleges that the Company’s ’347 Patent or ’373 Patent is not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the Lupin ANDA Supplement/Amendment I was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, the Company believes that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.
     On December 23, 2009, the Company received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 (“Lupin ANDA Supplement/Amendment II”) with the FDA for generic SOLODYN ® in its form of 115mg strength. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid. Lupin’s Paragraph IV Certification also alleges that the Company’s ’347 Patent or ’373 Patent is not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the Lupin ANDA Supplement/Amendment II was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, the Company believes that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 28, 2009, the Company amended its complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic SOLODYN® in its form of 65mg strength. On February 2, 2010, the Company amended its complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic SOLODYN® in its form of 115mg strength.
     On November 20, 2009, the Company received a Paragraph IV Patent Certification from Barr, advising that Barr has filed a supplement to its earlier filed ANDA #65-485 (“Barr ANDA Supplement”) with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Barr has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Barr has complied with FDA requirements for proving bioequivalence. Barr’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid, unenforceable and/or will not be infringed by Barr’s manufacture, use, sale and/or importation of the products for which the Barr ANDA Supplement was submitted. On December 28, 2009, the Company filed suit against Barr and Teva Pharmaceuticals USA, Inc., (collectively “Barr/Teva USA”) in the United States District Court for the District of Maryland seeking an adjudication that Barr/Teva USA has infringed one or more claims of the ’838 Patent by submitting to the FDA the Barr ANDA Supplement for generic SOLODYN® in its forms of 65mg and 115mg strengths. The relief the Company requested includes a request for a permanent injunction preventing Barr/Teva USA from infringing the ’838 Patent by selling generic versions of SOLODYN® in its forms of 65mg and 115mg strengths. As a result of the filing of the suit, the Company believes that the supplement to the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.
     On January 28, 2010, the Company received a Paragraph IV Patent Certification from Sandoz, advising that Sandoz has filed a supplement to its earlier filed ANDA #91-422 (“Sandoz ANDA Supplement”) with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Sandoz has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Sandoz has complied with FDA requirements for proving bioequivalence. Sandoz’s Paragraph IV Certification alleges that the Company’s ’838 Patent is will not be infringed by Sandoz’s manufacture, use, sale and/or importation of the products for which the Sandoz ANDA Supplement was submitted because it has been granted a patent license by the Company for the ’838 Patent.
     A third party requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an Ex Parte Reexamination of the ’838 patent. The USPTO granted this request. In March 2009, the USPTO issued a non-final office action in the reexamination of the ’838 patent. On May 13, 2009, Medicis filed its response to the non-final office action with the USPTO, canceling certain claims and adding amended claims. On November 10, 2009, the USPTO issued a second non-final office action in the reexamination of the ’838 patent. On January 8, 2010, the Company filed its response to the non-final office action with the USPTO. On March 17, 2010, the Company received a Notice of Intent to Issue a Reexamination Certificate (“NIRC”) issued by the USPTO in connection with the USPTO’s reexamination of the ’838 Patent. The NIRC states that the USPTO has closed the reexamination proceedings and intends to issue a Reexamination Certificate as to patentable claims 3, 4, 12, and 13 (which claims are the subject of previously reported patent infringement law suits filed by the Company in Delaware and Maryland) as well as new claims 19-34. The USPTO determined that the claims are patentable over all the cited prior art, and has withdrawn its previous rejections of the claims.
     On March 17, 2010, the Company received a Paragraph IV Patent Certification from Taro Pharmaceuticals U.S.A., Inc. (“Taro U.S.A.”) advising that Taro U.S.A. has filed an ANDA with the FDA for a generic version of VANOS® (fluocinonide) Cream 0.1%. Taro U.S.A. has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Taro U.S.A. has complied with FDA requirements for proving bioequivalence. Taro U.S.A.’s Paragraph IV Certification alleges that the Company’s U.S. Patent No. 6,765,001 (the “’001 Patent”) and U.S. Patent No. 7,220,424 (the “’424 Patent”) will not be infringed by Taro U.S.A.’s manufacture, use and/or sale of the product for which the ANDA was submitted, and that claim 3 of the ’424 Patent is invalid. On April 28, 2010, the Company filed suit against Taro U.S.A. and Taro Pharmaceuticals Industries, Ltd. (collectively, “Taro”) in the United States District Court for the District of Delaware and the United States District Court for the Southern District of New York seeking an adjudication that Taro has infringed one or more claims of the ’001 Patent, the ’424 Patent and the Company’s U.S. Patent No. 7,217,422 by submitting the ANDA to the FDA. The relief requested by the Company includes a request for a permanent injunction preventing Taro from infringing the patents by selling a generic version of VANOS® prior to the expiration of the asserted patents.
     On April 7, 2010, the Company received a Paragraph IV Patent Certification from Nycomed US Inc. (“Nycomed”) advising that Nycomed has filed an ANDA with the FDA for a generic version of VANOS®

(fluocinonide) Cream 0.1%. Nycomed has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Nycomed has complied with FDA requirements for proving bioequivalence. Nycomed’s Paragraph IV Certification alleges that the Company’s U.S. Patent No. 6,765,001 (the “’001 Patent”) and U.S. Patent No. 7,220,424 (the “’424 Patent”) will not be infringed by Nycomed’s manufacture, use, sale, offer for sale or importation of the product for which the ANDA was submitted. The expiration date for the ’001 Patent is in 2021, and the expiration date for the ’424 Patent is in 2023. The Company is evaluating the details of Nycomed’s certification letter and considering its options.
     On January 21, 2009, the Company received a letter from an alleged stockholder demanding that its Board of Directors take certain actions, including potentially legal action, in connection with the restatement of its consolidated financial statements in 2008. The letter states that, if the Board of Directors does not take the demanded action, the alleged stockholder will commence a derivative action on behalf of the Company. The Company’s Board of Directors reviewed the letter during the course of 2009 and established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the allegations in the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee were to conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in the best interest of the Company and its shareholders to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board of Directors any other appropriate action to be taken. The special committee engaged outside counsel to assist with the investigation. The special committee completed its investigation, and on or about February 16, 2010, the Board, pursuant to the report and recommendation of the special committee, resolved to decline the derivative demand. Accordingly, on February 26, 2010, Company counsel sent a declination letter to opposing counsel.
     On October 3, 10, and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003 and approximately September 24, 2008. The Court consolidated these actions into a single proceeding and on May 18, 2009 an amended complaint was filed alleging violations of the federal securities laws arising out of the Company’s restatement of its consolidated financial statements in 2008. On December 2, 2009, the court dismissed the consolidated amended complaint without prejudice, and on January 18, 2010 the lead plaintiff filed a second amended complaint. On February 19, 2010, the Company and the other defendants filed motions to dismiss the second amended complaint in its entirety on various grounds. The Company will continue to vigorously defend the claims in these consolidated matters. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.
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
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which revises guidance on the accounting for variable interest entities. The revised guidance addresses the elimination of the concept of a qualifying special purpose entity and replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the revised guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The revised guidance is effective for annual reporting periods beginning after November 30, 2009. The Company adopted the new guidance on January 1, 2010, and it did not have a material impact on its results of operations and financial condition.
     In October 2009, the FASB approved for issuance ASU No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently assessing what impact, if any, the updated guidance will have on its results of operations and financial condition.
     In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), to amend ASC 820, Fair Value Measurements and Disclosures, by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, the Company adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above, and has expanded disclosures as presented in Note 4.

17.	SUBSEQUENT EVENTS
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
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65-75% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. As a result of certain amendments made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products DYSPORTTM, PERLANE® and RESTYLANE®, we began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
Recent Developments
     As described in more detail below, the following significant events and transactions occurred during the three months ended March 31, 2010, and affected our results of operations, our cash flows and our financial condition:
-	FDA approval of RESTYLANE-LTM and PERLANE-LTM; and

-	Increase of our quarterly dividend from $0.04 per share to $0.06 per share.
FDA approval of RESTYLANE-LTM and PERLANE-LTM
     On January 29, 2010, the FDA approved our dermal fillers RESTYLANE-LTM and PERLANE-LTM, which include the addition of 0.3% lidocaine. RESTYLANE-LTM is approved for implantation into the mid to deep dermis, and PERLANE-LTM is approved for implantation into the deep dermis to superficial subcutis, both for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds. We began shipping RESTYLANE-LTM and PERLANE-LTM during February 2010.
Increase of our quarterly dividend from $0.04 per share to $0.06 per share
     On March 10, 2010, we declared a cash dividend of $0.06 per issued and outstanding share of our Class A common stock, payable on April 30, 2010, to stockholders of record at the close of business on April 1, 2010. This represents a 50% increase compared to our previous $0.04 dividend.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	March 31,	March 31,
	2010	2009

	(a )	(b )
Net revenues	100.0%	100.0%
Gross profit (c)	90.5	90.5
Operating expenses	56.0	91.0

Operating income (loss)	34.5	(0.5)
Other income (expense), net	(0.2)	(2.9)
Interest and investment income, net	0.1	1.5

Income before income tax expense	34.4	(1.9)
Income tax (expense) benefit	(13.2)	2.2

Net income	21.2%	0.3%

(a)	Included in operating expenses is $3.1 million (1.9% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $5.0 million (5.0% of net revenues) paid to IMPAX related to a product development agreement and $3.9 million (3.9% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Net Revenues
     The following table sets forth our net revenues for the three months ended March 31, 2010 (the “first quarter of 2010”) and March 31, 2009 (the “first quarter of 2009”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	First Quarter	First Quarter
	2010	2009	$ Change	% Change

Net product revenues	$164.5	$96.6	$67.9	70.3%
Net contract revenues	2.0	3.2	(1.2)	(37.5)%

Total net revenues	$166.5	$99.8	$66.7	66.8%

	First Quarter	First Quarter
	2010	2009	$ Change	% Change

Acne and acne-related dermatological products	$120.2	$66.4	$53.8	81.0%
Non-acne dermatological products	34.3	23.5	10.8	46.0%
Non-dermatological products (including contract revenues)	12.0	9.9	2.1	21.2%

Total net revenues	$166.5	$99.8	$66.7	66.8%

	First Quarter	First Quarter
	2010	2009	Change

Acne and acne-related dermatological products	72.2%	66.6%	5.6%
Non-acne dermatological products	20.6%	23.5%	(2.9)%
Non-dermatological products (including contract revenues)	7.2%	9.9%	(2.7)%

Total net revenues	100.0%	100.0%	—

     Net revenues associated with our acne and acne-related dermatological products increased by $53.8 million, or 81.0%, during the first quarter of 2010 as compared to the first quarter of 2009 primarily as a result of increased sales of SOLODYN® and ZIANA®, both of which generated strong prescription growth. Net revenues of SOLODYN® during the first quarter of 2009 were negatively impacted by the unauthorized one-day launch of Teva’s generic SOLODYN® product units that were sold into the distribution channel prior to the consummation of a Settlement Agreement with us on March 18, 2009. These units caused wholesalers to reduce ordering levels of SOLODYN® and caused us to increase our reserves for sales returns and consumer rebates during the first quarter of 2009. In addition, during the third quarter of 2009 we launched new 65mg and 115mg strengths of SOLODYN® after they were approved by the FDA.
     Net revenues associated with our non-acne dermatological products increased by $10.8 million, or 46.0% during the first quarter of 2010 as compared to the first quarter of 2009, primarily due to sales of DYSPORTTM, which was launched in June 2009, and increased sales of RESTYLANE®. RESTYLANE-LTM and PERLANE-LTM were launched during February 2010 following FDA approval on January 29, 2010. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues during the first quarter of 2010 as compared to the first quarter of 2009, primarily due to the $53.8 million increase in our acne and acne-related dermatological products. Beginning in the second quarter of 2009, as a result of certain modifications made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products RESTYLANE®, PERLANE® and DYSPORTTM, we began recognizing revenue on these products upon the shipment from McKesson to physicians. As a result, aesthetic product net revenues were negatively impacted during the first quarter of 2009 in anticipation of this change in revenue recognition.
     Net revenues associated with our non-dermatological products increased by $2.1 million, or 21.2%, during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to an increase in sales of BUPHENYL®.
     Total net revenues during the first quarter of 2009 were negatively impacted by a $5.5 million increase in our rebate liabilities for certain Medicaid and Department of Defense/TRICARE rebates.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the first quarter of 2010 and 2009 was approximately $5.4 million. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the first quarter of 2010 and 2009, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	First Quarter	First Quarter
	2010	2009	$ Change	% Change

Gross profit	$150.7	$90.4	$60.3	66.7%
% of net revenues	90.5%	90.5%
     The increase in gross profit during the first quarter of 2010 as compared to the first quarter of 2009 is primarily due to the $66.7 million increase in net revenues. Gross profit as a percentage of net revenues was 90.5% during both the first quarter of 2010 and the first quarter of 2009. Net revenues of SOLODYN®, a high gross margin product, increased during the first quarter of 2010 as compared to the first quarter of 2009, while net revenues of other products, which have lower gross margins, also increased.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the first quarter of 2010 and 2009, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	First Quarter	First Quarter
	2010	2009	$ Change	% Change

Selling, general and administrative	$75.9	$70.4	$5.5	7.8%
% of net revenues	45.6%	70.6%
Share-based compensation expense included in selling, general and administrative	$3.0	$3.7	$(0.7)	(18.9)%

     Selling, general and administrative expenses increased $5.5 million, or 7.8%, during the first quarter of 2010 as compared to the first quarter of 2009, but decreased as a percentage of net revenues from 70.6% during the first quarter of 2009 to 45.6% during the first quarter of 2010. Included in this increase was a $4.6 million increase in promotion expenses, primarily related to the launch of DYSPORTTM and a $1.3 million increase in personnel costs, primarily due to the effect of the annual salary increase that occurred during February 2010, partially offset by a decrease of $0.4 million of other selling, general and administrative costs. The decrease of selling, general and administrative expenses as a percentage of net revenues during the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to the $66.7 million increase in net revenues.
Research and Development Expenses
     The following table sets forth our research and development expenses for the first quarter of 2010 and 2009 (dollar amounts in millions):

	First Quarter	First Quarter
	2010	2009	$ Change	% Change

Research and development	$10.2	$13.3	$(3.1)	(23.3)%
Charges included in research and development	$—	$5.0	$(5.0)	(100.0)%
Share-based compensation expense included in research and development	$0.1	$0.1	$—	—%

     Included in research and development expenses for the first quarter of 2009 was a $5.0 million milestone payment to Impax related to a development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the first quarter of 2010 and the first quarter of 2009 were $7.1 million. An increase related to amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORTTM, which was capitalized as an intangible asset, was offset by the amortization expense related to intangible assets related to Medicis Pediatrics, Inc., which was sold to BioMarin Pharmaceutical Inc. during the second quarter of 2009, not being incurred during the first quarter of 2010.
Interest and Investment Income
     Interest and investment income during the first quarter of 2010 decreased $1.3 million, or 53.4%, to $1.2 million from $2.5 million during the first quarter of 2009, due to a decrease in the interest rates achieved by our invested funds during the first quarter of 2010.
Interest Expense
     Interest expense during the first quarter of 2010 and the first quarter of 2009 was $1.1 million. Our interest expense during the first quarter of 2010 and 2009 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. See Note 10 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Other Expense, net
     Other expense of $0.3 million recognized during the first quarter of 2010 represented an other-than-temporary impairment on an asset-backed security investment.
     Other expense, net, of $2.9 million recognized during the first quarter of 2009 primarily represented a reduction in the carrying value of our investment in Revance as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach as of March 31, 2009.
Income Tax Expense
     Our effective tax rate for the first quarter of 2010 was 38.4%, as compared to 117.3% for the first quarter of 2009. The effective tax rate for the first quarter of 2009 reflects a $1.4 million discrete tax benefit recognized due to statute closures. Excluding the discrete tax benefit, the effective tax rate for the first quarter of 2009 was 41.6%.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the first quarter of 2010 and 2009, and selected balance sheet components as of March 31, 2010 and December 31, 2009 (dollar amounts in millions):

	First Quarter	First Quarter
	2010	2009	$ Change	% Change

Cash provided by (used in):
Operating activities	$37.9	$45.4	$(7.5)	(16.5)%
Investing activities	(142.0)	9.2	(151.2)	(1,643.5)%
Financing activities	(1.3)	(2.3)	1.0	(43.5)%

	Mar. 31, 2010	Dec. 31, 2009	$ Change	% Change

Cash, cash equivalents, and short-term investments	$558.5	$528.3	$30.2	5.7%
Working capital	474.2	434.6	39.6	9.1%
Long-term investments	30.0	25.5	4.5	17.6%
2.5% contingent convertible senior notes due 2032	169.2	169.2	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%
Working Capital
     Working capital as of March 31, 2010 and December 31, 2009, consisted of the following (dollar amounts in millions):

	Mar. 31, 2010	Dec. 31, 2009	$ Change	% Change

Cash, cash equivalents, and short-term investments	$558.5	$528.3	$30.2	5.7%
Accounts receivable, net	110.0	95.2	14.8	15.5%
Inventories, net	29.4	26.0	3.4	13.1%
Deferred tax assets, net	66.6	66.3	0.3	0.5%
Other current assets	19.7	16.5	3.2	19.4%

Total current assets	784.2	732.3	51.9	7.1%

Accounts payable	47.7	44.2	3.5	7.9%
Reserve for sales returns	43.7	48.1	(4.4)	(9.1)%
Accrued consumer rebate and loyalty programs	94.6	73.3	21.3	29.1%
Managed care and Medicaid reserves	49.0	47.1	1.9	4.0%
Income taxes payable	15.8	16.7	(0.9)	(5.4)%
Other current liabilities	59.2	68.3	(9.1)	(13.3)%

Total current liabilities	310.0	297.7	12.3	4.1%

Working capital	$474.2	$434.6	$39.6	9.1%

     We had cash, cash equivalents and short-term investments of $558.5 million and working capital of $474.2 million at March 31, 2010, as compared to $528.3 million and $434.6 million, respectively, at December 31, 2009. The increases were primarily due to the generation of $37.9 million of operating cash flow during the first quarter of 2010.
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
     As of March 31, 2010, our short-term investments included $26.3 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During the first quarter of 2010, we liquidated $0.6 million of our auction rate floating securities at par.
Operating Activities
     Net cash provided by operating activities during the first quarter of 2010 was approximately $37.9 million, compared to cash provided by operating activities of approximately $45.4 million during the first quarter of 2009. The following is a summary of the primary components of cash provided by operating activities during the first quarter of 2010 and first quarter of 2009 (in millions):

	First Quarter	First Quarter
	2010	2009

Income taxes paid	(16.8)	(1.5)
Payments made to IMPAX related to development agreement	—	(5.0)
Other cash provided by operating activities	54.7	51.9

Cash provided by operating activities	$37.9	$45.4

Investing Activities
     Net cash used in investing activities during the first quarter of 2010 was approximately $142.0 million, compared to net cash provided by investing activities during the first quarter of 2009 of $9.2 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective quarters.

Financing Activities
     Net cash used in financing activities during the first quarter of 2010 was $1.3 million, compared to net cash used in financing activities of $2.3 million during the first quarter of 2009. Proceeds from the exercise of stock options were $0.9 million during the first quarter of 2010 compared to $0 during the first quarter of 2009. Dividends paid during the first quarter of 2010 were $2.4 million, and dividends paid during the first quarter of 2009 were $2.3 million.
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
     Except for the New Notes and Old Notes, we had only $8.9 million of long-term liabilities at March 31, 2010, and we had $310.0 million of current liabilities at March 31, 2010. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
     In connection with occupancy of the new headquarter office during 2008, we ceased use of the prior headquarter office, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expires in December 2010. Under ASC 420, Exit or Disposal Cost Obligations, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. We recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008 consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. We have not recorded any other costs related to the lease for the prior headquarters.
     As of March 31, 2010, approximately $1.6 million of lease exit costs remain accrued and are expected to be paid by December 2010, all of which is classified in other current liabilities. Although we no longer use the facilities, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, we concluded it was probable we would be unable to reasonably obtain sublease rentals for the prior headquarters and therefore we would not be subleased for the remaining lease term. We will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
     The following is a summary of the activity in the liability for lease exit costs for the three months ended March 31, 2010:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2009	to Expense	Made	from Sublease	Mar. 31, 2010
Lease exit costs liability	$2,063,677	$30,950	$(534,528)	$—	$1,560,099
Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $49.0 million on our common stock. In addition, on March 10, 2010, we declared a cash dividend of

$0.06 per issued and outstanding share of common stock payable on April 30, 2010, to our stockholders of record at the close of business on April 1, 2010. This represents a 50% increase compared to our previous $0.04 dividend. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
     We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $26.3 million at March 31, 2010. These securities were included in long-term investments at March 31, 2010. We also utilize unobservable (Level 3) inputs to value our investment in Hyperion Therapeutics, Inc.
     Our auction rate floating securities are classified as available-for-sale securities or trading securities and are reflected at fair value. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under ASC 820, Fair Value Measurements and Disclosure. However, due to events in credit markets that began during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities, beginning in the first quarter of 2008, utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008.
     In November 2008, we entered into a settlement agreement with the broker through which we purchased auction rate floating securities. The settlement agreement provides us with the right to put an auction rate floating security currently held by us back to the broker beginning on June 30, 2010. At March 31, 2010 and December 31, 2009, we held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. We elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments, and adjusted the put option to fair value. We reclassified this auction rate floating security from available-for-sale to trading securities as of December 31, 2008, and future changes in fair value related to this investment and the related put right will be recorded in earnings.
Off-Balance Sheet Arrangements
     As of March 31, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2009. There were no new significant accounting estimates in the first quarter of 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which revises guidance on the accounting for variable interest entities. The revised guidance addresses the elimination of the concept of a qualifying special purpose entity and replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the revised guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The revised guidance is effective for annual reporting periods beginning after November 30, 2009. We adopted the new guidance on January 1, 2010, and it did not have a material impact on our results of operations and financial condition.
     In October 2009, the FASB approved for issuance ASU No. 2009-13, Revenue Recognition (ASC 605) – Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently assessing what impact, if any, the updated guidance will have on our results of operations and financial condition.
     In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), to amend ASC 820, Fair Value Measurements and Disclosures, by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. On January 1, 2010, we adopted the disclosure amendments in ASU 2010-06, except for the amendments to Level 3 fair value measurements as described above, and have expanded disclosures as presented in Note 4 of our condensed consolidated financial statements.
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
•	competitive developments affecting our products, such as the FDA approvals of Prevelle® Silk, Radiesse®, Sculptra®, Artefill®, Hydrelle™, Juvéderm® Ultra and Juvéderm® Ultra Plus, competitors to RESTYLANE® and PERLANE®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS, LOPROX® Cream, LOPROX® Gel and LOPROX® Shampoo products, and potential generic forms of our TRIAZ®, PLEXION®, SOLODYN® or VANOS® products;
•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;
•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;
•	the speed with which regulatory authorizations and product launches may be achieved;
•	changes in the FDA’s position on the safety or effectiveness of our products;
•	changes in our product mix;
•	the anticipated size of the markets and demand for our products;
•	changes in prescription levels;
•	the impact of acquisitions, divestitures and other significant corporate transactions, including our acquisition of LipoSonix;
•	risks associated with realizing all of the anticipated benefits of our acquisition of LipoSonix;
•	the effect of economic changes generally and in hurricane-effected areas;
•	manufacturing or supply interruptions;
•	importation of other dermal filler or botulinum toxin products, including the unauthorized distribution of products approved in countries neighboring the U.S.;
•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons, including prescription levels;
•	the ability to successfully market both new products, including DYSPORTTM, and existing products;
•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;
•	the availability of product supply or changes in the cost of raw materials;
•	the ability to compete against generic and other branded products;
•	trends toward managed care and health care cost containment;
•	inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;
•	possible introduction of generic versions of our products, including SOLODYN®;
•	possible federal and/or state legislation or regulatory action affecting, among other things, the Company’s ability to enter into agreements with companies introducing generic versions of the Company’s products as well as pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;
•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);
•	changes in U.S. generally accepted accounting principles;
•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;
•	access to available and feasible financing on a timely basis;
•	the availability of product acquisition or in-licensing opportunities;
•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;
•	the risks and uncertainties associated with obtaining necessary FDA approvals;
•	the inability to obtain required regulatory approvals for any of our pipeline products;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;
•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products, and our ability to accurately forecast our financial performance as a result;
•	failure to comply with our corporate integrity agreement, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and
•	the inability to successfully integrate newly-acquired entities, such as LipoSonix.
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2009, and this Quarterly Report contain discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2010, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     During the three months ended March 31, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings
     The information set forth under Note 15 in our accompanying condensed consolidated financial statements, included in Part I, Item I of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
     There are no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

MEDICIS PHARMACEUTICAL CORPORATION
Date: May 10, 2010	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)