Form 10-Q
period 2010-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2010-08-09
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2010
Class A Common Stock $.014 Par Value	60,171,937 (a)
(a) includes 1,814,237 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Page
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3 Quantitative and Qualitative Disclosures About Market Risk	46

Item 4 Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	47

Item 1A Risk Factors	47

Item 6 Exhibits	48

SIGNATURES	49
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,308	$209,051
Short-term investments	445,209	319,229
Accounts receivable, net	136,899	95,222
Inventories, net	37,251	25,985
Deferred tax assets, net	67,261	66,321
Other current assets	20,418	16,525

Total current assets	805,346	732,333

Property and equipment, net	26,281	25,247
Net intangible assets	216,245	227,840
Goodwill	93,282	93,282
Deferred tax assets, net	52,818	64,947
Long-term investments	60,996	25,524
Other assets	3,025	3,025

	$1,257,993	$1,172,198

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$58,574	$44,183
Reserve for sales returns	49,194	48,062
Accrued consumer rebates and loyalty programs	90,364	73,311
Managed care and Medicaid reserves	44,410	47,078
Income taxes payable	2,756	16,679
Other current liabilities	71,466	68,381

Total current liabilities	316,764	297,694

Long-term liabilities:
Contingent convertible senior notes	169,326	169,326
Other liabilities	7,961	9,919

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; issued and outstanding: none	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 71,204,269 and 70,732,409 at June 30, 2010 and December 31, 2009, respectively	986	985
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	696,611	690,497
Accumulated other comprehensive loss	(2,813)	(3,814)
Accumulated earnings	416,504	351,842
Less: Treasury stock, 12,882,586 and 12,749,261 shares at cost at June 30, 2010 and December 31, 2009, respectively	(347,346)	(344,251)

Total stockholders’ equity	763,942	695,259

	$1,257,993	$1,172,198

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net product revenues	$172,183	$138,695	$336,723	$235,294
Net contract revenues	1,862	2,551	3,812	5,770

Net revenues	174,045	141,246	340,535	241,064

Cost of product revenues (1)	16,527	13,067	32,283	22,512

Gross profit	157,518	128,179	308,252	218,552

Operating expenses:
Selling, general and administrative (2)	80,873	71,654	156,822	142,079
Research and development (3)	10,511	12,072	20,675	25,347
Depreciation and amortization	7,239	7,945	14,292	15,077

Operating income	58,895	36,508	116,463	36,049

Interest and investment income	(780)	(2,158)	(1,940)	(4,645)
Interest expense	1,061	1,058	2,119	2,112
Other (income) expense, net	(2)	(2,243)	257	630

Income before income tax expense	58,616	39,851	116,027	37,952

Income tax expense	22,117	24,258	44,158	22,031

Net income	$36,499	$15,593	$71,869	$15,921

Basic net income per share	$0.61	$0.26	$1.19	$0.27

Diluted net income per share	$0.56	$0.25	$1.10	$0.27

Cash dividend declared per common share	$0.06	$0.04	$0.12	$0.08

Common shares used in calculating:
Basic net income per share	58,271	57,088	58,161	56,911

Diluted net income per share	64,395	63,008	64,294	62,838

(1) amounts exclude amortization of intangible assets related to acquired products	$5,351	$6,233	$10,703	$11,675
(2) amounts include share-based compensation expense	$2,197	$4,786	$5,161	$8,519
(3) amounts include share-based compensation expense	$92	$230	$223	$368
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009

Operating Activities:
Net income	$71,869	$15,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,292	15,077
Gain on sale of product rights	—	(350)
Gain on sale of Medicis Pediatrics	—	(2,915)
Adjustment of impairment of available-for-sale investments	260	(33)
Charge reducing value of investment in Revance	—	2,886
Loss (gain) on sale of available-for-sale investments, net	750	(76)
Share-based compensation expense	5,384	8,887
Deferred income tax expense (benefit)	10,602	(3,378)
Tax expense from exercise of stock options and vesting of restricted stock awards	(269)	(694)
Excess tax benefits from share-based payment arrangements	(320)	(169)
Increase in provision for sales discounts and chargebacks	1,031	1,120
Accretion (amortization) of premium/(discount) on investments	1,811	1,416
Changes in operating assets and liabilities:
Accounts receivable	(42,708)	(45,941)
Inventories	(11,266)	(259)
Other current assets	(3,893)	(999)
Accounts payable	14,391	5,738
Reserve for sales returns	1,132	(1,937)
Income taxes payable	(13,923)	19,372
Other current liabilities	11,955	39,925
Other liabilities	(1,958)	(2,569)

Net cash provided by operating activities	59,140	51,022

Investing Activities:
Purchase of property and equipment	(3,732)	(2,828)
Payments for purchase of product rights	—	(74,932)
Proceeds from sale of product rights	—	350
Proceeds from sale of Medicis Pediatrics	—	70,294
Purchase of available-for-sale investments	(273,403)	(154,187)
Sale of available-for-sale investments	41,238	71,201
Maturity of available-for-sale investments	69,515	84,276

Net cash used in investing activities	(166,382)	(5,826)

Financing Activities:
Payment of dividends	(5,993)	(4,663)
Excess tax benefits from share-based payment arrangements	320	169
Proceeds from the exercise of stock options	2,206	6,807

Net cash (used in) provided by financing activities	(3,467)	2,313

Effect of exchange rate on cash and cash equivalents	(34)	(177)

Net (decrease) increase in cash and cash equivalents	(110,743)	47,332
Cash and cash equivalents at beginning of period	209,051	86,450

Cash and cash equivalents at end of period	$98,308	$133,782

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 16 branded products. Its primary brands are DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. Medicis entered the non-invasive body contouring market with its acquisition of LipoSonix in July 2008.
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
2. SHARE-BASED COMPENSATION
Stock Option and Restricted Stock Awards
     At June 30, 2010, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2010, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2010, was approximately $1.7 million and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

     A summary of stock option activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Balance at December 31, 2009	9,253,847	$29.24

Granted	153,295	$23.33
Exercised	(121,247)	$18.39
Terminated/expired	(361,446)	$29.86

Balance at June 30, 2010	8,924,449	$29.26	2.6	$3,978,873

     The intrinsic value of options exercised during the six months ended June 30, 2010, was $733,008. Options exercisable under the Company’s share-based compensation plans at June 30, 2010, were 8,603,970, with a weighted average exercise price of $29.44, a weighted average remaining contractual term of 2.4 years, and an aggregate intrinsic value of $3,397,299.
     A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of June 30, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding, net of expected forfeitures	8,167,720	$29.37	2.6	$3,488,183
Exercisable, net of expected forfeitures	7,891,666	$29.53	2.5	$3,058,463
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
	June 30, 2010	June 30, 2009

Expected dividend yield	1.02% to 1.06%	0.34% to 1.01%
Expected stock price volatility	0.33	0.45 to 0.46
Risk-free interest rate	2.82% to 3.04%	2.18% to 2.76%
Expected life of options	7.0 Years	7.0 Years
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
     The weighted average fair value of stock options granted during the six months ended June 30, 2010 and 2009, was $8.28 and $6.44, respectively.

     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the six months ended June 30, 2010, 511,235 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended June 30, 2010 and 2009, was approximately $1.4 million and $2.3 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the six months ended June 30, 2010 and 2009, was approximately $3.3 million and $4.1 million, respectively. As of June 30, 2010, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2010, was approximately $29.9 million, and the related weighted average period over which it is expected to be recognized is approximately 3.1 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2010, is as follows:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2009	1,915,469	$17.12

Granted	511,235	$22.69
Vested	(352,736)	$18.57
Forfeited	(223,941)	$18.91

Nonvested at June 30, 2010	1,850,027	$18.17

     The total fair value of restricted shares vested during the six months ended June 30, 2010 and 2009, was approximately $6.6 million and $3.7 million, respectively.
Stock Appreciation Rights
     During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SARs is expensed over the service period of the employees receiving the grants, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. Share-based compensation expense related to SARs during the three months ended June 30, 2010 and 2009, was approximately $0.5 million and $0.9 million, respectively. Share-based compensation expense related to SARs during the six months ended June 30, 2010 and 2009, was approximately $1.2 million and $1.1 million, respectively. As of June 30, 2010, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to June 30, 2010, was approximately $23.6 million, and the related weighted average period over which it is expected to be recognized is approximately 4.1 years.

     The fair value of each SAR was estimated on the date of the grant, and was remeasured at quarter-end, using the Black-Scholes option pricing model with the following assumptions:

	SARs Granted During	SARs Granted During
	the	the	Remeasurement
	Six Months Ended	Six Months Ended	as of
	June 30, 2010	June 30, 2009	June 30, 2010

Expected dividend yield	0.95% to 1.06%	0.35% to 1.01%	1.10%
Expected stock price volatility	0.32 to 0.33	0.45 to 0.46	0.34
Risk-free interest rate	3.04% to 3.07%	2.18% to 2.76%	2.42%
Expected life of SARs	7.0 Years	7.0 Years	5.7 to 6.8 Years
     The weighted average fair value of SARs granted during the six months ended June 30, 2010 and 2009, as of the respective grant dates, was $8.14 and $5.33, respectively. The weighted average fair value of all SARs outstanding as of the remeasurement date of June 30, 2010 was $9.69.
     A summary of SARs activity for the six months ended June 30, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value

Balance at December 31, 2009	1,916,156	$11.40

Granted	1,401,769	$22.82
Exercised	(72,328)	$11.30
Terminated/expired	(209,195)	$12.68

Balance at June 30, 2010	3,036,402	$16.58	6.1	$17,374,893

     The intrinsic value of SARs exercised during the six months ended June 30, 2010, was $928,011.
     As of June 30, 2010, 111,566 SARs were exercisable, with a weighted average exercise price of $11.29, a weighted average remaining contractual term of 5.7 years, and an aggregate intrinsic value of $1,181,363.
3. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At June 30, 2010, the Company has recorded the estimated fair value of available-for-sale and trading securities in short-term and long-term investments of approximately $445.2 million and $61.0 million, respectively. At June 30, 2010, $1.3 million of the Company’s investments were classified as trading securities.

     Available-for-sale and trading securities consist of the following at June 30, 2010 (amounts in thousands):

	June 30, 2010
				Other-Than-
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$125,343	$427	$(248)	$—	$125,522
Federal agency notes and bonds	354,966	1,033	(112)	—	355,887
Auction rate floating securities	31,725	—	(7,550)	—	24,175
Asset-backed securities	613	8	—	—	621

Total securities	$512,647	$1,468	$(7,910)	$—	$506,205

     During the three and six months ended June 30, 2010, no gross realized gains on sales of available-for-sale securities were recognized. During the three and six months ended June 30, 2010, $0.5 million of gross realized losses were recognized. Gross unrealized gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three and six months ended June 30, 2010, on available-for-sale securities included in stockholders’ equity totaled $0.6 million and $0.9 million, respectively. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2010, by maturity, are shown below (amounts in thousands):

	June 30, 2010
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$244,907	$245,266
Due after one year through five years	236,015	236,764
Due after 10 years	30,425	22,875

	$511,347	$504,905

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At June 30, 2010, approximately $61.0 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
     As of June 30, 2010, the Company’s investments included auction rate floating securities with a fair value of $24.2 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008, 2009 and the first half of 2010 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.
     In November 2008, the Company entered into a settlement agreement with the broker through which the Company purchased auction rate floating securities. The settlement agreement provides the Company with the right to put an auction rate floating security currently held by the Company back to the broker beginning on June 30, 2010. At

June 30, 2010 and December 31, 2009, the Company held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. At inception, the Company elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments, and accordingly adjusts the put option to fair value at each reporting date. Concurrent with the execution of the settlement agreement, the Company reclassified this auction rate floating security from available-for-sale to trading securities and accordingly, future changes in fair value related to this investment and the related put option will be recorded in earnings. This auction rate floating security was settled at par on July 1, 2010.
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
     The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$53,508	$248	$—	$—
Federal agency notes and bonds	55,418	112	—	—
Auction rate floating securities	—	—	22,875	7,550

Total securities	$108,926	$360	$22,875	$7,550

     As of June 30, 2010, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.
4. FAIR VALUE MEASUREMENTS
     As of June 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investment in Hyperion Therapeutics, Inc. (“Hyperion”).
     The Company has invested in auction rate floating securities, which are classified as available-for-sale or trading securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 3). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of June 30, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at June 30, 2010, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Corporate notes and bonds	$125,522	$125,522	$—	$—
Federal agency notes and bonds	355,887	355,887	—	—
Auction rate floating securities	24,175	—	—	24,175
Asset-backed securities	621	621	—	—
Investment in Hyperion	2,375	—	—	2,375

Total assets measured at fair value	$508,580	$482,030	$—	$26,550

     The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 (in thousands):

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Auction
	Rate	Investment
	Floating	in
	Securities	Hyperion

Balance at March 31, 2010	$26,254	$2,375
Total gains (losses) included in other expense, net	—	—
Total gains included in other comprehensive income	596	—
Purchases and settlements, net	(2,675)	—

Balance at June 30, 2010	$24,175	$2,375

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Auction
	Rate	Investment
	Floating	in
	Securities	Hyperion

Balance at December 31, 2009	$26,821	$2,375
Total gains (losses) included in other expense, net	—	—
Total gains included in other comprehensive income	629	—
Purchases and settlements, net	(3,275)	—

Balance at June 30, 2010	$24,175	$2,375

5. SALE OF MEDICIS PEDIATRICS
     On June 10, 2009, Medicis, Medicis Pediatrics, Inc. (“Medicis Pediatrics,” formerly known as Ascent Pediatrics, Inc.), a wholly-owned subsidiary of Medicis, and BioMarin Pharmaceutical Inc. (“BioMarin”) entered into an amendment (the “Amendment”) to the Securities Purchase Agreement (the “BioMarin Securities Purchase Agreement”), dated as of May 18, 2004, and amended on January 12, 2005, by and among Medicis, Medicis Pediatrics, BioMarin and BioMarin Pediatrics Inc., a wholly-owned subsidiary of BioMarin that previously merged into BioMarin. The Amendment was effected to accelerate the closing of BioMarin’s option under the BioMarin Securities Purchase Agreement to purchase from Medicis all of the issued and outstanding capital stock of Medicis Pediatrics (the “Option”), which was previously expected to close in August 2009. In accordance with the Amendment, the parties consummated the closing of the Option on June 10, 2009 (the “BioMarin Option Closing”). The aggregate cash consideration paid to Medicis in conjunction with the BioMarin Option Closing was approximately $70.3 million and the purchase was completed substantially in accordance with the previously disclosed terms of the BioMarin Securities Purchase Agreement.
     As a result of the BioMarin Option Closing, the Company recognized a pretax gain of $2.2 million during the three months ended June 30, 2009, which is included in other (income) expense, net, in the condensed consolidated statements of income. The $2.2 million pretax gain is net of approximately $0.7 million of professional fees related to the transaction. Because of the difference between the Company’s book and tax basis of goodwill in Medicis Pediatrics, the transaction resulted in a $24.8 million gain for income tax purposes, and, accordingly, the Company recorded a $9.0 million income tax provision related to this transaction during the three months ended June 30, 2009, which is included in income tax expense in the condensed consolidated statements of income.
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
     The Company estimated the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric was available for these purposes (such as the completion of an equity financing by Revance). During the three months ended March 31, 2009, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach. Such amount was recognized in other (income) expense. As a result of this reduction, the Company’s investment in Revance as of March 31, 2009 was $0. As of June 30, 2010, the Company’s investment in Revance related to this transaction was $0.
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

7. STRATEGIC COLLABORATIONS
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
     In connection with the Perrigo License and Settlement Agreement, the Company and Perrigo agreed to terminate all legal disputes between them relating to the Company’s VANOS® fluocinonide Cream 0.1%. On April 17, 2009, the Court entered a consent judgment dismissing all claims and counterclaims between Medicis and Perrigo, and enjoining Perrigo from marketing a generic version of VANOS® other than under the terms of the Perrigo License and Settlement Agreement. In addition, Perrigo confirmed that certain of the Company’s patents relating to VANOS® are valid and enforceable, and cover Perrigo’s activities relating to its generic product under Abbreviated New Drug Application (“ANDA”) #090256. Further, subject to the terms and conditions contained in the Perrigo License and Settlement Agreement:
•	the Company granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products; and
•	when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay the Company a royalty based on sales of such generic products.
     Pursuant to the Perrigo Joint Development Agreement, subject to the terms and conditions contained therein:
•	the Company and Perrigo will collaborate to develop a novel proprietary product;
•	the Company has the sole right to commercialize the novel proprietary product;
•	if and when a New Drug Application (“NDA”) for a novel proprietary product is submitted to the U.S. Food and Drug Administration (“FDA”), the Company and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to the Company all of the Company’s novel proprietary product requirements in the U.S.;
•	the Company made an up-front $3.0 million payment to Perrigo and will make additional payments to Perrigo of up to $5.0 million upon the achievement of certain development, regulatory and commercialization milestones; and
•	the Company will pay to Perrigo royalty payments on sales of the novel proprietary product.
     During the three months ended September 30, 2009, a development milestone was achieved, and the Company made a $2.0 million payment to Perrigo pursuant to the Perrigo Joint Development Agreement. The $3.0 million up-front payment and the $2.0 million development milestone payment were recognized as research and development expense during the three months ended June 30, 2009 and September 30, 2009, respectively.
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
     The $40.0 million initial payment was recognized as research and development expense during 2008, and the $5.0 million, $5.0 million and $2.0 million clinical milestone achievement payments were recognized as research and development expense during the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, respectively.
8. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one significant business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, non-invasive body sculpting technology and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. The non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. The non-dermatological product lines include AMMONUL®, BUPHENYL® and the LIPOSONIXTM system. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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

          Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Acne and acne-related dermatological products	$124,763	$94,185	$244,976	$160,638
Non-acne dermatological products	41,017	37,100	75,269	60,573
Non-dermatological products	8,265	9,961	20,290	19,853

Total net revenues	$174,045	$141,246	$340,535	$241,064

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Acne and acne-related dermatological products	72%	67%	72%	67%
Non-acne dermatological products	23	26	22	25
Non-dermatological products	5	7	6	8

Total net revenues	100%	100%	100%	100%

9. INVENTORIES
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
          Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of June 30, 2010 and December 31, 2009, there were $0.8 million and $0.3 million, respectively, of costs capitalized into inventory for products that have not yet received regulatory approval.
          Inventories are as follows (amounts in thousands):

	June 30, 2010	December 31, 2009

Raw materials	$13,352	$7,472
Work-in-process	2,544	3,660
Finished goods	26,613	21,087
Valuation reserve	(5,258)	(6,234)

Total inventories	$37,251	$25,985

          Selling, general and administrative costs capitalized into inventory during the three months ended June 30, 2010 and 2009 were $0.4 million and $0.4 million, respectively. Selling, general and administrative costs capitalized into inventory during the six months ended June 30, 2010 and 2009 was $0.8 million and $0.7 million, respectively. Selling, general and administrative expenses included in inventory as of June 30, 2010 and December 31, 2009 were $1.5 million and $1.2 million, respectively.
10. OTHER CURRENT LIABILITIES
          Other current liabilities are as follows (amounts in thousands):

	June 30, 2010	December 31, 2009

Accrued incentives, including SARs liability	$23,013	$26,671
Deferred revenue	18,847	18,508
Other accrued expenses	29,606	23,202

	$71,466	$68,381

          Included in deferred revenue as of June 30, 2010 and December 31, 2009, were $14.1 million and $15.4 million, respectively, associated with the deferral of revenue of our aesthetics products, including RESTYLANE®, PERLANE® and DYSPORT®, until our exclusive U.S. distributor ships the product to physicians.
11. CONTINGENT CONVERTIBLE SENIOR NOTES
          In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at June 30, 2010 or December 31, 2009. The Old Notes will mature on June 4, 2032.
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
          The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at June 30, 2010 or December 31, 2009. The New Notes mature on June 4, 2033.
          As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
          Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of June 30, 2010 and December 31, 2009.
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
          During the quarters ended June 30, 2010, March 31, 2010 and December 31, 2009, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
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
          At June 30, 2010, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At June 30, 2010, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
          During the three months ended June 30, 2010 and June 30, 2009, the Company made net tax payments of $30.9 million and $2.1 million, respectively. During the six months ended June 30, 2010 and June 30, 2009, the Company made net tax payments of $47.7 million and $3.6 million, respectively.
          The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through 2005. The state of California is currently conducting an examination on the Company’s tax returns for the periods ending June 30, 2005, December 31, 2005, December 31, 2006 and December 31, 2007. The state has proposed audit adjustments. The Company has recorded adequate accruals for these proposed adjustments.
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
          At June 30, 2010 and December 31, 2009, the Company had $2.3 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $1.7 million on the Company’s effective tax rate. During the next twelve months, the Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.8 million due to normal statute closures.

          The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million for the payment of interest and penalties accrued (net of tax benefit) at June 30, 2010 and December 31, 2009.
13. DIVIDENDS DECLARED ON COMMON STOCK
          On June 9, 2010, the Company announced that its Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of the Company’s Class A common stock payable on July 30, 2010, to stockholders of record at the close of business on July 1, 2010. The $3.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2010. The Company has not adopted a dividend policy.
14. COMPREHENSIVE INCOME
          Total comprehensive income includes net income and other comprehensive income (loss), which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended June 30, 2010 and 2009, was $36.9 million and $14.4 million, respectively. Total comprehensive income for the six months ended June 30, 2010 and 2009, was $72.9 million and $14.7 million, respectively.

15. NET INCOME PER COMMON SHARE
          The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
BASIC

Net income	$36,499	$15,593	$71,869	$15,921

Less: income allocated to participating securities	1,205	526	2,368	467

Net income available to common stockholders	35,294	15,067	69,501	15,454

Weighted average number of common shares outstanding	58,271	57,088	58,161	56,911

Basic net income per common share	$0.61	$0.26	$1.19	$0.27

DILUTED

Net income	$36,499	$15,593	$71,869	$15,921

Less: income allocated to participating securities	1,205	526	2,368	467

Net income available to common stockholders	35,294	15,067	69,501	15,454

Less:
Undistributed earnings allocated to unvested stockholders	(1,113)	(453)	(2,170)	(342)

Add:
Undistributed earnings re-allocated to unvested stockholders	1,107	452	2,159	341

Add:
Tax-effected interest expense and issue costs related to Old Notes	666	666	1,332	1,332
Tax-effected interest expense and issue costs related to New Notes	—	—	1	1

Net income assuming dilution	$35,954	$15,732	$70,823	$16,786

Weighted average number of common shares outstanding	58,271	57,088	58,161	56,911

Effect of dilutive securities:
Old Notes	5,823	5,823	5,823	5,823
New Notes	4	4	4	4
Stock options	297	93	306	100

Weighted average number of common shares assuming dilution	64,395	63,008	64,294	62,838

Diluted net income per common share	$0.56	$0.25	$1.10	$0.27

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
          The diluted net income per common share computation for the three and six months ended June 30, 2010 excludes 8,027,204 and 8,559,315 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive. The diluted net income per common share computation for the three and six months ended June 30, 2009 excludes 10,679,752 and 11,266,093 shares of stock, respectively, that represented outstanding stock options whose exercise price were greater than the average market price of the common shares during the period and were anti-dilutive.
16. COMMITMENTS AND CONTINGENCIES
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
          As of June 30, 2010, approximately $1.1 million of lease exit costs remain accrued and are expected to be paid by December 2010, all of which is classified in other current liabilities. Although the facilities are no longer in use by the Company, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, the Company concluded it was probable it would be unable to obtain sublease rentals for the prior headquarters, and, therefore, it would not be subleased for the remaining lease term. The Company will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
          The following is a summary of the activity in the liability for lease exit costs for the six months ended June 30, 2010:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2009	to Expense	Made	from Sublease	June 30, 2010
Lease exit costs liability	$2,063,677	$58,664	$(1,069,056)	$—	$1,053,285
Legal Matters
          On January 13, 2009, the Company filed suit against Mylan, Inc., Matrix Laboratories Ltd., Matrix Laboratories Inc., Sandoz, Inc. (“Sandoz”) and Barr Laboratories, Inc. (“Barr”) (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of the Company’s U.S. Patent No. 5,908,838 (the “’838 Patent”) related to the Company’s acne medication SOLODYN®, by submitting to the FDA their respective ANDAs for generic versions of SOLODYN® in its forms of 45mg, 90mg, and 135mg strengths. The relief requested by the Company included a request for a permanent injunction preventing Defendants from infringing the ’838 Patent by selling generic versions of SOLODYN®. The expiration date for the ’838 Patent is in 2018. On March 18, 2009, the Company entered into a settlement agreement with Barr, a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), whereby all legal disputes between the Company and Teva relating to SOLODYN® were terminated and whereby Barr/Teva agreed that Medicis’ patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Barr/Teva. On March 30, 2009, the Delaware Court dismissed the claims between the Company and Matrix Laboratories Inc. without prejudice, pursuant to a stipulation between Medicis and Matrix Laboratories Inc. On August 18, 2009, the Company entered into a Settlement Agreement with Sandoz whereby all legal disputes between the Company and Sandoz relating to SOLODYN® were terminated and whereby Sandoz agreed that Medicis’ patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Sandoz.
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
          On September 24, 2009, the Delaware District Court held a scheduling hearing and ordered that the Mylan and Ranbaxy cases be consolidated and that in both cases trial would commence in May 2010. The parties filed opening claim construction briefs on December 15, 2009, and answering claim construction briefs on January 8, 2010. On March 25, 2010, the Delaware District Court cancelled the April 8, 2010 pretrial conference and the May 7, 2010 trial, and referred the case to Magistrate Judge Stark to hear and address the scheduling of trial and related matters.
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
          On January 28, 2010, the Company received a Paragraph IV Patent Certification from Sandoz, advising that Sandoz has filed a supplement to its earlier filed ANDA #91-422 (“Sandoz ANDA Supplement”) with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Sandoz has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Sandoz has complied with FDA requirements for proving bioequivalence. Sandoz’s Paragraph IV Certification alleges that the Company’s ’838 Patent will not be infringed by Sandoz’s manufacture, use, sale and/or importation of the products for which the Sandoz ANDA Supplement was submitted because it has been granted a patent license by the Company for the ’838 Patent.
          On May 7, 2010, the Company received notice from Mylan Inc. that its majority owned subsidiary Matrix Laboratories Limited (“Matrix”) had filed an ANDA containing a Paragraph IV Patent Certification with the FDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. Mylan Inc. did not advise the Company as to the timing or status of the FDA’s review of Matrix’s filing, or whether Matrix had complied with FDA requirements for proving bioequivalence. The Paragraph IV Certification alleged that the Company’s ’838 Patent is invalid and/or will not be infringed by Matrix’s manufacture, use or sale of the products for which the ANDA was submitted. On June 14, 2010, the Company filed suit against Mylan Inc. and Matrix in the United States District Court for the District of Delaware seeking an adjudication that Matrix had infringed one or more claims of the Company’s ’838 Patent by submitting to the FDA its ANDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. The relief requested by the Company included a request for a permanent injunction preventing Matrix from infringing the ’838 Patent by selling generic versions of SOLODYN®. As a result of the filing of the suit, the Company believes that the ANDA could not be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the ’838 Patent is invalid or not infringed.
          A third party requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an Ex Parte Reexamination of the ’838 Patent. The USPTO granted this request. In March 2009, the USPTO issued a non-final office action in the reexamination of the ’838 Patent. On May 13, 2009, Medicis filed its response to the non-final office action with the USPTO, canceling certain claims and adding amended claims. On November 10, 2009, the USPTO issued a second non-final office action in the reexamination of the ’838 Patent. On January 8, 2010, the Company filed its response to the non-final office action with the USPTO. On March 17, 2010, the Company received a Notice of Intent to Issue a Reexamination Certificate issued by the USPTO in connection with the USPTO’s reexamination of the ’838 Patent. On June 1, 2010, the Company received the Reexamination Certificate (the “Reexamination Certificate”) from the USPTO. The Reexamination Certificate is directed to patentable claims 3, 4, 12, and 13, as well as new claims 19-34. The USPTO determined that the claims are patentable, including over all the cited prior art. The claims are the subject of patent infringement lawsuits filed by the Company in Maryland.
          On July 1, 2010, the Company amended its complaint against Lupin in the United States District Court for the District of Maryland relating to Lupin’s filing of its ANDA, and amendments or supplements thereto, for generic SOLODYN® in its forms of 45mg, 65mg, 90mg, 115mg and 135mg strengths. The Company amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 included in the Reexamination Certificate. The complaint seeks an adjudication that Lupin has infringed one or more claims of the ’838 Patent, including the new claims, by submitting the ANDA, and amendments or supplements thereto, to the FDA.
          On July 8, 2010, the Company amended its complaint against Mylan Inc. and Matrix in the United States District Court for the District of Delaware relating to Matrix’s filing of its ANDA for generic SOLODYN® in its forms of 45mg, 90mg and 135mg strengths. The Company amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 included in the Reexamination Certificate. The complaint sought an adjudication that Matrix had infringed one or more claims of the ’838 Patent, including the new claims, by submitting the ANDA to the FDA.
          On July 22, 2010, the Company entered into a Settlement Agreement and a License Agreement (the “Mylan License Agreement”) with Mylan Inc. and certain of its affiliates, including Matrix and Mylan Pharmaceuticals Inc. (collectively, “Mylan”). Pursuant to the agreements, the companies agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Mylan confirmed that the Company’s patents relating to SOLODYN® are valid and enforceable, and cover Mylan’s activities relating to Mylan’s generic SOLODYN® products under its ANDAs described above. Mylan also acknowledged that any prior sales of its generic SOLODYN® products were not authorized by the Company, and agreed to be permanently enjoined from any further distribution of generic SOLODYN® products except pursuant to the Mylan License Agreement as described below. The Company agreed to release Mylan from liability arising from any prior sales of its generic SOLODYN® products that were not authorized by the Company. Under the Mylan License Agreement, the Company granted to Mylan a license to make and sell its generic versions of SOLODYN® 45mg, 90mg and 135mg under the SOLODYN® intellectual property rights belonging to the Company commencing in November 2011, or earlier under certain conditions. The Company also granted to Mylan a license to make and sell generic versions of SOLODYN® 65mg and 115mg under the Company’s SOLODYN® intellectual property rights upon certain conditions, but not upon any specified date in the future. The Mylan License Agreement provides that Mylan will be required to pay the Company royalties based on sales of Mylan’s generic SOLODYN® products pursuant to the foregoing licenses.
          On July 9, 2010, the Company amended its complaint against Barr/Teva USA in the United States District Court for the District of Maryland relating to Barr/Teva USA’s filing of its ANDA for generic SOLODYN® in its forms of 65mg and 115mg strengths. The Company amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 included in the Reexamination Certificate. The complaint seeks an adjudication that Barr/Teva USA has infringed one or more claims of the ’838 Patent, including the new claims, by submitting the ANDA to the FDA.
          On March 17, 2010, the Company received a Paragraph IV Patent Certification from Taro Pharmaceuticals U.S.A., Inc. (“Taro U.S.A.”) advising that Taro U.S.A. has filed an ANDA with the FDA for a generic version of VANOS® (fluocinonide) Cream 0.1%. Taro U.S.A. has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Taro U.S.A. has complied with FDA requirements for proving bioequivalence. Taro U.S.A.’s Paragraph IV Certification alleges that the Company’s U.S. Patent No. 6,765,001 (the “’001 Patent”) and U.S. Patent No. 7,220,424 (the “’424 Patent”) will not be infringed by Taro U.S.A.’s manufacture, use, sale or importation of the product for which the ANDA was submitted, and that claim 3 of the ’424 Patent is invalid. On April 28, 2010, the Company filed suit against Taro U.S.A. and Taro Pharmaceuticals Industries, Ltd. (collectively, “Taro”) in the United States District Court for the District of Delaware and the United States District Court for the Southern District of New York seeking an adjudication that Taro has infringed one or more claims of the ’001 Patent, the ’424 Patent and the Company’s U.S. Patent No. 7,217,422 (the “’422 Patent”) by submitting the ANDA to the FDA. The relief requested by the Company includes a request for a permanent injunction preventing Taro from infringing the patents by selling a generic version of VANOS® prior to the expiration of the asserted patents.
          On April 7, 2010, the Company received a Paragraph IV Patent Certification from Nycomed US Inc. (“Nycomed”) advising that Nycomed has filed an ANDA with the FDA for a generic version of VANOS® (fluocinonide) Cream 0.1%. Nycomed has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Nycomed has complied with FDA requirements for proving bioequivalence. Nycomed’s Paragraph IV Certification alleges that the Company’s ’001 Patent and ’424 Patent will not be infringed by Nycomed’s manufacture, use, sale, offer for sale or importation of the product for which the ANDA was submitted. On May 19, 2010, the Company filed suit against Nycomed and Nycomed GmbH in the United States District Court for the District of Delaware and the United States District Court for the Southern District of New York seeking an adjudication that Nycomed has infringed one or more claims of the Company’s ’001 Patent, ’424 Patent and ’422 Patent by submitting the ANDA to the FDA. The relief requested by the Company includes a request for a permanent injunction preventing Nycomed from infringing the patents by selling a generic version of VANOS® prior to the expiration of the asserted patents.
          On July 28, 2010, the Company filed suit against Stiefel Laboratories, Inc., a subsidiary of GlaxoSmithKline plc (“Stiefel”), in the United States District Court for the Western District of Texas — San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel, which was recently approved by the FDA, will infringe one or more claims of the Company’s U.S. Patent No. RE41,134 (the “’134 Patent”) covering the Company’s product ZIANA® Gel, a prescription topical gel indicated for the treatment of acne that was approved by the FDA in November 2006. The ’134 Patent is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and expires in February 2015. The Company has rights to the ’134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief requested by the Company in the lawsuit includes a request for a permanent injunction preventing Stiefel from infringing the ’134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the ’134 Patent, including such activities relating to VELTIN™, and from inducing or contributing to any such activities.
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
17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In October 2009, the FASB approved for issuance Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently assessing what impact, if any, the updated guidance will have on its results of operations and financial condition.
          In March 2010, the FASB approved for issuance ASU No. 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The updated guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions, and is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing what impact, if any, the updated guidance will have on its results of operations and financial condition.
18. SUBSEQUENT EVENTS
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
          Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, non-invasive body sculpting technology and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. Our non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. Our non-dermatological product lines include AMMONUL®, BUPHENYL® and the LIPOSONIXTM system. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
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
Key Aspects of Our Business
          We derive a majority of our revenue from our primary products: DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, TRIAZ®, VANOS® and ZIANA®. We believe that sales of our primary products will constitute a significant portion of our revenue for 2010.
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
          We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 65-75% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. As a result of certain amendments made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, we began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
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
Recent Developments
          As described in more detail below, the following significant events and transactions occurred during the six months ended June 30, 2010, and affected our results of operations, our cash flows and our financial condition:

-	FDA approval of RESTYLANE-LTM and PERLANE-LTM;

-	Increase of our quarterly dividend from $0.04 per share to $0.06 per share;

-	Notice of Allowance received from the USPTO for a patent application related to SOLODYN®; and

-	Reexamination Certificate received from the USPTO related to SOLODYN®.
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
Increase of our quarterly dividend from $0.04 per share to $0.06 per share
          On March 10, 2010, we announced that our Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of our Class A common stock, payable on April 30, 2010, to stockholders of record at the close of business on April 1, 2010. This represented a 50% increase compared to our previous $0.04 dividend. On June 9, 2010, we announced that our Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of our Class A common stock payable on July 30, 2010, to our stockholders of record at the close of business on July 1, 2010.
Notice of Allowance received from the USPTO related to SOLODYN®
          On April 2, 2010, we received a second Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for our U.S. patent application No. 11/166,817, entitled “Method For The Treatment Of Acne” (the “’817 Application”). The USPTO initially issued a Notice of Allowance for the ’817 Application in October 2009; however, we filed a Request for Continued Examination with the USPTO in the ’817 Application in November 2009 so that the USPTO could consider references filed in the Reexamination of our U.S. Patent No. 5,908,838. The newly allowed claims under the ’817 Application cover methods of using a controlled-release oral dosage form of minocycline to treat acne, including the use of our product SOLODYN® (minocycline HCl, USP) Extended Release Tablets in all five currently available dosage forms.
Reexamination Certificate received from the USPTO related to SOLODYN®
          On June 1, 2010, we received a Reexamination Certificate issued by the USPTO in connection with the USPTO’s reexamination of U.S. Patent No. 5,908,838 related to our acne medication SOLODYN®. The Reexamination Certificate is directed to patentable claims 3, 4, 12, and 13, as well as new claims 19-34. The USPTO determined that the claims are patentable, including over all the cited prior art. The claims are the subject of patent infringement lawsuits filed by the Company in Maryland.
Subsequent Event
          On July 20, 2010, we received a Notice of Allowance issued by the USPTO for our U.S. patent application directed to the use of SOLODYN ® in all five currently available dosage forms. The patent application is U.S. Application No. 12/253,845, entitled “Minocycline Oral Dosage Forms For The Treatment of Acne.” The newly allowed claims are directed to methods of treating acne using controlled-release oral dosage forms of minocycline.

Results of Operations
          The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(a)	(b)	(c)	(d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	90.5	90.7	90.5	90.7
Operating expenses	56.7	64.9	56.3	75.7

Operating income	33.8	25.8	34.2	15.0
Other income (expense), net	—	1.6	(0.1)	(0.3)
Interest and investment (expense) income, net	(0.2)	0.8	(0.1)	1.1

Income before income tax expense	33.6	28.2	34.0	15.8
Income tax expense	(12.7)	(17.2)	(13.0)	(9.1)

Net income	20.9%	11.0%	21.0%	6.7%

(a)	Included in operating expenses is $2.3 million (1.3% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $5.0 million (3.6% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights and $3.0 million (2.1% of net revenues) paid to Perrigo related to a product development agreement.

(c)	Included in operating expenses is $5.4 million (1.6% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Included in operating expenses is $5.0 million (2.1% of net revenues) paid to IMPAX related to a product development agreement, $3.0 million (1.2% of net revenues) paid to Perrigo related to a product development agreement and $8.9 million (3.7% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(e)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Net Revenues
          The following table sets forth our net revenues for the three months ended June 30, 2010 (the “second quarter of 2010”) and June 30, 2009 (the “second quarter of 2009”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Second Quarter	Second Quarter
	2010	2009	$ Change	% Change

Net product revenues	$172.2	$138.7	$33.5	24.2%
Net contract revenues	1.8	2.5	(0.7)	(28.0)%

Total net revenues	$174.0	$141.2	$32.8	23.2%

	Second Quarter	Second Quarter
	2010	2009	$ Change	% Change

Acne and acne-related dermatological products	$124.7	$94.2	$30.5	32.4%
Non-acne dermatological products	41.0	37.1	3.9	10.5%
Non-dermatological products (including contract revenues)	8.3	9.9	(1.6)	(16.2)%

Total net revenues	$174.0	$141.2	$32.8	23.2%

	Second Quarter	Second Quarter
	2010	2009	Change

Acne and acne-related dermatological products	71.7%	66.7%	5.0%
Non-acne dermatological products	23.6%	26.3%	(2.7)%
Non-dermatological products (including contract revenues)	4.7%	7.0%	(2.3)%

Total net revenues	100.0%	100.0%	—

          Net revenues associated with our acne and acne-related dermatological products increased by $30.5 million, or 32.4%, during the second quarter of 2010 as compared to the second quarter of 2009 primarily as a result of increased sales of SOLODYN® and ZIANA®, both of which were generated by strong prescription growth. In addition, during the third quarter of 2009 we launched new 65mg and 115mg strengths of SOLODYN® after they were approved by the FDA.
          Net revenues associated with our non-acne dermatological products increased by $3.9 million, or 10.5% during the second quarter of 2010 as compared to the second quarter of 2009, primarily due to increased sales of DYSPORT®, which was launched in June 2009, and increased sales of RESTYLANE®, partially offset by a decrease in sales of LOPROX®, which was negatively impacted by generic competition. RESTYLANE-LTM and PERLANE-LTM were launched during February 2010 following FDA approval on January 29, 2010. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues during the second quarter of 2010 as compared to the second quarter of 2009, primarily due to the $30.5 million increase in our acne and acne-related dermatological products.

          Net revenues associated with our non-dermatological products decreased by $1.6 million, or 16.2%, during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to a decrease in sales of BUPHENYL® and a reduction in contract revenue.
Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the second quarter of 2010 and 2009 was approximately $5.4 million and $6.2 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the second quarter of 2010 and 2009, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Second Quarter	Second Quarter
	2010	2009	$ Change	% Change

Gross profit	$157.5	$128.2	$29.3	22.9%
% of net revenues	90.5%	90.7%
          The increase in gross profit during the second quarter of 2010 as compared to the second quarter of 2009 is primarily due to the $32.8 million increase in net revenues. Gross profit as a percentage of net revenues was 90.5% during the second quarter of 2010, as compared to 90.7% during the second quarter of 2009. Net revenues of SOLODYN®, a high gross margin product, increased during the second quarter of 2010 as compared to the second quarter of 2009, while net revenues of other products, which have lower gross margins, also increased.
Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the second quarter of 2010 and 2009, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Second Quarter	Second Quarter
	2010	2009	$ Change	% Change

Selling, general and administrative	$80.9	$71.7	$9.2	12.8%
% of net revenues	46.5%	50.7%
Share-based compensation expense included in selling, general and administrative	$2.2	$4.8	$(2.6)	(54.2)%
          Selling, general and administrative expenses increased $9.2 million, or 12.8%, during the second quarter of 2010 as compared to the second quarter of 2009, but decreased as a percentage of net revenues from 50.7% during the second quarter of 2009 to 46.5% during the second quarter of 2010. Included in this increase was a $5.2 million increase in personnel expenses, primarily due to $2.9 million of severance expense related to the departure of an executive employee, and an increase of $4.0 million of other selling, general and administrative costs. The decrease of selling, general and administrative expenses as a percentage of net revenues during the second quarter of 2010 as compared to the second quarter of 2009 was primarily due to the $32.8 million increase in net revenues.

Research and Development Expenses
          The following table sets forth our research and development expenses for the second quarter of 2010 and 2009 (dollar amounts in millions):

	Second	Second
	Quarter	Quarter
	2010	2009	$ Change	% Change

Research and development	$10.5	$12.1	$(1.6)	(13.2)%
Charges included in research and development	$—	$3.0	$(3.0)	(100.0)%
Share-based compensation expense included in research and development	$0.1	$0.2	$(0.1)	(50.0)%
          Included in research and development expenses for the second quarter of 2009 was a $3.0 million payment to Perrigo related to a development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the second quarter of 2010 were $7.2 million, as compared to $7.9 million during the second quarter of 2009. The decrease was primarily due amortization expense related to intangible assets related to Medicis Pediatrics, Inc., which was sold to BioMarin Pharmaceutical Inc. during the second quarter of 2009, not being incurred during the second quarter of 2010.
Interest and Investment Income
          Interest and investment income during the second quarter of 2010 decreased $1.4 million, or 63.9%, to $0.8 million from $2.2 million during the second quarter of 2009, due to a decrease in the interest rates achieved by our invested funds during the second quarter of 2010.
Interest Expense
          Interest expense during the second quarter of 2010 and the second quarter of 2009 was $1.1 million. Our interest expense during the second quarter of 2010 and 2009 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. See Note 11 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Other Income, net
          Other income, net, of $2.2 million recognized during the second quarter of 2009 primarily represented the $2.2 million gain on the sale of Medicis Pediatrics to BioMarin that closed during June 2009.
Income Tax Expense
          Our effective tax rate for the second quarter of 2010 was 37.7%, as compared to 60.9% for the second quarter of 2009. The effective tax rate for the second quarter of 2009 reflects a $9.0 million discrete tax expense due to the taxable gain on the sale of Medicis Pediatrics. Excluding this discrete tax expense (and the associated accounting gain of $2.2 million), the effective tax rate for the second quarter of 2009 was 40.5%.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Net Revenues
          The following table sets forth our net revenues for the six months ended June 30, 2010 (the “2010 six months”) and June 30, 2009 (the “2009 six months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2010 Six	2009 Six
	Months	Months	$ Change	% Change

Net product revenues	$336.7	$235.3	$101.4	43.1%
Net contract revenues	3.8	5.8	(2.0)	(34.5)%

Total net revenues	$340.5	$241.1	$99.4	41.2%

	2010 Six	2009 Six
	Months	Months	$ Change	% Change

Acne and acne-related dermatological products	$245.0	$160.6	$84.4	52.6%
Non-acne dermatological products	75.2	60.6	14.6	24.1%
Non-dermatological products (including contract revenues)	20.3	19.9	0.4	2.0%

Total net revenues	$340.5	$241.1	$99.4	41.2%

	2010 Six	2009 Six
	Months	Months	Change

Acne and acne-related dermatological products	71.9%	66.7%	5.2%
Non-acne dermatological products	22.1%	25.1%	(3.0)%
Non-dermatological products (including contract revenues)	6.0%	8.2%	(2.2)%

Total net revenues	100.0%	100.0%	—%

          Net revenues associated with our acne and acne-related dermatological products increased by $84.4 million, or 52.6%, during the 2010 six months as compared to the 2009 six months primarily as a result of increased sales of SOLODYN® and ZIANA®, both of which generated strong prescription growth. Net revenues of SOLODYN® during the 2009 six months were negatively impacted by the unauthorized one-day launch of Teva’s generic SOLODYN® product units that were sold into the distribution channel prior to the consummation of a Settlement Agreement with us on March 18, 2009. These units caused wholesalers to reduce ordering levels of SOLODYN® and caused us to increase our reserves for sales returns and consumer rebates during the first quarter of 2009. In addition, during the third quarter of 2009 we launched new 65mg and 115mg strengths of SOLODYN® after they were approved by the FDA.
          Net revenues associated with our non-acne dermatological products increased by $14.6 million, or 24.1% during the 2010 six months as compared to the 2009 six months, primarily due to sales of DYSPORT®, which was launched in June 2009, and increased sales of RESTYLANE®. RESTYLANE-LTM and PERLANE-LTM were launched during February 2010 following FDA approval on January 29, 2010. Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues during the 2010 six months as compared to the 2009 six months, primarily due to the $84.4 million increase in our acne and acne-related dermatological products. Beginning in the second quarter of 2009, as a result of certain modifications made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products RESTYLANE®, PERLANE® and DYSPORT®, we began recognizing revenue on these products upon the shipment from McKesson to physicians. As a result, aesthetic product net revenues were negatively impacted during the first quarter of 2009 in anticipation of this change in revenue recognition.
          Net revenues associated with our non-dermatological products increased by $0.4 million, or 2.0%, during the 2010 six months as compared to the 2009 six months primarily due to an increase in sales of BUPHENYL®.
Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the 2010 six months and 2009 six months was approximately $10.7 million and $11.7 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the 2010 six months and 2009 six months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2010 Six	2009 Six
	Months	Months	$ Change	% Change

Gross profit	$308.3	$218.6	$89.7	41.0%
% of net revenues	90.5%	90.7%
          The increase in gross profit during the 2010 six months as compared to the 2009 six months is primarily due to the $99.4 million increase in net revenues. Gross profit as a percentage of net revenues was 90.5% during the 2010 six months, as compared to 90.7% during 2009 six months. Net revenues of SOLODYN®, a high gross margin product, increased during the 2010 six months as compared to the 2009 six months, while net revenues of other products, which have lower gross margins, also increased.
Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the 2010 six months and 2009 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2010 Six	2009 Six
	Months	Months	$ Change	% Change

Selling, general and administrative	$156.8	$142.1	$14.7	10.3%
% of net revenues	46.1%	58.9%
Share-based compensation expense included in selling, general and administrative expense	$5.2	$8.5	$(3.3)	(38.8)%
          Selling, general and administrative expenses increased $14.7 million, or 10.3%, during the 2010 six months as compared to the 2009 six months, but decreased as a percentage of net revenues from 58.9% during the 2009 six months to 46.1% during the 2010 six months. Included in this increase was a $6.5 million increase in personnel costs, primarily due to the effect of the annual salary increase that occurred during February 2010 and $2.9 million of severance expense related to the departure of an executive employee, a $4.9 million increase in promotion expenses, primarily related to the promotion of DYSPORT® and an increase of $3.3 million of other selling, general and administrative costs. The decrease of selling, general and administrative expenses as a percentage of net revenues during the 2010 six months as compared to the 2009 six months was primarily due to the $99.4 million increase in net revenues.

Research and Development Expenses
          The following table sets forth our research and development expenses for the 2010 six months and 2009 six months (dollar amounts in millions):

	2010 Six	2009 Six
	Months	Months	$ Change	% Change

Research and development	$20.7	$25.3	$(4.6)	(18.2)%
Charges included in research and development	$—	$8.0	$(8.0)	(100.0)%
Share-based compensation expense included in research and development	$0.2	$0.4	$(0.2)	(50.0)%
          Included in research and development expenses for the 2009 six months was a $5.0 million milestone payment to Impax related to a development agreement and a $3.0 million payment to Perrigo related to a development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the 2010 six months were $14.3 million, as compared to $15.1 million during the 2009 six months. An increase related to amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORT®, which was capitalized as an intangible asset, was offset by the amortization expense related to intangible assets related to Medicis Pediatrics, Inc., which was sold to BioMarin Pharmaceutical Inc. during the second quarter of 2009, not being incurred during the 2010 six months.
Interest and Investment Income
          Interest and investment income during the 2010 six months decreased $2.7 million, or 58.2%, to $1.9 million from $4.6 million during the 2009 six months, due to a decrease in the interest rates achieved by our invested funds during the 2010 six months.
Interest Expense
          Interest expense during the 2010 six months and the 2009 six months was $2.1 million. Our interest expense during the 2010 six months and 2009 six months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. See Note 11 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Other Expense, net
          Other expense of $0.3 million recognized during the 2010 six months represented an other-than-temporary impairment on an asset-backed security investment.
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

Income Tax Expense
          Our effective tax rate for the 2010 six months was 38.1%, as compared to 58.0% for the 2009 six months. The effective tax rate for the 2009 six months reflects a $1.4 million discrete tax benefit recognized due to statute closures and a $9.0 million discrete tax expense due to the taxable gain on the sale of Medicis Pediatrics. Excluding this discrete tax benefit and this discrete tax expense (and the associated accounting gain of $2.2 million), the effective tax rate for the 2009 six months was 40.5%.

Liquidity and Capital Resources
Overview
          The following table highlights selected cash flow components for the 2010 six months and 2009 six months, and selected balance sheet components as of June 30, 2010 and December 31, 2009 (dollar amounts in millions):

	2010 Six	2009 Six
	Months	Months	$ Change	% Change

Cash provided by (used in):
Operating activities	$59.1	$51.0	$8.1	15.9%
Investing activities	(166.4)	(5.8)	(160.6)	2,769.0%
Financing activities	(3.5)	2.3	(5.8)	(252.2)%

	June 30, 2010	Dec. 31, 2009	$ Change	% Change

Cash, cash equivalents, and short-term investments	$543.5	$528.3	$15.2	2.9%
Working capital	488.5	434.6	53.9	12.4%
Long-term investments	61.0	25.5	35.5	139.2%
2.5% contingent convertible senior notes due 2032	169.1	169.1	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%
Working Capital
          Working capital as of June 30, 2010 and December 31, 2009, consisted of the following (dollar amounts in millions):

	June 30, 2010	Dec. 31, 2009	$ Change	% Change

Cash, cash equivalents, and short-term investments	$543.5	$528.3	$15.2	2.9%
Accounts receivable, net	136.9	95.2	41.7	43.8%
Inventories, net	37.2	26.0	11.2	43.1%
Deferred tax assets, net	67.3	66.3	1.0	1.5%
Other current assets	20.4	16.5	3.9	23.6%

Total current assets	805.3	732.3	73.0	10.0%

Accounts payable	58.6	44.2	14.4	32.6%
Reserve for sales returns	49.2	48.1	1.1	2.3%
Accrued consumer rebate and loyalty programs	90.4	73.3	17.1	23.3%
Managed care and Medicaid reserves	44.4	47.1	(2.7)	(5.7)%
Income taxes payable	2.7	16.7	(14.0)	(83.8)%
Other current liabilities	71.5	68.3	3.2	4.7%

Total current liabilities	316.8	297.7	19.1	6.4%

Working capital	$488.5	$434.6	$53.9	12.4%

          We had cash, cash equivalents and short-term investments of $543.5 million and working capital of $488.5 million at June 30, 2010, as compared to $528.3 million and $434.6 million, respectively, at December 31, 2009. The increases were primarily due to the generation of $59.1 million of operating cash flow during the 2010 six months.
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
          As of June 30, 2010, our short-term investments included $24.2 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During the first six months of 2010, we liquidated $3.3 million of our auction rate floating securities at par.
Operating Activities
          Net cash provided by operating activities during the 2010 six months was approximately $59.1 million, compared to cash provided by operating activities of approximately $51.0 million during the 2009 six months. The following is a summary of the primary components of cash provided by operating activities during the 2010 six months and 2009 six months (in millions):

	2010 Six	2009 Six
	Months	Months

Income taxes paid	(47.7)	(3.6)
Payment made to IMPAX related to development agreement	—	(5.0)
Payment made to Perrigo related to development agreement	—	(3.0)
Other cash provided by operating activities	106.8	62.6

Cash provided by operating activities	$59.1	$51.0

Investing Activities
          Net cash used in investing activities during the 2010 six months was approximately $166.4 million, compared to net cash used in investing activities during the 2009 six months of $5.8 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective quarters. During the 2009 six months, we paid $75.0 million to Ipsen upon the FDA’s approval of DYSPORT®, and we received $70.3 million upon the sale of Medicis Pediatrics to BioMarin, which closed in June 2009.
Financing Activities
          Net cash used in financing activities during the 2010 six months was $3.5 million, compared to net cash provided by financing activities of $2.3 million during the 2009 six months. Proceeds from the exercise of stock options were $2.2 million during the 2010 six months compared to $6.8 million during the 2009 six months. Dividends paid during the 2010 six months were $6.0 million, and dividends paid during the 2009 six months were $4.7 million.
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
          Except for the New Notes and Old Notes, we had only $8.0 million of long-term liabilities at June 30, 2010, and we had $316.8 million of current liabilities at June 30, 2010. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
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
          As of June 30, 2010, approximately $1.1 million of lease exit costs remain accrued and are expected to be paid by December 2010, all of which is classified in other current liabilities. Although we no longer use the facilities, the lease exit cost accrual has not been offset by an adjustment for estimated sublease rentals. After considering sublease market information as well as factors specific to the lease, we concluded it was probable we would be unable to reasonably obtain sublease rentals for the prior headquarters and therefore we would not be subleased for the remaining lease term. We will continue to monitor the sublease market conditions and reassess the impact on the lease exit cost accrual.
          The following is a summary of the activity in the liability for lease exit costs for the six months ended June 30, 2010:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2009	to Expense	Made	from Sublease	June 30, 2010
Lease exit costs liability	$2,063,677	$58,664	$(1,069,056)	$—	$1,053,285

Dividends
          We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $52.6 million on our common stock. In addition, on June 9, 2010, we announced that our Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of common stock payable on July 30, 2010, to our stockholders of record at the close of business on July 1, 2010. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
          We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $24.2 million at June 30, 2010. These securities were included in long-term investments at June 30, 2010. We also utilize unobservable (Level 3) inputs to value our investment in Hyperion Therapeutics, Inc.
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
          In November 2008, we entered into a settlement agreement with the broker through which we purchased auction rate floating securities. The settlement agreement provides us with the right to put an auction rate floating security currently held by us back to the broker beginning on June 30, 2010. At June 30, 2010 and December 31, 2009, we held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. We elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments, and adjusted the put option to fair value. We reclassified this auction rate floating security from available-for-sale to trading securities as of December 31, 2008, and future changes in fair value related to this investment and the related put right will be recorded in earnings. This auction rate floating security was settled at par on July 1, 2010.
Off-Balance Sheet Arrangements
          As of June 30, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2009. There were no new significant accounting estimates in the second quarter of 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements
          In October 2009, the FASB approved for issuance Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently assessing what impact, if any, the updated guidance will have on our results of operations and financial condition.
          In March 2010, the FASB approved for issuance ASU No. 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The updated guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions, and is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing what impact, if any, the updated guidance will have on our results of operations and financial condition.
Forward Looking Statements
          This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the FDA approvals of Prevelle® Silk, Radiesse®, Sculptra®, Artefill®, Hydrelle™, Juvéderm® Ultra and Juvéderm® Ultra Plus, competitors to RESTYLANE® and PERLANE®, VELTINTM, a competitor to ZIANA®, a generic form of our DYNACIN® Tablets product, generic forms of our LOPROX® TS, LOPROX® Cream, LOPROX® Gel and LOPROX® Shampoo products, and potential generic forms of our TRIAZ®, PLEXION®, SOLODYN® or VANOS® products;
•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;
•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;
•	the speed with which regulatory authorizations and product launches may be achieved;
•	changes in the FDA’s position on the safety or effectiveness of our products;
•	changes in our product mix;
•	the anticipated size of the markets and demand for our products;
•	changes in prescription levels;

•	the impact of acquisitions, divestitures and other significant corporate transactions, including our acquisition of LipoSonix;
•	risks associated with realizing all of the anticipated benefits of our acquisition of LipoSonix;
•	the effect of economic changes generally and in hurricane-effected areas;
•	manufacturing or supply interruptions;
•	importation of other dermal filler or botulinum toxin products, including the unauthorized distribution of products approved in countries neighboring the U.S.;
•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons, including prescription levels;
•	the ability to successfully market both new products, including DYSPORT®, and existing products;
•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;
•	the availability of product supply or changes in the cost of raw materials;
•	the ability to compete against generic and other branded products;
•	trends toward managed care and health care cost containment;
•	inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;
•	possible introduction of generic versions of our products, including SOLODYN®;
•	possible federal and/or state legislation or regulatory action affecting, among other things, the Company’s ability to enter into agreements with companies introducing generic versions of the Company’s products as well as pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;
•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);
•	changes in U.S. generally accepted accounting principles;
•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;
•	access to available and feasible financing on a timely basis;
•	the availability of product acquisition or in-licensing opportunities;
•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;
•	the risks and uncertainties associated with obtaining necessary FDA approvals, including for the LIPOSONIXTM system;
•	the inability to obtain required regulatory approvals for any of our pipeline products;
•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;
•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products, and our ability to accurately forecast our financial performance as a result;
•	failure to comply with our corporate integrity agreement, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and
•	the inability to successfully integrate newly-acquired entities, such as LipoSonix.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of June 30, 2010, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures
          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
          During the three months ended June 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
          The information set forth under Note 16 in our accompanying condensed consolidated financial statements, included in Part I, Item I of this Report, is incorporated herein by reference.
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

Item 6. Exhibits

Exhibit 3.1	Amended and Restated By-Laws of the Company(1)

Exhibit 10.1+*	License and Settlement Agreement, dated May 4, 2010, among the Company, Ranbaxy Inc. and Ranbaxy Laboratories Limited.

Exhibit 10.2+	Settlement Agreement and Release, dated June 15, 2010, between the Company and Joseph P. Cooper.

Exhibit 10.3+	First Amendment to Amended and Restated Employment Agreement, dated June 15, 2010, between the Company and Jason D. Hanson.

Exhibit 10.4+	First Amendment to Employment Agreement, dated June 15, 2010, between the Company and Richard D. Peterson.

Exhibit 10.5+	First Amendment to Amended and Restated Employment Agreement, dated June 15, 2010, between the Company and Mark A. Prygocki.

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101+**	The following financial information from Medicis Pharmaceutical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Statements of Income for each of the three-month and six-month periods ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2010 and 2009, and (iv) the Notes to the Condensed Consolidated Financial Statements.

+	Filed herewith

(1)	Filed as Exhibit 3.1 to Form 8-K on June 18, 2010 and incorporated herein by reference.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: August 9, 2010	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)