Form 10-Q
period 2010-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2010-11-09
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2010
Class A Common Stock $.014 Par Value	60,625,526 (a)
(a) includes 1,795,959 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Page
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3 Quantitative and Qualitative Disclosures About Market Risk	49

Item 4 Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	50

Item 1A Risk Factors	50

Item 6 Exhibits	51

SIGNATURES	52
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information

Item 1.	Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,778	$209,051
Short-term investments	437,952	319,229
Accounts receivable, net	143,566	95,222
Inventories, net	38,958	25,985
Deferred tax assets, net	66,046	66,321
Other current assets	22,963	16,525

Total current assets	921,263	732,333

Property and equipment, net	26,445	25,247
Net intangible assets	208,591	227,840
Goodwill	92,390	93,282
Deferred tax assets, net	42,576	64,947
Long-term investments	21,956	25,524
Other assets	3,025	3,025

	$1,316,246	$1,172,198

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$49,964	$44,183
Reserve for sales returns	57,407	48,062
Accrued consumer rebates and loyalty programs	98,440	73,311
Managed care and Medicaid reserves	50,588	47,078
Income taxes payable	3,132	16,679
Other current liabilities	78,790	68,381

Total current liabilities	338,321	297,694

Long-term liabilities:
Contingent convertible senior notes	169,326	169,326
Other liabilities	7,040	9,919

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; issued and outstanding: none	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 71,709,365 and 70,732,409 at September 30, 2010 and December 31, 2009, respectively	993	985
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	709,745	690,497
Accumulated other comprehensive loss	(1,961)	(3,814)
Accumulated earnings	440,459	351,842
Less: Treasury stock, 12,896,954 and 12,749,261 shares at cost at September 30, 2010 and December 31, 2009, respectively	(347,677)	(344,251)

Total stockholders’ equity	801,559	695,259

	$1,316,246	$1,172,198

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net product revenues	$174,799	$150,311	$511,522	$385,605
Net contract revenues	2,515	1,500	6,327	7,270

Net revenues	177,314	151,811	517,849	392,875

Cost of product revenues (1)	18,029	13,540	50,312	36,053

Gross profit	159,285	138,271	467,537	356,822

Operating expenses:
Selling, general and administrative (2)	83,288	71,936	240,110	214,014
Research and development (3)	12,415	27,405	33,090	52,752
Depreciation and amortization	7,248	7,112	21,540	22,189
Impairment of intangible assets	2,293	—	2,293	—

Operating income	54,041	31,818	170,504	67,867

Interest and investment income	(1,061)	(1,542)	(3,001)	(6,187)
Interest expense	1,058	1,058	3,177	3,170
Other (income) expense, net	—	(1,492)	257	(862)

Income before income tax expense	54,044	33,794	170,071	71,746

Income tax expense	26,466	12,646	70,624	34,677

Net income	$27,578	$21,148	$99,447	$37,069

Basic net income per share	$0.46	$0.36	$1.65	$0.63

Diluted net income per share	$0.42	$0.33	$1.52	$0.60

Cash dividend declared per common share	$0.06	$0.04	$0.18	$0.12

Common shares used in calculating:
Basic net income per share	58,509	57,476	58,278	57,101

Diluted net income per share	64,687	63,317	64,437	63,028

(1) amounts exclude amortization of intangible assets related to acquired products	$5,351	$5,351	$16,054	$17,027
(2) amounts include share-based compensation expense	$7,888	$4,373	$13,049	$12,892
(3) amounts include share-based compensation expense	$847	$306	$1,070	$674
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Operating Activities:
Net income	$99,447	$37,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,540	22,189
Impairment of intangible assets	2,293	—
Gain on sale of product rights	—	(350)
Gain on sale of Medicis Pediatrics	—	(2,915)
Adjustment of impairment of available-for-sale investments	260	(33)
Charge reducing value of investment in Revance	—	2,886
Loss (gain) on sale of available-for-sale investments, net	910	(1,562)
Share-based compensation expense	14,119	13,566
Deferred income tax expense (benefit)	21,653	(2,506)
Tax expense from exercise of stock options and vesting of restricted stock awards	(869)	(1,058)
Excess tax benefits from share-based payment arrangements	(369)	(218)
Increase in provision for sales discounts and chargebacks	1,221	348
Accretion (amortization) of premium/(discount) on investments	2,833	2,383
Changes in operating assets and liabilities:
Accounts receivable	(49,565)	(8,067)
Inventories	(12,973)	(2,423)
Other current assets	(6,440)	(1,981)
Accounts payable	5,781	4,230
Reserve for sales returns	9,345	(6,188)
Income taxes payable	(12,656)	11,191
Other current liabilities	27,273	74,960
Other liabilities	(2,879)	(4,085)

Net cash provided by operating activities	120,924	137,436

Investing Activities:
Purchase of property and equipment	(5,782)	(4,575)
Payments for purchase of product rights	—	(74,914)
Proceeds from sale of product rights	—	350
Proceeds from sale of Medicis Pediatrics	—	70,294
Purchase of available-for-sale investments	(315,023)	(244,963)
Sale of available-for-sale investments	104,136	104,716
Maturity of available-for-sale investments	94,475	177,723

Net cash (used in) provided by investing activities	(122,194)	28,631

Financing Activities:
Payment of dividends	(9,588)	(7,036)
Excess tax benefits from share-based payment arrangements	369	218
Proceeds from the exercise of stock options	13,114	7,985

Net cash provided by financing activities	3,895	1,167

Effect of exchange rate on cash and cash equivalents	102	(102)

Net increase in cash and cash equivalents	2,727	167,132
Cash and cash equivalents at beginning of period	209,051	86,450

Cash and cash equivalents at end of period	$211,778	$253,582

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
2. SHARE-BASED COMPENSATION
Stock Option and Restricted Stock Awards
     At September 30, 2010, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. Stock option awards granted from these plans are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2010, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2010, was approximately $1.3 million and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

     A summary of stock option activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Balance at December 31, 2009	9,253,847	$29.24

Granted	153,295	$23.33
Exercised	(578,819)	$22.66
Terminated/expired	(2,120,965)	$28.64

Balance at September 30, 2010	6,707,358	$29.86	2.9	$16,146,134

     The intrinsic value of options exercised during the nine months ended September 30, 2010, was $2,631,781. Options exercisable under the Company’s share-based compensation plans at September 30, 2010, were 6,514,999, with a weighted average exercise price of $30.12, a weighted average remaining contractual term of 2.8 years, and an aggregate intrinsic value of $14,466,936.
     A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of September 30, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding, net of expected forfeitures	6,282,737	$29.94	2.9	$14,656,206
Exercisable, net of expected forfeitures	6,113,498	$30.18	2.8	$13,251,823
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
	September 30, 2010	September 30, 2009

Expected dividend yield	1.02% to 1.06%	0.34% to 1.01%
Expected stock price volatility	0.33	0.45 to 0.46
Risk-free interest rate	2.82% to 3.04%	2.18% to 2.76%
Expected life of options	7.0 Years	7.0 Years
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
     The weighted average fair value of stock options granted during the nine months ended September 30, 2010 and 2009, was $8.28 and $6.44, respectively.

     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. During the nine months ended September 30, 2010, 511,235 shares of restricted stock were granted to certain employees. Share-based compensation expense related to all restricted stock awards outstanding during the three months ended September 30, 2010 and 2009, was approximately $2.5 million and $2.2 million, respectively. Share-based compensation expense related to all restricted stock awards outstanding during the nine months ended September 30, 2010 and 2009, was approximately $5.9 million and $6.4 million, respectively. As of September 30, 2010, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2010, was approximately $27.0 million, and the related weighted average period over which it is expected to be recognized is approximately 2.9 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2010, is as follows:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2009	1,915,469	$17.12

Granted	511,235	$22.69
Vested	(398,894)	$19.48
Forfeited	(231,557)	$19.07

Nonvested at September 30, 2010	1,796,253	$17.93

     The total fair value of restricted shares vested during the nine months ended September 30, 2010 and 2009, was approximately $7.8 million and $5.0 million, respectively.
Stock Appreciation Rights
     During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SARs is expensed over the service period of the employees receiving the grants, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. Share-based compensation expense related to SARs during the three months ended September 30, 2010 and 2009, was approximately $5.9 million and $1.7 million, respectively. Share-based compensation expense related to SARs during the nine months ended September 30, 2010 and 2009, was approximately $7.1 million and $2.9 million, respectively. As of September 30, 2010, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to September 30, 2010, based on the remeasurement at September 30, 2010, was approximately $35.7 million, and the related weighted average period over which it is expected to be recognized is approximately 3.8 years.

     The fair value of each SAR was estimated on the date of the grant, and was remeasured at quarter-end, using the Black-Scholes option pricing model with the following assumptions:

	SARs Granted During	SARs Granted During
	the	the	Remeasurement
	Nine Months Ended	Nine Months Ended	as of
	September 30, 2010	September 30, 2009	September 30, 2010

Expected dividend yield	0.89% to 1.06%	0.35% to 1.01%	0.81%
Expected stock price volatility	0.32 to 0.33	0.45 to 0.46	0.32
Risk-free interest rate	2.06% to 3.07%	2.18% to 2.76%	1.91%
Expected life of SARs	7.0 Years	7.0 Years	5.4 to 6.9 Years
     The weighted average fair value of SARs granted during the nine months ended September 30, 2010 and 2009, as of the respective grant dates, was $8.16 and $5.33, respectively. The weighted average fair value of all SARs outstanding as of the remeasurement date of September 30, 2010 was $15.63.
     A summary of SARs activity for the nine months ended September 30, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value

Balance at December 31, 2009	1,916,156	$11.40

Granted	1,432,096	$22.91
Exercised	(86,650)	$11.30
Terminated/expired	(235,819)	$13.25

Balance at September 30, 2010	3,025,783	$16.70	5.9	$39,168,990

     The intrinsic value of SARs exercised during the nine months ended September 30, 2010, was $1,150,320.
     As of September 30, 2010, 100,675 SARs were exercisable, with a weighted average exercise price of $11.29, a weighted average remaining contractual term of 5.4 years, and an aggregate intrinsic value of $1,848,170.
3. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At September 30, 2010, the Company has recorded the estimated fair value of available-for-sale securities in short-term and long-term investments of approximately $438.0 million and $22.0 million, respectively.

     Available-for-sale securities consist of the following at September 30, 2010 (amounts in thousands):

	September 30, 2010
				Other-Than-
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$119,648	$630	$(16)	$—	$120,262
Federal agency notes and bonds	316,061	1,312	(6)	—	317,367
Auction rate floating securities	29,200	—	(7,244)	—	21,956
Asset-backed securities	321	2	—	—	323

Total securities	$465,230	$1,944	$(7,266)	$—	$459,908

     During the three and nine months ended September 30, 2010, no gross realized gains on sales of available-for-sale securities were recognized. During the three and nine months ended September 30, 2010, $0.2 million and $0.7 million, respectively, of gross realized losses were recognized. Gross unrealized gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three and nine months ended September 30, 2010, on available-for-sale securities included in stockholders’ equity totaled $0.7 million and $1.6 million, respectively. The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2010, by maturity, are shown below (amounts in thousands):

	September 30, 2010
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$265,018	$265,822
Due after one year through five years	171,012	172,130
Due after 10 years	29,200	21,956

	$465,230	$459,908

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At September 30, 2010, approximately $22.0 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
     As of September 30, 2010, the Company’s investments included auction rate floating securities with a fair value of $22.0 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008, 2009 and 2010 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.
     In November 2008, the Company entered into a settlement agreement with the broker through which the Company purchased auction rate floating securities. The settlement agreement provided the Company with the right to put an auction rate floating security held by the Company back to the broker beginning on June 30, 2010. At June 30,

2010 and December 31, 2009, the Company held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. At inception, the Company elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments, and accordingly adjusted the put option to fair value at each reporting date. Concurrent with the execution of the settlement agreement, the Company reclassified this auction rate floating security from available-for-sale to trading securities. This auction rate floating security was settled at par on July 1, 2010.
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
     The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$17,259	$16	$—	$—
Federal agency notes and bonds	6,037	5	—	—
Auction rate floating securities	—	—	21,956	7,243

Total securities	$23,296	$21	$21,956	$7,243

     As of September 30, 2010, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.
4. FAIR VALUE MEASUREMENTS
     As of September 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the Company’s investment in Hyperion Therapeutics, Inc. (“Hyperion”).
     The Company has invested in auction rate floating securities, which are classified as available-for-sale or trading securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 3). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of September 30, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at September 30, 2010, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Sept. 30, 2010	(Level 1)	(Level 2)	(Level 3)

Corporate notes and bonds	$120,262	$120,262	$—	$—
Federal agency notes and bonds	317,367	317,367	—	—
Auction rate floating securities	21,956	—	—	21,956
Asset-backed securities	323	323	—	—
Investment in Hyperion	2,375	—	—	2,375

Total assets measured at fair value	$462,283	$437,952	$—	$24,331

     The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 (in thousands):

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Auction
	Rate	Investment
	Floating	in
	Securities	Hyperion

Balance at June 30, 2010	$24,175	$2,375
Total gains (losses) included in other expense, net	—	—
Total gains included in other comprehensive income	306	—
Purchases and settlements, net	(2,525)	—

Balance at September 30, 2010	$21,956	$2,375

	Fair Value Measurements
	Using Significant Unobservable
	Inputs (Level 3)
	Auction
	Rate	Investment
	Floating	in
	Securities	Hyperion

Balance at December 31, 2009	$26,821	$2,375
Total gains (losses) included in other expense, net	—	—
Total gains included in other comprehensive income	935	—
Purchases and settlements, net	(5,800)	—

Balance at September 30, 2010	$21,956	$2,375

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
     As a result of the BioMarin Option Closing, the Company recognized a pretax gain of $2.2 million during the three months ended June 30, 2009, which is included in other (income) expense, net, in the condensed consolidated statements of income. The $2.2 million pretax gain is net of approximately $0.7 million of professional fees related to the transaction. Because of the difference between the Company’s book and tax basis of goodwill in Medicis Pediatrics, the transaction resulted in a $24.8 million gain for income tax purposes, and, accordingly, the Company recorded a $9.0 million income tax provision related to this transaction during the three months ended June 30, 2009, which is included in income tax expense for the nine months ended September 30, 2009 in the condensed consolidated statements of income.
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
     The Company estimated the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric was available for these purposes (such as the completion of an equity financing by Revance). During the three months ended March 31, 2009, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach. Such amount was recognized in other (income) expense. As a result of this reduction, the Company’s investment in Revance as of March 31, 2009 was $0. As of September 30, 2010, the Company’s investment in Revance related to this transaction was $0.
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

7. RESEARCH AND DEVELOPMENT
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
     Research and development expense for the three and nine months ended September 30, 2010 and 2009 are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Ongoing research and development costs	$6,568	$10,099	$27,020	$27,078
Payments related to strategic collaborations	5,000	17,000	5,000	25,000
Share-based compensation expense	847	306	1,070	674

Total research and development	$12,415	$27,405	$33,090	$52,752

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
•	the Company granted Perrigo, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products; and

•	when Perrigo does commercialize generic versions of VANOS® products, Perrigo will pay the Company a royalty based on sales of such generic products.
          Pursuant to the Perrigo Joint Development Agreement, subject to the terms and conditions contained therein:
•	the Company and Perrigo will collaborate to develop a novel proprietary product;
•	the Company has the sole right to commercialize the novel proprietary product;
•	if and when a NDA for a novel proprietary product is submitted to the U.S. Food and Drug Administration (“FDA”), the Company and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to the Company all of the Company’s novel proprietary product requirements in the U.S.;

•	the Company made an up-front $3.0 million payment to Perrigo and will make additional payments to Perrigo of up to $5.0 million upon the achievement of certain development, regulatory and commercialization milestones; and

•	the Company will pay to Perrigo royalty payments on sales of the novel proprietary product.
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
     Impax
     On November 26, 2008, the Company entered into a Joint Development Agreement with Impax Laboratories, Inc. (“Impax”). Under the Joint Development Agreement, the Company and Impax will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under terms of the agreement, the Company made an initial payment of $40.0 million upon execution of the agreement, which was recognized as research and development expense during 2008. In accordance with terms of the agreement, during the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, the Company paid Impax $5.0 million, $5.0 million and $2.0 million, respectively, upon the achievement of three separate clinical milestones, which were recognized as research and development expense during the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, respectively. In addition, the Company will be required to pay up to $11.0 million upon successful completion of certain other clinical and commercial milestones. The Company will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by the Company upon approval by the FDA. The Company will share equally in the gross profit of the other four development products if and when they are commercialized by Impax upon approval by the FDA.
9. IMPAIRMENT OF INTANGIBLE ASSETS
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
     During the quarter ended September 30, 2010, an intangible asset related to certain of the Company’s non-primary products was determined to be impaired based on the Company’s analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $2.3 million related to this intangible asset.
     Factors affecting the future cash flows of the non-primary products related to the intangible asset include the planned discontinuation of the products, which are not significant components of the Company’s operations.
     In addition, as a result of the impairment analysis, the remaining amortizable life of the intangible asset was reduced to five months. The intangible asset will become fully amortized by February 28, 2011. The net impact on amortization expense as a result of the write-down of the carrying value of the intangible asset and the reduction of its amortizable life is an increase in quarterly amortization expense of approximately $0.3 million.
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

     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Acne and acne-related dermatological products	$118,507	$106,820	$363,483	$267,458
Non-acne dermatological products	49,499	35,497	124,767	96,070
Non-dermatological products	9,308	9,494	29,599	29,347

Total net revenues	$177,314	$151,811	$517,849	$392,875

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Acne and acne-related dermatological products	67%	70%	70%	68%
Non-acne dermatological products	28	24	24	25
Non-dermatological products	5	6	6	7

Total net revenues	100%	100%	100%	100%

11. INVENTORIES
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
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of September 30, 2010 and December 31, 2009, there were $0 and $0.3 million, respectively, of costs capitalized into inventory for products that had not yet received regulatory approval.
     Inventories are as follows (amounts in thousands):

	September 30, 2010	December 31, 2009

Raw materials	$15,091	$7,472
Work-in-process	4,892	3,660
Finished goods	25,121	21,087
Valuation reserve	(6,146)	(6,234)

Total inventories	$38,958	$25,985

     Selling, general and administrative costs capitalized into inventory during the three months ended September 30, 2010 and 2009 were $0.4 million and $0.3 million, respectively. Selling, general and administrative costs capitalized into inventory during the nine months ended September 30, 2010 and 2009 was $1.2 million and $1.0 million, respectively. Selling, general and administrative expenses included in inventory as of September 30, 2010 and December 31, 2009 were $1.7 million and $1.2 million, respectively.

12. OTHER CURRENT LIABILITIES
     Other current liabilities are as follows (amounts in thousands):

	September 30, 2010	December 31, 2009

Accrued incentives, including SARs liability	$33,176	$26,671
Deferred revenue	14,521	18,508
Other accrued expenses	31,093	23,202

	$78,790	$68,381

     Included in deferred revenue as of September 30, 2010 and December 31, 2009, were $7.3 million and $15.4 million, respectively, associated with the deferral of revenue of our aesthetics products, including RESTYLANE®, PERLANE® and DYSPORT®, until our exclusive U.S. distributor ships the product to physicians.
13. CONTINGENT CONVERTIBLE SENIOR NOTES
     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at September 30, 2010 or December 31, 2009. The Old Notes will mature on June 4, 2032.
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
     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at September 30, 2010 or December 31, 2009. The New Notes mature on June 4, 2033.
     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
     Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of September 30, 2010 and December 31, 2009.
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
     During the quarters ended September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
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
     At September 30, 2010, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At September 30, 2010, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
     During the three months ended September 30, 2010 and September 30, 2009, the Company made net tax payments of $14.7 million and $20.3 million, respectively. During the nine months ended September 30, 2010 and September 30, 2009, the Company made net tax payments of $62.4 million and $23.9 million, respectively.
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
     At September 30, 2010 and December 31, 2009, the Company had $2.3 million in unrecognized tax benefits, the recognition of which would have a favorable effect of $1.7 million on the Company’s effective tax rate. During the next twelve months, the Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.8 million due to normal statute closures.

     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $0.6 million for the payment of interest and penalties accrued (net of tax benefit) at September 30, 2010 and December 31, 2009.
15. DIVIDENDS DECLARED ON COMMON STOCK
     On September 15, 2010, the Company announced that its Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of the Company’s Class A common stock payable on October 29, 2010, to stockholders of record at the close of business on October 1, 2010. The $3.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2010. The Company has not adopted a dividend policy.
16. COMPREHENSIVE INCOME
     Total comprehensive income includes net income and other comprehensive income (loss), which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended September 30, 2010 and 2009, was $28.4 million and $20.3 million, respectively. Total comprehensive income for the nine months ended September 30, 2010 and 2009, was $101.3 million and $35.0 million, respectively.

17. NET INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
BASIC

Net income	$27,578	$21,148	$99,447	$37,069

Less: income allocated to participating securities	802	684	3,204	1,133

Net income available to common stockholders	26,776	20,464	96,243	35,936

Weighted average number of common shares outstanding	58,509	57,476	58,278	57,101

Basic net income per common share	$0.46	$0.36	$1.65	$0.63

DILUTED

Net income	$27,578	$21,148	$99,447	$37,069

Less: income allocated to participating securities	802	684	3,204	1,133

Net income available to common stockholders	26,776	20,464	96,243	35,936

Less:
Undistributed earnings allocated to unvested stockholders	(721)	(615)	(2,919)	(938)

Add:
Undistributed earnings re-allocated to unvested stockholders	717	615	2,903	937

Add:
Tax-effected interest expense and issue costs related to Old Notes	666	666	1,998	1,998
Tax-effected interest expense and issue costs related to New Notes	—	—	1	1

Net income assuming dilution	$27,438	$21,130	$98,226	$37,934

Weighted average number of common shares outstanding	58,509	57,476	58,278	57,101

Effect of dilutive securities:
Old Notes	5,823	5,823	5,823	5,823
New Notes	4	4	4	4
Stock options	351	14	332	100

Weighted average number of common shares assuming dilution	64,687	63,317	64,437	63,028

Diluted net income per common share	$0.42	$0.33	$1.52	$0.60

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
     The diluted net income per common share computation for the three and nine months ended September 30, 2010 excludes 7,511,980 and 8,554,224 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive. The diluted net income per common share computation for the three and nine months ended September 30, 2009 excludes 9,969,349 and 10,510,559 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive.
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
     As of September 30, 2010, approximately $0.5 million of lease exit costs remain accrued and are expected to be paid by December 2010, all of which is classified in other current liabilities. The facilities are no longer in use by the Company, and the Company has assumed there will be no sublease rentals, as the facilities have not been leased to date.
     The following is a summary of the activity in the liability for lease exit costs for the nine months ended September 30, 2010:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	Dec. 31, 2009	to Expense	Made	from Sublease	Sept. 30, 2010
Lease exit costs liability	$2,063,677	$71,262	$(1,603,584)	$—	$531,355
Legal Matters
     On January 13, 2009, the Company filed suit against Mylan Inc., Matrix Laboratories Limited and Matrix Laboratories Inc. (collectively “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of the Company’s U.S. Patent No. 5,908,838 (the “’838 Patent”) related to the Company’s acne medication SOLODYN® (minocycline HCl, USP) Extended Release Tablets by submitting to the FDA an ANDA for generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths. The relief requested by the Company included a request for a permanent injunction preventing Defendants from infringing the ’838 Patent by selling generic versions of SOLODYN®. The expiration date for the ’838 Patent is in 2018. On March 30, 2009, the Delaware Court dismissed the claims between the Company and Matrix Laboratories Inc. without prejudice, pursuant to a stipulation between Medicis and Matrix Laboratories Inc.

     On May 7, 2010, the Company received notice from Mylan Inc. that its majority owned subsidiary Matrix Laboratories Limited (“Matrix”) had filed an ANDA containing a Paragraph IV Patent Certification with the FDA for generic versions of SOLODYN® in 65mg and 115mg strengths. The Paragraph IV Certification alleged that the Company’s ’838 Patent is invalid and/or will not be infringed by Matrix’s manufacture, use or sale of the products for which the ANDA was submitted. On June 14, 2010, the Company filed suit against Mylan Inc. and Matrix in the United States District Court for the District of Delaware seeking an adjudication that Matrix had infringed one or more claims of the Company’s ’838 Patent by submitting to the FDA its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. The relief requested by the Company included a request for a permanent injunction preventing Matrix from infringing the ’838 Patent by selling generic versions of SOLODYN®. As a result of the filing of the suit, the Company believes that the ANDA could not be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the ’838 Patent is invalid or not infringed.
     On July 8, 2010, the Company amended its complaint against Mylan Inc. and Matrix in the United States District Court for the District of Delaware relating to Matrix’s filing of its ANDA for generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths. The Company amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 included in the Reexamination Certificate, as described below, for the ‘838 Patent.
     On July 22, 2010, the Company entered into a Settlement Agreement and a License Agreement (the “Mylan License Agreement”) with Mylan Inc. and certain of its affiliates, as applicable, including Matrix and Mylan Pharmaceuticals Inc. (collectively, “Mylan”). Pursuant to the agreements, the companies agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Mylan confirmed that the Company’s patents relating to SOLODYN® are valid and enforceable, and cover Mylan’s activities relating to Mylan’s generic versions of SOLODYN® under its ANDAs described above. Mylan also acknowledged that any prior sales of its generic versions of SOLODYN® were not authorized by the Company, and agreed to be permanently enjoined from any further distribution of generic versions of SOLODYN® except pursuant to the Mylan License Agreement as described below. The Company agreed to release Mylan from liability arising from any prior sales of its generic versions of SOLODYN® that were not authorized by the Company. Under the Mylan License Agreement, the Company granted to Mylan a license to make and sell its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to the Company commencing in November 2011, or earlier under certain conditions. The Company also granted to Mylan a license to make and sell generic versions of SOLODYN® in 65mg and 115mg strengths under the Company’s SOLODYN® intellectual property rights upon certain conditions, but not upon any specified date in the future. The Mylan License Agreement provides that Mylan will be required to pay the Company royalties based on sales of Mylan’s generic versions of SOLODYN® pursuant to the foregoing licenses. On July 23, 2010, the United States District Court for the District of Delaware entered a permanent injunction against any infringement of the ’838 patent.
     On October 8, 2009, the Company received a Paragraph IV Patent Certification from Lupin Ltd. (“Lupin”) advising that Lupin had filed an ANDA with the FDA for generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths. Lupin did not advise the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid. Lupin’s Paragraph IV Certification also alleges that the Company’s U.S. Patent Nos. 7,541,347 (the “’347 Patent”) and 7,544,373 (the “’373 Patent”) are not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the Lupin ANDA was submitted. On November 17, 2009, the Company filed suit against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting to the FDA an ANDA for generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths. The relief the Company requested includes a request for a permanent injunction preventing Lupin from infringing the ’838 Patent by selling generic versions of SOLODYN®. As a result of the filing of the suit, the Company believes that the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.
     On November 24, 2009, the Company received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 (“Lupin ANDA Supplement/Amendment I”) with the FDA for generic versions of SOLODYN® in 65mg strength. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid. Lupin’s Paragraph IV Certification also alleges that the Company’s ’347 Patent or ’373

Patent is not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the Lupin ANDA Supplement/Amendment I was submitted. On December 28, 2009, the Company amended its complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic versions of SOLODYN® in 65mg strength. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, the Company believes that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.
     On December 23, 2009, the Company received a Paragraph IV Patent Certification from Lupin, advising that Lupin has filed a supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 (“Lupin ANDA Supplement/Amendment II”) with the FDA for generic versions of SOLODYN® in 115mg strength. Lupin has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid. Lupin’s Paragraph IV Certification also alleges that the Company’s ’347 Patent or ’373 Patent is not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the Lupin ANDA Supplement/Amendment II was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, the Company believes that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On February 2, 2010, the Company amended its complaint against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA assigned ANDA #91-424 for generic versions of SOLODYN® in 65mg and 115mg strengths.
     On November 20, 2009, the Company received a Paragraph IV Patent Certification from Barr Laboratories, Inc. (“Barr”), advising that Barr has filed a supplement to an earlier filed ANDA #65-485 (“Barr ANDA Supplement”) with the FDA for generic versions of SOLODYN® in 65mg and 115mg strengths. Barr has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Barr has complied with FDA requirements for proving bioequivalence. Barr’s Paragraph IV Certification alleges that the Company’s ’838 Patent is invalid, unenforceable and/or will not be infringed by Barr’s manufacture, use, sale and/or importation of the products for which the Barr ANDA Supplement was submitted. On December 28, 2009, the Company filed suit against Barr and Teva Pharmaceuticals USA, Inc., (collectively “Barr/Teva USA”) in the United States District Court for the District of Maryland seeking an adjudication that Barr/Teva USA has infringed one or more claims of the ’838 Patent by submitting to the FDA the Barr ANDA Supplement for generic versions of SOLODYN®in 65mg and 115mg strengths. The relief the Company requested includes a request for a permanent injunction preventing Barr/Teva USA from infringing the ’838 Patent by selling generic versions of SOLODYN® in 65mg and 115mg strengths. As a result of the filing of the suit, the Company believes that the supplement to the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.
     A third party requested that the U.S. Patent and Trademark Office (“USPTO”) conduct an Ex Parte Reexamination of the ’838 Patent. The USPTO granted this request. In March 2009, the USPTO issued a non-final office action in the reexamination of the ’838 Patent. On May 13, 2009, the Company filed its response to the non-final office action with the USPTO, canceling certain claims and adding amended claims. On November 10, 2009, the USPTO issued a second non-final office action in the reexamination of the ’838 Patent. On January 8, 2010, the Company filed its response to the non-final office action with the USPTO. On March 17, 2010, the Company received a Notice of Intent to Issue a Reexamination Certificate issued by the USPTO in connection with the USPTO’s reexamination of the ’838 Patent. On June 1, 2010, the Company received the Ex Parte Reexamination Certificate (the “Reexamination Certificate”) from the USPTO. The Reexamination Certificate is directed to patentable claims 3, 4, 12, and 13, as well as new claims 19-34. The USPTO determined that the claims are patentable, including over all the cited prior art. Certain claims are the subject of patent infringement lawsuits filed by the Company in Maryland.
     On July 1, 2010, the Company amended its complaint against Lupin in the United States District Court for the District of Maryland relating to Lupin’s filing of its ANDA, and amendments or supplements thereto, for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. The Company amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 included in the Reexamination Certificate. The complaint seeks an adjudication that Lupin has infringed one or more claims of the ’838 Patent, including the new claims, by submitting the ANDA, and amendments or supplements thereto, to the FDA.
     On July 9, 2010, the Company amended its complaint against Barr/Teva USA in the United States District Court for the District of Maryland relating to Barr/Teva USA’s filing of its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. The Company amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 included in the Reexamination Certificate. The complaint seeks an adjudication that Barr/Teva USA has infringed one or more claims of the ’838 Patent, including the new claims, by submitting the ANDA, and amendments or supplements thereto, to the FDA.
     On September 17, 2010, the Company received an additional Paragraph IV Patent Certification from Lupin advising that Lupin has filed a supplement or amendment to its earlier filed ANDA #91-424 (“Lupin ANDA Supplement/Amendment III”) with the FDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Lupin’s Paragraph IV Certification alleges that the Company’s U.S. Patent No. 7,790,705 (the “’705 Patent”), which was issued to the Company by the USPTO on September 7, 2010, will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the Lupin ANDA Supplement/Amendment III was submitted. The expiration date for the ’705 Patent is in 2025 or later. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, the Company believes that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.
     On October 18, 2010, the Company amended its complaint against Lupin in the United States District Court for the District of Maryland relating to Lupin’s filing of its ANDA, and amendments or supplements thereto for generic versions of SOLODYN in 45mg, 65mg, 90mg, 115mg and 135mg strengths. On the same date, the Company amended its complaint against Barr in the United States District Court for the District of Maryland relating to Barr’s filing of its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. The Company amended the complaints to allege that Lupin and Barr have infringed one or more claims of the ’705 Patent by submitting their respective ANDAs and/or ANDA supplements to the FDA to obtain approval for the commercial manufacture, use, offer for sale, sale, or distribution in and/or importation into the United States of their generic versions of SOLODYN® for the treatment of acne before the expiration of the ’705 Patent.
     On November 26, 2008, the Company and Impax Laboratories, Inc. (“Impax”) entered into a Settlement and License Agreement (the “First Impax Settlement Agreement”) that terminated all legal disputes between them relating to SOLODYN®. Under the terms of the First Impax Settlement Agreement, Impax will have a license to market its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to the Company upon the occurrence of certain events and no later than November 2011. On June 23, 2009, the Company and Impax entered into a second Settlement Agreement (the “Second Impax Settlement Agreement”) and an Amendment No. 2 to the First Impax Settlement Agreement. In conjunction with the Second Impax Settlement Agreement, both Impax and the Company released, acquitted, covenanted not to sue and forever discharged one another and their affiliates from any and all liabilities relating to the litigation that Impax commenced after the First Impax Settlement Agreement. On July 27, 2010, Impax filed an action in the Superior Court of the State of Arizona in and for the County of Maricopa seeking a declaration that certain rights of Impax under the First and Second Impax Settlement Agreements have been triggered. The Company denies that Impax’s rights under the First and Second Impax Settlement Agreements have been triggered, and intends to vigorously defend against the lawsuit. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.
     On October 26, 2010, the Company received a Paragraph IV Patent Certification from Aurobindo Pharma Limited (“Aurobindo”) advising that Aurobindo has filed an ANDA with the FDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Aurobindo has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Aurobindo’s Paragraph IV Certification alleges that the ’838 Patent is invalid. Aurobindo’s Paragraph IV Certification also alleges that the ’347 Patent, ’373 Patent and ’705 Patent are not infringed by Aurobindo’s manufacture, importation, use, sale and/or offer for sale of the products for which the ANDA was submitted. The Company is evaluating the details of Aurobindo’s certification letter and considering its options.

     On October 27, 2010, the Company received a Paragraph IV Patent Certification from Ranbaxy Laboratories Limited (“Ranbaxy”) advising that Ranbaxy has filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-118 (“Ranbaxy ANDA Supplement/Amendment”) with the FDA for a generic version of SOLODYN® in 80mg strength. Ranbaxy has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Ranbaxy has complied with FDA requirements for proving bioequivalence. Ranbaxy’s Paragraph IV Certification alleges that the’838 Patent and the ’705 Patent will not be infringed by Ranbaxy’s manufacture, importation, use, sale and/or offer for sale of the products for which the Ranbaxy ANDA Supplement/Amendment was submitted because Ranbaxy has a licensing agreement with the Company.
     On March 17, 2010, the Company received a Paragraph IV Patent Certification from Taro Pharmaceuticals U.S.A., Inc. (“Taro U.S.A.”) advising that Taro U.S.A. had filed an ANDA with the FDA for a generic version of VANOS® (fluocinonide) Cream 0.1%. Taro U.S.A.’s Paragraph IV Certification alleged that the Company’s U.S. Patent No. 6,765,001 (the “’001 Patent”) and U.S. Patent No. 7,220,424 (the “’424 Patent”) would not be infringed by Taro U.S.A.’s manufacture, use, sale or importation of the product for which the ANDA was submitted, and that claim 3 of the ’424 Patent is invalid. On April 28, 2010, the Company filed suit against Taro U.S.A. and Taro Pharmaceuticals Industries, Ltd. (collectively, “Taro”) in the United States District Court for the District of Delaware and the United States District Court for the Southern District of New York seeking an adjudication that Taro had infringed one or more claims of the ’001 Patent, the ’424 Patent and the Company’s U.S. Patent No. 7,217,422 (the “’422 Patent”) by submitting the ANDA to the FDA. The relief requested by the Company included a request for a permanent injunction preventing Taro from infringing the patents by selling a generic version of VANOS® prior to the expiration of the asserted patents. On September 21, 2010, the Company entered into a License and Settlement Agreement (the “Taro Settlement Agreement”) with Taro. In connection with the Taro Settlement Agreement, the Company and Taro agreed to terminate all legal disputes between them relating to VANOS®. In addition, Taro confirmed that certain of the Company’s patents relating to VANOS® are valid and enforceable, and cover Taro’s activities relating to its generic products under its ANDA described above. Further, subject to the terms and conditions contained in the Taro Settlement Agreement, the Company granted Taro, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products. Upon commercialization by Taro of generic versions of VANOS® products, Taro will pay the Company a royalty based on sales of such generic products.
     On April 7, 2010, the Company received a Paragraph IV Patent Certification from Nycomed US Inc. (“Nycomed”) advising that Nycomed has filed an ANDA with the FDA for a generic version of VANOS® (fluocinonide) Cream 0.1%. Nycomed has not advised the Company as to the timing or status of the FDA’s review of its filing, or whether Nycomed has complied with FDA requirements for proving bioequivalence. Nycomed’s Paragraph IV Certification alleges that the Company’s ’001 Patent and ’424 Patent will not be infringed by Nycomed’s manufacture, use, sale, offer for sale or importation of the product for which the ANDA was submitted. On May 19, 2010, the Company filed suit against Nycomed and Nycomed GmbH in the United States District Court for the Southern District of New York and the United States District Court for the District of Delaware seeking an adjudication that Nycomed has infringed one or more claims of the Company’s ’001 Patent, ’424 Patent and ’422 Patent by submitting the ANDA to the FDA. The relief requested by the Company includes a request for a permanent injunction preventing Nycomed from infringing the patents by selling a generic version of VANOS® prior to the expiration of the asserted patents. On August 3, 2010, Nycomed responded in the New York action by filing an answer, affirmative defenses, and counterclaims alleging that the patents-in-suit are invalid, unenforceable, and will not be infringed by Nycomed’s proposed generic version of VANOS®, and a motion to dismiss certain claims related to the patents-in-suit. On August 3, 2010, Nycomed responded in the Delaware action by filing a motion to transfer the Delaware action to New York and a motion to dismiss certain claims related to the patents-in-suit. The Company is currently due to respond to Nycomed’s pending motions and pleadings on December 6, 2010.
     On July 27, 2010, the Company filed suit against Stiefel Laboratories, Inc., a subsidiary of GlaxoSmithKline plc (“Stiefel”), in the United States District Court for the Western District of Texas — San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product Veltin™ Gel, which was recently approved by the FDA, will infringe one or more claims of the Company’s U.S. Patent No. RE41,134 (the “’134 Patent”) covering the Company’s product ZIANA® Gel, a prescription topical gel indicated for the treatment of acne that was approved by the FDA in November 2006. The ’134 Patent is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and expires in February 2015. The Company has rights to the ’134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief requested by the Company in the lawsuit includes a request for a permanent injunction preventing Stiefel from infringing the ’134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the ’134 Patent, including such activities relating to Veltin™, and from inducing or contributing to any such activities.
     On August 19, 2010, the Company filed suit against Acella Pharmaceuticals, Inc. (“Acella”) in the United States District Court for the District of Arizona based on Acella’s manufacture and offer for sale of benzoyl peroxide foaming cloths which the Company believes infringe one or more claims of the Company’s U.S. Patent No. 7,776,355 (the “’355 Patent”) covering certain of the Company’s products, including TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths indicated for the topical treatment of acne vulgaris. The ’355 Patent was issued to the Company by the USPTO on August 17, 2010 and expires in June 2026. The relief requested by the Company in the lawsuit includes a request for a permanent injunction preventing Acella from infringing the ’355 Patent by engaging in the manufacture, use, importation, offer to sell, or sale of any products covered by the ’355 Patent, including Acella’s benzoyl peroxide foaming cloths, and from inducing or contributing to any such activities. Acella filed with the USPTO a request for ex parte reexamination of the ’355 Patent, and filed with the court a request that the litigation be stayed for the duration of the reexamination. Both the request for reexamination and the request for a stay were denied. Acella has resubmitted its request for reexamination to the USPTO.
     On August 12, 2010, the Company sent a cease and desist letter to Seton Pharmaceuticals, LLC regarding Seton’s preparation for sale of benzoyl peroxide foaming cloths and advising Seton of its possible infringement of the ’355 Patent and the Company’s U.S. Patent No. 5,648,389 as a result of Seton’s activities. The foregoing patents cover the Company’s product TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths indicated for the topical treatment of acne vulgaris. On August 27, 2010, the Company and Seton entered into a settlement agreement whereby Seton obtained a limited license under the Company’s patents and rights to market Seton’s products on a certain timeline.
     On October 15, 2010, the Company received notice that Genzyme Corporation (“Genzyme”) has filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that the Company has infringed, contributorily infringed and/or induced the infringement by others of one or more claims of Genzyme’s U.S. Patent No. 5,399,351 by using, selling, offering to sell and/or importing RESTYLANE®, PERLANE®, RESTYLANE-L® and/or PERLANE-L® (the “RESTYLANE® family of products”) in the United States and/or advising others with respect to such activities. The Company acquired exclusive U.S. and Canadian rights to the RESTYLANE® family of products through certain license agreements in March 2003, and first launched RESTYLANE® in January 2004 following approval by the FDA in December 2003. PERLANE® was approved by the FDA and launched in May 2007. RESTYLANE-L® and PERLANE-L® were approved by the FDA in January 2010 and launched in February 2010. The RESTYLANE® family of products is covered by a U.S. patent that expires in 2015 or later. The Company is evaluating the details of Genzyme’s complaint and considering its options.
     On October 3, 10 and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003 and approximately September 24, 2008. The Court consolidated these actions into a single proceeding and on May 18, 2009 an amended complaint was filed alleging violations of the federal securities laws arising out of the Company’s restatement of its consolidated financial statements in 2008. On December 2, 2009, the court granted the Company’s and other defendants’ dismissal motions and dismissed the consolidated amended complaint without prejudice. On January 18, 2010 the lead plaintiff filed a second amended complaint, and on or about August 9, 2010, the court denied the Company’s and other defendants’ related dismissal motions. The Company will continue to vigorously defend the claims in these consolidated matters. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved.
     On January 21, 2009, the Company received a letter from an alleged stockholder demanding that its Board of Directors take certain actions, including potentially legal action, in connection with the restatement of its consolidated financial statements in 2008. The letter states that, if the Board of Directors does not take the demanded action, the alleged stockholder will commence a derivative action on behalf of the Company. The Company’s Board of Directors reviewed the letter during the course of 2009 and established a special committee of the Board of Directors, comprised of directors who are independent and disinterested with respect to the allegations in the letter, to assess the allegations contained in the letter. The special committee engaged outside counsel to assist with the investigation. The special committee completed its investigation, and on or about February 16, 2010, the Board of Directors, pursuant to the report and recommendation of the special committee, resolved to decline the derivative demand. On February 26, 2010, Company counsel sent a declination letter to opposing counsel. On or about October 21, 2010, this stockholder filed a derivative complaint against the Company and its directors and certain officers in the Superior Court of the State of Arizona in and for the County of Maricopa, alleging that such individuals breached their fiduciary duties to the Company in connection with the restatement. The stockholder seeks to recover unspecified damages and costs, including counsel and expert fees. The Company intends to vigorously defend the claims in the lawsuit.
     On or about October 20, 2010, a second alleged stockholder of the Company filed a derivative complaint against the Company and its directors and certain officers in the Superior Court of the State of Arizona in and for the County of Maricopa. The complaint alleges, among other things, that such individuals breached their fiduciary duties to the Company in connection with the restatement. The complaint further alleges that a demand upon the Board of Directors to institute an action in the Company’s name would be futile and that the stockholder is therefore excused under Delaware law from making such a demand prior to filing the complaint. The stockholder seeks, among other things, to recover unspecified damages and costs, including counsel and expert fees. The Company intends to vigorously defend the claims in the lawsuit.
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
     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our prescription products, consistent with prescriptions written by licensed health care providers. Because many of our prescription products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at wholesale and drugstore customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail chain drugstore customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce. From time to time we may enter into business arrangements (e.g., loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators.
     Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel. In addition, we consistently assess our product mix and portfolio to promote a high level of profitability and revenues and to ensure that our products are responsive to consumer tastes and changes to regulatory classifications. As a result, we are considering actions to rationalize certain of our current product offerings in the next year.
Recent Developments
     As described in more detail below, the following significant events and transactions occurred during the nine months ended September 30, 2010, and affected our results of operations, our cash flows and our financial condition:
-	FDA approval of RESTYLANE-L® and PERLANE-L®;

-	Increase of our quarterly dividend from $0.04 per share to $0.06 per share;

-	Notice of Allowance received from the USPTO for patent applications related to SOLODYN®;

-	Issuance of a new patent related to SOLODYN®;

-	Reexamination Certificate received from the USPTO related to SOLODYN®;

-	Settlement Agreement and License Agreement with Mylan;

-	FDA approval of new strengths of SOLODYN®; and

-	Impairment of intangible assets related to certain non-primary products.
FDA approval of RESTYLANE-L ®and PERLANE-L®
     On January 29, 2010, the FDA approved our dermal fillers RESTYLANE-L® and PERLANE-L®, which include the addition of 0.3% lidocaine. RESTYLANE-L® is approved for implantation into the mid to deep dermis, and PERLANE-L® is approved for implantation into the deep dermis to superficial subcutis, both for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds. We began shipping RESTYLANE-L® and PERLANE-L® during February 2010.

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
Issuance of a new patent related to SOLODYN®
     On September 8, 2010, the USPTO issued U.S. Patent No. 7,790,705 related to the use of SOLODYN®. The new patent, entitled “Minocycline Oral Dosage Forms for the Treatment of Acne,” relates to the use of dosage forms of SOLODYN® which provide approximately 1 mg/kg dosing based on the body weight of the person, and expires in 2025 or later. Certain claims are the subject of patent infringement lawsuits filed by the Company in Maryland.
Reexamination Certificate received from the USPTO related to SOLODYN®
     On June 1, 2010, we received a Reexamination Certificate issued by the USPTO in connection with the USPTO’s reexamination of U.S. Patent No. 5,908,838 related to our acne medication SOLODYN®. The Reexamination Certificate is directed to patentable claims 3, 4, 12, and 13, as well as new claims 19-34. The USPTO determined that the claims are patentable, including over all the cited prior art. Certain claims are the subject of patent infringement lawsuits filed by the Company in Maryland.
Settlement Agreement and License Agreement with Mylan
     On July 22, 2010, we entered into a Settlement Agreement and a License Agreement with Mylan Inc. and certain of its affiliates, as applicable, including Matrix Laboratories Ltd. and Mylan Pharmaceuticals Inc. (collectively, “Mylan”) whereby we and Mylan agreed to terminate all legal disputes between us relating to SOLODYN®. In addition, Mylan confirmed that our patents relating to SOLODYN® are valid and enforceable and cover Mylan’s activities relating to its generic versions of SOLODYN® under Abbreviated New Drug Application (“ANDA”) No. 90-911 and ANDA No. 20-1467. Mylan also acknowledged that any prior sales of its generic versions of SOLODYN® were not authorized by us and further agreed to be permanently enjoined from any further distribution of generic versions of SOLODYN®.
     Under the License Agreement, we granted to Mylan a license to make and sell its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to us commencing in November 2011, or earlier under certain conditions. We also granted to Mylan a license to make and sell generic versions of SOLODYN® in 65mg and 115mg strengths under our SOLODYN® intellectual property rights upon certain conditions, but not upon any specified date in the future. The License Agreement provides that Mylan will be required to pay us royalties based on sales of Mylan’s generic versions of SOLODYN® pursuant to the foregoing licenses.

FDA approval of new strengths of SOLODYN®
     On August 30, 2010, we announced that the FDA had approved additional strengths of SOLODYN® in 55mg, 80mg and 105mg dosages for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older. With the addition of these newly-approved strengths, SOLODYN® is now available in eight dosages: 45mg, 55mg, 65mg, 80mg, 90mg, 105mg, 115mg and 135mg. Limited shipment of the newly-approved 55mg, 80mg and 105mg products to wholesalers began during September 2010.
Impairment of intangible assets related to certain non-primary products
     We assess the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful life of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.
     During the quarter ended September 30, 2010, an intangible asset related to certain of our non-primary products was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $2.3 million related to this intangible asset.
     Factors affecting the future cash flows of the non-primary products related to the intangible asset include the planned discontinuation of the products, which are not significant components of our operations.
     In addition, as a result of the impairment analysis, the remaining amortizable life of the intangible asset was reduced to five months. The intangible asset will become fully amortized by February 28, 2011. The net impact on amortization expense as a result of the write-down of the carrying value of the intangible asset and the reduction of its amortizable life is an increase in quarterly amortization expense of approximately $0.3 million.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(a)	(b)	(c)	(d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	89.8	91.1	90.3	90.8
Operating expenses	59.4	70.1	57.4	73.5

Operating income	30.4	21.0	32.9	17.3
Other income (expense), net	—	1.0	—	0.2
Interest and investment (expense) income, net	—	0.3	—	0.8

Income before income tax expense	30.4	22.3	32.9	18.3
Income tax expense	(14.9)	(8.3)	(13.6)	(8.8)

Net income	15.5%	14.0%	19.3%	9.5%

(a)	Included in operating expenses is $5.0 million (2.8% of net revenues) paid to a Medicis partner related to a product development agreement, $2.3 million (1.3% of net revenues) related to the write-down of an intangible asset related to certain non-primary products and $8.7 million (4.9% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $10.0 million (6.6% of net revenues) paid to Revance related to a product development agreement, $5.0 million paid to Impax related to a product development agreement, $2.0 million (1.3% of net revenues) paid to Perrigo related to a product development agreement and $4.7 million (3.1% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Included in operating expenses is $5.0 million (1.0% of net revenues) paid to a Medicis partner related to a product development agreement, $2.3 million (0.4% of net revenues) related to the write-down of an intangible asset related to certain non-primary products and $14.1 million (2.7% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Included in operating expenses is $10.0 million (2.5% of net revenues) paid to Revance related to a product development agreement, $10.0 million (2.5% of net revenues) paid to Impax related to a product development agreement, $5.0 million (1.3% of net revenues) paid to Perrigo related to a product development agreement and $13.6 million (3.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(e)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Net Revenues
     The following table sets forth our net revenues for the three months ended September 30, 2010 (the “third quarter of 2010”) and September 30, 2009 (the “third quarter of 2009”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Third Quarter	Third Quarter
	2010	2009	$ Change	% Change

Net product revenues	$174.8	$150.3	$24.5	16.3%
Net contract revenues	2.5	1.5	1.0	66.7%

Total net revenues	$177.3	$151.8	$25.5	16.8%

	Third Quarter	Third Quarter
	2010	2009	$ Change	% Change

Acne and acne-related dermatological products	$118.5	$106.8	$11.7	11.0%
Non-acne dermatological products	49.5	35.5	14.0	39.4%
Non-dermatological products (including contract revenues)	9.3	9.5	(0.2)	(2.1)%

Total net revenues	$177.3	$151.8	$25.5	16.8%

	Third Quarter	Third Quarter
	2010	2009	Change

Acne and acne-related dermatological products	66.8%	70.4%	(3.6)%
Non-acne dermatological products	28.0%	23.4%	4.6%
Non-dermatological products (including contract revenues)	5.2%	6.2%	(1.0)%

Total net revenues	100.0%	100.0%	—

     Net revenues associated with our acne and acne-related dermatological products increased by $11.7 million, or 11.0%, during the third quarter of 2010 as compared to the third quarter of 2009 primarily as a result of increased sales of SOLODYN® and ZIANA®. The increased sales of SOLODYN® was primarily generated by demand for the brand in prescriptions, partially offset by the negative impact on prescriptions due to units of Mylan’s generic versions of SOLODYN® that were sold into the distribution channel prior to the consummation of a settlement agreement with us on July 22, 2010.
     Net revenues associated with our non-acne dermatological products increased by $14.0 million, or 39.4% during the third quarter of 2010 as compared to the third quarter of 2009, primarily due to increased sales of DYSPORT®, which was launched in June 2009, and increased sales of RESTYLANE® and VANOS®, partially offset by a decrease in sales of LOPROX®, which was negatively impacted by generic competition. RESTYLANE-L® and PERLANE-L® were launched during February 2010 following FDA approval on January 29, 2010.

     Net revenues associated with our non-dermatological products decreased by $0.2 million, or 2.1%, during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to a decrease in sales of BUPHENYL®.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the third quarter of 2010 and 2009 was approximately $5.4 million and $5.4 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the third quarter of 2010 and 2009, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Third Quarter	Third Quarter
	2010	2009	$ Change	% Change

Gross profit	$159.3	$138.3	$21.0	15.2%
% of net revenues	89.8%	91.1%
     The increase in gross profit during the third quarter of 2010 as compared to the third quarter of 2009 is primarily due to the $25.5 million increase in net revenues. Gross profit as a percentage of net revenues was 89.8% during the third quarter of 2010, as compared to 91.1% during the third quarter of 2009. Net revenues of DYSPORT®, a lower gross margin product, increased during the third quarter of 2010 as compared to the third quarter of 2009, impacting the overall sales and gross margin mix.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the third quarter of 2010 and 2009, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Third Quarter	Third Quarter
	2010	2009	$ Change	% Change

Selling, general and administrative	$83.3	$71.9	$11.4	15.9%
% of net revenues	47.0%	47.4%
Share-based compensation expense included in selling, general and administrative	$7.9	$4.4	$3.5	79.5%
     Selling, general and administrative expenses increased $11.4 million, or 15.9%, during the third quarter of 2010 as compared to the third quarter of 2009, but decreased as a percentage of net revenues from 47.4% during the third quarter of 2009 to 47.0% during the third quarter of 2010. Included in this increase was a $6.5 million increase in personnel expenses, primarily due to a $3.5 million increase in stock compensation expense, primarily related to the revaluation of SARs awards based on changes in the market price of our common stock and a $5.9 million increase in professional and consulting costs, partially offset by a decrease of $1.0 million of other selling, general and administrative costs. The decrease of selling, general and administrative expenses as a percentage of net revenues during the third quarter of 2010 as compared to the third quarter of 2009 was primarily due to the $25.5 million increase in net revenues.

Research and Development Expenses
     The following table sets forth our research and development expenses for the third quarter of 2010 and 2009 (dollar amounts in millions):

	Third Quarter	Third Quarter
	2010	2009	$ Change	% Change

Research and development	$12.4	$27.4	$(15.0)	(54.7)%
Charges included in research and development	$5.0	$17.0	$(12.0)	(70.6)%
Share-based compensation expense included in research and development	$0.8	$0.3	$0.5	166.7%
     Included in research and development expenses for the third quarter of 2010 was a $5.0 million payment to a Medicis partner related to a product development agreement. Included in research and development expenses for the third quarter of 2009 was a $10.0 million up-front payment to Revance related to a product development agreement, a $5.0 million milestone payment to Impax related to a product development agreement and a $2.0 million milestone payment to Perrigo related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the third quarter of 2010 were $7.2 million, as compared to $7.1 million during the third quarter of 2009. No significant changes in our base of amortizable intangible assets occurred between June 30, 2009 and September 30, 2010.
Impairment of Intangible Assets
     During the quarter ended September 30, 2010, an intangible asset related to certain of our non-primary products was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $2.3 million related to this intangible asset.
     Factors affecting the future cash flows of the non-primary products related to the intangible asset include the planned discontinuation of the products, which are not significant components of our operations.
Interest and Investment Income
     Interest and investment income during the third quarter of 2010 decreased $0.4 million, or 31.2%, to $1.1 million from $1.5 million during the third quarter of 2009, due to a decrease in the interest rates achieved by our invested funds during the third quarter of 2010.
Interest Expense
     Interest expense during the third quarter of 2010 and the third quarter of 2009 was $1.1 million. Our interest expense during the third quarter of 2010 and 2009 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
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
Income Tax Expense
     Our effective tax rate for the third quarter of 2010 was 49.0%, as compared to 37.4% for the third quarter of 2009. The effective rate for the third quarter of 2010 reflects the impact of the non-deductibility of payments associated with a product development agreement with a Medicis partner.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Net Revenues
     The following table sets forth our net revenues for the nine months ended September 30, 2010 (the “2010 nine months”) and September 30, 2009 (the “2009 nine months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2010 Nine	2009 Nine
	Months	Months	$ Change	% Change

Net product revenues	$511.5	$385.6	$125.9	32.7%
Net contract revenues	6.3	7.3	(1.0)	(13.7)%

Total net revenues	$517.8	$392.9	$124.9	31.8%

	2010 Nine	2009 Nine
	Months	Months	$ Change	% Change

Acne and acne-related dermatological products	$363.4	$267.5	$95.9	35.9%
Non-acne dermatological products	124.8	96.1	28.7	29.9%
Non-dermatological products (including contract revenues)	29.6	29.3	0.3	1.0%

Total net revenues	$517.8	$392.9	$124.9	31.8%

	2010 Nine	2009 Nine
	Months	Months	Change

Acne and acne-related dermatological products	70.2%	68.1%	2.1%
Non-acne dermatological products	24.1%	24.5%	(0.4)%
Non-dermatological products (including contract revenues)	5.7%	7.4%	(1.7)%

Total net revenues	100.0%	100.0%	—%

     Net revenues associated with our acne and acne-related dermatological products increased by $95.9 million, or 35.9%, during the 2010 nine months as compared to the 2009 nine months primarily as a result of increased sales of SOLODYN® and ZIANA®, both of which generated strong prescription growth. Net revenues of SOLODYN® during the 2009 nine months were negatively impacted by the unauthorized one-day launch of Teva’s generic versions of SOLODYN® units that were sold into the distribution channel prior to the consummation of a Settlement Agreement with us on March 18, 2009. These units caused wholesalers to reduce ordering levels of SOLODYN® and caused us to increase our reserves for sales returns and consumer rebates during the first quarter of 2009. During the third quarter of 2010, we had initial sales of new 55mg, 80mg and 105mg strengths of SOLODYN® after they were approved by the FDA on August 27, 2010, and during the third quarter of 2009 we launched new 65mg and 115mg strengths of SOLODYN® after they were approved by the FDA.
     Net revenues associated with our non-acne dermatological products increased by $28.7 million, or 29.9% during the 2010 nine months as compared to the 2009 nine months, primarily due to sales of DYSPORT®, which was launched in June 2009, and increased sales of RESTYLANE® and VANOS®, partially offset by a decrease in sales of LOPROX®, which was negatively impacted by generic competition. RESTYLANE-L® and PERLANE-L®

were launched during February 2010 following FDA approval on January 29, 2010. Net revenues associated with our non-acne dermatological products decreased slightly as a percentage of net revenues during the 2010 nine months as compared to the 2009 nine months, primarily due to the $95.9 million increase in our acne and acne-related dermatological products. Beginning in the second quarter of 2009, as a result of certain modifications made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products RESTYLANE®, PERLANE® and DYSPORT®, we began recognizing revenue on these products upon the shipment from McKesson to physicians. As a result, aesthetic product net revenues were negatively impacted during the first quarter of 2009 in anticipation of this change in revenue recognition.
     Net revenues associated with our non-dermatological products increased by $0.3 million, or 1.0%, during the 2010 nine months as compared to the 2009 nine months.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the 2010 nine months and 2009 nine months was approximately $16.1 million and $17.0 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the 2010 nine months and 2009 nine months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2010 Nine	2009 Nine
	Months	Months	$ Change	% Change

Gross profit	$467.5	$356.8	$110.7	31.0%
% of net revenues	90.3%	90.8%
     The increase in gross profit during the 2010 nine months as compared to the 2009 nine months is primarily due to the $124.9 million increase in net revenues.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the 2010 nine months and 2009 nine months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2010 Nine	2009 Nine
	Months	Months	$ Change	% Change

Selling, general and administrative	$240.1	$214.0	$26.1	12.2%
% of net revenues	46.4%	54.5%
Share-based compensation expense included in selling, general and administrative expense	$13.0	$12.9	$0.1	0.8%
     Selling, general and administrative expenses increased $26.1 million, or 12.2%, during the 2010 nine months as compared to the 2009 nine months, but decreased as a percentage of net revenues from 54.5% during the 2009 nine months to 46.4% during the 2010 nine months. Included in this increase was a $13.0 million increase in personnel costs, primarily due to the effect of the annual salary increase that occurred during February 2010 and $2.9 million of severance expense related to the departure of an executive employee, a $7.2 million increase in professional and consulting costs, a $3.8 million increase in promotion expenses, primarily related to the promotion of DYSPORT® and an increase of $2.1 million of other selling, general and administrative costs. The decrease of selling, general and administrative expenses as a percentage of net revenues during the 2010 nine months as compared to the 2009 nine months was primarily due to the $124.9 million increase in net revenues.

Research and Development Expenses
     The following table sets forth our research and development expenses for the 2010 nine months and 2009 nine months (dollar amounts in millions):

	2010 Nine	2009 Nine
	Months	Months	$ Change	% Change

Research and development	$33.1	$52.8	$(19.7)	(37.3)%
Charges included in research and development	$5.0	$25.0	$(20.0)	(80.0)%
Share-based compensation expense included in research and development	$1.1	$0.7	$0.4	57.1%
     Included in research and development expenses for the 2010 nine months was a $5.0 million payment to a Medicis partner related to a product development agreement. Included in research and development expenses for the 2009 nine months was a $10.0 million up-front payment to Revance related to a product development agreement, $10.0 million (in aggregate) of milestone payments to Impax related to a product development agreement and a $5.0 million (in aggregate) of up-front and milestone payments to Perrigo related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the 2010 nine months were $21.5 million, as compared to $22.2 million during the 2009 nine months. An increase related to amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORT®, which was capitalized as an intangible asset, was offset by the amortization expense related to intangible assets related to Medicis Pediatrics, Inc., which was sold to BioMarin Pharmaceutical Inc. during the second quarter of 2009, not being incurred during the 2010 nine months.
Impairment of Intangible Assets
     During the quarter ended September 30, 2010, an intangible asset related to certain of our non-primary products was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $2.3 million related to this intangible asset.
     Factors affecting the future cash flows of the non-primary products related to the intangible asset include the planned discontinuation of the products, which are not significant components of our operations.
Interest and Investment Income
     Interest and investment income during the 2010 nine months decreased $3.2 million, or 51.5%, to $3.0 million from $6.2 million during the 2009 nine months, due to a decrease in the interest rates achieved by our invested funds during the 2010 nine months.
Interest Expense
     Interest expense during the 2010 nine months and the 2009 nine months was $3.2 million. Our interest expense during the 2010 nine months and 2009 nine months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.

Other Expense (Income), net
     Other expense of $0.3 million recognized during the 2010 nine months represented an other-than-temporary impairment on an asset-backed security investment.
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
Income Tax Expense
     Our effective tax rate for the 2010 nine months was 41.5%, as compared to 48.3% for the 2009 nine months. The effective rate for the 2010 nine months reflects the impact of the non-deductibility of payments associated with a product development agreement with a Medicis partner. The effective tax rate for the 2009 nine months reflects a $1.4 million discrete tax benefit recognized due to statute closures and a $9.0 million discrete tax expense due to the taxable gain on the sale of Medicis Pediatrics. Excluding this discrete tax benefit and this discrete tax expense (and the associated accounting gain of $2.2 million), the effective tax rate for the 2009 nine months was 39.7%.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the 2010 nine months and 2009 nine months, and selected balance sheet components as of September 30, 2010 and December 31, 2009 (dollar amounts in millions):

	2010 Nine	2009 Nine
	Months	Months	$ Change	% Change

Cash provided by (used in):
Operating activities	$120.9	$137.4	$(16.5)	(12.0)%
Investing activities	(122.2)	28.6	(150.8)	(527.3)%
Financing activities	3.9	1.2	2.7	225.0%

	Sept. 30, 2010	Dec. 31, 2009	$ Change	% Change

Cash, cash equivalents, and short-term investments	$649.7	$528.3	$121.4	23.0%
Working capital	583.0	434.6	148.4	34.1%
Long-term investments	22.0	25.5	(3.5)	(13.7)%
2.5% contingent convertible senior notes due 2032	169.1	169.1	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%
Working Capital
     Working capital as of September 30, 2010 and December 31, 2009, consisted of the following (dollar amounts in millions):

	Sept. 30, 2010	Dec. 31, 2009	$ Change	% Change

Cash, cash equivalents, and short-term investments	$649.7	$528.3	$121.4	23.0%
Accounts receivable, net	143.6	95.2	48.4	50.8%
Inventories, net	39.0	26.0	13.0	50.0%
Deferred tax assets, net	66.0	66.3	(0.3)	(0.5)%
Other current assets	23.0	16.5	6.5	39.4%

Total current assets	921.3	732.3	189.0	25.8%

Accounts payable	50.0	44.2	5.8	13.1%
Reserve for sales returns	57.4	48.1	9.3	19.3%
Accrued consumer rebate and loyalty programs	98.4	73.3	25.1	34.2%
Managed care and Medicaid reserves	50.6	47.1	3.5	7.4%
Income taxes payable	3.1	16.7	(13.6)	(81.4)%
Other current liabilities	78.8	68.3	10.5	15.4%

Total current liabilities	338.3	297.7	40.6	13.6%

Working capital	$583.0	$434.6	$148.4	34.1%

     We had cash, cash equivalents and short-term investments of $649.7 million and working capital of $583.0 million at September 30, 2010, as compared to $528.3 million and $434.6 million, respectively, at December 31, 2009. The increases were primarily due to the generation of $120.9 million of operating cash flow during the 2010 nine months.
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
     As of September 30, 2010, our short-term investments included $22.0 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During the first nine months of 2010, we liquidated $5.8 million of our auction rate floating securities at par.
Operating Activities
     Net cash provided by operating activities during the 2010 nine months was approximately $120.9 million, compared to cash provided by operating activities of approximately $137.4 million during the 2009 nine months. The following is a summary of the primary components of cash provided by operating activities during the 2010 nine months and 2009 nine months (in millions):

	2010 Nine	2009 Nine
	Months	Months

Income taxes paid	$(62.4)	$(23.9)
Payment made to a Medicis partner related to development agreement	(5.0)	—
Payment made to Revance related to development agreement	—	(10.0)
Payments made to Impax related to development agreement	—	(10.0)
Payments made to Perrigo related to development agreement	—	(5.0)
Increase in accounts receivable	(49.6)	(8.1)
Increase in other current liabilities	27.3	75.0
Other cash provided by operating activities	210.6	119.4

Cash provided by operating activities	$120.9	$137.4

Investing Activities
     Net cash used in investing activities during the 2010 nine months was approximately $122.2 million, compared to net cash provided by investing activities during the 2009 nine months of $28.6 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective quarters. During the 2009 nine months, we paid $75.0 million to Ipsen upon the FDA’s approval of DYSPORT®, and we received $70.3 million upon the sale of Medicis Pediatrics to BioMarin, which closed in June 2009.
Financing Activities
     Net cash provided by financing activities during the 2010 nine months was $3.9 million, compared to net cash provided by financing activities of $1.2 million during the 2009 nine months. Proceeds from the exercise of stock options were $13.1 million during the 2010 nine months compared to $8.0 million during the 2009 nine months. Dividends paid during the 2010 nine months were $9.6 million, and dividends paid during the 2009 nine months were $7.0 million.
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
     Except for the New Notes and Old Notes, we had only $7.0 million of long-term liabilities at September 30, 2010, and we had $338.3 million of current liabilities at September 30, 2010. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
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
     As of September 30, 2010, approximately $0.5 million of lease exit costs remain accrued and are expected to be paid by December 2010, all of which is classified in other current liabilities. We are no longer using the facilities, and we have assumed there will be no sublease rentals, as the facilities have not been leased to date.
     The following is a summary of the activity in the liability for lease exit costs for the nine months ended September 30, 2010:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2009	to Expense	Made	from Sublease	Sept. 30, 2010
Lease exit costs liability	$2,063,677	$71,262	$(1,603,584)	$—	$531,355

Dividends
     We do not have a dividend policy. Since July 2003, we have paid quarterly cash dividends aggregating approximately $56.2 million on our common stock. In addition, on September 15, 2010, we announced that our Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of common stock payable on October 29, 2010, to our stockholders of record at the close of business on October 1, 2010. Prior to these dividends, we had not paid a cash dividend on our common stock. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
     We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $22.0 million at September 30, 2010. These securities were included in long-term investments at September 30, 2010. We also utilize unobservable (Level 3) inputs to value our investment in Hyperion Therapeutics, Inc.
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
Off-Balance Sheet Arrangements
     As of September 30, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 3(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2009. There were no new significant accounting estimates in the third quarter of 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2009.

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
Forward Looking Statements
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	competitive developments affecting our products, such as the FDA approvals of Prevelle® Silk, Radiesse®, Sculptra® Aesthetic, Artefill®, Hydrelle™, Juvéderm® Ultra, Juvéderm® Ultra Plus, Juvéderm® XC and Juvéderm® Voluma, competitors to RESTYLANE® and PERLANE®, VeltinTM, a competitor to ZIANA®, a generic version of our DYNACIN® Tablets product, generic versions of our LOPROX® TS, LOPROX® Cream, LOPROX® Gel and LOPROX® Shampoo products, and potential generic versions of our TRIAZ®, PLEXION®, SOLODYN® or VANOS® products;

•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;

•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;

•	the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products;

•	changes in our product mix;

•	the anticipated size of the markets and demand for our products;

•	changes in prescription levels;

•	the impact of acquisitions, divestitures and other significant corporate transactions, including our acquisition of LipoSonix;

•	risks associated with realizing all of the anticipated benefits of our acquisition of LipoSonix;

•	the effect of economic changes generally and in hurricane-affected areas;

•	manufacturing or supply interruptions;

•	importation of other dermal filler or botulinum toxin products, including the unauthorized distribution of products approved in countries neighboring the U.S.;

•	changes in the prescribing or procedural practices of dermatologists, podiatrists and/or plastic surgeons, including prescription levels;

•	the ability to successfully market both new products, including DYSPORT®, and existing products;

•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;

•	the availability of product supply or changes in the cost of raw materials;

•	the ability to compete against generic and other branded products;

•	trends toward managed care and health care cost containment, including health care initiatives and other third-party cost-containment pressures that could impose financial burdens or cause us to sell our products at lower prices, resulting in decreased revenues;

•	inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;

•	possible introduction of generic versions of our products, including SOLODYN®;

•	possible federal and/or state legislation or regulatory action affecting, among other things, the Company’s ability to enter into agreements with companies introducing generic versions of the Company’s products as well as pharmaceutical pricing, federal pharmaceutical contracts, mandatory discounts, and reimbursement, including under Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals, including for the LIPOSONIXTM system;

•	the inability to obtain required regulatory approvals for any of our pipeline products;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;

•	decreases in revenues associated with the FDA’s requirement, effective March 2011, that prescription benzoyl peroxide products, such as TRIAZ®, no longer be sold as prescription products without an approved New Drug Application;

•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products, and our ability to accurately forecast our financial performance as a result;

•	failure to comply with our corporate integrity agreement, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and

•	the inability to successfully integrate newly-acquired entities, such as LipoSonix.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2010, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     During the three months ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit 10.1+†	Settlement Agreement, dated July 22, 2010, between the Company, Mylan Inc. and Matrix Laboratories Ltd.

Exhibit 10.2+†	License Agreement, dated July 22, 2010, between the Company, Mylan Inc., Matrix Laboratories Ltd. and Mylan Pharmaceuticals Inc.

Exhibit 10.3+†	License and Settlement Agreement, dated September 21, 2010, between the Company, Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc.

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101++*	The following financial information from Medicis Pharmaceutical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2010 and 2009, and (iv) the Notes to the Condensed Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: November 9, 2010	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)