Form 10-K
period 2010-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2011-03-01
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-14471
MEDICIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1574808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 N. Dobson Road, Scottsdale, Arizona	85256-2740

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (602) 808-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A common stock, $0.014 par value Preference Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K ☐.
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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting stock held on June 30, 2010 by non-affiliates of the registrant was $1,077,833,896 based on the closing price of $21.88 per share as reported on the New York Stock Exchange on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of ten percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of February 22, 2011, there were 60,746,469 outstanding shares of Class A common stock, including 1,766,749 shares of unvested restricted stock awards.
Documents incorporated by reference:
Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

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
     We believe that the U.S. market for dermatological pharmaceutical sales exceeds $6 billion annually. According to the American Society for Aesthetic Plastic Surgery (“ASAPS”), a national not-for-profit organization for education and research in cosmetic plastic surgery, nearly 10 million cosmetic surgical and nonsurgical procedures were performed in the U.S. during 2009, including more than 8.5 million nonsurgical cosmetic procedures. LipoSonix, now known as Medicis Technologies Corporation, is a medical device company developing non-invasive body sculpting technology. In the U.S., the LIPOSONIXTM system is an investigational device and is currently not cleared or approved for sale. See Item 7 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 20, “Subsequent Events,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” for information concerning our plans to explore strategic alternatives with respect to our LipoSonix business, including but not limited to, the sale of the stand-alone business.
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
     We offer a broad range of products addressing various conditions or aesthetic improvements, including facial wrinkles, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). We currently offer 16 branded products. Our primary brands are DYSPORT® (abobotulinumtoxinA) 300 Units for Injection, PERLANE® Injectable Gel, RESTYLANE® Injectable Gel, SOLODYN® (minocycline HCl, USP) Extended Release Tablets, VANOS® (fluocinonide) Cream 0.1%, and ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Many of our primary brands currently enjoy branded market leadership in the segments in which they compete. Because of the significance of these brands to our business, we concentrate our sales and marketing efforts in promoting them to physicians in our target markets. We also sell a number of other products that we consider less critical to our business.
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorders and non-invasive body sculpting technology. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements. The following table sets forth the percentage of net revenues for each of our product categories for 2010, 2009 and 2008:

Product Category	2010	2009	2008

Acne and acne-related dermatological products	68.9%	69.7%	62.8%

Non-acne dermatological products	25.0%	23.4%	28.6%

Non-dermatological products (including contract revenues)	6.1%	6.9%	8.6%

Our Products
     We currently market 16 branded products. Our sales and marketing efforts are currently focused on our primary brands. The following chart details certain important features of our primary brands:

Brand	Treatment	U.S. Market Impact
DYSPORT®	Temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age	Launched in June 2009 following U.S. Food and Drug Administration (“FDA”) approval on April 29, 2009

PERLANE®	Implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds	Launched in May 2007 following FDA approval on May 2, 2007; PERLANE-L® was approved by the FDA on January 29, 2010
RESTYLANE®	Implantation into the mid to deep dermis for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds	The first hyaluronic acid dermal filler approved in the U.S., and the most-studied dermal filler in the world; launched in January 2004 following FDA approval on December 12, 2003; RESTYLANE-L® was approved by the FDA on January 29, 2010
SOLODYN®	Once daily dosage for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older	The #1 dermatology medication by dollars in the U.S.; launched in July 2006 following FDA approval on May 8, 2006

VANOS®	Super-high potency topical corticosteroid for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses (e.g., psoriasis) in patients 12 years of age or older	Launched in April 2005 following FDA approval on February 11, 2005

ZIANA®	Once daily topical treatment of acne vulgaris in patients 12 years of age and older	First commercial sales to wholesalers in December 2006 and launched in January 2007 following FDA approval on November 7, 2006
Prescription Pharmaceuticals
     Our principal branded prescription pharmaceutical products are described below:
     SOLODYN®, launched to dermatologists in July 2006 after approval by the FDA on May 8, 2006, is the only branded oral minocycline approved for once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age or older. SOLODYN® is the first and only extended release minocycline with eight FDA-approved dosing strengths. SOLODYN® is available by prescription in 45mg, 55mg, 65mg, 80mg, 90mg, 105mg, 115mg and 135mg extended release tablet dosages. The 45mg, 90mg and 135mg strengths were approved as a part of the original FDA approval on May 8, 2006. The 65mg and 115mg dosages were approved by the FDA in July 2009. The 55mg, 80mg and 105mg strengths were approved by the FDA in August 2010. Minocycline, the active ingredient in SOLODYN®, is lipid soluble, and distributes in the skin and sebum. SOLODYN® is not bioequivalent to any immediate release minocycline products, and is in no way interchangeable with any immediate release forms of minocycline. SOLODYN® has four issued patents (see also Item 1A. Risk Factors). U.S. patent No. 5,908,838 (the “’838 Patent”), which expires in 2018, relates to the use of the SOLODYN® unique dissolution rate. We believe all forms of SOLODYN® currently approved for use are covered by one or more claims of the ’838 Patent. The FDA listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalents (the “Orange Book”) for SOLODYN® in December 2008. U.S. Patent No. 7,541,347 (the “’347 Patent”), which expires in 2027, relates to the use of the 90mg controlled-release oral dosage form of minocycline to treat acne. U.S. Patent No. 7,544,373 (the “’373 Patent”), which expires in 2027, relates to the composition of the 90mg dosage form. The FDA listed these two patents in the Orange Book for SOLODYN® in June 2009. On September 8, 2010, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 7,790,705 (the “’705” Patent”) related to the use of SOLODYN®. The new patent, entitled “Minocycline Oral Dosage Forms for the Treatment of Acne,” relates to the use of dosage forms of SOLODYN® which provide approximately 1 mg/kg dosing based on the body weight of the person, and expires in 2025 or later. Multiple patent applications directed to key dosing, labeling and formulation aspects of SOLODYN® are pending (see also Item 1A. Risk Factors).
     VANOS® Cream, launched to dermatologists in April 2005 after approval by the FDA on February 11, 2005, is a super-high potency (Class I) topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses (e.g., psoriasis) in patients 12 years of age or older. The active ingredient in VANOS® is fluocinonide 0.1%, and is the only fluocinonide available in the Class I category of topical corticosteroids. Two double-blind clinical studies have demonstrated the efficacy, safety and tolerability of VANOS®. Its base was formulated to have the cosmetic elegance of a cream with ointment-like ingredients. In addition, physicians have the flexibility of prescribing VANOS® either for once or twice daily application for corticosteroid responsive dermatoses. VANOS® Cream is available by prescription in 30 gram, 60 gram and 120 gram tubes. VANOS® Cream is protected by one U.S. patent that expires in 2021, two U.S. patents that expire in 2022 and two U.S patents that expire in 2023.
     ZIANA® Gel, which contains clindamycin phosphate 1.2% and tretinoin 0.025%, was approved by the FDA on November 7, 2006. Initial shipments of ZIANA® to wholesalers began in December 2006, with formal promotional launch to dermatologists occurring in January 2007. ZIANA® is a combination of clindamycin and tretinoin approved for once daily use for the topical treatment of acne vulgaris in patients 12 years and older. ZIANA® was also the first approved acne product to combine an antibiotic and a retinoid. ZIANA® is available by prescription in 30 gram and 60 gram tubes. ZIANA® is protected by two U.S. patents for both composition of matter on the aqueous-based vehicle and method that expire in 2015 and 2020. Each of these patents cover aspects of the unique vehicle which are used to deliver the active ingredients in ZIANA®.
Facial Aesthetic Products
     Our principal branded facial aesthetic products are described below:
     DYSPORT®, an injectable botulinum toxin type A formulation, is an acetylcholine release inhibitor and a neuromuscular blocking agent. We market DYSPORT® in the U.S. for the aesthetic indication of temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. DYSPORT® was approved by the FDA on April 29, 2009 and launched by us in June 2009. We acquired the rights to the aesthetic use of DYSPORT® in the U.S., Canada and Japan from Ipsen, S.A. (“Ipsen”) in March 2006. According to the ASAPS, injections of botulinum toxin type A have been the number one nonsurgical cosmetic procedure for the past five years, with over 2.5 million total procedures in 2009 alone. The U.S. aesthetic market for botulinum toxin type A is estimated to be approximately $300 million to $400 million annually.
     RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINESTM are injectable, transparent, stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. Their unique particle-based gel formulations offer structural support and lift when implanted into the skin. On a worldwide basis, more than 11 million treatments of RESTYLANE® have been successfully performed in more than 70 countries since market introduction in 1996. In the U.S., the FDA regulates these products as medical devices. We began offering RESTYLANE® and PERLANE® in the U.S. on January 6, 2004 and May 21, 2007, respectively, following FDA approvals on December 12, 2003 and May 2, 2007, respectively. RESTYLANE® is the most-studied dermal filler, and is the first and only hyaluronic acid dermal filler whose FDA-approved label includes duration data up to 18 months with one follow-up treatment. On January 29, 2010, the FDA approved RESTYLANE-L® and PERLANE-L®, which include the addition of 0.3% lidocaine. We began shipping RESTYLANE-L® and PERLANE-L® during the first quarter of 2010. We offer RESTYLANE®, PERLANE® and RESTYLANE FINE LINESTM in Canada. RESTYLANE FINE LINES TM is not approved by the FDA for use in the U.S. We acquired the exclusive U.S. and Canadian rights to these facial aesthetic products from Q-Med AB, a Swedish biotechnology and medical device company and its affiliates (collectively “Q-Med”) through license agreements in March 2003.
Research and Development
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
     We incurred total research and development costs for all of our sponsored and unreimbursed co-sponsored pharmaceutical projects for 2010, 2009 and 2008, of $58.3 million, $72.5 million and $100.4 million, respectively. Research and development costs for 2010 include $15.0 million, in aggregate, of up-front and milestone payments made to a privately-held U.S. biotechnology company and $3.9 million, in aggregate, of milestone payments to a Medicis partner. Research and development costs for 2009 include $12.0 million, in aggregate, of milestone payments made to Impax Laboratories, Inc. (“Impax”) related to our joint development agreement with Impax, $10.0 million paid to Revance Therapeutics, Inc. (“Revance”) related to a license agreement with Revance, $5.3 million paid to Glenmark Generics Ltd. and Glenmark Generics Inc., USA (collectively, “Glenmark”) related to a license and settlement agreement with Glenmark and $5.0 million paid to Perrigo Israel Pharmaceutical Ltd. and Perrigo Company (collectively, “Perrigo”) related to a joint development agreement with Perrigo. Research and development costs for 2008 include a $40.0 million payment to Impax related to our joint development agreement with Impax and a $25.0 million payment to Ipsen upon the FDA’s May 2008 acceptance of the filing of Ipsen’s Biologics License Application (“BLA”) for DYSPORT®.
     On February 9, 2011, we entered into a research and development agreement with Anacor Pharmaceuticals, Inc. (“Anacor”) for the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne. Under the terms of the agreement, we paid Anacor $7.0 million in connection with the execution of the agreement, and will pay up to $153.0 million upon the achievement of certain research, development, regulatory and commercial milestones, as well as royalties on sales by us. Anacor will be responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, while we will have an option to obtain an exclusive license for products covered by the agreement. The initial $7.0 million payment will be recognized as research and development expense during the three months ended March 31, 2011.
     On September 10, 2010, we entered into a sublicense and development agreement with a privately-held U.S. biotechnology company to develop an agent for specific dermatological conditions in the Americas and Europe and a purchase option to acquire the privately-held U.S. biotechnology company. Under the terms of the agreements, we paid the privately-held U.S. biotechnology company $5.0 million in connection with the execution of the agreement, and will pay additional potential milestone payments totaling approximately $100.5 million upon successful completion of certain clinical, regulatory and commercial milestones. During the three months ended December 31, 2010, a development milestone was achieved, and we made a $10.0 million payment to the privately-held U.S. biotechnology company pursuant to the development agreement. The initial $5.0 million payment and the $10.0 million milestone payment were recognized as research and development expense during the year ended December 31, 2010.
     On November 14, 2009, we entered into an Asset Purchase and Development Agreement with Glenmark. In connection with the agreement, we purchased from Glenmark the North American rights of a dermatology product currently under development, including the underlying technology and regulatory filings. In accordance with terms of the agreement, we made a $5.0 million payment to Glenmark upon closing of the transaction. The agreement also provided that we would make additional payments to Glenmark of up to $7.0 million upon the achievement of certain development and regulatory milestones, as well as certain royalty payments on sales of the product. The initial $5.0 million payment was recognized as research and development expense during the year ended December 31, 2009. On October 4, 2010, we gave notice to Glenmark that we had determined to stop development of the product in accordance with the terms of the agreement, and on January 6, 2011, we gave notice to Glenmark that the parties’ obligations under the agreement have been fulfilled and that the agreement has expired.
     On November 26, 2008, we entered into a joint development agreement with Impax, which was amended on January 21, 2011, whereby we and Impax will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under the terms of the agreement, we made an initial payment of $40.0 million upon execution of the agreement. During the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, we paid Impax $5.0 million, $5.0 million and $2.0 million, respectively, upon the achievement of three separate clinical milestones, in accordance with the terms of the agreement. In addition, we are required to pay up to $11.0 million upon successful completion of certain other clinical and commercial milestones. We will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by us upon approval by the FDA. We will share in the gross profit of the other four development products if and when they are commercialized by Impax upon approval by the FDA. The $40.0 million payment was recognized as research and development expense during the three months ended December 31, 2008, and the three separate $5.0 million, $5.0 million and $2.0 million clinical milestone achievement payments were recognized as research and development expense during the year ended December 31, 2009.
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
     On March 17, 2006, we entered into a development and distribution agreement with Ipsen, whereby Ipsen granted us the rights to develop, distribute and commercialize Ipsen’s botulinum toxin type A product in the U.S., Canada and Japan for aesthetic use by healthcare professionals. During the development of the product, the proposed name of the product for aesthetic use was RELOXIN®. In May 2008, the FDA accepted the filing of Ipsen’s BLA for RELOXIN®, and in accordance with the agreement, we paid Ipsen $25.0 million during the three months ended June 30, 2008. In December 2008, we paid Ipsen $1.5 million upon the achievement of an additional regulatory milestone. The $25.0 million payment was recognized as research and development expense during the three months ended June 30, 2008, and the $1.5 million payment was recognized as research and development expense during the three months ended December 31, 2008. On April 29, 2009, the FDA approved the BLA for Ipsen’s botulinum toxin type A product, DYSPORT®. The approval includes two separate indications, the treatment of cervical dystonia in adults to reduce the severity of abnormal head position and neck pain, and the temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. RELOXIN®, which was the proposed U.S. name for Ipsen’s botulinum toxin product for aesthetic use, is now marketed under the name of DYSPORT®. Ipsen markets DYSPORT® in the U.S. for the therapeutic indication (cervical dystonia), while we began marketing DYSPORT® in the U.S. in June 2009 for the aesthetic indication (glabellar lines). In accordance with the agreement, we paid Ipsen $75.0 million during the three months ended June 30, 2009, as a result of the approval by the FDA. The $75.0 million payment was capitalized into intangible assets in our consolidated balance sheet. Ipsen will manufacture and provide the product to us for the term of the agreement, which extends to December 2036. Ipsen will receive a royalty based on sales and a supply price, as defined under the agreement. Under the terms of the agreement, we are responsible for all remaining research and development costs associated with obtaining the product’s approval in Canada and Japan. We will be required to pay Ipsen an additional $2.0 million upon regulatory approval of the product in Japan.
     On December 11, 2007, we entered into a strategic collaboration with Revance whereby we made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon our exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. Our option is exercisable after Revance completes an End of Phase 2 meeting as determined by the FDA. In consideration for our $20.0 million payment, we received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million was expected to be used by Revance primarily for the development of the new product. Approximately $12.0 million of the $20.0 million payment represents the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in our consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and is expected to be utilized in the development of the new product, represents the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the year ended December 31, 2007.
     Prior to the exercise of the option, Revance will remain primarily responsible for the worldwide development of Revance’s topical botulinum toxin type A product in consultation with us in North America. We will assume primary responsibility for the development of the product should consummation of either a merger or a license for topically delivered botulinum toxin type A in North America be completed under the terms of the option. Revance will have sole responsibility for manufacturing the development product and manufacturing the product during commercialization worldwide. Our option is exercisable after Revance completes an end of Phase 2 meeting as determined by the FDA. A license would contain a payment upon exercise of the license option, milestone payments related to clinical, regulatory and commercial achievements, and royalties based on sales, as defined in the license. If we elect to exercise the option, the financial terms for the acquisition or license will be determined through an independent valuation in accordance with specified methodologies.
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
Sales and Marketing
     Our combined dedicated sales force, consisting of 229 employees as of December 31, 2010, focuses on high patient volume dermatologists and plastic surgeons. Since a relatively small number of physicians are responsible for writing a majority of dermatological prescriptions and performing facial aesthetic procedures, we believe that the size of our sales force is appropriate to reach our target physicians. Our therapeutic dermatology sales force consists of 133 employees who regularly call on approximately 10,000 dermatologists. Our facial aesthetic sales force consists of 96 employees who regularly call on leading plastic surgeons, facial plastic surgeons, dermatologists and dermatologic surgeons. We also have four national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations.
     Our strategy is to cultivate relationships of trust and confidence with the high prescribing dermatologists and the leading plastic surgeons in the U.S. We use a variety of marketing techniques to promote our products including sampling, journal advertising, promotional materials, specialty publications, coupons, educational interactions and informational websites. We also promote our facial aesthetic products through television and radio advertising.
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

Customers
     Our customers include certain of the nation’s leading wholesale pharmaceutical distributors, such as AmerisourceBergen Corporation (“AmerisourceBergen”), Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”) and other major drug chains. During 2010, 2009 and 2008, these customers accounted for the following portions of our net revenues:

	2010	2009	2008

McKesson	42.6%	40.8%	45.8%
Cardinal	35.4%	37.1%	21.2%
AmerisourceBergen	10.8%	*	*

*	less than 10%
     McKesson is the sole distributor of our RESTYLANE® and PERLANE® branded products and DYSPORT® in the U.S.
Third-Party Reimbursement
     Our operating results and business success depend in large part on the availability of adequate third-party payor reimbursement to patients for our prescription brand products. These third-party payors include governmental entities such as Medicaid, private health insurers and managed care organizations. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to them and the pharmacy benefit managers that serve many of these organizations has become important to our business.
     The trend toward managed healthcare in the U.S. and the growth of managed care organizations, as well as the implementation of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010, together known as the “Affordable Care Act,” could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians.
     Some of our products may be covered for Medicare beneficiaries under the expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. These plans negotiate discounts from drug manufacturers and pass some of the savings to Medicare beneficiaries. Beginning in 2011, the Affordable Care Act makes several changes to Medicare Part D to phase-out the patient coverage gap (e.g., “doughnut hole”) by reducing patient responsibility in the coverage gap from 100% in 2010 to 25% in 2020. Also beginning in 2011, drug manufacturers will be obligated to pay quarterly applicable discounts of 50% of the negotiated price of branded drugs issued to Medicare Part D patients in the coverage gap. Medicis likely will be obligated to pay new rebates to the federal government under this Medicare Part D Coverage Gap Discount Program.
     Some of our products, such as our facial aesthetics products DYSPORT®, RESTYLANE® and PERLANE®, are not of a type generally eligible for reimbursement. It is possible that products manufactured by others could address the same effects as our products and be subject to reimbursement. If this were the case, some of our products may be unable to compete on a price basis. In addition, decisions by state regulatory agencies, including state pharmacy boards, and/or retail pharmacies may require substitution of generic for branded products, may prefer competitors’ products over our own, and may impair our pricing and thereby constrain our market share and growth.

Seasonality
     Our business, taken as a whole, is not materially affected by seasonal factors. We schedule our inventory purchases to meet anticipated customer demand. As a result, relatively small delays in the receipt of manufactured products by us could result in revenues being deferred or lost.
Manufacturing
     We currently, except for the LIPOSONIXTM technology, outsource all of our manufacturing needs, and we are required by the FDA to contract only with manufacturers who comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. Typically our manufacturing contracts are short term. We review our manufacturing arrangements on a regular basis and assess the viability of alternative manufacturers and suppliers of raw materials if our current manufacturers are unable to fulfill our needs. If any of our manufacturing partners are unable to perform their obligations under our manufacturing agreements or if any of our manufacturing agreements are terminated, we may experience a disruption in the manufacturing of the applicable product that would adversely affect our results of operations. In some cases, the sources of our raw materials are outside of the U.S., and as such we cannot always guarantee that the political and industry climate in these countries will always be stable and provide a surety of supply. We also work though U.S. agents for the supply of active pharmaceutical ingredients brought into the U.S. and in some cases are only able to purchase on a purchase order basis. While we attempt to understand and mitigate risks within the supply chain for manufacturers and suppliers, it is not always feasible and possible to identify willing alternate sources, often due to the nature of the product lines we produce. In certain cases, we may increase inventory levels as a risk mitigating activity. Additionally, in many cases our manufacturers and suppliers are privately-held or closely-held corporations, so it potentially can be difficult to assess the financial health and viability of our manufacturers and suppliers. We attempt to mitigate this risk through up-front diligence as well as ongoing diligence of the financial status and operational capabilities of our manufacturers and suppliers.
     Under several exclusive supply agreements, with certain exceptions, we must purchase most of our product supply from specific manufacturers. If any of these exclusive manufacturer or supplier relationships were terminated, we would be forced to find a replacement manufacturer or supplier. The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA’s regulations, including the cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility, the qualification of a new supply source and the approval of that manufacturer for a new drug product may take a year or more before commercial manufacture can begin at the facility. Delays in obtaining FDA qualification and validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance to assist in covering the loss of income for products where we do not have a secondary manufacturer, which may reduce the harm to us from the interruption of the manufacturing of our largest-selling products caused by certain events, the loss of a manufacturer could still cause a significant reduction in our sales, margins and market share, as well as harm our overall business and financial results.
     We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are currently available from only one source and others may in the future become available from only one source. We try to maintain inventory levels at various in-process stages (e.g., raw material inventory and finished product inventory) that are no greater than necessary to meet our current projections, which could have the effect of exacerbating supply problems. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products and prevent us from increasing raw material and finished product inventory levels to mitigate supply risks as a temporary solution. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues. In addition, any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products, which would adversely affect our financial condition and results of operations.
     Our VANOS® and ZIANA® branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that automatically renews on an annual basis, unless terminated by either party. We are also in the process of evaluating alternative manufacturing facilities for some of these products.

     Our RESTYLANE® and PERLANE® branded products in the U.S. and Canada are manufactured by Q-Med pursuant to a long-term supply agreement that expires no earlier than 2014.
     Our DYSPORT® branded product is manufactured by Ipsen pursuant to a long-term supply agreement that expires in 2036.
     Our SOLODYN® branded product is manufactured by Wellspring Pharmaceutical and aaiPharma pursuant to long-term supply agreements that expire in 2012 unless extended by mutual agreement. We are also in the process of evaluating an alternative packaging facility for future SOLODYN® production.
Raw Materials
     We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are currently available from only one source and others may in the future become available from only one source. Any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products. We are also in the process of evaluating alternative raw material suppliers for some of our products.
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
     We have obtained and licensed a number of patents covering key aspects of our products, including a U.S. patent expiring in December 2017 or later covering RESTYLANE®, two U.S. patents expiring in February 2018 and November 2025 or later covering SOLODYN® Tablets, two U.S. patents expiring in February 2015 and August 2020 covering ZIANA® Gel, one U.S. patent expiring in December 2021, two U.S. patents expiring in January 2023 and two U.S. patents expiring in August and September 2022, respectively, covering VANOS® Cream, two U.S. patents expiring in October 2024 and October 2026 covering LIPOSONIXTM technology and two U.S. patents expiring in April 2027 covering 90mg SOLODYN® Tablets. We have patent applications pending relating to SOLODYN® Tablets and LOPROX® Shampoo (ciclopirox) 1%. We are also pursuing several other U.S. and foreign patent applications. We hold additional LIPOSONIXTM patents, and have numerous LIPOSONIXTM patent applications pending in the U.S. and in other countries.
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
     Third parties may challenge and seek to invalidate, limit or circumvent our patents and patent applications relating to our products, product candidates and technologies. Such challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs of defending the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, be costly and can preclude or delay the commercialization of products or result in the genericization of markets for our products. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” for information concerning our current intellectual property litigation.
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
     Our facial aesthetics products compete primarily against certain products of Allergan. DYSPORT® competes directly with Allergan’s Botox® Cosmetic, an established botulinum toxin product that was approved by the FDA for aesthetic purposes in 2002. Allergan is a larger company than Medicis, and has greater financial resources than those available to us. There are also other botulinum toxin products under development, including products from Johnson & Johnson and its subsidiary Mentor Corporation and Merz Aesthetics, which claim to offer equivalent or greater aesthetic benefits than DYSPORT® and, if approved, the companies producing such products could charge less to doctors for their products.
     Among other dermal filler products, Allergan markets Juvéderm® Ultra, Juvéderm® Ultra XC, Juvéderm® Ultra Plus and Juvéderm® Ultra Plus XC. Other dermal filler products on the market include: Artefill© by Suneva Medical, ElevessTM and HydrelleTM by Anika Therapeutics, Prevelle® Silk by Mentor Corporation, Radiesse® by Merz Aesthetics and Sculptra® Aesthetic by Sanofi-Aventis. Patients may differentiate these products from RESTYLANE®, RESTYLANE-L®, PERLANE® and PERLANE-L® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval, including products from Allergan, Fibrocell Science, Johnson & Johnson and its subsidiary Mentor Corporation and Merz Aesthetics, which claim to offer equivalent or greater facial aesthetic benefits than RESTYLANE®, RESTYLANE-L®, PERLANE® and PERLANE-L® and, if approved, the companies producing such products could charge less to doctors for their products.
Government Regulation
     The manufacture and sale of medical devices, drugs and biological products are subject to regulation principally by the FDA, but also by other federal agencies, such as the Drug Enforcement Administration (“DEA”), and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”), the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended (“FDCA”) and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products.
     The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events. Because there have been post-marketing reports of serious adverse events (reported hours to weeks after injection) for botulinum toxin products that are consistent with this class of products, a Boxed Warning is now required for all marketed botulinum toxin products, including our product DYSPORT®, and competitor products Botox®, Botox® Cosmetic, Myobloc® and Xeomin®. This is known as a “class label.” The FDA’s requirement for a Boxed Warning on all marketed botulinum toxin products is the culmination of a safety review of Botox®, Botox® Cosmetic and Myobloc® that the agency announced in early 2008. In addition to the Boxed Warning, the FDA has required implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) for all marketed botulinum toxin products. The REMS will help ensure that healthcare professionals and patients are adequately informed about product risks. The FDA notified the manufacturers of Botox®, Botox® Cosmetic, Myobloc® and Xeomin® that label changes (e.g., the Boxed Warning) and a REMS are necessary to ensure product risks are adequately communicated to healthcare providers and patients. The Boxed Warning and REMS for DYSPORT® were approved by the FDA as part of the product approval.
     Our RESTYLANE® and PERLANE® dermal filler products are prescription medical devices intended for human use and are subject to regulation by the FDA in the U.S. Unless an exemption applies, a medical device in the U.S. must have a Premarket Approval Application (“PMA”) in accordance with the FDCA, or a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market). RESTYLANE®, PERLANE® and non-collagen dermal fillers are subject to PMA regulations that require premarket review of clinical data on safety and effectiveness. FDA device regulations for PMAs generally require reasonable assurance of safety and effectiveness prior to marketing, including safety and efficacy data obtained under clinical protocols approved under an Investigational Device Exemption (“IDE”) and the manufacturing of the device requires compliance with “quality system regulations” (“QSRs”), as verified by detailed FDA inspections of manufacturing facilities. These regulations also require post-approval reporting of alleged product defects, recalls and certain adverse experiences to the FDA. Generally, FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, QSRs and other general requirements that are also applicable to all classes of medical devices but, at least currently, most are not subject to premarket review. Class II devices are subject to special controls in addition to general controls and generally require the submission of a premarket notification 510(k) clearance before marketing is permitted. Class III devices are subject to the most comprehensive regulation and in most cases, other than those that remain grandfathered based on clinical use before 1976, require submission to the FDA of a PMA application that includes biocompatibility, manufacturing and clinical data supporting the safety and effectiveness of the device as well as compliance with the same provisions applicable to all medical devices such as QSRs. Annual reports must be submitted to the FDA, as well as descriptions of certain adverse events that are reported to the sponsor within specified timeframes of receipt of such reports. RESTYLANE® and PERLANE® are regulated as Class III PMA-required medical devices. RESTYLANE® and PERLANE® have been approved by the FDA under a PMA.
     In general, products falling within the FDA’s definition of “new drugs,” including both drugs and biological products, require premarket approval by the FDA. Products falling within the FDA’s definition of “drugs” and that are “generally recognized as safe and effective” (and therefore not “new drugs”) may not require premarketing clearance although all drugs must comply with a host of marketing requirements, such as product labeling, and post-market regulations, including but not limited to, manufacture under cGMP and adverse experience reporting.
     “New drug” products are thoroughly tested to demonstrate their safety and effectiveness. Preclinical or biocompatibility testing is generally conducted on laboratory animals to evaluate the potential safety and toxicity of a drug. The results of these studies are submitted to the FDA as a part of an Investigational New Drug Application (”IND”), which must be effective before clinical trials in humans can begin. Typically, clinical evaluation of new drugs involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of healthy subjects to determine the early safety profile, the relationship of safety to dose, and the pattern of drug distribution and metabolism. In Phase II, one or more clinical trials are conducted with groups of patients afflicted with a specific disease or condition to determine preliminary efficacy and expanded evidence of safety; the degree of effect, if any, as compared to the current treatment regimen; and the optimal dose to be used in large scale trials. In Phase III, typically at least two large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease or condition to provide sufficient confirmatory data to support the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.
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
     Generic versions of new drugs may also be approved by the agency pursuant to an Abbreviated New Drug Application (“ANDA”) if the product is pharmaceutically equivalent (i.e. it has the same active ingredient, strength, dosage form and route of administration) and bioequivalent to the reference listed drug (“RLD”). The agency will not approve an ANDA, however, if the RLD has statutory marketing exclusivity. If the RLD has patent protection and the patent is listed in the FDA’s Orange Book, the FDA will approve an ANDA generally only if the applicant filed a paragraph IV certification and there is no 30-month stay in place. For oral or parental dosage forms, approval of an ANDA does not generally require the submission of clinical data on the safety and effectiveness of the drug product. For certain topical drug products submitted under ANDAs, clinical studies demonstrating equivalence to the innovator drug product may be required. For solid oral dosage forms, the applicant must provide dissolution and/or bioequivalence studies to show that the active ingredient in the generic drug sponsor’s application is comparably bioavailable as the RLD upon which the ANDA is based.
     FDA approval is required before a “new drug” product may be marketed in the U.S. However, many historically over-the-counter (“OTC”) drugs are exempt from the FDA’s premarket approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review to evaluate the safety and effectiveness of all OTC active ingredients and associated labeling (“OTC drugs”). Through this process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. Before issuance of a final OTC drug monograph as a federal regulation, OTC drugs are classified by the FDA in one of three categories: Category I ingredients and labeling which are deemed “generally recognized as safe and effective” for OTC use; Category II ingredients and labeling, which are deemed “not generally recognized as safe and effective” for OTC use; and Category III ingredients and labeling, for which “available data are insufficient” to classify as Category I or II, pending further studies. Based upon the results of these ongoing studies and pursuant to a court order, the FDA is required to reclassify all Category III ingredients as either Category I or Category II before issuance of a final monograph through notice and comment rule-making. For certain categories of OTC drugs not yet subject to a final monograph, the FDA usually permits such drugs to continue to be marketed until a final monograph becomes effective, unless the drug will pose a potential health hazard to consumers. Stated differently, the FDA generally permits continued marketing only of any Category I products and Category II products that are “safe but unknown efficacy” products during the pendency of a final monograph. Drugs subject to final monographs, as well as drugs that are subject only to proposed monographs, are also and separately subject to various FDA regulations concerning, for example, cGMP, general and specific OTC labeling requirements and prohibitions against promotion for conditions other than those stated in the labeling. OTC drug manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.
     The active ingredient in the LOPROX® (ciclopirox) products has been approved by the FDA under multiple NDAs. The active ingredient in the DYNACIN® (minocycline HCl Tablets, USP) branded products has been approved by the FDA under multiple ANDAs. Benzoyl peroxide, the active ingredient in the TRIAZ® products (including TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths, Cleansers and Pads), has been classified as a Category III ingredient under a final FDA monograph for OTC use in treatment of labeled conditions, effective March 4, 2011. The TRIAZ® products, which we currently sell on a prescription basis, have the same ingredients at the same dosage levels as the OTC products. As of the effective date of the final monograph, prescription TRIAZ® will no longer be sold by Medicis; however, we are considering whether to sell TRIAZ® as an OTC product after March 4, 2011.
     Our TRIAZ® branded products must meet the composition and labeling requirements established by the FDA for OTC products containing their respective basic ingredients. We believe that compliance with those established standards avoids the requirement for premarket clearance of TRIAZ® if sold OTC. There can be no assurance that the FDA will not take a contrary position in the future. Our PLEXION® branded products (including PLEXION® (sodium sulfacetaminde 10% and sulfur 5%) Cleanser, Cleansing Cloths and SCT), which contain the active ingredients sodium sulfacetamide and sulfur, are marketed under the FDA compliance policy entitled “Marketed New Drugs without Approved NDAs or ANDAs.”
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
     Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a disease or condition that affects populations of fewer than 200,000 individuals in the U.S. or a disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years. AMMONUL® (sodium phenylacetate and sodium benzoate) Injection 10%/10%, adjunctive therapy for the treatment of acute hyperammonemia and associated encephalopathy in patients with deficiencies in enzymes of the urea cycle, has been granted orphan drug status.
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
Employees
     At December 31, 2010, we had 679 full-time employees. No employees are subject to a collective bargaining agreement. We believe we have a good relationship with our employees.

Available Information
     We make available free of charge on or through our Internet website, www.Medicis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also make available free of charge on or through our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Nominating and Governance Committee Charter, Stock Option and Compensation Committee Charter, Audit Committee Charter, Employee Development and Retention Committee Charter and Compliance Committee Charter. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
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
     We currently have two issued patents, the ’838 Patent and the ’705 Patent, relating to SOLODYN® that do not expire until 2018 and 2025 or later, respectively, and two other issued patents, the ’347 Patent and the ’373 Patent, relating to 90mg SOLODYN® Tablets that do not expire until 2027. As part of our patent strategy, we are currently pursuing additional patent applications for SOLODYN®. However, we cannot provide any assurance that any additional patents will be issued relating to SOLODYN®. The failure to obtain additional patent protection could adversely affect our ability to deter generic competition, which would adversely affect SOLODYN® revenue and our results of operations.
We have faced generic competition in the past and expect to face additional generic competition in the near future.
     Competition from manufacturers of generic drugs is, and we expect will continue to be, a significant challenge for us. Upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our products, we can lose a significant portion of sales of that product in a very short period, which can adversely affect our business. In addition, our patent-protected products may face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. Further, the patents covering our products, including SOLODYN®, VANOS® and LOPROX®, continue to be challenged by generic manufacturers and we expect additional challenges. Under the Hatch-Waxman Act, any generic pharmaceutical manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity of or claiming non-infringement of a patent listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the FDA’s “Orange Book,” four years after the pioneer company obtains approval of its New Drug Application. Multiple companies have filed, and we expect additional companies will file, Paragraph IV certifications challenging the patents associated with some of our key products. Companies typically do not advise us as to the timing or status of the FDA’s review of their ANDA filings, or whether they have complied with FDA requirements for proving bioequivalence. Paragraph IV certifications commonly allege that one or more of our patents is invalid and/or will not be infringed by the filer’s manufacture, use, sale and/or importation of the products for which the ANDA was submitted. If a Paragraph IV challenge were to succeed, any affected product would face generic competition and its sales would likely decline materially. We have from time to time entered into settlement agreements with certain companies that have filed Paragraph IV certifications, but there can be no assurance that we will be able to enter into such settlements in the future. In addition, we have on occasion entered into license and settlement agreements with certain companies, including agreements to market authorized generic versions of our branded products. It is possible that such agreements could result in the forfeiture of any marketing exclusivity held by those companies resulting in the FDA potentially approving additional generic versions of our branded products. If any of our primary products are rendered obsolete or uneconomical by competitive changes, including generic competition, our results of operation would be materially and adversely affected.
     See Item 3 of Part I of this report, “Legal Proceedings,” and Note 12, “Commitments and Contingences,” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules.”
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
     See Item 3 of Part I of this report, “Legal Proceedings,” and Note 12, “Commitments and Contingencies” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” for information concerning our current intellectual property litigation.
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
     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in developing and manufacturing many of our primary products. It is our policy to require all of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking or disclosing our proprietary information and technology and we employ other strategies to protect our trade secrets and other confidential information. Nevertheless, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or proprietary know-how. In addition, others may independently develop similar or equivalent trade secrets or proprietary know-how.
The FDA may authorize sales of certain prescription pharmaceuticals on an over-the-counter drug or a non-prescription basis, which would reduce the profitability of our prescription products.
     From time to time, the FDA may elect to permit sales of certain pharmaceuticals currently sold on a prescription basis, without a prescription. FDA approval of the sale of our products without a prescription would reduce demand for our competing prescription products and, accordingly, reduce our profits. The FDA may also require us to stop selling our product as a prescription drug and obtain approval of the product for OTC sale or require us to comply with an OTC monograph, which may materially and adversely affect our business, financial condition and results of operations. For example, the FDA recently classified benzoyl peroxide, the active ingredient in our TRIAZ® products, as a Category III ingredient under a final FDA monograph for OTC use in treatment of labeled conditions, effective March 4, 2011. Because our TRIAZ® products, which we sell on a prescription basis, have the same ingredients at the same dosage levels as the OTC products, as of the effective date of the final monograph, TRIAZ® will no longer be available by prescription.
     In addition to the impact described above relating to the FDA’s approval of the sale of certain pharmaceutical products on an OTC drug or a non-prescription basis, the FDA imposes certain composition and labeling requirements on OTC products, which may also have an adverse effect on the profitability of any affected pharmaceutical products.
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
     The research, development and marketing of our products are subject to extensive regulation by government agencies in the U.S, particularly the FDA, and other countries. The process of obtaining FDA and other regulatory approvals is time consuming and expensive. Clinical trials are required, and the manufacturing of pharmaceutical and medical device products is subject to rigorous testing procedures. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture or market any of the products we develop, acquire or license on a timely basis or at all. Moreover, the costs to obtain approvals could be considerable, and the failure to obtain or delays in obtaining an approval could significantly harm our business performance and financial results. Marketing approval or clearance of a new product or new indication for an approved product may be delayed, restricted, or denied for many reasons, including:
•	determination by the FDA that the product is not safe and effective;

•	a different interpretation of preclinical and clinical data by the FDA;

•	failure to obtain approval of the manufacturing process or facilities;

•	results of post-marketing studies;

•	changes in FDA policy or regulations related to product approvals; and

•	failure to comply with applicable regulatory requirements.
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
     In addition to the potential impact of any FDA allegations or enforcement described above, the FTC has the power to impose a number of sanctions, including prohibiting us from making certain claims about our products or requiring us to stop selling certain products.
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
     Federal health care program anti-kickback statutes prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on one hand and prescribers, purchasers and formulary managers on the other. In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the “Affordable Care Act,” which, among other things, amends the intent requirement of the federal anti-kickback statute. In particular, a person or entity no longer needs to have actual knowledge of the anti-kickback statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. From time to time we may enter into business arrangements (e.g., loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators. Although we believe that we are in compliance, our practices may be determined to fail to meet all of the criteria for safe harbor protection from anti-kickback liability.
     The Affordable Care Act also imposes new reporting and disclosure requirements on pharmaceutical and device manufacturers for any “transfer of value” made or distributed to prescribers and other health care providers, effective March 30, 2013. Such information will be made available on the Internet in a searchable format beginning on September 30, 2013. In addition, pharmaceutical and device manufacturers will be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. The failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failure”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Effective April 1, 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report on the drug samples they provide to physicians.
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
     On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. As a result of the investigation, prosecutions and other proceedings, certain past and present sales and marketing employees and officers separated from the Company. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” for information concerning our current litigation.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.
     The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation in the United States and in foreign countries. While we have developed and instituted a corporate compliance program based on what we believe to be current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal, state or foreign regulations and/or laws or the CIA we entered into with the OIG. If we fail to comply with the CIA or any of these regulations and/or laws, a range of actions could result, including, but not limited to, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.
We depend on a limited number of customers for a substantial portion of our revenues, and if we lose any of them, our business could be harmed.
     Our customers include some of the United States’ leading wholesale pharmaceutical distributors, such as Cardinal, McKesson, and major drug chains. We are party to distribution services agreements with McKesson and Cardinal. During 2010, McKesson and Cardinal accounted for 42.6% and 35.4%, respectively, of our net revenues. During 2009, McKesson and Cardinal accounted for 40.8% and 37.1%, respectively, of our net revenues. During 2008, McKesson and Cardinal accounted for 45.8% and 21.2%, respectively, of our net revenues. The loss of either of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. McKesson is our sole distributor of our RESTYLANE® and PERLANE® branded products and DYSPORT® in the U.S.
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
     We believe that the prescription volume of our primary prescription products, in particular, SOLODYN®, VANOS® and ZIANA®, and sales of our facial aesthetic products, DYSPORT®, RESTYLANE® and PERLANE®, will continue to constitute a significant portion of our sales revenue for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations.
     DYSPORT® competes directly with Allergan’s Botox® Cosmetic, an established botulinum toxin product that was approved by the FDA for aesthetic purposes in 2002.
     We are experiencing intense competition in the dermal filler market. Other dermal filler products on the market include: Juvéderm®, Prevelle® Silk, Radiesse®, Sculptra® Aesthetic, Artefill® and HydrelleTM. Patients may differentiate these products from our RESTYLANE® and PERLANE® branded products based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products.
     We are involved in patent litigation with certain competitors, primarily related to our SOLODYN® and VANOS® branded products. See the previously listed Risk Factor, “Certain of our primary products could lose patent protection in the near future and become subject to competition from generic forms of such products. If that were to occur, sales of those products would decline significantly and such decline could have a material adverse effect on our results of operations,” Item 3 of Part I of this report, “Legal Proceedings,” and Note 12, “Commitments and Contingencies” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules” for information concerning our current intellectual property litigation. There can be no assurance that we will prevail in patent litigation or that these competitors will not successfully introduce products that would cause a loss of our market share and reduce our revenues.
     Sales related to our primary prescription drug products, including SOLODYN®, VANOS® and ZIANA®, and sales of our facial aesthetic products, DYSPORT®, RESTYLANE® and PERLANE® could also be adversely affected by other factors, including:
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
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:
•	development and launch of new competitive products, including OTC or generic competitor products;

•	the timing and receipt of FDA approvals or lack of approvals;

•	the timing and receipt of patent claim issuances or lack of issuances or rejections in prosecution or reexamination proceedings before the USPTO;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	costs related to business development transactions;

•	untimely contingent research and development payments under our third-party product development agreements;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	changes in prescription levels and the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with the possible mutation of the avian form of influenza from birds or other animal species to humans, current human morbidity, and mortality levels persist following such potential mutation;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	expenditures as a result of legal actions, including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand, and our ability to recover quickly from such economic and industry conditions;

•	changes in seasonality of demand for our products;

•	our level of research and development activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or classification of cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues;

•	failure by us or our contractors to comply with all applicable FDA and other regulatory requirements;

•	the imposition of a REMS program requirement on any of our products;

•	adverse decisions by FDA advisory committees related to any of our products; and

•	timing of payments and/or revenue recognition related to licensing agreements and/or strategic collaborations.
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
     There are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® branded products and if approved, the companies producing such products could charge less to doctors for their products.
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
     Further, certain of our collaborations with other companies provide companies with purchase or buyout rights. For example, our wholly-owned subsidiary, Ucyclyd Pharma, Inc. (“Ucyclyd”) entered into a Collaboration Agreement with Hyperion Therapeutics, Inc. (“Hyperion”) under which Hyperion has certain purchase and buyout rights with respect to the Ucyclyd development products, as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®. If such other companies, including Hyperion, decide to exercise such rights, our results of operations may be adversely affected.
Our profitability is impacted by our continued participation in governmental pharmaceutical pricing programs.
     In order for our products to receive reimbursement by state Medicaid programs and the Medicare Part B program, we must participate in the Medicaid drug rebate program. Participation in the program requires us to provide a rebate for each unit of our products that is reimbursed by Medicaid. The Affordable Care Act increased the minimum rebate percentage for all drugs, modified the rebate formula for certain drugs that are line extensions of existing drugs, and expanded the rebate obligation, which previously had applied only to utilization under fee-for-service arrangements, to also apply to drug utilization under capitated Medicaid managed care arrangements. Rebate amounts for our products are determined by a statutory formula that is based on prices defined by statute: average manufacturer price (“AMP”), which we must calculate for all products that are covered outpatient drugs under the Medicaid program, and best price, which we must calculate only for those of our covered outpatient drugs that are innovator products. The Affordable Care Act and other legislation enacted in 2010 revised the definition of AMP, effective October 1, 2010, and capped the rebate amount for innovator products at 100% of AMP. We are required to report AMP and best price for each of our covered outpatient drugs to the government on a regular basis. Under the Affordable Care Act, AMP now also will be used to calculate the federal upper limits (“FULs”) on pharmacy reimbursement amounts under the Medicaid program. These FULs are used to determine ceilings placed on the amounts that state Medicaid programs can pay for certain prescription drugs using federal dollars. Under the Affordable Care Act, FULs shall be no less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly AMPs for pharmaceutically and therapeutically equivalent multiple source drug products that are available for purchase by retail community pharmacies on a nationwide basis. We expect that the Centers for Medicare and Medicaid Services (“CMS”) will issue regulatory proposals for the implementation of these aspects of the Affordable Care Act during 2011. We cannot predict the full impact of these changes on our business nor can we predict whether there will be additional federal legislative or regulatory proposals to modify current Medicaid rebate rules. These and other cost containment measures and health care reforms could adversely affect our business.
     To receive reimbursement under state Medicaid programs and the Medicare Part B program for our products, we also are required by federal law to provide discounts under other pharmaceutical pricing programs. For example, we are required to enter into a Federal Supply Schedule (“FSS”) contract with the Department of Veterans Affairs (“VA”) under which we must make our covered drugs available to the “Big Four” federal agencies — the VA, the Department of Defense (“DoD”), the Public Health Service, and the Coast Guard — at pricing that is capped pursuant to a statutory Federal ceiling price (“FCP”) formula set forth in the Veterans Health Care Act of 1992 (“VHCA”). The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” which manufacturers are required to report on a quarterly and annual basis to the VA. FSS contracts are federal procurement contracts that include standard government terms and conditions and separate pricing for each product. In addition to the Big Four agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the VHCA formula; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. Medicis chooses to offer one single FCP-based FSS contract price for each product to the Big Four agencies as well as to all other FSS purchasers. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing to an agreed “tracking customer” is reduced.
     To receive reimbursement under state Medicaid programs and the Medicare Part B program for our products, we also are required by federal law to provide discounted purchase prices under the Public Health Service Drug Pricing Program to certain categories of entities defined by statute. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. The Affordable Care Act’s changes to the Medicaid rebate formula and the definition of AMP also could impact the discounted purchase prices that we are obligated to provide under this program. In addition, under the Affordable Care Act, additional categories of entities are eligible for these discounts, potentially increasing the volume of sales for which we must pay discounts. These discounts currently apply to outpatient utilization by eligible covered entities, but could be required as to certain inpatient utilization of certain participating covered entities under legislation that could be enacted in the near future. We cannot predict the full impact of these changes on our business, nor can we predict whether there will be additional federal legislative or regulatory proposals to modify this program or current Medicaid rebate rules which then could impact this program as well.
     In addition to the changes to these rebate and discount programs, the Affordable Care Act requires manufacturers of branded prescription drugs to pay an annual fee to the federal government beginning in 2011. Each manufacturer’s fee will be calculated based on the dollar value of its sales to certain federal programs and the aggregate dollar value of all branded prescription drug sales by covered manufacturers. A manufacturer’s fee will be its prorated share of the industry’s total fee obligation (approximately $2.5 billion in 2011 and set to increase in following years), based on the ratio of its sales to the total sales by covered entities. We cannot predict our share of this fee because it is determined in part on other entities’ sales to the relevant programs.
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
     Based on this finding, we undertook a review and recalculation of our Non-Federal Average Manufacturer Prices (“Non-FAMPs”) and related FCPs, AMPs, and Best Prices (“BPs”) for a period going back at least (3) years from the expected completion date of the recalculation to determine the impact, if any, that reclassification of customers to appropriate classes of trade might have on these reported prices. In doing the recalculation, we generally reviewed the methodologies for computing the reported prices, the classification of products under the various programs, and any other potentially significant issues identified in the course of the review. In April 2009, we completed the voluntary review of pricing data submitted to the Medicaid Drug Rebate Program (the “Program”) for the period from the first quarter of 2006 through the fourth quarter of 2007. In July 2009, we completed the extension of this review to the pricing data submitted to the Program for the period from the first quarter of 2008 through the fourth quarter of 2008. The review identified certain actions that were needed in relation to the reviewed data. We expect that the actions, when implemented, would result in an increase to our rebate liability under the

Program in the amount of approximately $3.8 million for the sixteen-quarter period reviewed. We have disclosed the results of the review and revised rebate liability to CMS, which administers the Program, and have received permission, where necessary, to file the revised pricing data. Our submission to CMS also included a request that CMS approve a change in drug category for certain of our products, which CMS approved in December 2009. We accrued $3.1 million for the 2006 and 2007 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009, and $0.7 million for the 2008 and 2009 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2010.
     Upon submission of the revised pricing figures under the Medicaid program, we determined that additional amounts were owed under the PHS Drug Pricing Program of approximately $415,700 for the period spanning from the first quarter of 2006 through the second quarter of 2010 based on the restated AMP and BP figures filed with CMS for the period January 1, 2006 though June 30, 2010. Of this amount, $188,700 and $227,000 was accrued for during 2009 and 2010, respectively, and was recognized as a reduction of net revenues.
     In addition, we conducted a review and recalculation of our Non-FAMPs and FCPs for a period spanning the duration of our applicable FSS contract to determine what, if any, impact reclassification of customers to appropriate classes of trade and any other issues identified in the course of the review might have on these reported prices. In doing the recalculation, we assigned all customers to an appropriate class of trade, implemented a revised calculation methodology, and addressed all other issues identified in the course of the review. Our review also involved assessment of compliance with the FSS Price Reductions Clause for the products on FSS contract.
     On September 15, 2008, we submitted a report to the VA detailing the recalculations and the impact figures associated with overcharges under the current FSS contract. The submission showed liability in the amount of $121,646, resulting from overcharges under our FSS contract through July 31, 2008. On December 18, 2008, we submitted a supplement to the September 15, 2008 submission, which, based on certain issues uncovered subsequent to the September 15, 2008 submission, showed an additional $61,459 in overcharges. The VA requested that Medicis make payment for FSS overcharges for the period through December 31, 2008 in the amount of $307,205 pursuant to a bill of collection dated January 5, 2011. Medicis made payment under the bill of collection on January 27, 2011.
     The Company is reviewing FSS sales transactions from January 1, 2009 through the conclusion of its prior FSS contract to identify any potential additional overcharges under the contract. To the extent that additional overcharges are identified, Medicis will calculate the FSS price impact and report accordingly to the VA. Medicis has received additional chargeback data from the wholesalers and is in the process of validating the data and performing additional impact calculations. Medicis expects to submit revised impact figures to the VA in Q1 2011.
     On March 17, 2009, the Department of Defense (“DoD”) TRICARE Management Activity (“TMA”) issued a final rule (“2009 Final Rule”) pursuant to Section 703 of the National Defense Authorization Act for Fiscal Year 2008 (“NDAA”) to establish a program under which it seeks FCP-based rebates from drug manufacturers on TRICARE retail utilization. Under the 2009 Final Rule, DoD claimed an entitlement to rebates on TRICARE Retail Pharmacy utilization from January 28, 2008 forward, unless TMA grants a waiver or compromise of amounts due from utilization in quarters that have passed prior to execution of a voluntary agreement with DoD. Pursuant to the 2009 Final Rule, rebates are computed by subtracting the applicable FCP from the corresponding Annual Non-FAMP.
     DoD asserted in the 2009 Final Rule the right to apply offsets and/or proceed under the Debt Collection Act, in the event that a company does not pay rebates or request a waiver of rebate liability in a timely fashion. DoD also required “voluntary” rebate agreement proposals to be submitted by manufacturers on or before June 1, 2009, under which manufacturers would be obligated to pay rebates on TRICARE retail utilization. Medicis submitted a proposed voluntary pricing agreement in a timely manner. The agreement offered to provide FCP-based rebates on utilization occurring on or after the effective date of the agreement. The agreement was signed and executed by the DoD and Medicis, with an effective date of June 29, 2009. Medicis also submitted a waiver, pursuant to the terms of the 2009 Final Rule, for amounts due prior to execution of that agreement.
     The calculated estimated liability for 2008 TRICARE retail utilization is $1,560,878 and was accrued for in the Company’s financial statements as of the quarter ending March 31, 2009. Additionally, TRICARE retail utilization for Q1 2009 has been received and the estimated liability for Q1 2009 of $756,043 was accrued for in the Company’s financial statements as of the quarter ending March 31, 2009. As of September 30, 2009, TRICARE retail utilization data for Q2 2009 was received and the liability calculated to the government for the time period of April 1, 2009 through June 28, 2009 is $565,316, and this amount is accrued for in the Company’s financial statements as of the quarter ending June 30, 2009. As of the quarter ending September 30, 2009, the Company added an additional $98,816 to the accrual for the time period of April 1, 2009 through June 28, 2009.
     DoD has not responded to the Company’s waiver requests. Pursuant to the terms of the 2009 Final Rule, during the pendency of the waiver requests, Medicis is not required to pay rebates subject to the requests and is considered to be in compliance with the 2009 Final Rule with respect to the requirement to pay such amounts. In the event DoD does not grant the Company’s request in full, Medicis has reserved the right to challenge DoD’s asserted right to rebates on pre-voluntary agreement TRICARE retail utilization. Should DoD reject the Company’s waiver request in full, under the 2009 Final Rule, DoD would seek payment of $2,316,921 for the period including 2008 and Q1 2009, plus payment of $565,316 for Q2 2009 under the TRICARE retail program.
     On October 15, 2010, DoD issued a revised final rule (“2010 Final Rule”) implementing the Section 703 TRICARE retail rebate program. 75 Fed. Reg. 63,383 (Oct. 15, 2010). The 2010 Final Rule is nearly identical in substance to the 2009 Final Rule and readopts DoD’s approach of requesting voluntary agreements obligating manufacturers to pay rebates on TRICARE retail utilization. Reissuance of the final rule resulted from a lawsuit filed by the Coalition for Common Sense in Government Procurement (“Coalition”) in the U.S. District Court for the District of Columbia, which successfully challenged the validity of DoD’s assertion in the 2009 Final Rule that Section 703 mandated a manufacturer rebate program to allow DoD to access FCPs. Coal. for Common Sense in Gov’t Procurement v. United States, 671 F. Supp. 2d 48 (D.D.C. 2009).
We will be unable to meet our anticipated development and commercialization timelines if clinical trials for our products are unsuccessful, delayed, or additional information is required by the FDA.
     The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trials activities are subject to extensive regulation and review by numerous governmental authorities. Before obtaining regulatory approvals for the commercial sale of any products, we and/or our partners must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process that may be subject to unexpected delays. For example, on July 1, 2010, we received a letter from the FDA with respect to our 510(k) application to market our LIPOSONIXTM system in the U.S., which indicated that the data presented in the 510(k) application was not sufficient to support a finding of substantial equivalence. We believe we have additional data and analyses to support a finding of substantial equivalence; however, there can be no assurance that the FDA will approve our 510(k) application to market our LIPOSONIXTM system in the U.S. or that there will not be any further delays or additional requests for information by the FDA.
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
Compliance with the requirements of federal and state laws pertaining to the privacy and security of health information may be time consuming, difficult and costly, and if we are unable to or fail to comply with such laws, our financial condition, results of operations and cash flows may be adversely affected.
     We are subject to various privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (as amended, “HIPAA”). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws and the potential liability associated with the failure to comply with these laws could adversely affect our financial condition, results of operations and cash flows.
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
     Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2011. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.
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
     Our existing cash and short-term investments are available for dividends, strategic investments, acquisitions of companies or products complementary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. We may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. As a result of the volatility and disruption of the capital and credit markets since the latter part of 2008, the markets have exerted downward pressure on the availability of liquidity and credit capacity; therefore, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which may adversely affect our financial condition and results of operations.
Negative conditions in the credit markets may impair the liquidity of a portion of our short-term and long-term investments.
     Our short-term and long-term investments consist of corporate and various government agency and municipal debt securities and auction rate floating securities. As of December 31, 2010, our investments included $21.5 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets in recent years have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. Since early 2008, there has been insufficient demand at auction for auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to liquidate the securities until a future auction on these investments is successful. We could be required to record impairment losses in the future, depending on market conditions.
As we expand our international business operations, we may be subject to risks associated with doing business internationally.
     As we engage in and expand our operations internationally, our business will be subject to certain risks inherent in international business, many of which are beyond our control. These risks include, among other things:
•	adverse changes in tariff and trade protection measures;

•	reductions in the reimbursement amounts we receive for our products from foreign governments and foreign insurance providers;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	differing labor regulations;

•	changing economic conditions in countries where our products are sold or manufactured or in other countries;

•	differing local product preferences and product requirements;

•	exchange rate risks;

•	restrictions on the repatriation of funds;

•	political unrest and hostilities;

•	product liability, intellectual property and other claims;

•	new export license requirements;

•	differing degrees of protection for intellectual property; and

•	difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the U.S. Foreign Corrupt Practices Act, or FCPA.
     Any of these factors, or any other international factors, could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we may be able to successfully manage these risks or avoid their effects.

We may be subject to risks arising from currency exchange rates, which could increase our costs and may cause our profitability to decline.
     As we expand our international business operations, we may collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates may affect our operating results. We cannot assure you that future exchange rate movements, inflation or other related factors will not have a material adverse effect on our sales or operating expenses.
If Q-Med is unable to protect its intellectual property and proprietary rights with respect to our dermal filler products, our business could suffer.
     The exclusivity period of the license granted to us by Q-Med for RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM will terminate on the later of (i) the expiration of the last patent covering the products (estimated to be 2017) or (ii) upon the licensed know-how becoming publicly known. If the validity or enforceability of our patents is successfully challenged, the cost to us could be significant and our business may be harmed. For example, if any such challenges are successful, Q-Med may be unable to supply products to us. As a result, we may be unable to market, distribute and commercialize the products or it may no longer be profitable for us to do so.
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
We have a significant amount of intangible assets, which may never generate the returns we expect.
     Our identifiable intangible assets, which include trademarks and trade names, license agreements and patents acquired in acquisitions, were $195.3 million at December 31, 2010, representing approximately 14.6% of our total assets of $1.34 billion. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $92.4 million at December 31, 2010, representing approximately 6.9% of our total assets. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. Under Accounting Standards Codification (“ASC”) No. 350 “Intangibles—Goodwill and Other”, goodwill is reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets, and any determination requiring the write-off of a significant portion of intangible assets may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We may acquire technologies, products and companies in the future and these acquisitions could disrupt our business and harm our financial condition and results of operations. In addition, we may not obtain the benefits that the acquisitions were intended to create and this may cause us to undertake certain strategic alternatives and changes, which may include the discontinuation of certain aspects of our business and/or the divestiture of certain of our product lines.
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
     In the event that we are unable to obtain the benefits that our acquisitions were intended to create, we may be required to consider strategic alternatives and changes, including the discontinuation of certain aspects of our business and/or the divestiture of certain product lines, which may subject us to a number of risks, including causing strains on our ongoing operations by distracting our management and by causing us to incur substantial exit costs, losses and liabilities. For example, as a result of our strategic planning process and the current regulatory and commercial capital equipment environment, we have decided to explore strategic alternatives as it relates to our LipoSonix business, which we acquired in July 2008, including but not limited to, the sale of the stand-alone business. We have engaged Deutsche Bank to assist us in our exploration of strategic alternatives for LipoSonix. Furthermore, as a result of our decision to pursue strategic alternatives with respect to our LipoSonix business, the Company has decided to classify the LipoSonix business as a discontinued operation for financial statement reporting purposes beginning in the first quarter of 2011.
     Further, there is no guarantee that we will be able to successfully undertake such strategic alternatives and changes. The inability to do so will create a number of risks, including the diversion of management’s attention, a negative impact on our customer relationships and the potential costs associated with retaining the targeted divestiture. Although, we will pursue strategic alternatives relating to our LipoSonix business, we cannot guarantee that we will be able to successfully complete any of the strategic alternatives that we choose to pursue, which may have a material, negative impact on our results of operations. Our inability to sell LipoSonix or to successfully complete any other potential strategic alternative may cause us to suffer a significant loss on our investment in LipoSonix.
We may discontinue existing product lines, which may adversely impact our business and results of operations.
     We continually evaluate the performance of our product lines, and may determine that it is in the best interest of the Company to discontinue certain of our product lines. For example, we have determined that we will be discontinuing TRIAZ® and PLEXION® in early 2011. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate product lines to discontinue or that our decision to discontinue various products lines is prudent if market conditions change. In addition, there are no assurances that the discontinuance of product lines will reduce our operating expenses or will not cause us to incur material charges associated with such a decision. Furthermore, the discontinuance of existing product lines entails various risks, including, in the event that we decide to sell the discontinued product, the risk that we will not be able to find a purchaser for a product line or that the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our discontinued product lines, which could prevent us from selling other products to them in the future. Moreover, we may incur other significant liabilities and costs associated with our discontinuance of product lines.
We rely on third parties to conduct business operations outside of the U.S., and we may be adversely affected if they act in violation of the U.S. Foreign Corrupt Practices Act or other anti-bribery laws.
     The FCPA and similar anti-bribery laws in other jurisdictions prohibit companies and their agents from making improper payments to government officials for the purpose of obtaining or retaining business. These laws are complex and often difficult to interpret and apply, and in certain cases, local business practices may conflict with strict adherence to anti-bribery laws. Our policies and contractual arrangements are designed to maintain compliance with these anti-bribery laws. We perform, on a periodic basis, an extensive background check to verify several aspects of compliance, including but not limited to, national and international “black lists”. We also provide training to relevant employees and agents regarding compliance with anti-bribery laws. We cannot guarantee that our policies and procedures, contractual obligations, background checks and training programs will prevent reckless or criminal acts committed by our employees or agents. Violations may result in criminal and civil penalties, including fines, imprisonment, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products, and exclusion from participation in government healthcare programs. Allegations or evidence that we or our agents have violated these laws could disrupt our business and subject us to criminal or civil enforcement actions. Such action could have a material adverse effect on our business.
Our success depends on our ability to manage our growth.
     We have experienced a period of rapid growth from both acquisitions and internal expansion of our operations. This growth has placed significant demands on our personnel and financial resources. We must continue to improve our operational, financial and management information controls and systems and effectively motivate, train and manage our employees to properly manage this growth. If we do not manage this growth effectively, maintain the quality of our products despite the demands on our resources and retain key personnel, our business could be harmed.
We rely on others to manufacture our products.
     Currently, we rely on third-party manufacturers for much of our product manufacturing needs. All third-party manufacturers are required by law to comply with the FDA’s regulations, including the cGMP regulations (for drugs and biologics) and the QSR (for medical devices), as applicable. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, our third-party manufacturers are contractually obligated to comply with all applicable laws and regulations. However, we cannot guarantee that third-party manufacturers will ensure compliance with all applicable laws and regulations. Failure of a third-party manufacturer to maintain compliance with applicable laws and regulations could result in decreased sales of our products and decreased revenues. Failure of a third-party manufacturer to maintain compliance with applicable laws and regulations also could result in reputational harm to us and potentially subject us to sanctions, including:
•	delays, warning letters, and fines;

•	product recalls or seizures;

•	injunctions on sales;

•	refusal of the FDA to review pending applications;

•	total or partial suspension of production;

•	withdrawal of prior marketing approvals or clearances; and

•	civil penalties and criminal prosecutions.
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
We could experience difficulties in obtaining supplies of RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM.
     The manufacturing process to create bulk non-animal stabilized hyaluronic acid necessary to produce RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM products is technically complex and requires significant lead-time. Any failure by us to accurately forecast demand for finished products could result in an interruption in the supply of RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM products and a resulting decrease in sales of the products.
     We depend exclusively on Q-Med for our supply of RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM products. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a long-term license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L®, RESTYLANE FINE LINESTM and RESTYLANE SUBQTM at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale, which would materially and adversely affect our results of operations.
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
     We estimate customer demand for our prescription products primarily through use of third-party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished and component inventory from our third-party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Overestimates of demand may result in excessive inventory production and underestimates may result in an inadequate supply of our products in channels of distribution.
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 75-80% of our gross revenues are typically derived from two major drug wholesale concerns. We have recently entered into distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports supplied by our major wholesalers. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our products.
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
DYSPORT®, RESTYLANE® and PERLANE® are consumer products and as such, are susceptible to changes in popular trends and applicable laws, which could adversely affect sales or product margins of DYSPORT®, RESTYLANE® and PERLANE®.
     DYSPORT®, RESTYLANE® and PERLANE® are consumer products. If we fail to anticipate, identify or react to competitive products or if consumer preferences in the cosmetic marketplace shift to other treatments for the treatment of glabellar lines and moderate to severe facial wrinkles and folds, respectively, we may experience a decline in demand for DYSPORT®, RESTYLANE® and PERLANE®. In addition, the popular media has at times in the past produced, and may continue in the future to produce, negative reports regarding the efficacy, safety or side effects of facial aesthetic products. Consumer perceptions of DYSPORT®, RESTYLANE® and PERLANE® may be negatively impacted by these reports and other reasons.
     Demand for DYSPORT®, RESTYLANE® and PERLANE® may be materially adversely affected by changing economic conditions. Generally, the costs of cosmetic procedures are borne by individuals without reimbursement from their medical insurance providers or government programs. Individuals may be less willing to incur the costs of these procedures in weak or uncertain economic environments, and demand for DYSPORT®, RESTYLANE® and PERLANE® could be adversely affected.
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
     As discussed in our Form 10-K/A for the year ended December 31, 2007 filed with the SEC on November 10, 2008, and in Note 2 to our consolidated financial statements therein, we determined that our consolidated financial statements for the annual, transition and quarterly periods in fiscal years 2003 through 2007 and the first and second quarters of 2008 should be restated due to an error in our interpretation and application of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as it applies to a component of our sales return reserve calculations. SFAS 48 is now part of ASC 605, Revenue Recognition (“ASC 605”). As a result of the restatement, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur accounting and legal costs as noted below.

•	As a result of the restatement, we have been named in a putative shareholder class action complaint, as discussed in Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies.” The plaintiffs in this consolidated lawsuit may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions and insurance and indemnification may not be sufficient to cover the losses we may incur. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in this action or other potential actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

•	On January 21, 2009, we received a letter from a stockholder demanding that our Board of Directors take certain actions, including potentially legal action, in connection with the restatement of our consolidated financial statements in 2008, and threatening to pursue a derivative claim if our Board of Directors does not comply with the stockholder’s demands. We may receive similar letters from other stockholders. Our Board of Directors reviewed the letter during the course of 2009 and established a special committee of the Board, comprised of directors who are independent and disinterested with respect to the letter, (i) to assess whether there is any merit to the allegations contained in the letter, (ii) if the special committee were to conclude that there may be merit to any of the allegations contained in the letter, to further assess whether it is in our best interest to pursue litigation or other action against any or all of the persons named in the letter or any other persons not named in the letter, and (iii) to recommend to the Board any other appropriate action to be taken. The special committee engaged outside counsel to conduct an inquiry. The special committee completed its investigation, and on or about February 16, 2010, the Board of Directors, pursuant to the report and recommendation of the special committee, resolved to decline the derivative demand. On February 26, 2010, Company counsel sent a declination letter to opposing counsel. On or about October 21, 2010, the stockholder filed a derivative complaint against the Company and its directors and certain officers in the Superior Court of the State of Arizona in and for the County of Maricopa, alleging that such individuals breached their fiduciary duties to the Company in connection with the restatement. By agreement of the parties, the stockholder lawsuit has been stayed at present. The ultimate outcome of this and any other related actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.
•	On or about October 20, 2010, a second alleged stockholder of the Company filed a derivative complaint against the Company and its directors and certain officers in the Superior Court of the State of Arizona in and for the County of Maricopa. The complaint alleges, among other things, that such individuals breached their fiduciary duties to the Company in connection with the restatement, and that a demand upon the Board of Directors to institute an action in the Company’s name would be futile and that the stockholder is therefore excused under Delaware law from making such a demand prior to filing the complaint. By agreement of the parties, the stockholder lawsuit has been stayed at present. The ultimate outcome of this and any other related actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities.
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
     We are subject to income taxes in both the U.S. and other foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in or interpretations of tax laws including pending tax law changes (such as the research and development credit and the deductibility of executive compensation) changes in the application of state tax laws, changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, we are subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities, including state tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these periodic examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.
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
     In addition, healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In particular, the Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, subjects biologic products to potential competition by lower-cost “biosimilars,” and significantly impacts the U.S. pharmaceutical and medical device industries. Among other things, the Affordable Care Act:
•	Establishes annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning 2011;

•	Establishes a deductible excise tax on any entity that manufactures or imports certain medical devices offered for sale in the United States, beginning 2013;

•	Increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1 percent and 13 percent of the AMP for branded and generic drugs, respectively;

•	Redefines a number of terms used in determining Medicaid drug rebate liability, including average manufacturer price and retail community pharmacy, effective October 2010;

•	Extends manufacturers’ Medicaid rebate liability to covered drugs dispensed to enrollees in certain Medicaid managed care organizations, effective March 23, 2010;

•	Expands eligibility criteria for Medicaid programs by, among other things, permitting states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133 percent of the Federal Poverty Level beginning 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	Establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research;

•	Requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period (also known as the “doughnut hole”), as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning 2011;

•	Increases the number of entities eligible for the “Section 340B discounts” for outpatient drugs provided to hospitals meeting the qualification criteria under Section 340B of the Public Health Service Act of 1944, effective January 2010; and

•	Establishes an abbreviated legal pathway to approve biosimilars (also referred to as “follow-on biologics”).
     Title VII of the Affordable Care Act, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates a new licensure framework for follow-on biologic products. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a referenced, branded biologic product. Prior to the BPCIA, there was no approval pathway for such a follow-on product. Innovator biologics are granted 12 years of data exclusivity, with a potential six-month pediatric extension. After the period of data exclusivity expires, the FDA could approve biosimilar versions of innovator biologic products. The regulatory implementation of these provisions is ongoing and is expected to take several years. Such implementation could ultimately subject our biologic product, DYSPORT®, to competition by biosimilars.
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
     Sales representative activities and other business activities may also be subject to the Voluntary Compliance Guidance issued for pharmaceutical manufacturers by the OIG of the Department of Health and Human Services, as well as various state laws and regulations. We have established a comprehensive compliance program, extensive written policies, and robust training programs for our sales force and other relevant employees, which we believe are appropriate and consistent with industry best practices. The OIG, other federal law enforcement entities, and/or state law enforcement entities, however, could take a contrary position, and we could be required to modify our sales representative activities or other business activities.
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, financial condition, results of operations or cash flows.
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact the Dodd-Frank Act will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise adversely affect our business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the fiscal year end of 2010 and that remain unresolved.
Item 2. Properties
     During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We occupied the new headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. We obtained possession of the leased premises and, therefore, began accruing rent expense during the first quarter of 2008. The term of the lease is twelve years. The average annual expense under the amended lease agreement is approximately $3.9 million. During the first quarter of 2008, we received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease. In 2008, upon vacating our previous headquarters facility, we recorded a charge for the estimated remaining net cost for the lease, net of potential sublease income, of $4.8 million. See Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingent Convertible Senior Notes and Other Long-Term Commitments.”
     During October 2006, we executed a lease agreement for additional headquarter office space, which is located approximately one mile from our current headquarter office space in Scottsdale, Arizona to accommodate our current needs and future growth. The agreement provided for the lease of approximately 21,000 square feet of office space. In May 2007, we began occupancy of the additional headquarter office space. In August 2010, we amended the lease to reduce the square footage of the leased office space to approximately 13,000 square feet and extend the term of the lease to May 2015.
     LipoSonix, now known as Medicis Technologies Corporation, presently leases approximately 24,700 square feet of office, laboratory and manufacturing space in Bothell, Washington, under a lease agreement that expires in October 2012.
     Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement, as extended, that expires in December 2011.
     Rent expense was approximately $3.4 million, $3.6 million and $9.4 million for 2010, 2009 and 2008, respectively. Rent expense for 2008 includes a $4.8 million charge for the estimated remaining net cost for our previous headquarters facility lease.
Item 3. Legal Proceedings
Mylan/Matrix SOLODYN® Litigation and Settlement
     On January 13, 2009, we filed suit against Mylan Inc., Matrix Laboratories Limited and Matrix Laboratories Inc. (collectively, “Defendants”) in the United States District Court for the District of Delaware seeking an adjudication that Defendants have infringed one or more claims of our U.S. Patent No. 5,908,838 (the “’838 Patent”) related to our acne medication SOLODYN® by submitting to the U.S. Food and Drug Administration (“FDA”) an Abbreviated New Drug Application (“ANDA”) for generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths. The relief we requested included a request for a permanent injunction preventing Defendants from infringing the ’838 Patent by selling generic versions of SOLODYN®. The expiration date for the ’838 Patent is in 2018. On March 30, 2009, the Delaware Court dismissed the claims between us and Matrix Laboratories Inc. without prejudice, pursuant to a stipulation between us and Matrix Laboratories Inc.
     On May 7, 2010, we received notice from Mylan Inc. that its majority owned subsidiary Matrix Laboratories Limited (“Matrix”) had filed an ANDA containing a Paragraph IV Patent Certification with the FDA for generic versions of SOLODYN® in 65mg and 115mg strengths. The Paragraph IV Patent Certification alleges that our ’838 Patent is invalid and/or will not be infringed by Matrix’s manufacture, use or sale of the products for which the ANDA was submitted. On June 14, 2010, we filed suit against Mylan Inc. and Matrix in the United States District Court for the District of Delaware seeking an adjudication that Matrix had infringed one or more claims of our ’838 Patent by submitting to the FDA its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. The relief we requested included a request for a permanent injunction preventing Matrix from infringing the ’838 Patent by selling generic versions of SOLODYN®. As a result of the filing of the suit, we believe that the ANDA could not be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the ’838 Patent is invalid or not infringed.
     On July 8, 2010, we amended our complaint against Mylan Inc. and Matrix in the United States District Court for the District of Delaware relating to Matrix’s filing of its ANDA for generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths. We amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 included in the Reexamination Certificate, as described in the section below entitled “Reexamination of ’838 Patent,” for the ’838 Patent.
     On July 22, 2010, we entered into a Settlement Agreement and a License Agreement (the “Mylan License Agreement”) with Mylan Inc. and certain of its affiliates, as applicable, including Matrix and Mylan Pharmaceuticals Inc. (collectively, “Mylan”). Pursuant to the agreements, the companies agreed to terminate all legal disputes among them relating to SOLODYN®. In addition, Mylan confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Mylan’s activities relating to Mylan’s generic versions of SOLODYN® under its ANDAs described above. Mylan also acknowledged that any prior sales of its generic versions of SOLODYN® were not authorized by us, and agreed to be permanently enjoined from any further distribution of generic versions of SOLODYN® except pursuant to the Mylan License Agreement as described below. We agreed to release Mylan from liability arising from any prior sales of its generic versions of SOLODYN® that were not authorized by us. Under the Mylan License Agreement, we granted to Mylan a license to make and sell its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to us commencing in November 2011, or earlier under certain conditions. We also granted to Mylan a license to make and sell generic versions of SOLODYN® in 65mg and 115mg strengths under our SOLODYN® intellectual property rights upon certain conditions, but not upon any specified date in the future. The Mylan License Agreement provides that Mylan will be required to pay us royalties based on sales of Mylan’s generic versions of SOLODYN® pursuant to the foregoing licenses. On July 23, 2010, the United States District Court for the District of Delaware entered a permanent injunction against any infringement of the ’838 patent.
Sandoz SOLODYN® Litigation and Settlement
     On January 13, 2009, we filed suit against Sandoz, Inc. (“Sandoz”) in the United States District Court for the District of Delaware seeking an adjudication that Sandoz has infringed one or more claims of the ’838 Patent related to our acne medication SOLODYN® by submitting to the FDA an ANDA for generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths. The relief we requested included a request for a permanent injunction preventing Sandoz from infringing the ’838 Patent by selling generic versions of SOLODYN®. On August 18, 2009, we entered into a Settlement Agreement with Sandoz whereby all legal disputes between us and Sandoz relating to SOLODYN® were terminated and whereby Sandoz agreed that our patent-in-suit is valid, enforceable and not infringed and that it should be permanently enjoined from infringement. The Delaware court subsequently entered a permanent injunction against any infringement by Sandoz.
     On January 28, 2010, we received a Paragraph IV Patent Certification from Sandoz, advising that Sandoz had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-422 with the FDA for generic versions of SOLODYN® in 65mg and 115mg strengths. Sandoz has not advised us as to the timing or status of the FDA’s review of its filing, or whether Sandoz has complied with FDA requirements for proving bioequivalence. Sandoz’s Paragraph IV Patent Certification alleges that the ’838 Patent will not be infringed by Sandoz’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted because it has been granted a patent license by us for the ’838 Patent.
     On December 27, 2010 and December 29, 2010, we received Paragraph IV Patent Certifications from Sandoz advising that Sandoz had filed supplements or amendments to its earlier filed ANDA assigned ANDA number 91-422 with the FDA for generic versions of SOLODYN® in 55mg strength, and in 80mg and 105mg strengths, respectively. Sandoz has not advised us as to the timing or status of the FDA’s review of its filings, or whether Sandoz has complied with FDA requirements for proving bioequivalence. Sandoz’s Paragraph IV Patent

Certifications allege that the ’838 Patent and our U.S. Patent No. 7,790,705 (the “’705 Patent”), which was issued to us by the U.S. Patent and Trademark Office (“USPTO”) on September 7, 2010 and expires in 2025 or later, will not be infringed by Sandoz’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplements or amendments were submitted because Sandoz has a licensing agreement with us.
Teva-Barr SOLODYN® Litigation
     On November 20, 2009, we received a Paragraph IV Patent Certification from Barr Laboratories, Inc. (“Barr”), advising that Barr had filed a supplement to an earlier filed ANDA assigned ANDA number 65-485 with the FDA for generic versions of SOLODYN® in 65mg and 115mg strengths. Barr has not advised us as to the timing or status of the FDA’s review of its filing, or whether Barr has complied with FDA requirements for proving bioequivalence. Barr’s Paragraph IV Patent Certification alleges that our ’838 Patent is invalid, unenforceable and/or will not be infringed by Barr’s manufacture, use, sale and/or importation of the products for which the supplement was submitted. On December 28, 2009, we filed suit against Barr and Teva Pharmaceuticals USA, Inc., (collectively “Teva”) in the United States District Court for the District of Maryland seeking an adjudication that Teva has infringed one or more claims of the ’838 Patent by submitting to the FDA the supplement to its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. The relief we requested includes a request for a permanent injunction preventing Teva from infringing the ’838 Patent by selling generic versions of SOLODYN® in 65mg and 115mg strengths. As a result of the filing of the suit, we believe that the supplement to the ANDA cannot be approved by the FDA until after the expiration of the 30-month stay period or a court decision that the patent is invalid or not infringed.
     On July 9, 2010, we amended our complaint against Teva in the United States District Court for the District of Maryland relating to Barr’s filing of its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. We amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 included in the Reexamination Certificate, as described in the section below entitled “Reexamination of ’838 Patent.” The complaint seeks an adjudication that Barr has infringed one or more claims of the ’838 Patent, including the new claims, by submitting the ANDA, and amendments or supplements thereto, to the FDA.
     On October 18, 2010, we amended our complaint against Teva in the United States District Court for the District of Maryland relating to Barr’s filing of its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. We amended the complaint to allege that Teva has infringed one or more claims of the ’705 Patent by submitting its ANDA, and amendments or supplements thereto, to the FDA to obtain approval for the commercial manufacture, use, offer for sale, sale, or distribution in and/or importation into the United States of its generic versions of SOLODYN® before the expiration of the ’705 Patent.
     On February 9, 2011, we received a Paragraph IV Patent Certification from Barr advising that Barr has filed a supplement or amendment to its earlier filed ANDA with the FDA for generic versions of SOLODYN® in 55mg, 80mg and 105mg strengths. The Paragraph IV Patent Certification alleges that the ’838 Patent and the ’705 Patent are invalid, unenforceable and/or will not be infringed by Barr’s manufacture, use, offer for sale and/or sale of the products for which the supplement or amendment was submitted. Barr’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patents are invalid or not infringed.
     On February 24, 2011, we entered into a Settlement Agreement (“Teva Settlement Agreement”) with Teva. Under the terms of the Teva Settlement Agreement, we agreed to grant to Teva a future license to make and sell our generic versions of SOLODYN® in 65mg and 115mg strengths under the SOLODYN® intellectual property rights belonging to us, with the license grant effective in February 2018, or earlier under certain conditions. We also agreed to grant to Teva a future license to make and sell generic versions of SOLODYN® in 55mg, 80mg and 105mg strengths under our SOLODYN® intellectual property rights, with the license grant effective in February 2019, or earlier under certain conditions. The Teva Settlement Agreement provides that Teva will be required to pay us royalties based on sales of Teva’s generic SOLODYN® products pursuant to the foregoing licenses.
     Pursuant to the Teva Settlement Agreement, the companies agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Teva confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Teva’s activities relating to Teva’s generic SOLODYN® products under ANDA No. 65-485 and any amendments and supplements thereto. Teva also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above. The Maryland court subsequently entered a permanent injunction against any infringement by Teva.
Ranbaxy SOLODYN® Litigation and Settlement
     On May 6, 2009, we received a Paragraph IV Patent Certification from Ranbaxy Laboratories Limited (“Ranbaxy Limited”) advising that Ranbaxy Limited had filed an ANDA with the FDA for a generic version of SOLODYN® in 135mg strength. Ranbaxy Limited’s Paragraph IV Patent Certification alleged that Ranbaxy Limited’s manufacture, use, sale or offer for sale of the product for which the ANDA was submitted would not infringe any valid claim of the ’838 Patent. On June 11, 2009, we filed suit against Ranbaxy Limited and Ranbaxy Inc. (collectively, “Ranbaxy”) in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy has infringed one or more claims of the ’838 Patent by submitting its ANDA to the FDA. The relief we requested included a request for a permanent injunction preventing Ranbaxy from infringing the ’838 Patent by selling a generic version of SOLODYN®.

     On January 5, 2010, we received a Paragraph IV Patent Certification from Ranbaxy Limited advising that Ranbaxy Limited had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-118 with the FDA for generic versions of SOLODYN® in 45mg and 90mg strengths. Ranbaxy Limited’s Paragraph IV Patent Certification alleges that our ’838 Patent is invalid, unenforceable, and/or will not be infringed by Ranbaxy Limited’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplement or amendment was submitted. Ranbaxy Limited’s Paragraph IV Patent Certification also alleges that our U.S. Patent Nos. 7,541,347 (the “’347 Patent”) and 7,544,373 (the “’373 Patent”) are not infringed by Ranbaxy Limited’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplement or amendment was submitted. Ranbaxy Limited’s submission as to the 45mg and 90mg strengths amended an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment could not be approved by the FDA until after the expiration of the 30-month period or in the event of a court decision holding that the patents are invalid or not infringed. On February 16, 2010, we filed suit against Ranbaxy in the United States District Court for the District of Delaware seeking an adjudication that Ranbaxy infringed one or more claims of the patents by submitting the supplement or amendment to the ANDA for generic versions of SOLODYN® in 45mg and 90mg strengths. The relief we requested included a request for a permanent injunction preventing Ranbaxy from infringing the ’838 patent by selling generic versions of SOLODYN®.
     On April 15, 2010, we received a Paragraph IV Patent Certification from Ranbaxy Limited advising that Ranbaxy Limited had filed a second supplement or amendment to its earlier filed ANDA assigned ANDA number 91-118 with the FDA for generic versions of SOLODYN® in 65mg and 115mg strengths. Ranbaxy Limited’s Paragraph IV Patent Certification alleges that our ’838 Patent is invalid, unenforceable, and/or will not be infringed by Ranbaxy Limited’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplement or amendment was submitted. Ranbaxy Limited’s submission as to the 65mg and 115mg strengths amended an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment could not be approved by the FDA until after the expiration of the 30-month period or in the event of a court decision holding that the patent is invalid or not infringed.
     On May 4, 2010, we entered into a License and Settlement Agreement (the “Ranbaxy Settlement Agreement”) with Ranbaxy. Pursuant to the Ranbaxy Settlement Agreement, we and Ranbaxy agreed to terminate all legal disputes between us relating to SOLODYN®. In addition, Ranbaxy confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Ranbaxy’s activities relating to Ranbaxy’s generic SOLODYN® products under ANDA number 91-118. Ranbaxy also agreed to be permanently enjoined from any distribution of generic versions of SOLODYN® except pursuant to the terms of the Ranbaxy Settlement Agreement. Under the Ranbaxy Settlement Agreement, we granted to Ranbaxy a license to make and sell its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to us commencing in November 2011, or earlier under certain conditions. We also granted to Ranbaxy a license to make and sell generic versions of SOLODYN® in 65mg and 115mg strengths under our SOLODYN® intellectual property rights upon certain conditions but not upon any specified date in the future. The Ranbaxy Settlement Agreement provides that Ranbaxy will be required to pay us royalties based on sales of Ranbaxy’s generic versions of SOLODYN® pursuant to the foregoing licenses. In addition, the Ranbaxy Settlement Agreement provides for our grant to Ranbaxy of a license to make and sell a branded proprietary dermatology product currently under development by Ranbaxy, which is not therapeutically equivalent to any of our currently marketed dermatology products, under certain intellectual property rights belonging to us, commencing the later of August 2011 or upon the sale of such product by Ranbaxy following approval by the FDA. Ranbaxy will be required to pay us a royalty based on sales of such product pursuant to the license.
     On October 27, 2010, and on December 13, 2010, we received Paragraph IV Patent Certifications from Ranbaxy Limited advising that Ranbaxy Limited had filed additional supplements or amendments to its earlier filed ANDA assigned ANDA number 91-118 with the FDA for generic versions of SOLODYN® in 80mg strength, and in 55mg and 105mg strengths, respectively. Ranbaxy Limited has not advised us as to the timing or status of the FDA’s review of its filings, or whether Ranbaxy Limited has complied with FDA requirements for proving bioequivalence. Ranbaxy Limited’s Paragraph IV Patent Certifications allege that the ’838 Patent and the ’705 Patent will not be infringed by Ranbaxy Limited’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplements or amendments were submitted because Ranbaxy Limited has a licensing agreement with us.

Lupin SOLODYN® Litigation
     On October 8, 2009, we received a Paragraph IV Patent Certification from Lupin Ltd. (“Lupin”) advising that Lupin had filed an ANDA with the FDA for generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths. Lupin did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that our ’838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ’347 Patent and ’373 Patent are not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which its ANDA was submitted. On November 17, 2009, we filed suit against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting to the FDA its ANDA for generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths. The relief we requested includes a request for a permanent injunction preventing Lupin from infringing the ’838 Patent by selling generic versions of SOLODYN®. As a result of the filing of the suit, we believe that the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.
     On November 24, 2009, we received a Paragraph IV Patent Certification from Lupin, advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for a generic version of SOLODYN® in 65mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that our ’838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that our ’347 Patent or ’373 Patent is not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.
     On December 23, 2009, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for a generic version of SOLODYN® in 115mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the ’838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ’347 Patent and ’373 Patent are not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 28, 2009, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its ANDA for a generic version of SOLODYN® in 65mg strength. On February 2, 2010, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting its supplement or amendment to its earlier filed ANDA for a generic version of SOLODYN® in 115mg strength.
     On July 1, 2010, we amended our complaint against Lupin in the United States District Court for the District of Maryland relating to Lupin’s filing of its ANDA, and amendments or supplements thereto, for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. We amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 included in the Reexamination Certificate, as described in the section below entitled “Reexamination of ’838 Patent.” The complaint seeks an adjudication that Lupin has infringed one or more claims of the ’838 Patent, including the new claims, by submitting the ANDA, and amendments or supplements thereto, to the FDA.
     On September 17, 2010, we received an additional Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Lupin’s Paragraph IV Patent Certification alleges that the ’705 Patent, which was issued to us by the USPTO on September 7, 2010, will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.

     On October 18, 2010, we amended our complaint against Lupin in the United States District Court for the District of Maryland relating to Lupin’s filing of its ANDA, and amendments or supplements thereto for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. We amended the complaint to allege that Lupin has infringed one or more claims of the ’705 Patent by submitting its ANDA, and amendments or supplements thereto, to the FDA to obtain approval for the commercial manufacture, use, offer for sale, sale, or distribution in and/or importation into the United States of its generic versions of SOLODYN® before the expiration of the ’705 Patent.
     On December 3, 2010, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for generic versions of SOLODYN® in 55mg and 80mg strengths. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the ’838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ’705 Patent will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patents are invalid or not infringed. On January 10, 2011, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent and the ’705 Patent by filing the supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 for generic versions of SOLODYN® in 55mg and 80mg strengths.
     On January 24, 2011, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for a generic version of SOLODYN® in 105mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the ’838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ’705 Patent will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. We are evaluating the details of Lupin’s certification letter and considering our options. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patents are invalid or not infringed.
Reexamination of ’838 Patent
     A third party requested that the USPTO conduct an Ex Parte Reexamination of the ’838 Patent. The USPTO granted this request. In March 2009, the USPTO issued a non-final office action in the reexamination of the ’838 Patent. On May 13, 2009, we filed our response to the non-final office action with the USPTO, canceling certain claims and adding amended claims. On November 10, 2009, the USPTO issued a second non-final office action in the reexamination of the ’838 Patent. On January 8, 2010, we filed our response to the non-final office action with the USPTO. On March 17, 2010, we received a Notice of Intent to Issue a Reexamination Certificate issued by the USPTO in connection with the USPTO’s reexamination of the ’838 Patent. On June 1, 2010, we received the Ex Parte Reexamination Certificate (the “Reexamination Certificate”) from the USPTO. The Reexamination Certificate is directed to patentable claims 3, 4, 12, and 13, as well as new claims 19-34. The USPTO determined that the claims are patentable, including over all the cited prior art. Certain claims are the subject of the patent infringement lawsuits described herein.
Aurobindo SOLODYN® Litigation
     On October 26, 2010, we received a Paragraph IV Patent Certification from Aurobindo Pharma Limited (“Aurobindo Pharma”) advising that Aurobindo Pharma had filed an ANDA with the FDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Aurobindo Pharma has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Aurobindo Pharma’s Paragraph IV Patent Certification alleges that the ’838 Patent is invalid. Aurobindo Pharma’s Paragraph IV Patent Certification also alleges that the ‘347 Patent, ’373 Patent and ’705 Patent are not infringed by Aurobindo Pharma’s manufacture, importation, use, sale and/or offer for sale of the products for which the ANDA was submitted.

     On December 3, 2010, we filed suit against Aurobindo Pharma and Aurobindo Pharma USA, Inc. (together, “Aurobindo”) in the United States District Court for the District of Delaware. On December 6, 2010, we also filed suit against Aurobindo in the United States District Court for the District of New Jersey. The suits seek an adjudication that Aurobindo has infringed one or more claims of the ’838 Patent and the ’705 Patent by submitting to the FDA an ANDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. The relief we requested includes a request for a permanent injunction preventing Aurobindo from infringing the asserted claims of the ’838 Patent and the ’705 Patent by engaging in the manufacture, use, importation, offer to sell, sale or distribution of generic versions of SOLODYN® before the expiration of the patents.
Taro VANOS® Litigation and Settlement
     On March 17, 2010, we received a Paragraph IV Patent Certification from Taro Pharmaceuticals U.S.A., Inc. (“Taro U.S.A.”) advising that Taro U.S.A. had filed an ANDA with the FDA for a generic version of VANOS® (fluocinonide) Cream 0.1%. Taro U.S.A.’s Paragraph IV Patent Certification alleges that our U.S. Patent Nos. 6,765,001 (the “’001 Patent”) and 7,220,424 (the “’424 Patent”) would not be infringed by Taro U.S.A.’s manufacture, use, sale and/or importation of the product for which the ANDA was submitted, and that claim 3 of the ’424 Patent is invalid. On April 28, 2010, we filed suit against Taro U.S.A. and Taro Pharmaceuticals Industries, Ltd. (collectively, “Taro”) in the United States District Court for the District of Delaware and the United States District Court for the Southern District of New York seeking an adjudication that Taro had infringed one or more claims of the ’001 Patent, the ’424 Patent and our U.S. Patent No. 7,217,422 (the “’422 Patent”) by submitting the ANDA to the FDA. The relief requested by us included a request for a permanent injunction preventing Taro from infringing the patents by selling a generic version of VANOS® prior to the expiration of the asserted patents. On September 21, 2010, we entered into a License and Settlement Agreement (the “Taro Settlement Agreement”) with Taro. In connection with the Taro Settlement Agreement, we and Taro agreed to terminate all legal disputes between us relating to VANOS®. In addition, Taro confirmed that certain of our patents relating to VANOS® are valid and enforceable, and cover Taro’s activities relating to its generic products under its ANDA described above. Further, subject to the terms and conditions contained in the Taro Settlement Agreement, we granted Taro, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products. Upon commercialization by Taro of generic versions of VANOS® products, Taro will pay us a royalty based on sales of such generic products.
Nycomed VANOS® Litigation
     On April 7, 2010, we received a Paragraph IV Patent Certification from Nycomed US Inc. advising that Nycomed US Inc. had filed an ANDA with the FDA for a generic version of VANOS®. Nycomed US Inc. has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Nycomed US Inc.’s Paragraph IV Patent Certification alleges that our ’001 Patent and ’424 Patent will not be infringed by Nycomed US Inc.’s manufacture, use, sale, offer for sale or importation of the product for which the ANDA was submitted. On May 19, 2010, we filed suit against Nycomed US Inc. and Nycomed GmbH (together, “Nycomed”) in the United States District Court for the Southern District of New York and the United States District Court for the District of Delaware seeking an adjudication that Nycomed has infringed one or more claims of our ’001 Patent, ’424 Patent and ’422 Patent by submitting the ANDA to the FDA. The relief we requested includes a request for a permanent injunction preventing Nycomed from infringing the patents by selling a generic version of VANOS® prior to the expiration of the asserted patents. On August 3, 2010, Nycomed responded in the New York action by filing an answer, affirmative defenses, and counterclaims alleging that the patents-in-suit are invalid, unenforceable, and will not be infringed by Nycomed’s proposed generic version of VANOS®, and a motion to dismiss certain claims related to the patents-in-suit. On August 3, 2010, Nycomed responded in the Delaware action by filing a motion to transfer the Delaware action to New York and a motion to dismiss certain claims related to the patents-in-suit. We responded to Nycomed’s motions and pleadings on December 15, 2010. On December 23, 2010, Nycomed filed an amended answer and counterclaims in the New York action alleging only invalidity and noninfringement of the patents-in-suit. On January 14, 2011, we filed an answer to Nycomed’s amended counterclaims in the New York action denying that any of the asserted patents are invalid or not infringed. On January 19, 2011 and January 24, 2011, the New York court endorsed the parties’ stipulations withdrawing all pending motions. On January 19, 2011, the Delaware court endorsed the parties’ stipulation withdrawing Nycomed’s pending motion to dismiss and ordering Nycomed to answer or otherwise respond to the complaint. On February 2, 2011, Nycomed filed an answer with affirmative defenses alleging that the patents are invalid, unenforceable, and will not be infringed by Nycomed’s proposed generic version of VANOS®.
     On December 15, 2010, we filed a complaint for patent infringement against Nycomed in the United States District Court for the District of Delaware seeking an adjudication that Nycomed’s filing of its ANDA with the FDA infringed one or more claims of our U.S. Patent No. 7,794,738. Nycomed has waived formal service of the complaint. On February 15, 2011, Nycomed filed a motion to dismiss the complaint.
Stiefel VELTIN™ Litigation
     On July 28, 2010, we filed suit against Stiefel Laboratories, Inc., a subsidiary of GlaxoSmithKline plc (“Stiefel”), in the United States District Court for the Western District of Texas — San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel, which was approved by the FDA in 2010, will infringe one or more claims of our U.S. Patent No. RE41,134 (the “’134 Patent”) covering our product ZIANA® Gel, a prescription topical gel indicated for the treatment of acne that was approved by the FDA in November 2006. The ’134 Patent is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and expires in February 2015. We have rights to the ’134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief we requested in the lawsuit includes a request for a permanent injunction preventing Stiefel from infringing the ’134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the ’134 Patent, including such activities relating to VELTIN™, and from inducing or contributing to any such activities. On October 8, 2010, we and the owner of the ’134 Patent filed a motion for a temporary restraining order and preliminary injunction seeking to enjoin sales of VELTIN™. The court denied the request for a temporary order, and the motion for preliminary injunction remains pending.
Acella TRIAZ® Litigation
     On August 19, 2010, we filed suit against Acella Pharmaceuticals, Inc. (“Acella”) in the United States District Court for the District of Arizona based on Acella’s manufacture and offer for sale of benzoyl peroxide foaming cloths which we believe infringe one or more claims of our U.S. Patent No. 7,776,355 (the “’355 Patent”) covering certain of our products, including TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths indicated for the topical treatment of acne vulgaris. The ’355 Patent was issued to us by the USPTO on August 17, 2010 and expires in June 2026. The relief we requested in the lawsuit includes a request for a permanent injunction preventing Acella from infringing the ’355 Patent by engaging in the manufacture, use, importation, offer to sell, or sale of any products covered by the ’355 Patent, including Acella’s benzoyl peroxide foaming cloths, and from inducing or contributing to any such activities. Acella filed with the USPTO a request for ex parte reexamination of the ’355 Patent, and filed with the court a request that the litigation be stayed for the duration of the reexamination. Both the request for reexamination and the request for a stay were initially denied. Acella resubmitted its request for reexamination to the USPTO, which was granted on December 15, 2010. Acella again requested that the case be stayed pending reexamination, and we opposed such request. We filed a motion for preliminary injunction with the court on December 10, 2010. The hearing on the preliminary injunction motion was to be combined with a “Markman Hearing” that was also scheduled for February 23, 2011. At a Markman Hearing, a court determines the scope of the patent’s claims. The court held only the Markman Hearing on February 23, 2011 and deferred the hearing on the preliminary injunction motion until March 29, 2011. The Markman Hearing took place as scheduled, and the court took those issues under advisement. A ruling on those issues is expected in advance of the hearing on the preliminary injunction motion.
Seton TRIAZ® Settlement
     On August 12, 2010, we sent a cease and desist letter to Seton Pharmaceuticals, LLC regarding Seton’s preparation for sale of benzoyl peroxide foaming cloths and advising Seton of its possible infringement of the ’355 Patent and our U.S. Patent No. 5,648,389 as a result of Seton’s activities. The foregoing patents cover our product TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths indicated for the topical treatment of acne vulgaris. On August 27, 2010, we and Seton entered into a settlement agreement whereby Seton admitted that its products infringed the patents, and it obtained the right to market a limited quantity of Seton’s products. To the best of our knowledge, Seton has already terminated sales of its 3% and 9% products.
     The information set forth under “Legal Matters” in Note 12 in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” is incorporated herein by reference. The pending proceedings described in this section and in “Legal Matters” in Note 12 in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” in Item 1A of this Report.

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

			DIVIDENDS
	HIGH	LOW	DECLARED

YEAR ENDED DECEMBER 31, 2010
First Quarter	$28.10	$21.15	$0.06
Second Quarter	26.55	21.02	0.06
Third Quarter	30.29	21.28	0.06
Fourth Quarter	30.94	26.21	0.06

YEAR ENDED DECEMBER 31, 2009
First Quarter	$15.59	$7.85	$0.04
Second Quarter	16.74	11.61	0.04
Third Quarter	22.40	14.70	0.04
Fourth Quarter	27.82	20.48	0.04
     On February 22, 2011, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $27.10 per share. As of such date, there were approximately 171 holders of record of Class A common stock.
Dividend Policy
     We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. Since July 2003, we have paid quarterly cash dividends aggregating approximately $59.8 million on our common stock. In addition, on December 15, 2010, we announced that our Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of our Class A common stock payable on January 31, 2011 to our stockholders of record at the close of business on January 3, 2011. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
     Our 1.5% Contingent Convertible Senior Notes due 2033 require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made. As of December 31, 2010, $181,000 of our 1.5% Contingent Convertible Senior Notes was outstanding.
Recent Sales of Unregistered Securities
     None.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2010, about compensation plans under which shares of our common stock may be issued to employees, consultants or non-employee directors of our Board of

Directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans include our 2006 Incentive Plan, our 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, in which all of our employees and non-employee directors are eligible to participate, and our 2002 Stock Option Plan, in which our employees are eligible to participate but our non-employee directors and officers may not participate. Restricted stock grants may only be made from our 2006 and 2004 Plans. No further shares are available for issuance under the 2001 Senior Executive Restricted Stock Plan.

				Number of securities
				remaining available for
		Number of securities	Weighted-average	future issuance under
		to be issued upon	exercise price	equity compensation
		exercise of	of outstanding	plans (excluding
		outstanding options,	options, warrants	securities reflected in
		warrants and rights	and rights	column a)
Plan Category	Date	(a)	(b)	(c)

Plans approved by stockholders (1)	12/31/2010	4,166,723	$29.07	4,570,807
Plans not approved by stockholders (2)	12/31/2010	2,324,630	$31.70	—

Total		6,491,353	$30.01	4,570,807

(1)	Represents options outstanding and shares available for future issuance under the 2006 Incentive Plan. Also includes options outstanding under the 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, which have been terminated as to future grants.

(2)	Represents the 2002 Stock Option Plan, which was implemented by our Board of Directors in November 2002. The 2002 Plan was terminated on May 23, 2006 as part of the stockholders’ approval of the 2006 Incentive Plan, and no options can be granted from the 2002 Plan after May 23, 2006. Options previously granted from this plan remain outstanding and continue to be governed by the rules of the plan. The 2002 Plan was a non-stockholder approved plan under which non-qualified incentive options have been granted to our employees and key consultants who are neither our executive officers nor our directors at the time of grant. The Board of Directors authorized 6,000,000 shares of common stock for issuance under the 2002 Plan. The option price of the options is the fair market value, defined as the closing quoted selling price of the common stock on the date of the grant. No option granted under the 2002 Plan has a term in excess of ten years, and each will be subject to earlier termination within a specified period following the optionee’s cessation of service with us. As of December 31, 2010, the weighted average term to expiration of these options is 2.9 years. All of these options are fully vested as of December 31, 2010.
     As of February 22, 2011, there were 6,463,248 shares subject to issuance upon exercise of outstanding options or awards under all of our equity compensation plans, at a weighted average exercise price of $30.00, and with a weighted average remaining life of 2.4 years. In addition, as of February 22, 2011, there were 1,766,749 unvested shares of restricted stock outstanding under all of our equity compensation plans. As of February 22, 2011, there were 4,605,793 shares available for future issuance under those plans.

Item 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for the year ended December 31, 2010, 2009, 2008, 2007 and 2006. The data for the year ended December 31, 2010, 2009, 2008, 2007 and 2006 is derived from our audited consolidated financial statements and accompanying notes. The comparability of the periods presented is impacted by certain product rights and business acquisitions and dispositions. Gross profit does not include amortization of our intangible assets.

	Year		Year		Year		Year		Year
	Ended		Ended		Ended		Ended		Ended
	Dec. 31, 2010		Dec. 31, 2009		Dec. 31, 2008		Dec. 31, 2007		Dec. 31, 2006
			(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$691,602		$561,761		$500,977		$441,868		$377,548
Net contract revenues	8,366		10,154		16,773		15,526		15,617

Net revenues	699,968		571,915		517,750		457,394		393,165
Gross profit (a)	629,987		515,082		479,036		401,284		347,059
Operating expenses:
Selling, general and administrative	323,074	(b)	282,218	(d)	279,307	(g)	242,633	(k)	202,457 (m)
Research and development	58,282	(c)	72,497	(e)	100,377	(h)	39,428	(l)	161,837 (n)
Depreciation and amortization	29,344		29,047		27,698		24,548		23,048
In-process research and development	—		—		30,500	(i)	—		—
Impairment of long-lived assets	12,084		—		—		4,067		52,586

Total operating expenses	422,784		383,762		437,882		310,676		439,928

Operating income (loss)	207,203		131,320		41,154		90,608		(92,869)
Other:
Interest and investment expense (income), net	118		(3,403)		(16,722)		(28,372)		(20,147)
Other expense (income), net	257		(867)	(f)	15,470	(j)	—		—
Income tax expense (benefit)	83,493		59,639		32,130		48,544		(24,570)

Net income (loss)	$123,335		$75,951		$10,276		$70,436		$(48,152)

Basic net income (loss) per share	$2.05		$1.29		$0.18		$1.25		$(0.88)

Diluted net income (loss) per share	$1.89		$1.21		$0.18		$1.07		$(0.88)

Cash dividend declared per common share	$0.24		$0.16		$0.16		$0.12		$0.12

Basic common shares outstanding	58,430		57,252		56,567		55,988		54,688

Diluted common shares outstanding	64,601		63,172		56,567		71,179		54,688

(a)	Amounts exclude $21.7 million, $22.4 million, $21.5 million, $21.6 million, and $20.0 million of amortization expense related to acquired intangible assets for the year ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(b)	Includes approximately $16.3 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Includes $15.0 million paid to a privately-held U.S. biotechnology company related to a development agreement, $3.9 million paid to a Medicis partner related to a license agreement and approximately $1.3 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Includes approximately $18.1 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(e)	Includes $12.0 million paid to Impax related to a development agreement, $10.0 million paid to Revance related to a license agreement, $5.0 million paid to Glenmark related to a development agreement, $5.0 million paid to Perrigo related to a development agreement and approximately $1.1 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(f)	Includes a $2.9 million reduction in the carrying value of our investment in Revance as a result of a reduction in the net realizable value of the investment using the hypothetical liquidation at book value approach and a $2.2 million gain on the sale of Medicis Pediatrics to BioMarin.

(g)	Includes approximately $16.3 million of compensation expense related to stock options and restricted stock and $4.8 million of lease exit costs related to our previous headquarters facility.

(h)	Includes $40.0 million paid to Impax related to a development agreement and $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORT® and approximately $0.3 million of compensation expense related to stock options and restricted stock.

(i)	In-process research and development expense of $30.5 million is related to our acquisition of LipoSonix.

(j)	Represents a $9.1 million reduction in the carrying value of our investment in Revance as a result of a reduction in the net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008, and a $6.4 million other-than-temporary impairment loss recognized related to our auction-rate securities investments.

(k)	Includes approximately $21.0 million of compensation expense related to stock options and restricted stock, $2.2 million of professional fees related to a strategic collaboration with Hyperion Therapeutics, Inc. and $1.3 million of professional fees related to a strategic collaboration agreement with Revance.

(l)	Includes approximately $8.0 million related to our option to acquire Revance or to license Revance’s topical product currently under development and approximately $0.1 million of compensation expense related to stock options and restricted stock.

(m)	Includes approximately $24.5 million of compensation expense related to stock options and restricted stock, $10.2 million related to a loss contingency for a legal matter and $1.8 million related to a settlement of a dispute related to our merger with Ascent.

(n)	Includes approximately $125.2 million paid to Ipsen related to the DYSPORT® development and distribution agreement and approximately $1.6 million of compensation expense related to stock options and restricted stock.

	DECEMBER 31,
	2010	2009	2008		2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$704,182	$528,280	$343,885	(a)	$794,680	$554,261	(b)
Working capital	627,182	434,639	307,635		422,971	323,070
Long-term investments	21,480	25,524	55,333		17,072	130,290
Total assets	1,341,824	1,172,198	973,434		1,213,411	1,122,720
Current portion of long-term debt	—	—	—		283,910	169,155
Long-term debt	169,326	169,326	169,326		169,145	283,910
Stockholders’ equity	827,522	695,259	603,694		583,301	475,520

	Year Ended
	Dec. 31, 2010		Dec. 31, 2009		Dec. 31, 2008		Dec. 31, 2007		Dec. 31, 2006
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$178,407	(c)	$177,885	(d)	$45,770	(e)	$158,944	(f)	$(40,963)	(g)
Net cash (used in) provided by investing activities	(172,293)		(62,226)		220,091	(h)	(269,486)	(i)	(216,915)
Net cash provided by (used in) financing activites	3,574		6,953		(287,314)	(j)	14,470		14,278

(a)	Decrease in cash, cash equivalents and short-term investments from December 31, 2007 to December 31, 2008 primarily due to the repurchase of $283.7 million of our 1.5% Contingent Convertible Senior Notes, our $150.0 million acquisition of LipoSonix, $40.0 million paid to Impax related to a development agreement, $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORT®, and payments totaling $87.8 million for income taxes during 2008.

(b)	Decrease in cash, cash equivalents and short-term investments from December 31, 2005 to December 31, 2006 primarily due to payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of DYSPORT®, payment of the $27.4 million contingent payment related to the merger with Ascent, and payments totaling $35.7 million for income taxes during 2006. In addition, approximately $130.3 million of our available-for-sale investments have been treated as long-term assets as of December 31, 2006, based on their expected maturities.

(c)	Net cash provided by operating activities for the year ended December 31, 2010 is net of $15.0 million paid to a privately-held U.S. biotechnology company related to a development agreement and $3.9 million paid to a Medicis partner related to a development agreement.

(d)	Net cash provided by operating activities for the year ended December 31, 2009 is net of $12.0 million paid to Impax related to a development agreement, $10.0 million paid to Revance related to a license agreement, $5.0 million paid to Glenmark related to a development agreement and $5.0 million paid to Perrigo related to a development agreement.

(e)	Net cash provided by operating activities for the year ended December 31, 2008 is net of $40.0 million paid to Impax related to a development agreement and $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORT®.

(f)	Net cash provided by operating activities for the year ended December 31, 2007 is net of $8.0 million of the $20.0 million payment to Revance, representing the residual value of the option to acquire Revance or to license Revance’s topical product currently under development, included in research and development expense.

(g)	Net cash used in operating activities for the year ended December 31, 2006 included payments totaling $125.2 million made to Ipsen related to a development and distribution agreement for the development of DYSPORT®.

(h)	Net cash provided by investing activities for the year ended December 31, 2008 included $150.0 million of cash used for our acquisition of LipoSonix.

(i)	Net cash used in investing activities for the year ended December 31, 2007 included a $12.0 million investment in Revance, representing the fair value of the investment in Revance at the time of the investment.

(j)	Net cash used in financing activities for the year ended December 31, 2008 included the repurchase of $283.7 million of our 1.5% Contingent Convertible Senior Notes.

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
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, non-invasive body sculpting technology and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. Our non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. Our non-dermatological product lines include AMMONUL®, BUPHENYL® (sodium phenylbutyrate) Powder and Tablets, and the LIPOSONIXTM system. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
Financial Information About Segments
     We operate in one business segment: pharmaceuticals. Our current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. Information on revenues, operating income, identifiable assets and supplemental revenue of our business franchises appears in the consolidated financial statements included in Item 8 hereof.
Key Aspects of Our Business
     We derive a majority of our revenue from our primary products: DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, VANOS® and ZIANA®. We believe that sales of our primary products will constitute a significant portion of our revenue for 2011.
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
     We estimate customer demand for our prescription products primarily through use of third party syndicated data sources which track prescriptions written by health care providers and dispensed by licensed pharmacies. The data represents extrapolations from information provided only by certain pharmacies and are estimates of historical demand levels. We estimate customer demand for our non-prescription products primarily through internal data that we compile. We observe trends from these data and, coupled with certain proprietary information, prepare demand forecasts that are the basis for our purchase orders for finished and component inventory from our third party manufacturers and suppliers. Our forecasts may fail to accurately anticipate ultimate customer demand for our products. Overestimates of demand and sudden changes in market conditions may result in excessive inventory production and underestimates may result in an inadequate supply of our products in channels of distribution.
     We schedule our inventory purchases to meet anticipated customer demand. As a result, miscalculation of customer demand or relatively small delays in our receipt of manufactured products could result in revenues being deferred or lost. Our operating expenses are based upon anticipated sales levels, and a high percentage of our operating expenses are relatively fixed in the short term.
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 75-80% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. As a result of certain amendments made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, we began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our prescription products, consistent with prescriptions written by licensed health care providers. Because many of our prescription products compete in multi-source markets, it is important for us to ensure that the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at wholesale and drugstore customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail chain drugstore customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce. From time to time we may enter into business arrangements (e.g., loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators.
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
Recent Developments
     As described in more detail below, the following significant events and transactions occurred during 2010, and affected our results of operations, our cash flows and our financial condition:
•	FDA approval of RESTYLANE-L® and PERLANE-L®;

•	Increase of our quarterly dividend from $0.04 per share to $0.06 per share;

•	Notice of Allowance received from the USPTO for patent applications related to SOLODYN®;

•	Issuance of a new patent related to SOLODYN®;

•	Reexamination Certificate received from the USPTO related to SOLODYN®;

•	Settlement Agreement and License Agreement with Mylan;

•	FDA approval of new strengths of SOLODYN®;

•	Sublicense and Development Agreement and Purchase Option with a privately-held U.S. biotechnology company; and

•	Impairment of long-lived assets.
FDA approval of RESTYLANE-L® and PERLANE-L®
     On January 29, 2010, the FDA approved our dermal fillers RESTYLANE-L® and PERLANE-L®, which include the addition of 0.3% lidocaine. RESTYLANE-L® is approved for implantation into the mid to deep dermis, and PERLANE-L® is approved for implantation into the deep dermis to superficial subcutis, both for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds. We began shipping RESTYLANE-L® and PERLANE-L® during February 2010.
Increase of our quarterly dividend from $0.04 per share to $0.06 per share
     On March 10, 2010, we announced that our Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of our Class A common stock, payable on April 30, 2010, to stockholders of record at the close of business on April 1, 2010. This represented a 50% increase compared to our previous cash dividend of $0.04 per issued and outstanding share of our Class A common stock. Subsequent cash dividends announced during 2010 in June, September and December were also at the rate of $0.06 per issued and outstanding share of our Class A common stock.
Notice of Allowance received from the USPTO for patent applications related to SOLODYN®
     On April 2, 2010, we received a second Notice of Allowance from the USPTO for our U.S. patent application No. 11/166,817, entitled “Method For The Treatment Of Acne” (the “’817 Application”). The USPTO initially issued a Notice of Allowance for the ’817 Application in October 2009; however, we filed a Request for Continued Examination with the USPTO in the ’817 Application in November 2009 so that the USPTO could consider references filed in the Reexamination of our U.S. Patent No. 5,908,838. The newly allowed claims under the ’817 Application cover methods of using a controlled-release oral dosage form of minocycline to treat acne, including the use of our product SOLODYN® (minocycline HCl, USP) Extended Release Tablets in all eight currently available dosage forms.
Issuance of a new patent related to SOLODYN®
     On September 8, 2010, the USPTO issued U.S. Patent No. 7,790,705 related to the use of SOLODYN®. The new patent, entitled “Minocycline Oral Dosage Forms for the Treatment of Acne,” relates to the use of dosage forms of SOLODYN® which provide approximately 1 mg/kg dosing based on the body weight of the person, and expires in 2025 or later. Certain claims of patent are the subject of patent infringement lawsuits filed by the Company.
Reexamination Certificate received from the USPTO related to SOLODYN®
     On June 1, 2010, we received a Reexamination Certificate issued by the USPTO in connection with the USPTO’s reexamination of U.S. Patent No. 5,908,838 related to our acne medication SOLODYN®. The Reexamination Certificate is directed to patentable claims 3, 4, 12, and 13, as well as new claims 19-34. The USPTO determined that the claims are patentable, including over all the cited prior art. Certain claims of the patent are the subject of patent infringement lawsuits filed by the Company.
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
Sublicense and Development Agreement and Purchase Option with a privately-held U.S. biotechnology company
     On September 10, 2010, we entered into a sublicense and development agreement with a privately-held U.S. biotechnology company to develop an agent for specific dermatological conditions in the Americas and Europe and a purchase option to acquire the privately-held U.S. biotechnology company.
     Under the terms of the agreements, we paid the privately-held U.S. biotechnology company $5.0 million in connection with the execution of the agreement, and will pay additional potential milestone payments totaling approximately $100.5 million upon successful completion of certain clinical, regulatory and commercial milestones. During the three months ended December 31, 2010, a development milestone was achieved, and we made a $10.0 million payment to the privately-held U.S. biotechnology company pursuant to the development agreement. The initial $5.0 million payment and the $10.0 million milestone payment were recognized as research and development expense during the year ended December 31, 2010.
Impairment of long-lived assets
     We assess the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its present value of anticipated cash flows, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, we recognize an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful life of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.

     During the year ended December 31, 2010, long-lived assets related to certain of our products were determined to be impaired based on our analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $12.1 million related to these long-lived assets. This write-down included the following (in thousands):

Intangible assets related to LipoSonixTM	$7,725
Property and equipment related to LipoSonixTM	2,066
Intangible asset related to non-primary products	2,293

$12,084

     Factors affecting the future cash flows of the LipoSonixTM long-lived assets include the current regulatory and commercial capital equipment environment, which have included delays in the regulatory approval process and competitive products entering the market. The $7.7 million write-down of intangible assets related to LipoSonixTM represented the full carrying value of the intangible assets as of December 31, 2010. Quarterly amortization expense related to these intangible assets prior to the write-down was $167,500. The $2.1 million write-down of property and equipment related to LipoSonix represented the full carrying value of the assets as of December 31, 2010. Quarterly depreciation expense related to these assets prior to the write-down was $138,300.
     Factors affecting the future cash flows of the intangible asset related to certain non-primary products include the planned discontinuation of the products, which are not significant components of our operations. In addition, as a result of the impairment analysis, the remaining amortizable life of the intangible asset was reduced to five months. The intangible asset became fully amortized on February 28, 2011.
Subsequent Events
     On February 9, 2011, we entered into a research and development agreement with Anacor for the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne. Under the terms of the agreement, we paid Anacor $7.0 million in connection with the execution of the agreement, and will pay up to $153.0 million upon the achievement of certain research, development, regulatory and commercial milestones, as well as royalties on sales by us. Anacor will be responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, while we will have an option to obtain an exclusive license for products covered by the agreement.
     On February 24, 2011, we entered into a Settlement Agreement (“Teva Settlement Agreement”) with Teva. Under the terms of the Teva Settlement Agreement, we agreed to grant to Teva a future license to make and sell our generic versions of SOLODYN® in 65mg and 115mg strengths under the SOLODYN® intellectual property rights belonging to us, with the license grant effective in February 2018, or earlier under certain conditions. We also agreed to grant to Teva a future license to make and sell generic versions of SOLODYN® in 55mg, 80mg and 105mg strengths under our SOLODYN® intellectual property rights, with the license grant effective in February 2019, or earlier under certain conditions. The Teva Settlement Agreement provides that Teva will be required to pay us royalties based on sales of Teva’s generic SOLODYN® products pursuant to the foregoing licenses. Pursuant to the Teva Settlement Agreement, the companies agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Teva confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Teva’s activities relating to Teva’s generic SOLODYN® products under ANDA No. 65-485 and any amendments and supplements thereto. Teva also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above. The Maryland court subsequently entered a permanent injunction against any infringement by Teva.
     On February 25, 2011, we announced that as a result of our strategic planning process and the current regulatory and commercial capital equipment environment, we have determined to explore strategic alternatives for our LipoSonix business including, but not limited to, the sale of the stand-alone business. We have engaged Deutsche Bank to assist us in our exploration of strategic alternatives for LipoSonix. As a result of this decision, we will classify the LipoSonix business as a discontinued operation for financial statement reporting purposes beginning during the three months ended March 31, 2011.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Net revenues	100.0%	100.0%	100.0%
Gross profit (d)	90.0	90.1	92.5
Operating expenses	60.4 (a)	67.1 (b)	84.6 (c)

Operating income	29.6	23.0	7.9
Other income (expense), net	—	0.2	(3.0)
Interest and investment (expense) income, net	—	0.6	3.3

Income before income tax expense	29.6	23.8	8.2
Income tax expense	(11.9)	(10.4)	(6.2)

Net income	17.7%	13.4%	2.0%

(a)	Included in operating expenses is $15.0 million (2.1% of net revenues) paid to a privately-held U.S. biotechnology company related to a product development agreement, $3.9 million (0.6% of net revenues) paid to a Medicis partner related to a product development agreement, $9.8 million (1.4% of net revenues) related to the write-down of long-lived assets related to LipoSonixTM, $2.3 million (0.3% of net revenues) related to the write-down of an intangible asset related to certain non-primary products and $17.6 million (2.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $12.0 million (2.1% of net revenues) paid to Impax related to a product development agreement, $10.0 million (1.7% of net revenues) paid to Revance related to a product development agreement, $5.3 million (0.9% of net revenues) paid to Glenmark related to a product development agreement and two license and settlement agreements, $5.0 million (0.9% of net revenues) paid to Perrigo related to a product development agreement and $19.2 million (3.4% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Included in operating expenses is $40.0 million (7.8% of net revenues) paid to Impax related to a development agreement, $30.5 million (5.9% of net revenues) of acquired in-process research and development expense related to our acquisition of LipoSonix, $25.0 million (4.9% of net revenues) paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORT®, $16.6 million (3.2% of net revenues) of compensation expense related to stock options and restricted stock and $4.8 million (0.9% of net revenues) of lease exit costs related to our previous headquarters facility.

(d)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Net Revenues
     The following table sets forth our net revenues for the year ended December 31, 2010 and the year ended December 31, 2009, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2010	2009	$ Change	% Change

Net product revenues	$691.6	$561.7	$129.9	23.1%
Net contract revenues	8.4	10.2	(1.8)	(17.6)%

Total net revenues	$700.0	$571.9	$128.1	22.4%

	2010	2009	$ Change	% Change

Acne and acne-related dermatological products	$482.4	$398.8	$83.6	21.0%
Non-acne dermatological products	175.0	133.6	41.4	31.0%
Non-dermatological products (including contract revenues)	42.6	39.5	3.1	7.8%

Total net revenues	$700.0	$571.9	$128.1	22.4%

	2010	2009	Change

Acne and acne-related dermatological products	68.9%	69.7%	(0.8)%
Non-acne dermatological products	25.0%	23.4%	1.6%
Non-dermatological products (including contract revenues)	6.1%	6.9%	(0.8)%

Total net revenues	100.0%	100.0%	—

     Net revenues associated with our acne and acne-related dermatological products increased by $83.6 million, or 21.0%, during 2010 as compared to 2009 primarily as a result of increased sales of SOLODYN® and ZIANA®, both of which generated strong prescription growth. Net revenues of SOLODYN® during 2009 were negatively impacted by the unauthorized one-day launch of Teva’s generic versions of SOLODYN® units that were sold into the distribution channel prior to the consummation of a Settlement Agreement with us on March 18, 2009. These units caused wholesalers to reduce ordering levels of SOLODYN® and caused us to increase our reserves for sales returns and consumer rebates during the first quarter of 2009. During the third quarter of 2010, we had initial sales of new 55mg, 80mg and 105mg strengths of SOLODYN® after they were approved by the FDA on August 27, 2010, and during the third quarter of 2009 we launched new 65mg and 115mg strengths of SOLODYN® after they were approved by the FDA.
     Net revenues associated with our non-acne dermatological products increased by $41.4 million, or 31.0% during 2010 as compared to 2009, primarily due to sales of DYSPORT®, which was launched in June 2009, and increased sales of RESTYLANE® and VANOS®, partially offset by a decrease in sales of LOPROX®, which was negatively impacted by generic competition. RESTYLANE-L® and PERLANE-L® were launched during February 2010 following FDA approval on January 29, 2010. Beginning in the second quarter of 2009, as a result of certain amendments made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products RESTYLANE®, PERLANE® and DYSPORT®, we began recognizing revenue on these products upon the shipment from McKesson to physicians. As a result, aesthetic product net revenues were negatively impacted during the first quarter of 2009 in anticipation of this change in revenue recognition.
     Net revenues associated with our non-dermatological products increased by $3.1 million, or 7.8%, during 2010 as compared to 2009, primarily due to an increase in sales of BUPHENYL®.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for 2010 and 2009 was approximately $21.7 million and $22.4 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for 2010 and 2009, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2010	2009	$ Change	% Change

Gross profit	$630.0	$515.1	$114.9	22.3%
% of net revenues	90.0%	90.1%
     The increase in gross profit during 2010 as compared to 2009 is primarily due to the $128.1 million increase in net revenues.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2010 and 2009, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2010	2009	$ Change	% Change

Selling, general and administrative	$323.1	$282.2	$40.9	14.5%
% of net revenues	46.2%	49.3%
Share-based compensation expense included in selling, general and administrative	$16.3	$18.1	$(1.8)	(9.9)%
     Selling, general and administrative expenses increased $40.9 million, or 14.5%, during 2010 as compared to 2009, but decreased as a percentage of net revenues from 49.3% during 2009 to 46.2% during 2010. Included in this increase was a $16.2 million increase in personnel costs, primarily due to an increase in the number of employees from 620 as of December 31, 2009, to 685 as of December 31, 2010, the effect of the annual salary increase that occurred during February 2010 and $2.9 million of severance expense related to the departure of an executive employee. Also included in the $40.9 million increase from 2009 was a $12.9 million increase in professional and consulting costs, a $9.0 million increase in promotion expenses, primarily related to the promotion of DYSPORT® and an increase of $2.8 million of other selling, general and administrative costs. The decrease of selling, general and administrative expenses as a percentage of net revenues during 2010 as compared to 2009 was primarily due to the $128.1 million increase in net revenues.

Research and Development Expenses
     The following table sets forth our research and development expenses for 2010 and 2009 (dollar amounts in millions):

	2010	2009	$ Change	% Change

Research and development	$58.3	$72.5	$(14.2)	(19.6)%
Charges included in research and development	$18.9	$32.5	$(13.6)	(41.8)%
Share-based compensation expense included in research and development	$1.3	$1.1	$0.2	18.2%
     Included in research and development expenses for 2010 was $15.0 million (in aggregate) of up-front and milestone payments to a privately-held U.S. biotechnology company related to a product development agreement and $3.9 million (in aggregate) of milestone payments to a Medicis partner related to a product development agreement. Included in research and development expenses for 2009 was a $10.0 million up-front payment to Revance related to a product development agreement, $12.0 million (in aggregate) of milestone payments to Impax related to a product development agreement, a $5.0 million up-front payment to Glenmark related to a product development agreement, $5.0 million (in aggregate) of up-front and milestone payments to Perrigo related to a product development agreement and a $0.5 million milestone payment made to a U.S. company related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during 2010 increased $0.3 million, or 1.0%, to $29.3 million from $29.0 million during 2009. An increase related to amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORT®, which was capitalized as an intangible asset, was offset by the amortization expense related to intangible assets related to Medicis Pediatrics, Inc., which was sold to BioMarin Pharmaceutical Inc. during the second quarter of 2009, not being incurred during 2010.
Impairment of Long-lived Assets
     During the year ended December 31, 2010, long-lived assets related to certain of our products were determined to be impaired based on our analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $12.1 million related to these long-lived assets. This write-down included the following (in thousands):

Intangible assets related to LipoSonixTM	$7,725
Property and equipment related to LipoSonixTM	2,066
Intangible asset related to non-primary products	2,293

$12,084

     Factors affecting the future cash flows of the LipoSonixTM long-lived assets include the current regulatory and commercial capital equipment environment, which have included delays in the regulatory approval process and competitive products entering the market. The $7.7 million write-down of intangible assets related to LipoSonixTM represented the full carrying value of the intangible assets as of December 31, 2010. The $2.1 million write-down of property and equipment related to LipoSonix represented the full carrying value of the assets as of December 31, 2010.
     Factors affecting the future cash flows of the intangible asset related to certain non-primary products include the planned discontinuation of the products, which are not significant components of our operations.

Interest and Investment Income
     Interest and investment income during 2010 decreased $3.5 million, or 46.0%, to $4.1 million from $7.6 million during 2009, due to a decrease in the interest rates achieved by our invested funds during 2010.
Interest Expense
     Interest expense during each of 2010 and 2009 was $4.2 million. Our interest expense during 2010 and 2009 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. See Note 11, “Contingent Convertible Senior Notes” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules” for further discussion on the Old Notes and New Notes.
Other Expense (Income), net
     Other expense of $0.3 million recognized during 2010 represented an other-than-temporary impairment on an asset-backed security investment.
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
Income Tax Expense
     The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for 2010 and 2009 (dollar amounts in millions):

	2010	2009	$ Change	% Change

Income tax expense	$83.5	$59.6	$23.9	40.1%
Effective tax rate	40.4%	44.0%
     The effective rate for 2010 reflects the impact of the non-deductibility of $15.0 million (in aggregate) of up-front and milestone payments associated with a product development agreement with a privately-held U.S. biotechnology company. The effective tax rate for 2009 reflects a $9.0 million discrete tax expense due to the taxable gain on the sale of Medicis Pediatrics.

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
     Net revenues associated with our non-acne dermatological products decreased as a percentage of net revenues, and decreased in net dollars by $14.4 million, or 9.7%, during 2009 as compared to 2008, primarily due to decreased sales of RESTYLANE® and PERLANE®, partially offset by the initial sales of DYSPORT®, which was launched in June 2009. As a result of certain modifications made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, we began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009.
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
     The increase in gross profit during 2009, compared to 2008, was due to the increase in our net revenues, while the decrease in gross profit as a percentage of net revenues was primarily due to the different mix of products sold during 2009 as compared to 2008, including the impact of the launch of DYSPORT® during the second quarter of 2009, which has a lower gross profit margin than most of our other products, and the decrease in contract revenues. In addition, gross margin for 2009 included a charge of $4.8 million associated with an increase in our inventory reserve during 2009, due to an increase in the amount of inventory projected not to be sold by expiry dates.
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for 2009 and 2008, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2009	2008	$ Change	% Change

Selling, general and administrative	$282.2	$279.3	$2.9	1.0%
% of net revenues	49.3%	53.9%
Share-based compensation expense included in selling, general and administrative expense	$18.1	$16.3	$1.8	11.0%
     The $2.9 million increase in selling, general and administrative expenses during 2009 as compared to 2008 was attributable to approximately $10.3 million of increased personnel costs, primarily related to an increase in the number of employees from 587 as of December 31, 2008, to 620 as of December 31, 2009, and the effect of the annual salary increase that occurred during February 2009, and $8.5 million of increased promotion expenses, primarily due to the launch of DYSPORT® during the second quarter of 2009, partially offset by $9.4 million of decreased professional and consulting expenses, $4.8 million related to a lease retirement obligation recorded during 2008 and a net reduction of $1.7 million of other selling, general and administrative costs incurred during 2009. Professional and consulting expenses incurred during 2008 included costs related to the restatement of our 2007 Form 10-K and our Form 10-Q’s for the first and second quarters of 2008 and the implementation of our new enterprise resource planning (ERP) system. The decrease of selling, general and administrative expenses as a percentage of net revenues during 2009 as compared to 2008 was primarily due to the $54.1 million increase in net revenues.

Research and Development Expenses
     The following table sets forth our research and development expenses for 2009 and 2008 (dollar amounts in millions):

	2009	2008	$ Change	% Change
Research and development	$72.5	$100.4	$(27.9)	(27.8)%
Charges included in research and development	$32.5	$65.0	$(32.5)	(50.0)%
Share-based compensation expense included in research and development	$1.1	$0.3	$0.8	266.7%
     Included in research and development expenses for 2009 was a $10.0 million up-front payment to Revance related to a product development agreement, $12.0 million (in aggregate) of milestone payments to Impax related to a product development agreement, a $5.0 million up-front payment to Glenmark related to a product development agreement, $5.0 million (in aggregate) of up-front and milestone payments to Perrigo related to a product development agreement and a $0.5 million milestone payment made to a U.S. company related to a product development agreement. Included in research and development expenses for 2008 was a $40.0 million up-front payment to Impax related to a development agreement and a $25.0 million milestone payment to Ipsen, upon the FDA’s acceptance of Ipsen’s BLA for DYSPORT®, which was formerly known as RELOXIN® during clinical development. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during 2009 increased $1.3 million, or 4.9%, to $29.0 million from $27.7 million during 2008. This increase was primarily due to initial amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORT®, which was capitalized as an intangible asset, and depreciation incurred related to our new headquarters facility.
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
Interest Expense
     Interest expense during 2009 decreased $2.4 million, to $4.2 million during 2009 from $6.7 million during 2008. Our interest expense during 2009 and 2008 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, our New Notes, which accrue interest at 1.5% per annum, and amortization of fees and other origination costs related to the issuance of the New Notes. The decrease in interest expense during 2009 as compared to 2008 was primarily due to the repurchase of $283.7 million of our New Notes in June 2008, and the fees and origination costs related to the issuance of the New Notes becoming fully amortized during the second quarter of 2008. See Note 11, “Contingent Convertible Senior Notes” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules” for further discussion on the Old Notes and New Notes.

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

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the year ended December 31, 2010 and 2009, and selected balance sheet components as of December 31, 2010 and 2009 (dollar amounts in millions):

	2010	2009	$ Change	% Change

Cash provided by (used in):
Operating activities	$178.4	$177.9	$0.5	0.3%
Investing activities	(172.3)	(62.2)	(110.1)	177.0%
Financing activities	3.6	7.0	(3.4)	(48.6)%

	Dec. 31, 2010	Dec. 31, 2009	$ Change	% Change

Cash, cash equivalents, and short-term investments	$704.2	$528.3	$175.9	33.3%
Working capital	627.2	434.6	192.6	44.3%
Long-term investments	21.5	25.5	(4.0)	(15.7)%
2.5% contingent convertible senior notes due 2032	169.1	169.1	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%
Working Capital
     Working capital as of December 31, 2010 and 2009, consisted of the following (dollar amounts in millions):

	Dec. 31, 2010	Dec. 31, 2009	$ Change	% Change

Cash, cash equivalents, and short-term investments	$704.2	$528.3	$175.9	33.3%
Accounts receivable, net	130.8	95.2	35.6	37.4%
Inventories, net	39.8	26.0	13.8	53.1%
Deferred tax assets, net	76.7	66.3	10.4	15.7%
Other current assets	15.6	16.5	(0.9)	(5.5)%

Total current assets	967.1	732.3	234.8	32.1%

Accounts payable	42.8	44.2	(1.4)	(3.2)%
Reserve for sales returns	60.7	48.0	12.7	26.5%
Accrued consumer rebate and loyalty programs	101.7	73.3	28.4	38.7%
Managed care and Medicaid reserves	49.4	47.1	2.3	4.9%
Income taxes payable	4.6	16.7	(12.1)	(72.5)%
Other current liabilities	80.7	68.4	12.3	18.0%

Total current liabilities	339.9	297.7	42.2	14.2%

Working capital	$627.2	$434.6	$192.6	44.3%

     We had cash, cash equivalents and short-term investments of $704.2 million and working capital of $627.2 million at December 31, 2010, as compared to $528.3 million and $434.6 million, respectively, at December 31, 2009. The increases were primarily due to the generation of $178.4 million of operating cash flow during 2010.

     Accounts receivable, net, increased $35.6 million, or 37.4%, from $95.2 million at December 31, 2009 to $130.8 million at December 31, 2010. The increase was primarily due to a $37.1 million increase in gross sales during the month of December 2010 as compared to the month of December 2009. As our standard payment terms are 30 days, orders that occur during the last month of a quarter are typically not due for payment until after the end of the quarter. Gross sales during the month of December 2010 were $140.4 million, or 44.7% of the total gross sales for the fourth quarter of 2010, as compared to gross sales during the month of December 2009 of $103.3 million, or 35.9% of total gross sales for the fourth quarter of 2009. Days’ sales outstanding, calculated as accounts receivable, net, as of the end of the reporting period, divided by total gross sales for the quarter, multiplied by the number of days in the quarter, was 38 days as of December 31, 2010 as compared to 30 days as of December 31, 2009. The increase in days’ sales outstanding was primarily due to the timing of orders placed by customers during the respective quarters. Although more of the customers’ purchases during the fourth quarter of 2010 occurred during the last month of the quarter as compared to the fourth quarter of 2009, their total purchases for the fourth quarter of 2010 were consistent with previous quarters. We sell our products primarily to major wholesalers and retail pharmacy chains. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and drug chain customers to effect the distribution allocation of substantially all of our prescription products. We also defer the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand, and we defer the recognition of revenue of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, until our exclusive U.S. distributor, McKesson, ships these products to physicians. There has not been a significant increase in inventories in the distribution channel during the year ended December 31, 2010.
     Inventories, net, increased $13.8 million, or 53.1% from $26.0 million at December 31, 2009 to $39.8 million at December 31, 2010. Raw materials inventory increased $9.9 million, from $7.5 million at December 31, 2009 to $17.4 million at December 31, 2010, primarily due to a planned increase to a six-month manufacturing supply from a three-month supply of raw materials for SOLODYN®, to ensure no disruption in supply based on current demand levels. Finished goods inventory increased $5.3 million, from $21.1 million at December 31, 2009 to $26.4 million at December 31, 2010, primarily due to the addition of inventory of RESTYLANE-L® and PERLANE-L®, which were approved by the FDA on January 29, 2010.
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
     On July 1, 2008, we acquired LipoSonix, an independent, privately-held company with a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix, now known as Medicis Technologies Corporation, is a medical device company developing non-invasive body sculpting technology. Its first product, the LIPOSONIXTM system, is currently marketed and sold through distributors in Europe and Japan, and direct to practitioners in Canada. In the U.S., the LIPOSONIXTM system is an investigational device and is not currently cleared or approved for sale. Under the terms of the transaction, we paid $150.0 million in cash for all of the outstanding shares of LipoSonix. In addition, we will pay LipoSonix stockholders certain milestone payments up to an additional $150.0 million if various commercial milestones are achieved on a worldwide basis.
     As of December 31, 2010, our investments included $21.5 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. On April 9, 2009, the Financial Accounting Standards Board (“FASB”) released FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption, FSP FAS 115-2, which is now part of ASC 320, Investments — Debt and Equity Securities, requires that entities should report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date from retained earnings to other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. We adopted FSP FAS 115-2 during the three months ended June 30, 2009, and accordingly, we reclassified $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to our auction rate floating securities from retained earnings to other comprehensive income in our consolidated balance sheets during the three months ended June 30, 2009. During 2010 and 2009, we liquidated $6.4 million and $9.6 million, respectively, of our auction rate floating securities at par.
Operating Activities
     Net cash provided by operating activities during the year ended December 31, 2010 was approximately $178.4 million, compared to cash provided by operating activities of approximately $177.9 million during the year ended December 31, 2009. The following is a summary of the primary components of cash provided by operating activities during the year ended December 31, 2010 and 2009 (in millions):

	2010	2009

Payments made to a privately-held U.S. biotechnology company related to a development agreement	$(15.0)	$—
Payment made to a Medicis partner related to a development agreement	(3.9)	—
Payment made to Revance related to a development agreement	—	(10.0)
Payments made to Impax related to a development agreement	—	(12.0)
Payments made to Perrigo related to a development agreement	—	(5.0)
Payment made to Glenmark related to a development agreement and license and settlement agreements	—	(5.3)
Income taxes paid	(81.1)	(44.6)
Other cash provided by operating activities	278.4	254.8

Cash provided by operating activities	$178.4	$177.9

Investing Activities
     Net cash used in investing activities during the year ended December 31, 2010, was approximately $172.3 million, compared to net cash used in investing activities during the year ended December 31, 2009, of $62.2 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective periods. During 2009, we paid $75.0 million to Ipsen upon the FDA’s approval of DYSPORT®, and we received $70.3 million upon the sale of Medicis Pediatrics to BioMarin, which closed in June 2009.
Financing Activities
     Net cash provided by financing activities during the year ended December 31, 2010, was $3.6 million, compared to net cash provided by financing activities of $7.0 million during the year ended December 31, 2009. Proceeds from the exercise of stock options were $16.3 million during the year ended December 31, 2010, compared to $16.1 million during the year ended December 31, 2009. Dividends paid during the year ended December 31, 2010, were $13.2 million, compared to dividends paid during the year ended December 31, 2009, of $9.4 million.

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
     Except for the New Notes and Old Notes, we had only $5.1 million of long-term liabilities at December 31, 2010, and we had $339.9 million of current liabilities at December 31, 2010. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
     In connection with occupancy of the new headquarter office during 2008, we ceased use of the prior headquarter office, which consists of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expired in December 2010. Under ASC 420, Exit or Disposal Cost Obligations, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. We recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008, consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses in our consolidated statements of income. We have not recorded any other costs related to the lease for the prior headquarters, other than accretion expense.
     As of December 31, 2010, the amended lease agreement has expired and we have made all of our required payments under the terms of the lease. The following is a summary of the activity in the liability for lease exit costs for the year ended December 31, 2010:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2009	to Expense	Made	from Sublease	Dec. 31, 2010
Lease exit costs liability	$2,063,677	$74,434	$(2,138,111)	$—	$—
Dividends
     We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. Since July 2003, we have paid quarterly cash dividends aggregating approximately $59.8 million on our common stock. In addition, on December 15, 2010, we announced that our Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of common stock payable on January 31, 2011, to our stockholders of record at the close of business on January 3, 2011. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
     We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $21.5 million at December 31, 2010. These securities were included in long-term investments at December 31, 2010.

     Our auction rate floating securities are classified as available-for-sale securities and are reflected at fair value. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under ASC 820, Fair Value Measurements and Disclosure. However, due to events in credit markets that began during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities, beginning in the first quarter of 2008, utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008, and we recorded an other-than-temporary impairment loss of $6.4 million during the fourth quarter of 2008 on our auction rate floating securities, based on our estimate of the fair value of these investments. Our estimate of fair value of our auction-rate floating securities was based on market information and estimates determined by our management, which could change in the future based on market conditions. In accordance with a new accounting standard which is now part of ASC 320, Investments — Debt and Equity Securities, during the three months ended June 30, 2009, we reclassified $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to our auction rate floating securities from retained earnings to other comprehensive income in our consolidated balance sheets during the three months ended June 30, 2009.
     In November 2008, we entered into a settlement agreement with the broker through which we purchased auction rate floating securities. The settlement agreement provided us with the right to put an auction rate floating security held by us back to the broker beginning on June 30, 2010. At June 30, 2010 and December 31, 2009, we held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. At inception, we elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments, and accordingly adjusted the put option to fair value at each reporting date. Concurrent with the execution of the settlement agreement, we reclassified this auction rate floating security from available-for-sale to trading securities. This auction rate floating security was sold at par on July 1, 2010.
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
Off-Balance Sheet Arrangements
     As of December 31, 2010, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations
     The following table summarizes our significant contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes certain other purchase obligations as discussed below (in thousands):

	Payments Due by Period
			More Than	More Than
			1 Year and	3 Years and
		Less Than	Less Than	Less Than	More Than
	Total	1 Year	3 Years	5 Years	5 Years

Long-term debt	$169,326	$—	$169,326	$—	$—
Interest on long-term debt	90,977	4,231	8,463	8,463	69,820
Operating leases	44,435	4,808	9,330	9,472	20,825
Uncertain income tax positions	799	799	—	—	—
Other purchase obligations and commitments	867	173	347	347	—

Total contractual obligations	$306,404	$10,011	$187,466	$18,282	$90,645

     The long-term debt consists of our Old Notes and New Notes. We may redeem some or all of the Old Notes and New Notes at any time on or after June 11, 2007, and June 11, 2008, respectively, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes and New Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2012 and 2017 and New Notes on June 4, 2013 and 2018, or upon a change in control, as defined in the indenture agreements governing the Old Notes and New Notes, at 100% of the principal amount of the Old Notes and New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. As of December 31, 2010, $169.1 million of the Old Notes were classified in the “More than 1 year and less than 3 years” category as the holders of the Old Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2012, which is more than 1 year but less than 3 years from the December 31, 2010 balance sheet date. As of December 31, 2010, $0.2 million of New Notes were classified in the “More than 1 year and less than 3 years” category as the holders of the New Notes may require us to repurchase all or a portion of their New Notes on June 4, 2013, which is more than 1 year but less than 3 years from the December 31, 2010 balance sheet date.
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
     We have committed to make potential future “milestone” payments to third-parties as part of certain product development and license agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement and timing of these milestones are not fixed or reasonably determinable, such contingencies have not been recorded on our consolidated balance sheets and are not included in the above table. The total amount of potential future milestone payments related to development and license agreements is approximately $588.2 million, including $153.0 million of potential future milestone payments related to our research and development agreement with Anacor that was executed on February 9, 2011.
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
      We have excluded from the table above approximately $0.6 million in reserves for uncertain income tax positions, as we cannot make a reasonably reliable estimate of the period in which cash settlement with the respective taxing authority will occur, if any.
     The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules”. We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our consolidated financial statements and are important in understanding our financial condition and results of operations.
Revenue Recognition
     Revenue from our product sales is recognized pursuant to ASC 605, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.
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
     We enter into licensing arrangements with other parties whereby we receive contract revenue based on the terms of the agreement. The timing of revenue recognition is dependent on the level of our continuing involvement in the manufacture and delivery of licensed products. If we have continuing involvement, the revenue is deferred and recognized on a straight-line basis over the period of continuing involvement. In addition, if our licensing arrangements require no continuing involvement and payments are merely based on the passage of time, we assess such payments for revenue recognition under the collectibility criteria of ASC 605.

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

     The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the years ended December 31, 2008, 2009 and 2010 (dollars in thousands):

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total

Balance at Dec. 31, 2007	$68,787	$1,907	$511	$320	$4,881	$14,745	$91,151

Actual	(50,042)	—	(12,268)	(2,001)	(17,230)	(49,462)	(131,003)

Provision	40,866	(1,193)	13,005	2,152	29,305	63,165	147,300

Balance at Dec. 31, 2008	$59,611	$714	$1,248	$471	$16,956	$28,448	$107,448

Actual	(29,498)	—	(18,042)	(2,812)	(68,578)	(168,196)	(287,126)

Provision	17,949	549	18,954	3,029	98,700	213,059	352,240

Balance at Dec. 31, 2009	$48,062	$1,263	$2,160	$688	$47,078	$73,311	$172,562

Actual	(24,535)	—	(22,728)	(4,756)	(100,229)	(280,047)	(432,295)

Provision	37,165	(681)	23,398	5,219	102,526	308,414	476,041

Balance at Dec. 31, 2010	$60,692	$582	$2,830	$1,151	$49,375	$101,678	$216,308

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
     The provision for product returns was $17.9 million, or 1.9% of gross product sales, and $40.9 million, or 6.2% of gross product sales, for the years ended December 31, 2009 and 2008, respectively. The reserve for product returns was $48.1 million and $59.6 million as of December 31, 2009 and 2008, respectively. The decrease in the provision and the reserve was primarily related to a reduction in product returns experienced from $50.4 million, or 7.6% of gross product sales during 2008, to $27.7 million, or 2.9% of gross product sales during 2009, and lower levels of inventory in the distribution channel at December 31, 2009, resulting primarily from the impact of distribution services agreements with our two largest wholesalers that we entered into during 2008.
     The provision for product returns was $37.2 million, or 3.1% of gross product sales, and $17.9 million, or 1.9% of gross product sales, for the years ended December 31, 2010 and 2009, respectively. The reserve for product returns increased $12.6 million, from $48.1 million as of December 31, 2009 to $60.7 million as of December 31, 2010. The increase in the provision during the comparable periods and in the reserve during the year ended December 31, 2010 was primarily related to additional estimated required reserves for newly-launched products.
     If the amount of our estimated quarterly returns increased by 10.0 percent, our sales returns reserve at December 31, 2010, would increase by approximately $3.4 million and corresponding revenue would decrease by the same amount. Conversely, if the amount of our estimated quarterly returns decreased by 10.0 percent, our sales returns reserve at December 31, 2010, would decrease by approximately $3.4 million and corresponding revenue would increase by the same amount. We consider the sensitivity analysis of a 10.0 percent variance between estimated and actual sales returns to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our sales returns reserves.
     For newly-launched products, if the returns reserve percentage increased by one percentage point, our sales return reserve at December 31, 2010, would increase by approximately $6.4 million and corresponding revenue would decrease by the same amount. Conversely, if the returns reserve percentage decreased by one percentage point, our sales returns reserve at December 31, 2010, would have decreased by approximately $6.4 million and corresponding revenue would increase by the same amount. We consider the sensitivity analysis of a one percentage point variance between estimated and actual returns reserve percentage to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our sales returns reserves for newly-launched products.
     We also defer the recognition of revenue and related cost of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand. The distribution channel’s market demand requirement is estimated based on inventory information reported to us by our major wholesale customers for which we have inventory management agreements, who make up a significant majority of our total sales of inventory into the distribution channel. No adjustment is made for those customers who do not provide inventory information to us. Deferred product revenue associated with estimated excess inventory at wholesalers was approximately $0.6 million, $1.3 million and $0.7 million as of December 31, 2010, 2009 and 2008, respectively.
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
     The provision for cash discounts was $23.4 million, or 2.0% of gross product sales, and $19.0 million, or 2.0% of gross product sales, for the years ended December 31, 2010 and 2009, respectively. The reserve for cash discounts increased $0.6 million, from $2.2 million as of December 31, 2009 to $2.8 million as of December 31, 2010. The increase in the provision during the comparable periods was due to an increase in gross product sales. The increase in the reserve for sales discounts during the year ended December 30, 2010 was due to the increase in the related eligible outstanding accounts receivable amounts as of December 31, 2010 as compared to December 31, 2009.
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
     The provision for contract chargebacks was $5.2 million, or 0.4% of gross product sales, and $3.0 million, or 0.3% of gross product sales, for the years ended December 31, 2010 and 2009, respectively. The reserve for contract chargebacks increased $0.5 million, from $0.7 million as of December 31, 2009 to $1.2 million as of December 31, 2010. The increase in the provision during the comparable periods and the reserve during the year ended December 31, 2010 was due to an increase in eligible gross product sales and in the number of pricing contracts in place during the comparable periods.
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
     The provision for managed care and Medicaid rebates was $102.5 million, or 8.6% of gross product sales, and $98.7 million, or 10.5% of gross product sales, for the years ended December 31, 2010 and 2009, respectively. The reserve for managed care and Medicaid rebates increased $2.3 million, from $47.1 million as of December 31, 2009 to $49.4 million as of December 31, 2010. The increase in the provision during the comparable periods and in the reserve during the year ended December 31, 2010 was due to an increase in eligible gross product sales.
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

     The provision for consumer rebates and loyalty programs was $213.1 million, or 22.6% of gross product sales, and $63.2 million, or 9.6% of gross product sales, for the years ended December 31, 2009 and 2008, respectively. The reserve for consumer rebates and loyalty programs was $73.3 million and $28.4 million as of December 31, 2009 and 2008, respectively. The increase in the provision and the reserve was primarily due to new consumer rebate programs initiated during 2009 related to our SOLODYN®, ZIANA®, DYSPORT®, RESTYLANE® and PERLANE® products.
     The provision for consumer rebates and loyalty programs was $308.4 million, or 25.9% of gross product sales, and $213.1 million, or 22.6% of gross product sales, for the years ended December 31, 2010 and 2009, respectively. The reserve for consumer rebates and loyalty programs increased $28.4 million, from $73.3 million as of December 31, 2009 to $101.7 million as of December 31, 2010. The increase in the provision during the comparable periods and in the reserve during the year ended December 31, 2010 was primarily due to the continued growth in consumer rebate programs related to our SOLODYN®, ZIANA® RESTYLANE® and PERLANE® products, as well as the new DYSPORT® Challenge program that was in place during most of 2010.
     If our 2010 estimates of rebate redemption rates or average rebate amounts for our consumer rebate programs changed by 10.0 percent, our reserve for consumer rebates would be impacted by approximately $5.0 million and corresponding revenue would be impacted by the same amount. We consider the sensitivity analysis of a 10.0 percent variance in our estimated rebate redemption rates and average rebate amounts to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our reserve for consumer rebates.
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
Share-Based Compensation
     In accordance with ASC 718, Compensation — Stock Compensation, we are required to recognize the fair value of share-based compensation awards as an expense. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Increasing the weighted average volatility by 2.5 percent (from 0.33 percent to 0.355 percent) would have increased the fair value of stock options granted in 2010 to $8.72 per share. Conversely, decreasing the weighted average volatility by 2.5 percent (from 0.33 percent to 0.305 percent) would have decreased the fair value of stock options granted in 2010 to $7.79 per share. The expected life of the awards is based on historical experience of awards with similar characteristics. Stock option awards granted during 2010 have a stated term of 7 years, and the weighted average expected life of the awards was determined to be 7 years. Decreasing the weighted average expected life by 0.5 years (from 7.0 years to 6.5 years) would have decreased the fair value of stock options granted in 2010 to $8.01 per share. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts.
     The fair value of our restricted stock grants is based on the fair market value of our common stock on the date of grant.
     The fair value of stock appreciation rights (“SARs”) is adjusted at the end of each reporting period based on updated valuation variables at the end of each reporting period. The fair value of SARs is most affected by changes in the fair market value of our common stock at the end of each reporting period.
     We are required to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of 2011 was immaterial.
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
Inventory
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. We could be required to expense previously capitalized costs related to pre-approval inventory if the probability of future commercial use and future economic benefit changes due to denial or delay of regulatory approval, a delay in commercialization, or other factors. Conversely, our gross margins could be favorably impacted if previously expensed pre-approval inventory becomes available and is used for commercial sale. As of December 31, 2010, there were no costs capitalized into inventory for products that have not yet received regulatory approval.
Long-lived Assets
     We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its present value of anticipated net cash flows, based on the best information available, including market prices or discounted cash flow analysis.
     When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.
     During 2010, an impairment charge of approximately $12.1 million was recognized related to our review of long-lived assets, and the remaining useful life of an intangible asset that was deemed to be impaired was reduced. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for, and/or accelerate amortization of, long-lived assets. During 2009 and 2008, we did not recognize an impairment charge as a result of our review of long-lived assets.
     If our 2010 estimates of future net revenues and gross profit margin for DYSPORT® were both reduced by 10.0 percent, our intangible asset related to DYSPORT® would be impaired by approximately $20.0 million. If only our 2010 estimates of future net revenues for DYSPORT® were reduced by 10.0 percent, and our 2010 estimates of gross profit margin for DYSPORT® were reduced by 9.0 percent or less, our intangible asset related to DYSPORT® would not be impaired. Similarly, if only our 2010 estimates of gross profit margin for DYSPORT® were reduced by 10.0 percent, and our 2010 estimates of future net revenues for DYSPORT® were reduced by 9.0 percent or less, our intangible asset related to DYSPORT® would not be impaired. We consider the sensitivity analysis of a 10.0 percent variance in our future estimated net revenues and gross profit margin amounts to be representative of the range of other outcomes that we are reasonably likely to experience in assessing the potential impairment of long-lived assets.
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
     Based on our historical pre-tax earnings, we believe it is more likely than not that we will realize the benefit of substantially all of the existing net deferred tax assets at December 31, 2010. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income; however, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.
     We have an option to acquire Revance or license Revance’s topical product that is under development. Through December 31, 2010, we have recorded $21.0 million of charges related to the reduction in the carrying value of the Revance investment. The reduction in the carrying value of the Revance investment is currently an unrealized loss for tax purposes. We will not be able to determine the character of the loss until we exercise or fail to exercise our option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. We have recorded a $7.6 million valuation allowance against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that we believe is more likely than not to be realized.
     We have an option to acquire a privately-held U.S. biotechnology company. Through December 31, 2010, we have an unrealized tax loss of $16.4 million related to this option. If we fail to exercise our option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. We have recorded a $5.9 million valuation allowance against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that we believe is more likely than not to be realized.
Research and Development Costs and Accounting for Strategic Collaborations
     All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. We may continue to make non-refundable payments to third parties for new technologies and research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made.
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
Legal Contingencies
     We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is estimable. We disclose material contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. In addition to the matters disclosed in “Item 3. Legal Proceedings” of Part I of this report, we are party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
Recent Accounting Pronouncements
     In October 2009, the FASB approved for issuance Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The adoption of the guidance on January 1, 2011 is not expected to have a material impact on our results of operations and financial condition.
     In March 2010, the FASB approved for issuance ASU No. 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The updated guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions, and is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the guidance on January 1, 2011 is not expected to have a material impact on our results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2010, $208.9 million of our cash equivalent investments were in money market securities that are reflected as cash equivalents, because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.
     Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $506.7 million as of December 31, 2010, and $344.8 million as of December 31, 2009. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.
     As of December 31, 2010, our investments included auction rate floating securities with a fair value of $21.5 million. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008, 2009 and 2010 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the lack of liquidity of these investments, we recorded an other-than-temporary impairment loss of $6.4 million during 2008 on our auction rate floating securities. During the three months ended June 30, 2009, we adopted FSP FAS 115-2 (now part of ASC 320), and accordingly, we reclassified $3.1 million of this other-than-temporary impairment loss, net of income taxes, from retained earnings to other comprehensive income in our consolidated balance sheets during the three months ended June 30, 2009.
     The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates, as well are our Contingent Convertible Senior Notes, which have fixed interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in thousands):
Interest Rate Sensitivity
Principal Amount by Expected Maturity as of December 31, 2010

	Financial instruments mature during year ended December 31,
	2011	2012	2013	2014	2015	Thereafter

Available-for-sale and trading securities	$301,167	$151,837	$27,180	$5,008	$—	$21,480
Weighted-average yield rate	0.9%	0.9%	0.9%	0.7%	0.0%	1.9%

Contingent convertible senior notes due 2032	$—	$—	$—	$—	$—	$169,145
Interest rate	—	—	—	—	—	2.5%
Contingent convertible senior notes due 2033	$—	$—	$—	$—	$—	$181
Interest rate	—	—	—	—	—	1.5%
     We have not entered into derivative financial instruments. We have minimal operations outside of the U.S. and, accordingly, we have not been susceptible to significant risk from changes in foreign currencies.
     During the normal course of business we could be subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discussed above, and collectability of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.
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
     During the three months ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     Our independent registered public accounting firm, Ernst & Young LLP, who also audited our consolidated financial statements, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited Medicis Pharmaceutical Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medicis Pharmaceutical Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the heading “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Medicis Pharmaceutical Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2010 consolidated financial statements of Medicis Pharmaceutical Corporation and subsidiaries and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 1, 2011

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
     The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2010, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     On June 1, 2010, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Page
(a) Documents filed as a part of this Report
(1) Financial Statements:
Index to consolidated financial statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2010 and 2009	F-3
Consolidated statements of income for the years ended December 31, 2010, 2009 and 2008	F-5
Consolidated statements of stockholders’ equity for the years ended December 31, 2010, 2009 and 2008	F-6
Consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008	F-8
Notes to consolidated financial statements	F-9
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1
This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits filed as part of this Report:

Exhibit No.	Description
2.1	Agreement of Merger, dated as of December 1, 1997, by and among the Company, Medicis Acquisition Corporation and GenDerm Corporation(11)

2.2	Agreement and Plan of Merger, dated as of October 1, 2001, by and among the Company, MPC Merger Corp. and Ascent Pediatrics, Inc.(16)

2.3	Agreement and Plan of Merger, dated as of June 16, 2008, by and among the Company, Donatello, Inc., and LipoSonix, Inc.(45)

3.1	Amended and Restated Certificate of Incorporation of the Company(20)

3.2	Amended and Restated By-Laws of the Company(53)

4.1	Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(23)

4.2	Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee(20)

4.3	Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee.(17)

4.4	Supplemental Indenture dated as of February 1, 2005, to Indenture dated, as of August 19, 2003 between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee(22)

4.5	Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc.(17)

4.6	Form of specimen certificate representing Class A common stock(1)

10.1	Asset Purchase Agreement, dated April 20, 2004, among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc.(20)

10.2	Merger Termination Agreement, dated as of December 13, 2005, by and among the Company, Masterpiece Acquisition Corp. and Inamed Corporation(28)

10.3	Securities Purchase Agreement, dated May 18, 2004, among the Company, Ascent Pediatrics,
Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc.(20)

10.4	Termination Agreement, dated October 19, 2005, by and between the Company and Michael A. Pietrangelo(25)

10.5	License Agreement, dated May 18, 2004, among the Company, BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc. and Ascent Pediatrics, Inc.(20)

10.6	Medicis Pharmaceutical Corporation 1995 Stock Option Plan(4)

10.7(a)	Employment Agreement between the Company and Jonah Shacknai, dated July 24, 1996(8)

Exhibit No.	Description
10.7(b)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated April 1, 1999(14)

10.7(c)	Amendment to Employment Agreement by and between the Company and Jonah Shacknai, dated February 21, 2001(14)

10.7(d)	Third Amendment, dated December 30, 2005, to Employment Agreement between the Company and Jonah Shacknai(29)

10.7(e)	Fourth Amendment to Employment Agreement, dated December 23, 2008, by and between the Company and Jonah Shacknai(46)

10.8	Medicis Pharmaceutical Corporation 2001 Senior Executive Restricted Stock Plan(27)

10.9(a)	Medicis Pharmaceutical Corporation 2002 Stock Option Plan(18)

10.9(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(26)

10.10(a)	Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(24)

10.10(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan, dated August 1, 2005(26)

10.11(a)	Medicis Pharmaceutical Corporation 1998 Stock Option Plan(30)

10.11(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(26)

10.11(c)	Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(26)

10.12(a)	Medicis Pharmaceutical Corporation 1996 Stock Option Plan(31)

10.12(b)	Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(26)

10.13	Waiver Letter, dated March 18, 2005 between the Company and Q-Med AB(24)

10.14	Supply Agreement, dated October 21, 1992, between Schein Pharmaceutical and the Company(2)

10.15	Amendment to Manufacturing and Supply Agreement, dated March 2, 1993, between Schein Pharmaceutical and the Company(3)

10.16(a)	Credit and Security Agreement, dated August 3, 1995, between the Company and Norwest Business Credit, Inc.(5)

10.16(b)	First Amendment to Credit and Security Agreement, dated May 29, 1996, between the Company and Norwest Bank Arizona, N.A.(8)

10.16(c)	Second Amendment to Credit and Security Agreement, dated November 22, 1996, by and between the Company and Norwest Bank Arizona, N.A. as successor-in-interest to Norwest Business Credit, Inc.(10)

10.16(d)	Third Amendment to Credit and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(12)

10.16(e)	Fourth Amendment to Credit and Security Agreement, dated November 22, 2000, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(15)

10.16(f)	Fifth Amendment to Credit and Security Agreement, dated November 22, 2002, by and between the Company and Wells Fargo Bank Arizona, N.A., formerly known as Norwest Bank Arizona, N.A., as successor-in-interest to Norwest Business Credit, Inc.(20)

10.17(a)	Patent Collateral Assignment and Security Agreement, dated August 3, 1995, by and between the Company and Norwest Business Credit, Inc.(6)

10.17(b)	First Amendment to Patent Collateral Assignment and Security Agreement, dated May 29, 1996, by the Company to Norwest Bank Arizona, N.A.(8)

10.17(c)	Amended and Restated Patent Collateral Assignment and Security Agreement, dated November 22, 1998, by the Company to Norwest Bank Arizona, N.A.(12)

10.18(a)	Trademark, Tradename and Service Mark Collateral Assignment and Security Agreement, dated August 3, 1995, by and between the Company and Norwest Business Credit, Inc.(7)

10.18(b)	First Amendment to Trademark, Tradename and Service Mark Collateral Assignment and Security Agreement, dated May 29, 1996, by and between the Company and Norwest Bank Arizona, N.A.(8)

10.18(c)	Amended and Restated Trademark, Tradename, and Service Mark Collateral Assignment and Security Agreement, dated November 22, 1998, by and between the Company and Norwest Bank Arizona, N.A.(12)

10.19	Assignment and Assumption of Loan Documents, dated May 29, 1996, by and between Norwest Business Credit, Inc. and Norwest Bank Arizona, N.A.(8)

Exhibit No.		Description
10.20		Multiple Advance Note, dated May 29, 1996, from the Company to Norwest Bank Arizona, N.A.(8)

10.21		Asset Purchase Agreement, dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GmbH and Hoechst Marion Roussel, S.A.(12)

10.22		License and Option Agreement, dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GmbH and Hoechst Marion Roussel, S.A.(12)

10.23		Loprox Lotion Supply Agreement, dated November 15, 1998, by and between the Company and Hoechst Marion Roussel, Inc.(12)

10.24		Supply Agreement, dated November 15, 1998, by and between the Company and Hoechst Marion Roussel Deutschland GmbH(12)

10.25		Asset Purchase Agreement effective January 31, 1999, by and between the Company and Bioglan Pharma Plc(13)

10.26		Stock Purchase Agreement, effective as of April 1, 1999, by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech(13)

10.27		Asset Purchase Agreement by and between the Company and Bioglan Pharma Plc, dated June 29, 1999(13)

10.28		Asset Purchase Agreement, dated as of June 29,1999, by and among The Exorex Company, LLC, Bioglan Pharma Plc, the Company and IMX Pharmaceuticals, Inc.(13)

10.29		Medicis Pharmaceutical Corporation Executive Retention Plan(13)

10.30		Asset Purchase Agreement, dated as of September 14, 1999, between the Company and Warner Chilcott, Inc.(9)

10.31(a)		Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(19)

10.31(b)		Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated as of March 7, 2003(19)

10.32		Supply Agreement between the Company and Q-Med AB, dated as of March 7, 2003(21)

10.33		Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated as of March 7, 2003(19)

10.34	*	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004(20)

10.35	*	Intellectual Property License Agreement, dated July 15, 2004, between Q-Med AB and Medicis Aesthetics Holdings Inc.(20)

10.36	+*	Letter Agreement, dated January 20, 2011, by and among the Company, HA North American Sales AB and Q-Med AB

10.37		Note Agreement, dated as of October 1, 2001, by and among Ascent Pediatrics, Inc., the Company, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC, FS Parallel Fund L.P., BancBoston Ventures Inc. and Flynn Partners (16)

10.38		Voting Agreement, dated as of October 1, 2001, by and among the Company, MPC Merger Corp., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P.(16)

10.39		Exclusive Remedy Agreement, dated as of October 1, 2001, by and among the Company, Ascent Pediatrics, Inc., FS Private Investments LLC, Furman Selz Investors II L.P., FS Employee Investors LLC, FS Ascent Investments LLC and FS Parallel Fund L.P., BancBoston Ventures Inc., Flynn Partners, Raymond F. Baddour, Sc.D., Robert E. Baldini, Medical Science Partners L.P. and Emmett Clemente, Ph.D.(16)

10.40		Medicis Pharmaceutical Corporation 1992 Stock Option Plan(32)

10.41		Form of Non-Qualified Employee Stock Option Certificate Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(33)

10.42		Form of Restricted Stock Award Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(33)

10.43		Letter Agreement, dated as of March 13, 2006 among the Company, Aesthetica Ltd., Medicis Aesthetics Holdings Inc., Ipsen S.A. and Ipsen Ltd.(34)

10.44	*	Development and Distribution Agreement, dated March 17, 2006, by and between Aesthetica, Ltd. and Ipsen, Ltd.(35)

10.45	*	Trademark License Agreement, dated March 17, 2006, by and between Aesthetica, Ltd. and Ipsen, Ltd.(35)

Exhibit No.		Description
10.46	*	Trademark Assignment Agreement, dated March 17, 2006, by and between Aesthetica, Ltd. and Ipsen, Ltd.(35)

10.47(a)		Medicis 2006 Incentive Award Plan(36)

10.47(b)		Amendment to the Medicis 2006 Incentive Award Plan, dated July 10, 2006(38)

10.47(c)		Amendment No. 2 to the Medicis 2006 Incentive Award Plan, dated April 11, 2007(42)

10.47(d)		Amendment No. 3 to the Medicis 2006 Incentive Award Plan, dated April 16, 2007(41)

10.47(e)		Amendment No. 4 to the Medicis 2006 Incentive Award Plan, dated March 26, 2009(48)

10.47(f)		Amendment No. 5 to the Medicis 2006 Incentive Award Plan, dated May 19, 2009(49)

10.47(g)		Amendment No. 6 to the Medicis 2006 Incentive Award Plan, dated February 10, 2011(56)

10.47(h)		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(44)

10.47(i)		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation 2006 Incentive Award Plan(44)

10.48(a)		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mark A. Prygocki(46)

10.48(b)		First Amendment to Amended and Restated Employment Agreement, dated June 15, 2010, between the Company and Mark A. Prygocki(54)

10.49		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mitchell S. Wortzman, Ph.D.(46)

10.50		Employment Agreement, dated July 25, 2006, between the Company and Richard J. Havens (37)

10.51(a)		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Jason D. Hanson (46)

10.51(b)		First Amendment to Amended and Restated Employment Agreement, dated June 15, 2010, by and between the Company and Jason D. Hanson(54)

10.52	*	Office Sublease by and between Apex 7720 North Dobson, L.L.C., and the Company, dated as of July 26, 2006(39)

10.53		Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and the Company(40)

10.54(a)	*	Collaboration Agreement, dated as of August 23, 2007, by and between Ucyclyd Pharma, Inc. and Hyperion Therapeutics, Inc.(43)

10.54(b)	*	Second Amendment to the Collaboration Agreement, dated June 29, 2009, between Ucyclyd Pharma, Inc. and Hyperion Therapeutics, Inc.(50)

10.55(a)		Employment Agreement, dated December 23, 2008, by and between the Company and Joseph P. Cooper(46)

10.55(b)		Settlement Agreement and Release, dated June 15, 2010, by and between the Company and Joseph P. Cooper(54)

10.56		Employment Agreement, dated December 23, 2008, by and between the Company and Vincent P. Ippolito(46)

10.57(a)		Employment Agreement, dated December 23, 2008, by and between the Company and Richard D. Peterson(46)

10.57(b)		First Amendment to Employment Agreement, dated June 15, 2010, by and between the Company and Richard D. Peterson(54)

10.58	*	Joint Development Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.(47)

10.59	*	License and Settlement Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.(47)

10.60	*	Settlement Agreement, dated March 18, 2009, between the Company and Barr Laboratories, Inc., a wholly owned subsidiary of Teva Pharmaceuticals USA, Inc.(48)

10.61	*	License and Settlement Agreement, dated April 8, 2009, between the Company and Perrigo Israel Pharmaceuticals Ltd. and Perrigo Company(48)

10.62	*	Joint Development Agreement, dated April 8, 2009, between the Company and Perrigo Israel Pharmaceuticals Ltd.(48)

10.63		Form of Indemnification Agreement for Directors and Officers of the Company(48)

10.64		Settlement Agreement and Mutual Releases, dated August 18, 2009 by and between the Company and Sandoz, Inc.(51)

10.65(a)	*	Transition Agreement, dated as of January 28, 2005, between the Company and aaiPharma Inc.(52)

10.65(b)	*	First Amendment to the Transition Agreement, dated as of August 11, 2006, between the Company and aaiPharma Inc.(52)

Exhibit No.		Description
10.65(c)	*	Second Amendment to the Transition Agreement, dated as of September 8, 2006, between the Company and aaiPharma Inc.(52)

10.66	*	Master Manufacturing Agreement, dated as of March 20, 2008, by and between Medicis Global Services Corporation and WellSpring Pharmaceutical Canada Corp.(52)

10.67	*	License and Settlement Agreement, dated as of November 14, 2009, among the Company, Glenmark Generics Ltd. and Glenmark Generics Inc., USA(52)

10.68	*	Amended and Restated Settlement Agreement, dated as of November 13, 2009, between the Company and Barr Laboratories, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries USA, Inc.(52)

10.69	*	License and Settlement Agreement, dated as of May 4, 2010, among the Company, Ranbaxy Inc. and Ranbaxy Laboratories Limited(54)

10.70	*	Settlement Agreement, dated July 22, 2010, between the Company, Mylan Inc. and Matrix Laboratories Ltd.(55)

10.71	*	License Agreement, dated July 22, 2010, between the Company, Mylan Inc., Matrix Laboratories Ltd. and Mylan Pharmaceuticals Inc.(55)

10.72	*	License and Settlement Agreement, dated September 21, 2010, between the Company, Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc.(55)

10.73	+*	Settlement Agreement, dated January 21, 2011, by and between the Company and Impax Laboratories, Inc.

12	+	Computation of Ratios of Earnings to Fixed Charges

21.1	+	Subsidiaries

23.1	+	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney See signature page

31.1	+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	++**	The following financial information from Medicis Pharmaceutical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to the Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Company, File No. 33-54276, filed with the SEC on June 11, 1993

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18443, filed with the SEC on October 13, 1993

(4)	Incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Meeting of Annual Shareholders, File No. 0-18443, previously filed with the SEC

(5)	Incorporated by reference to the Company’s 1995 Form 10-K

(6)	Incorporated by reference to the Company’s 1995 Form 10-K

(7)	Incorporated by reference to the Company’s 1995 Form 10-K

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-18443, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 001-14471, previously filed with the SEC

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, File No. 0-18443, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 001-14471, previously filed with the SEC

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 001-14471, previously filed with the SEC

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-14471, previously filed with the SEC

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 001-14471, previously filed with the SEC

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2001

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 0-18443, previously filed with the SEC

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 001-14471, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 001-14471, previously filed with the SEC

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 001-14471, previously filed with the SEC

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005

(26)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 001-14471, previously filed with the SEC on October 28, 2005

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-14471, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2005

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2006

(30)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(31)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual

Meeting of Stockholders filed with the SEC on October 23, 1996

(32)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K/T for the six month transition period ended December 31, 2005, File No. 001-14471, previously filed with the SEC on March 16, 2006

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2006

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-14471, previously filed with the SEC

(36)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the SEC on April 13, 2006

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 001-14471, previously filed with the SEC

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 001-14471, previously filed with the SEC

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2007

(41)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2007

(42)	Incorporated by reference to the Company’s Registration Statement on Form S-8 dated July 3, 2007

(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-14471, previously filed with the SEC

(44)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-14471, previously filed with the SEC

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-14471, previously filed with the SEC.

(46)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2008

(47)	Incorporated by reference to the Company’s Annual Report on 10-K for the year ended December 31, 2008, File No. 0-14471, previously filed with the SEC

(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-14471, previously filed with the SEC.

(49)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders filed with the SEC on April 7, 2009

(50)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-14471, previously filed with the SEC.

(51)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-14471, previously filed with the SEC.

(52)	Incorporated by reference to the Company’s Annual Report on 10-K for the year ended December 31, 2009, File No. 0-14471, previously filed with the SEC

(53)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2010

(54)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-14471, previously filed with the SEC.

(55)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 001-14471, previously filed with the SEC.

(56)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2011
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
Date: March 1, 2011

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

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI	Chairman of the Board of Directors	March 1, 2011
Jonah Shacknai	and Chief Executive Officer (Principal Executive Officer)

/s/ RICHARD D. PETERSON Richard D. Peterson	Executive Vice President, Chief Financial Officer, and Treasurer	March 1, 2011
(Principal Financial and Accounting Officer)

/s/ ARTHUR G. ALTSCHUL, JR.	Director	March 1, 2011
Arthur G. Altschul, Jr.

/s/ SPENCER DAVIDSON	Director	March 1, 2011
Spencer Davidson

/s/ STUART DIAMOND	Director	March 1, 2011
Stuart Diamond

/s/ PETER S. KNIGHT, ESQ.	Director	March 1, 2011
Peter S. Knight, Esq.

/s/ MICHAEL A. PIETRANGELO	Director	March 1, 2011
Michael A. Pietrangelo

/s/ PHILIP S. SCHEIN, M.D.	Director	March 1, 2011
Philip S. Schein, M.D.

/s/ LOTTIE SHACKELFORD	Director	March 1, 2011
Lottie Shackelford

MEDICIS PHARMACEUTICAL CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation
     We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medicis Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 1, 2011

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$218,990	$209,051
Short-term investments	485,192	319,229
Accounts receivable, less allowances:
December 31, 2010 and 2009: $3,981 and $2,848, respectively	130,751	95,222
Inventories, net	39,777	25,985
Deferred tax assets, net	76,702	66,321
Other current assets	15,662	16,525

Total current assets	967,074	732,333

Property and equipment, net	24,552	25,247
Net intangible assets	195,309	227,840
Goodwill	92,398	93,282
Deferred tax assets, net	37,986	64,947
Long-term investments	21,480	25,524
Other assets	3,025	3,025

	$1,341,824	$1,172,198

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	DECEMBER 31,
	2010	2009

Liabilities
Current liabilities:
Accounts payable	$42,817	$44,183
Reserve for sales returns	60,692	48,062
Accrued consumer rebate and loyalty programs	101,678	73,311
Managed care and Medicaid reserves	49,375	47,078
Income taxes payable	4,628	16,679
Other current liabilities	80,702	68,381

Total current liabilities	339,892	297,694

Long-term liabilities:
Contingent convertible senior notes	169,326	169,326
Other liabilities	5,084	9,919

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 71,863,191 and 70,732,409 at December 31, 2010 and December 31, 2009, respectively	995	985
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	715,651	690,497
Accumulated other comprehensive loss	(2,149)	(3,814)
Accumulated earnings	460,716	351,842
Less: Treasury stock, 12,897,610 and 12,749,261 shares at cost at December 31, 2010 and December 31, 2009, respectively	(347,691)	(344,251)

Total stockholders’ equity	827,522	695,259

	$1,341,824	$1,172,198

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Net product revenues	$691,602	$561,761	$500,977
Net contract revenues	8,366	10,154	16,773

Net revenues	699,968	571,915	517,750

Cost of product revenues (1)	69,981	56,833	38,714

Gross profit	629,987	515,082	479,036

Operating expenses:
Selling, general and administrative (2)	323,074	282,218	279,307
Research and development (3)	58,282	72,497	100,377
Depreciation and amortization	29,344	29,047	27,698
In-process research and development	—	—	30,500
Impairment of long-lived assets	12,084	—	—

Operating income	207,203	131,320	41,154

Interest and investment income	(4,117)	(7,631)	(23,396)
Interest expense	4,235	4,228	6,674
Other expense (income), net	257	(867)	15,470

Income before income tax expense	206,828	135,590	42,406

Income tax expense	83,493	59,639	32,130

Net income	$123,335	$75,951	$10,276

Basic net income per share	$2.05	$1.29	$0.18

Diluted net income per share	$1.89	$1.21	$0.18

Cash dividend declared per common share	$0.24	$0.16	$0.16

Common shares used in calculating:
Basic net income per share	58,430	57,252	56,567

Diluted net income per share	64,601	63,172	56,567

(1) amounts exclude amortization of intangible assets related to acquired products	$21,696	$22,378	$21,479
(2) amounts include share-based compensation expense	$16,275	$18,122	$16,265
(3) amounts include share-based compensation expense	$1,302	$1,053	$332
See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2007	69,005	$965	—	$—
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive income
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	110	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	281	4	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2008	69,396	969	—	—
Comprehensive income:
Net income	—	—	—	—
Net unrealized losses on available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive income
Adjustment for adoption of FSP FAS 115-2 (a)	—	—	—	—
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	202	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	1,134	16	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2009	70,732	985	—	—
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Comprehensive income
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	401	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	730	10	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2010	71,863	$995	—	$—

(a)	FSP FAS 115-2 is now part of ASC 320, Investments — Debt and Equity Securities.
See accompanying notes to consolidated financial statements.

	Accumulated
Additional	Other		Treasury
Paid-in	Comprehensive	Accumulated	Stock
Capital	Income (Loss)	Earnings	Shares	Amount	Total

$641,907	$2,221	$281,218	(12,656)	$(343,010)	$583,301
—	—	10,276	—	—	10,276
—	28	—	—	—	28
—	(143)	—	—	—	(143)

					10,161
16,597	—	—	—	—	16,597
—	—	(9,210)	—	—	(9,210)
—	—	—	—	—	—
—	—	—	(23)	(358)	(358)
4,842	—	—	—	—	4,846
(1,643)	—	—	—	—	(1,643)

661,703	2,106	282,284	(12,679)	(343,368)	603,694
—	—	75,951	—	—	75,951
—	(2,814)	—	—	—	(2,814)
—	(11)	—	—	—	(11)

					73,126
—	(3,095)	3,095	—	—	—
13,556	—	—	—	—	13,556
—	—	(9,488)	—	—	(9,488)
—	—	—	—	—	—
—	—	—	(70)	(883)	(883)
16,107	—	—	—	—	16,123
(869)	—	—	—	—	(869)

690,497	(3,814)	351,842	(12,749)	(344,251)	695,259
—	—	123,335	—	—	123,335
—	1,414	—	—	—	1,414
—	251	—	—	—	251

					125,000
9,669	—	—	—	—	9,669
—	—	(14,461)	—	—	(14,461)
—	—	—	—	—	—
—	—	—	(149)	(3,440)	(3,440)
16,312	—	—	—	—	16,322
(827)	—	—	—	—	(827)

$715,651	$(2,149)	$460,716	(12,898)	$(347,691)	$827,522

MEDICIS PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Operating Activities:
Net income	$123,335	$75,951	$10,276
Adjustments to reconcile net income to net cash provided by operating activities:
In-process research and development	—	—	30,500
Depreciation and amortization	29,344	29,046	27,698
Amortization of deferred financing fees	—	—	666
Impairment of long-lived assets	12,084	—	—
Loss on disposal of property and equipment	—	—	20
(Gain) loss on sale of product rights	—	(350)	398
Gain on sale of Medicis Pediatrics	—	(2,915)	—
Impairment of available-for-sale investments	—	—	6,400
Charge reducing value of investment in Revance	—	2,886	9,071
Loss (gain) on sale of available-for-sale investments, net	1,169	(1,609)	(1,020)
Share-based compensation expense	17,577	19,175	16,597
Deferred income tax (benefit) expense	15,105	(3,408)	(42,690)
Tax expense from exercise of stock options and vesting of restricted stock awards	(185)	(925)	(1,643)
Excess tax benefits from share-based payment arrangements	(462)	(241)	(169)
Increase in provision for sales discounts and chargebacks	1,133	1,129	888
Accretion (amortization) of premium/(discount) on investments	3,250	3,273	(60)
Changes in operating assets and liabilities:
Accounts receivable	(36,662)	(43,763)	(30,259)
Inventories	(13,792)	(1,759)	6,693
Other current assets	862	3,152	(1,176)
Accounts payable	(1,366)	5,151	3,707
Reserve for sales returns	12,630	(11,549)	(9,176)
Income taxes payable	(11,168)	16,679	(7,731)
Other current liabilities	30,388	93,981	28,417
Other liabilities	(4,835)	(6,019)	(1,637)

Net cash provided by operating activities	178,407	177,885	45,770

Investing Activities:
Purchase of property and equipment	(8,201)	(5,339)	(11,071)
Equity investment in an unconsolidated entity	—	(616)	—
LipoSonix acquisition, net of cash acquired	—	—	(149,805)
Payment of direct merger costs	—	—	(3,637)
Payments for purchase of product rights	—	(88,860)	(1,024)
Proceeds from sale of product rights	—	350	—
Proceeds from sale of Medicis Pediatrics	—	70,294	—
Purchase of available-for-sale investments	(498,139)	(414,527)	(393,862)
Sale of available-for-sale investments	205,364	131,914	417,536
Maturity of available-for-sale investments	128,683	244,553	361,988
Decrease (increase) in other assets	—	5	(34)

Net cash (used in) provided by investing activities	(172,293)	(62,226)	220,091

Financing Activities:
Payment of dividends	(13,210)	(9,411)	(8,600)
Payment of contingent convertible senior notes	—	—	(283,729)
Proceeds from the exercise of stock options	16,322	16,123	4,846
Excess tax benefits from share-based payment arrangements	462	241	169

Net cash provided by (used in) financing activities	3,574	6,953	(287,314)

Effect of exchange rate on cash and cash equivalents	251	(11)	(143)

Net increase (decrease) in cash and cash equivalents	9,939	122,601	(21,596)
Cash and cash equivalents at beginning of period	209,051	86,450	108,046

Cash and cash equivalents at end of period	$218,990	$209,051	$86,450

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
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, rosacea, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 16 branded products. Its primary brands are DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, VANOS® and ZIANA®. Medicis entered the non-invasive body contouring market with its acquisition of LipoSonix in July 2008.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
     At December 31, 2010, cash and cash equivalents included highly liquid investments in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.
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
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-

launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of December 31, 2010 and 2009, there were $0 and $0.3 million, respectively, of costs capitalized into inventory for products that had not yet received regulatory approval.
     Inventories are as follows (amounts in thousands):

	DECEMBER 31,
	2010	2009

Raw materials	$17,436	$7,472
Work-in-process	4,531	3,660
Finished goods	26,403	21,087
Valuation reserve	(8,593)	(6,234)

Total inventories	$39,777	$25,985

     The increase in the valuation reserve during 2010, which primarily occurred during the fourth quarter of 2010, was due to an increase in the amount of inventory that was projected to not be sold by expiry dates, as of December 31, 2010 as compared to December 31, 2009.
     Selling, general and administrative costs capitalized into inventory during 2010, 2009 and 2008 was $1.6 million, $1.4 million and $0.5 million, respectively. Selling, general and administrative expenses included in inventory as of December 31, 2010 and 2009 was $0.9 million and $1.2 million, respectively.
Property and Equipment
     Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (three to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.
     Capitalized internal-use software includes direct costs associated with the acquisition or development of computer software for internal use, including costs associated with the design, coding and testing of the system. Costs associated with initial development, such as the evaluation and selection of alternatives, as well as training, support and maintenance, are expensed as incurred.
     Property and equipment consist of the following (amounts in thousands):

	DECEMBER 31,
	2010	2009

Furniture, fixtures and equipment	$21,193	$20,334
Capitalized internal-use software	15,935	11,431
Leasehold improvements	14,564	14,655

	51,692	46,420
Less: accumulated depreciation	(27,140)	(21,173)

	$24,552	$25,247

     Total depreciation expense for property and equipment was approximately $7.4 million, $6.4 million and $6.0 million for 2010, 2009 and 2008, respectively.
Goodwill
     Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an impairment assessment at least annually, and more frequently under certain circumstances. The goodwill is subject to this annual impairment test during the last quarter of the Company’s fiscal year. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. For the years ended December 31, 2010, 2009 and 2008, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
     The following is a summary of changes in the Company’s recorded goodwill during 2009 and 2010 (amounts in thousands):

Balance at December 31, 2008	$156,762
Sale of Medicis Pediatrics (see Note 6)	(63,107)
Adjustment of LipoSonix tax attributes acquired	(373)

Balance at December 31, 2009	93,282
Adjustment of LipoSonix tax attributes acquired	(884)

Balance at December 31, 2010	$92,398

     Prior to December 31, 2008, there were no impairments or other adjustments made to the Company’s recorded goodwill.
Intangible Assets
     The Company has acquired license agreements, product rights, and other identifiable intangible assets. The Company amortizes intangible assets on a straight-line basis over their expected useful lives, which range between seven and 25 years. Details of total intangible assets were as follows (dollars in thousands):

	Weighted	December 31, 2010			December 31, 2009
	Average		Accumulated			Accumulated
	Life	Gross	Amortization	Net	Gross	Amortization	Net

Related to product line acquisitions	15.4	$315,460	$(125,260)	$190,200	$320,796	$(107,278)	$213,518
Related to business combinations	—	—	—	—	9,400	(1,005)	8,395
Patents and trademarks	19.4	7,031	(1,922)	5,109	7,598	(1,671)	5,927

Total intangible assets		$322,491	$(127,182)	$195,309	$337,794	$(109,954)	$227,840

     Total amortization expense was approximately $21.9 million, $22.7 million and $21.7 million for 2010, 2009 and 2008, respectively. Based on the intangible assets recorded at December 31, 2010, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five years is expected to be as follows: $21.0 million for the year ended December 31, 2011, $23.1 million for the year ended December 31, 2012, $25.4 million for the year ended December 31, 2013, $24.1 million for the year ended December 31, 2014, and $21.4 million for the year ended December 31, 2015.
Impairment of Long-Lived Assets
     The Company assesses the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset grouping to the Company’s estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its present value of anticipated net cash flows, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, the

Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives.
     This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.
     During the year ended December 31, 2010, long-lived assets related to certain of the Company’s products were determined to be impaired based on the Company’s analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $12.1 million related to these long-lived assets. This write-down included the following (in thousands):

Intangible assets related to LipoSonixTM	$7,725
Property and equipment related to LipoSonixTM	2,066
Intangible asset related to non-primary products	2,293

$12,084

     Factors affecting the future cash flows of the LipoSonixTM long-lived assets include the current regulatory and commercial capital equipment environment, which have included delays in the regulatory approval process and competitive products entering the market. The $7.7 million write-down of intangible assets related to LipoSonixTM represented the full carrying value of the intangible assets as of December 31, 2010. Quarterly amortization expense related to these intangible assets prior to the write-down was $167,500. The $2.1 million write-down of property and equipment related to LipoSonixTM represented the full carrying value of the assets as of December 31, 2010. Quarterly depreciation expense related to these assets prior to the write-down was $138,300.
     Factors affecting the future cash flows of the intangible asset related to certain non-primary products include the planned discontinuation of the products, which are not significant components of the Company’s operations. In addition, as a result of the impairment analysis, the remaining amortizable life of the intangible asset was reduced to five months. The intangible asset became fully amortized on February 28, 2011.
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

Other Current Liabilities
     Other current liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2010	2009

Accrued incentives, including SARs liability	$37,906	$26,671
Deferred revenue	16,637	18,508
Other accrued expenses	26,159	23,202

	$80,702	$68,381

     Deferred revenue is comprised of the following (amounts in thousands):

	DECEMBER 31,
	2010	2009

Deferred revenue — aesthetics products, net of cost of revenue	$10,334	$13,467
Current portion of deferred contact revenue	3,014	3,450
Deferred revenue — sales into distribution channel in excess of eight weeks of projected demand	582	1,263
Other deferred revenue	2,707	328

	$16,637	$18,508

     The Company defers revenue, and the related cost of revenue, of its aesthetics products, including DYSPORT®, PERLANE® and RESTYLANE®, until its exclusive U.S. distributor ships the product to physicians. The current portion of deferred contract revenue relates to the Company’s strategic collaboration with Hyperion (see Note 4). The Company also defers the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand.
Revenue Recognition
     Revenue from product sales is recognized pursuant to ASC 605, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for estimated product returns, sales discounts and chargebacks are established as a reduction of product sales revenues at the time such revenues are recognized. Provisions for managed care and Medicaid rebates and consumer rebate and loyalty programs are established as a reduction of product sales revenues at the later of the date at which revenue is recognized or the date at which the sales incentive is offered. These deductions from gross revenue are established by the Company’s management as its best estimate based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. The Company’s estimates of inventory in the distribution channel are based on inventory information reported to the Company by its major wholesale customers for which the Company has inventory management agreements, historical shipment and return information from its accounting records, and data on prescriptions filled, which the Company purchases from one of the leading providers of prescription-based information. The Company continually monitors internal and external data, in order to ensure that information obtained from external sources is reasonable. The Company also utilizes projected prescription demand for its products, as well as, the Company’s internal information regarding its products. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, as a reserve within current liabilities, or as an addition to accrued expenses.

     The Company enters into licensing arrangements with other parties whereby the Company receives contract revenue based on the terms of the agreement. The timing of revenue recognition is dependent on the level of the Company’s continuing involvement in the manufacture and delivery of licensed products. If the Company has continuing involvement, the revenue is deferred and recognized on a straight-line basis over the period of continuing involvement. In addition, if the licensing arrangements require no continuing involvement and payments are merely based on the passage of time, the Company assesses such payments for revenue recognition under the collectibility criteria of ASC 605. Direct costs related to contract acquisition and origination of licensing agreements are expensed as incurred.
     The Company does not provide any material forms of price protection to its wholesale customers and permits product returns if the product is damaged, or, depending on the customer and product, if it is returned within six months prior to expiration or up to 12 months after expiration. The Company’s customers consist principally of financially viable wholesalers, and depending on the customer, revenue is based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions. As a result of certain modifications made to the Company’s distribution services agreement with McKesson, the Company’s exclusive U.S. distributor of its aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, the Company began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. As a general practice, the Company does not ship prescription product that has less than 12 months until its expiration date. The Company also authorizes returns for damaged products and credits for expired products in accordance with its returned goods policy and procedures.
Advertising
     The Company expenses advertising costs as incurred. Advertising expenses for 2010, 2009 and 2008 were $62.8 million, $51.9 million and $47.0 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.
Shipping and Handling Costs
     Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for 2010, 2009 and 2008 were approximately $3.2 million, $2.5 million and $2.8 million, respectively.
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

     Research and development expense for 2010, 2009 and 2008 was as follows (amounts in thousands):

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Ongoing research and development costs	$38,080	$38,944	$35,045
Payments related to strategic collaborations	18,900	32,500	65,000
Share-based compensation expense	1,302	1,053	332

Total research and development	$58,282	$72,497	$100,377

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
Foreign Currency Translations
     The local currency is typically the functional currency of our foreign subsidiaries. The financial statements of foreign subsidiaries have been translated into U.S. Dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Total accumulated gains from foreign currency translation, included in accumulated other comprehensive loss at December 31, 2010, and December 31, 2009, was approximately $1.6 million and $1.3 million, respectively. Transaction losses included in the consolidated statements of income for 2010, 2009 and 2008 were $0.5 million, $0.1 million and $0.1 million, respectively.
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

     Unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company (see Note 15) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security.
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
Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. Long-term investments are carried at fair value based on market quotations and a discounted cash flow analysis for auction rate floating securities. The fair value of the Company’s contingent convertible senior notes, based on market quotations, is approximately $177.2 million at December 31, 2010.
Supplemental Disclosure of Cash Flow Information
     During 2010, 2009 and 2008, the Company made interest payments of $4.2 million, $4.2 million and $6.4 million, respectively.
Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss of $2.1 million as of December 31, 2010 included $3.7 million of accumulated unrealized losses related the Company’s short-term and long-term available-for-sale securities investments, partially offset by $1.6 million of accumulated foreign currency translation adjustments.
Reclassifications
     Certain personnel costs were reclassified from selling, general and administrative expense to research and development expense in 2009 and 2008, to be consistent with how these costs were classified during 2010.
Recent Accounting Pronouncements
     In October 2009, the FASB approved for issuance Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The adoption of the guidance on January 1, 2011 is not expected to have a material impact on the Company’s results of operations and financial condition.
     In March 2010, the FASB approved for issuance ASU No. 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The updated guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions, and is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the guidance on January 1, 2011 is not expected to have a material impact on the Company’s results of operations and financial condition.
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
     The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists and plastic surgeons. Such products are often prescribed by physicians outside these two specialties; including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies, and others. Currently, the Company’s products are sold primarily to wholesalers and retail chain drug stores. During 2010, 2009 and 2008, three wholesalers accounted for the following portions of the Company’s net revenues:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

McKesson	42.6%	40.8%	45.8%
Cardinal	35.4%	37.1%	21.2%
AmerisourceBergen	10.8%	*	*

*	less than 10%
     McKesson is the sole distributor for the Company’s RESTYLANE® and PERLANE® branded products and DYSPORT® in the U.S.

     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Acne and acne-related dermatological products	$482,359	$398,861	$325,020
Non-acne dermatological products	174,978	133,595	147,954
Non-dermatological products	42,631	39,459	44,776

Total net revenues	$699,968	$571,915	$517,750

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Acne and acne-related dermatological products	69%	70%	63%
Non-acne dermatological products	25	23	29
Non-dermatological products	6	7	8

Total net revenues	100%	100%	100%

     During 2010, 2009 and 2008, the Company’s top three products constituted 72.1%, 71.4% and 69.4%, respectively, of its total net revenues. Less than 5% of the Company’s net revenues are generated outside the U.S.
4. STRATEGIC COLLABORATIONS
     Collaboration with a privately-held U.S. biotechnology company
     On September 10, 2010, the Company and a privately-held U.S. biotechnology company entered into a sublicense and development agreement to develop an agent for specific dermatological conditions in the Americas and Europe and a purchase option to acquire the privately-held U.S. biotechnology company.
     Under the terms of the agreements, the Company paid the privately-held U.S. biotechnology company $5.0 million in connection with the execution of the agreement, and will pay additional potential milestone payments totaling approximately $100.5 million upon successful completion of certain clinical, regulatory and commercial milestones. During the three months ended December 31, 2010, a development milestone was achieved, and the Company made a $10.0 million payment to the privately-held U.S. biotechnology company pursuant to the development agreement. The initial $5.0 million payment and the $10.0 million milestone payment were recognized as research and development expense during the year ended December 31, 2010.
     Glenmark
     On November 14, 2009, the Company entered into an Asset Purchase and Development Agreement with Glenmark Generics Ltd. and Glenmark Generics Inc., USA (collectively, “Glenmark”) (the “Glenmark Asset Purchase Agreement”) and two License and Settlement Agreements with Glenmark (one, the “Vanos License and Settlement Agreement, the other, the “Loprox License and Settlement Agreement” and, collectively, the “License and Settlement Agreements”)
     In connection with the Glenmark Asset Purchase and Development Agreement, the Company purchased from Glenmark the North American rights of a dermatology product currently under development, including the underlying technology and regulatory filings. In accordance with terms of the agreement, the Company made a $5.0 million payment to Glenmark upon closing of the transaction. The agreement also provided that the Company would make additional payments to Glenmark of up to $7.0 million upon the achievement of certain development and regulatory milestones, as well as certain royalty payments on sales of the product. The initial $5.0 million payment was recognized as a charge to research and development expense during the year ended December 31, 2009. On October 4, 2010, the Company gave notice to Glenmark that it had determined to stop development of the product in accordance with the terms of the agreement, and on January 6, 2011, the Company gave notice to Glenmark that the parties’ obligations under the agreement have been fulfilled and that the agreement has expired.

     In connection with the Glenmark License and Settlement Agreements, the Company and Glenmark agreed to terminate all legal disputes between them relating to the Company’s VANOS® (fluocinonide) Cream 0.1% and LOPROX® Gel (ciclopirox) 0.77%. In addition, Glenmark confirmed that certain of the Company’s patents relating to VANOS® and LOPROX® are valid and enforceable, and cover Glenmark’s activities relating to its generic versions of VANOS® and LOPROX® Gel under ANDAs. Further, subject to the terms and conditions contained in the Vanos License and Settlement Agreement, the Company granted Glenmark, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of the existing VANOS® products. Upon commercialization by Glenmark of generic versions of VANOS® products, Glenmark will pay the Company a royalty based on sales of such generic products. Subject to the terms and conditions contained in the Loprox License and Settlement Agreement, the Company also granted Glenmark a license to make and sell generic versions of LOPROX® Gel. Upon commercialization by Glenmark of generic versions of LOPROX® Gel, Glenmark will pay the Company a royalty based on sales of such generic products. In accordance with the terms of the License and Settlement Agreements, the Company paid Glenmark $0.3 million for attorneys’ fees incurred by Glenmark related to the legal disputes. The $0.3 million payment was recognized as selling, general and administrative expense during the year ended December 31, 2009.
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
     Hyperion
     On August 28, 2007, the Company, through its wholly-owned subsidiary Ucyclyd Pharma, Inc. (“Ucyclyd”), announced a strategic collaboration with Hyperion Therapeutics, Inc. (“Hyperion”) whereby Hyperion will be responsible for the ongoing research and development of a compound referred to as GT4P for the treatment of Urea Cycle Disorder, Hepatic Encephalopathies and other indications, and additional indications for AMMONUL®. Under the terms of the Collaboration Agreement between Ucyclyd and Hyperion, dated as of August 23, 2007, Hyperion made an initial non-refundable payment of $10.0 million to Ucyclyd for the rights and licenses granted to Hyperion in the agreement. This $10.0 million payment was recorded as deferred revenue and is being recognized on a ratable basis over a period of four years. In addition, if certain specified conditions are satisfied relating to the Ucyclyd development projects, then Hyperion will have certain purchase rights with respect to the Ucyclyd development products, as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that would be granted to Hyperion upon exercise of the purchase rights. Hyperion will be funding all research and development costs for the Ucyclyd research projects.
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
     The common stock of Hyperion that was received by Ucyclyd in consideration for the restructuring of the royalty and milestone payments was valued at $2.4 million, which was derived utilizing the per share price of preferred shares issued by Hyperion at the same time as the common shares that were issued to Ucyclyd. The $2.4 million value of the Hyperion common shares is included in other assets in the Company’s consolidated balance sheets at December 31, 2010, along with corresponding deferred revenue, which is being recognized as contract revenue ratably over a 30-month period ending December 31, 2011, which corresponds to the period over which the Company is recording contract revenue on the original license for GT4P.
     On October 12, 2009, Ucyclyd and Hyperion entered into a third amendment to the existing Collaboration Agreement (“Third Amendment”). Under the terms of the Third Amendment, Ucyclyd agreed to disclose to Hyperion certain know-how for the manufacture of GT4P.
     The Company recognized approximately $3.2 million, $2.8 million and $2.5 million of contract revenue during 2010, 2009 and 2008, respectively, related to this transaction, as amended.
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
     Impax
     On November 26, 2008, the Company entered into a Joint Development Agreement with Impax Laboratories, Inc. (“Impax”), which was amended by a Settlement Agreement between the parties dated January 21, 2011. Under the Joint Development Agreement, the Company and Impax will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under the terms of the agreement, the Company made an initial payment of $40.0 million upon execution of the agreement. During the year ended December 31, 2009, the Company paid Impax $12.0 million upon the achievement of clinical milestones, in accordance with terms of the agreement. In addition, the Company will be required to pay up to $11.0 million upon successful completion of certain other clinical and commercial milestones. The Company will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by the Company upon approval by the FDA. The Company will share in the gross profit of the other four development products if and when they are commercialized by Impax upon approval by the FDA.
     The $40.0 million initial payment was recognized as a charge to research and development expense during the year ended December 31, 2008, and the $12.0 million of clinical milestone payments were recognized as a charge to research and development expense during the year ended December 31, 2009.

5.	DEVELOPMENT AND DISTRIBUTION AGREEMENT WITH IPSEN FOR RIGHTS TO IPSEN’S BOTULINUM TOXIN TYPE A PRODUCT KNOWN AS DYSPORT®
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
     On April 29, 2009, the FDA approved the BLA for Ipsen’s botulinum toxin type A product, DYSPORT®. The approval includes two separate indications, the treatment of cervical dystonia in adults to reduce the severity of abnormal head position and neck pain, and the temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. RELOXIN®, which was the proposed U.S. name for Ipsen’s botulinum toxin product for aesthetic use, is now marketed under the name of DYSPORT®. Ipsen will market DYSPORT® in the U.S. for the therapeutic indication (cervical dystonia), while Medicis markets DYSPORT® in the U.S. for the aesthetic indication (glabellar lines).
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
7. INVESTMENT IN REVANCE
     On December 11, 2007, the Company announced a strategic collaboration with Revance, a privately-held, venture-backed development-stage entity, whereby the Company made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon the Company’s exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The Company’s option is exercisable after Revance completes an End of Phase 2 meeting as determined by the FDA. In consideration for the Company’s $20.0 million payment, the Company received preferred stock representing an approximate 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million was used by Revance primarily for the development of the product. Approximately $12.0 million of the $20.0 million payment represented the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and was expected to be utilized in the development of the new product, represented the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the year ended December 31, 2007.
     Prior to the exercise of the option, Revance will remain primarily responsible for the worldwide development of Revance’s topical botulinum toxin type A product in consultation with the Company in North America. The Company will assume primary responsibility for the development of the product should consummation of either a merger or a license for topically delivered botulinum toxin type A in North America be completed under the terms of the option. Revance will have sole responsibility for manufacturing the development product and manufacturing the product during commercialization worldwide. The Company’s option is exercisable after Revance completes an End of Phase 2 meeting as determined by the FDA. A license would contain a payment upon exercise of the license option, milestone payments related to clinical, regulatory and commercial achievements, and royalties based on sales defined in the license. If the Company elects to exercise the option, the financial terms for the acquisition or license will be determined through an independent valuation in accordance with specified methodologies.
     The Company estimated the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric was available for these purposes (such as the completion of an equity financing by Revance). During 2009 and 2008, the

Company reduced the carrying value of its investment in Revance by approximately $2.9 million and $9.1 million, respectively, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach. Such amounts were recognized in other (income) expense. As of December 31, 2010, the Company’s investment in Revance related to this transaction was $0.
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
8. ACQUISITION OF LIPOSONIX
     On July 1, 2008, the Company, through its wholly-owned subsidiary Donatello, Inc., acquired LipoSonix, an independent, privately-held company with a staff of approximately 40 scientists, engineers and clinicians located near Seattle, Washington. LipoSonix, now known as Medicis Technologies Corporation, is a medical device company developing non-invasive body sculpting technology. It launched its first product, the LIPOSONIXTM system, in Europe during 2008, Canada during 2009 and recently had its first sales in Japan. The LIPOSONIXTM system is being marketed and sold through distributors in Europe and Japan, and direct to practitioners in Canada. In the U.S., the LIPOSONIXTM system is an investigational device and is currently not cleared or approved for sale.
     Under the terms of the transaction, Medicis paid $150 million in cash for all of the outstanding shares of LipoSonix. In addition, Medicis will pay LipoSonix stockholders certain milestone payments up to an additional $150 million upon FDA approval of the LIPOSONIXTM technology and if various commercial milestones are achieved on a worldwide basis.
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
     During the years ended December 31, 2010 and 2009, the Company recorded $0.9 million and $0.4 million, respectively, of net deferred tax assets and decreased goodwill by $0.9 million and $0.4 million, respectively, as a result of adjustments to the tax attributes acquired.
     Identifiable intangible assets of $9.4 million include existing technology of $6.7 million, with an estimated amortizable life of ten years, and trademarks and trade names of $2.7 million, with an estimated indefinite amortizable life.

     The $30.5 million of acquired in-process research and development was recognized as in-process research and development expense in the Company’s statement of operations during the year ended December 31, 2008. No tax benefit was recognized related to this charge.
     The results of operations of LipoSonix are included in the Company’s consolidated financial statements beginning on July 1, 2008.
     The following unaudited proforma financial information for the year ended December 31, 2008 gives effect to the acquisition of LipoSonix as if it had occurred on January 1, 2007. Such unaudited proforma information is based on historical financial information with respect to the acquisition and does not reflect operational and administrative cost savings, or synergies, that management of the combined company estimates may be achieved as a result of the acquisition. The $30.5 million in-process research and development charge has not been included in the unaudited proforma financial information since this adjustment is non-recurring in nature.

YEAR ENDED
DECEMBER 31, 2008
(in millions, except
per share data)
Net revenues	$518.5
Net income	4.6
Diluted net income per share	$0.08
9. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At December 31, 2010, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $485.2 million and $21.5 million, respectively.

     Available-for-sale securities consist of the following at December 31, 2010 and 2009 (amounts in thousands):

	DECEMBER 31, 2010
				Other-Than
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$145,758	$454	$(48)	$—	$146,164
Federal agency notes and bonds	328,262	953	(88)	—	329,127
Auction rate floating securities	28,575	—	(7,095)	—	21,480
Asset-backed securities	9,896	6	(1)	—	9,901

Total securities	$512,491	$1,413	$(7,232)	$—	$506,672

	DECEMBER 31, 2009
				Other-Than
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$98,993	$506	$(83)	$—	$99,416
Federal agency notes and bonds	215,759	221	(203)	—	215,777
Auction rate floating securities	35,000	—	(8,179)	—	26,821
Asset-backed securities	3,070	25	(356)	—	2,739

Total securities	$352,822	$752	$(8,821)	$—	$344,753

     During 2010, 2009 and 2008, gross realized gains on sales of available-for-sale securities totaled $0, $1.6 million and $1.1 million, respectively, and gross realized losses totaled $0.7 million, $0 and $6.5 million (including $6.4 million of other-than-temporary impairment losses), respectively. Gross realized gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during 2010, 2009 and 2008, on available-for-sale securities included in stockholders’ equity totaled $1.2 million, $5.9 million and $0, respectively. Of the 2009 amount, $3.1 million was reclassified from retained earnings to other comprehensive income in accordance with a new accounting standard (see below) during the three months ended June 30, 2009. The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2010, by maturity, are shown below (amounts in thousands):

	DECEMBER 31, 2010
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$300,324	$301,167
Due after one year through five years	183,592	184,025
Due after 10 years	28,575	21,480

	$512,491	$506,672

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At December 31, 2010, approximately $21.5 million in estimated fair value expected to mature greater than one year has been classified as long-term investments because these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.

     As of December 31, 2010, the Company’s investments included auction rate floating securities with a fair value of $21.5 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008, 2009 and 2010 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful. As a result of the continued lack of liquidity of these investments, the Company recorded an other-than-temporary impairment loss of $6.4 million during the year ended December 31, 2008, based on the Company’s estimate of the fair value of these investments. The Company’s estimate of the fair value of its auction rate floating securities was based on market information and assumptions determined by the Company’s management, which could change significantly based on market conditions. On April 9, 2009, the FASB released FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption, FSP FAS 115-2, which is now part of ASC 320, Investments — Debt and Equity Securities, requires that entities should report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of previously recognized other-than-temporary impairments on debt securities held at that date from retained earnings to other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. The Company adopted FSP FAS 115-2 during the three months ended June 30, 2009, and accordingly, reclassified approximately $3.1 million of previously recognized other-than-temporary impairment losses, net of income taxes, related to its auction rate floating securities from retained earnings to other comprehensive income in the Company’s consolidated balance sheets.
     In November 2008, the Company entered into a settlement agreement with the broker through which the Company purchased auction rate floating securities. The settlement agreement provided the Company with the right to put an auction rate floating security held by the Company back to the broker beginning on June 30, 2010. At December 31, 2009, the Company held one auction rate floating security with a par value of $1.3 million that was subject to the settlement agreement. At inception, the Company elected the irrevocable Fair Value Option treatment under ASC 825, Financial Instruments, and accordingly adjusted the put option to fair value at each reporting date. Concurrent with the execution of the settlement agreement, the Company reclassified this auction rate floating security from available-for-sale to trading securities. This auction rate floating security was settled at par on July 1, 2010.
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

     The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$38,248	$48	$—	$—
Federal agency notes and bonds	37,233	88	—	—
Auction rate floating securities	—	—	21,480	7,095
Asset-backed securities	2,497	1	—	—

Total securities	$77,978	$137	$21,480	$7,095

     As of December 31, 2010, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.
10. FAIR VALUE MEASUREMENTS
     As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities.
     The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 9). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of December 31, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.

     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at December 31, 2010, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Dec. 31, 2010	(Level 1)	(Level 2)	(Level 3)

Corporate notes and bonds	$146,164	$146,164	$—	$—
Federal agency notes and bonds	329,127	329,127	—	—
Auction rate floating securities	21,480	—	—	21,480
Asset-backed securities	9,901	9,901	—	—

Total assets measured at fair value	$506,672	$485,192	$—	$21,480

     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in thousands):

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Auction Rate
Floating
Securities
Balance at December 31, 2009	$26,821
Transfers to (from) Level 3	—
Total gains (losses) included in other (income) expense, net	—
Total gains included in other comprehensive income	1,084
Purchases and settlements (net)	(6,425)

Balance at December 31, 2010	$21,480

11. CONTINGENT CONVERTIBLE SENIOR NOTES
     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at December 31, 2010. The Old Notes will mature on June 4, 2032.
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
     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at December 31, 2010. The New Notes mature on June 4, 2033.
     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
     Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained, and are still outstanding as of December 31, 2010.
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
     During all of the fiscal quarters during 2010, 2009 and 2008, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
12. COMMITMENTS AND CONTINGENCIES
Occupancy Arrangements
     During July 2006, the Company executed a lease agreement for new headquarter office space to accommodate its expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. The Company occupied the new headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. The Company obtained possession of the leased premises and, therefore, began accruing rent expense during the first quarter of 2008. The term of the lease is twelve years. The average annual expense under the amended lease agreement is approximately $3.9 million. During the first quarter of 2008, the Company received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and will be recognized as a reduction of rent expense on a straight-line basis over the term of the lease.
     During October 2006, the Company executed a lease agreement for additional headquarter office space, which is located approximately one mile from the Company’s current headquarter office space in Scottsdale, Arizona to accommodate its current needs and future growth. The agreement provided for the lease of approximately 21,000 square feet of office space. In May 2007, the Company began occupancy of the additional headquarter office space. In August 2010, the Company amended the lease to reduce the square footage of the leased office space to approximately 13,000 square feet and extended the term of the lease to May 2015.
     LipoSonix, now known as Medicis Technologies Corporation, presently leases approximately 24,700 square feet of office, laboratory and manufacturing space in Bothell, Washington under a lease agreement that expires in October 2012.
     Medicis Aesthetics Canada Ltd., a wholly owned subsidiary of the Company, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement, as extended, that expires in December 2011.

     Rent expense was approximately $3.4 million, $3.6 million and $9.4 million for 2010, 2009 and 2008, respectively. Rent expense for 2008 includes a $4.8 million charge for the estimated remaining net cost for the Company’s previous headquarters facility lease, net of potential sublease income.
     At December 31, 2010, approximate future lease payments under the Company’s operating leases are as follows (amounts in thousands):

YEAR ENDING DECEMBER 31,
2011	$4,808
2012	4,709
2013	4,621
2014	4,795
2015	4,677
Thereafter	20,825

$44,435

Lease Exit Costs
     In connection with occupancy of the new headquarter office, the Company ceased use of the prior headquarter office in July 2008, which consisted of approximately 75,000 square feet of office space, at an average annual expense of approximately $2.1 million, under an amended lease agreement that expired in December 2010. Under ASC 420, Exit or Disposal Cost Obligations, a liability for the costs associated with an exit or disposal activity is recognized when the liability is incurred. The Company recorded lease exit costs of approximately $4.8 million during the three months ended September 30, 2008, consisting of the initial liability of $4.7 million and accretion expense of $0.1 million. These amounts were recorded as selling, general and administrative expenses. The Company has not recorded any other costs related to the lease for the prior headquarters, other than accretion expense.
     As of December 31, 2010, the amended lease agreement has expired and the Company has made all of its required payments under the terms of the lease. The following is a summary of the activity in the liability for lease exit costs for the year ended December 31, 2010:

	Liability as of	Amounts Charged	Cash Payments	Cash Received	Liability as of
	December 31, 2009	to Expense	Made	from Sublease	Dec. 31, 2010
Lease exit costs liability	$2,063,677	$74,434	$(2,138,111)	$—	$—
Research and Development and Consulting Contracts
     The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At December 31, 2010, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.
Legal Matters
     The Company is currently party to various legal proceedings, including those noted in this section. Unless specifically noted below, any possible range of loss associated with the legal proceedings described below is not reasonably estimable at this time. The Company is engaged in numerous other legal actions not described below arising in the ordinary course of its business and, while there can be no assurance, the Company believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
     From time to time the Company may conclude it is in the best interests of its stockholders, employees, and customers to settle one or more litigation matters, and any such settlement could include substantial payments; however, other than as noted below, the Company has not reached this conclusion with respect to any particular matter at this time. There are a variety of factors that influence the Company’s decisions to settle and the amount the Company may choose to pay, including the strength of its case, developments in the litigation, the behavior of other interested parties, the demand on management time and the possible distraction of the Company’s employees associated with the case and/or the possibility that the Company may be subject to an injunction or other equitable remedy. It is difficult to predict whether a settlement is possible, the amount of an appropriate settlement or when is the opportune time to settle a matter in light of the numerous factors that go into the settlement decision. Unless otherwise specified below, any settlement payment made pursuant to any of the completed settlement agreements described below is immaterial to the Company for financial reporting purposes.
Impax SOLODYN® Litigation and Settlement
     On November 26, 2008, the Company and Impax Laboratories, Inc. (“Impax”) entered into a Settlement and License Agreement (the “First Impax Settlement Agreement”) that terminated all legal disputes between them relating to SOLODYN®. Under the terms of the First Impax Settlement Agreement, Impax will have a license to market its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to the Company upon the occurrence of certain events and no later than November 2011. On June 23, 2009, the Company and Impax entered into a second Settlement Agreement (the “Second Impax Settlement Agreement”) and an Amendment No. 2 to the First Impax Settlement Agreement. Pursuant to the Second Impax Settlement Agreement, both Impax and the Company released, acquitted, covenanted not to sue and forever discharged one another and their affiliates from any and all liabilities relating to the litigation that Impax commenced after the First Impax Settlement Agreement. On July 27, 2010, Impax filed an action in the Superior Court of the State of Arizona in and for the County of Maricopa seeking a declaration that certain rights of Impax under the First and Second Impax Settlement Agreements have been triggered. Impax filed an amended complaint and the Company filed counterclaims against Impax. On January 21, 2011, the Company and Impax entered into a Settlement Agreement (the “Third Impax Settlement Agreement’) which terminated the disputes between the Company and Impax relating to the First and Second Impax Settlement Agreements. The Third Impax Settlement Agreement also amended certain provisions of the Joint Development Agreement between the Company and Impax. The parties filed a stipulation to dismiss with prejudice all claims in the amended complaint and the counterclaims. On February 4, 2011, the Court granted the order dismissing the action in its entirety with prejudice.
Genzyme RESTYLANE®/PERLANE® Litigation
     On October 15, 2010, the Company received notice that Genzyme Corporation (“Genzyme”) had filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that the Company has infringed, contributorily infringed and/or induced the infringement by others of one or more claims of Genzyme’s U.S. Patent No. 5,399,351 by using, selling, offering to sell and/or importing RESTYLANE®, PERLANE®, RESTYLANE-L® and/or PERLANE-L® (the “RESTYLANE® family of products”) in the United States and/or advising others with respect to such activities. The Company acquired exclusive U.S. and Canadian rights to the RESTYLANE® family of products through certain license agreements with Q-Med AB, a Swedish biotechnology and medical device company and its affiliates (collectively “Q-Med”), in March 2003, and first launched RESTYLANE® in January 2004 following approval by the FDA in December 2003. PERLANE® was approved by the FDA and launched in May 2007. RESTYLANE-L® and PERLANE-L® were approved by the FDA in January 2010 and launched in February 2010. The RESTYLANE® family of products is covered by a U.S. patent that expires in 2015 or later. Pursuant to the Company’s license agreement with Q-Med, Q-Med elected to assume the defense of Genzyme’s claim. On February 14, 2011, Q-Med, the Company and Genzyme entered into a written settlement agreement whereby none of the parties admits any liability or wrongdoing relating to the claims in the lawsuit, and pursuant to which Genzyme has agreed to dismiss the case and release the Company and Q-Med from any liability relating to the lawsuit, and has also agreed to a certain covenant not to sue in exchange for a lump sum payment by Q-Med to Genzyme. The Company is not required to make any payment to Genzyme or Q-Med under the terms of the settlement agreement.
Stockholder Class Action Litigation
     On October 3, 10 and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003 and approximately September 24, 2008. The Court consolidated these actions into a single proceeding and on May 18, 2009 an amended complaint was filed alleging violations of the federal securities laws arising out of the Company’s restatement of its consolidated financial statements in 2008. On December 2, 2009, the court granted the Company’s and other defendants’ dismissal motions and dismissed the consolidated amended complaint without prejudice. On January 18, 2010 the lead plaintiff filed a second amended complaint, and on or about August 9, 2010, the court denied the Company’s and other defendants’ related dismissal motions. On December 17, 2010, the lead plaintiff filed a motion for class certification. The defendants’ opposition to the lead plaintiff’s motion for class certification is due March 8, 2011. The Company will continue to vigorously defend the claims in these consolidated matters. There can be no assurance, however, that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved.
Stockholder Derivative Lawsuits
     On January 21, 2009, the Company received a letter from an alleged stockholder demanding that its Board of Directors take certain actions, including potentially legal action, in connection with the restatement of its consolidated financial statements in 2008. The letter stated that, if the Board of Directors did not take the demanded action, the alleged stockholder would commence a derivative action on behalf of the Company. The Company’s Board of Directors reviewed the letter during the course of 2009 and established a special committee of the Board of Directors, comprised of directors who are independent and disinterested with respect to the allegations in the letter, to assess the allegations contained in the letter. The special committee engaged outside counsel to assist with the investigation. The special committee completed its investigation, and on or about February 16, 2010, the Board of Directors, pursuant to the report and recommendation of the special committee, resolved to decline the derivative demand. On February 26, 2010, Company counsel sent a declination letter to opposing counsel. On or about October 21, 2010, the stockholder filed a derivative complaint against the Company and its directors and certain officers in the Superior Court of the State of Arizona in and for the County of Maricopa, alleging that such individuals breached their fiduciary duties to the Company in connection with the restatement. The stockholder seeks to recover unspecified damages and costs, including counsel and expert fees.
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
     By agreement of the parties, both stockholder lawsuits have been stayed at present. In the event the stay is lifted, the Company intends to vigorously defend all claims in the lawsuits.
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
13. INCOME TAXES
     The provision (benefit) for income taxes consists of the following (amounts in thousands):

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Current
Federal	$63,481	$55,978	$68,767
State	(752)	4,364	3,631
Foreign	5,659	2,704	2,422

	68,388	63,046	74,820

Deferred
Federal	14,370	(2,873)	(40,435)
State	1,313	(534)	(2,255)
Foreign	(578)	—	—

	15,105	(3,407)	(42,690)

Total	$83,493	$59,639	$32,130

     During 2010, 2009 and 2008, “Additional paid-in-capital” within stockholders’ equity was decreased by $0.8 million, $0.9 million and $1.6 million, respectively, as a result of tax shortfalls related to the vesting of restricted stock and exercise of employee stock options.

     The reconciliations of the U.S. federal statutory rate to the combined effective tax rate used to determine income tax expense (benefit) are as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	0.4	0.9	2.2
Share-based payments	0.5	0.7	2.4
Foreign taxes	1.8	1.2	3.3
Tax contingencies reserve	(0.4)	—	0.3
Non-deductible research and development expense	—	—	25.2
Taxable gain in excess of book gain on sale of subsidiary	—	5.9	—
Other non-deductible items	0.4	0.7	4.2
Credits and other	(0.2)	(1.1)	(4.5)
Valuation allowance	2.9	0.7	7.7

	40.4%	44.0%	75.8%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2010		2009
	Current	Long-term	Current	Long-term

Deferred tax assets:
Net operating loss carryforwards	$2,706	$—	$7,177	$2,706
Reserves and liabilities	72,679	1,685	59,104	3,847
Investments	—	13,964	—	7,979
Unrealized losses on securities	(458)	2,547	40	2,885
Excess of tax basis over net book value of intangible assets	—	72,816	—	83,204
Share-based payment awards	—	16,836	—	18,511
Credits and other	1,775	469	—	1,775

	76,702	108,317	66,321	120,907
Deferred tax liabilities:
Bond interest	—	(53,324)	—	(45,334)
Depreciation on property and equipment	—	(3,402)	—	(3,009)

	—	(56,726)	—	(48,343)

Valuation allowance	—	(13,605)	—	(7,617)

Net deferred tax assets	$76,702	$37,986	$66,321	$64,947

     On June 10, 2009, the Company sold all of the outstanding capital stock of Medicis Pediatrics (see Note 6). The transaction generated a $24.8 million net gain for income tax purposes and, accordingly, a $9.0 million income tax provision was established as part of the transaction.

     In connection with its acquisition of LipoSonix in July 2008, the Company recorded $18.7 million of net deferred tax assets and decreased goodwill by $18.7 million as a result of tax attributes acquired and basis differences in the net assets acquired. During the years ended December 31, 2010 and 2009, the Company recorded $0.9 million and $0.4 million, respectively, of net deferred tax assets and decreased goodwill by $0.9 million and $0.4 million, respectively, as a result of adjustments to the tax attributes acquired.
     At December 31, 2010, the Company has a federal net operating loss carryforward of approximately $7.7 million, of which a portion will expire beginning in 2021 if not previously utilized. The net operating loss carryforward was acquired in connection with the Company’s acquisition of LipoSonix. As a result of the related ownership change for LipoSonix, the annual utilization of the net operating loss carryforward is limited under Internal Revenue Code Section 382.
     At December 31, 2010 and 2009, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At December 31, 2010 and 2009, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
     At December 31, 2010, the Company has an unrealized tax loss of $16.4 million related to the Company’s option to acquire a privately-held U.S. biotechnology company. If the Company fails to exercise its option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. At December 31, 2010, the Company has recorded a valuation allowance of $5.9 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
     The Company recorded a deferred tax asset (liability) of approximately $2.1 million, $2.9 million and $(0.4) million related to unrealized gains on available-for-sale securities in 2010, 2009 and 2008, respectively. All amounts have been presented as a component of other comprehensive income in stockholders’ equity.
     During 2010, 2009 and 2008, the Company made net tax payments of $81.1 million, $44.6 million and $87.8 million, respectively.
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through 2006. The state of California is currently conducting an examination on the Company’s tax returns for the periods ending June 30, 2005, December 31, 2005, December 31, 2006 and December 31, 2007. The state has proposed audit adjustments. The Company has recorded adequate accruals for these proposed adjustments. During the first quarter of 2011, the Company reached a settlement with the state of California and paid approximately $0.5 million.
     The Company owns two subsidiaries that file corporate tax returns in Sweden. The Swedish tax authorities examined the tax return of one of the subsidiaries for fiscal 2004. The examiners issued a no change letter, and the examination is complete. The Company’s other subsidiary in Sweden has not been examined by the Swedish tax authorities. The Swedish statute of limitations may be open for up to five years from the date the tax return was filed. Thus, all returns filed for periods ending December 31, 2006 forward are open under the statute of limitations.

     A reconciliation of the 2010, 2009 and 2008 beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2010	2009	2008
Balance at beginning of period	$2,599	$2,512	$3,410
Additions based on tax positions related to the current year	87	118	—
Additions for tax positions of prior years	—	1,352	—
Reductions for tax positions of prior years	(200)	—	—
Settlements	(296)	—	(898)
Reductions due to lapse in statute of limitations	(833)	(1,383)	—

Balance at end of period	$1,357	$2,599	$2,512

     The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the effective tax rate in a future period is $0.9 million, $1.7 million and $2.1 million as of December 31, 2010, 2009 and 2008, respectively. The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.8 million in the next twelve months due to audit settlements.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company did not recognize a material amount in interest and penalties. The Company had approximately $0.5 million and $0.6 million for the payment of interest and penalties accrued (net of tax benefit) at December 31, 2010 and 2009, respectively.
14. DIVIDENDS DECLARED ON COMMON STOCK
     During 2010, 2009 and 2008, the Company paid quarterly cash dividends aggregating $13.2 million, $9.4 million and $8.6 million, respectively, on its common stock. In addition, on December 15, 2010, the Company announced that its Board of Directors had declared a cash dividend of $0.06 per issued and outstanding share of the Company’s Class A common stock payable on January 31, 2011, to stockholders of record at the close of business on January 3, 2011. The $3.6 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2010. The Company has not adopted a dividend policy.

15. STOCK OPTION PLANS AND SHARE-BASED COMPENSATION
     As of December 31, 2010, the Company has seven active Stock Option Plans (the 2006, 2004, 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). Of these seven Plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. As of December 31, 2010, 6,491,353 options were outstanding under these Plans. Except for the 2002 Stock Option Plan, which only includes non-qualified incentive options, the Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Stock option awards granted from these plans are granted at the fair market value on the date of grant. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Options outstanding at December 31, 2010 vary in price from $11.28 to $39.04, with a weighted average exercise price of $30.01 as is set forth in the following chart:

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$11.28 — $18.33	651,842	2.5	$17.56	612,504	2.1	$17.96
$19.60 — $26.89	526,704	3.6	$23.34	379,422	2.2	$23.42
$26.95 — $26.95	1,046,934	0.5	$26.95	1,046,934	0.5	$26.95
$27.39 — $27.46	8,000	2.3	$27.42	8,000	2.3	$27.42
$27.70 — $28.87	45,310	1.6	$28.24	45,310	1.6	$28.24
$29.20 — $29.20	1,525,010	2.6	$29.20	1,525,010	2.6	$29.20
$29.30 — $32.56	862,780	3.2	$31.63	861,580	3.2	$31.63
$32.81 — $36.06	150,963	3.4	$33.75	146,424	3.3	$33.76
$38.45 — $39.04	1,673,810	3.6	$38.50	1,673,810	3.6	$38.50

	6,491,353	2.7	$30.01	6,298,994	2.5	$30.29

     The intrinsic value of options outstanding and exercisable, respectively, at December 31, 2010 was $7,835,397 and $6,689,932.
     The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2010, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to December 31, 2010, was approximately $1.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years.

     A summary of stock options granted within the Plans and related information for 2010, 2009 and 2008 is as follows:

				Weighted
				Average
	Qualified	Non-Qualified	Total	Price
Balance at December 31, 2007	997,816	10,669,139	11,666,955	$27.99

Granted	—	127,702	127,702	$22.22
Exercised	(62,422)	(216,070)	(278,492)	$15.59
Terminated/expired	(58,936)	(749,872)	(808,808)	$31.55

Balance at December 31, 2008	876,458	9,830,899	10,707,357	$27.98

Granted	—	182,017	182,017	$13.94
Exercised	(157,515)	(976,900)	(1,134,415)	$14.21
Terminated/expired	(51,884)	(449,228)	(501,112)	$30.70

Balance at December 31, 2009	667,059	8,586,788	9,253,847	$29.24

Granted	—	153,295	153,295	$23.33
Exercised	(90,259)	(640,115)	(730,374)	$22.35
Terminated/expired	(291,656)	(1,893,759)	(2,185,415)	$28.83

Balance at December 31, 2010	285,144	6,206,209	6,491,353	$30.01

     The intrinsic value of options exercised during 2010 was $3,560,347.
     A summary of outstanding stock options that are fully vested and are expected to vest, based on historical forfeiture rates, and those stock options that are exercisable, as of December 31, 2010, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding, net of expected forfeitures	6,067,354	$30.14	2.7	$6,802,624
Exercisable	5,910,329	$30.36	2.6	$6,005,934
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

YEAR ENDED
	DECEMBER 31, 2010	DECEMBER 31, 2009	DECEMBER 31, 2008
Expected dividend yield	1.02% to 1.06%	0.34% to 1.01%	0.61% to 0.70%
Expected stock price volatility	0.33	0.45 to 0.46	0.35 to 0.38
Risk-free interest rate	2.82% to 3.04%	2.18% to 2.76%	3.02% to 3.35%
Expected life of options	7.0 Years	7.0 Years	7.0 Years
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
     The weighted average fair value of stock options granted during 2010, 2009 and 2008 was $8.28, $6.44 and $8.90, respectively.
Restricted Stock Awards
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. As of December 31, 2010, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2010, was approximately $24.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 2.7 years.
     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for 2010, 2009 and 2008 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at December 31, 2007	552,769	$31.92

Granted	864,423	$19.14
Vested	(122,722)	$31.57
Forfeited	(89,619)	$23.82

Nonvested at December 31, 2008	1,204,851	$23.38

Granted	975,173	$11.28
Vested	(201,600)	$25.35
Forfeited	(62,955)	$20.08

Nonvested at December 31, 2009	1,915,469	$17.12

Granted	511,235	$22.69
Vested	(400,408)	$19.44
Forfeited	(231,851)	$19.07

Nonvested at December 31, 2010	1,794,445	$17.94

     The total fair value of restricted shares vested during 2010, 2009 and 2008 was approximately $7.8 million, $5.1 million and $3.9 million, respectively.
Stock Appreciation Rights
     During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the

SAR on the date of grant. The total value of the SAR is expensed over the service period of the employee receiving the grant, and a liability is recognized in the Company’s consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. As of December 31, 2010, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to December 31, 2010, based on the remeasurement at December 31, 2010, was approximately $28.3 million, and the related weighted average period over which it is expected to be recognized is approximately 3.7 years.
     The fair value of each SAR was estimated on the date of the grant, and was remeasured at year-end, using the Black-Scholes option pricing model with the following assumptions:

	SARS Granted During	SARS Granted During	Remeasurement
	the Year Ended	the Year Ended	as of
	December 31, 2010	December 31, 2009	December 31, 2010
Expected dividend yield	0.86% to 1.06%	0.35% to 1.01%	0.90%
Expected stock price volatility	0.32 to 0.33	0.38 to 0.46	0.31
Risk-free interest rate	1.91% to 3.07%	2.18% to 3.00%	2.71%
Expected life of SARs	7.0 years	7.0 years	5.2 to 6.9 years
     The weighted average fair value of SARs granted during 2010 and 2009, as of the respective grant dates, was $8.20 and $5.36, respectively. The weighted average fair value of all SARs outstanding as of the remeasurement date of December 31, 2010, was $13.21
     A summary of SARs activity for the years ended December 31, 2010 and 2009, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value
Balance at December 31, 2008	—	$—

Granted	2,039,558	$11.39
Exercised	—	$—
Terminated/expired	(123,402)	$11.28

Balance at December 31, 2009	1,916,156	$11.40

Granted	1,487,988	$23.10
Exercised	(128,458)	$11.29
Terminated/expired	(245,544)	$13.34

Balance at December 31, 2010	3,030,142	$16.99	5.7	$29,767,815

     The intrinsic value of SARs exercised during the year ended December 31, 2010, was $1,815,632.
     As of December 31, 2010, 61,202 SARs were exercisable, with a weighted average exercise price of $11.63, a weighted average remaining contractual term of 5.2 years, and an aggregate intrinsic value of $928,019.

     Total share-based compensation expense recognized during 2010, 2009 and 2008 was as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Stock options	$1,417	$4,844	$10,654
Restricted stock awards	8,252	8,712	5,943
Stock appreciation rights	7,908	5,619	—

Total share-based compensation expense	$17,577	$19,175	$16,597

16. NET INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

BASIC

Net income	$123,335	$75,951	$10,276

Less: income allocated to participating securities	3,807	2,363	158

Net income available to common stockholders	$119,528	$73,588	$10,118

Weighted average number of common shares outstanding	58,430	57,252	56,567

Basic net income per common share	$2.05	$1.29	$0.18

DILUTED

Net income	$123,335	$75,951	$10,276

Less: income allocated to participating securities	3,807	2,363	158

Net income available to common stockholders	119,528	73,588	10,118

Less:
Undistributed earnings allocated to unvested stockholders	(3,450)	(2,099)	—

Add:
Undistributed earnings re-allocated to unvested stockholders	3,430	2,096	—

Add:
Tax-effected interest expense and issue costs related to Old Notes	2,664	2,664	—
Tax-effected interest expense and issue costs related to New Notes	2	2	—

Net income assuming dilution	$122,174	$76,251	$10,118

Weighted average number of common shares outstanding	58,430	57,252	56,567

Effect of dilutive securities:
Old Notes	5,823	5,823	—
New Notes	4	4	—
Stock options	344	93	—

Weighted average number of common shares assuming dilution	64,601	63,172	56,567

Diluted net income per common share	$1.89	$1.21	$0.18

     Diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per share using the “if-converted” method is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.

     Unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, are included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company (see Note 15) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security.
     The diluted net income per common share computation for 2010 and 2009 excludes 8,356,506 and 10,329,552 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive.
     The diluted net income per common share computation for 2008 excludes 9,919,690 shares of stock that represented outstanding stock options whose impact would be anti-dilutive. The diluted net income per common share computation for 2009 also excludes restricted stock and stock options convertible into 755,408 shares in the aggregate, and 5,822,551 and 3,124,742 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively, whose impact would be anti-dilutive.
17. FINANCIAL INSTRUMENTS — CONCENTRATIONS OF CREDIT AND OTHER RISKS
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
     At December 31, 2010 and 2009, two customers comprised approximately 74.6% and 84.2%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk exists at December 31, 2010.
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
18. DEFINED CONTRIBUTION PLAN
     The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 100.0% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. The Company matches 50% of the first 6% of basic compensation contributed by the participants. During 2010, 2009 and 2008, the Company also made a discretionary contribution to the plan. During

2010, 2009 and 2008, the Company recognized expense related to matching and discretionary contributions under the Contribution Plan of $4.7 million, $3.7 million and $2.7 million, respectively.
19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The tables below list the quarterly financial information for 2010 and 2009. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

		YEAR ENDED DECEMBER 31, 2010
	(FOR THE QUARTERS ENDED)
	MARCH 31, 2010 (a)	JUNE 30, 2010 (b)	SEPTEMBER 30, 2010 (c)	DECEMBER 31, 2010 (d)

Net revenues	$166,491	$174,045	$177,314	$182,119
Gross profit (1)	150,734	157,518	159,285	162,450
Net income	35,371	36,499	27,578	23,888
Basic net income

per common share	$0.59	$0.61	$0.46	$0.39
Diluted net income

per common share	$0.54	$0.56	$0.42	$0.37

		YEAR ENDED DECEMBER 31, 2009
	(FOR THE QUARTERS ENDED)
	MARCH 31, 2009 (e)	JUNE 30, 2009 (f)	SEPTEMBER 30, 2009 (g)	DECEMBER 31, 2009 (h)

Net revenues	$99,819	$141,246	$151,811	$179,040
Gross profit (1)	90,373	128,179	138,271	158,259
Net income	329	15,593	21,148	38,882
Basic net income

per common share	$0.01	$0.26	$0.36	$0.65
Diluted net income

per common share	$0.01	$0.25	$0.33	$0.60

(1)	Gross profit does not include amortization of the related intangibles.

Quarterly results were impacted by the following items:

(a)	Operating expenses included approximately $3.1 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Operating expenses included approximately $2.3 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Included in operating expenses is $5.0 million paid to a privately-held U.S. biotechnology company related to a product development agreement, $2.3 million related to the write-down of an intangible asset related to certain non-primary products and $8.7 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Included in operating expenses is $10.0 million paid to a privately-held U.S. biotechnology company related to a product development agreement, $3.9 million paid to a Medicis partner related to a product development agreement, $9.8 million related to the write-down of long-lived assets related to LipoSonixTM and $3.5 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(e)	Operating expenses included $5.0 million paid to Impax related to a product development agreement and approximately $3.9 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(f)	Operating expenses included approximately $5.0 million of compensation expense related to stock options, restricted stock and stock appreciation rights and $3.0 million paid to Perrigo related to a product development agreement.

(g)	Operating expenses included $10.0 million paid to Revance related to a product development agreement, $5.0 million paid to Impax related to a product development agreement, $2.0 million paid to Perrigo related to a product development agreement and approximately $4.7 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(h)	Operating expenses included $5.3 million paid to Glenmark related to license and settlement agreements, $2.0 million paid to Impax related to a product development agreement and approximately $5.6 million of compensation expense related to stock options, restricted stock and stock appreciation rights.
20. SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through the date of issuance of its financial statements.
     On February 9, 2011, the Company entered into a research and development agreement with Anacor Pharmaceuticals, Inc. (“Anacor”) for the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne. Under the terms of the agreement, the Company paid Anacor $7.0 million in connection with the execution of the agreement, and will pay up to $153.0 million upon the achievement of certain research, development, regulatory and commercial milestones, as well as royalties on sales by the Company. Anacor will be responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, while the Company will have an option to obtain an exclusive license for products covered by the agreement.
     On February 25, 2011, the Company announced that as a result of the Company’s strategic planning process and the current regulatory and commercial capital equipment environment, the Company has determined to explore strategic alternatives for its LipoSonix business including, but not limited to, the sale of the stand-alone business. The Company has engaged an investment banking firm to assist the Company in its exploration of strategic alternatives for LipoSonix. As a result of this decision, the Company will classify the LipoSonix business as a discontinued operation for financial statement reporting purposes beginning during the three months ended March 31, 2011.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	beginning of	costs and	Charged to		Balance at end
Description	period	expense	other accounts	Deductions	of period
			(in thousands)
Year Ended December 31, 2010
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$2,848	$28,617	$—	$(27,484)	$3,981
Inventory:
Valuation Reserve	6,234	8,719	—	(6,360)	8,593

Year Ended December 31, 2009
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$1,719	$21,983	$—	$(20,854)	$2,848
Inventory:
Valuation Reserve	1,415	7,567	—	(2,748)	6,234

Year Ended December 31, 2008
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$830	$15,157	$—	$(14,268)	$1,719
Inventory:
Valuation Reserve	3,818	(978)	—	(1,425)	1,415

S-1