Form 10-Q
period 2011-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2011-05-10
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011
Class A Common Stock $.014 Par Value	61,737,003 (a)

(a)	includes 2,068,217 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Page
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 Quantitative and Qualitative Disclosures About Market Risk	39

Item 4 Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	40

Item 1A Risk Factors	45

Item 6 Exhibits	46

SIGNATURES	47
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$306,809	$218,362
Short-term investments	468,725	485,192
Accounts receivable, net	99,584	130,622
Inventories, net	34,404	35,282
Deferred tax assets, net	79,351	70,461
Other current assets	18,150	15,268
Assets held for sale from discontinued operations	10,054	13,127

Total current assets	1,017,077	968,314

Property and equipment, net	24,077	24,435
Net intangible assets	202,493	195,308
Goodwill	92,398	92,398
Deferred tax assets, net	33,103	36,898
Long-term investments	32,193	21,480
Other assets	2,991	2,991

	$1,404,332	$1,341,824

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$45,345	$41,015
Reserve for sales returns	73,802	60,692
Accrued consumer rebates and loyalty programs	121,704	101,678
Managed care and Medicaid reserves	49,156	49,375
Income taxes payable	15,088	4,628
Other current liabilities	67,507	75,228
Liabilities held for sale from discontinued operations	5,936	7,276

Total current liabilities	378,538	339,892

Long-term liabilities:
Contingent convertible senior notes	169,326	169,326
Other liabilities	4,960	5,084

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; issued and outstanding: none	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 72,596,475 and 71,863,191 at March 31, 2011 and December 31, 2010, respectively	1,000	995
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	728,806	715,651
Accumulated other comprehensive loss	(1,949)	(2,149)
Accumulated earnings	475,164	460,716
Less: Treasury stock, 13,031,686 and 12,897,610 shares at cost at March 31, 2011 and December 31, 2010, respectively	(351,513)	(347,691)

Total stockholders’ equity	851,508	827,522

	$1,404,332	$1,341,824

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Net product revenues	$163,896	$163,592
Net contract revenues	1,017	1,950

Net revenues	164,913	165,542

Cost of product revenues (1)	14,331	15,106

Gross profit	150,582	150,436

Operating expenses:
Selling, general and administrative (2)	84,630	72,284
Research and development (3)	14,273	6,558
Depreciation and amortization	7,324	6,733

Operating income	44,355	64,861

Interest and investment income	(1,274)	(1,160)
Interest expense	1,058	1,058
Other expense, net	—	258

Income from continuing operations before income tax expense	44,571	64,705

Income tax expense	17,886	24,683

Net income from continuing operations	26,685	40,022

Loss from discontinued operations, net of income tax benefit	7,325	4,650

Net income	$19,360	$35,372

Basic net income per share — continuing operations	$0.44	$0.67

Basic net loss per share — discontinued operations	$(0.12)	$(0.08)

Basic net income per share	$0.32	$0.59

Diluted net income per share — continuing operations	$0.41	$0.61

Diluted net loss per share — discontinued operations	$(0.12)	$(0.08)

Diluted net income per share	$0.30	$0.54

Cash dividend declared per common share	$0.08	$0.06

Common shares used in calculating:
Basic net income per share	59,124	58,049

Diluted net income per share	65,381	64,192

(1) amounts exclude amortization of intangible assets related to acquired products	$5,452	$5,184
(2) amounts include share-based compensation expense	$6,284	$2,887
(3) amounts include share-based compensation expense	$405	$55
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010

Operating Activities:
Net income	$19,360	$35,372
Loss from discontinued operations, net of income tax benefit	7,325	4,650

Net income from continuing operations	26,685	40,022

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	7,324	6,733
Adjustment of impairment of available-for-sale investments	—	260
Loss on sale of available-for-sale investments, net	7	34
Share-based compensation expense	6,689	2,942
Deferred income tax (benefit) expense	(5,124)	4,336
Tax benefit from exercise of stock options and vesting of restricted stock awards	658	47
Excess tax benefits from share-based payment arrangements	(618)	(287)
(Decrease) increase in provision for sales discounts and chargebacks	(509)	666
Accretion of premium on investments	1,121	826
Changes in operating assets and liabilities:
Accounts receivable	31,547	(15,454)
Inventories	878	(3,228)
Other current assets	(2,882)	(3,251)
Accounts payable	4,330	4,164
Reserve for sales returns	13,110	(4,346)
Income taxes payable	10,460	(856)
Other current liabilities	3,138	10,537
Other liabilities	(124)	(998)

Net cash provided by operating activities from continuing operations	96,690	42,147

Net cash used in operating activities from discontinued operations	(5,458)	(3,930)

Net cash provided by operating activities	91,232	38,217

Investing Activities:
Purchase of property and equipment	(1,449)	(1,832)
Payments for purchase of product rights	(12,702)	273
Purchase of available-for-sale investments	(109,176)	(207,326)
Sale of available-for-sale investments	11,794	12,782
Maturity of available-for-sale investments	102,090	54,215

Net cash used in investing activities from continuing operations	(9,443)	(141,888)

Net cash used in investing activities from discontinued operations	—	(126)

Net cash used in investing activities	(9,443)	(142,014)

Financing Activities:
Payment of dividends	(3,622)	(2,389)
Excess tax benefits from share-based payment arrangements	618	287
Proceeds from the exercise of stock options	9,515	850

Net cash provided by (used in) financing activities	6,511	(1,252)

Effect of exchange rate on cash and cash equivalents	147	161

Net increase (decrease) in cash and cash equivalents	88,447	(104,888)
Cash and cash equivalents at beginning of period	218,362	207,941

Cash and cash equivalents at end of period	$306,809	$103,053

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
     The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 14 branded products. Its primary brands are DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, VANOS® and ZIANA®. Medicis entered the non-invasive body contouring market with its acquisition of LipoSonix in July 2008. Beginning in the first quarter of 2011, the Company classifies the LipoSonix business as a discontinued operation for financial statement reporting purposes. See Note 2.
     The consolidated financial statements include the accounts of Medicis and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
2. DISCONTINUED OPERATIONS
     On February 25, 2011, the Company announced that as a result of the Company’s strategic planning process and the current regulatory and commercial capital equipment environment, the Company has determined to explore strategic alternatives for its LipoSonix business including, but not limited to, the sale of the stand-alone business. The Company has engaged an investment banking firm to assist the Company in its exploration of strategic alternatives for LipoSonix. The Company expects the disposal of the LipoSonix business to take place by February 2012 or before. As a result of this decision, the Company now classifies the LipoSonix business as a discontinued operation for financial statement reporting purposes, including comparable period results.
     Intangible assets and property and equipment related to LipoSonix were determined to be impaired as of December 31, 2010, based on the Company’s analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $7.7 million related to LipoSonix intangible assets and $2.1 million related to LipoSonix property and equipment during the three months ended December 31, 2010. The write-down of intangible assets and property and equipment related to LipoSonix represented the full carrying value of the respective assets as of December 31, 2010. Therefore, no depreciation or amortization expense was recognized during the three months ended March 31, 2011 related to the discontinued operations as the long-lived assets of the discontinued operations were written down to $0 as of December 31, 2010.

     The following is a summary of loss from discontinued operations, net of income tax benefit, for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010

Net revenues	$156	$949
Cost of revenues	2,375	650

Gross profit	(2,219)	299

Operating expenses:
Selling, general and administrative	5,863	3,759
Research and development	3,346	3,511
Depreciation and amortization	—	320

Loss from discontinued operations before income tax benefit	(11,428)	(7,291)

Income tax benefit	(4,103)	(2,641)

Loss from discontinued operations, net of income tax benefit	$(7,325)	$(4,650)

     The Company includes only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no interest expense or general corporate overhead costs have been allocated to the LipoSonix discontinued operations. Included in cost of revenues for the three months ended March 31, 2011 was a $1.9 million charge related to an increase in the valuation reserve for LipoSonix inventory that is not expected to be sold.
     The following is a summary of assets and liabilities held for sale associated with the LipoSonix discontinued operations as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$508	$629
Accounts receivable, net	37	129
Inventories, net	3,753	4,495
Deferred tax assets, net	5,500	7,328
Other assets	256	546

Assets held for sale from discontinued operations	$10,054	$13,127

Accounts payable	$1,951	$1,802
Other liabilities	3,985	5,474

Liabilities held for sale from discontinued operations	$5,936	$7,276

     The following is a summary of net cash used in operating activities from discontinued operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010

Loss from discontinued operations, net of income tax benefit	$(7,325)	$(4,650)
Depreciation and amortization	—	320
Share-based compensation expense	728	153
Decrease in assets held for sale from discontinued operations	3,073	1,880
Decrease in liabilities held for sale from discontinued operations	(1,934)	(1,633)

Net cash used in operating activities from discontinued operations	$(5,458)	$(3,930)

     Net cash used in investing activities from discontinued operations of $0.1 million for the three months ended March 31, 2010 represents purchases of property and equipment.
3. SHARE-BASED COMPENSATION
     At March 31, 2011, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards.
Stock Option Awards
     Stock option awards are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2011, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to March 31, 2011, was approximately $1.1 million and the related weighted average period over which it is expected to be recognized is approximately 3.4 years. All of the unrecognized compensation cost related to stock option awards relates to continuing operations.
     A summary of stock option activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2011, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Balance at December 31, 2010	6,491,353	$30.01

Granted	32,039	$31.33
Exercised	(355,805)	$26.74
Terminated/expired	(26,505)	$33.50

Balance at March 31, 2011	6,141,082	$30.19	2.5	$22,587,779

     The intrinsic value of options exercised during the three months ended March 31, 2011 was $1,578,802. Options exercisable under the Company’s share-based compensation plans at March 31, 2011 were 5,930,164, with a weighted average exercise price of $30.46, a weighted average remaining contractual term of 2.4 years, and an aggregate intrinsic value of $20,590,567.
     A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of March 31, 2011, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding, net of expected forfeitures	5,740,277	$30.32	2.5	$20,449,450
Exercisable, net of expected forfeitures	5,569,337	$30.54	2.4	$18,922,708
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31, 2011	March 31, 2010

Expected dividend yield	0.77%	1.06%
Expected stock price volatility	0.33	0.33
Risk-free interest rate	2.81%	3.04%
Expected life of options	7.0 Years	7.0 Years
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
     The weighted average fair value of stock options granted during the three months ended March 31, 2011 and 2010, was $11.45 and $8.10, respectively.
Restricted Stock Awards
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. As of March 31, 2011, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2011, was approximately $43.9 million, and the related weighted average period over which it is expected to be recognized is approximately 3.6 years. Included in the $43.9 million of total unrecognized compensation cost related to nonvested restricted stock awards is $2.4 million related to discontinued operations.

     A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2011, is as follows:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2010	1,794,445	$17.94

Granted	736,048	$31.33
Vested	(377,479)	$18.93
Forfeited	(12,463)	$22.92

Nonvested at March 31, 2011	2,140,551	$22.34

     The total fair value of restricted shares vested during the three months ended March 31, 2011 and 2010 was approximately $7.1 million and $5.4 million, respectively.
Stock Appreciation Rights
     During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SAR is expensed over the service period of the employee receiving the grant, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. As of March 31, 2011, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to March 31, 2011, based on the remeasurement at March 31, 2011, was approximately $36.2 million, and the related weighted average period over which it is expected to be recognized is approximately 3.4 years. Included in the $36.2 million of total measured unrecognized compensation cost related to outstanding SARs is $4.6 million related to discontinued operations.
     The fair value of each SAR was estimated on the date of the grant, and was remeasured at quarter-end, using the Black-Scholes option pricing model with the following assumptions:

	SARs Granted During	SARs Granted During
	the	the	Remeasurement
	Three Months Ended	Three Months Ended	as of
	March 31, 2011	March 31, 2010	March 31, 2011

Expected dividend yield	0.87%	1.06%	1.00%
Expected stock price volatility	0.32	0.33	0.33
Risk-free interest rate	3.12%	3.04%	2.90%
Expected life of SARs	7.0 Years	7.0 Years	4.9 to 6.9 Years
     The weighted average fair value of SARs granted during the three months ended March 31, 2011 and 2010, as of the respective grant dates, was $9.90 and $8.10, respectively. The weighted average fair value of all SARs outstanding as of the remeasurement date of March 31, 2011 was $17.46.

     A summary of SARs activity for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value

Balance at December 31, 2010	3,030,142	$16.99

Granted	48,985	$27.56
Exercised	(35,682)	$14.04
Terminated/expired	(84,828)	$15.30

Balance at March 31, 2011	2,958,617	$17.25	5.4	$43,756,601

     The intrinsic value of SARs exercised during the three months ended March 31, 2011 was $606,400.
     As of March 31, 2011, 313,006 SARs were exercisable, with a weighted average exercise price of $15.65, a weighted average remaining contractual term of 5.3 years, and an aggregate intrinsic value of $5,129,968.
     Total share-based compensation expense related to continuing operations recognized during the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Stock options	$250	$453
Restricted stock awards	2,602	1,884
Stock appreciation rights	3,837	605

Total share-based compensation expense	$6,689	$2,942

4. SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At March 31, 2011, the Company has recorded the estimated fair value of available-for-sale securities in short-term and long-term investments of approximately $468.7 million and $32.2 million, respectively.

     Available-for-sale securities consist of the following at March 31, 2011 (in thousands):

	March 31, 2011
				Other-Than-
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$182,089	$388	$(64)	$—	$182,413
Federal agency notes and bonds	264,011	695	(76)	—	264,630
Auction rate floating securities	27,475	—	(6,703)	—	20,772
Asset-backed securities	33,081	22	—	—	33,103

Total securities	$506,656	$1,105	$(6,843)	$—	$500,918

     During the three months ended March 31, 2011, there were no gross realized gains and losses on sales of available-for-sale securities. Gross unrealized gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the three months ended March 31, 2011, on available-for-sale securities included in stockholders’ equity totaled $0.1 million. The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2011, by maturity, are shown below (in thousands):

	March 31, 2011
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$300,290	$301,192
Due after one year through five years	178,891	178,954
Due after 10 years	27,475	20,772

	$506,656	$500,918

     Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At March 31, 2011, approximately $32.2 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
     As of March 31, 2011, the Company’s investments included auction rate floating securities with a fair value of $20.8 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets during 2008, 2009, 2010 and the first quarter of 2011 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.
     During the three months ended March 31, 2010, the Company became aware of new circumstances that directly impacted the valuation of an asset-backed security that is owned by the Company. An unrealized loss on the asset-backed security, based on the Company’s intent to hold the security until recovery of the fair value, had previously been recorded in stockholders’ equity. Based on the new circumstances related to the investment, the Company determined that the impairment of the asset-backed security was other-than-temporary, as the Company believed it would not recover its investment even if the asset were held to maturity. A $0.3 million impairment charge was therefore recorded in other expense, net, during the three months ended March 31, 2010 related to the asset-backed security. The asset-backed security was sold in April 2010.
     The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 (in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$44,724	$64	$—	$—
Federal agency notes and bonds	18,425	76	—	—
Auction rate floating securities	—	—	20,772	6,703
Asset-backed securities	2,499	—	—	—

Total securities	$65,648	$140	$20,772	$6,703

     As of March 31, 2011, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.
5. FAIR VALUE MEASUREMENTS
     As of March 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities.
     The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 4). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of March 31, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.

     The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at March 31, 2011, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Mar. 31, 2011	(Level 1)	(Level 2)	(Level 3)

Corporate notes and bonds	$182,413	$182,413	$—	$—
Federal agency notes and bonds	264,630	264,630	—	—
Auction rate floating securities	20,772	—	—	20,772
Asset-backed securities	33,103	33,103	—	—

Total assets measured at fair value	$500,918	$480,146	$—	$20,772

     The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

Fair Value
Measurements Using
Significant
Unobservable
Inputs (Level 3)
Auction Rate
Floating
Securities

Balance at December 31, 2010	$21,480
Transfers to (from) Level 3	—
Total gains (losses) included in other (income) expense, net	—
Total gains included in other comprehensive income	392
Purchases	—
Settlements	(1,100)

Balance at March 31, 2011	$20,772

6. RESEARCH AND DEVELOPMENT
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
     Research and development expense for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010

Ongoing research and development costs	$6,868	$6,503
Payments related to strategic collaborations	7,000	—
Share-based compensation expense	405	55

Total research and development	$14,273	$6,558

7. STRATEGIC COLLABORATIONS
     Anacor
     On February 9, 2011, the Company entered into a research and development agreement with Anacor Pharmaceuticals, Inc. (“Anacor”) for the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne. Under the terms of the agreement, the Company paid Anacor $7.0 million in connection with the execution of the agreement, and will pay up to $153.0 million upon the achievement of certain research, development, regulatory and commercial milestones, as well as royalties on sales by the Company. Anacor will be responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, while the Company will have an option to obtain an exclusive license for products covered by the agreement. The initial $7.0 million payment was recognized as research and development expense during the three months ended March 31, 2011.
8. SEGMENT AND PRODUCT INFORMATION
     The Company operates in one business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. During early 2011, the Company discontinued its TRIAZ® branded products and decided to no longer promote its PLEXION® branded products. The non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
     The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists and plastic surgeons. Such products are often prescribed by physicians outside these two specialties, including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies, and others. Currently, the Company’s products are sold primarily to wholesalers and retail chain drug stores.

     Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010

Acne and acne-related dermatological products	$103,462	$120,213
Non-acne dermatological products	52,221	34,252
Non-dermatological products	9,230	11,077

Total net revenues	$164,913	$165,542

	Three Months Ended
	March 31,	March 31,
	2011	2010

Acne and acne-related dermatological products	63%	72%
Non-acne dermatological products	32	21
Non-dermatological products	5	7

Total net revenues	100%	100%

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
     Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of March 31, 2011 and December 31, 2010, there were no costs capitalized into inventory for products that had not yet received regulatory approval.
     Inventories are as follows (in thousands):

	March 31, 2011	December 31, 2010

Raw materials	$13,803	$15,801
Work-in-process	3,478	3,236
Finished goods	26,010	24,838
Valuation reserve	(8,887)	(8,593)

Total inventories	$34,404	$35,282

10. OTHER CURRENT LIABILITIES
     Other current liabilities are as follows (in thousands):

	March 31, 2011	December 31, 2010

Accrued incentives, including SARs liability	$24,641	$33,923
Deferred revenue	14,230	16,422
Other accrued expenses	28,636	24,883

	$67,507	$75,228

     Deferred revenue is comprised of the following (in thousands):

	March 31, 2011	December 31, 2010

Deferred revenue — aesthetics products, net of cost of revenue	$7,712	$10,334
Deferred contract revenue	2,209	3,014
Deferred revenue — sales into distribution channel in excess of eight weeks of projected demand	4,217	582
Other deferred revenue	92	2,492

	$14,230	$16,422

     The Company defers revenue, and the related cost of revenue, of its aesthetics products, including DYSPORT®, PERLANE® and RESTYLANE®, until its exclusive U.S. distributor ships the product to physicians. Deferred contract revenue relates to the Company’s strategic collaboration with Hyperion Therapeutics, Inc. The Company also defers the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand.
11. CONTINGENT CONVERTIBLE SENIOR NOTES
     In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at March 31, 2011 or December 31, 2010. The Old Notes will mature on June 4, 2032.
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
     The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at March 31, 2011 or December 31, 2010. The New Notes mature on June 4, 2033.
     As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.
     Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of March 31, 2011 and December 31, 2010.

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
     During the quarters ended March 31, 2011 and December 31, 2010, the Old Notes and New Notes did not meet the criteria for the right of conversion. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.
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
     At March 31, 2011, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At March 31, 2011, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
     At March 31, 2011, the Company has an unrealized tax loss of $16.4 million related to the Company’s option to acquire a privately-held U.S. biotechnology company. If the Company fails to exercise its option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. At March 31,

2011, the Company has recorded a valuation allowance of $5.9 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
     During the three months ended March 31, 2011 and March 31, 2010, the Company made net tax payments of $6.0 million and $16.8 million, respectively.
     The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through 2006. The state of California conducted an examination on the Company’s tax returns for the periods ending June 30, 2005, December 31, 2005, December 31, 2006 and December 31, 2007. During the three months ended March 31, 2011, the Company reached a settlement for all periods with the state of California and paid approximately $0.5 million. The state of California has also notified the Company of an upcoming examination of the Company’s tax returns for the periods ending December 31, 2008 and December 31, 2009.
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
     At March 31, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $1.0 million and $1.4 million, respectively. The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the Company’s effective tax rate in a future period is $0.6 million and $0.9 million as of March 31, 2011 and December 31, 2010, respectively. During the next twelve months, the Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.7 million.
     The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million for the payment of interest and penalties accrued (net of tax benefit) at March 31, 2011 and December 31, 2010.
13. DIVIDENDS DECLARED ON COMMON STOCK
     On March 22, 2011, the Company announced that its Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of the Company’s Class A common stock, which was paid on April 29, 2011, to stockholders of record at the close of business on April 1, 2011. The $4.9 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2011. The Company has not adopted a dividend policy.
14. COMPREHENSIVE INCOME
     Total comprehensive income includes net income and other comprehensive income (loss), which consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments. Total comprehensive income for the three months ended March 31, 2011 and 2010, was $19.6 million and $35.9 million, respectively.

15. NET INCOME PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011			March 31, 2010
	Continuing	Discontinued	Net	Continuing	Discontinued	Net
	Operations	Operations	Income	Operations	Operations	Income

BASIC

Net income (loss)	$26,685	$(7,325)	$19,360	$40,022	$(4,650)	$35,372
Less: income (loss) allocated to participating securities	799	—	562	1,318	—	1,163

Net income (loss) available to common stockholders	25,886	(7,325)	18,798	38,704	(4,650)	34,209
Weighted average number of common shares outstanding	59,124	59,124	59,124	58,049	58,049	58,049

Basic net income (loss) per common share	$0.44	$(0.12)	$0.32	$0.67	$(0.08)	$0.59

DILUTED

Net income (loss)	$26,685	$(7,325)	$19,360	$40,022	$(4,650)	$35,372
Less: income (loss) allocated to participating securities	799	—	562	1,318	—	1,163

Net income (loss) available to common stockholders	25,886	(7,325)	18,798	38,704	(4,650)	34,209
Less:
Undistributed earnings allocated to unvested stockholders	(687)	—	(457)	(1,211)	—	(1,057)
Add:
Undistributed earnings re-allocated to unvested stockholders	683	—	454	1,205	—	1,051
Add:
Tax-effected interest expense and issue costs related to Old Notes	666	—	666	666	—	666

Net income (loss) assuming dilution	$26,548	$(7,325)	$19,461	$39,364	$(4,650)	$34,869

Weighted average number of common shares outstanding	59,124	59,124	59,124	58,049	58,049	58,049
Effect of dilutive securities:
Old Notes	5,823	—	5,823	5,823	—	5,823
New Notes	4	—	4	4	—	4
Stock options	430	—	430	316	—	316

Weighted average number of common shares assuming dilution	65,381	59,124	65,381	64,192	58,049	64,192

Diluted net income (loss) per common share	$0.41	$(0.12)	$0.30	$0.61	$(0.08)	$0.54

     Diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per share using the “if-converted” method is calculated by adjusting net income for tax-effected net interest and issue costs on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.

     Unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, are included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company (see Note 3) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security.
     The diluted net income per common share computation for the three months ended March 31, 2011 and 2010 excludes 5,032,879 and 8,483,156 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive.
     Due to the net loss from discontinued operations during the three months ended March 31, 2011 and 2010, diluted earnings per share and basic earnings per share from discontinued operations are the same, as the effect of potentially dilutive securities would be anti-dilutive.
16. COMMITMENTS AND CONTINGENCIES
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
Impax SOLODYN ® Litigation and Settlement
     On November 26, 2008, the Company and Impax Laboratories, Inc. (“Impax”) entered into a Settlement and License Agreement (the “First Impax Settlement Agreement”) that terminated all legal disputes between them relating to SOLODYN®. Under the terms of the First Impax Settlement Agreement, Impax will have a license to market its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to the Company upon the occurrence of certain events and no later than November 2011. On June 23, 2009, the Company and Impax entered into a second Settlement Agreement (the “Second Impax Settlement Agreement”) and an Amendment No. 2 to the First Impax Settlement Agreement. Pursuant to the Second Impax Settlement Agreement, both Impax and the Company released, acquitted, covenanted not to sue and forever discharged one another and their affiliates from any and all liabilities relating to the litigation that Impax commenced after the First Impax Settlement Agreement. On July 27, 2010, Impax filed an action in the Superior Court of the State of Arizona in and for the County of Maricopa seeking a declaration that certain rights of Impax under the First and Second Impax Settlement Agreements have been triggered. Impax filed an amended complaint and the Company filed counterclaims against Impax. On January 21, 2011, the Company and Impax entered into a Settlement Agreement (the “Third Impax Settlement Agreement”) which terminated the disputes between the Company and Impax relating to the First and Second Impax Settlement Agreements. The Third Impax Settlement Agreement also amended certain provisions of the Joint Development Agreement between the Company and Impax.

The parties filed a stipulation to dismiss with prejudice all claims in the amended complaint and the counterclaims. On February 4, 2011, the Court granted the order dismissing the action in its entirety with prejudice.
Genzyme RESTYLANE ®/PERLANE ® Litigation
     On October 15, 2010, the Company received notice that Genzyme Corporation (“Genzyme”) had filed a lawsuit against the Company in the United States District Court for the District of Massachusetts alleging that the Company has infringed, contributorily infringed and/or induced the infringement by others of one or more claims of Genzyme’s U.S. Patent No. 5,399,351 by using, selling, offering to sell and/or importing RESTYLANE®, PERLANE®, RESTYLANE-L® and/or PERLANE-L® (the “RESTYLANE® family of products”) in the United States and/or advising others with respect to such activities. The Company acquired exclusive U.S. and Canadian rights to the RESTYLANE® family of products through certain license agreements with Q-Med AB, a Swedish biotechnology and medical device company and its affiliates (collectively “Q-Med”), in March 2003, and first launched RESTYLANE® in January 2004 following approval by the FDA in December 2003. PERLANE® was approved by the FDA and launched in May 2007. RESTYLANE-L® and PERLANE-L® were approved by the FDA in January 2010 and launched in February 2010. The RESTYLANE® family of products is covered by a U.S. patent that expires in 2015 or later. Pursuant to the Company’s license agreement with Q-Med, Q-Med elected to assume the defense of Genzyme’s claim. On February 14, 2011, Q-Med, the Company and Genzyme entered into a written settlement agreement whereby none of the parties admits any liability or wrongdoing relating to the claims in the lawsuit, and pursuant to which Genzyme has agreed to dismiss the case and release the Company and Q-Med from any liability relating to the lawsuit, and has also agreed to a certain covenant not to sue in exchange for a lump sum payment by Q-Med to Genzyme. The Company is not required to make any payment to Genzyme or Q-Med under the terms of the settlement agreement. Pursuant to the settlement agreement entered into among the parties, the Court dismissed this action on February 22, 2011.
Stockholder Class Action Litigation
     On October 3, 10 and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003 and approximately September 24, 2008. The Court consolidated these actions into a single proceeding and on May 18, 2009 an amended complaint was filed alleging violations of the federal securities laws arising out of the Company’s restatement of its consolidated financial statements in 2008. On December 2, 2009, the Court granted the Company’s and other defendants’ dismissal motions and dismissed the consolidated amended complaint without prejudice. On January 18, 2010 the lead plaintiff filed a second amended complaint, and on or about August 9, 2010, the Court denied the Company’s and other defendants’ related dismissal motions. On December 17, 2010, the lead plaintiff filed a motion for class certification, and the defendants filed an opposition to the motion on March 8, 2011. The Company is in active discussions with the plaintiffs in the lawsuit, as well as the plaintiffs in the derivative lawsuits described below, in pursuit of a collective resolution of the class action and the derivative lawsuits. The parties have agreed to stay the class action plaintiffs’ reply in support of the motion for class action certification pending final settlement. In the event the matter is not settled, the Company will continue to vigorously defend the claims in the class action and derivative lawsuits. There can be no assurance that the Company will be successful in its settlement discussions or in defending the lawsuits, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved.
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
     The Company is in active discussions with the plaintiffs in both derivative lawsuits, as well as the plaintiffs in the class action lawsuit described above, in pursuit of a collective resolution of the derivative and class action lawsuits. The Company and the plaintiffs in the derivative lawsuits have agreed to stay the derivative lawsuits pending final settlement. In the event the lawsuits are not settled and the stay is lifted, the Company will continue to vigorously defend the claims in the derivative and class action lawsuits. There can be no assurance that the Company will be successful in its settlement discussions or in defending the lawsuits, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved.
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
17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In October 2009, the FASB approved for issuance Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The adoption of the guidance on January 1, 2011 did not have a material impact on the Company’s results of operations and financial condition.
     In March 2010, the FASB approved for issuance ASU No. 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The updated guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions, and is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the guidance on January 1, 2011 did not have a material impact on the Company’s results of operations and financial condition.
18. SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through the date of issuance of its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a leading independent specialty pharmaceutical company focused primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. of products for the treatment of dermatological and aesthetic conditions. We also market products in Canada for the treatment of dermatological and aesthetic conditions and began commercial efforts in Europe with our acquisition of LipoSonix in July 2008. We offer a broad range of products addressing various conditions or aesthetics improvements, including facial wrinkles, acne, fungal infections, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).
     Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include DYNACIN®, PLEXION®, SOLODYN®, TRIAZ® and ZIANA®. During early 2011, we discontinued our TRIAZ® branded products and decided to no longer promote our PLEXION® branded products. Our non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
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
     We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 75-80% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. We recognize revenue on our aesthetics products DYSPORT®, PERLANE® and RESTYLANE® upon shipment from McKesson, our exclusive U.S. distributor of these products, to physicians. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.
     We periodically offer promotions to wholesale and retail chain drugstore customers to encourage dispensing of our prescription products, consistent with prescriptions written by licensed health care providers. Because many of our prescription products compete in multi-source markets, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at wholesale and drugstore customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail chain drugstore customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce. From time to time we may enter into business arrangements (e.g., loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators.
     Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel. In addition, we consistently assess our product mix and portfolio to promote a high level of profitability and revenues and to ensure that our products are responsive to consumer tastes and changes to regulatory classifications. During early 2011, we discontinued our TRIAZ® branded products and decided to no longer promote our PLEXION® branded products.
Recent Developments
     As described in more detail below, the following significant events and transactions occurred during the three months ended March 31, 2011, and affected our results of operations, our cash flows and our financial condition:
•	Research and development agreement with Anacor;

•	Settlement Agreement with Teva;

•	Classification of LipoSonix as a discontinued operation; and

•	Increase of our quarterly dividend from $0.06 per share to $0.08 per share.
Research and development agreement with Anacor
     On February 9, 2011, we entered into a research and development agreement with Anacor Pharmaceuticals, Inc. (“Anacor”) for the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne. Under the terms of the agreement, we paid Anacor $7.0 million in connection with the execution of the agreement, and will pay up to $153.0 million upon the achievement of certain research, development, regulatory and commercial milestones, as well as royalties on sales by us. Anacor will be responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, while we will have an option to obtain an exclusive license for products covered by the agreement. The initial $7.0 million payment was recognized as research and development expense during the three months ended March 31, 2011.

Settlement Agreement with Teva
     On February 24, 2011, we entered into a Settlement Agreement (“Teva Settlement Agreement”) with Barr Laboratories, Inc., a subsidiary of Teva Pharmaceuticals USA, Inc., on behalf of itself and certain of its affiliates, including Teva Pharmaceuticals USA, Inc. (collectively, “Teva”). Under the terms of the Teva Settlement Agreement, we agreed to grant to Teva a future license to make and sell our generic versions of SOLODYN® in 65mg and 115mg strengths under the SOLODYN® intellectual property rights belonging to us, with the license grant effective in February 2018, or earlier under certain conditions. We also agreed to grant to Teva a future license to make and sell generic versions of SOLODYN® in 55mg, 80mg and 105mg strengths under our SOLODYN® intellectual property rights, with the license grant effective in February 2019, or earlier under certain conditions. The Teva Settlement Agreement provides that Teva will be required to pay us royalties based on sales of Teva’s generic SOLODYN® products pursuant to the foregoing licenses. Pursuant to the Teva Settlement Agreement, the companies agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Teva confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Teva’s activities relating to Teva’s generic SOLODYN® products under ANDA No. 65-485 and any amendments and supplements thereto. Teva also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above. The United States District Court for the District of Maryland subsequently entered a permanent injunction against any infringement by Teva.
Classification of LipoSonix as a discontinued operation
     On February 25, 2011, we announced that as a result of our strategic planning process and the current regulatory and commercial capital equipment environment, we determined to explore strategic alternatives for our LipoSonix business including, but not limited to, the sale of the stand-alone business. We have engaged Deutsche Bank to assist us in our exploration of strategic alternatives for LipoSonix. As a result of this decision, we now classify the LipoSonix business as a discontinued operation for financial statement reporting purposes.
Increase of our quarterly dividend from $0.06 per share to $0.08 per share
     On March 22, 2011, we announced that our Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of our Class A common stock, which was paid on April 29, 2011, to stockholders of record at the close of business on April 1, 2011. This represented a 33% increase compared to our previous $0.06 dividend.

Results of Operations
     The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	March 31,	March 31,
	2011	2010

	(a)	(b)
Net revenues	100.0%	100.0%
Gross profit (c)	91.3	90.9
Operating expenses	64.4	51.7

Operating income	26.9	39.2
Other expense, net	—	(0.2)
Interest and investment (expense) income, net	0.1	0.1

Income from continuing operations before income tax expense	27.0	39.1
Income tax expense	(10.8)	(14.9)

Net income from continuing operations	16.2	24.2
Loss from discontinued operations, net of income tax benefit	(4.4)	(2.8)

Net income	11.8%	21.4%

(a)	Included in operating expenses is $7.0 million (4.2% of net revenues) paid to Anacor related to a product development agreement and $6.7 million (4.1% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $2.9 million (1.8% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Net Revenues
     The following table sets forth our net revenues for the three months ended March 31, 2011 (the “first quarter of 2011”) and March 31, 2010 (the “first quarter of 2010”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	First Quarter	First Quarter
	2011	2010	$ Change	% Change

Net product revenues	$163.9	$163.6	$0.3	0.2%
Net contract revenues	1.0	1.9	(0.9)	(47.4)%

Total net revenues	$164.9	$165.5	$(0.6)	(0.4)%

	First Quarter	First Quarter
	2011	2010	$ Change	% Change

Acne and acne-related
dermatological products	$103.5	$120.2	$(16.7)	(13.9)%
Non-acne dermatological products	52.2	34.2	18.0	52.6%
Non-dermatological products (including contract revenues)	9.2	11.1	(1.9)	(17.1)%

Total net revenues	$164.9	$165.5	$(0.6)	(0.4)%

	First Quarter	First Quarter
	2011	2010	Change

Acne and acne-related dermatological products	62.7%	72.6%	(9.9)%
Non-acne dermatological products	31.7%	20.7%	11.0%
Non-dermatological products (including contract revenues)	5.6%	6.7%	(1.1)%

Total net revenues	100.0%	100.0%	—

     Net revenues associated with our acne and acne-related dermatological products decreased by $16.7 million, or 13.9%, during the first quarter of 2011 as compared to the first quarter of 2010 primarily as a result of a decrease in net revenues of SOLODYN®, TRIAZ® and ZIANA®. The decrease in net revenues of SOLODYN® was primarily the result of increased reserves for returns and reserves for consumer rebates, partially offset by an increase in gross sales of SOLODYN® due to increased demand and the FDA approval of new 55mg, 80mg and 105mg strengths of SOLODYN® on August 27, 2010. The decrease in net revenues of TRIAZ® was primarily due to our early 2011 discontinuation of TRIAZ® as a result of the FDA’s requirement that, effective March 4, 2011, prescription benzoyl peroxide products that are not approved through a New Drug Application, such as TRIAZ®, not be sold as prescription products. The decrease in net revenues of ZIANA® was primarily due to a $3.9 million reserve recorded during the first quarter of 2011 related to a targeted recall of product from one lot, as a result of a notice we received during April 2011 from our contract manufacturer regarding one lot of ZIANA® that went out of specifications.
     Net revenues associated with our non-acne dermatological products increased by $18.0 million, or 52.6% during the first quarter of 2011 as compared to the first quarter of 2010, primarily due to increased sales of DYSPORT®, RESTYLANE® and VANOS®, partially offset by a decrease in sales of LOPROX®, which was negatively impacted by generic competition. RESTYLANE-L® and PERLANE-L® were launched during February 2010 following FDA approval on January 29, 2010.
     Net revenues associated with our non-dermatological products decreased by $1.9 million, or 17.1%, during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to a decrease in sales of BUPHENYL® and contract revenues.
Gross Profit
     Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the first quarter of 2011 and 2010 was approximately $5.5 million and $5.2 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
     The following table sets forth our gross profit for the first quarter of 2011 and 2010, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	First Quarter	First Quarter
	2011	2010	$ Change	% Change

Gross profit	$150.6	$150.4	$0.2	0.1%
% of net revenues	91.3%	90.9%
Selling, General and Administrative Expenses
     The following table sets forth our selling, general and administrative expenses for the first quarter of 2011 and 2010, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	First Quarter	First Quarter
	2011	2010	$ Change	% Change

Selling, general and administrative	$84.6	$72.3	$12.3	17.0%
% of net revenues	51.3%	43.7%
Share-based compensation expense included in selling, general and administrative	$6.3	$2.9	$3.4	117.2%
     Selling, general and administrative expenses increased $12.3 million, or 17.0%, during the first quarter of 2011 as compared to the first quarter of 2010, and increased as a percentage of net revenues from 43.7% during the first quarter of 2010 to 51.3% during the first quarter of 2011. Included in this increase was a $8.5 million increase in personnel expenses, including a $3.4 million increase in stock compensation expense, primarily related to the revaluation of stock appreciation rights (“SARs”) awards based on changes in the market price of our common stock, a $2.5 million increase in professional and consulting costs and an increase of $1.3 million of other selling, general and administrative costs.

Research and Development Expenses
     The following table sets forth our research and development expenses for the first quarter of 2011 and 2010 (dollar amounts in millions):

	First Quarter	First Quarter
	2011	2010	$ Change	% Change

Research and development	$14.3	$6.6	$7.7	116.7%
Charges included in research and development	$7.0	$—	$7.0	100.0%
Share-based compensation expense included in research and development	$0.4	$0.1	$0.3	300.0%
     Included in research and development expenses for the first quarter of 2011 was a $7.0 million payment to Anacor related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
     Depreciation and amortization expenses during the first quarter of 2011 were $7.3 million, as compared to $6.7 million during the first quarter of 2010, primarily due to increased depreciation expense for property and equipment.
Interest and Investment Income
     Interest and investment income during the first quarter of 2011 increased $0.1 million, or 9.8%, to $1.3 million from $1.2 million during the first quarter of 2010, due to an increase in the amount of funds available for investment during the first quarter of 2011.
Interest Expense
     Interest expense during the first quarter of 2011 and the first quarter of 2010 was $1.1 million. Our interest expense during the first quarter of 2011 and 2010 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. See Note 11 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Other Expense, net
     Other expense of $0.3 million recognized during the first quarter of 2010 represented an other-than-temporary impairment on an asset-backed security investment.
Income Tax Expense
     Our effective tax rate for continuing operations for the first quarter of 2011 was 40.1%, as compared to 38.1% for the first quarter of 2010.
Loss from Discontinued Operations, Net of Income Tax Benefit
     Loss from discontinued operations, net of income tax benefit, was $7.3 million during the first quarter of 2011, as compared to $4.6 million during the first quarter of 2010. See Note 2 in our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources
Overview
     The following table highlights selected cash flow components for the first quarter of 2011 and 2010, and selected balance sheet components as of March 31, 2011 and December 31, 2010 (dollar amounts in millions):

	First Quarter	First Quarter
	2011	2010	$ Change	% Change

Cash provided by (used in):
Operating activities	$91.2	$38.2	$53.0	138.7%
Investing activities	(9.4)	(142.0)	132.6	93.4%
Financing activities	6.5	(1.3)	7.8	600.0%

	Mar. 31, 2011	Dec. 31, 2010	$ Change	% Change

Cash, cash equivalents, and short-term investments	$775.5	$703.6	$71.9	10.2%
Working capital	638.6	628.4	10.2	1.6%
Long-term investments	32.2	21.5	10.7	49.8%
2.5% contingent convertible senior notes due 2032	169.1	169.1	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%

Working Capital
     Working capital as of March 31, 2011 and December 31, 2010, consisted of the following (dollar amounts in millions):

	Mar. 31, 2011	Dec. 31, 2010	$ Change	% Change

Cash, cash equivalents, and short-term investments	$775.5	$703.6	$71.9	10.2%
Accounts receivable, net	99.6	130.6	(31.0)	(23.7)%
Inventories, net	34.4	35.3	(0.9)	(2.5)%
Deferred tax assets, net	79.4	70.5	8.9	12.6%
Other current assets	18.1	15.2	2.9	19.1%
Assets held for sale from discontinued operations	10.1	13.1	(3.0)	(22.9)%

Total current assets	1,017.1	968.3	48.8	5.0%
Accounts payable	45.3	41.0	4.3	10.5%
Reserve for sales returns	73.8	60.7	13.1	21.6%
Accrued consumer rebate and loyalty programs	121.7	101.7	20.0	19.7%
Managed care and Medicaid reserves	49.2	49.4	(0.2)	(0.4)%
Income taxes payable	15.1	4.6	10.5	228.3%
Other current liabilities	67.5	75.2	(7.7)	(10.2)%
Liabilities held for sale from discontinued operations	5.9	7.3	(1.4)	(19.2)%

Total current liabilities	378.5	339.9	38.6	11.4%

Working capital	$638.6	$628.4	$10.2	1.6%

     We had cash, cash equivalents and short-term investments of $775.5 million and working capital of $638.6 million at March 31, 2011, as compared to $703.6 million and $628.4 million, respectively, at December 31, 2010. The increase in cash, cash equivalents and short-term investments was primarily due to the generation of $91.2 million of operating cash flow during the first quarter of 2011.
     Accounts receivable, net, decreased $31.0 million, or 23.7%, from $130.6 million at December 31, 2010 to $99.6 million at March 31, 2011. The decrease was primarily due to a $14.8 million decrease in gross sales during the month of March 2011 as compared to the month of December 2010. As our standard payment terms are 30 days, orders that occur during the last month of a quarter are typically not due for payment until after the end of the quarter. Gross sales during the month of March 2011 were $125.6 million, or 36.9% of the total gross sales for the first quarter of 2011, as compared to gross sales during the month of December 2010 of $140.4 million, or 45.1% of total gross sales for the fourth quarter of 2010. Days’ sales outstanding, calculated as accounts receivable, net, as of the end of the reporting period, divided by total gross sales for the quarter, multiplied by the number of days in the quarter, was 26 days as of March 31, 2011 as compared to 39 days as of December 31, 2010. The decrease in days’ sales outstanding was primarily due to the timing of orders placed by customers during the first quarter of 2011 as compared to the fourth quarter of 2010. Although less of the customers’ purchases during the first quarter of 2011 occurred during the last month of the quarter as compared to the last month of the fourth quarter of 2010, their total purchases for the first quarter of 2011 were consistent with previous quarters. We sell our products primarily to major wholesalers and retail chain drugstores. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We also defer the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand, and we defer the recognition of revenue of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, until our exclusive U.S. distributor, McKesson, ships these products to physicians. There has not been a significant change in inventories in the distribution channel during the quarter ended March 31, 2011.
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
     As of March 31, 2011, our short-term investments included $20.8 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During the first quarter of 2011, we liquidated $1.1 million of our auction rate floating securities at par.
Operating Activities
     Net cash provided by operating activities during the first quarter of 2011 was approximately $91.2 million, compared to cash provided by operating activities of approximately $38.2 million during the first quarter of 2010. The following is a summary of the primary components of cash provided by operating activities during the first quarter of 2011 and 2010 (in millions):

	First Quarter	First Quarter
	2011	2010

Income taxes paid	$(6.0)	$(16.8)
Payment made to Anacor related to development agreement	(7.0)	—
Decrease (increase) in accounts receivable	31.5	(15.5)
Increase (decrease) in reserve for returns	13.1	(4.3)
Increase in other current liabilities	3.1	10.5
Cash used in operating activities from discontinued operations	(5.5)	(3.9)
Other cash provided by operating activities	62.0	68.2

Cash provided by operating activities	$91.2	$38.2

Investing Activities
     Net cash used in investing activities during the first quarter of 2011 was approximately $9.4 million, compared to net cash used in investing activities during the first quarter of 2010 of $142.0 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective quarters.
Financing Activities
     Net cash provided by financing activities during the first quarter of 2011 was $6.5 million, compared to net cash used in financing activities of $1.3 million during the first quarter of 2010. Proceeds from the exercise of stock options were $9.5 million during the first quarter of 2011 compared to $0.9 million during the first quarter of 2010. Dividends paid during the first quarter of 2011 were $3.6 million, and dividends paid during the first quarter of 2010 were $2.4 million.

Contingent Convertible Senior Notes and Other Long-Term Commitments
     We have two outstanding series of Contingent Convertible Senior Notes, consisting of $169.1 million principal amount of 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”) and $0.2 million principal amount of 1.5% Contingent Convertible Senior Notes due 2033 (the “New Notes”). The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. The New Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold has not been reached and no adjustment to the conversion price has been made. On June 4, 2012 and 2017, or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2013 and 2018, or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash.
     Except for the New Notes and Old Notes, we had only $5.0 million of long-term liabilities at March 31, 2011, and we had $378.5 million of current liabilities at March 31, 2011. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
Dividends
     We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. Since July 2003, we have paid quarterly cash dividends aggregating approximately $63.5 million on our common stock. In addition, on March 22, 2011, we announced that our Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of common stock, which was paid on April 29, 2011, to our stockholders of record at the close of business on April 1, 2011. This represents a 33% increase compared to our previous $0.06 dividend. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.
Fair Value Measurements
     We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $20.8 million at March 31, 2011. These securities were included in long-term investments at March 31, 2011.
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
Off-Balance Sheet Arrangements
     As of March 31, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2010. There were no new significant accounting estimates in the first quarter of 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2010.
Items Deducted From Gross Revenue
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

     The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the three months ended March 31, 2011 and 2010 (in thousands):

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total

Balance at Dec. 31, 2010	$60,692	$582	$2,830	$1,151	$49,375	$101,678	$216,308
Actual	(12,028)	—	(7,057)	(1,274)	(25,228)	(80,623)	(126,210)
Provision	25,138	3,635	6,578	1,245	25,009	100,649	162,254

Balance at Mar. 31, 2011	$73,802	$4,217	$2,351	$1,122	$49,156	$121,704	$252,352

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total

Balance at Dec. 31, 2009	$48,062	$1,263	$2,160	$688	$47,078	$73,311	$172,562
Actual	(4,553)	—	(5,212)	(1,152)	(21,272)	(52,970)	(85,159)
Provision	207	1,298	5,417	1,612	23,158	74,241	105,933

Balance at Mar. 31, 2010	$43,716	$2,561	$2,365	$1,148	$48,964	$94,582	$193,336

     The provision for product returns was $25.1 million, or 7.4% of gross product sales, and $0.2 million, or 0.1% of gross product sales, for the three months ended March 31, 2011 and 2010, respectively. The reserve for product returns increased $13.1 million, from $60.7 million as of December 31, 2010 to $73.8 million as of March 31, 2011. The increase in the provision during the comparable periods and in the reserve during the three months ended March 31, 2011 was primarily related to additional estimated required reserves for newly-launched products.
     The provision for cash discounts was $6.6 million, or 1.9% of gross product sales, and $5.4 million, or 1.7% of gross product sales, for the three months ended March 31, 2011 and 2010, respectively. The reserve for cash discounts decreased $0.4 million, from $2.8 million as of December 31, 2010 to $2.4 million as of March 31, 2011. The increase in the provision during the comparable periods was due to an increase in gross product sales.
     The provision for managed care and Medicaid rebates was $25.0 million, or 7.4% of gross product sales, and $23.2 million, or 7.5% of gross product sales, for the three months ended March 31, 2011 and 2010, respectively. The reserve for managed care and Medicaid rebates decreased $0.2 million, from $49.4 million as of December 31, 2010 to $49.2 million as of March 31, 2011. The increase in the provision during the comparable periods was due to an increase in eligible gross product sales.

     The provision for consumer rebates and loyalty programs was $100.6 million, or 29.6% of gross product sales, and $74.2 million, or 24.0% of gross product sales, for the three months ended March 31, 2011 and 2010, respectively. The reserve for consumer rebates and loyalty programs increased $20.0 million, from $101.7 million as of December 31, 2010 to $121.7 million as of March 31, 2011. The increase in the provision during the comparable periods and in the reserve during the three months ended March 31, 2011 was primarily due to the continued growth in consumer rebate programs related to our SOLODYN®, ZIANA® RESTYLANE® and PERLANE® products.
Recent Accounting Pronouncements
     In October 2009, the FASB approved for issuance Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC 605) — Multiple — Deliverable Revenue Arrangements, a consensus of EITF 08-01, Revenue Arrangements with Multiple Deliverables. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition — Multiple Element Arrangements by providing principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. An estimated selling price method is introduced for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This updated guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The adoption of the guidance on January 1, 2011 did not have a material impact on our results of operations and financial condition.
     In March 2010, the FASB approved for issuance ASU No. 2010-17, Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The updated guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions, and is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the guidance on January 1, 2011 did not have a material impact on our results of operations and financial condition.
Forward Looking Statements
     This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	development and launch of new competitive products, including over-the-counter or generic competitor products;
•	the ability to compete against generic and other branded products;
•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;

•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;
•	the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products;
•	changes in our product mix;
•	the anticipated size of the markets and demand for our products;
•	changes in prescription levels;
•	the impact of acquisitions, divestitures and other significant corporate transactions, including the disposition of LipoSonix;
•	the effect of economic changes generally and in hurricane-affected areas;
•	manufacturing or supply interruptions;
•	importation of other dermal filler or botulinum toxin products, including the unauthorized distribution of products approved in countries neighboring the U.S.;
•	changes in the prescribing or procedural practices of dermatologists and/or plastic surgeons, including prescription levels;
•	the ability to successfully market both new products and existing products;
•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;
•	the availability of product supply or changes in the cost of raw materials;
•	trends toward managed care and health care cost containment, including health care initiatives and other third-party cost-containment pressures that could impose financial burdens or cause us to sell our products at lower prices, resulting in decreased revenues;
•	inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;
•	possible introduction of generic versions of our products, including SOLODYN®;
•	possible federal and/or state legislation or regulatory action affecting, among other things, the Company’s ability to enter into agreements with companies introducing generic versions of the Company’s products as well as pharmaceutical pricing, federal pharmaceutical contracts, mandatory discounts, and reimbursement, including under Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;
•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Note 16 in our accompanying condensed consolidated financial statements and Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;
•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;
•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;
•	access to available and feasible financing on a timely basis;
•	the availability of product acquisition or in-licensing opportunities;
•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;
•	the risks and uncertainties associated with obtaining necessary FDA approvals;
•	the inability to obtain required regulatory approvals for any of our pipeline products;
•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;
•	decreases in revenues associated with the Company’s early 2011 discontinuation of TRIAZ® and decision to no longer promote PLEXION®;
•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products, and our ability to accurately forecast our financial performance as a result;
•	failure to comply with our corporate integrity agreement, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and
•	the inability to successfully integrate newly-acquired entities.
     We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2010, and this Quarterly Report contain discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2011, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     During the three months ended March 31, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Teva-Barr SOLODYN® Litigation
     On November 20, 2009, we received a Paragraph IV Patent Certification from Barr Laboratories, Inc. (“Barr”), advising that Barr had filed a supplement to an earlier filed ANDA assigned ANDA number 65-485 with the FDA for generic versions of SOLODYN® in 65mg and 115mg strengths. Barr has not advised us as to the timing or status of the FDA’s review of its filing, or whether Barr has complied with FDA requirements for proving bioequivalence. Barr’s Paragraph IV Patent Certification alleges that our U.S. patent No. 5,908,838 (the “‘838 Patent”) is invalid, unenforceable and/or will not be infringed by Barr’s manufacture, use, sale and/or importation of the products for which the supplement was submitted. On December 28, 2009, we filed suit against Barr and Teva Pharmaceuticals USA, Inc., (collectively “Teva”) in the United States District Court for the District of Maryland seeking an adjudication that Teva has infringed one or more claims of the ‘838 Patent by submitting to the FDA the supplement to its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. The relief we requested includes a request for a permanent injunction preventing Teva from infringing the ‘838 Patent by selling generic versions of SOLODYN® in 65mg and 115mg strengths. As a result of the filing of the suit, we believe that the supplement to the ANDA cannot be approved by the FDA until after the expiration of the 30-month stay period or a court decision that the patent is invalid or not infringed.
     On July 9, 2010, we amended our complaint against Teva in the United States District Court for the District of Maryland relating to Barr’s filing of its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. We amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 of the ’838 Patent included in an Ex parte Reexamination Certificate we received from the U.S. Patent and Trademark Office (“USPTO”) on June 1, 2010 in connection with a reexamination of the ’838 Patent by the USPTO at the request of a third party. The complaint seeks an adjudication that Barr has infringed one or more claims of the ’838 Patent, including the new claims, by submitting the ANDA, and amendments or supplements thereto, to the FDA.
     On October 18, 2010, we amended our complaint against Teva in the United States District Court for the District of Maryland relating to Barr’s filing of its ANDA for generic versions of SOLODYN® in 65mg and 115mg strengths. We amended the complaint to allege that Teva has infringed one or more claims of our U.S. Patent No. 7,790,705 (the “’705 Patent”) by submitting its ANDA, and amendments or supplements thereto, to the FDA to obtain approval for the commercial manufacture, use, offer for sale, sale, or distribution in and/or importation into the United States of its generic versions of SOLODYN® before the expiration of the ’705 Patent.
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
     Pursuant to the Teva Settlement Agreement, the companies agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Teva confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Teva’s activities relating to Teva’s generic SOLODYN® products under ANDA No. 65-485 and any amendments and supplements thereto. Teva also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above. The United States District Court for the District of Maryland subsequently entered a permanent injunction against any infringement by Teva.
Lupin SOLODYN® Litigation
     On October 8, 2009, we received a Paragraph IV Patent Certification from Lupin Ltd. (“Lupin”) advising that Lupin had filed an ANDA with the FDA for generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths. Lupin did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that our ‘838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that our U.S. Patent Nos. 7,541,347, (the “’347 Patent”) and 7,544,373 (the “’373 Patent”) are not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which its ANDA was submitted. On November 17, 2009, we filed suit against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent by submitting to the FDA its ANDA for generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths. The relief we requested includes a request for a permanent injunction preventing Lupin from infringing the ‘838 Patent by selling generic versions of SOLODYN®. As a result of the filing of the suit, we believe that the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.
     On November 24, 2009, we received a Paragraph IV Patent Certification from Lupin, advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for a generic version of SOLODYN® in 65mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that our ‘838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that our ’347 Patent or ’373 Patent is not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.
     On December 23, 2009, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for a generic version of SOLODYN® in 115mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the ‘838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ’347 Patent and ’373 Patent are not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 28, 2009, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent by submitting its supplement or amendment to its ANDA for a generic version of SOLODYN® in 65mg strength. On February 2, 2010, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent by submitting its supplement or amendment to its earlier filed ANDA for a generic version of SOLODYN® in 115mg strength.
     On July 1, 2010, we amended our complaint against Lupin in the United States District Court for the District of Maryland relating to Lupin’s filing of its ANDA, and amendments or supplements thereto, for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. We amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 of the ’838 Patent included in an Ex Parte Reexamination Certificate we received from the USPTO on June 1, 2010 in connection with a reexamination of the ’838 Patent by the USPTO a the request of a third party. The complaint seeks an adjudication that Lupin has infringed one or more claims of the ’838 Patent, including the new claims, by submitting the ANDA, and amendments or supplements thereto, to the FDA.
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
     On December 3, 2010, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for generic versions of SOLODYN® in 55mg and 80mg strengths. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the ‘838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ’705 Patent will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patents are invalid or not infringed. On January 10, 2011, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent and the ’705 Patent by filing the supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 for generic versions of SOLODYN® in 55mg and 80mg strengths.
     On January 24, 2011, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for a generic version of SOLODYN® in 105mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the ‘838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ’705 Patent will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patents are invalid or not infringed. On March 2, 2011, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent and the ’705 Patent by filing the supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 for generic versions of SOLODYN® in 105mg strength.
     On February 2, 2011, the Maryland Court issued an Order staying the litigation through and including April 1, 2011, to permit us and Lupin to discuss settlement of the litigation. On March 24, 2011, we and Lupin jointly requested that the Court extend the stay for an additional period through and including May 16, 2011, which was subsequently approved by the Court.
     On April 19, 2011, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for generic versions of SOLODYN® in 45mg, 55mg, 65mg, 80mg, 90mg, 105mg, 115mg and 135 mg strengths. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the Company’s newly issued U.S. Patent No. 7,919,483 (the “’483 Patent”), which was issued to the Company by the USPTO on April 5, 2011, will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. The expiration date for the ’483 Patent is in February 2027. We are evaluating the details of Lupin’s certification letter and considering our options. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.

Aurobindo SOLODYN® Litigation
     On October 26, 2010, we received a Paragraph IV Patent Certification from Aurobindo Pharma Limited (“Aurobindo Pharma”) advising that Aurobindo Pharma had filed an ANDA with the FDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Aurobindo Pharma has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Aurobindo Pharma’s Paragraph IV Patent Certification alleges that the ‘838 Patent is invalid. Aurobindo Pharma’s Paragraph IV Patent Certification also alleges that the ’347 Patent, ’373 Patent and ’705 Patent are not infringed by Aurobindo Pharma’s manufacture, importation, use, sale and/or offer for sale of the products for which the ANDA was submitted.
     On December 3, 2010, we filed suit against Aurobindo Pharma and Aurobindo Pharma USA, Inc. (together, “Aurobindo”) in the United States District Court for the District of Delaware. On December 6, 2010, we also filed suit against Aurobindo in the United States District Court for the District of New Jersey. The suits seek an adjudication that Aurobindo has infringed one or more claims of the ‘838 Patent and the ’705 Patent by submitting to the FDA an ANDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. The relief we requested includes a request for a permanent injunction preventing Aurobindo from infringing the asserted claims of the ‘838 Patent and the ’705 Patent by engaging in the manufacture, use, importation, offer to sell, sale or distribution of generic versions of SOLODYN® before the expiration of the patents.
Nycomed VANOS® Litigation
     On April 7, 2010, we received a Paragraph IV Patent Certification from Nycomed US Inc. advising that Nycomed US Inc. had filed an ANDA with the FDA for a generic version of VANOS®. Nycomed US Inc. has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Nycomed US Inc.’s Paragraph IV Patent Certification alleges that our U.S. Patent Nos. 6,765,001 (the “’001 Patent”) and 7,220,424 (the “’424 Patent”) will not be infringed by Nycomed US Inc.’s manufacture, use, sale, offer for sale or importation of the product for which the ANDA was submitted.
     On May 19, 2010, we filed suit against Nycomed US Inc. and Nycomed GmbH (together, “Nycomed”) in the United States District Court for the Southern District of New York and the United States District Court for the District of Delaware seeking an adjudication that Nycomed has infringed one or more claims of our ’001 Patent, ’424 Patent and U.S. Patent No. 7,217,422 (the “’422 Patent”) by submitting the ANDA to the FDA. The relief we requested includes a request for a permanent injunction preventing Nycomed from infringing the patents by selling a generic version of VANOS® prior to the expiration of the asserted patents. On August 3, 2010, Nycomed responded in the New York action by filing an answer, affirmative defenses, and counterclaims alleging that the patents-in-suit are invalid, unenforceable, and will not be infringed by Nycomed’s proposed generic version of VANOS®, and a motion to dismiss certain claims related to the patents-in-suit. On August 3, 2010, Nycomed responded in the Delaware action by filing a motion to transfer the Delaware action to New York and a motion to dismiss certain claims related to the patents-in-suit. We responded to Nycomed’s motions and pleadings on December 15, 2010.
     On December 23, 2010, Nycomed filed an amended answer and counterclaims in the New York action alleging only invalidity and noninfringement of the patents-in-suit. On January 14, 2011, we filed an answer to Nycomed’s amended counterclaims in the New York action denying that any of the asserted patents are invalid or not infringed. On January 19, 2011 and January 24, 2011, the New York court endorsed the parties’ stipulations withdrawing all pending motions. On March 11, 2011, the New York court held a case management conference and informed the parties that the case was being reassigned. A new scheduling conference has been set for May 20, 2011.
     On January 19, 2011, the Delaware court endorsed the parties’ stipulation withdrawing Nycomed’s pending motion to dismiss and ordering Nycomed to answer or otherwise respond to the complaint. On February 2, 2011, Nycomed filed an answer with affirmative defenses alleging that the patents are invalid, unenforceable, and will not be infringed by Nycomed’s proposed generic version of VANOS®. On March 31, 2011, the Delaware Court granted Nycomed’s motion to transfer the Delaware action to New York.
     On December 15, 2010, we filed a new complaint for patent infringement against Nycomed US Inc. in the United States District Court for the District of Delaware. Our new complaint seeks an adjudication that Nycomed US’s filing of its ANDA for fluocinonide cream 0.1% infringes one or more claims of our U.S. Patent No. 7,794,738

(the “’738 Patent”). On February 15, 2011, Nycomed responded by filing a motion to transfer the new Delaware action to New York, as well as a motion to dismiss for failure to state a claim and lack of subject matter jurisdiction. Medicis opposed both motions on March 4, 2011, and Nycomed replied on April 12, 2011. Nycomed’s motions are currently pending.
Stiefel VELTIN™ Litigation
     On July 28, 2010, we filed suit against Stiefel Laboratories, Inc., a subsidiary of GlaxoSmithKline plc (“Stiefel”), in the United States District Court for the Western District of Texas — San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel, which was approved by the FDA in 2010, will infringe one or more claims of our U.S. Patent No. RE41,134 (the “’134 Patent”) covering our product ZIANA® Gel, a prescription topical gel indicated for the treatment of acne that was approved by the FDA in November 2006. The ’134 Patent is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and expires in February 2015. We have rights to the ’134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief we requested in the lawsuit includes a request for a permanent injunction preventing Stiefel from infringing the ’134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the ’134 Patent, including such activities relating to VELTIN™, and from inducing or contributing to any such activities. On October 8, 2010, we and the owner of the ’134 Patent filed a motion for a Preliminary Injunction seeking to enjoin sales of VELTIN™. The motion for Preliminary Injunction remains pending.
Actavis ZIANA® Litigation
     On March 30, 2011, we received a Paragraph IV Patent Certification from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis has not advised us as to the timing or status of the FDA’s review of its filing, or whether Actavis has complied with FDA requirements for proving bioequivalence. Actavis’ Paragraph IV Patent Certification alleges that the Company’s U.S. Patent Nos. RE41,134 (the “’134 Patent”) and 6,387,383 (the “’383 Patent”) will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted. The expiration date for the ’134 Patent is in 2015, and the expiration date for the ’383 Patent is in 2020. We are currently evaluating the details of Actavis’ certification letter and considering our options.
Acella TRIAZ® Litigation
     On August 19, 2010, we filed suit against Acella Pharmaceuticals, Inc. (“Acella”) in the United States District Court for the District of Arizona based on Acella’s manufacture and offer for sale of benzoyl peroxide foaming cloths which we believe infringe one or more claims of our U.S. Patent No. 7,776,355 (the “’355 Patent”) covering certain of our products, including TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths indicated for the topical treatment of acne vulgaris. The ’355 Patent was issued to us by the USPTO on August 17, 2010 and expires in June 2026. The relief we requested in the lawsuit includes a request for a Permanent Injunction preventing Acella from infringing the ’355 Patent by engaging in the manufacture, use, importation, offer to sell, or sale of any products covered by the ’355 Patent, including Acella’s benzoyl peroxide foaming cloths, and from inducing or contributing to any such activities. Acella filed with the USPTO a request for ex parte reexamination of the ’355 Patent, and filed with the Court a request that the litigation be stayed for the duration of the reexamination. Both the request for reexamination and the request for a stay were initially denied. Acella resubmitted its request for reexamination to the USPTO, which was granted on December 15, 2010. Acella again requested that the case be stayed pending reexamination, and the Court again denied Acella’s request. We filed a motion for a Preliminary Injunction on December 10, 2010. The hearing on the Preliminary Injunction motion was to be combined with a “Markman Hearing” that was also scheduled for February 23, 2011. At a Markman Hearing, a court determines the scope of the patent’s claims. The Court held only the Markman Hearing on February 23, 2011, and deferred the hearing on the Preliminary Injunction motion until March 29, 2011. At the Markman Hearing, the Court determined the scope of the patent’s claims. Due to the need to postpone the March 29, 2011 hearing on the Preliminary Injunction due to scheduled conflicts, we withdrew our motion for a Preliminary Injunction in favor of a motion for an expedited trial. The case is now set for trial in January 2012.
     The information set forth under “Legal Matters” in Note 16 in the notes to the condensed consolidated financial statements, included in Part I, Item I of this Report, is incorporated herein by reference. The pending proceedings described in this section and in “Legal Matters” in Note 16 in the notes to the condensed consolidated financial statements included in Part I, Item I of this Report involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.
Item 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
     There are no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

Exhibit 10.1+*	Settlement Agreement, dated as of February 24, 2011, between the Company and Barr Laboratories, Inc. (a wholly owned subsidiary of Teva Pharmaceuticals USA, Inc.)

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101++**	The following financial information from Medicis Pharmaceutical Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income for each of the three-month periods ended March 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2011 and 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: May 10, 2011	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)