Form 10-Q
period 2011-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2011-08-09
CIK 859368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2011

Class A Common Stock $.014 Par Value	63,358,951 (a) (a) includes 2,046,565 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Page
PART I. FINANCIAL INFORMATION

Item 1 Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3 Quantitative and Qualitative Disclosures About Market Risk	49

Item 4 Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	50

Item 1A Risk Factors	55

Item 6 Exhibits	56

SIGNATURES	57
EX-10.1
EX-10.2
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,201	$218,362
Short-term investments	655,555	485,192
Accounts receivable, net	166,399	130,622
Inventories, net	30,829	35,282
Deferred tax assets, net	24,602	70,461
Other current assets	19,264	15,268
Assets held for sale from discontinued operations	10,248	13,127

Total current assets	1,057,098	968,314

Property and equipment, net	23,683	24,435
Net intangible assets	197,283	195,308
Goodwill	92,398	92,398
Deferred tax assets, net	95,516	36,898
Long-term investments	22,379	21,480
Other assets	2,991	2,991

	$1,491,348	$1,341,824

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Liabilities
Current liabilities:
Accounts payable	$45,393	$41,015
Current portion of contingent convertible senior notes	169,145	—
Reserve for sales returns	78,220	60,692
Accrued consumer rebates and loyalty programs	124,922	101,678
Managed care and Medicaid reserves	51,239	49,375
Income taxes payable	—	4,628
Other current liabilities	73,764	75,228
Liabilities held for sale from discontinued operations	7,172	7,276

Total current liabilities	549,855	339,892

Long-term liabilities:
Contingent convertible senior notes	181	169,326
Other liabilities	38,982	5,084

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; issued and outstanding: none	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 74,272,334 and 71,863,191 at June 30, 2011 and December 31, 2010, respectively	1,023	995
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	778,120	715,651
Accumulated other comprehensive loss	(23,298)	(2,149)
Accumulated earnings	498,907	460,716
Less: Treasury stock, 13,059,002 and 12,897,610 shares at cost at June 30, 2011 and December 31, 2010, respectively	(352,422)	(347,691)

Total stockholders’ equity	902,330	827,522

	$1,491,348	$1,341,824

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net product revenues	$189,819	$171,734	$353,715	$335,326
Net contract revenues	1,008	1,862	2,025	3,812

Net revenues	190,827	173,596	355,740	339,138

Cost of product revenues (1)	18,237	16,330	32,568	31,437

Gross profit	172,590	157,266	323,172	307,701

Operating expenses:
Selling, general and administrative (2)	90,393	77,091	175,023	149,375
Research and development (3)	15,195	7,420	29,468	13,979
Depreciation and amortization	7,110	6,916	14,434	13,649

Operating income	59,892	65,839	104,247	130,698

Interest and investment income	(1,238)	(780)	(2,512)	(1,940)
Interest expense	1,141	1,061	2,199	2,119
Other expense, net	—	(2)	—	257

Income from continuing operations before income tax expense	59,989	65,560	104,560	130,262

Income tax expense	25,477	24,632	43,363	49,316

Net income from continuing operations	34,512	40,928	61,197	80,946

Loss from discontinued operations, net of income tax benefit	5,729	4,428	13,054	9,078

Net income	$28,783	$36,500	$48,143	$71,868

Basic net income per share — continuing operations	$0.55	$0.68	$0.99	$1.35

Basic net loss per share — discontinued operations	$(0.09)	$(0.08)	$(0.22)	$(0.16)

Basic net income per share	$0.46	$0.61	$0.78	$1.19

Diluted net income per share — continuing operations	$0.51	$0.62	$0.91	$1.24

Diluted net loss per share — discontinued operations	$(0.09)	$(0.08)	$(0.22)	$(0.16)

Diluted net income per share	$0.43	$0.56	$0.72	$1.10

Cash dividend declared per common share	$0.08	$0.06	$0.16	$0.12

Common shares used in calculating:
Basic net income per share	60,308	58,271	59,719	58,161

Diluted net income per share	67,140	64,395	66,347	64,294

(1) amounts exclude amortization of intangible assets related to acquired products	$5,266	$5,184	$10,718	$10,368
(2) amounts include share-based compensation expense	$8,705	$2,070	$14,989	$4,957
(3) amounts include share-based compensation expense	$615	$44	$1,020	$100
See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010

Operating Activities:
Net income	$48,143	$71,868
Loss from discontinued operations, net of income tax benefit	13,054	9,078

Net income from continuing operations	61,197	80,946

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	14,434	13,649
Amortization of prior service costs, supplemental executive retirement plan	400	—
Adjustment of impairment of available-for-sale investments	—	260
(Gain) loss on sale of available-for-sale investments, net	(27)	750
Share-based compensation expense	16,009	5,057
Deferred income tax (benefit) expense	(877)	7,099
Tax benefit (expense) from exercise of stock options and vesting of restricted stock awards	1,864	(269)
Excess tax benefits from share-based payment arrangements	(2,872)	(320)
Increase in provision for sales discounts and chargebacks	1,163	1,031
Accretion of premium on investments	2,604	1,811
Changes in operating assets and liabilities:
Accounts receivable	(36,940)	(42,849)
Inventories	4,453	(10,413)
Other current assets	(3,995)	(3,810)
Accounts payable	4,378	14,972
Reserve for sales returns	17,528	1,131
Accrued consumer rebates and loyalty programs	23,244	17,053
Managed care and Medicaid reserves	1,863	(2,668)
Income taxes payable	(4,628)	(13,923)
Other current liabilities	(17,338)	(2,282)
Other liabilities	128	(1,958)

Net cash provided by operating activities from continuing operations	82,588	65,267

Net cash used in operating activities from discontinued operations	(9,978)	(5,274)

Net cash provided by operating activities	72,610	59,993

Investing Activities:
Purchase of property and equipment	(2,834)	(3,922)
Payments for purchase of product rights	(12,824)	768
Purchase of available-for-sale investments	(474,810)	(273,402)
Sale of available-for-sale investments	112,379	41,238
Maturity of available-for-sale investments	188,865	69,515

Net cash used in investing activities from continuing operations	(189,224)	(165,803)

Net cash used in investing activities from discontinued operations	—	(577)

Net cash used in investing activities	(189,224)	(166,380)

Financing Activities:
Payment of dividends	(8,535)	(5,993)
Excess tax benefits from share-based payment arrangements	2,872	320
Proceeds from the exercise of stock options	54,049	2,206

Net cash provided by (used in) financing activities	48,386	(3,467)

Effect of exchange rate on cash and cash equivalents	67	(34)

Net decrease in cash and cash equivalents	(68,161)	(109,888)
Cash and cash equivalents at beginning of period	218,362	207,941

Cash and cash equivalents at end of period	$150,201	$98,053

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
          The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 13 branded products. Its primary brands are DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, VANOS® and ZIANA®. Medicis entered the non-invasive body contouring market with its acquisition of LipoSonix in July 2008. Beginning in the first quarter of 2011, the Company classifies the LipoSonix business as a discontinued operation for financial statement reporting purposes. See Note 2.
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
          Intangible assets and property and equipment related to LipoSonix were determined to be impaired as of December 31, 2010, based on the Company’s analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $7.7 million related to LipoSonix intangible assets and $2.1 million related to LipoSonix property and equipment during the three months ended December 31, 2010. The write-down of intangible assets and property and equipment related to LipoSonix represented the full carrying value of the respective assets as of December 31, 2010. Therefore, no depreciation or amortization expense was recognized during the six months ended June 30, 2011 related to the discontinued operations, as the long-lived assets of the discontinued operations were written down to $0 as of December 31, 2010.

          The following is a summary of loss from discontinued operations, net of income tax benefit, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net revenues	$200	$448	$356	$1,397
Cost of revenues	82	196	2,456	846

Gross profit	118	252	(2,100)	551

Operating expenses:
Selling, general and administrative	5,731	3,782	11,594	7,542
Research and development	3,302	3,091	6,648	6,601
Depreciation and amortization	—	323	—	643

Loss from discontinued operations
before income tax benefit	(8,915)	(6,944)	(20,342)	(14,235)

Income tax benefit	(3,186)	(2,516)	(7,288)	(5,157)

Loss from discontinued operations,
net of income tax benefit	$(5,729)	$(4,428)	$(13,054)	$(9,078)

          The Company includes only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no interest expense or general corporate overhead costs have been allocated to the LipoSonix discontinued operations. Included in cost of revenues for the six months ended June 30, 2011 was a $1.9 million charge related to an increase in the valuation reserve for LipoSonix inventory that is not expected to be sold.
          The following is a summary of assets and liabilities held for sale associated with the LipoSonix discontinued operations as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$878	$629
Accounts receivable, net	83	129
Inventories, net	3,815	4,495
Deferred tax assets, net	5,191	7,328
Other assets	281	546

Assets held for sale from discontinued operations	$10,248	$13,127

Accounts payable	$2,228	$1,802
Other liabilities	4,944	5,474

Liabilities held for sale from discontinued operations	$7,172	$7,276

          The following is a summary of net cash used in operating activities from discontinued operations for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30,	June 30,
	2011	2010

Loss from discontinued operations, net of income tax benefit	$(13,054)	$(9,078)
Depreciation and amortization	—	643
Share-based compensation expense	1,795	327
Decrease in assets held for sale from discontinued operations	2,879	3,563
Decrease in liabilities held for sale from discontinued operations	(1,598)	(729)

Net cash used in operating activities from discontinued operations	$(9,978)	$(5,274)

          Net cash used in investing activities from discontinued operations of $0.6 million for the six months ended June 30, 2010 represents purchases of property and equipment.
3. SHARE-BASED COMPENSATION
          At June 30, 2011, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards.
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
          The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2011, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2011, was approximately $1.5 million and the related weighted average period over which it is expected to be recognized is approximately 2.6 years. All of the unrecognized compensation cost related to stock option awards relates to continuing operations.
          A summary of stock option activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2011, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Balance at December 31, 2010	6,491,353	$30.01

Granted	79,933	$34.30
Exercised	(1,984,481)	$27.64
Terminated/expired	(80,705)	$36.82

Balance at June 30, 2011	4,506,100	$31.01	2.7	$32,807,450

          The intrinsic value of options exercised during the six months ended June 30, 2011 was $16,015,062. Options exercisable under the Company’s share-based compensation plans at June 30, 2011 were 4,352,288, with a weighted average exercise price of $31.18, a weighted average remaining contractual term of 2.6 years, and an aggregate intrinsic value of $30,957,994.
          A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of June 30, 2011, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Outstanding, net of expected forfeitures	4,238,744	$31.19	2.7	$30,085,482
Exercisable, net of expected forfeitures	4,124,910	$31.27	2.6	$28,950,668
          The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
	June 30, 2011	June 30, 2010

Expected dividend yield	0.77% to 0.88%	1.02% to 1.06%
Expected stock price volatility	0.33	0.33
Risk-free interest rate	2.47% to 2.81%	2.82% to 3.04%
Expected life of options	7.0 Years	7.0 Years
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
          The weighted average fair value of stock options granted during the six months ended June 30, 2011 and 2010, was $12.25 and $8.28, respectively.
Restricted Stock Awards
          The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. As of June 30, 2011, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2011, was approximately $40.7 million, and the related weighted average period over which it is expected to be recognized is approximately 3.4 years. Included in the $40.7 million of total unrecognized compensation cost related to nonvested restricted stock awards is $2.6 million related to discontinued operations.

          A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2011, is as follows:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2010	1,794,445	$17.94

Granted	757,310	$31.47
Vested	(445,912)	$19.11
Forfeited	(25,373)	$23.96

Nonvested at June 30, 2011	2,080,470	$22.54

          The total fair value of restricted shares vested during the six months ended June 30, 2011 and 2010 was approximately $8.5 million and $6.6 million, respectively.
Stock Appreciation Rights
          During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SAR is expensed over the service period of the employee receiving the grant, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. As of June 30, 2011, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to June 30, 2011, based on the remeasurement at June 30, 2011, was approximately $42.1 million, and the related weighted average period over which it is expected to be recognized is approximately 3.2 years. Included in the $42.1 million of total measured unrecognized compensation cost related to outstanding SARs is $5.3 million related to discontinued operations.
          The fair value of each SAR was estimated on the date of the grant, and was remeasured at quarter-end, using the Black-Scholes option pricing model with the following assumptions:

	SARs Granted During	SARs Granted During
	the	the	Remeasurement
	Six Months Ended	Six Months Ended	as of
	June 30, 2011	June 30, 2010	June 30, 2011

Expected dividend yield	0.87%	0.95% to 1.06%	0.84%
Expected stock price volatility	0.32	0.32 to 0.33	0.31
Risk-free interest rate	3.12%	3.04% to 3.07%	1.76% to 2.50%
Expected life of SARs	7.0 Years	7.0 Years	4.7 to 6.6 Years
          The weighted average fair value of SARs granted during the six months ended June 30, 2011 and 2010, as of the respective grant dates, was $9.90 and $8.14, respectively. The weighted average fair value of all SARs outstanding as of the remeasurement date of June 30, 2011 was $22.40.

          A summary of SARs activity for the six months ended June 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of SARs	Price	Term	Value

Balance at December 31, 2010	3,030,142	$16.99

Granted	64,135	$27.56
Exercised	(272,120)	$15.48
Terminated/expired	(166,185)	$15.99

Balance at June 30, 2011	2,655,972	$17.46	5.2	$54,994,411

          The intrinsic value of SARs exercised during the six months ended June 30, 2011 was $4,937,860.
          As of June 30, 2011, 88,455 SARs were exercisable, with a weighted average exercise price of $14.69, a weighted average remaining contractual term of 4.7 years, and an aggregate intrinsic value of $1,911,063.
          Total share-based compensation expense related to continuing operations recognized during the three months and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Stock options	$234	$385	$484	$838
Restricted stock awards	3,197	1,291	5,799	3,176
Stock appreciation rights	5,889	438	9,726	1,043

Total share-based compensation expense	$9,320	$2,114	$16,009	$5,057

4. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
          On June 24, 2011, the Company’s Compensation Committee adopted the Medicis Pharmaceutical Supplemental Executive Retirement Plan (the “SERP”), a non-qualified, noncontributory, defined benefit pension plan that provides supplemental retirement income for a select group of officers, including the Company’s named executive officers. The SERP is effective as of June 1, 2011. Retirement benefits are based on a SERP participant’s years of service and average earnings (base salary plus cash bonus or incentive payments) during any three calendar years of service (regardless of whether the years are consecutive), beginning with the 2009 calendar year.
          A SERP participant vests in 1/6th of his or her retirement benefit per plan year, effective as of the first day of the plan year, and becomes fully vested in his or her accrued retirement benefit upon (1) the participant’s normal retirement date, provided that the participant has at least fifteen years of service with the Company and is employed by the Company on such date, (2) the participant’s separation from service due to a discharge without “cause” or resignation for “good reason” (as such terms are defined in the participant’s employment agreement, or in the absence of such employment agreement or definitions, in the Company’s Executive Retention Plan), or (3) a “change in control” of the Company. A SERP participant accrues his or her retirement benefit based on (x) the participant’s number of years of service with the Company (including prior years of service), divided by (y) the number of years designated for such participant’s tier (which ranges from five to twenty years).
          Participants in the SERP received credit for prior service with the Company. The prior service accrued benefit of approximately $33.8 million was recorded as other comprehensive income within stockholders’ equity, and is amortized as compensation expense over the remaining service years of each participant. Amortization of prior service costs recognized as compensation expense during the three months ended June 30, 2011, was approximately $0.4 million, representing one month of amortization. The Company also established a deferred tax asset of approximately $12.0 million, the benefit of which was also recorded in other comprehensive income.
          No investments were held by the Company related to the SERP as of June 30, 2011.
5. SHORT-TERM AND LONG-TERM INVESTMENTS
          The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At June 30, 2011, the Company has recorded the estimated fair value of available-for-sale securities in short-term and long-term investments of approximately $655.6 million and $22.4 million, respectively.
          Available-for-sale securities consist of the following at June 30, 2011 (in thousands):

	June 30, 2011
				Other-Than-
		Gross	Gross	Temporary
		Unrealized	Unrealized	Impairment	Fair
	Cost	Gains	Losses	Losses	Value

Corporate notes and bonds	$360,758	$474	$(128)	$—	$361,104
Federal agency notes and bonds	251,136	769	(8)	—	251,897
Auction rate floating securities	26,575	—	(6,691)	—	19,884
Asset-backed securities	45,011	38	—	—	45,049

Total securities	$683,480	$1,281	$(6,827)	$—	$677,934

          During the three and six months ended June 30, 2011, there were no significant gross realized gains and losses on sales of available-for-sale securities. Gross unrealized gains and losses are determined based on the specific identification method. The net adjustment to unrealized losses during the six months ended June 30, 2011, on available-for-sale securities included in stockholders’ equity totaled $0.2 million. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2011, by maturity, are shown below (in thousands):

	June 30, 2011
		Estimated
	Cost	Fair Value

Available-for-sale
Due in one year or less	$327,303	$327,965
Due after one year through five years	329,602	330,085
Due after 10 years	26,575	19,884

	$683,480	$677,934

          Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At June 30, 2011, approximately $22.4 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.
          As of June 30, 2011, the Company’s investments included auction rate floating securities with a fair value of $19.9 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets from 2008 through the first half of 2011 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.
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
          The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 (in thousands):

	Less Than 12 Months		Greater Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Corporate notes and bonds	$79,304	$128	$—	$—
Federal agency notes and bonds	18,892	8	—	—
Auction rate floating securities	—	—	19,884	6,691
Asset-backed securities	1,790	—	—	—

Total securities	$99,986	$136	$19,884	$6,691

          As of June 30, 2011, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.
6. FAIR VALUE MEASUREMENTS
          As of June 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities.

          The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 5). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of June 30, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.
          The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at June 30, 2011, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Corporate notes and bonds	$361,104	$361,104	$—	$—
Federal agency notes and bonds	251,897	251,897	—	—
Auction rate floating securities	19,884	—	—	19,884
Asset-backed securities	45,049	45,049	—	—

Total assets measured at fair value	$677,934	$658,050	$—	$19,884

          The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 (in thousands):

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Auction Rate
Floating
Securities

Balance at March 31, 2011	$20,772
Transfers to (from) Level 3	—
Total gains (losses) included in other (income) expense, net	—
Total gains included in other comprehensive income	12
Purchases	—
Settlements	(900)

Balance at June 30, 2011	$19,884

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Auction Rate
Floating
Securities

Balance at December 31, 2010	$21,480
Transfers to (from) Level 3	—
Total gains (losses) included in other (income) expense, net	—
Total gains included in other comprehensive income	404
Purchases	—
Settlements	(2,000)

Balance at June 30, 2011	$19,884

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
          Research and development expense for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Ongoing research and development costs	$7,080	$7,376	$13,948	$13,879
Payments related to strategic collaborations	7,500	—	14,500	—
Share-based compensation expense	615	44	1,020	100

Total research and development	$15,195	$7,420	$29,468	$13,979

8. STRATEGIC COLLABORATIONS
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
          During the three months ended December 31, 2010 and June 30, 2011, development milestones were achieved, and the Company made a $10.0 million and a $5.5 million payment, respectively, pursuant to the agreements. The initial $5.0 million payment, the $10.0 million milestone payment and the $5.5 million milestone payment were recognized as research and development expense during the three months ended September 30, 2010, December 31, 2010 and June 30, 2011, respectively.
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
9. SEGMENT AND PRODUCT INFORMATION
          The Company operates in one business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. The acne and acne-related dermatological product lines include SOLODYN® and ZIANA®. During early 2011, the Company discontinued its TRIAZ® branded products and decided to no longer promote its PLEXION® branded products. The non-acne dermatological product lines include DYSPORT®, LOPROX®,

PERLANE®, RESTYLANE® and VANOS®. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generics.
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
          Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Acne and acne-related dermatological products	$123,130	$124,763	$226,592	$244,976
Non-acne dermatological products	57,719	41,017	109,940	75,269
Non-dermatological products	9,978	7,816	19,208	18,893

Total net revenues	$190,827	$173,596	$355,740	$339,138

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Acne and acne-related dermatological products	65%	72%	64%	72%
Non-acne dermatological products	30	24	31	22
Non-dermatological products	5	4	5	6

Total net revenues	100%	100%	100%	100%

10. INVENTORIES
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
          Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of June 30, 2011 and December 31, 2010, there were no costs capitalized into inventory for products that had not yet received regulatory approval.

          Inventories are as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$12,103	$15,801
Work-in-process	3,370	3,236
Finished goods	19,930	24,838
Valuation reserve	(4,574)	(8,593)

Total inventories	$30,829	$35,282

11. OTHER CURRENT LIABILITIES
          Other current liabilities are as follows (in thousands):

	June 30, 2011	December 31, 2010
Accrued incentives, including SARs liability	$33,346	$33,923
Deferred revenue	13,799	16,422
Other accrued expenses	26,619	24,883

	$73,764	$75,228

          Deferred revenue is comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred revenue — aesthetics products, net of cost of revenue	$9,802	$10,334
Deferred contract revenue	1,467	3,014
Deferred revenue — sales into distribution channel in excess of eight weeks of projected demand	2,441	582
Other deferred revenue	89	2,492

	$13,799	$16,422

          The Company defers revenue, and the related cost of revenue, of its aesthetics products, including DYSPORT®, PERLANE® and RESTYLANE®, until its exclusive U.S. distributor ships the product to physicians. Deferred contract revenue primarily relates to the Company’s strategic collaboration with Hyperion Therapeutics, Inc. The Company also defers the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand.
12. CONTINGENT CONVERTIBLE SENIOR NOTES
          In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. Contingent interest of $0.1 million was payable at June 30, 2011. No contingent interest related to the Old Notes was payable at December 31, 2010. The Old Notes will mature on June 4, 2032.
          The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2012 and June 4, 2017, or upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017. As of June 30, 2011, $169.1 million of the Old Notes and $57.9 million of deferred tax liabilities were classified as current liabilities in the Company’s condensed consolidated balance sheets. The $57.9 million of deferred tax liabilities were included within current deferred tax assets, net. If all of the Old Notes are put back to the Company on June 4, 2012, the Company would be required to pay $169.1 million in outstanding principal, plus accrued interest. The Company would also be required to pay the accumulated deferred tax liability related to the Old Notes.
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
          The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at June 30, 2011 or December 31, 2010. The New Notes mature on June 4, 2033.
          As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.

          Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of June 30, 2011 and December 31, 2010.
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
          During the quarter ended June 30, 2011, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarter ended June 30, 2011. The holders of Old Notes have this conversion right only until September 30, 2011. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended June 30, 2011, the New Notes did not meet the criteria for the right of conversion.
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
          At June 30, 2011, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At June 30, 2011, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
          At June 30, 2011, the Company has an unrealized tax loss of $21.9 million related to the Company’s option to acquire a privately-held U.S. biotechnology company. If the Company fails to exercise its option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. At June 30, 2011, the Company has recorded a valuation allowance of $7.9 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.
          During the three months ended June 30, 2011 and June 30, 2010, the Company made net tax payments of $32.0 million and $30.9 million, respectively. During the six months ended June 30, 2011 and June 30, 2010, the Company made net tax payments of $38.0 million and $47.7 million, respectively.
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
          At June 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $1.0 million and $1.4 million, respectively. The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the Company’s effective tax rate in a future period is $0.6 million and $0.9 million as of June 30, 2011 and December 31, 2010, respectively. During the next twelve months, the Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.7 million.
          The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million for the payment of interest and penalties accrued (net of tax benefit) at June 30, 2011 and December 31, 2010.
14. DIVIDENDS DECLARED ON COMMON STOCK
          On June 8, 2011, the Company announced that its Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of the Company’s Class A common stock, which was paid on July 29, 2011, to stockholders of record at the close of business on July 1, 2011. The $5.1 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2011. The Company has not adopted a dividend policy.

15. COMPREHENSIVE INCOME
          Total comprehensive income includes net income and other comprehensive income (loss), which consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments and unamortized prior service costs related to the Company’s supplemental executive retirement plan. Total comprehensive income for the three months ended June 30, 2011 and 2010, was $7.4 million and $36.9 million, respectively. Total comprehensive income for the six months ended June 30, 2011 and 2010, was $27.0 million and $72.9 million, respectively. Included as a reduction of total comprehensive income for the three and six months ended June 30, 2011 is $21.4 million related to the establishment of prior service costs related to the Company’s supplemental executive retirement plan, net of income tax benefit.

16. NET INCOME PER COMMON SHARE
          The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2011			June 30, 2010
	Continuing	Discontinued	Net	Continuing	Discontinued	Net
	Operations	Operations	Income	Operations	Operations	Income

BASIC

Net income (loss)	$34,512	$(5,729)	$28,783	$40,928	$(4,428)	$36,500
Less: income (loss) allocated to participating securities	1,113	—	916	1,355	—	1,206

Net income (loss) available to common stockholders	33,399	(5,729)	27,867	39,573	(4,428)	35,294
Weighted average number of common shares outstanding	60,308	60,308	60,308	58,271	58,271	58,271

Basic net income (loss) per common share	$0.55	$(0.09)	$0.46	$0.68	$(0.08)	$0.61

DILUTED

Net income (loss)	$34,512	$(5,729)	$28,783	$40,928	$(4,428)	$36,500
Less: income (loss) allocated to participating securities	1,113	—	916	1,355	—	1,206

Net income (loss) available to common stockholders	33,399	(5,729)	27,867	39,573	(4,428)	35,294
Less:
Undistributed earnings allocated to unvested stockholders	(987)	—	(796)	(1,263)	—	(1,113)
Add:
Undistributed earnings re-allocated to unvested stockholders	971	—	783	1,256	—	1,107
Add:
Tax-effected interest expense related to Old Notes	711	—	711	666	—	666

Net income (loss) assuming dilution	$34,094	$(5,729)	$28,565	$40,232	$(4,428)	$35,954

Weighted average number of common shares outstanding	60,308	60,308	60,308	58,271	58,271	58,271
Effect of dilutive securities:
Old Notes	5,823	—	5,823	5,823	—	5,823
New Notes	4	—	4	4	—	4
Stock options	1,005	—	1,005	297	—	297

Weighted average number of common shares assuming dilution	67,140	60,308	67,140	64,395	58,271	64,395

Diluted net income (loss) per common share	$0.51	$(0.09)	$0.43	$0.62	$(0.08)	$0.56

	Six Months Ended
	June 30, 2011			June 30, 2010
	Continuing	Discontinued	Net	Continuing	Discontinued	Net
	Operations	Operations	Income	Operations	Operations	Income

BASIC

Net income (loss)	$61,197	$(13,054)	$48,143	$80,946	$(9,078)	$71,868
Less: income (loss) allocated to participating securities	1,905	—	1,469	2,673	—	2,368

Net income (loss) available to common stockholders	59,292	(13,054)	46,674	78,273	(9,078)	69,500
Weighted average number of common shares outstanding	59,719	59,719	59,719	58,161	58,161	58,161

Basic net income (loss) per common share	$0.99	$(0.22)	$0.78	$1.35	$(0.16)	$1.19

DILUTED

Net income (loss)	$61,197	$(13,054)	$48,143	$80,946	$(9,078)	$71,868
Less: income (loss) allocated to participating securities	1,905	—	1,469	2,673	—	2,368

Net income (loss) available to common stockholders	59,292	(13,054)	46,674	78,273	(9,078)	69,500
Less:
Undistributed earnings allocated to unvested stockholders	(1,668)	—	(1,245)	(2,474)	—	(2,170)
Add:
Undistributed earnings re-allocated to unvested stockholders	1,647	—	1,229	2,461	—	2,159
Add:
Tax-effected interest expense related to Old Notes	1,376	—	1,376	1,332	—	1,332
Tax-effected interest expense related to New Notes	1	—	1	1	—	1

Net income (loss) assuming dilution	$60,648	$(13,054)	$48,035	$79,593	$(9,078)	$70,822

Weighted average number of common shares outstanding	59,719	59,719	59,719	58,161	58,161	58,161
Effect of dilutive securities:
Old Notes	5,823	—	5,823	5,823	—	5,823
New Notes	4	—	4	4	—	4
Stock options	801	—	801	306	—	306

Weighted average number of common shares assuming dilution	66,347	59,719	66,347	64,294	58,161	64,294

Diluted net income (loss) per common share	$0.91	$(0.22)	$0.72	$1.24	$(0.16)	$1.10

          Diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per share using the “if-converted” method is calculated by adjusting net income for tax-effected net interest on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.

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
          The diluted net income per common share computation for the three months ended June 30, 2011 and 2010 excludes 1,797,876 and 8,027,204 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive. The diluted net income per common share computation for the six months ended June 30, 2011 and 2010 excludes 3,291,806 and 8,559,315 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive.
          Due to the net loss from discontinued operations during the three and six months ended June 30, 2011 and 2010, diluted earnings per share and basic earnings per share from discontinued operations are the same, as the effect of potentially dilutive securities would be anti-dilutive.
17. COMMITMENTS AND CONTINGENCIES
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
Stockholder Class Action Litigation
          On October 3, 10 and 27, 2008, purported stockholder class action lawsuits styled Andrew Hall v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01821-MHB); Steamfitters Local 449 Pension Fund v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01870-DKD); and Darlene Oliver v. Medicis Pharmaceutical Corp., et al. (Case No. 2:08-cv-01964-JAT) were filed in the United States District Court for the District of Arizona on behalf of stockholders who purchased securities of the Company during the period between October 30, 2003 and approximately September 24, 2008. The Court consolidated these actions into a single proceeding and on May 18, 2009 an amended complaint was filed alleging violations of the federal securities laws arising out of the Company’s restatement of its consolidated financial statements in 2008. On December 2, 2009, the Court granted the Company’s and other defendants’ dismissal motions and dismissed the consolidated amended complaint without prejudice. On January 18, 2010 the lead plaintiff filed a second amended complaint, and on or about August 9, 2010, the Court denied the Company’s and other defendants’ related dismissal motions. On December 17, 2010, the lead plaintiff filed a motion for class certification, and the defendants filed an opposition to the motion on March 8, 2011. On June 6, 2011, the Company, certain of its current officers who are named in the complaint, and the Company’s outside auditors entered into a Memorandum of Understanding (the “Class Action MOU”) with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending action. Under the terms of the settlement agreement, which remains subject to Court approval among other customary conditions, the Company’s portion of the settlement will be paid entirely by insurance. The Company’s outside auditors also will contribute to this settlement. The Company itself is not required to make any payments to fund the settlement. The settlement agreement contains no admission of liability by the Company or the named individuals in the action, the allegations of which are expressly denied in the Class Action MOU. In the event the settlement is not approved by the Court, the Company will continue to vigorously defend the claims in the class action lawsuits. There can be no assurance that the Court will approve the settlement, or that the Company will otherwise ultimately be successful in settling the lawsuits or in defending the lawsuits, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved.
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
          On June 6, 2011, the Company and certain of its current officers and directors who are named in the complaints entered into a Memorandum of Understanding (the “Derivative Lawsuits MOU”) with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending actions. The only financial component under the settlement agreement, which remains subject to Court approval among other customary conditions, involves payment of plaintiffs’ attorneys’ fees, which will be paid entirely by insurance. The Company itself is not required to make any payments to fund the settlement. The settlement also reflects certain control and other enhancements taken by the Company in connection with and subsequent to the restatement of its consolidated financial statements in 2008. The settlement agreement contains no admission of liability by the Company or the named individuals in the lawsuits, the allegations of which are expressly denied in the Derivative Lawsuits MOU. In the event the settlement is not approved by the Court, the Company will continue to vigorously defend the claims in the derivative lawsuits. There can be no assurance that the Court will approve the settlement, or that the Company will otherwise ultimately be successful in settling the lawsuits or in defending the lawsuits, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved.
Hyperion Arbitration
          On June 23, 2011, Hyperion Therapeutics, Inc. (“Hyperion”) filed a demand for arbitration before the American Arbitration Association for a judgment declaration of the rights and obligations of Hyperion and Ucyclyd Pharma, Inc., a subsidiary of the Company (“Ucyclyd”), under a collaboration agreement between the parties, dated August 23, 2007, as amended (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration

Agreement, Hyperion is responsible for the ongoing research and development of a compound referred to as HPN-100 (formerly known as GT4P) for the treatment of urea cycle disorder, hepatic encephalopathies and other indications. In addition, if certain specified conditions are satisfied, then Hyperion will have certain purchase rights under the Collaboration Agreement with respect to HPN-100, as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will be required to pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that will be granted to Hyperion upon exercise of the purchase rights. In its demand for arbitration, Hyperion requested a judgment regarding the rights of the parties in connection with the development activities relating to HPN-100, including relating to the submission of a NDA to the FDA for HPN-100 for the treatment of urea cycle disorder. The Company responded to the demand for arbitration on July 28, 2011. In its response, the Company denied the allegations of Hyperion and requested the arbitration panel deny Hyperion’s requested declaratory relief. Additionally, the Company brought counterclaims against Hyperion and sought a declaration of rights in the Company’s favor and an award of damages.
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
18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. The Company is currently assessing what impact, if any, the revised guidance will have on its results of operations and financial condition.
          In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The updated guidance amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both alternatives, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be applied retrospectively. ASU No. 2011-05 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted, and will be applied retrospectively. It is expected that the adoption of this amendment will only impact the presentation of comprehensive income within the Company’s consolidated financial statements.
19. SUBSEQUENT EVENTS
          The Company has evaluated subsequent events through the date of issuance of its financial statements.
License and Settlement Agreement with Lupin
          On July 21, 2011, the Company entered into a License and Settlement Agreement (the “Settlement Agreement”) with Lupin Limited and Lupin Pharmaceuticals, Inc. (together, “Lupin”). Under the terms of the Settlement Agreement, the Company agreed to grant to Lupin a future license to make and sell its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to the Company, with the license grant effective November 26, 2011, or earlier under certain conditions. The

Company also agreed to grant to Lupin future licenses to make and sell its generic versions of SOLODYN® in 65mg and 115mg strengths effective in February 2018, or earlier under certain conditions, and its generic versions of SOLODYN® in 55mg (against which Lupin’s Paragraph IV Patent Certification was the first received by the Company), 80mg and 105mg strengths effective in February 2019, or earlier under certain conditions. The Settlement Agreement provides that Lupin will be required to pay the Company royalties based on sales of Lupin’s generic SOLODYN® products pursuant to the foregoing licenses.
          Pursuant to the Settlement Agreement, the companies agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Lupin confirmed that the Company’s patents relating to SOLODYN® are valid and enforceable, and cover Lupin’s activities relating to Lupin’s generic SOLODYN® products under an ANDA. Lupin also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above.
          On July 21, 2011, the Company entered into a Joint Development Agreement (the “Joint Development Agreement”) with Lupin Limited, on behalf of itself and its affiliates (hereinafter collectively referred to in this paragraph as “Lupin”), whereby the Company and Lupin will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein, the Company will make an up-front $20 million payment to Lupin and will make additional payments to Lupin of up to $38 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the agreement. In addition, the Company will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Joint Development Agreement. The $20 million up-front payment will be recognized as research and development expense during the three months ended September 30, 2011.
Stock Repurchase Plan
          On August 8, 2011, the Company announced that its Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. Any repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18.
          The number of shares to be repurchased and the timing of repurchases (if any) will depend on a variety of factors, including, but not limited to, stock price, economic and market conditions and corporate and regulatory requirements. The plan does not obligate the Company to repurchase any common stock. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or the time at which the purchase limit is reached, but may be suspended or terminated at any time at the Company’s discretion without prior notice.

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
          Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder and contract revenue. Our acne and acne-related dermatological product lines include SOLODYN® and ZIANA®. During early 2011, we discontinued our TRIAZ® branded products and decided to no longer promote our PLEXION® branded products. Our non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE® and VANOS®. Our non-dermatological product lines include AMMONUL® and BUPHENYL®. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.
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
Recent Developments
          As described in more detail below, the following significant events and transactions occurred during the six months ended June 30, 2011, and affected our results of operations, our cash flows and our financial condition:
•	Research and development agreement with Anacor;

•	Settlement Agreement with Teva;

•	Classification of LipoSonix as a discontinued operation;

•	Increase of our quarterly dividend from $0.06 per share to $0.08 per share;

•	Development milestone payment related to our collaboration with a privately-held U.S. biotechnology company;

•	Issuance of new patent covering SOLODYN®;

•	Settlement of class action and derivative lawsuits; and

•	Establishment of a Supplemental Executive Retirement Plan.
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
Increase of our quarterly dividend from $0.06 per share to $0.08 per share
          On March 22, 2011, we announced that our Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of our Class A common stock, which was paid on April 29, 2011, to stockholders of record at the close of business on April 1, 2011. This represented a 33% increase compared to our previous $0.06 dividend. A subsequent cash dividend announced in June 2011 was also at the rate of $0.08 per issued and outstanding share of our Class A common stock. The dividend was paid on July 29, 2011 to stockholders of record at the close of business on July 1, 2011.
Development milestone payment related to our collaboration with a privately-held U.S. biotechnology company
          On September 10, 2010, we and a privately-held U.S. biotechnology company entered into a sublicense and development agreement to develop an agent for specific dermatological conditions in the Americas and Europe and a purchase option to acquire the privately-held U.S. biotechnology company. Under the terms of the agreements, we paid the privately-held U.S. biotechnology company $5.0 million in connection with the execution of the agreement, and will pay additional potential milestone payments totaling approximately $100.5 million upon successful completion of certain clinical, regulatory and commercial milestones.
          During the three months ended June 30, 2011, a development milestone was achieved, and we made a $5.5 million payment pursuant to the agreements. The $5.5 million milestone payment was recognized as research and development expense during the three months ended June 30, 2011.
Issuance of new patent covering SOLODYN®
          On April 5, 2011, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 7,919,483, entitled “Method For The Treatment Of Acne” (the “’483 Patent”) to us. The’483 Patent, which expires in February 2027, covers methods of using a controlled-release oral dosage form of minocycline to treat acne, including the use of our product SOLODYN® in all eight currently available dosage forms. As previously reported, the USPTO issued a Notice of Allowance for U.S. Application No. 11/166,817, the patent application for the ‘483 Patent, in October 2009 and a second Notice of Allowance in April 2010 following the completion of a Request for Continued Examination which we filed with the USPTO in November 2009.
Settlement of class action and derivative lawsuits
          On June 6, 2011, we, certain of our current officers and directors named in the class action and derivative lawsuits more fully described under “Legal Matters” in Note 17 in the notes to the condensed consolidated financial statements, included in Part I, Item I of this Report, and our outside auditors entered into Memoranda of Understanding (the “MOUs”) with the plaintiffs’ representatives to memorialize an agreement in principle to settle the class action, as well as both stockholder derivative lawsuits. Under the terms of these settlement agreements, which remain subject to approval by the applicable courts among other customary conditions, our portion of the class action settlement will be paid entirely by insurance. Our outside auditors also will contribute to this settlement. The derivative lawsuits settlement, the only financial component of which involves payment of plaintiffs’ attorneys’ fees, also will be paid entirely by insurance. We are not required to make any payments to fund the settlements of the class action or the derivative lawsuits. The settlement of the derivative lawsuits reflects certain control and other enhancements undertaken by us in connection with and subsequent to the restatement of our consolidated financial statements in 2008. The settlement agreements contain no admission of liability by us or the named individuals in the respective actions, the allegations of which are expressly denied in the MOUs.
Establishment of a Supplemental Executive Retirement Plan
          On June 24, 2011, our Compensation Committee adopted the Medicis Pharmaceutical Supplemental Executive Retirement Plan (the “SERP”), a non-qualified, noncontributory, defined benefit pension plan that provides supplemental retirement income for a select group of officers, including our named executive officers. The SERP is effective as of June 1, 2011. Retirement benefits are based on a SERP participant’s years of service and average earnings (base salary plus cash bonus or incentive payments) during any three calendar years of service (regardless of whether the years are consecutive), beginning with the 2009 calendar year.
          A SERP participant vests in 1/6th of his or her retirement benefit per plan year, effective as of the first day of the plan year, and becomes fully vested in his or her accrued retirement benefit upon (1) the participant’s normal retirement date, provided that the participant has at least fifteen years of service with the Company and is employed by the Company on such date, (2) the participant’s separation from service due to a discharge without “cause” or resignation for “good reason” (as such terms are defined in the participant’s employment agreement, or in the absence of such employment agreement or definitions, in the Company’s Executive Retention Plan), or (3) a “change in control” of the Company. A SERP participant accrues his or her retirement benefit based on (x) the participant’s number of years of service with the Company (including prior years of service), divided by (y) the number of years designated for such participant’s tier (which ranges from five to twenty years).
          Participants in the SERP received credit for prior service with us. The prior service accrued benefit of approximately $33.8 million was recorded as other comprehensive income within stockholders’ equity, and is amortized as compensation expense over the remaining service years of each participant. Amortization of prior service costs recognized as compensation expense during the three months ended June 30, 2011, was approximately $0.4 million, representing one month of amortization. We also established a deferred tax asset of approximately $12.0 million, which was also recorded as other comprehensive income.
Subsequent Events
          License and Settlement Agreement with Lupin
          On July 21, 2011, we entered into a License and Settlement Agreement (the “Settlement Agreement”) with Lupin Limited and Lupin Pharmaceuticals, Inc. (together, “Lupin”). Under the terms of the Settlement Agreement, we agreed to grant to Lupin a future license to make and sell our generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to us, with the license grant effective November 26, 2011, or earlier under certain conditions. We also agreed to grant to Lupin future licenses to make and sell our generic versions of SOLODYN® in 65mg and 115mg strengths effective in February 2018, or earlier under certain conditions, and our generic versions of SOLODYN® in 55mg (against which Lupin’s Paragraph IV Patent Certification was the first received by us), 80mg and 105mg strengths effective in

February 2019, or earlier under certain conditions. The Settlement Agreement provides that Lupin will be required to pay us royalties based on sales of Lupin’s generic SOLODYN® products pursuant to the foregoing licenses.
          Pursuant to the Settlement Agreement, the companies agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Lupin confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Lupin’s activities relating to Lupin’s generic SOLODYN® products under an ANDA. Lupin also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above.
          On July 21, 2011, we entered into a Joint Development Agreement (the “Joint Development Agreement”) with Lupin Limited, on behalf of itself and its affiliates (hereinafter collectively referred to in this paragraph as “Lupin”), whereby we and Lupin will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein, we will make an up-front $20 million payment to Lupin and will make additional payments to Lupin of up to $38 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the agreement. In addition, we will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Joint Development Agreement. The $20 million up-front payment will be recognized as research and development expense during the three months ended September 30, 2011.
          Stock Repurchase Plan
          On August 8, 2011, we announced that our Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. Any repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18.
          The number of shares to be repurchased and the timing of repurchases (if any) will depend on a variety of factors, including, but not limited to, stock price, economic and market conditions and corporate and regulatory requirements. The plan does not obligate us to repurchase any common stock. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or the time at which the purchase limit is reached, but may be suspended or terminated at any time at our discretion without prior notice.

Results of Operations
          The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

	(a )	(b )	(c )	(d )
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	90.4	90.6	90.8	90.7
Operating expenses	59.1	52.7	61.5	52.2

Operating income	31.3	37.9	29.3	38.5
Other expense, net	—	—	—	0.1
Interest and investment income (expense), net	0.1	(0.2)	0.1	(0.1)

Income from continuing operations before income tax expense	31.4	37.7	29.4	38.5
Income tax expense	(13.4)	(14.2)	(12.2)	(14.5)

Net income from continuing operations	18.0	23.5	17.2	24.0
Loss from discontinued operations, net of income tax benefit	(3.0)	(2.6)	(3.7)	(2.7)

Net income	15.0%	20.9%	13.5%	21.3%

(a)	Included in operating expenses is $5.5 million (2.9% of net revenues) paid related to a product development agreement with a privately-held U.S. biotechnology company, $2.0 million (1.0% of net revenues) paid to a Medicis partner related to a product development agreement and $9.3 million (4.9% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $2.1 million (1.2% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Included in operating expenses is $7.0 million (2.0% of net revenues) paid to Anacor related to a product development agreement, $5.5 million (1.5% of net revenues) paid related to a product development agreement with a privately-held U.S. biotechnology company, $2.0 million (0.6% of net revenues) paid to a Medicis partner related to a product development agreement and $16.0 million (4.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Included in operating expenses is $5.1 million (1.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(e)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Net Revenues
          The following table sets forth our net revenues for the three months ended June 30, 2011 (the “second quarter of 2011”) and June 30, 2010 (the “second quarter of 2010”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Second Quarter	Second Quarter
	2011	2010	$ Change	% Change

Net product revenues	$189.8	$171.7	$18.1	10.5%
Net contract revenues	1.0	1.9	(0.9)	(47.4)%

Total net revenues	$190.8	$173.6	$17.2	9.9%

	Second Quarter	Second Quarter
	2011	2010	$ Change	% Change

Acne and acne-related dermatological products	$123.1	$124.8	$(1.7)	(1.4)%
Non-acne dermatological products	57.7	41.0	16.7	40.7%
Non-dermatological products (including contract revenues)	10.0	7.8	2.2	28.2%

Total net revenues	$190.8	$173.6	$17.2	9.9%

	Second Quarter	Second Quarter
	2011	2010	Change

Acne and acne-related dermatological products	64.5%	71.9%	(7.4)%
Non-acne dermatological products	30.3%	23.6%	6.7%
Non-dermatological products (including contract revenues)	5.2%	4.5%	0.7%

Total net revenues	100.0%	100.0%	—

          Net revenues associated with our acne and acne-related dermatological products decreased by $1.7 million, or 1.4%, during the second quarter of 2011 as compared to the second quarter of 2010, primarily due to a decrease in sales of TRIAZ®, partially offset by increases in sales of SOLODYN® and ZIANA®. The decrease in net revenues of TRIAZ® was primarily due to our early 2011 discontinuation of TRIAZ® as a result of the FDA’s requirement that, effective March 4, 2011, prescription benzoyl peroxide products that are not approved through a New Drug Application, such as TRIAZ®, not be sold as prescription products. The increase in net revenues of SOLODYN® was primarily the result of an increase in gross sales of SOLODYN® due to increased demand and the FDA approval of new 55mg, 80mg and 105mg strengths of SOLODYN® on August 27, 2010. The increase in net revenues of ZIANA® was primarily the result of an increase in gross sales of ZIANA®. We also reversed reserves during the second quarter of 2011 of $3.9 million that were originally recorded during the first quarter of 2011 related to a targeted recall of the product as a result of a notice we received during April 2011 from our contract manufacturer regarding one lot of ZIANA® that went out of specification, as the actual amount of product subject to recall was less than previously estimated. However, this reserve reversal was offset by increased returns and related reserve adjustments on the legacy products within this category.

          Net revenues associated with our non-acne dermatological products increased by $16.7 million, or 40.7%, during the second quarter of 2011 as compared to the second quarter of 2010 primarily due to increased sales of DYSPORT® and VANOS®.
          Net revenues associated with our non-dermatological products increased by $2.2 million, or 28.2%, during the second quarter of 2011 as compared to the second quarter of 2010 primarily due to an increase in sales of BUPHENYL®, partially offset by a decrease in contract revenues.
Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the second quarter of 2011 and 2010 was approximately $5.3 million and $5.2 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the second quarter of 2011 and 2010, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Second Quarter	Second Quarter
	2011	2010	$ Change	% Change

Gross profit	$172.6	$157.3	$15.3	9.7%
% of net revenues	90.4%	90.6%
          The increase in gross profit during the second quarter of 2011 as compared to the second quarter of 2010 is primarily due to the $17.2 million increase in net revenues.
Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the second quarter of 2011 and 2010, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Second Quarter	Second Quarter
	2011	2010	$ Change	% Change

Selling, general and administrative	$90.4	$77.1	$13.3	17.3%
% of net revenues	47.4%	44.4%
Share-based compensation expense included in selling, general and administrative	$8.7	$2.1	$6.6	314.3%
          Selling, general and administrative expenses increased $13.3 million, or 17.3%, during the second quarter of 2011 as compared to the second quarter of 2010, and increased as a percentage of net revenues from 44.4% during the second quarter of 2010 to 47.4% during the second quarter of 2011. Included in this increase was a $10.3 million increase in personnel expenses, including a $6.6 million increase in stock compensation expense, primarily related to the revaluation of stock appreciation rights (“SARs”) awards based on changes in the market price of our common stock, a $3.6 million increase in promotion costs and a decrease of $0.6 million of other selling, general and administrative costs.

Research and Development Expenses
          The following table sets forth our research and development expenses for the second quarter of 2011 and 2010 (dollar amounts in millions):

	Second Quarter	Second Quarter
	2011	2010	$ Change	% Change

Research and development	$15.2	$7.4	$7.8	105.4%
Charges included in research and development	$7.5	$—	$7.5	100.0%
Share-based compensation expense included in research and development	$0.6	$0.1	$0.5	500.0%
          Included in research and development expenses for the second quarter of 2011 was a $5.5 million payment related to a product development agreement with a privately-held U.S. biotechnology company and $2.0 million paid to a Medicis partner related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the second quarter of 2011 were $7.1 million, as compared to $6.9 million during the second quarter of 2010, primarily due to increased depreciation expense for property and equipment.
Interest and Investment Income
          Interest and investment income during the second quarter of 2011 increased $0.4 million, or 58.8%, to $1.2 million from $0.8 million during the second quarter of 2010, due to an increase in the amount of funds available for investment during the second quarter of 2011.
Interest Expense
          Interest expense during each of the second quarter of 2011 and the second quarter of 2010 was $1.1 million. Our interest expense during the second quarter of 2011 and 2010 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. In addition, during the second quarter of 2011, approximately $0.1 million of contingent interest was accrued related to our Old Notes. See Note 12 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Income Tax Expense
          Our effective tax rate for continuing operations for the second quarter of 2011 was 42.5%, as compared to 37.6% for the second quarter of 2010. The effective tax rate for the second quarter of 2011 reflects the impact of the non-deductibility of a $5.5 million milestone payment associated with a product development agreement with a privately-held U.S. biotechnology company.
Loss from Discontinued Operations, Net of Income Tax Benefit
          Loss from discontinued operations, net of income tax benefit, was $5.7 million during the second quarter of 2011, as compared to $4.4 million during the second quarter of 2010. See Note 2 in our accompanying condensed consolidated financial statements for further discussion.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Net Revenues
          The following table sets forth our net revenues for the six months ended June 30, 2011 (the “2011 six months”) and June 30, 2010 (the “2010 six months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2011 Six	2010 Six
	Months	Months	$ Change	% Change

Net product revenues	$353.7	$335.3	$18.4	5.5%
Net contract revenues	2.0	3.8	(1.8)	(47.4)%

Total net revenues	$355.7	$339.1	$16.6	4.9%

	2011 Six	2010 Six
	Months	Months	$ Change	% Change

Acne and acne-related dermatological products	$226.6	$245.0	$(18.4)	(7.5)%
Non-acne dermatological products	109.9	75.2	34.7	46.1%
Non-dermatological products (including contract revenues)	19.2	18.9	0.3	1.6%

Total net revenues	$355.7	$339.1	$16.6	4.9%

	2011 Six	2010 Six
	Months	Months	Change

Acne and acne-related dermatological products	63.7%	72.2%	(8.5)%
Non-acne dermatological products	30.9%	22.2%	8.7%
Non-dermatological products (including contract revenues)	5.4%	5.6%	(0.2)%

Total net revenues	100.0%	100.0%	—%

          Net revenues associated with our acne and acne-related dermatological products decreased by $18.4 million, or 7.5%, during the 2011 six months as compared to the 2010 six months primarily as a result of a decrease in net revenues of TRIAZ®. The decrease in net revenues of TRIAZ® was primarily due to our early 2011 discontinuation of TRIAZ® as a result of the FDA’s requirement that, effective March 4, 2011, prescription benzoyl peroxide products that are not approved through a New Drug Application, such as TRIAZ®, not be sold as prescription products.
          Net revenues associated with our non-acne dermatological products increased by $34.7 million, or 46.1%, during the 2011 six months as compared to the 2010 six months, primarily due to increased sales of DYSPORT® and VANOS®.
Gross Profit
          Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the 2011 six months and 2010 six months was approximately $10.7 million and $10.4 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.
          The following table sets forth our gross profit for the 2011 six months and 2010 six months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2011 Six	2010 Six
	Months	Months	$ Change	% Change

Gross profit	$323.2	$307.7	$15.5	5.0%
% of net revenues	90.8%	90.7%
          The increase in gross profit during the 2011 six months as compared to the 2010 six months is primarily due to the $16.6 million increase in net revenues.
Selling, General and Administrative Expenses
          The following table sets forth our selling, general and administrative expenses for the 2011 six months and 2010 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2011 Six	2010 Six
	Months	Months	$ Change	% Change

Selling, general and administrative	$175.0	$149.4	$25.6	17.1%
% of net revenues	49.2%	44.0%
Share-based compensation expense included in selling, general and administrative expense	$15.0	$5.0	$10.0	200.0%
     Selling, general and administrative expenses increased $25.6 million, or 17.1%, during the 2011 six months as compared to the 2010 six months, and increased as a percentage of net revenues from 44.0% during the 2010 six months to 49.2% during the 2011 six months. Included in this increase was an $18.8 million increase in personnel expenses, including a $10.0 million increase in stock compensation expense, primarily related to the revaluation of SARs awards based on changes in the market price of our common stock, a $2.6 million increase in promotion costs and an increase of $4.2 million of other selling, general and administrative costs.
Research and Development Expenses
     The following table sets forth our research and development expenses for the 2011 six months and 2010 six months (dollar amounts in millions):

	2011 Six	2010 Six
	Months	Months	$ Change	% Change

Research and development	$29.5	$14.0	$15.5	110.7%
Charges included in research and development	$14.5	$—	$14.5	100.0%
Share-based compensation expense included in research and development	$1.0	$0.1	$0.9	900.0%
          Included in research and development expenses for the 2011 six months was a $7.0 million payment to Anacor related to a product development agreement, a $5.5 million payment related to a product development agreement with a privately-held U.S. biotechnology company and $2.0 million paid to a Medicis partner related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.
Depreciation and Amortization Expenses
          Depreciation and amortization expenses during the 2011 six months were $14.4 million, as compared to $13.6 million during the 2010 six months, primarily due to increased depreciation expense for property and equipment.
Interest and Investment Income
          Interest and investment income during the 2011 six months increased $0.6 million, or 29.5%, to $2.5 million from $1.9 million during the 2010 six months, due to an increase in the amount of funds available for investment during the first half of 2011.
Interest Expense
          Interest expense during the 2011 six months and the 2010 six months was $2.2 million and $2.1 million, respectively. Our interest expense during the 2011 six months and 2010 six months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. In addition, during the 2011 six months, approximately $0.1 million of contingent interest was accrued related to our Old Notes. See Note 12 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.
Other Expense, net
          Other expense of $0.3 million recognized during the 2010 six months represented an other-than-temporary impairment on an asset-backed security investment.
Income Tax Expense
          Our effective tax rate for the 2011 six months was 41.5%, as compared to 37.9% for the 2010 six months. The effective tax rate for the 2011 six months reflects the impact of the non-deductibility of a $5.5 million milestone payment associated with a product development agreement with a privately-held U.S. biotechnology company.
Loss from Discontinued Operations, Net of Income Tax Benefit
          Loss from discontinued operations, net of income tax benefit, was $13.1 million during the 2011 six months, as compared to $9.1 million during the 2010 six months. See Note 2 in our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources
Overview
          The following table highlights selected cash flow components for the second quarter of 2011 and 2010, and selected balance sheet components as of June 30, 2011 and December 31, 2010 (dollar amounts in millions):

	2011	2010
	Six Months	Six Months	$ Change	% Change

Cash provided by (used in):
Operating activities	$72.6	$60.0	$12.6	21.0%
Investing activities	(189.2)	(166.4)	(22.8)	(13.7)%
Financing activities	48.4	(3.5)	51.9	1,482.9%

	June 30, 2011	Dec. 31, 2010	$ Change	% Change

Cash, cash equivalents, and short-term investments	$805.8	$703.6	$102.2	14.5%
Working capital	507.2	628.4	(121.2)	(19.3)%
Long-term investments	22.4	21.5	0.9	4.2%
2.5% contingent convertible senior notes due 2032	169.1	169.1	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%

Working Capital
          Working capital as of June 30, 2011 and December 31, 2010 consisted of the following (dollar amounts in millions):

	June 30, 2011	Dec. 31, 2010	$ Change	% Change

Cash, cash equivalents, and short-term investments	$805.8	$703.6	$102.2	14.5%
Accounts receivable, net	166.4	130.6	35.8	27.4%
Inventories, net	30.8	35.3	(4.5)	(12.7)%
Deferred tax assets, net	24.6	70.5	(45.9)	(65.1)%
Other current assets	19.3	15.2	4.1	27.0%
Assets held for sale from discontinued operations	10.2	13.1	(2.9)	(22.1)%

Total current assets	1,057.1	968.3	88.8	9.2%

Accounts payable	45.4	41.0	4.4	10.7%
Current portion of contingent convertible senior notes	169.1	—	169.1	100.0%
Reserve for sales returns	78.2	60.7	17.5	28.8%
Accrued consumer rebate and loyalty programs	124.9	101.7	23.2	22.8%
Managed care and Medicaid reserves	51.3	49.4	1.9	3.8%
Income taxes payable	—	4.6	(4.6)	(100.0)%
Other current liabilities	73.8	75.2	(1.4)	(1.9)%
Liabilities held for sale from discontinued operations	7.2	7.3	(0.1)	(1.4)%

Total current liabilities	549.9	339.9	210.0	61.8%

Working capital	$507.2	$628.4	$(121.2)	(19.3)%

          We had cash, cash equivalents and short-term investments of $805.8 million and working capital of $507.2 million at June 30, 2011, as compared to $703.6 million and $628.4 million, respectively, at December 31, 2010. The increase in cash, cash equivalents and short-term investments was primarily due to the generation of $72.6 million of operating cash flow and $54.0 million of proceeds received from stock option exercises during the 2011 six months.
          Accounts receivable, net, increased $35.8 million, or 27.4%, from $130.6 million at December 31, 2010 to $166.4 million at June 30, 2011. The increase was primarily due to a $44.8 million increase in gross sales during the month of June 2011 as compared to the month of December 2010. As our standard payment terms are 30 days, orders that occur during the last month of a quarter are typically not due for payment until after the end of the quarter. Gross sales during the month of June 2011 were $185.2 million, or 52.4% of the total gross sales for the second quarter of 2011, as compared to gross sales during the month of December 2010 of $140.4 million, or 45.1% of total gross sales for the fourth quarter of 2010. Days’ sales outstanding, calculated as accounts receivable, net, as of the end of the reporting period, divided by total gross sales for the quarter, multiplied by the number of days in the quarter, was 43 days as of June 30, 2011 as compared to 39 days as of December 31, 2010. The increase in days’ sales outstanding was primarily due to the timing of orders placed by customers during the second quarter of 2011 as compared to the fourth quarter of 2010. Although more of the customers’ purchases during the second quarter of 2011 occurred during the last month of the quarter as compared to the last month of the fourth quarter of 2010, their total purchases for the second quarter of 2011 were consistent with previous quarters. We sell our products primarily to major wholesalers and retail chain drugstores. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We also defer the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand, and we defer the recognition of revenue of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, until our exclusive U.S. distributor, McKesson, ships these products to physicians. There has not been a significant change in inventories in the distribution channel during the quarter ended June 30, 2011.
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
          As of June 30, 2011, our short-term investments included $19.9 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During the 2011 six months, we liquidated $2.0 million of our auction rate floating securities at par.
Operating Activities
          Net cash provided by operating activities during the 2011 six months was approximately $72.6 million, compared to cash provided by operating activities of approximately $60.0 million during the 2010 six months. The following is a summary of the primary components of cash provided by operating activities during the 2011 six months and 2010 six months (in millions):

	2011	2010
	Six Months	Six Months

Income taxes paid	$(38.0)	$(47.7)
Payment made to Anacor related to development agreement	(7.0)	—
Payment made related to development agreement with a privately-held U.S. biotechnology company	(5.5)	—
Payment made to a Medicis partner related to a development agreement	(2.0)	—
Increase in accounts receivable	(36.9)	(42.8)
Increase in reserve for returns	17.5	1.1
Increase in accrued consumer rebates and loyalty programs	23.2	17.1
Decrease in other current liabilities	(17.3)	(2.3)
Cash used in operating activities from discontinued operations	(10.0)	(5.3)
Other cash provided by operating activities	148.6	139.9

Cash provided by operating activities	$72.6	$60.0

Investing Activities
          Net cash used in investing activities during the 2011 six months was approximately $189.2 million, compared to net cash used in investing activities during the 2010 six months of $166.4 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective periods.

Financing Activities
          Net cash provided by financing activities during the 2011 six months was $48.4 million, compared to net cash used in financing activities of $3.5 million during the 2010 six months. Proceeds from the exercise of stock options were $54.0 million during the 2011 six months compared to $2.2 million during the 2010 six months. Dividends paid during the 2011 six months were $8.5 million and dividends paid during the 2010 six months were $6.0 million.
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
          On June 4, 2012 and 2017, or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2013 and 2018, or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017. As of June 30, 2011, $169.1 million of the Old Notes and $57.9 million of deferred tax liabilities were classified as current liabilities in our condensed consolidated balance sheets. The $57.9 million of deferred tax liabilities were included within current deferred tax assets, net. If all of the Old Notes are put back to us on June 4, 2012, we would be required to pay $169.1 million in outstanding principal, plus accrued interest. We would also be required to pay the accumulated deferred tax liability related to the Old Notes.
          During the quarter ended June 30, 2011, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of the Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarter ended June 30, 2011. The holders of Old Notes have this conversion right only until September 30, 2011. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended June 30, 2011, the New Notes did not meet the criteria for the right of conversion.
          Except for the New Notes, we had only $39.0 million of long-term liabilities at June 30, 2011, and, except for the Old Notes, we had $380.7 million of current liabilities at June 30, 2011. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.
Dividends
     We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. Since July 2003, we have paid quarterly cash dividends aggregating approximately $68.4 million on our common stock. In addition, on June 8, 2011, we announced that our Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of common stock, which was paid on July 29, 2011, to our stockholders of record at the close of business on July 1, 2011. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Fair Value Measurements
          We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $19.9 million at June 30, 2011. These securities were included in long-term investments at June 30, 2011.
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
Off-Balance Sheet Arrangements
          As of June 30, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2010. There were no new significant accounting estimates in the second quarter of 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2010.
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

          The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the three months ended June 30, 2011 and 2010 (in thousands):

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total

Balance at Mar. 31, 2011	$73,802	$4,217	$2,351	$1,122	$49,156	$121,704	$252,352

Actual	(13,069)	—	(5,667)	(1,560)	(22,210)	(108,559)	(151,065)

Provision	17,487	(1,776)	6,971	1,927	24,293	111,777	160,679

Balance at June 30, 2011	$78,220	$2,441	$3,655	$1,489	$51,239	$124,922	$261,966

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total

Balance at Mar. 31, 2010	$43,716	$2,561	$2,365	$1,148	$48,964	$94,582	$193,336

Actual	(8,455)	—	(5,185)	(1,028)	(26,517)	(77,011)	(118,196)

Provision	13,933	(1,254)	5,778	801	21,963	72,793	114,014

Balance at June 30, 2010	$49,194	$1,307	$2,958	$921	$44,410	$90,364	$189,154

          The provision for product returns was $17.5 million, or 5.0% of gross product sales, and $13.9 million, or 4.8% of gross product sales, for the three months ended June 30, 2011 and 2010, respectively. The reserve for product returns increased $4.4 million, from $73.8 million as of March 31, 2011 to $78.2 million as of June 30, 2011. The increase in the provision during the comparable periods and in the reserve during the three months ended June 30, 2011 was primarily related to additional estimated required reserves for newly-launched products.
          The provision for cash discounts was $7.0 million, or 2.0% of gross product sales, and $5.8 million, or 2.0% of gross product sales, for the three months ended June 30, 2011 and 2010, respectively. The reserve for cash discounts increased $1.3 million, from $2.4 million as of March 31, 2011 to $3.7 million as of June 30, 2011. The increase in the provision during the comparable periods was due to an increase in gross product sales. The balance in the reserve for sales discounts at the end of a quarterly period is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuation in the reserve for sales discounts between periods is normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.
          The provision for consumer rebates and loyalty programs was $111.8 million, or 31.8% of gross product sales, and $72.8 million, or 25.0% of gross product sales, for the three months ended June 30, 2011 and 2010, respectively. The reserve for consumer rebates and loyalty programs increased $3.2 million, from $121.7 million as of March 31, 2011 to $124.9 million as of June 30, 2011. The increase in the provision during the comparable periods and in the reserve during the three months ended June 30, 2011 was primarily due to the continued growth in consumer rebate programs related to our SOLODYN®, ZIANA® RESTYLANE® and PERLANE® products.
          The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the six months ended June 30, 2011 and 2010 (in thousands):

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total

Balance at Dec. 31, 2010	$60,692	$582	$2,830	$1,151	$49,375	$101,678	$216,308

Actual	(25,097)	—	(12,724)	(2,834)	(47,439)	(189,182)	(277,276)

Provision	42,625	1,859	13,549	3,172	49,303	212,426	322,934

Balance at June 30, 2011	$78,220	$2,441	$3,655	$1,489	$51,239	$124,922	$261,966

					Managed	Consumer
					Care &	Rebate
	Reserve		Sales		Medicaid	and
	for Sales	Deferred	Discounts	Chargebacks	Rebates	Loyalty
	Returns	Revenue	Reserve	Reserve	Reserve	Programs	Total

Balance at Dec. 31, 2009	$48,062	$1,263	$2,160	$688	$47,078	$73,311	$172,562

Actual	(13,008)	—	(10,397)	(2,181)	(47,790)	(129,981)	(203,357)

Provision	14,140	44	11,195	2,414	45,122	147,034	219,949

Balance at June 30, 2010	$49,194	$1,307	$2,958	$921	$44,410	$90,364	$189,154

          The provision for product returns was $42.6 million, or 6.2% of gross product sales, and $14.1 million, or 2.5% of gross product sales, for the six months ended June 30, 2011 and 2010, respectively. The reserve for product returns increased $17.5 million, from $60.7 million as of December 31, 2010 to $78.2 million as of June 30, 2011. The increase in the provision during the comparable periods and in the reserve during the six months ended June 30, 2011 was primarily related to additional estimated required reserves for newly-launched products.
          The provision for cash discounts was $13.5 million, or 2.0% of gross product sales, and $11.2 million, or 2.0% of gross product sales, for the six months ended June 30, 2011 and 2010, respectively. The reserve for cash discounts increased $0.9 million, from $2.8 million as of December 31, 2010 to $3.7 million as of June 30, 2011. The increase in the provision during the comparable periods was due to an increase in gross product sales.
          The provision for consumer rebates and loyalty programs was $212.4 million, or 30.7% of gross product sales, and $147.0 million, or 25.9% of gross product sales, for the six months ended June 30, 2011 and 2010, respectively. The reserve for consumer rebates and loyalty programs increased $23.2 million, from $101.7 million as of December 31, 2010 to $124.9 million as of June 30, 2011. The increase in the provision during the comparable periods and in the reserve during the six months ended June 30, 2011 was primarily due to the continued growth in consumer rebate programs related to our SOLODYN®, ZIANA® RESTYLANE® and PERLANE® products.
Recent Accounting Pronouncements
          In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. We are currently assessing what impact, if any, the revised guidance will have on our results of operations and financial condition.
          In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The updated guidance amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both alternatives, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be applied retrospectively. ASU No. 2011-05 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted, and will be applied retrospectively. It is expected that the adoption of this amendment will only impact the presentation of comprehensive income within our consolidated financial statements.
Forward Looking Statements
          This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:
•	development and launch of new competitive products, including over-the-counter or generic competitor products;

•	the ability to compete against generic and other branded products;

•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;

•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;

•	the speed with which regulatory authorizations and product launches may be achieved;

•	changes in the FDA’s position on the safety or effectiveness of our products;

•	changes in our product mix;

•	the anticipated size of the markets and demand for our products;

•	changes in prescription levels;

•	the impact of acquisitions, divestitures and other significant corporate transactions, including the disposition of LipoSonix;

•	the effect of economic changes generally and in hurricane-affected areas;

•	manufacturing or supply interruptions;

•	importation of other dermal filler or botulinum toxin products, including the unauthorized distribution of products approved in countries neighboring the U.S.;

•	changes in the prescribing or procedural practices of dermatologists and/or plastic surgeons, including prescription levels;

•	the ability to successfully market both new products and existing products;

•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;

•	the availability of product supply or changes in the cost of raw materials;

•	trends toward managed care and health care cost containment, including health care initiatives and other third-party cost-containment pressures that could impose financial burdens or cause us to sell our products at lower prices, resulting in decreased revenues;

•	inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;

•	possible introduction of generic versions of our products, including SOLODYN®;

•	possible federal and/or state legislation or regulatory action affecting, among other things, the Company’s ability to enter into agreements with companies introducing generic versions of the Company’s products as well as pharmaceutical pricing, federal pharmaceutical contracts, mandatory discounts, and reimbursement, including under Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•	legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Note 17 in our accompanying condensed consolidated financial statements and Part II, Item 1, Legal Proceedings);

•	changes in U.S. generally accepted accounting principles;

•	additional costs related to compliance with changing regulation of corporate governance and public financial disclosure;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world;

•	access to available and feasible financing on a timely basis;

•	the availability of product acquisition or in-licensing opportunities;

•	the risks and uncertainties normally incident to the pharmaceutical and medical device industries, including product liability claims;

•	the risks and uncertainties associated with obtaining necessary FDA approvals;

•	the inability to obtain required regulatory approvals for any of our pipeline products;

•	unexpected costs and expenses, or our ability to limit costs and expenses as our business continues to grow;

•	decreases in revenues associated with the Company’s early 2011 discontinuation of TRIAZ® and decision to no longer promote PLEXION®;

•	downturns in general economic conditions that negatively affect our dermal restorative and branded prescription products, and our ability to accurately forecast our financial performance as a result;

•	changes in our stock price, economic or other market conditions or corporate or regulatory requirements affecting our ability to consummate repurchases under our Stock Repurchase Plan;

•	failure to comply with our corporate integrity agreement, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and

•	the inability to successfully integrate newly-acquired entities.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of June 30, 2011, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
          During the three months ended June 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Lupin SOLODYN® Litigation
          On October 8, 2009, we received a Paragraph IV Patent Certification from Lupin Ltd. (“Lupin”) advising that Lupin had filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) for generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths. Lupin did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that our U.S. Patent No. 5,908,838 (the “‘838 Patent”) is invalid. Lupin’s Paragraph IV Patent Certification also alleges that our U.S. Patent Nos. 7,541,347, (the "'347 Patent”) and 7,544,373 (the “‘373 Patent”) are not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which its ANDA was submitted. On November 17, 2009, we filed suit against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent by submitting to the FDA its ANDA for generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths. The relief we requested includes a request for a permanent injunction preventing Lupin from infringing the ‘838 Patent by selling generic versions of SOLODYN®. As a result of the filing of the suit, we believe that the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.
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
          On December 23, 2009, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for a generic version of SOLODYN® in 115mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the ‘838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ‘347 Patent and ‘373 Patent are not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed. On December 28, 2009, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent by submitting its supplement or amendment to its ANDA for a generic version of SOLODYN® in 65mg strength. On February 2, 2010, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent by submitting its supplement or amendment to its earlier filed ANDA for a generic version of SOLODYN® in 115mg strength.
          On July 1, 2010, we amended our complaint against Lupin in the United States District Court for the District of Maryland relating to Lupin’s filing of its ANDA, and amendments or supplements thereto, for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. We amended the complaint to assert new claims 19, 21, 23, 25 and 27-34 of the ‘838 Patent included in an Ex Parte Reexamination Certificate we received from the USPTO on June 1, 2010 in connection with a reexamination of the ‘838 Patent by the USPTO a the request of a third party. The complaint seeks an adjudication that Lupin has infringed one or more claims of the ‘838 Patent, including the new claims, by submitting the ANDA, and amendments or supplements thereto, to the FDA.
          On September 17, 2010, we received an additional Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Lupin’s Paragraph IV Patent Certification alleges that our U.S. Patent No. 7,790,705 (the “‘705 Patent”), which was issued to us by the

U.S. Patent and Trademark Office (“USPTO”) on September 7, 2010, will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.
          On October 18, 2010, we amended our complaint against Lupin in the United States District Court for the District of Maryland relating to Lupin’s filing of its ANDA, and amendments or supplements thereto for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. We amended the complaint to allege that Lupin has infringed one or more claims of the ‘705 Patent by submitting its ANDA, and amendments or supplements thereto, to the FDA to obtain approval for the commercial manufacture, use, offer for sale, sale, or distribution in and/or importation into the United States of its generic versions of SOLODYN® before the expiration of the ‘705 Patent.
          On December 3, 2010, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for generic versions of SOLODYN® in 55mg and 80mg strengths. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the ‘838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ‘705 Patent will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patents are invalid or not infringed. On January 10, 2011, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent and the ‘705 Patent by filing the supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 for generic versions of SOLODYN® in 55mg and 80mg strengths.
          On January 24, 2011, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for a generic version of SOLODYN® in 105mg strength. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that the ‘838 Patent is invalid. Lupin’s Paragraph IV Patent Certification also alleges that the ‘705 Patent will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the supplement or amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patents are invalid or not infringed. On March 2, 2011, we amended our complaint against Lupin seeking an adjudication that Lupin has infringed one or more claims of the ‘838 Patent and the ‘705 Patent by filing the supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 for generic versions of SOLODYN® in 105mg strength.
          On February 2, 2011, the Maryland Court issued an Order staying the litigation through and including April 1, 2011, to permit us and Lupin to discuss settlement of the litigation. On March 24, 2011, we and Lupin jointly requested that the Court extend the stay for an additional period through and including May 16, 2011, which was subsequently approved by the Court. On June 20, 2011, the Court issued a further Order staying the litigation through and including July 18, 2011.
          On April 19, 2011, we received a Paragraph IV Patent Certification from Lupin advising that Lupin had filed a supplement or amendment to its earlier filed ANDA assigned ANDA number 91-424 with the FDA for generic versions of SOLODYN® in 45mg, 55mg, 65mg, 80mg, 90mg, 105mg, 115mg and 135 mg strengths. Lupin has not advised us as to the timing or status of the FDA’s review of its filing, or whether Lupin has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that our newly issued U.S. Patent No. 7,919,483 (the “‘483 Patent”), which was issued to us by the USPTO on April 5, 2011, will not be infringed by Lupin’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. The expiration date for the ‘483 Patent is in February 2027. We are evaluating the details of Lupin’s certification letter and considering our options. Lupin’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.

          On July 21, 2011, we entered into a License and Settlement Agreement (the “Lupin Settlement Agreement”) with Lupin and Lupin Pharmaceuticals, Inc. (together referred to as “Lupin” hereunder). Under the terms of the Lupin Settlement Agreement, we agreed to grant to Lupin a future license to make and sell its generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths under the SOLODYN® intellectual property rights belonging to us, with the license grant effective November 26, 2011, or earlier under certain conditions. We also agreed to grant to Lupin future licenses to make and sell its generic versions of SOLODYN® in 65mg and 115mg strengths effective in February 2018, or earlier under certain conditions, and its generic versions of SOLODYN® in 55mg (against which Lupin’s Paragraph IV Patent Certification was the first received by us), 80mg and 105mg strengths effective in February 2019, or earlier under certain conditions. The Lupin Settlement Agreement provides that Lupin will be required to pay us royalties based on sales of Lupin’s generic SOLODYN® products pursuant to the foregoing licenses. Pursuant to the Lupin Settlement Agreement, the companies agreed to terminate all legal disputes between them relating to SOLODYN®. In addition, Lupin confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Lupin’s activities relating to Lupin’s generic SOLODYN® products under its ANDA. Lupin also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above.
Aurobindo SOLODYN® Litigation
          On October 26, 2010, we received a Paragraph IV Patent Certification from Aurobindo Pharma Limited (“Aurobindo Pharma”) advising that Aurobindo Pharma had filed an ANDA with the FDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Aurobindo Pharma has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Aurobindo Pharma’s Paragraph IV Patent Certification alleges that the ‘838 Patent is invalid. Aurobindo Pharma’s Paragraph IV Patent Certification also alleges that the ‘347 Patent, ‘373 Patent and ‘705 Patent are not infringed by Aurobindo Pharma’s manufacture, importation, use, sale and/or offer for sale of the products for which the ANDA was submitted.
          On December 3, 2010, we filed suit against Aurobindo Pharma and Aurobindo Pharma USA, Inc. (together, “Aurobindo”) in the United States District Court for the District of Delaware. On December 6, 2010, we also filed suit against Aurobindo in the United States District Court for the District of New Jersey. The suits seek an adjudication that Aurobindo has infringed one or more claims of the ‘838 Patent and the ‘705 Patent by submitting to the FDA an ANDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. The relief we requested includes a request for a permanent injunction preventing Aurobindo from infringing the asserted claims of the ‘838 Patent and the ‘705 Patent by engaging in the manufacture, use, importation, offer to sell, sale or distribution of generic versions of SOLODYN® before the expiration of the patents.
          On June 1, 2011, we received a Paragraph IV Patent Certification from Aurobindo advising that Aurobindo had filed a supplement or amendment to its earlier filed ANDA with the FDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Aurobindo has not advised us as to the timing or status of the FDA’s review of its filing, or whether Aurobindo has complied with FDA requirements for proving bioequivalence. Aurobindo’s Paragraph IV Patent Certification alleges that our newly issued U.S. Patent No. 7,919,483 (the "'483 Patent”), which was issued to us by the USPTO on April 15, 2011, will not be infringed by Aurobindo’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. The expiration date for the ‘483 Patent is in February 2027. We are evaluating the details of Aurobindo’s certification letter and considering our options. Aurobindo’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.
Nycomed VANOS® Litigation
          On April 7, 2010, we received a Paragraph IV Patent Certification from Nycomed US Inc. advising that Nycomed US Inc. had filed an ANDA with the FDA for a generic version of VANOS®. Nycomed US Inc. has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Nycomed US Inc.’s Paragraph IV Patent Certification alleges that our U.S. Patent Nos. 6,765,001 (the “‘001 Patent”) and 7,220,424 (the “‘424 Patent”) will not be infringed by Nycomed US Inc.’s manufacture, use, sale, offer for sale or importation of the product for which the ANDA was submitted.

          On May 19, 2010, we filed suit against Nycomed US Inc. and Nycomed GmbH (together, hereunder “Nycomed”) in the United States District Court for the Southern District of New York and the United States District Court for the District of Delaware seeking an adjudication that Nycomed has infringed one or more claims of our ‘001 Patent, ‘424 Patent and U.S. Patent No. 7,217,422 (the "'422 Patent”) by submitting the ANDA to the FDA. The relief we requested includes a request for a permanent injunction preventing Nycomed from infringing the patents by selling a generic version of VANOS® prior to the expiration of the asserted patents. On August 3, 2010, Nycomed responded in the New York action by filing an answer, affirmative defenses, and counterclaims alleging that the patents-in-suit are invalid, unenforceable, and will not be infringed by Nycomed’s proposed generic version of VANOS®, and a motion to dismiss certain claims related to the patents-in-suit. On August 3, 2010, Nycomed responded in the Delaware action by filing a motion to transfer the Delaware action to New York and a motion to dismiss certain claims related to the patents-in-suit. We responded to Nycomed’s motions and pleadings on December 15, 2010.
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
          On January 19, 2011, the Delaware court endorsed the parties’ stipulation withdrawing Nycomed’s pending motion to dismiss and ordering Nycomed to answer or otherwise respond to the complaint. On February 2, 2011, Nycomed filed an answer with affirmative defenses alleging that the patents are invalid, unenforceable, and will not be infringed by Nycomed’s proposed generic version of VANOS®. On March 31, 2011, the Delaware Court granted Nycomed’s motion to transfer the Delaware action to New York. On May 23, 2011, the New York Court consolidated the Delaware action with the New York action and entered a scheduling order. Pursuant to the Court’s schedule, discovery is set to close on May 4, 2012, and the parties are scheduled to submit a proposed Pretrial Order on June 1, 2012.
          On December 15, 2010, we filed a new complaint for patent infringement against Nycomed US Inc. in the United States District Court for the District of Delaware. Our new complaint seeks an adjudication that Nycomed US’s filing of its ANDA for fluocinonide cream 0.1% infringes one or more claims of our U.S. Patent No. 7,794,738 (the “‘738 Patent”). On February 15, 2011, Nycomed responded by filing a motion to transfer the new Delaware action to New York, as well as a motion to dismiss for failure to state a claim and lack of subject matter jurisdiction. Medicis opposed both motions on March 4, 2011, and Nycomed replied on April 12, 2011. On June 16, 2011, the Delaware Court granted Nycomed’s motion to transfer the case to New York. On July 19, 2011, Nycomed withdrew its motion to dismiss. On July 27, 2011, the New York Court consolidated this action with the other New York actions. Nycomed is scheduled to answer the complaint on August 12, 2011.
Stiefel VELTIN™ Litigation
          On July 28, 2010, we filed suit against Stiefel Laboratories, Inc., a subsidiary of GlaxoSmithKline plc (“Stiefel”), in the United States District Court for the Western District of Texas — San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel, which was approved by the FDA in 2010, will infringe one or more claims of our U.S. Patent No. RE41,134 (the “‘134 Patent”) covering our product ZIANA® Gel, a prescription topical gel indicated for the treatment of acne that was approved by the FDA in November 2006. The ‘134 Patent is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and expires in February 2015. We have rights to the ‘134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief we requested in the lawsuit includes a request for a permanent injunction preventing Stiefel from infringing the ‘134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the ‘134 Patent, including such activities relating to VELTIN™, and from inducing or contributing to any such activities. On October 8, 2010, we and the owner of the ‘134 Patent filed a motion for a Preliminary Injunction seeking to enjoin sales of VELTIN™. The motion for Preliminary Injunction remains pending.
Actavis ZIANA® Litigation
          On March 30, 2011, we received a Paragraph IV Patent Certification from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis has not advised us as to the timing or status of the FDA’s review of its filing, or whether Actavis has complied with FDA requirements for proving bioequivalence. Actavis’ Paragraph IV Patent Certification alleges that our U.S. Patent Nos. RE41,134 (the “‘134 Patent”) and 6,387,383 (the “‘383 Patent”) will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted. The expiration date for the ‘134 Patent is in 2015, and the expiration date for the ‘383 Patent is in 2020. On May 11, 2011, we filed suit against Actavis in the United States District Court for the District of Delaware. The suit seeks an adjudication that Actavis has infringed one or more clams of the ‘134 Patent and the ‘383 Patent by submitting its ANDA to the FDA. The relief we requested includes a request for a permanent injunction preventing Actavis from infringing the asserted claims of the ‘134 Patent and the ‘383 Patent by engaging in the commercial manufacture, use, offer to sell, or sale within the U.S., or importation into the U.S., of any chemical entity, therapeutic composition, or method of use claimed by the ‘134 Patent and the ‘383 Patent, and from inducing or contributing to such activities, prior to the expiration of the patents-in-suit. As a result of the filing of the suit, we believe that the ANDA cannot be approved by the FDA until after the expiration of the 30-month stay period or a court decision that the patents-in-suit are invalid or not infringed.
Acella TRIAZ® Litigation
          On August 19, 2010, we filed suit against Acella Pharmaceuticals, Inc. (“Acella”) in the United States District Court for the District of Arizona based on Acella’s manufacture and offer for sale of benzoyl peroxide foaming cloths which we believe infringe one or more claims of our U.S. Patent No. 7,776,355 (the “‘355 Patent”) covering certain of our products, including TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths indicated for the topical treatment of acne vulgaris. The ‘355 Patent was issued to us by the USPTO on August 17, 2010 and expires in June 2026. The relief we requested in the lawsuit includes a request for a Permanent Injunction preventing Acella from infringing the ‘355 Patent by engaging in the manufacture, use, importation, offer to sell, or sale of any products covered by the ‘355 Patent, including Acella’s benzoyl peroxide foaming cloths, and from inducing or contributing to any such activities. Acella filed with the USPTO a request for ex parte reexamination of the ‘355 Patent, and filed with the Court a request that the litigation be stayed for the duration of the reexamination. Both the request for reexamination and the request for a stay were initially denied. Acella resubmitted its request for reexamination to the USPTO, which was granted on December 15, 2010. Acella again requested that the case be stayed pending reexamination, and the Court again denied Acella’s request. We filed a motion for a Preliminary Injunction on December 10, 2010. The hearing on the Preliminary Injunction motion was to be combined with a “Markman Hearing” that was also scheduled for February 23, 2011. At a Markman Hearing, a court determines the scope of the patent’s claims. The Court held only the Markman Hearing on February 23, 2011, and deferred the hearing on the Preliminary Injunction motion until March 29, 2011. At the Markman Hearing, the Court determined the scope of the patent’s claims. Due to the need to postpone the March 29, 2011 hearing on the Preliminary Injunction due to scheduled conflicts, we withdrew our motion for a Preliminary Injunction in favor of a motion for an expedited trial. The case is now set for trial in January 2012.
LOPROX® Patent Litigation
          On July 19, 2011, we filed lawsuits against each of Perrigo Company, Inc. (“Perrigo”), Nycomed U.S., Inc. (hereunder “Nycomed”), and Taro Pharmaceuticals U.S.A., Inc. and Taro Pharmaceutical Industries, Ltd. (together, “Taro,” and collectively with Perrigo and Nycomed, the “Defendants”) in the United States District Court for the Southern District of New York. Each of the lawsuits seeks an adjudication that the respective Defendant is infringing one or more claims of our U.S. Patent No. 7,981,909 (the “‘909 Patent”) by making, using, offering for sale, selling in the U.S. or importing, without authority, a generic version of LOPROX® Shampoo (ciclopirox) 1%. Perrigo, Nycomed and Taro received FDA approval for generic ciclopirox 1% shampoos on or about February 16, 2010, May 25, 2010 and February 23, 2011, respectively. The relief we requested in each of the lawsuits includes damages and a request for a permanent injunction preventing the respective Defendant from selling a generic version of LOPROX® prior to the expiration of the ‘909 Patent. We have not yet effected formal service of the complaints.
          The information set forth under “Legal Matters” in Note 17 in the notes to the condensed consolidated financial statements, included in Part I, Item I of this Report, is incorporated herein by reference. The pending proceedings described in this section and in “Legal Matters” in Note 17 in the notes to the condensed consolidated financial statements included in Part I, Item I of this Report involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.
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

Item 6. Exhibits

Exhibit 10.1+	Medicis Pharmaceutical Corporation Supplemental Executive Retirement Plan

Exhibit 10.2+	Employment Agreement between the Company and Jonah Shacknai, dated June 24, 2011

Exhibit 10.3	Medicis Pharmaceutical Corporation Amended and Restated 2006 Incentive Award Plan(1)

Exhibit 10.4+	Form of Stock Option Agreement for Medicis Pharmaceutical Corporation Amended and Restated 2006 Incentive Award Plan

Exhibit 10.5+	Form of Amendment to Stock Option Award Agreement for Medicis Pharmaceutical Corporation Amended and Restated 2006 Incentive Award Plan

Exhibit 10.6+	Amendment No. 1 to the Medicis 1992 Stock Option Plan

Exhibit 10.7+	Amendment No. 1 to the Medicis 1995 Stock Option Plan

Exhibit 10.8+	Amendment No. 2 to the Medicis 1996 Stock Option Plan

Exhibit 10.9+	Amendment No. 3 to the Medicis 1998 Stock Option Plan

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101++*	The following financial information from Medicis Pharmaceutical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income for each of the three-month and six-month periods ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2011 and 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(1)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 6, 2011.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION
Date: August 9, 2011	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)