Form 10-Q
period 2011-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2011-11-09
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Class A Common Stock $.014 Par Value	63,092,598 (a)
(a) includes 1,923,292 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Part I.  Financial Information

Item 1.  Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	December 31, 2010

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$184,047	$218,362
Short-term investments	589,963	485,192
Accounts receivable, net	153,033	130,622
Inventories, net	30,872	35,282
Deferred tax assets, net	28,735	70,461
Other current assets	20,287	15,268
Assets held for sale from discontinued operations	8,103	13,127

Total current assets	1,015,040	968,314

Property and equipment, net	23,150	24,435
Intangible assets, net	189,752	195,308
Goodwill	92,398	92,398
Deferred tax assets, net	92,234	36,898
Long-term investments	45,734	21,480
Other assets	12,878	2,991

	$1,471,186	$1,341,824

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued

(in thousands, except share amounts)

	September 30, 2011	December 31, 2010

Liabilities	(unaudited)
Current liabilities:
Accounts payable	$47,318	$41,015
Current portion of contingent convertible senior notes	169,145	-
Reserve for sales returns	72,680	60,692
Accrued consumer rebates and loyalty programs	132,432	101,678
Managed care and Medicaid reserves	59,421	49,375
Income taxes payable	-	4,628
Other current liabilities	73,908	75,228
Liabilities held for sale from discontinued operations	6,335	7,276

Total current liabilities	561,239	339,892

Long-term liabilities:
Contingent convertible senior notes	181	169,326
Other liabilities	39,565	5,084
Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; issued and outstanding: none	-	-
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 74,732,033 and 71,863,191 at September 30, 2011 and December 31, 2010, respectively	1,029	995
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	-	-
Additional paid-in capital	743,367	715,651
Accumulated other comprehensive loss	(23,567)	(2,149)
Accumulated earnings	513,316	460,716
Less: Treasury stock, 13,354,705 and 12,897,610 shares at cost at September 30, 2011 and December 31, 2010, respectively	(363,944)	(347,691)

Total stockholders’ equity	870,201	827,522

	$1,471,186	$1,341,824

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net product revenues	$183,456	$174,581	$537,171	$509,907
Net contract revenues	1,212	2,515	3,237	6,327

Net revenues	184,668	177,096	540,408	516,234

Cost of product revenues (1)	17,169	17,778	49,737	49,215

Gross profit	167,499	159,318	490,671	467,019

Operating expenses:
Selling, general and administrative (2)	93,228	78,089	268,251	227,464
Research and development (3)	28,733	8,673	58,202	22,652
Depreciation and amortization	7,254	6,926	21,688	20,575
Impairment of intangible assets	2,259	2,293	2,259	2,293

Operating income	36,025	63,337	140,271	194,035

Interest and investment income	(1,283)	(1,061)	(3,796)	(3,001)
Interest expense	1,267	1,058	3,467	3,177
Other expense, net	-	-	-	257

Income from continuing operations before income tax expense	36,041	63,340	140,600	193,602

Income tax expense	13,091	29,834	56,454	79,150

Net income from continuing operations	22,950	33,506	84,146	114,452

Loss from discontinued operations, net of income tax benefit	3,498	5,928	16,551	15,005

Net income	$19,452	$27,578	$67,595	$99,447

Basic net income per share - continuing operations	$0.36	$0.56	$1.35	$1.90

Basic net loss per share - discontinued operations	$(0.06)	$(0.10)	$(0.27)	$(0.26)

Basic net income per share	$0.31	$0.46	$1.09	$1.65

Diluted net income per share - continuing operations	$0.34	$0.51	$1.25	$1.75

Diluted net loss per share - discontinued operations	$(0.06)	$(0.10)	$(0.27)	$(0.26)

Diluted net income per share	$0.29	$0.42	$1.01	$1.52

Cash dividend declared per common share	$0.08	$0.06	$0.24	$0.18

Common shares used in calculating:
Basic net income per share	61,336	58,509	60,264	58,278

Diluted net income per share	67,914	64,687	66,960	64,437

(1) amounts exclude amortization of intangible assets related to acquired products	$5,266	$5,184	$15,984	$15,551
(2) amounts include share-based compensation expense	$4,343	$7,534	$19,331	$12,491
(3) amounts include share-based compensation expense	$95	$412	$1,114	$512

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended

	September 30, 2011	September 30, 2010

Operating Activities:
Net income	$67,595	$99,447
Loss from discontinued operations, net of income tax benefit	16,551	15,005

Net income from continuing operations	84,146	114,452

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	21,688	20,575
Impairment of intangible assets	2,259	2,293
Amortization of prior service costs, supplemental executive retirement plan	1,599	-
Adjustment of impairment of available-for-sale investments	-	260
(Gain) loss on sale of available-for-sale investments, net	(105)	910
Unrealized gain on supplemental executive retirement plan investments	(47)	-
Share-based compensation expense	20,445	13,003
Deferred income tax (benefit) expense	(1,821)	16,708
Tax benefit (expense) from exercise of stock options and vesting of restricted stock awards	2,265	(869)
Excess tax benefits from share-based payment arrangements	(3,403)	(369)
Increase in provision for sales discounts and chargebacks	996	1,221
Accretion of premium on investments	3,774	2,833
Changes in operating assets and liabilities:
Accounts receivable	(23,407)	(49,847)
Inventories	4,410	(11,055)
Other current assets	(5,019)	(5,916)
Accounts payable	6,303	5,063
Reserve for sales returns	11,988	9,345
Accrued consumer rebates and loyalty programs	30,754	25,129
Managed care and Medicaid reserves	10,046	3,510
Income taxes payable	(4,628)	(12,656)
Other current liabilities	(13,929)	916
Other liabilities	710	(2,879)

Net cash provided by operating activities from continuing operations	149,024	132,627

Net cash used in operating activities from discontinued operations	(12,287)	(8,332)

Net cash provided by operating activities	136,737	124,295

Investing Activities:
Purchase of property and equipment	(4,225)	(5,272)
Payments for purchase of product rights	(12,880)	715
Purchase of investments for supplemental executive retirement plan	(9,840)	-
Purchase of available-for-sale investments	(602,765)	(315,023)
Sale of available-for-sale investments	199,574	104,135
Maturity of available-for-sale investments	269,830	94,475

Net cash used in investing activities from continuing operations	(160,306)	(120,970)

Net cash used in investing activities from discontinued operations	-	(1,224)

Net cash used in investing activities	(160,306)	(122,194)

Financing Activities:
Payment of dividends	(13,568)	(9,588)
Purchase of treasury stock	(1,775)	-
Cash paid in advance under structured share repurchase arrangements	(50,000)	-
Withholding of common shares for tax obligations on vested restricted stock awards	(6,508)	(3,426)
Excess tax benefits from share-based payment arrangements	3,403	369
Proceeds from the exercise of stock options	58,071	13,114

Net cash (used in) provided by financing activities	(10,377)	469

Effect of exchange rate on cash and cash equivalents	(369)	102

Net (decrease) increase in cash and cash equivalents	(34,315)	2,672
Cash and cash equivalents at beginning of period	218,362	207,941

Cash and cash equivalents at end of period	$184,047	$210,613

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, hyperpigmentation, photoaging, psoriasis, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 12 branded products. Its primary brands are DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, VANOS® and ZIANA®. Medicis entered the non-invasive body contouring market with its acquisition of LipoSonix in July 2008. Beginning in the first quarter of 2011, the Company classifies the LipoSonix business as a discontinued operation for financial statement reporting purposes. See Note 2.

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

On February 25, 2011, the Company announced that as a result of the Company’s strategic planning process and the current regulatory and commercial capital equipment environment, the Company determined to explore strategic alternatives for its LipoSonix business including, but not limited to, the sale of the stand-alone business. As a result of this decision, the Company now classifies the LipoSonix business as a discontinued operation for financial statement reporting purposes, including comparable period results. The Company engaged an investment banking firm to assist the Company in its exploration of strategic alternatives for LipoSonix. On November 1, 2011, the Company sold LipoSonix to Solta Medical, Inc. See Note 21.

Intangible assets and property and equipment related to LipoSonix were determined to be impaired as of December 31, 2010, based on the Company’s analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $7.7 million related to LipoSonix intangible assets and $2.1 million related to LipoSonix property and equipment during the three months ended December 31, 2010. The write-down of intangible assets and property and equipment related to LipoSonix represented the full carrying value of the respective assets as of December 31, 2010. Therefore, no depreciation or amortization expense was recognized during the nine months ended September 30, 2011 related to the discontinued operations, as the long-lived assets of the discontinued operations were written down to $0 as of December 31, 2010.

The following is a summary of loss from discontinued operations, net of income tax benefit, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net revenues	$157	$218	$513	$1,615
Cost of revenues	87	251	2,543	1,097

Gross profit	70	(33)	(2,030)	518

Operating expenses:
Selling, general and administrative	3,478	5,351	15,072	12,892
Research and development	1,788	3,589	8,436	10,191
Depreciation and amortization	-	322	-	965

Loss from discontinued operations before income tax benefit	(5,196)	(9,295)	(25,538)	(23,530)

Income tax benefit	(1,698)	(3,367)	(8,987)	(8,525)

Loss from discontinued operations, net of income tax benefit	$(3,498)	$(5,928)	$(16,551)	$(15,005)

The Company includes only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no interest expense or general corporate overhead costs have been allocated to the LipoSonix discontinued operations. Included in cost of revenues for the nine months ended September 30, 2011 was a $1.9 million charge related to an increase in the valuation reserve for LipoSonix inventory that is not expected to be sold.

The following is a summary of assets and liabilities held for sale associated with the LipoSonix discontinued operations as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$572	$629
Accounts receivable, net	65	129
Inventories, net	4,050	4,495
Deferred tax assets, net	3,162	7,328
Other assets	254	546

Assets held for sale from discontinued operations	$8,103	$13,127

Accounts payable	$1,694	$1,802
Other liabilities	4,641	5,474

Liabilities held for sale from discontinued operations	$6,335	$7,276

The following is a summary of net cash used in operating activities from discontinued operations for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended

	September 30,	September 30,
	2011	2010

Loss from discontinued operations, net of income tax benefit	$(16,551)	$(15,005)
Depreciation and amortization	-	965
Share-based compensation expense	(129)	1,116
Decrease in assets held for sale from discontinued operations	5,024	1,774
(Decrease) increase in liabilities held for sale from discontinued operations	(631)	2,818

Net cash used in operating activities from discontinued operations	$(12,287)	$(8,332)

Net cash used in investing activities from discontinued operations of $1.2 million for the nine months ended September 30, 2010 represents purchases of property and equipment.

3.	SHARE-BASED COMPENSATION

At September 30, 2011, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards.

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

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2011, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2011, was approximately $1.2 million and the related weighted average period over which it is expected to be recognized is approximately 2.5 years. All of the unrecognized compensation cost related to stock option awards relates to continuing operations.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2010	6,491,353	$30.01

Granted	79,933	$34.30
Exercised	(2,385,326)	$27.69
Terminated/expired	(80,705)	$36.82

Balance at September 30, 2011	4,105,255	$31.31	2.7	$ 24,374,272

The intrinsic value of options exercised during the nine months ended September 30, 2011 was $20,534,415. Options exercisable under the Company’s share-based compensation plans at September 30, 2011 were 3,951,443, with a weighted average exercise price of $31.51, a weighted average remaining contractual term of 2.5 years, and an aggregate intrinsic value of $22,784,758.

A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of September 30, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, net of expected forfeitures	3,843,409	$31.54	2.7	$21,951,973
Exercisable, net of expected forfeitures	3,730,281	$31.64	2.5	$21,021,472

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
	September 30, 2011	September 30, 2010

Expected dividend yield	0.77% to 0.88%	1.02% to 1.06%
Expected stock price volatility	0.33	0.33
Risk-free interest rate	2.47% to 2.81%	2.82% to 3.04%
Expected life of options	7.0 Years	7.0 Years

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

The weighted average fair value of stock options granted during the nine months ended September 30, 2011 and 2010, was $12.25 and $8.28, respectively.

Restricted Stock Awards

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. As of September 30, 2011, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2011, was approximately $34.8 million, and the related weighted average period over which it is expected to be recognized is approximately 3.2 years. All of the unrecognized compensation cost related to nonvested restricted stock awards relates to continuing operations.

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2011, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2010	1,794,445	$17.94

Granted	758,457	$31.48
Vested	(485,030)	$19.19
Forfeited	(29,619)	$24.00

Nonvested at September 30, 2011	2,038,253	$22.59

The total fair value of restricted shares vested during the nine months ended September 30, 2011 and 2010 was approximately $9.3 million and $7.8 million, respectively.

Stock Appreciation Rights

During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SAR is expensed over the service period of the employee receiving the grant, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. As of September 30, 2011, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to September 30, 2011, based on the remeasurement at September 30, 2011, was approximately $31.2 million, and the related weighted average period over which it is expected to be recognized is approximately 3.0 years. All of the unrecognized compensation cost related to outstanding SARs relates to continuing operations.

The fair value of each SAR was estimated on the date of the grant, and was remeasured at quarter-end, using the Black-Scholes option pricing model with the following assumptions:

	SARs Granted During the Nine Months Ended September 30, 2011	SARs Granted During the Nine Months Ended September 30, 2010	Remeasurement as of September 30, 2011

Expected dividend yield	0.87%	0.89% to 1.06%	0.88%
Expected stock price volatility	0.32	0.32 to 0.33	0.36
Risk-free interest rate	3.12%	2.06% to 3.07%	0.96% to 1.43%
Expected life of SARs	7.0 Years	7.0 Years	4.4 to 6.5 Years

The weighted average fair value of SARs granted during the nine months ended September 30, 2011 and 2010, as of the respective grant dates, was $9.90 and $8.16, respectively. The weighted average fair value of all SARs outstanding as of the remeasurement date of September 30, 2011 was $20.66.

A summary of SARs activity for the nine months ended September 30, 2011 is as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2010	3,030,142	$16.99

Granted	64,135	$27.56
Exercised	(279,852)	$15.54
Terminated/expired	(191,284)	$16.21

Balance at September 30, 2011	2,623,141	$17.46	5.0	$49,884,864

The intrinsic value of SARs exercised during the nine months ended September 30, 2011 was $5,701,172.

As of September 30, 2011, 88,268 SARs were exercisable, with a weighted average exercise price of $17.35, a weighted average remaining contractual term of 5.0 years, and an aggregate intrinsic value of $1,688,693.

Total share-based compensation expense related to continuing operations recognized during the three months and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Stock options	$187	$307	$670	$1,145
Restricted stock awards	2,794	2,401	8,593	5,577
Stock appreciation rights	1,457	5,238	11,182	6,281

Total share-based compensation expense	$4,438	$7,946	$20,445	$13,003

4.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On June 24, 2011, the Company’s Compensation Committee adopted the Medicis Pharmaceutical Supplemental Executive Retirement Plan, as such plan may be amended from time to time (the “SERP”), a non-qualified, noncontributory, defined benefit pension plan that provides supplemental retirement income for a select group of officers, including the Company’s named executive officers. The SERP is effective as of June 1, 2011. Retirement benefits are calculated based on a SERP participant’s (1) years of service and (2) average earnings (base salary plus cash bonus or incentive payments) during any three calendar years of service (regardless of whether the years are consecutive), beginning with the 2009 calendar year. The SERP retirement benefit is intended to be paid to participants who reach the “normal retirement date,” which is age 65, or age 59  1/2 with twenty years of service, subject to certain exceptions.

A SERP participant vests in 1/6th of his or her retirement benefit per plan year, (which runs from June 1 to May 31), effective as of the first day of the plan year, and becomes fully vested in his or her accrued retirement benefit upon (1) the participant’s normal retirement date, provided that the participant has at least fifteen years of service with the Company and is employed by the Company on such date, (2) the participant’s separation from service due to a discharge without “cause” or resignation for “good reason” (as such terms are defined in the participant’s employment agreement, or in the absence of such employment agreement or definitions, in the Company’s Executive Retention Plan), or (3) a “change in control” of the Company. A SERP participant accrues his or her retirement benefit based on (x) the participant’s number of years of service with the Company (including prior years of service), divided by (y) the number of years designated for such participant’s tier (which ranges from five to twenty years).

Participants in the SERP received credit for prior service with the Company. The prior service accrued benefit of approximately $33.8 million was recorded during the three months ended June 30, 2011 as other comprehensive income within stockholders’ equity, and is amortized as compensation expense over the remaining service years of each participant. The Company also established a deferred tax asset of approximately $12.0 million, the benefit of which was also recorded in other comprehensive income. Amortization of prior service costs recognized as compensation expense during the three and nine months ended September 30, 2011, was approximately $1.2 million and $1.6 million, respectively.

Compensation expense recognized during the three months ended September 30, 2011 related to current service costs was approximately $0.3 million. Interest cost accrued related to prior and current service costs during the three months ended September 30, 2011 was approximately $0.4 million. The total present value of accrued benefits for the SERP as of September 30, 2011 was approximately $34.5 million, which is included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2011.

During the three months ended September 30, 2011, the Company purchased life insurance policy investments of approximately $9.8 million to fund the SERP. The life insurance policies cover the SERP participants. The Company intends to make similar annual purchases during each of the next four years. A net gain on the investments of approximately $0.1 million was recognized during the three months ended September 30, 2011. The Company’s expected return on the plan assets is 4%. The total investment related to the SERP of $9.9 million is included in other assets in the Company’s condensed consolidated balance sheets as of September 30, 2011, and is the cash surrender value of the life insurance policies, representing the fair value of the plan assets.

5.	SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At September 30, 2011, the Company has recorded the estimated fair value of available-for-sale securities in short-term and long-term investments of approximately $590.0 million and $45.7 million, respectively.

Available-for-sale securities consist of the following at September 30, 2011 (in thousands):

	September 30, 2011

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment Losses	Fair Value

Corporate notes and bonds	$345,409	$211	$(949)	$-	$344,671
Federal agency notes and bonds	239,360	532	(56)	-	239,836
Auction rate floating securities	24,300	-	(6,232)	-	18,068
Asset-backed securities	33,114	13	(5)	-	33,122

Total securities	$642,183	$756	$(7,242)	$-	$635,697

During the three and nine months ended September 30, 2011, gross realized gains on sales of available-for-sale securities totaled $0.1 million. During the three and nine months ended September 30, 2011, there were no significant gross realized losses on sales of available-for-sale securities. Gross unrealized gains and losses are determined based on the specific identification method. The net adjustment to unrealized losses during the nine months ended September 30, 2011, on available-for-sale securities included in stockholders’ equity totaled $0.4 million. The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2011, by maturity, are shown below (in thousands):

	September 30, 2011

	Cost	Estimated Fair Value

Available-for-sale
Due in one year or less	$ 296,177	$ 296,406
Due after one year through five years	321,706	321,223
Due after 10 years	24,300	18,068

	$ 642,183	$ 635,697

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At September 30, 2011, approximately $45.7 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.

As of September 30, 2011, the Company’s investments included auction rate floating securities with a fair value of $18.1 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets from 2008 through the first nine months of 2011 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.

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

The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 (in thousands):

	Less Than 12 Months		Greater Than 12 Months

	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Corporate notes and bonds	$208,222	$948	$-	$-
Federal agency notes and bonds	71,824	56	-	-
Auction rate floating securities	-	-	18,068	6,232
Asset-backed securities	9,322	5	-	-

Total securities	$289,368	$1,009	$18,068	$6,232

As of September 30, 2011, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.

6.	FAIR VALUE MEASUREMENTS

As of September 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities.

The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (See Note 5). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of September 30, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at September 30, 2011, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using

	Sept. 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate notes and bonds	$344,671	$344,671	$-	$-
Federal agency notes and bonds	239,836	239,836	-	-
Auction rate floating securities	18,068	-	-	18,068
Asset-backed securities	33,122	33,122	-	-

Total assets measured at fair value	$635,697	$617,629	$-	$18,068

The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction Rate Floating Securities

Balance at June 30, 2011	$19,884
Transfers to (from) Level 3	-
Total gains (losses) included in other (income) expense, net	-
Total gains included in other comprehensive income	459
Purchases	-
Settlements	(2,275)

Balance at September 30, 2011	$18,068

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction Rate Floating Securities

Balance at December 31, 2010	$21,480
Transfers to (from) Level 3	-
Total gains (losses) included in other (income) expense, net	-
Total gains included in other comprehensive income	863
Purchases	-
Settlements	(4,275)

Balance at September 30, 2011	$18,068

7.	RESEARCH AND DEVELOPMENT

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

Research and development expense for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Ongoing research and development costs	$7,638	$3,261	$21,588	$17,141
Payments related to strategic collaborations	21,000	5,000	35,500	5,000
Share-based compensation expense	95	412	1,114	511

Total research and development	$28,733	$8,673	$58,202	$22,652

8.	STRATEGIC COLLABORATIONS

Joint Development Agreement with Lupin

On July 21, 2011, the Company entered into a Joint Development Agreement (the “Joint Development Agreement”) with Lupin Limited, on behalf of itself and its affiliates (hereinafter collectively referred to in this paragraph as “Lupin”), whereby the Company and Lupin will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein, the Company made an up-front $20.0 million payment to Lupin and will make additional payments to Lupin of up to $38.0 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the agreement. In addition, the Company will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Joint Development Agreement. The $20.0 million up-front payment was recognized as research and development expense during the three months ended September 30, 2011.

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

Research and Development Agreement with Anacor

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

During the quarter ended September 30, 2011, an intangible asset related to an authorized generic product from which the Company receives contract revenue was determined to be impaired based on the Company’s analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of $2.3 million related to this intangible asset.

Factors affecting the future cash flows of the contract revenue related to the authorized generic product included projected net revenues for the authorized generic product for which the Company receives contract revenue being less than originally anticipated.

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

10.	SEGMENT AND PRODUCT INFORMATION

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

Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Acne and acne-related dermatological products	$119,119	$118,506	$345,711	$363,483
Non-acne dermatological products	55,659	49,499	165,599	124,767
Non-dermatological products	9,890	9,091	29,098	27,984

Total net revenues	$184,668	$177,096	$540,408	$516,234

	Three Months Ended		Nine Months Ended

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Acne and acne-related dermatological products	65%	67%	64%	70%
Non-acne dermatological products	30	28	31	24
Non-dermatological products	5	5	5	6

Total net revenues	100%	100%	100%	100%

11.	INVENTORIES

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

Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of September 30, 2011 and December 31, 2010, there were no costs capitalized into inventory for products that had not yet received regulatory approval.

Inventories are as follows (in thousands):

	September 30, 2011	December 31, 2010

Raw materials	$11,251	$15,801
Work-in-process	3,343	3,236
Finished goods	19,837	24,838
Valuation reserve	(3,559)	(8,593)

Total inventories	$30,872	$35,282

12.	OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in thousands):

	September 30, 2011	December 31, 2010

Accrued incentives, including SARs liability	$38,022	$33,923
Deferred revenue	9,094	16,422
Other accrued expenses	26,792	24,883

	$73,908	$75,228

Deferred revenue is comprised of the following (in thousands):

	September 30, 2011	December 31, 2010

Deferred revenue - aesthetics products, net of cost of revenue	$8,155	$10,334
Deferred contract revenue	662	3,014
Deferred revenue - sales into distribution channel in excess of eight weeks of projected demand	198	582
Other deferred revenue	79	2,492

	$9,094	$16,422

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

In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. Contingent interest of $0.3 million was payable at September 30, 2011. No contingent interest related to the Old Notes was payable at December 31, 2010. The Old Notes will mature on June 4, 2032.

The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2012 and June 4, 2017, or upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017. As of September 30, 2011, $169.1 million of the Old Notes and $60.3 million of deferred tax liabilities were classified as current liabilities in the Company’s condensed consolidated balance sheets. The $60.3 million of deferred tax liabilities were included within current deferred tax assets, net. If all of the Old Notes are put back to the Company on June 4,

2012, the Company would be required to pay $169.1 million in outstanding principal, plus accrued interest. The Company would also be required to pay the accumulated deferred tax liability related to the Old Notes.

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

The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at September 30, 2011 or December 31, 2010. The New Notes mature on June 4, 2033.

As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.

Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of September 30, 2011 and December 31, 2010.

The remaining New Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•

during any quarter commencing after September 30, 2003, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter, including the last trading day of such quarter, is more than 120% of the conversion price of the New Notes, or $46.51. The New Notes are initially convertible at a conversion price of $38.76 per share, which is equal to a conversion rate of approximately 25.7998 shares per $1,000 principal amount of New Notes, subject to adjustment;

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

During the quarters ended June 30, 2011 and September 30, 2011, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended June 30, 2011 and September 30, 2011. During the quarter ended September 30, 2011, no holders of Old Notes converted their Old Notes into shares of the Company’s Class A common stock. The holders of Old Notes have this conversion right only until December 31, 2011. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended September 30, 2011, the New Notes did not meet the criteria for the right of conversion.

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

At September 30, 2011, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At September 30, 2011, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

At September 30, 2011, the Company has an unrealized tax loss of $21.9 million related to the Company’s option to acquire a privately-held U.S. biotechnology company. If the Company fails to exercise its option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. At September 30, 2011, the Company has recorded a valuation allowance of $7.9 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

During the three months ended September 30, 2011, the Company recognized a deferred tax asset of $31.9 million related to the excess of tax basis in the common stock of Medicis Technologies Corporation over the carrying amount for financial reporting purposes. The deferred tax asset was recognized due to the expected reversal of this basis upon the sale by the Company of the common stock of Medicis Technologies Corporation. The Company closed its sale of Medicis Technologies Corporation to Solta Medical, Inc., on November 1, 2011 (See Note 21). A capital loss will be recognized on the sale of the common stock of Medicis Technologies Corporation to Solta Medical, Inc. during the three months ended December 31, 2011. As a capital loss can only be used to offset capital gains, the Company has recorded at September 30, 2011, a valuation allowance of $31.9 million against the deferred tax asset associated with this basis difference in order to reduce the carrying value of the deferred tax asset to $0.

During the three months ended September 30, 2011 and September 30, 2010, the Company made net tax payments of $13.0 million and $14.7 million, respectively. During the nine months ended September 30, 2011 and September 30, 2010, the Company made net tax payments of $51.0 million and $62.4 million, respectively.

The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through 2007. The state of California conducted an examination of the Company’s tax returns for the periods ending June 30, 2005, December 31, 2005, December 31, 2006 and December 31, 2007. During the three months ended March 31, 2011, the Company reached a settlement for all periods with the state of California and paid approximately $0.5 million. The state of California has also notified the Company of an upcoming examination of the Company’s tax returns for the periods ending December 31, 2008 and December 31, 2009.

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

At September 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $1.0 million and $1.4 million, respectively. The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the Company’s effective tax rate in a future period is $0.6 million and $0.9 million as of September 30, 2011 and December 31, 2010, respectively. During the next twelve months, the Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.7 million.

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $0.5 million for the payment of interest and penalties accrued (net of tax benefit) at September 30, 2011 and December 31, 2010.

15.	DIVIDENDS DECLARED ON COMMON STOCK

On September 14, 2011, the Company announced that its Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of the Company’s Class A common stock, which was paid on October 31, 2011, to stockholders of record at the close of business on October 3, 2011. The $5.1 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2011. The Company has not adopted a dividend policy.

16.	COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income (loss), which consists of foreign currency translation adjustments, unrealized gains and losses on available-for-sale investments and unamortized prior service costs related to the Company’s supplemental executive retirement plan, net of income tax effects. Total comprehensive income for the three months ended September 30, 2011 and 2010, was $19.2 million and $28.4 million, respectively. Total comprehensive income for the nine months ended September 30, 2011 and 2010, was $46.2 million and $101.3 million, respectively. Included as a reduction of total comprehensive income for the nine months ended September 30, 2011 is $21.4 million related to the establishment of prior service costs related to the Company’s supplemental executive retirement plan, net of income tax benefit.

17.	STOCK REPURCHASE

On August 8, 2011, the Company announced that its Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. Any repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions.

The number of shares to be repurchased and the timing of repurchases will depend on a variety of factors, including, but not limited to, stock price, economic and market conditions and corporate and regulatory requirements. It is intended that any repurchases will be funded by existing general corporate funds. The plan does not obligate the Company to repurchase any common stock. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or the time at which the purchase limit is reached, but may be suspended or terminated at any time at the Company’s discretion without prior notice.

In accordance with this plan, the Company purchased 49,264 shares of its Class A common stock in the open market at a weighted average cost of $36.03 per share during the three months ended September 30, 2011.

As part of its stock repurchase program, the Company may from time to time enter into structured share repurchase agreements with financial institutions. These agreements generally require the Company to make one or more cash payments in exchange for the right to receive shares of its common stock and/or cash at the expiration of the agreement and/or at various times during the term of the agreement, generally based on the market price of the Company’s common stock during the relevant valuation period or periods, but the Company may enter into structured share repurchase agreements with different features.

In August 2011, the Company entered into structured share repurchase arrangements and purchased from a financial institution over the counter “in-the-money” capped call options for an aggregate premium of $50.0 million. The capped call options have various scheduled expiration dates within the month of November 2011. An option will be automatically exercised if the market price of the Company’s Class A common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of the Company’s Class A common stock on the relevant expiration date is below the applicable lower strike price, the relevant option will expire with no value. If the market price of the Company’s Class A common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to the Company will be the then-current market price less that lower strike price and the relevant options will be physically settled. If the market price of the Company’s Class A common stock is above the applicable upper strike price, the value per option to the Company will be the difference between the applicable upper strike price and lower strike price and the default settlement method for the relevant options will be cash settlement, although the Company may elect physical settlement subject to certain conditions. Under these arrangements, any prepayments made or cash payments received at settlement are recorded as a component of additional paid-in capital in the Company’s condensed consolidated balance sheets.

After giving effect to the purchases during the three months ended September 30, 2011 and the purchase of the capped call options, the remaining authorized amount under the plan is approximately $148.2 million.

18.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	September 30, 2011			September 30, 2010
	Continuing Operations	Discontinued Operations	Net Income	Continuing Operations	Discontinued Operations	Net Income

BASIC

Net income (loss)	$22,950	$(3,498)	$19,452	$33,506	$(5,928)	$27,578
Less: income (loss) allocated to participating securities	702	-	583	980	-	802

Net income (loss) available to common stockholders	22,248	(3,498)	18,869	32,526	(5,928)	26,776
Weighted average number of common shares outstanding	61,336	61,336	61,336	58,509	58,509	58,509

Basic net income (loss) per common share	$0.36	$(0.06)	$0.31	$0.56	$(0.10)	$0.46

DILUTED

Net income (loss)	$22,950	$(3,498)	$19,452	$33,506	$(5,928)	$27,578
Less: income (loss) allocated to participating securities	702	-	583	980	-	802

Net income (loss) available to common stockholders	22,248	(3,498)	18,869	32,526	(5,928)	26,776
Less:
Undistributed earnings allocated to unvested stockholders	(579)	-	(466)	(899)	-	(721)
Add:
Undistributed earnings re-allocated to unvested stockholders	572	-	460	894	-	717
Add:
Tax-effected interest expense related to Old Notes	799	-	799	666	-	666

Net income (loss) assuming dilution	$23,040	$(3,498)	$19,662	$33,187	$(5,928)	$27,438

Weighted average number of common shares outstanding	61,336	61,336	61,336	58,509	58,509	58,509
Effect of dilutive securities:
Old Notes	5,823	-	5,823	5,823	-	5,823
New Notes	4	-	4	4	-	4
Stock options	751	-	751	351	-	351

Weighted average number of common shares assuming dilution	67,914	61,336	67,914	64,687	58,509	64,687

Diluted net income (loss) per common share	$0.34	$(0.06)	$0.29	$0.51	$(0.10)	$0.42

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Continuing Operations	Discontinued Operations	Net Income	Continuing Operations	Discontinued Operations	Net Income

BASIC

Net income (loss)	$84,146	$(16,551)	$67,595	$114,452	$(15,005)	$99,447
Less: income (loss) allocated to participating securities	2,645	-	2,097	3,698	-	3,204

Net income (loss) available to common stockholders	81,501	(16,551)	65,498	110,754	(15,005)	96,243
Weighted average number of common shares outstanding	60,264	60,264	60,264	58,278	58,278	58,278

Basic net income (loss) per common share	$1.35	$(0.27)	$1.09	$1.90	$(0.26)	$1.65

DILUTED

Net income (loss)	$84,146	$(16,551)	$67,595	$114,452	$(15,005)	$99,447
Less: income (loss) allocated to participating securities	2,645	-	2,097	3,698	-	3,204

Net income (loss) available to common stockholders	81,501	(16,551)	65,498	110,754	(15,005)	96,243
Less:
Undistributed earnings allocated to unvested stockholders	(2,244)	-	(1,709)	(3,413)	-	(2,919)
Add:
Undistributed earnings re-allocated to unvested stockholders	2,213	-	1,685	3,395	-	2,903
Add:
Tax-effected interest expense related to Old Notes	2,175	-	2,175	1,998	-	1,998
Tax-effected interest expense related to New Notes	1	-	1	1	-	1

Net income (loss) assuming dilution	$83,646	$(16,551)	$67,650	$112,735	$(15,005)	$98,226

Weighted average number of common shares outstanding	60,264	60,264	60,264	58,278	58,278	58,278
Effect of dilutive securities:
Old Notes	5,823	-	5,823	5,823	-	5,823
New Notes	4	-	4	4	-	4
Stock options	869	-	869	332	-	332

Weighted average number of common shares assuming dilution	66,960	60,264	66,960	64,437	58,278	64,437

Diluted net income (loss) per common share	$1.25	$(0.27)	$1.01	$1.75	$(0.26)	$1.52

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

The diluted net income per common share computation for the three months ended September 30, 2011 and 2010 excludes 1,695,545 and 7,511,980 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive. The diluted net income per common share computation for the nine months ended September 30, 2011 and 2010 excludes 2,581,316 and 9,969,349 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive.

Due to the net loss from discontinued operations during the three and nine months ended September 30, 2011 and 2010, diluted earnings per share and basic earnings per share from discontinued operations are the same, as the effect of potentially dilutive securities would be anti-dilutive.

19.	COMMITMENTS AND CONTINGENCIES

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

On June 6, 2011, the Company, certain of its current officers who are named in the complaint, and the Company’s outside auditors entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending action. On September 21, 2011, the parties filed with the Court a motion for preliminary approval of a Settlement Stipulation (the “Class Action Stipulation”) setting forth the terms of the settlement. The Court granted the motion for preliminary approval on November 2, 2011, ordered that notice be given to class participants and set a hearing for final approval for February 23, 2012. Under the terms of the Class Action Stipulation, the Company’s portion of the settlement will be paid entirely by insurance. The Company’s outside auditors will contribute to the settlement. The Company itself is not required to make any payments to fund the settlement, and the Class Action Stipulation contains no admission of liability by the Company or the named individuals in the action, the allegations of which are expressly denied therein. The Class Action Stipulation remains subject to notice to the class participants and final approval by the Court. In the event the settlement is not finally approved by the Court, the Company will continue to vigorously defend the claims in the class action lawsuits. There can be no assurance that the Court will approve the settlement, or that the Company will otherwise ultimately be successful in settling the lawsuits or in defending the lawsuits, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved.

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

On June 6, 2011, the Company and certain of its current officers and directors who are named in the complaints entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending actions. On October 7, 2011, the parties filed with the Court a motion for preliminary approval of a settlement stipulation (the “Derivative Lawsuits Stipulation”) setting forth the terms of the settlement. The Court granted the motion for preliminary approval on November 3, 2011, ordered that notice be given to stockholders and set a hearing for final approval for December 14, 2011. The only financial component under the Derivative Lawsuits Stipulation, which remains subject to final Court approval among other customary conditions, involves payment of plaintiffs’ attorneys’ fees, which will be paid entirely by insurance. The Company itself is not required to make any payments to fund the settlement. The settlement also reflects certain control and other enhancements taken by the Company in connection with and subsequent to the restatement of its consolidated financial statements in 2008. The Derivative Lawsuits Stipulation contains no admission of liability by the Company or the named individuals in the lawsuits, the allegations of which are expressly denied therein. In the event the Derivative Lawsuits Stipulation is not finally approved by the Court, the Company will continue to vigorously defend the claims in the derivative lawsuits. There can be no assurance that the Court will approve the settlement, or that the Company will otherwise ultimately be successful in settling the lawsuits or in defending the lawsuits, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved.

Hyperion Arbitration

On June 23, 2011, Hyperion Therapeutics, Inc. (“Hyperion”) filed a demand for arbitration before the American Arbitration Association for a determination of the rights and obligations of Hyperion and Ucyclyd Pharma, Inc., a subsidiary of the Company (“Ucyclyd”), under a collaboration agreement between the parties, dated August 23, 2007, as amended (the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, Hyperion is responsible for the ongoing research and development of a compound referred to as HPN-100 (formerly known as GT4P) for the treatment of urea cycle disorder, hepatic encephalopathies and other indications. In addition, if certain specified conditions are satisfied, then Hyperion will have certain purchase rights under the Collaboration Agreement with respect to HPN-100, as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will be required to pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that will be granted to Hyperion upon exercise of the purchase rights. In its demand for arbitration, Hyperion requested a judgment regarding the rights of the parties in connection with the development activities relating to HPN-100, including relating to the submission of a NDA to the FDA for HPN-100 for the treatment of urea cycle disorder. The Company responded to the demand for arbitration on July 28, 2011. In its response, the Company denied the allegations of Hyperion and requested the arbitration panel deny Hyperion’s requested declaratory relief. Additionally, the Company brought counterclaims against Hyperion and sought a declaration of rights in the Company’s favor and an award of damages. On August 16, 2011, Hyperion responded to the Company’s counterclaims and asserted new claims for relief. On September 15, 2011, the Company responded to Hyperion’s supplemental claims. Pleadings are now closed and the parties are currently engaged in discovery, including depositions. Arbitration hearings are currently scheduled to be held in January of 2012.

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

20.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. The Company is currently assessing what impact, if any, the revised guidance will have on its results of operations and financial condition.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The updated guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing what impact, if any, the revised guidance will have on its results of operations and financial condition.

21.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of its financial statements.

On November 1, 2011, the Company closed its sale of all issued and outstanding shares of common stock of Medicis Technologies Corporation (f/k/a LipoSonix, Inc.) (“LipoSonix”) to Solta Medical, Inc., a Delaware corporation (“Solta”), pursuant to the previously announced stock purchase agreement, dated September 12, 2011, by and between the Company and Solta (the “Agreement”). In connection therewith, on November 1, 2011, a separate subsidiary of the Company transferred to Solta certain assets and assigned to Solta certain agreements, in each case related to LipoSonix. Solta paid to the Company at the closing $15.5 million in cash, consisting of the initial purchase price of $15 million and a preliminary working capital adjustment, which remains subject to a customary post-closing review based on the amount of working capital of LipoSonix at the closing. In addition, Solta has agreed to pay to the Company the following contingent payments after the closing, subject to the terms and conditions of the Agreement:

(i) a one-time cash payment of up to $20 million upon approval by the U.S. Food and Drug Administration (“FDA”) of a specified LipoSonix product prior to October 1, 2012 (the FDA approval was obtained in late October 2011, as a result of which Solta is required to make the $20 million payment to the Company on or prior to November 19, 2011); and

(ii) additional contingent cash and milestone payments, which will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of such LipoSonix products.

At the closing, Solta also assumed the contingent payment obligations of the Company with respect to the former shareholders of LipoSonix, Inc. pursuant to the Agreement and Plan of Merger among the Company, LipoSonix, Inc. and the other parties thereto dated as of June 16, 2008.

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

We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate high integrity relationships of trust and confidence with the foremost dermatologists and the leading plastic surgeons in the U.S. We rely on third parties to manufacture our products (except for the LIPOSONIX® system).

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

We periodically offer promotions to wholesale and retail chain drugstore customers to encourage dispensing of our prescription products, consistent with prescriptions written by licensed health care providers. Because many of our prescription products compete in multi-source markets, it is important that licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not improperly substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at wholesale and drugstore customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail chain drugstore customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce. From time to time we may enter into business arrangements (e.g., loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators.

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

Recent Developments

As described in more detail below, the following significant events and transactions occurred during the nine months ended September 30, 2011, and affected our results of operations, our cash flows and our financial condition:

-	Research and development agreement with Anacor;
-	Settlement agreement with Teva;
-	Classification of LipoSonix as a discontinued operation;
-	Increase of our quarterly dividend from $0.06 per share to $0.08 per share;
-	Development milestone payment related to our collaboration with a privately-held U.S. biotechnology company;
-	Issuance of new patent covering SOLODYN®;
-	Settlement of class action and derivative lawsuits;
-	Establishment of a Supplemental Executive Retirement Plan;
-	License and settlement agreement with Lupin;
-	License and settlement agreement with Nycomed;
-	Approval of stock repurchase plan; and
-	License and settlement agreement with Aurobindo.

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

Classification of LipoSonix as a discontinued operation

On February 25, 2011, we announced that as a result of our strategic planning process and the current regulatory and commercial capital equipment environment, we determined to explore strategic alternatives for our LipoSonix business including, but not limited to, the sale of the stand-alone business. We engaged Deutsche Bank to assist us in our exploration of strategic alternatives for LipoSonix (see Subsequent Events below for additional information regarding the sale of the LipoSonix business). As a result of this decision, we now classify the LipoSonix business as a discontinued operation for financial statement reporting purposes.

Increase of our quarterly dividend from $0.06 per share to $0.08 per share

On March 22, 2011, we announced that our Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of our Class A common stock, which was paid on April 29, 2011, to stockholders of record at the close of business on April 1, 2011. This represented a 33% increase compared to our previous $0.06 dividend. Subsequent cash dividends announced in June and September 2011 were also at the rate of $0.08 per issued and outstanding share of our Class A common stock, and were paid on July 29, 2011, to stockholders of record at the close of business on July 1, 2011, and on October 31, 2011, to stockholders of record at the close of business on October 3, 2011, respectively.

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

Issuance of new patent covering SOLODYN®

On April 5, 2011, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 7,919,483, entitled “Method For The Treatment Of Acne” (the “’83 Patent”) to us. The ’483 Patent, which expires in February 2027, covers methods of using a controlled-release oral dosage form of minocycline to treat acne, including the use of our product SOLODYN® in all eight currently available dosage forms. As previously reported, the USPTO issued a Notice of Allowance for U.S. Application No. 11/166,817, the patent application for the ‘483 Patent, in October 2009 and a second Notice of Allowance in April 2010 following the completion of a Request for Continued Examination which we filed with the USPTO in November 2009.

Settlement of class action and derivative lawsuits

On June 6, 2011, we, certain of our current officers and directors named in the class action and derivative lawsuits more fully described under “Legal Matters” in Note 19 in the notes to the condensed consolidated financial statements, included in Part I, Item I of this Report, and our outside auditors entered into Memoranda of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the class action, as well as both stockholder derivative lawsuits. The Company and the respective plaintiffs’ representatives in the class action and derivative suits filed motions in the applicable courts on September 21, 2011 and October 7, 2011, respectively, for preliminary approval of the respective settlement agreements. Preliminary approval of the settlement agreement for the class action suit was granted on November 2, 2011, and preliminary approval of the settlement agreement for the derivative suits was approved on November 3, 2011. Under the terms of the settlement agreements, which remain subject to final approval by the applicable courts among other customary conditions, including certain notice requirements, our portion of the class action settlement will be paid entirely by insurance. Our outside auditors also will contribute to this settlement. The derivative lawsuits settlement, the only financial component of which involves payment of plaintiffs’ attorneys’ fees, also will be paid entirely by insurance. We are not required to make any payments to fund the settlements of the class action or the derivative lawsuits. The settlement of the derivative lawsuits reflects certain control and other enhancements undertaken by us in connection with and subsequent to the restatement of our consolidated financial statements in 2008. The settlement agreements contain no admission of liability by us or the named individuals in the respective actions, the allegations of which are expressly denied in the settlement agreements.

Establishment of a Supplemental Executive Retirement Plan

On June 24, 2011, our Compensation Committee adopted the Medicis Pharmaceutical Supplemental Executive Retirement Plan, as such plan may be amended from time to time (the “SERP”), a non-qualified, noncontributory, defined benefit pension plan that provides supplemental retirement income for a select group of officers, including our named executive officers. The SERP is effective as of June 1, 2011. Retirement benefits are calculated based on a SERP participant’s (1) years of service and (2) average earnings (base salary plus cash bonus or incentive payments) during any three calendar years of service (regardless of whether the years are consecutive), beginning with the 2009 calendar year. The SERP retirement benefit is intended to be paid to participants who reach the “normal retirement date,” which is age 65, or age 59  1/2 with twenty years of service, subject to certain exceptions.

A SERP participant vests in 1/6th of his or her retirement benefit per plan year, (which runs from June 1 to May 31), effective as of the first day of the plan year, and becomes fully vested in his or her accrued retirement benefit upon (1) the participant’s normal retirement date, provided that the participant has at least fifteen years of service with the Company and is employed by the Company on such date, (2) the participant’s separation from service due to a discharge without “cause” or resignation for “good reason” (as such terms are defined in the participant’s employment agreement, or in the absence of such employment agreement or definitions, in the Company’s Executive Retention Plan), or (3) a “change in control” of the Company. A SERP participant accrues his or her retirement benefit based on (x) the participant’s number of years of service with the Company (including prior years of service), divided by (y) the number of years designated for such participant’s tier (which ranges from five to twenty years).

Participants in the SERP received credit for prior service with us. The prior service accrued benefit of approximately $33.8 million was recorded during the three months ended June 30, 2011 as other comprehensive income within stockholders’ equity, and is amortized as compensation expense over the remaining service years of each participant. We also established a deferred tax asset of approximately $12.0 million, the benefit of which was also recorded in other comprehensive income. Amortization of prior service costs recognized as compensation expense during the three and nine months ended September 30, 2011, was approximately $1.2 million and $1.6 million, respectively.

Compensation expense recognized during the three months ended September 30, 2011 related to current service costs was approximately $0.3 million. Interest cost accrued related to prior and current service costs during the three months ended September 30, 2011 was approximately $0.4 million. The total present value of accrued benefits for the SERP as of September 30, 2011 was approximately $34.5 million, which is included in other long-term liabilities in our accompanying condensed consolidated balance sheets as of September 30, 2011.

During the three months ended September 30, 2011, we purchased life insurance policy investments of approximately $9.8 million to fund the SERP. The life insurance policies cover the SERP participants. We intend to make similar annual purchases during each of the next four years. A net gain on the investments of approximately $0.1 million was recognized during the three months ended September 30, 2011. The total investment related to the SERP of $9.9 million is included in other assets in our accompanying condensed consolidated balance sheets as of September 30, 2011, and is the cash surrender value of the life insurance policies, representing the fair value of the plan assets.

License and settlement agreement with Lupin

On July 21, 2011, we entered into a license and settlement agreement (the “Lupin Settlement Agreement”) with Lupin Limited and Lupin Pharmaceuticals, Inc. (together, “Lupin”). Under the terms of the Lupin Settlement Agreement, we agreed to grant to Lupin a future license to make and sell our generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to us, with the license grant effective November 26, 2011, or earlier under certain conditions. We also agreed to grant to Lupin future licenses to make and sell our generic versions of SOLODYN® in 65mg and 115mg strengths effective in February 2018, or earlier under certain conditions, and our generic versions of SOLODYN® in 55mg (against which Lupin’s Paragraph IV Patent Certification was the first received by us), 80mg and 105mg strengths effective in February 2019, or earlier under certain conditions. The Lupin Settlement Agreement provides that Lupin will be required to pay us royalties based on sales of Lupin’s generic SOLODYN® products pursuant to the foregoing licenses.

Pursuant to the Lupin Settlement Agreement, Lupin and we agreed to terminate all legal disputes between us relating to SOLODYN®. In addition, Lupin confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Lupin’s activities relating to Lupin’s generic SOLODYN® products under an ANDA. Lupin also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above.

On July 21, 2011, we entered into a Joint Development Agreement (the “Joint Development Agreement”) with Lupin Limited, on behalf of itself and its affiliates (hereinafter collectively referred to in this paragraph as “Lupin”), whereby Lupin and we will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein, we will make an up-front $20.0 million payment to Lupin and will make additional payments to Lupin of up to $38.0 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the agreement. In addition, we will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Joint Development Agreement. The $20.0 million up-front payment was recognized as research and development expense during the three months ended September 30, 2011.

License and settlement agreement with Nycomed

On August 4, 2011, we entered into a license and settlement agreement (the “Nycomed Settlement Agreement”) with Nycomed US, Inc. (collectively with its affiliates, “Nycomed”). In connection with the Nycomed Settlement Agreement, Nycomed and we agreed to terminate all legal disputes between us relating to VANOS®. In addition, Nycomed confirmed that certain of our patents relating to VANOS® are valid and enforceable, and cover Nycomed’s activities relating to its generic products under its Abbreviated New Drug Application.

Further, subject to the terms and conditions contained in the Nycomed Settlement Agreement, we agreed to grant to Nycomed, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of VANOS® products. Upon commercialization by Nycomed of generic versions of VANOS® products, Nycomed will pay us a royalty based on sales of such generic products.

Approval of stock repurchase plan

On August 8, 2011, we announced that our Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. Any repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions.

The number of shares to be repurchased and the timing of repurchases will depend on a variety of factors, including, but not limited to, stock price, economic and market conditions and corporate and regulatory requirements. Any repurchases will be funded by general corporate funds. The plan does not obligate us to repurchase any common stock. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or the time at which the purchase limit is reached, but may be suspended or terminated at any time at our discretion without prior notice.

In accordance with this plan, we purchased 49,264 shares of our Class A common stock in the open market at a weighted average cost of $36.03 per share during the three months ended September 30, 2011.

As part of our stock repurchase program, we may from time to time enter into structured share repurchase agreements with financial institutions. These agreements generally require us to make one or more cash payments in exchange for the right to receive shares of our common stock and/or cash at the expiration of the agreement and/or at various times during the term of the agreement, generally based on the market price of our common stock during the relevant valuation period or periods, but we may enter into structured share repurchase agreements with different features.

In August 2011, we entered into structured share repurchase arrangements and purchased from a financial institution over the counter “in-the-money” capped call options for an aggregate premium of $50.0 million. The capped call options have various scheduled expiration dates within the month of November 2011. An option will be automatically exercised if the market price of our Class A common stock on the relevant expiration date is greater than the applicable lower strike price (i.e. the options are “in-the-money”). If the market price of our Class A common stock on the relevant expiration date is below the applicable lower strike price, the relevant option will expire with no value. If the market price of our Class A common stock on the relevant expiration date is between the applicable lower and upper strike prices, the value per option to us will be the then-current market price less that lower strike price and the relevant options will be physically settled. If the market price of our Class A common stock is above the applicable upper strike price, the value per option to us will be the difference between the applicable upper strike price and lower strike price and the default settlement method for the relevant options will be cash settlement, although we may elect physical settlement subject to certain conditions. Under these arrangements, any prepayments made or cash payments received at settlement are recorded as a component of additional paid-in capital in our accompanying condensed consolidated balance sheets.

After giving effect to the purchases during the three months ended September 30, 2011 and the purchase of the capped call options, the remaining authorized amount under the plan is approximately $148.2 million.

License and settlement agreement with Aurobindo

On September 13, 2011, we entered into a license and settlement agreement (the “Aurobindo Settlement Agreement”), dated as of September 6, 2011, with Aurobindo Pharma U.S.A., Inc. on behalf of itself and its affiliates (collectively, “Aurobindo”).

Under the terms of the Aurobindo Settlement Agreement, we agreed to grant to Aurobindo a future license to make and sell its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to us, with the license grant effective November 26, 2011, or earlier under certain conditions. We also agreed to grant to Aurobindo future licenses to make and sell its generic versions of SOLODYN® in 65mg and 115mg strengths effective in February 2018, or earlier under certain conditions, and its generic versions of SOLODYN® in 55mg, 80mg and 105mg strengths effective in February 2019, or earlier under certain conditions. The Aurobindo Settlement Agreement provides that Aurobindo will be required to pay us royalties based on sales of Aurobindo’s generic SOLODYN® products pursuant to the foregoing licenses.

Pursuant to the Aurobindo Settlement Agreement, Aurobindo and we agreed to terminate all legal disputes between us relating to SOLODYN®. In addition, Aurobindo confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Aurobindo’s activities relating to Aurobindo’s generic SOLODYN® products under its Abbreviated New Drug Application. Aurobindo also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above.

With this settlement, and as of the date of the Aurobindo Settlement Agreement, we no longer have any pending patent infringement litigation with respect to generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in any of our currently commercialized strengths.

Subsequent Events

FDA Approval of Lip Indication for RESTYLANE®

On October 11, 2011, we announced that the U.S. Food and Drug Administration (“FDA”) approved our premarket approval application supplement to expand the approved use of RESTYLANE® to include lip augmentation. RESTYLANE® was previously approved for mid-to-deep dermal implantation for the correction of moderate to severe facial wrinkles and folds, such as the lines from the nose to the corners of the mouth (nasolabial folds). The new label will now include an indication for submucosal implantation for lip augmentation in patients over the age of 21.

Sale of LipoSonix to Solta Medical

On November 1, 2011, we closed our sale of all issued and outstanding shares of common stock of Medicis Technologies Corporation (f/k/a LipoSonix, Inc.) (“LipoSonix”) to Solta Medical, Inc., a Delaware corporation (“Solta”), pursuant to the previously announced stock purchase agreement, dated September 12, 2011, by and between us and Solta (the “Agreement”). In connection therewith, on November 1, 2011, a separate subsidiary of Medicis transferred to Solta certain assets and assigned to Solta certain agreements, in each case related to LipoSonix. Solta paid us at the closing $15.5 million in cash, consisting of the initial purchase price of $15 million and a preliminary working capital adjustment, which remains subject to a customary post-closing review based on the amount of working capital of LipoSonix at the closing. In addition, Solta has agreed to pay to us the following contingent payments, after the closing, subject to the terms and conditions of the Agreement:

(i) a one-time cash payment of up to $20 million upon approval by the FDA of a specified LipoSonix product prior to October 1, 2012 (the FDA approval was obtained in late October 2011, as a result of which Solta is required to make the $20 million payment to us on or prior to November 19, 2011); and

(ii) additional contingent cash and milestone payments, which will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of such LipoSonix products.

At the closing, Solta also assumed our contingent payment obligations with respect to the former shareholders of LipoSonix, Inc. pursuant to the Agreement and Plan of Merger among Medicis, LipoSonix, Inc. and the other parties thereto dated as of June 16, 2008.

Results of Operations

The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(a)	(b)	(c)	(d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	90.7	90.0	90.8	90.5
Operating expenses	71.2	54.2	64.8	52.9

Operating income	19.5	35.8	26.0	37.6
Other expense, net	-	-	-	-
Interest and investment income (expense), net	-	-	0.1	-

Income from continuing operations before income tax expense	19.5	35.8	26.1	37.6
Income tax expense	(7.1)	(16.8)	(10.4)	(15.3)

Net income from continuing operations	12.4	19.0	15.7	22.3
Loss from discontinued operations, net of income tax benefit	(1.9)	(3.3)	(3.1)	(2.9)

Net income	10.5%	15.7%	12.6%	19.4%

(a)

Included in operating expenses is $20.0 million (10.8% of net revenues) paid to Lupin related to a product development agreement, $2.5 million (1.4% of net revenues) of legal settlements paid related to intellectual property disputes, $2.3 million (1.2% of net revenues) related to the write-down of an intangible asset related to an authorized generic product for which we receive contract revenue and $4.4 million (2.4% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)

Included in operating expenses is $5.0 million (2.8% of net revenues) paid to a privately-held U.S. biotechnology company related to a product development agreement, $2.3 million (1.3% of net revenues) related to the write-down of an intangible asset related to certain non-primary products and $7.9 million (4.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)

Included in operating expenses is $20.0 million (3.7% of net revenues) paid to Lupin related to a product development agreement, $7.0 million (1.3% of net revenues) paid to Anacor related to a product development agreement, $5.5 million (1.0% of net revenues) paid related to a product development agreement with a privately-held U.S. biotechnology company, $2.0 million (0.4% of net revenues) paid to a Medicis partner related to a product development agreement, $2.5 million (0.5% of net revenues) of legal settlements paid related to intellectual property disputes, $2.3 million (0.4% of net revenues) related to the write-down of an intangible asset related to an authorized generic product for which we receive contract revenue and $20.4 million (3.8% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)

Included in operating expenses is $5.0 million (1.0% of net revenues) paid to a privately-held U.S. biotechnology company related to a product development agreement, $2.3 million (0.4% of net revenues) related to the write-down of an intangible asset related to certain non-primary products and $13.0 million (2.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(e)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Revenues

The following table sets forth our net revenues for the three months ended September 30, 2011 (the “third quarter of 2011”) and September 30, 2010 (the “third quarter of 2010”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Third Quarter 2011	Third Quarter 2010	$ Change		% Change

Net product revenues	$183.5	$174.6	$8.9		5.1%
Net contract revenues	1.2	2.5	(1.3)		(52.0	) %

Total net revenues	$184.7	$177.1	$7.6		4.3%

	Third Quarter 2011	Third Quarter 2010	$ Change		% Change

Acne and acne-related dermatological products	$119.1	$118.5	$0.6		0.5%
Non-acne dermatological products	55.7	49.5	6.2		12.5%
Non-dermatological products (including contract revenues)	9.9	9.1	0.8		8.8%

Total net revenues	$184.7	$177.1	$7.6		4.3%

	Third Quarter 2011	Third Quarter 2010	Change
Acne and acne-related dermatological products	64.5%	66.9%	(2.4	) %
Non-acne dermatological products	30.1%	28.0%	2.1%
Non-dermatological products (including contract revenues)	5.4%	5.1%	0.3%

Total net revenues	100.0%	100.0%	-

Net revenues associated with our acne and acne-related dermatological products increased by $0.6 million, or 0.5%, during the third quarter of 2011 as compared to the third quarter of 2010, primarily due to an increase in sales of SOLODYN®, partially offset by a decrease in sales of TRIAZ®. The increase in net revenues of SOLODYN® was primarily the result of an increase in gross sales of SOLODYN® due to increased demand and the FDA approval of new 55mg, 80mg and 105mg strengths of SOLODYN® on August 27, 2010. The decrease in net revenues of TRIAZ® was primarily due to our early 2011 discontinuation of TRIAZ® as a result of the FDA’s requirement that, effective March 4, 2011, prescription benzoyl peroxide products that are not approved through a New Drug Application, such as TRIAZ®, not be sold as prescription products.

Net revenues associated with our non-acne dermatological products increased by $6.2 million, or 12.5%, during the third quarter of 2011 as compared to the third quarter of 2010 primarily due to increased sales of RESTYLANE®, PERLANE® and VANOS®.

Net revenues associated with our non-dermatological products increased by $0.8 million, or 8.8%, during the third quarter of 2011 as compared to the third quarter of 2010 primarily due to an increase in sales of BUPHENYL® and AMMONUL®, partially offset by a decrease in contract revenues.

Gross Profit

Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the third quarter of 2011 and 2010 was approximately $5.3 million and $5.2 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

The following table sets forth our gross profit for the third quarter of 2011 and 2010, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Third Quarter 2011	Third Quarter 2010	$ Change	% Change
Gross profit	$167.5	$159.3	$8.2	5.1%
% of net revenues	90.7%	90.0%

The increase in gross profit during the third quarter of 2011 as compared to the third quarter of 2010 is primarily due to the $7.6 million increase in net revenues.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative expenses for the third quarter of 2011 and 2010, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Third Quarter 2011	Third Quarter 2010	$ Change	% Change
Selling, general and administrative	$93.2	$78.1	$15.1	19.3%
% of net revenues	50.5%	44.1%
Share-based compensation expense included in selling, general and administrative	$4.3	$7.5	$(3.2)	(42.7	) %

Selling, general and administrative expenses increased $15.1 million, or 19.3%, during the third quarter of 2011 as compared to the third quarter of 2010, and increased as a percentage of net revenues from 44.1% during the third quarter of 2010 to 50.5% during the third quarter of 2011. Included in this increase was a $3.7 million increase in personnel expenses, a $7.1 million increase in promotion costs, a $2.8 million increase in professional fees and costs, including $2.5 million of legal settlements paid related to intellectual property disputes, and an increase of $1.5 million of other selling, general and administrative costs.

Research and Development Expenses

The following table sets forth our research and development expenses for the third quarter of 2011 and 2010 (dollar amounts in millions):

	Third Quarter 2011	Third Quarter 2010	$ Change	% Change
Research and development	$28.7	$8.7	$20.0	229.9%
Charges included in research and development	$21.0	$5.0	$16.0	320.0%
Share-based compensation expense included in research and development	$0.1	$0.4	$(0.3)	(75.0	) %

Included in research and development expenses for the third quarter of 2011 was a $20.0 million payment related to a product development agreement with Lupin. Included in research and development expense for the third quarter of 2010 was $5.0 million paid to a privately-held U.S. biotechnology company related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

Depreciation and amortization expenses during the third quarter of 2011 were $7.3 million, as compared to $6.9 million during the third quarter of 2010, primarily due to increased depreciation expense for property and equipment.

Impairment of Intangible Assets

During the quarter ended September 30, 2011, an intangible asset related to an authorized generic product from which the Company receives contract revenue was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of $2.3 million related to this intangible asset.

Factors affecting the future cash flows of the contract revenue related to the authorized generic product included projected net revenues for the authorized generic product for which we receive contract revenue being less than originally anticipated.

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

Interest and Investment Income

Interest and investment income during the third quarter of 2011 increased $0.2 million, or 21.0%, to $1.3 million from $1.1 million during the third quarter of 2010, due to an increase in the amount of funds available for investment during the third quarter of 2011.

Interest Expense

Interest expense during the third quarter of 2011 increased $0.2 million, or 19.8%, to $1.3 million from $1.1 million during the third quarter of 2010. Our interest expense during the third quarter of 2011 and 2010 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. In addition, during the third quarter of 2011, approximately $0.2 million of contingent interest was accrued related to our Old Notes. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.

Income Tax Expense

Our effective tax rate for continuing operations for the third quarter of 2011 was 36.3%, as compared to 47.1% for the third quarter of 2010. The effective rate for the third quarter of 2010 reflects the impact of the non-deductibility of payments associated with a product development agreement with a privately-held U.S. biotechnology company.

Loss from Discontinued Operations, Net of Income Tax Benefit

Loss from discontinued operations, net of income tax benefit, was $3.5 million during the third quarter of 2011, as compared to $5.9 million during the third quarter of 2010. See Note 2 in our accompanying condensed consolidated financial statements for further discussion.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Revenues

The following table sets forth our net revenues for the nine months ended September 30, 2011 (the “2011 nine months”) and September 30, 2010 (the “2010 nine months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2011 Nine Months	2010 Nine Months	$ Change		% Change

Net product revenues	$537.2	$509.9	$27.3		5.4%
Net contract revenues	3.2	6.3	(3.1)		(49.2	) %

Total net revenues	$540.4	$516.2	$24.2		4.7%

	2011 Nine Months	2010 Nine Months	$ Change		% Change

Acne and acne-related dermatological products	$345.7	$363.5	$(17.8)		(4.9	) %
Non-acne dermatological products	165.6	124.7	40.9		32.8%
Non-dermatological products (including contract revenues)	29.1	28.0	1.1		3.9%

Total net revenues	$540.4	$516.2	$24.2		4.7%

	2011 Nine Months	2010 Nine Months	Change
Acne and acne-related dermatological products	64.0%	70.4%	(6.4	) %
Non-acne dermatological products	30.6%	24.2%	6.4%
Non-dermatological products (including contract revenues)	5.4%	5.4%	-%

Total net revenues	100.0%	100.0%	-%

Net revenues associated with our acne and acne-related dermatological products decreased by $17.8 million, or 4.9%, during the 2011 nine months as compared to the 2010 nine months primarily as a result of a decrease in net revenues of TRIAZ®, partially offset by an increase in net revenues of SOLODYN®. The decrease in net revenues of TRIAZ® was primarily due to our early 2011 discontinuation of TRIAZ® as a result of the FDA’s requirement that, effective March 4, 2011, prescription benzoyl peroxide products that are not approved through a New Drug Application, such as TRIAZ®, not be sold as prescription products. The increase in net revenues of SOLODYN® was primarily the result of an increase in gross sales of SOLODYN® due to increased demand and the FDA approval of new 55mg, 80mg and 105mg strengths of SOLODYN® on August 27, 2010.

Net revenues associated with our non-acne dermatological products increased by $40.9 million, or 32.8%, during the 2011 nine months as compared to the 2010 nine months, primarily due to increased sales of DYSPORT®, RESTYLANE®, PERLANE® and VANOS®.

Gross Profit

Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the 2011 nine months and 2010 nine months was approximately $16.0 million and $15.6 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

The following table sets forth our gross profit for the 2011 nine months and 2010 nine months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2011 Nine Months	2010 Nine Months	$ Change	% Change
Gross profit	$490.7	$467.0	$23.7	5.1%
% of net revenues	90.8%	90.5%

The increase in gross profit during the 2011 nine months as compared to the 2010 nine months is primarily due to the $24.2 million increase in net revenues.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative expenses for the 2011 nine months and 2010 nine months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2011 Nine Months	2010 Nine Months	$ Change	% Change
Selling, general and administrative	$268.3	$227.5	$40.8	17.9%
% of net revenues	49.6%	44.1%
Share-based compensation expense included in selling, general and administrative expense	$19.3	$12.5	$6.8	54.4%

Selling, general and administrative expenses increased $40.8 million, or 17.9%, during the 2011 nine months as compared to the 2010 nine months, and increased as a percentage of net revenues from 44.1% during the 2010 nine months to 49.6% during the 2011 nine months. Included in this increase was an $22.5 million increase in personnel expenses, including a $6.8 million increase in stock compensation expense, primarily related to the revaluation of SARs awards based on changes in the market price of our common stock, a $9.7 million increase in promotion costs, a $4.6 million increase in professional fees and costs, including $2.5 million of legal settlements paid related to intellectual property disputes, and an increase of $4.0 million of other selling, general and administrative costs.

Research and Development Expenses

The following table sets forth our research and development expenses for the 2011 nine months and 2010 nine months (dollar amounts in millions):

	2011 Nine Months	2010 Nine Months	$ Change	% Change
Research and development	$58.2	$22.7	$35.5	156.4%
Charges included in research and development	$35.5	$5.0	$30.5	610.0%
Share-based compensation expense included in research and development	$1.1	$0.5	$0.6	120.0%

Included in research and development expenses for the 2011 nine months was a $20.0 million payment related to a product development agreement with Lupin, a $7.0 million payment to Anacor related to a product development agreement, a $5.5 million payment related to a product development agreement with a privately-held U.S. biotechnology company and $2.0 million paid to a Medicis partner related to a product development agreement. Included in research and development expense for the 2010 nine months was $5.0 million paid to a privately-held U.S. biotechnology company related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

Depreciation and amortization expenses during the 2011 nine months were $21.7 million, as compared to $20.6 million during the 2010 nine months, primarily due to increased depreciation expense for property and equipment.

Impairment of Intangible Assets

During the quarter ended September 30, 2011, an intangible asset related to an authorized generic product from which the Company receives contract revenue was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of $2.3 million related to this intangible asset.

Factors affecting the future cash flows of the contract revenue related to the authorized generic product included projected net revenues for the authorized generic product for which we receive contract revenue being less than originally anticipated.

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

Interest and Investment Income

Interest and investment income during the 2011 nine months increased $0.8 million, or 26.5%, to $3.8 million from $3.0 million during the 2010 nine months, due to an increase in the amount of funds available for investment during the first nine months of 2011.

Interest Expense

Interest expense during the 2011 nine months increased $0.3 million, or 9.1%, to $3.5 million from $3.2 million during the 2010 nine months. Our interest expense during the 2011 nine months and 2010 nine months consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. In addition, during the 2011 nine months, approximately $0.3 million of contingent interest was accrued related to our Old Notes. See Note 13 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.

Other Expense, net

Other expense of $0.3 million recognized during the 2010 nine months represented an other-than-temporary impairment on an asset-backed security investment.

Income Tax Expense

Our effective tax rate for the 2011 nine months was 40.2%, as compared to 40.9% for the 2010 nine months. The effective tax rate for both the 2011 nine months and the 2010 nine months reflects the impact of the non-deductibility of payments associated with a product development agreement with a privately-held U.S. biotechnology company.

Loss from Discontinued Operations, Net of Income Tax Benefit

Loss from discontinued operations, net of income tax benefit, was $16.6 million during the 2011 nine months, as compared to $15.0 million during the 2010 nine months. See Note 2 in our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for the 2011 nine months and 2010 nine months, and selected balance sheet components as of September 30, 2011 and December 31, 2010 (dollar amounts in millions):

	000000000	000000000	000000000	000000000
	2011 Nine Months	2010 Nine Months	$ Change	% Change

Cash provided by (used in):
Operating activities	$136.7	$124.3	$12.4	10.0%
Investing activities	(160.3)	(122.2)	(38.1)	(31.2)%
Financing activities	(10.4)	0.5	(10.9)	(2,180.0)%

	00000	00000	00000	00000
	Sept. 30, 2011	Dec. 31, 2010	$ Change	% Change

Cash, cash equivalents, and short-term investments	$774.0	$703.6	$70.4	10.0%
Working capital	453.8	628.4	(174.6)	(27.8)%
Long-term investments	45.7	21.5	24.2	112.6%
2.5% contingent convertible senior notes due 2032	169.1	169.1	-	-%
1.5% contingent convertible senior notes due 2033	0.2	0.2	-	-%

Working Capital

Working capital as of September 30, 2011 and December 31, 2010 consisted of the following (dollar amounts in millions):

	Sept.30, 2011	Dec.31, 2010	$ Change	% Change
Cash, cash equivalents, and short-term investments	$774.0	$703.6	$70.4	10.0%
Accounts receivable, net	153.0	130.6	22.4	17.2%
Inventories, net	30.9	35.3	(4.4)	(12.5)%
Deferred tax assets, net	28.7	70.5	(41.8)	(59.3)%
Other current assets	20.3	15.2	5.1	33.6%
Assets held for sale from discontinued operations	8.1	13.1	(5.0)	(38.2)%

Total current assets	1,015.0	968.3	46.7	4.8%

Accounts payable	47.3	41.0	6.3	15.4%
Current portion of contingent convertible senior notes	169.1	-	169.1	100.0%
Reserve for sales returns	72.7	60.7	12.0	19.8%
Accrued consumer rebate and loyalty programs	132.5	101.7	30.8	30.3%
Managed care and Medicaid reserves	59.4	49.4	10.0	20.2%
Income taxes payable	-	4.6	(4.6)	(100.0)%
Other current liabilities	73.9	75.2	(1.3)	(1.7)%
Liabilities held for sale from discontinued operations	6.3	7.3	(1.0)	(13.7)%

Total current liabilities	561.2	339.9	221.3	65.1%

Working capital	$453.8	$628.4	$(174.6)	(27.8)%

We had cash, cash equivalents and short-term investments of $774.0 million and working capital of $453.8 million at September 30, 2011, as compared to $703.6 million and $628.4 million, respectively, at December 31, 2010. The increase in cash, cash equivalents and short-term investments was primarily due to the generation of $136.7 million of operating cash flow and $58.1 million of proceeds received from stock option exercises during the 2011 nine months, partially offset by $50.0 million of cash used related to a structured share repurchase arrangement. The decrease in working capital was primarily due to the classification of our Old Notes as a current liability as of September 30, 2011, as holders of the Old Notes may require us to offer to repurchase their Old Notes for cash on June 4, 2012.

Accounts receivable, net, increased $22.4 million, or 17.2%, from $130.6 million at December 31, 2010 to $153.0 million at September 30, 2011. The increase was primarily due to a $30.5 million increase in gross sales during the month of September 2011 as compared to the month of December 2010. As our standard payment terms are 30 days, orders that occur during the last month of a quarter are typically not due for payment until after the end of the quarter. Gross sales during the month of September 2011 were $170.9 million, or 49.4% of the total gross sales for the third quarter of 2011, as compared to gross sales during the month of December 2010 of $140.4 million, or 45.1% of total gross sales for the fourth quarter of 2010. Days’ sales outstanding, calculated as accounts receivable, net, as of the end of the reporting period, divided by total gross sales for the quarter, multiplied by the number of days in the quarter, was 41 days as of September 30, 2011 as compared to 39 days as of December 31, 2010. The increase in days’ sales outstanding was primarily due to the timing of orders placed by customers during the third quarter of 2011 as compared to the fourth quarter of 2010. Although more of the customers’ purchases during the third quarter of 2011 occurred during the last month of the quarter as compared to the last month of the fourth quarter of 2010, their total purchases for the third quarter of 2011 were consistent with previous quarters. We sell our products primarily to major wholesalers and retail chain drugstores. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We also defer the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand, and we defer the recognition of revenue of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, until our exclusive U.S. distributor, McKesson, ships these products to physicians. There has not been a significant change in inventories in the distribution channel during the quarter ended September 30, 2011.

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

As of September 30, 2011, our short-term investments included $18.1 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During the 2011 nine months, we liquidated $4.3 million of our auction rate floating securities at par.

Operating Activities

Net cash provided by operating activities during the 2011 nine months was approximately $136.7 million, compared to cash provided by operating activities of approximately $124.3 million during the 2010 nine months. The following is a summary of the primary components of cash provided by operating activities during the 2011 nine months and 2010 nine months (in millions):

	2011 Nine Months	2010 Nine Months
Income taxes paid	$(51.0)	$(62.4)
Payment made to Lupin related to development agreement	(20.0)	-
Payment made to Anacor related to development agreement	(7.0)	-
Payment made related to development agreement with a privately-held U.S. biotechnology company	(5.5)	(5.0)
Payment made to a Medicis partner related to a development agreement	(2.0)	-
Increase in accounts receivable	(23.4)	(49.8)
Increase in reserve for returns	12.0	9.3
Increase in accrued consumer rebates and loyalty programs	30.8	25.1
(Decrease) increase in other current liabilities	(13.9)	0.9
Cash used in operating activities from discontinued operations	(12.3)	(8.3)
Other cash provided by operating activities	229.0	214.5

Cash provided by operating activities	$136.7	$124.3

Investing Activities

Net cash used in investing activities during the 2011 nine months was approximately $160.3 million, compared to net cash used in investing activities during the 2010 nine months of $122.2 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective periods.

Financing Activities

Net cash used in financing activities during the 2011 nine months was $10.4 million, compared to net cash provided by financing activities of $0.5 million during the 2010 nine months. Proceeds from the exercise of stock options were $58.1 million during the 2011 nine months compared to $13.1 million during the 2010 nine months. Dividends paid during the 2011 nine months were $ 13.6 million and dividends paid during the 2010 nine months were $ 9.6 million. Cash used for the repurchase of our common stock was $1.8 million during the 2011 nine months. During the 2011 nine months we paid $50.0 million as an up-front payment under a structured share repurchase arrangement.

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

On June 4, 2012 and 2017, or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2013 and 2018, or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017. As of September 30, 2011, $169.1 million of the Old Notes and $60.3 million of deferred tax liabilities were classified as current liabilities in our condensed consolidated balance sheets. The $60.3 million of deferred tax liabilities were included within current deferred tax assets, net. If all of the Old Notes are put back to us on June 4, 2012, we would be required to pay $169.1 million in outstanding principal, plus accrued interest. We would also be required to pay the accumulated deferred tax liability related to the Old Notes.

During the quarters ended June 30, 2011 and September 30, 2011, the Old Notes met the criteria for the right of conversion into shares of our Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended June 30, 2011 and September 30, 2011. During the quarter ended September 30, 2011, no holders of Old Notes converted their Old Notes into shares of our Class A common stock. The holders of Old Notes have this conversion right only until December 31, 2011. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended September 30, 2011, the New Notes did not meet the criteria for the right of conversion.

Except for the New Notes, we had only $39.6 million of long-term liabilities at September 30, 2011, and, except for the Old Notes, we had $392.1 million of current liabilities at September 30, 2011. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

Dividends

We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. Since July 2003, we have paid quarterly cash dividends aggregating approximately $73.5 million on our common stock. In addition, on September 14, 2011, we announced that our Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of common stock, which was paid on October 31, 2011, to our stockholders of record at the close of business on October 3, 2011. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Fair Value Measurements

We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $18.1 million at September 30, 2011. These securities were included in long-term investments at September 30, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2010. There were no new significant accounting estimates in the third quarter of 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2010.

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

The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the three months ended September 30, 2011 and 2010 (in thousands):

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at June 30, 2011	$78,220	$2,441	$3,655	$1,489	$51,239	$124,922	$261,966

Actual	(11,656)	-	(7,045)	(1,693)	(22,462)	(100,935)	(143,791)

Provision	6,116	(2,243)	6,748	1,823	30,644	108,445	151,533

Balance at Sept. 30, 2011	$72,680	$198	$3,358	$1,619	$59,421	$132,432	$269,708

	00000	00000	00000	00000	00000	00000	00000
	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at June 30, 2010	$49,194	$1,307	$2,958	$921	$44,410	$90,364	$189,154

Actual	(6,960)	-	(5,878)	(1,314)	(24,926)	(67,061)	(106,139)

Provision	15,173	1,948	5,995	1,387	31,104	75,137	130,744

Balance at Sept. 30, 2010	$57,407	$3,255	$3,075	$994	$50,588	$98,440	$213,759

The provision for product returns was $6.1 million, or 1.8% of gross product sales, and $15.2 million, or 4.9% of gross product sales, for the three months ended September 30, 2011 and 2010, respectively. The reserve for product returns decreased $5.5 million, from $78.2 million as of June 30, 2011 to $72.7 million as of September 30, 2011. The decrease in the provision during the comparable periods and in the reserve during the three months ended September 30, 2011 was primarily related to a reduction in actual returns and a release of reserves for discontinued products as returns for those products are received during the three months ended September 30, 2011.

The provision for cash discounts was $6.7 million, or 2.0% of gross product sales, and $6.0 million, or 1.9% of gross product sales, for the three months ended September 30, 2011 and 2010, respectively. The reserve for cash discounts decreased $0.3 million, from $3.7 million as of June 30, 2011 to $3.4 million as of September 30, 2011. The increase in the provision during the comparable periods was due to an increase in gross product sales. The balance in the reserve for sales discounts at the end of a quarterly period is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuation in the reserve for sales discounts between periods is normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.

The provision for consumer rebates and loyalty programs was $108.4 million, or 31.4% of gross product sales, and $75.1 million, or 24.1% of gross product sales, for the three months ended September 30, 2011 and 2010, respectively. The reserve for consumer rebates and loyalty programs increased $7.5 million, from $124.9 million as of June 30, 2011 to $132.4 million as of September 30, 2011. The increase in the provision during the comparable periods and in the reserve during the three months ended September 30, 2011 was primarily due to the continued growth in consumer rebate programs related to our SOLODYN® and ZIANA® products.

The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the nine months ended September 30, 2011 and 2010 (in thousands):

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Dec. 31, 2010	$60,692	$582	$2,830	$1,151	$49,375	$101,678	$216,308

Actual	(36,753)	-	(19,769)	(4,527)	(69,901)	(290,117)	(421,067)

Provision	48,741	(384)	20,297	4,995	79,947	320,871	474,467

Balance at Sept. 30, 2011	$72,680	$198	$3,358	$1,619	$59,421	$132,432	$269,708

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Dec. 31, 2009	$48,062	$1,263	$2,160	$688	$47,078	$73,311	$172,562

Actual	(19,969)	-	(16,275)	(3,495)	(72,716)	(197,042)	(309,497)

Provision	29,314	1,992	17,190	3,801	76,226	222,171	350,694

Balance at Sept. 30, 2010	$57,407	$3,255	$3,075	$994	$50,588	$98,440	$213,759

The provision for product returns was $48.7 million, or 4.7% of gross product sales, and $29.3 million, or 3.3% of gross product sales, for the nine months ended September 30, 2011 and 2010, respectively. The reserve for product returns increased $12.0 million, from $60.7 million as of December 31, 2010 to $72.7 million as of September 30, 2011. The increase in the provision during the comparable periods and in the reserve during the nine months ended September 30, 2011 was primarily related to additional estimated required reserves for newly-launched products.

The provision for cash discounts was $20.3 million, or 2.0% of gross product sales, and $17.2 million, or 2.0% of gross product sales, for the nine months ended September 30, 2011 and 2010, respectively. The reserve for cash discounts increased $0.6 million, from $2.8 million as of December 31, 2010 to $3.4 million as of September 30, 2011. The increase in the provision during the comparable periods was due to an increase in gross product sales.

The provision for consumer rebates and loyalty programs was $320.9 million, or 31.0% of gross product sales, and $222.2 million, or 25.3% of gross product sales, for the nine months ended September 30, 2011 and 2010, respectively. The reserve for consumer rebates and loyalty programs increased $30.7 million, from $101.7 million as of December 31, 2010 to $132.4 million as of September 30, 2011. The increase in the provision during the comparable periods and in the reserve during the nine months ended September 30, 2011 was primarily due to the continued growth in consumer rebate programs related to our SOLODYN®, ZIANA® RESTYLANE® and PERLANE® products.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. We are currently assessing what impact, if any, the revised guidance will have on our results of operations and financial condition.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The updated guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in annual reporting periods beginning after December 15, 2011, with early adoption permitted. We are currently assessing what impact, if any, the revised guidance will have on our results of operations and financial condition.

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

•

the Company’s strategy to negotiate new, multi-year contracts with targeted managed care organizations and pharmacy benefit managers, which may result in increased managed care rebates and have a negative impact on sales, reserves, profitability and the average selling price for affected products, such as SOLODYN®;

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

•

legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings (see Note 19 in our accompanying condensed consolidated financial statements and Part II, Item 1, Legal Proceedings);

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During the three months ended September 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.    Legal Proceedings

Lupin SOLODYN® Litigation

On October 8, 2009, we received a Paragraph IV Patent Certification from Lupin Ltd. (“Lupin”) advising that Lupin had filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) for generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths. Lupin did not advise us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Lupin’s Paragraph IV Patent Certification alleges that our U.S. Patent No. 5,908,838 (the “’838 Patent”) is invalid. Lupin’s Paragraph IV Patent Certification also alleges that our U.S. Patent Nos. 7,541,347, (the “’347 Patent”) and 7,544,373 (the “’373 Patent”) are not infringed by Lupin’s manufacture, importation, use, sale and/or offer for sale of the products for which its ANDA was submitted. On November 17, 2009, we filed suit against Lupin in the United States District Court for the District of Maryland seeking an adjudication that Lupin has infringed one or more claims of the ’838 Patent by submitting to the FDA its ANDA for generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths. The relief we requested includes a request for a permanent injunction preventing Lupin from infringing the ’838 Patent by selling generic versions of SOLODYN®. As a result of the filing of the suit, we believe that the ANDA cannot be approved by the FDA until after the expiration of a 30-month stay period or a court decision that the patent is invalid or not infringed.

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

On July 21, 2011, we entered into a license and settlement agreement (the “Lupin Settlement Agreement”) with Lupin and Lupin Pharmaceuticals, Inc. (together referred to as “Lupin” hereunder). Under the terms of the Lupin Settlement Agreement, we agreed to grant to Lupin a future license to make and sell its generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths under the SOLODYN® intellectual property rights belonging to us, with the license grant effective November 26, 2011, or earlier under certain conditions. We also agreed to grant to Lupin future licenses to make and sell its generic versions of SOLODYN® in 65mg and 115mg strengths effective in February 2018, or earlier under certain conditions, and its generic versions of SOLODYN® in 55mg (against which Lupin’s Paragraph IV Patent Certification was the first received by us), 80mg and 105mg strengths effective in February 2019, or earlier under certain conditions. The Lupin Settlement Agreement provides that Lupin will be required to pay us royalties based on sales of Lupin’s generic SOLODYN® products pursuant to the foregoing licenses. Pursuant to the Lupin Settlement Agreement, Lupin and we agreed to terminate all legal disputes between us relating to SOLODYN®. In addition, Lupin confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Lupin’s activities relating to Lupin’s generic SOLODYN® products under its ANDA. Lupin also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above.

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

On June 1, 2011, we received a Paragraph IV Patent Certification from Aurobindo advising that Aurobindo had filed a supplement or amendment to its earlier filed ANDA with the FDA for generic versions of SOLODYN® in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Aurobindo has not advised us as to the timing or status of the FDA’s review of its filing, or whether Aurobindo has complied with FDA requirements for proving bioequivalence. Aurobindo’s Paragraph IV Patent Certification alleges that our newly issued U.S. Patent No. 7,919,483 (the “’483 Patent”), which was issued to us by the USPTO on April 15, 2011, will not be infringed by Aurobindo’s manufacture, use, sale and/or importation of the products for which the supplement or amendment was submitted. The expiration date for the ’483 Patent is in February 2027. Aurobindo’s submission amends an ANDA already subject to a 30-month stay. As such, we believe that the amendment cannot be approved by the FDA until after the expiration of the 30-month period or a court decision that the patent is invalid or not infringed.

On September 13, 2011, we entered into a license and settlement agreement (the “Aurobindo Settlement Agreement”), dated as of September 6, 2011, with Aurobindo Pharma U.S.A., Inc. on behalf of itself and its affiliates (collectively, hereunder, “Aurobindo”). Under the terms of the Aurobindo Settlement Agreement, we agreed to grant to Aurobindo a future license to make and sell its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to the Company, with the license grant effective November 26, 2011, or earlier under certain conditions. We also agreed to grant to Aurobindo future licenses to make and sell its generic versions of SOLODYN® in 65mg and 115mg strengths effective in February 2018, or earlier under certain conditions, and its generic versions of SOLODYN® in 55mg, 80mg and 105mg strengths effective in February 2019, or earlier under certain conditions. The Aurobindo Settlement Agreement provides that Aurobindo will be required to pay us royalties based on sales of Aurobindo’s generic SOLODYN® products pursuant to the foregoing licenses.

Pursuant to the Aurobindo Settlement Agreement, Aurobindo and we agreed to terminate all legal disputes between us relating to SOLODYN®. In addition, Aurobindo confirmed that our patents relating to SOLODYN® are valid and enforceable, and cover Aurobindo’s activities relating to Aurobindo’s generic SOLODYN® products under its ANDA. Aurobindo also agreed to be permanently enjoined from any distribution of generic SOLODYN® products in the U.S. except as described above.

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

On August 4, 2011, we entered into a license and settlement agreement (the “Nycomed Settlement Agreement”) with Nycomed and its affiliates (collectively “Nycomed”). In connection with the Nycomed Settlement Agreement, we and Nycomed agreed to terminate all legal disputes between us relating to VANOS®. In addition, Nycomed confirmed that certain of our patents relating to VANOS® are valid and enforceable, and cover Nycomed’s activities relating to its generic products under its ANDA. Further, subject to the terms and conditions contained in the Nycomed Settlement Agreement, we agreed to grant to Nycomed, effective December 15, 2013, or earlier upon the occurrence of certain events, a license to make and sell generic versions of VANOS® products. Upon commercialization by Nycomed of generic versions of VANOS® products, Nycomed will pay us a royalty based on sales of such generic products.

On August 10, 2011, we received a Paragraph IV Patent Certification from Nycomed advising that Nycomed has filed a supplement or amendment to its earlier filed ANDA with the FDA for a generic version of VANOS®. Nycomed’s Paragraph IV Patent Certification alleges that the ’738 Patent will not be infringed by Nycomed’s manufacture, use, sale, offer for sale, importation or offer to import the product for which the supplement or amendment was submitted due to the licensing agreement described above.

Stiefel VELTIN™ Litigation

On July 28, 2010, we filed suit against Stiefel Laboratories, Inc., a subsidiary of GlaxoSmithKline plc (“Stiefel”), in the United States District Court for the Western District of Texas – San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel, which was approved by the FDA in 2010, will infringe one or more claims of our U.S. Patent No. RE41,134 (the “’134 Patent”) covering our product ZIANA® Gel, a prescription topical gel indicated for the treatment of acne that was approved by the FDA in November 2006. The ’134 Patent is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and expires in February 2015. We have rights to the ’134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief we requested in the lawsuit includes a request for a permanent injunction preventing Stiefel from infringing the ’134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the ’134 Patent, including such activities relating to VELTIN™, and from inducing or contributing to any such activities. On October 8, 2010, we and the owner of the ’134 Patent filed a motion for a Preliminary Injunction seeking to enjoin sales of VELTIN™. The motion for Preliminary Injunction remains pending.

Actavis ZIANA® Litigation

On March 30, 2011, we received a Paragraph IV Patent Certification from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis has not advised us as to the timing or status of the FDA’s review of its filing, or whether Actavis has complied with FDA requirements for proving bioequivalence. Actavis’ Paragraph IV Patent Certification alleges that our U.S. Patent Nos. RE41,134 (the “’134 Patent”) and 6,387,383 (the “’383 Patent”) will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted. The expiration date for the ’134 Patent is in 2015, and the expiration date for the ’383 Patent is in 2020. On May 11, 2011, we filed suit against Actavis in the United States District Court for the District of Delaware. The suit seeks an adjudication that Actavis has infringed one or more clams of the ’134 Patent and the ’383 Patent by submitting its ANDA to the FDA. The relief we requested includes a request for a permanent injunction preventing Actavis from infringing the asserted claims of the ’134 Patent and the ’383 Patent by engaging in the commercial manufacture, use, offer to sell, or sale within the U.S., or importation into the U.S., of any chemical entity, therapeutic composition, or method of use claimed by the ’134 Patent and the ’383 Patent, and from inducing or contributing to such activities, prior to the expiration of the patents-in-suit. As a result of the filing of the suit, we believe that the ANDA cannot be approved by the FDA until after the expiration of the 30-month stay period or a court decision that the patents-in-suit are invalid or not infringed.

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

Both the request for reexamination and the request for a stay were initially denied. Acella resubmitted its request for reexamination to the USPTO, which was granted on December 15, 2010. Acella again requested that the case be stayed pending reexamination, and the Court again denied Acella’s request. On August 12, 2011, the USPTO issued an initial action in the reexamination, confirming that several of the claims of the ’355 Patent are patentable, including several claims that we believe are infringed by Acella. The reexamination process is continuing. We filed a motion for a Preliminary Injunction on December 10, 2010. The hearing on the Preliminary Injunction motion was to be combined with a “Markman Hearing” that was also scheduled for February 23, 2011. At a Markman Hearing, a court determines the scope of the patent’s claims. The Court held only the Markman Hearing on February 23, 2011, and deferred the hearing on the Preliminary Injunction motion until March 29, 2011. At the Markman Hearing, the Court determined the scope of the patent’s claims. Due to the need to postpone the March 29, 2011 hearing on the Preliminary Injunction due to scheduled conflicts, we withdrew our motion for a Preliminary Injunction in favor of a motion for an expedited trial. In the meantime, Acella moved for summary judgment that the claims of the ’355 Patent are invalid, and that we are entitled only to a reasonable royalty, not lost profit damages. We opposed this motion. On November 3, 2011, the Court granted the motion with respect to validity, and dismissed the motion with respect to lost profits damages. We are reviewing the decision.

LOPROX® Patent Litigation

We filed lawsuits against each of Perrigo Company, Inc. (“Perrigo”), Nycomed U.S., Inc. (hereunder “Nycomed”), and Taro Pharmaceuticals U.S.A., Inc. and Taro Pharmaceutical Industries, Ltd. (together, “Taro”) on July 19, 2011, and against Watson Pharmaceuticals, Inc. (“Watson,” and collectively with Perrigo, Nycomed, and Taro, the “Defendants”) on October 21, 2011, in the United States District Court for the Southern District of New York. Each of the lawsuits seeks an adjudication that the respective Defendant is infringing one or more claims of our U.S. Patent No. 7,981,909 (the “’909 Patent”) by making, using, offering for sale, selling in the U.S. or importing, without authority, a generic version of LOPROX® Shampoo (ciclopirox) 1%. Perrigo, Nycomed and Taro received FDA approval for generic ciclopirox 1% shampoos on or about February 16, 2010, May 25, 2010 and February 23, 2011, respectively. Watson acquired rights to a generic ciclopirox 1% shampoo from Perrigo on or about July 26, 2011, which shampoo was approved by the FDA on November 24, 2009. The relief we requested in each of the lawsuits includes damages and a request for a permanent injunction preventing the respective Defendant from selling a generic version of LOPROX® prior to the expiration of the ’909 Patent. We formally served each of defendants Perrigo, Nycomed, and Taro Pharmaceuticals U.S.A., Inc. with the complaints on October 13, 2011. Taro Pharmaceutical Industries, Ltd. was formally served on October 24, 2011. We have not yet effected formal service of process against Watson. The Court has scheduled an initial conference in the actions filed against Perrigo, Nycomed, and Taro for January 13, 2012.

The information set forth under “Legal Matters” in Note 19 in the notes to the condensed consolidated financial statements, included in Part I, Item I of this Report, is incorporated herein by reference. The pending proceedings described in this section and in “Legal Matters” in Note 19 in the notes to the condensed consolidated financial statements included in Part I, Item I of this Report involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

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

The trend toward managed healthcare in the United States and the growth of managed care organizations could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in demand for products such as SOLODYN®. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. We cannot be certain that the reimbursement policies of these entities will be adequate for our pharmaceutical products to compete on a price basis. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be harmed, as could our business, financial condition, results of operations and cash flows. We are actively engaged in a strategy to reduce our exposure to managed care restrictions for SOLODYN® and our other therapeutic products. This strategy includes, among other things, negotiating new, multi-year contracts with targeted managed care organizations and pharmacy benefit managers. There can be no assurance that such negotiations will be successful or that the strategy will achieve its desired result. Even if such negotiations are successful, they may result in increased managed care rebates, which may have a negative impact on sales, reserves, profitability and the average selling price for affected products, such as SOLODYN®, and result in a reduction in reimbursement amounts for such products from other third-party payors, including the Medicare and Medicaid programs.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2011:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Plans or Programs (2) (3)

July 1, 2011 to July 31, 2011	-	-	-
August 1, 2011 to August 31, 2011	-	-	-
September 1, 2011 to September 30, 2011	49,264	$36.03	49,264

Total	49,264	$36.03	49,264	$148,225,132

(1) Does not include shares deliverable, if any, upon expiration of the capped call options described above.

(2) On August 8, 2011, the Company announced that its Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or the time at which the repurchase limit of $200 million is reached, but may be suspended or terminated at any time at the Company’s discretion without prior notice.

(3) As reduced by the $50.0 million aggregate premium to purchase the capped call options described above.

Item 6.    Exhibits

Exhibit 10.1+*	License and Settlement Agreement, dated as of July 21, 2011, by and among the Company, Lupin Limited and Lupin Pharmaceuticals, Inc.

Exhibit 10.2+*	License and Settlement Agreement, dated as of August 4, 2011, by and between the Company and Nycomed US Inc.

Exhibit 10.3+*	License and Settlement Agreement, dated as of September 6, 2011, by and between the Company and Aurobindo Pharma U.S.A., Inc.

Exhibit 10.4+*	Stock Purchase Agreement, dated as of September 12, 2011, by and between the Company and Solta Medical, Inc.

Exhibit 10.5+	Amendment No. 1 to the Medicis Pharmaceutical Corporation Supplemental Executive Retirement Plan, dated October 6, 2011

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101++**

The following financial information from Medicis Pharmaceutical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2011 and 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

MEDICIS PHARMACEUTICAL CORPORATION

Date: November 9, 2011	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)