Form 10-K
period 2011-12-31
MEDICIS PHARMACEUTICAL CORP
filed 2012-02-28
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock held on June 30, 2011 by non-affiliates of the registrant was $2,092,313,017 based on the closing price of $38.17 per share as reported on the New York Stock Exchange on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of ten percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws). As of February 22, 2012, there were 58,916,819 outstanding shares of Class A common stock, including 1,916,059 shares of unvested restricted stock awards.

Documents incorporated by reference:

Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

PART I

Item 1.    Business

The Company

Medicis Pharmaceutical Corporation (“Medicis,” the “Company,” or as used in the context of “we,” “us” or “our”), together with our wholly owned subsidiaries, is a leading independent specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the United States (“U.S.”) and Canada of products for the treatment of dermatological and aesthetic conditions.

We believe that the U.S. market for dermatological pharmaceutical sales exceeds $6 billion annually. According to the American Society of Plastic Surgeons (“ASPS”), over 13.8 million cosmetic plastic surgery procedures (both surgical and minimally-invasive) were performed in the U.S. in 2011, an increase of five percent as compared to 2010.

We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into strategic collaborations, and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate high integrity relationships of trust and confidence with the foremost dermatologists and the leading plastic surgeons in the U.S. and Canada.

During the fourth quarter of 2011, we acquired substantially all of the assets of Graceway Pharmaceuticals, LLC (“Graceway”) for approximately $455.9 million in cash, after our successful bid at a bankruptcy auction. Graceway’s commercial pharmaceutical product portfolio includes on-market prescription products and important development projects primarily in dermatology and women’s health specialties. Also during the fourth quarter of 2011, we closed the sale of our LipoSonix business to Solta Medical, Inc. (“Solta”) for aggregate cash consideration of approximately $35.5 million and continuing milestone payments based upon the commercial success of the LipoSonix products.

We offer a broad range of products addressing various conditions or aesthetic improvements, including facial wrinkles, glabellar lines, acne, fungal infections, hyperpigmentation, photoaging, psoriasis, actinic keratosis, bronchospasms, external genital and perianal warts/condyloma acuminata, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). We currently offer 27 branded products. Our primary brands are DYSPORT® (abobotulinumtoxinA) 300 Units for Injection, PERLANE® Injectable Gel, RESTYLANE® Injectable Gel, SOLODYN® (minocycline HCl, USP) Extended Release Tablets, VANOS® (fluocinonide) Cream 0.1%, ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel and ZYCLARA® (imiquimod) Cream 3.75% and 2.5%. Many of our primary brands currently enjoy branded market leadership in the segments in which they compete. We concentrate our sales and marketing efforts in promoting them to physicians in our target markets because of the significance of these brands to our business. We also sell a number of other products that we consider less critical to our business.

Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products in the respiratory and women’s health specialties and products for the treatment of urea cycle disorders. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements. The following table sets forth the percentage of net revenues for each of our product categories for 2011, 2010 and 2009:

Product Category	2011	2010	2009

Acne and acne-related dermatological products	62.1%	69.3%	69.9%

Non-acne dermatological products	31.8%	25.1%	23.4%

Non-dermatological products (including contract revenues)	6.1%	5.6%	6.7%

Less than 5% of our net revenues during 2011, 2010 and 2009 were generated outside the U.S.

Our Products

We currently market 27 branded products. Our sales and marketing efforts are currently focused on our primary brands. The following chart details certain important features of our primary brands:

Brand	Treatment	U.S. Market Impact

DYSPORT®	Temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age	Launched in June 2009 following U.S. Food and Drug Administration (“FDA”) approval on April 29, 2009
PERLANE®	Implantation into the deep dermis to superficial subcutis for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds	Launched in May 2007 following FDA approval on May 2, 2007; PERLANE-L® was approved by the FDA on January 29, 2010
RESTYLANE®	Implantation into the mid to deep dermis for the correction of moderate to severe facial wrinkles and folds, such as nasolabial folds; submucosal implantation for lip augmentation in patients over the age of 21	The first hyaluronic acid dermal filler approved in the U.S., and the most-studied dermal filler in the world; launched in January 2004 following FDA approval on December 12, 2003; RESTYLANE-L® was approved by the FDA on January 29, 2010; the Premarket Approval Application (“PMA”) supplement to expand the approved use of RESTYLANE® to include lip augmentation was approved by the FDA on October 11, 2011
SOLODYN®	Once daily dosage for the treatment of only inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age and older	The #1 dermatology medication by dollars in the world and the #1 most prescribed branded dermatology product in the U.S. by prescriptions and dollars; launched in 2006 following FDA approval on May 8, 2006
VANOS®	Super-high potency topical corticosteroid for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses (e.g., psoriasis) in patients 12 years of age or older	Launched in April 2005 following FDA approval on February 11, 2005

Brand	Treatment	U.S. Market Impact
ZIANA®	Once daily combination product for topical treatment of acne vulgaris in patients 12 years of age and older	First commercial sales to wholesalers in December 2006 and launched in January 2007 following FDA approval on November 7, 2006
ZYCLARA®	Topical treatment of clinically typical visible or palpable actinic keratosis of the full face or balding scalp in immunocompetent adults (3.75% and 2.5% strengths), and the topical treatment of external genital and perianal warts/ condyloma acuminate in patients 12 years of age or older (3.75% strength only)	Acquired as part of the purchase of the assets of Graceway on December 2, 2011

Prescription Pharmaceuticals

Our principal branded prescription pharmaceutical products are described below:

SOLODYN®, launched to dermatologists in July 2006 after approval by the FDA on May 8, 2006, is the only branded oral minocycline approved for once daily dosage in the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in patients 12 years of age or older. SOLODYN® is the first and only extended release minocycline with eight FDA-approved dosing strengths. SOLODYN® is currently available by prescription in 55mg, 65mg, 80mg, 105mg and 115mg extended release tablet dosages. SOLODYN® in 45mg, 90mg and 135mg strengths were approved as a part of the original FDA approval on May 8, 2006, and we stopped shipping these strengths effective July 1, 2011. The 65mg and 115mg dosages were approved by the FDA in July 2009. The 55mg, 80mg and 105mg strengths were approved by the FDA in August 2010. Minocycline, the active ingredient in SOLODYN®, is lipid soluble, and distributes in the skin and sebum. SOLODYN® is not bioequivalent to any immediate release minocycline products, and is in no way interchangeable with any immediate release forms of minocycline. SOLODYN® has four issued patents (see also Item 1A. Risk Factors). U.S. patent No. 5,908,838 (the “’838 Patent”), which expires in 2018, relates to the use of the SOLODYN® unique dissolution rate. We believe all forms of SOLODYN® currently approved for use are covered by one or more claims of the ’838 Patent. The FDA listed this patent in the FDA’s Approved Drug Products with Therapeutic Equivalents (the “Orange Book”) for SOLODYN® in December 2008. U.S. Patent No. 7,541,347 (the “’347 Patent”), which expires in 2027, relates to the use of the 90mg controlled-release oral dosage form of minocycline to treat acne. U.S. Patent No. 7,544,373 (the “’373 Patent”), which expires in 2027, relates to the composition of the 90mg dosage form. The FDA listed these two patents in the Orange Book for SOLODYN® in June 2009. On September 8, 2010, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 7,790,705 (the “’705” Patent”) related to the use of SOLODYN®. This patent, entitled “Minocycline Oral Dosage Forms for the Treatment of Acne,” relates to the use of dosage forms of SOLODYN® which provide approximately 1 mg/kg dosing based on the body weight of the person, and expires in 2025. On April 5, 2011, the USPTO issued U.S. Patent No. 7,919,483 (the “’483 Patent”), entitled “Method for the Treatment of Acne,” which covers methods of using a controlled-release oral dosage form of minocycline to treat acne, including the use of our product SOLODYN® in all eight currently available dosage forms, and expires in March 2027. Multiple patent applications directed to key dosing, labeling and formulation aspects of SOLODYN® are pending. See also Item 1A. Risk Factors.

VANOS® Cream, launched to dermatologists in April 2005 after approval by the FDA on February 11, 2005, is a super-high potency (Class I) topical corticosteroid indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses (e.g., psoriasis) in patients 12 years of age or older. The active ingredient in VANOS® is fluocinonide 0.1%, and is the only fluocinonide available in the Class I category of topical corticosteroids. Two double-blind clinical studies have demonstrated the efficacy, safety and tolerability of VANOS®. Its base was formulated to have the cosmetic elegance of a cream with ointment-like ingredients. In addition, physicians have the flexibility of prescribing VANOS® either for once or twice daily application for corticosteroid responsive dermatoses. VANOS® Cream is available by prescription in 30 gram, 60 gram and 120 gram tubes. VANOS® Cream is protected by one U.S. patent that expires in 2021, two U.S. patents that expire in 2022 and two U.S patents that expire in 2023. See also Item 1A. Risk Factors.

ZIANA® Gel, which contains clindamycin phosphate 1.2% and tretinoin 0.025%, was approved by the FDA on November 7, 2006. Initial shipments of ZIANA® to wholesalers began in December 2006, with formal promotional launch to dermatologists occurring in January 2007. ZIANA® is a combination of clindamycin and tretinoin approved for once daily use for the topical treatment of acne vulgaris in patients 12 years and older. ZIANA® was also the first approved acne product to combine an antibiotic and a retinoid. ZIANA® is available by prescription in 30 gram and 60 gram tubes. ZIANA® is protected by two U.S. patents for both composition of matter on the aqueous-based vehicle and method that expire in 2015 and 2020. Each of these patents cover aspects of the unique vehicle which are used to deliver the active ingredients in ZIANA®. See also Item 1A. Risk Factors.

ZYCLARA® Cream, which contains imiquimod, was approved by the FDA in the 3.75% strength for the topical treatment of clinically typical visible or palpable actinic keratoses of the full face or balding scalp in immunocompetent adults on March 25, 2010, and for the treatment of external genital warts and perianal warts in patients 12 years or older on March 24, 2011; and was approved in the 2.5% strength for the topical treatment of clinically typical visible or palpable actinic keratoses of the full face or balding scalp in immunocompetent adults on July 15, 2011. ZYCLARA® is available by prescription and is supplied as a cream in the 3.75% strength in single-use packets, and in a pump container system which we began shipping to wholesale customers in February 2012. The 2.5% strength is anticipated to be launched in a pump form during the second half of 2012. ZYCLARA® has several applied-for patents currently under accelerated examination in the U.S. which we believe are to issue before the expiration of regulatory exclusivity. We expect the term of some of these applications to run to 2029 or 2030.

Facial Aesthetic Products

Our principal branded facial aesthetic products are described below:

DYSPORT®, an injectable botulinum toxin type A formulation, is an acetylcholine release inhibitor and a neuromuscular blocking agent. We market DYSPORT® in the U.S. for the aesthetic indication of temporary improvement in the appearance of moderate to severe glabellar lines in adults younger than 65 years of age. DYSPORT® was approved by the FDA on April 29, 2009 and launched by us in June 2009. We acquired the rights to the aesthetic use of DYSPORT® in the U.S., Canada and Japan from Ipsen, S.A. (“Ipsen”) in March 2006. According to the ASAPS, injections of botulinum toxin type A was the number one nonsurgical cosmetic procedure in 2010, with over 2.4 million total procedures performed.

RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINESTM are injectable, transparent, stabilized hyaluronic acid gels, which require no patient sensitivity tests in advance of product administration. Their unique particle-based gel formulations offer structural support and lift when implanted into the skin. We acquired the exclusive U.S. and Canadian rights to these facial aesthetic products from Q-Med AB, a Swedish biotechnology and medical device company and its affiliates (collectively, “Q-Med”) through license agreements in March 2003. On a worldwide basis, more than 11 million treatments of RESTYLANE® have been successfully performed in more than 70 countries since market introduction in 1996. In the U.S., the FDA regulates these products as medical devices. We began offering RESTYLANE® and PERLANE® in the U.S. on January 6, 2004 and May 21, 2007, respectively, following FDA approvals on December 12, 2003 and May 2, 2007, respectively. RESTYLANE® is the most-studied dermal filler, and is the first and only hyaluronic acid dermal filler whose FDA-approved label includes duration data up to 18 months with one follow-up treatment. On January 29, 2010, the FDA approved RESTYLANE-L® and PERLANE-L®, which include the addition of 0.3% lidocaine. We began shipping RESTYLANE-L® and PERLANE-L® during the first quarter of 2010, and these products represented, in aggregate, approximately 88% of RESTYLANE®

brand family net revenues during 2011. On October 11, 2011, we announced that the FDA had approved our premarket approval application supplement to expand the approved use of RESTYLANE® to include lip augmentation. We offer RESTYLANE®, PERLANE® and RESTYLANE FINE LINESTM in Canada. RESTYLANE FINE LINES TM is not approved by the FDA for use in the U.S.

Research and Development

We have historically developed and obtained marketing and distribution rights to pharmaceutical agents in various stages of development. We have a variety of products under development, ranging from new products to existing product line extensions and reformulations of existing products. Our product development strategy involves the rapid evaluation and formulation of new therapeutics by obtaining preclinical safety and efficacy data, when possible, followed by rapid safety and efficacy testing in humans. Historically, we have supplemented our research and development efforts by entering into research and development and license agreements with other pharmaceutical and biotechnology companies for the development of new products and the enhancement of existing products. We anticipate that research and development expense will increase as a percentage of net revenues in the next several years as we continue to add important projects to our development portfolio.

We incurred total research and development costs for all of our sponsored and unreimbursed co-sponsored pharmaceutical projects for 2011, 2010 and 2009, of $68.3 million, $44.3 million and $58.1 million, respectively. Research and development costs include up-front and milestone payments related to product development agreements and other strategic collaborations. During 2011, up-front and/or milestone payments of $20.0 million was paid to Lupin Limited (“Lupin”), $7.0 million was paid to Anacor Pharmaceuticals, Inc. (“Anacor”), $5.5 million was paid to a privately-held U.S. biotechnology company, and $2.0 million was paid to a Medicis partner. During 2010, up-front and/or milestone payments of $15.0 million was paid to a privately-held U.S. biotechnology company and $3.9 million was paid to a Medicis partner. During 2009, up-front and/or milestone payments of $12.0 million was paid to Impax Laboratories, Inc. (“Impax”), $10.0 million was paid to Revance Therapeutics, Inc. (“Revance”), $5.3 million was paid to Glenmark Generics Ltd. and Glenmark Generics Inc., USA (collectively, “Glenmark”) and $5.0 million was paid to Perrigo Israel Pharmaceutical Ltd. and Perrigo Company (collectively, “Perrigo”).

On July 21, 2011, we entered into a joint development agreement with Lupin, whereby Lupin and we will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the agreement, subject to the terms and conditions contained therein, we made an up-front $20.0 million payment to Lupin and will make additional payments to Lupin of up to $38.0 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the agreement. In addition, we will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the agreement. The $20.0 million up-front payment was recognized as research and development expense during the year ended December 31, 2011.

On February 9, 2011, we entered into a research and development agreement with Anacor for the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne. Under the terms of the agreement, we paid Anacor $7.0 million in connection with the execution of the agreement, and will pay up to $153.0 million upon the achievement of certain research, development, regulatory and commercial milestones, as well as royalties on sales by us. Anacor will be responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, while we will have an option to obtain an exclusive license for products covered by the agreement. The initial $7.0 million payment was recognized as research and development expense during the year ended December 31, 2011.

On September 10, 2010, we entered into a sublicense and development agreement with a privately-held U.S. biotechnology company to develop an agent for specific dermatological conditions in the Americas and Europe and a purchase option to acquire the privately-held U.S. biotechnology company. Under the terms of the agreements, we paid the privately-held U.S. biotechnology company $5.0 million in connection with the execution of the agreement, and will pay additional potential milestone payments totaling approximately $100.5 million upon successful completion of certain clinical, regulatory and commercial milestones. During the three months ended December 31, 2010 and the three months ended June 30, 2011, a development milestone was achieved, and we made a $10.0 million payment and a $5.5 million payment, respectively, to the privately-held U.S. biotechnology company pursuant to the development agreement. The initial $5.0 million payment and the $10.0 million milestone payment were recognized as research and development expense during the year ended December 31, 2010, and the $5.5 million milestone payment was recognized as research and development expense during the year ended December 31, 2011.

On November 14, 2009, we entered into an asset purchase and development agreement with Glenmark. In connection with the agreement, we purchased from Glenmark the North American rights of a dermatology product currently under development, including the underlying technology and regulatory filings. In accordance with the terms of the agreement, we made a $5.0 million payment to Glenmark upon closing of the transaction. The agreement also provided that we would make additional payments to Glenmark of up to $7.0 million upon the achievement of certain development and regulatory milestones, as well as certain royalty payments on sales of the product. The initial $5.0 million payment was recognized as research and development expense during the year ended December 31, 2009. On October 4, 2010, we gave notice to Glenmark that we had determined to stop development of the product in accordance with the terms of the agreement, and on January 6, 2011, we gave notice to Glenmark that the parties’ obligations under the agreement have been fulfilled and that the agreement has expired.

On July 28, 2009, we entered into a license agreement with Revance granting us worldwide aesthetic and dermatological rights to Revance’s novel, investigational, injectable botulinum toxin type A product, referred to as “RT002,” currently in pre-clinical studies. The objective of the RT002 program is the development of a next-generation neurotoxin with favorable duration of effect and safety profiles. Under the terms of the agreement, we paid Revance $10.0 million upon closing of the agreement, and will pay additional potential milestone payments totaling approximately $94 million upon successful completion of certain clinical, regulatory and commercial milestones, and a royalty based on sales and supply price, the total of which is equivalent to a double-digit percentage of net sales. The initial $10.0 million payment was recognized as research and development expense during the year ended December 31, 2009.

On April 8, 2009, we entered into a joint development agreement with Perrigo whereby we would collaborate with Perrigo to develop a novel proprietary product for which we would have the sole right to commercialize. If and when a New Drug Application (“NDA”) for a novel proprietary product is submitted to the FDA, we and Perrigo would enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to us all of our novel proprietary product requirements in the U.S. We made an up-front $3.0 million payment to Perrigo upon execution of the agreement. During the three months ended September 30, 2009, a development milestone was achieved, and we made a $2.0 million payment to Perrigo pursuant to the agreement. The agreement also included additional payments to Perrigo of up to $3.0 million upon the achievement of other certain development and regulatory milestones, as well as royalty payments to Perrigo on sales of the novel proprietary product. The $3.0 million up-front payment and the $2.0 million development milestone payment were recognized as research and development expense during the year ended December 31, 2009. During the three months ended September 30, 2011, we determined that the product under development did not satisfy our criteria for continuing development. The development project was terminated, and we paid Perrigo $1.0 million as part of the termination, which was recognized as research and development expense during the year ended December 31, 2011.

On November 26, 2008, we entered into a joint development agreement with Impax, which was amended on January 21, 2011, whereby we and Impax will collaborate on the development of five strategic dermatology product opportunities, including an advanced-form SOLODYN® product. Under the terms of the agreement, we made an initial payment of $40.0 million upon execution of the agreement. During the three months ended March 31, 2009, September 30, 2009 and December 31, 2009, we paid Impax $5.0 million, $5.0 million and

$2.0 million, respectively, upon the achievement of three separate clinical milestones, in accordance with the terms of the agreement. In addition, we are required to pay up to $11.0 million upon successful completion of certain other clinical and commercial milestones. We will also make royalty payments based on sales of the advanced-form SOLODYN® product if and when it is commercialized by us upon approval by the FDA. We will share in the gross profit of the other four development products if and when they are commercialized by Impax upon approval by the FDA. The $40.0 million payment was recognized as research and development expense during the year ended December 31, 2008, and the three separate $5.0 million, $5.0 million and $2.0 million clinical milestone achievement payments were recognized as research and development expense during the year ended December 31, 2009.

Sales and Marketing

Our combined dedicated sales force, consisting of 253 employees as of December 31, 2011, focuses on high patient volume dermatologists and plastic surgeons. Since a relatively small number of physicians are responsible for writing a majority of dermatological prescriptions and performing facial aesthetic procedures, we believe that the size of our sales force is appropriate to reach our target physicians. Our therapeutic dermatology sales force consists of 156 employees who regularly call on approximately 10,000 dermatologists. Our facial aesthetic sales force consists of 97 employees who regularly call on leading plastic surgeons, facial plastic surgeons, dermatologists and dermatologic surgeons. We also have four national account managers who regularly call on major drug wholesalers, managed care organizations, large retail chains, formularies and related organizations.

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

Warehousing and Distribution

We utilize an independent national warehousing corporation to store and distribute our pharmaceutical products in the U.S. from primarily two regional warehouses in Nevada and Georgia, as well as an additional warehouse in North Carolina. We also utilize independent warehousing companies to store and distribute our pharmaceutical products in Canada from warehouses in Ontario. Upon the receipt of a purchase order through electronic data input (“EDI”), phone, mail or facsimile, the order is processed through our inventory management systems and is transmitted primarily electronically to the appropriate warehouse for picking and packing. Upon shipment, the warehouse sends back to us, primarily via EDI, the necessary information to automatically process the invoice in a timely manner.

Customers

Our customers include certain of the leading wholesale pharmaceutical distributors in the U.S., such as AmerisourceBergen Corporation (“AmerisourceBergen”), Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”) along with other major drug chains. During 2011, 2010 and 2009, these customers accounted for the following portions of our net revenues:

	2011	2010	2009
McKesson	44.3%	42.6%	40.8%
Cardinal	38.3%	35.4%	37.1%
AmerisourceBergen	*	10.8%	*

*	less than 10%

McKesson is the sole distributor of our RESTYLANE® and PERLANE® branded products and DYSPORT® in the U.S.

Third-Party Reimbursement

Our operating results and business success depend in large part on the availability of adequate third-party payor reimbursement to patients for our prescription brand products. These third-party payors include governmental entities such as Medicaid, Medicare, private health insurers and managed care organizations. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to them and the pharmacy benefit managers that serve many of these organizations has become important to our business.

The trend toward managed healthcare in the U.S. and the growth of managed care organizations, as well as the implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, together known as the “Affordable Care Act,” could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. As such we continue to actively partner with third-party payors, working towards increasing formulary coverage and accessibility to our products.

Some of our products are covered for Medicare beneficiaries under the expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is implemented through private plans under contractual arrangements with the federal government. These plans negotiate discounts from drug manufacturers and pass some of the savings to Medicare beneficiaries. Effective January 1, 2012, we have entered into several agreements with private plans offering additional savings to Medicare beneficiaries.

Beginning in 2011, the Affordable Care Act made several changes to Medicare Part D to phase-out the patient coverage gap (e.g., “doughnut hole”) by reducing patient responsibility in the coverage gap from 100% in 2010 to 25% in 2020. Also beginning in 2011, under the Coverage Gap Discount Program, drug manufacturers are obligated to pay quarterly applicable discounts of 50% of the negotiated price of all their branded drugs issued to Medicare Part D patients in the coverage gap. Medicis is obligated to pay these rebates under this Medicare Part D Coverage Gap Discount Program.

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

Manufacturing

We currently outsource all of our manufacturing needs, and we are required by the FDA to contract only with manufacturers who comply with current Good Manufacturing Practices (“cGMP”) regulations and other applicable laws and regulations. Typically our manufacturing contracts are short term. We review our manufacturing arrangements on a regular basis and assess the viability of alternative manufacturers and suppliers of key raw materials if our current manufacturers are unable to fulfill our needs. If any of our manufacturing partners are unable to perform their obligations under our manufacturing agreements or if any of our manufacturing agreements are terminated, we may experience a disruption in the manufacturing of the applicable product that would adversely affect our results of operations. In some cases, the sources of our raw materials are outside of the U.S., and as such we cannot always guarantee that the political and industry climate in these countries will always be stable and provide a surety of supply. Also, due to the U.S. environment, certain materials may experience changes in U.S. manufacturing location to an Ex-U.S. location, which could cause unplanned disruptions. We also work though U.S. agents for the supply of active pharmaceutical ingredients brought into the U.S. and in some cases are only able to purchase on a purchase order basis. While we attempt to understand and mitigate risks within the supply chain for manufacturers and suppliers, it is not always feasible and possible to identify willing, qualified alternate sources, often due to the nature of the product lines we produce. In certain cases, we may increase inventory levels as a risk mitigating activity. Additionally, in many cases our manufacturers and suppliers are privately-held or closely-held corporations, so it potentially can be difficult to assess the financial health and viability of our manufacturers and suppliers. We attempt to mitigate this risk through up-front diligence as well as ongoing diligence of the financial status and operational capabilities of our manufacturers and suppliers.

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

We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are currently available from only one source and others may in the future become available from only one source. Also, at times suppliers of raw materials may change their processes and/or components with little advance notice. These occurrences have the potential to impact product availability as well, as we manage these changes in the required regulatory manner and time frames. We try to maintain inventory levels at various in-process stages (e.g., raw material inventory and finished product inventory) that are no greater than necessary to meet our current projections, which could have the effect of exacerbating supply problems. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products and prevent us from increasing raw material and finished product inventory levels to mitigate supply risks as a temporary solution. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This, in turn, could cause a loss of our market share and reduce our revenues. In addition, any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products, which would adversely affect our financial condition and results of operations.

Our VANOS® and ZIANA® branded products are manufactured by Contract Pharmaceuticals Limited pursuant to a manufacturing agreement that expires three years after delivery of our first order of commercial supply of our ZIANA® branded products, which we anticipate will occur sometime in 2012, or in early 2013. We are also in the process of evaluating alternative manufacturing facilities for some of these products.

Our RESTYLANE® and PERLANE® branded products in the U.S. and Canada are manufactured by Q-Med pursuant to a long-term supply agreement that expires no earlier than 2014.

Our DYSPORT® branded product is manufactured by Ipsen pursuant to a long-term supply agreement that expires in 2036.

Our SOLODYN® branded product is manufactured by Wellspring Pharmaceutical Canada Corp. pursuant to a supply agreement that expires in 2014, and also by AAIPharma Services Corp., pursuant to a supply agreement that expires in 2012. We are currently in the process of negotiating a new, long-term supply agreement with AAIPharma, and we are also in the process of evaluating an alternative packaging facility for future SOLODYN® production.

Our ZYCLARA® branded product is manufactured by 3M Corporation pursuant to a supply agreement that terminates in December 2013.

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

We have obtained and/or in-licensed a number of patents covering key aspects of our products, including a U.S. patent expiring in December 2017 or later covering RESTYLANE®, three U.S. patents expiring, respectively, in February 2018, June 2025 and March 2027, covering multiple strengths of SOLODYN® Tablets; two U.S. patents expiring in April 2027, each covering 90mg SOLODYN® Tablets; two U.S. patents expiring, respectively, in February 2015 and August 2020 covering ZIANA® Gel; one U.S. patent expiring in December 2021, two U.S. patents expiring in January 2023, and two U.S. patents expiring in August and September 2022, respectively, covering VANOS® Cream and two U.S. patents expiring, respectively, in November 2016 and September 2018 covering LOPROX® Shampoo (ciclopirox) 1%. We also have patent applications pending relating to most of our products, including SOLODYN® Tablets, ZYCLARA® and LOPROX® Shampoo (ciclopirox) 1%, and we are pursuing several other U.S. and foreign patent applications.

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

Third parties may challenge and seek to invalidate, limit or circumvent our patents and patent applications relating to our products, product candidates and technologies. Such challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs of defending the validity of our patents, including the prosecution of infringements and the related litigation, can require a substantial commitment of our management’s time, be costly and can preclude or delay the commercialization of products or result in the genericization of markets for our products. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies — Legal Matters,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” for information concerning our current intellectual property litigation.

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

The largest competitors for our prescription dermatological products include Allergan, Galderma, Johnson & Johnson, Sanofi, GlaxoSmithKline, plc (Stiefel), Valeant Pharmaceuticals International and Warner Chilcott. There are also prescription dermatological products under development, including products from Leo Pharma. Several of our primary prescription brands compete or may compete in the near future with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers, third-party payors and pharmacies seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers.

Our facial aesthetics products compete primarily against certain products of Allergan. DYSPORT® competes directly with Allergan’s Botox® Cosmetic, an established botulinum toxin product that was approved by the FDA for aesthetic purposes in 2002. Allergan is a larger company than Medicis, and has greater financial resources than those available to us. Another botulinum toxin product on the market is Xeomin®, approved by the FDA for aesthetic purposes in 2011 and marketed by Merz Aesthetics. There are also other botulinum toxin products under development, including products from Johnson & Johnson and its subsidiary Mentor Corporation, which claim to offer equivalent or greater aesthetic benefits than DYSPORT® and, if approved, the companies producing such products could charge less to doctors for their products.

Among other dermal filler products, Allergan markets Juvéderm® Ultra, Juvéderm® Ultra XC, Juvéderm® Ultra Plus and Juvéderm® Ultra Plus XC. Other dermal filler products on the market include: Artefill® by Suneva Medical, Belotero® Balance and Radiesse® by Merz Aesthetics, ElevessTM and HydrelleTM by Anika Therapeutics, LAVIVTM by Fibrocell Science, Prevelle® Silk by Mentor Corporation and Sculptra® Aesthetic by Valeant Pharmaceuticals International. Patients may differentiate these products from RESTYLANE®, RESTYLANE-L®, PERLANE® and PERLANE-L® based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval, including products from Allergan and Johnson & Johnson and its subsidiary Mentor Corporation, which claim to offer equivalent or greater facial aesthetic benefits than RESTYLANE®, RESTYLANE-L®, PERLANE® and PERLANE-L® and, if approved, the companies producing such products could charge less to doctors for their products.

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

Our RESTYLANE® and PERLANE® dermal filler products are prescription medical devices intended for human use and are subject to regulation by the FDA in the U.S. Unless an exemption applies, a medical device in the U.S. must have a PMA in accordance with the FDCA, or a 510(k) clearance (a demonstration that the new device is “substantially equivalent” to a device already on the market). RESTYLANE®, PERLANE® and non-collagen dermal fillers are subject to PMA regulations that require premarket review of clinical data on safety and effectiveness. FDA device regulations for PMAs generally require reasonable assurance of safety and effectiveness prior to marketing, including safety and efficacy data obtained under clinical protocols approved under an Investigational Device Exemption (“IDE”) and the manufacturing of the device requires compliance with “quality system regulations” (“QSRs”), as verified by detailed FDA inspections of manufacturing facilities. These regulations also require post-approval reporting of alleged product defects, recalls and certain adverse experiences to the FDA. Generally, FDA regulations divide medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, QSRs and other general requirements that are also applicable to all classes of medical devices but, at least currently, most are not subject to premarket review. Class II devices are subject to special controls in addition to general controls and generally require the submission of a premarket notification 510(k) clearance before marketing is permitted. Class III devices are subject to the most comprehensive regulation and in most cases, other than those that remain grandfathered based on clinical use before 1976, require submission to the FDA of a PMA application that includes biocompatibility, manufacturing and clinical data supporting the safety and effectiveness of the device as well as compliance with the same provisions applicable to all medical devices such as QSRs. Annual reports must be submitted to the FDA, as well as descriptions of certain adverse events that are reported to the sponsor within specified timeframes of receipt of such reports. RESTYLANE® and PERLANE® are regulated as Class III PMA-required medical devices. RESTYLANE® and PERLANE® have been approved by the FDA under a PMA.

In general, products falling within the FDA’s definition of “new drugs,” including both drugs and biological products, require premarket approval by the FDA and must comply with a host of marketing requirements, such as product labeling, and post-market regulations, including but not limited to, manufacture under cGMP and adverse experience reporting.

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

The steps required before a “new drug” may be marketed, shipped or sold in the U.S. typically include (i) preclinical laboratory and animal testing of pharmacology and toxicology; (ii) submission to the FDA of an IND; (iii) at least two adequate and well-controlled clinical trials to establish the safety and efficacy of the drug (for some applications, the FDA may accept one large clinical trial) beyond those human clinical trials necessary to establish a safe dose and to identify the human absorption, distribution, metabolism and excretion of the active ingredient or biological substance as applicable; (iv) submission to the FDA of an NDA or BLA; (v) FDA approval of the NDA or BLA; and (vi) manufacture under cGMPs as verified by a pre-approval inspection (“PAI”) by the FDA. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with the FDA.

Generic versions of new drugs may also be approved by the agency pursuant to an Abbreviated New Drug Application (“ANDA”) if the product is pharmaceutically equivalent (i.e., it has the same active ingredient, strength, dosage form and route of administration) and bioequivalent to the reference listed drug (“RLD”). The agency will not approve an ANDA, however, if the RLD has statutory marketing exclusivity. If the RLD has patent protection and the patent is listed in the FDA’s Orange Book, the FDA will approve an ANDA generally only if the applicant filed a paragraph IV certification and there is no 30-month stay in place. For oral or parental dosage forms, approval of an ANDA does not generally require the submission of clinical data on the safety and effectiveness of the drug product. For certain topical drug products submitted under ANDAs, clinical studies demonstrating equivalence to the innovator drug product may be required. For solid oral dosage forms, the applicant must provide dissolution and/or bioequivalence studies to show that the generic drug product has comparable bioavailability to the RLD upon which the ANDA is based.

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

Employees

At December 31, 2011, we had 646 full-time employees. No employees are subject to a collective bargaining agreement. We believe we have good relationships with our employees.

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

We depend upon patents to provide us with exclusive marketing rights for certain of our primary products for some period of time. If patents for our primary products expire, or are successfully challenged by our competitors, in the United States and in other countries, we would face strong competition from lower price generic drugs. Loss of patent protection for any of our primary products would likely lead to a rapid loss of sales for that product, as lower priced generic versions of that drug become available. In the case of products that contribute significantly to our sales, the loss of patent protection could have a material adverse effect on our results of operations.

We currently have three issued patents, the ’838 Patent, the ’705 Patent and the ’483 Patent, relating to SOLODYN® that do not expire until 2018, 2025 or later and 2027, respectively, and two other issued patents, the ’347 Patent and the ’373 Patent, relating to 90mg SOLODYN® Tablets that do not expire until 2027. As part of our patent strategy, we are currently pursuing additional patent applications for SOLODYN®. However, we cannot provide any assurance that any additional patents will be issued relating to SOLODYN®. The failure to obtain additional patent protection could adversely affect our ability to deter generic competition, which would adversely affect SOLODYN® revenue and our results of operations. In addition, certain of our products, including ZYCLARA®, do not currently have patent protection. While we are currently pursuing patent applications for several of our products, such as ZYCLARA®, we cannot provide any assurance that patents will be issued. The failure to obtain patent protection on our products could materially affect our sales for those products and could have a material adverse effect on our results of operations. While we have regulatory exclusivity for ZYCLARA® (imiquimod) Cream 3.75% for the treatment of actinic keratosis through March 25, 2013, for ZYCLARA® (imiquimod) Cream 3.75% for the treatment of external genital and perianal warts/condyloma acuminate through March 24, 2014 and for ZYCLARA® (imiquimod) Cream 2.5% for actinic keratosis through July 15, 2014, a failure to have patent protection by such dates could adversely affect our ability to deter generic competition for ZYCLARA®.

We have faced generic competition in the past and expect to face additional generic competition in the near future.

Competition from manufacturers of generic drugs is, and we expect will continue to be, a significant challenge for us. Upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our products, we can lose a significant portion of sales of that product in a very short period, which can adversely affect our business. In addition, our patent-protected products may face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. Further, the patents covering our products, including SOLODYN®, VANOS® and LOPROX®, continue to be challenged by generic manufacturers and we expect additional challenges. Under the Hatch-Waxman Act, any generic pharmaceutical manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity of or claiming non-infringement of a patent listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the FDA’s “Orange Book,” four years after the pioneer company obtains approval of its New Drug Application for new chemical entities (“NCEs”) and sooner for new drugs including active ingredients that are not classified as NCEs by the FDA. Multiple companies have filed, and we expect additional companies will file, Paragraph IV certifications challenging the patents associated with some of our key products. Companies typically do not advise us as to the timing or status of the FDA’s review of their ANDA filings, or whether they have complied with FDA requirements for proving bioequivalence. Paragraph IV certifications commonly allege that one or more of our patents is invalid and/or will not be infringed by the filer’s manufacture, use, sale and/or importation of the products for which the ANDA was submitted. If a Paragraph IV challenge were to succeed, any affected product would face generic competition and its sales would likely decline materially. We have from time to time entered into settlement agreements with certain companies that have filed Paragraph IV certifications, but there can be no assurance that we will be able to enter into such settlements in the future. In addition, we have on occasion entered into license and settlement agreements with certain companies, including agreements to market authorized generic versions of our branded products. For example, we have entered into license agreements with certain companies pursuant to which we have granted a license to make and sell generic versions of SOLODYN® in 45mg, 90mg, and 135mg strengths under the SOLODYN® intellectual property rights belonging to us effective in November 2011, as well as future licenses to make and sell generic versions of SOLODYN® in 65mg and 115mg strengths effective in

February 2018, or earlier under certain conditions, and generic versions of SOLODYN® in 55mg, 80mg and 105mg strengths effective in February 2019, or earlier under certain conditions. We have also entered into license agreements with certain companies pursuant to which we have granted licenses to make and sell generic versions of VANOS® products effective December 15, 2013, or earlier under certain conditions. Although the license agreements require the companies to pay us royalties based on sales of the generic SOLODYN® and VANOS® products, the sale of such generic products could cause our sales of SOLODYN® and VANOS® to decline materially. It is also possible that settlement and license agreements with generic competitors could result in the forfeiture of any marketing exclusivity held by those companies, resulting in the FDA potentially approving additional generic versions of our branded products. If any of our primary products are rendered obsolete or uneconomical by competitive changes, including generic competition, our results of operation would be materially and adversely affected.

See Item 3 of Part I of this report, “Legal Proceedings — Legal Matters,” and Note 12, “Commitments and Contingences,” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules.”

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

The patents, and patents issuing from our patent applications, in which we have an interest may be challenged as to their validity or enforceability or infringement. Any such challenges may result in potentially significant harm to our business and enable generic entry into markets for our products. The cost of responding to any such challenges and the cost of prosecuting infringement claims and any related litigation, could be substantial. In addition, any such litigation also could require a substantial commitment of our management’s time.

See Item 3 of Part I of this report, “Legal Proceedings,” and Note 12, “Commitments and Contingencies — Legal Matters,” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” for information concerning our current intellectual property litigation.

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

From time to time, the FDA may elect to permit sales of certain pharmaceuticals currently sold on a prescription basis, without a prescription. FDA approval of the sale of our products without a prescription would reduce demand for our competing prescription products and, accordingly, reduce our profits. The FDA may also require us to stop selling our product as a prescription drug and obtain approval of the product for OTC sale or require us to comply with an OTC monograph, which may materially and adversely affect our business, financial condition and results of operations. For example, in 2010, the FDA classified benzoyl peroxide, the active ingredient in our TRIAZ® products, as a Category III ingredient under a final FDA monograph for OTC use in treatment of labeled conditions, effective March 4, 2011. Because our TRIAZ® products, which we sold on a prescription basis, have the same ingredients at the same dosage levels as the OTC products, as of the effective date of the final monograph, TRIAZ® is no longer available by prescription.

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

On or about October 12, 2006, we and the United States Attorney’s Office for the District of Kansas entered into a Nonprosecution Agreement wherein the government agreed not to prosecute us for any alleged criminal violations relating to the alleged off-label marketing and promotion of LOPROX®. In exchange for the government’s agreement not to pursue any criminal charges against us, we agreed to continue cooperating with the government in its ongoing investigation into whether past and present employees and officers may have violated federal criminal law regarding alleged off-label marketing and promotion of LOPROX® to pediatricians. As a result of the investigation, prosecutions and other proceedings, certain past and present sales and marketing employees and officers separated from the Company. See Item 3 of Part I of this report, “Legal Proceedings” and Note 12, “Commitments and Contingencies — Legal Matters,” in the notes to the consolidated financial statements listed under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” for information concerning our current litigation.

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

Our customers include some of the United States’ leading wholesale pharmaceutical distributors, such as Cardinal, McKesson, and major drug chains. We are party to distribution services agreements with McKesson and Cardinal. During 2011, McKesson and Cardinal accounted for 44.3% and 38.3%, respectively, of our net revenues. During 2010, McKesson and Cardinal accounted for 42.6% and 35.4%, respectively, of our net revenues. During 2009, McKesson and Cardinal accounted for 40.8% and 37.1%, respectively, of our net revenues. The loss of either of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. McKesson is our sole distributor of our RESTYLANE® and PERLANE® branded products and DYSPORT® in the U.S.

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

We believe that the prescription volume of our primary prescription products, in particular, SOLODYN®, VANOS®, ZIANA® and ZYCLARA®, and sales of our facial aesthetic products, DYSPORT®, RESTYLANE®

and PERLANE®, will continue to constitute a significant portion of our sales revenue for the foreseeable future. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations.

DYSPORT® competes directly with Allergan’s Botox® Cosmetic, an established botulinum toxin product that was approved by the FDA for aesthetic purposes in 2002.

We are experiencing intense competition in the dermal filler market. Other dermal filler products on the market include: Juvéderm®, Artefill®, Belotero® Balance, Radiesse®, ElevessTM, HydrelleTM, LAVIVTM, Prevelle® Silk, and Sculptra® Aesthetic. Patients may differentiate these products from our RESTYLANE® and PERLANE® branded products based on price, efficacy and/or duration, which may appeal to some patients. In addition, there are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® and, if approved, the companies producing such products could charge less to doctors for their products.

We are involved in patent litigation with certain competitors, primarily related to our ZIANA® and VANOS® branded products. See the previously listed Risk Factor, “Certain of our primary products could lose patent protection in the near future and become subject to competition from generic forms of such products. If that were to occur, sales of those products would decline significantly and such decline could have a material adverse effect on our results of operations,” Item 3 of Part I of this report, “Legal Proceedings,” and Note 12, “Commitments and Contingencies — Legal Matters,” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules” for information concerning our current intellectual property litigation. There can be no assurance that we will prevail in patent litigation or that these competitors will not successfully introduce products that would cause a loss of our market share and reduce our revenues.

Sales related to our primary prescription drug products, including SOLODYN®, VANOS®, ZIANA® and ZYCLARA®, and sales of our facial aesthetic products, DYSPORT®, RESTYLANE® and PERLANE® could also be adversely affected by other factors, including:

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

•

the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with a large-scale outbreak of contagious diseases;

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

There are several dermal filler products under development and/or in the FDA pipeline for approval which claim to offer equivalent or greater facial aesthetic benefits to RESTYLANE® and PERLANE® branded products, and if approved, the companies producing such products could charge less to doctors for their products.

Our investments in other companies and our collaborations and strategic alliances with companies could adversely affect our results of operations and financial condition.

We have made substantial investments in, and entered into significant collaborations and strategic alliances with, other companies. We may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these companies, collaborations or strategic alliances, and cannot assure you that these ventures will be profitable or that we will not lose any or all of our invested capital. If these investments, collaborations and strategic alliances are unsuccessful, our results of operations could materially suffer.

In addition, certain of our collaborations and strategic alliances with other companies provide companies with purchase or buyout rights. For example, our wholly-owned subsidiary, Ucyclyd Pharma, Inc. (“Ucyclyd”), entered into a collaboration agreement, dated April 23, 2007 (as amended, the “Collaboration Agreement”) with Hyperion Therapeutics, Inc. (“Hyperion”) under which Hyperion has certain purchase and buyout rights with respect to a Ucyclyd development product referred to as HPN-100 (formerly known as GT4P), as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®. If such other companies, including Hyperion, decide to exercise such rights, our results of operations may be adversely affected.

Further, our collaborations and strategic alliances with other companies may give rise to legal disputes, including, but not limited to potential disputes concerning ownership of intellectual property under such collaborations and strategic alliances, which can lead to lengthy, expensive litigation or arbitration, and may materially and adversely affect our business and results of operations. For example, Ucyclyd and Hyperion are currently engaged in negotiations to resolve a dispute between them with respect to their rights under the Collaboration Agreement, as more fully described in Note 12, “Commitments and Contingencies — Legal Matters,” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules.” While it is the opinion of our management that this matter will not result in a material adverse effect on our business or results of operations, there can be no assurance of a successful resolution of the matter or that we will not incur additional significant expenses in connection with the matter.

Our profitability is impacted by our continued participation in governmental pharmaceutical pricing programs.

A condition of federal funds being made available to pay for our products under the Medicaid and Medicare Part B programs is that we must participate in the Medicaid drug rebate program. Participation in the program requires us to provide a rebate to each state for each unit of our products that is reimbursed by Medicaid. The Affordable Care Act increased the minimum rebate percentage for all drugs, modified the rebate formula for certain drugs that are line extensions of existing drugs, and expanded the rebate obligation, which previously had applied only to utilization under fee-for-service arrangements, to also apply to drug utilization under capitated Medicaid managed care arrangements. Rebate amounts for our products are determined by a statutory formula that is based on prices defined by statute: average manufacturer price (“AMP”), which we must calculate for all products that are covered outpatient drugs under the Medicaid program, and best price, which we must calculate only for those of our covered outpatient drugs that are innovator products. The Affordable Care Act capped the rebate amount for innovator products at 100% of AMP, and the Affordable Care Act along with other legislation enacted in 2010 revised the definition of AMP, effective October 1, 2010. We are required to report AMP and best price for each of our covered outpatient drugs to the government on a regular basis. Under the Affordable Care Act, AMP now also will be used to calculate the federal upper limits (“FULs”) on pharmacy reimbursement amounts under the Medicaid program. These FULs are used to determine ceilings placed on the amounts that state Medicaid programs can pay for certain prescription drugs using federal dollars. Under the Affordable Care Act, FULs shall be no less than 175% of the weighted average (determined on the basis of utilization) of the most recently reported monthly AMPs for pharmaceutically and therapeutically equivalent multiple source drug products that are available for purchase by retail community pharmacies on a nationwide basis. The Centers for Medicare and Medicaid Services (“CMS”) issued a proposed rule to implement these aspects of the Affordable Care Act on February 2, 2012 and CMS has indicated that it expects to issue a final regulation in 2013. We cannot predict the full impact of these changes on our business nor can we predict whether there will be additional federal legislative or regulatory proposals to modify current Medicaid rebate rules. These and other cost containment measures and health care reforms could adversely affect our business.

To receive reimbursement under the Medicaid programs and the Medicare Part B program for our products, we also are required by federal law to provide discounts under other pharmaceutical pricing programs. For example, we are required to enter into a Federal Supply Schedule (“FSS”) contract with the Department of Veterans Affairs (“VA”) under which we must make our covered drugs available to the “Big Four” federal agencies — the VA, the Department of Defense (“DoD”), the Public Health Service, and the Coast Guard — at pricing that is capped pursuant to a statutory Federal ceiling price (“FCP”) formula set forth in Section 603 of the Veterans Health Care Act of 1992 (“VHCA”). The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” which manufacturers are required to report on a quarterly and annual basis to the VA. FSS contracts are federal procurement contracts that include standard government terms and conditions and separate pricing for each product. In addition to the Big Four agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. Medicis chooses to offer one single FCP-based FSS contract price for each product to the Big Four agencies as well as to all other FSS purchasers. In addition, all items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing to an agreed “tracking customer” is reduced.

Pursuant to regulations issued by the DoD TRICARE Management Activity (“TMA”) to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, Medicis has entered into an agreement with TMA under which it has agreed to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is established in the regulations and Medicis’ agreement and is based on the difference between the Annual Non-FAMP and the FCP.

To receive reimbursement under state Medicaid programs and the Medicare Part B program for our products, we also are required by federal law to provide discounted purchase prices under the Public Health Service Drug Pricing Program to certain categories of entities defined by statute. The formula for determining the discounted purchase price is defined by statute and is based on the AMP and rebate amount for a particular product as calculated under the Medicaid drug rebate program, discussed above. The Affordable Care Act’s changes to the Medicaid rebate formula and the definition of AMP also could impact the discounted purchase prices that we are obligated to provide under this program. In addition, under the Affordable Care Act, additional categories of entities are eligible for these discounts, potentially increasing the volume of sales for which we must pay discounts, although orphan drugs are exempt from the discount requirement as to the new entity types. These discounts currently apply to outpatient utilization by eligible covered entities, but historically there have been efforts to expand the program to apply the discounting obligation to drugs used in the inpatient setting as well. We cannot predict the full impact of these changes on our business, nor can we predict whether there will be additional federal legislative or regulatory proposals to modify this program or current Medicaid rebate rules which then could impact this program as well.

In addition to the changes to these rebate and discount programs, the Affordable Care Act requires manufacturers of branded prescription drugs to pay an annual fee to the federal government beginning in 2011. Each manufacturer’s fee is calculated based on the dollar value of its sales to certain federal programs and the aggregate dollar value of all branded prescription drug sales by covered manufacturers. A manufacturer’s fee will be its prorated share of the industry’s total fee obligation (approximately $2.8 billion in 2012 and 2013 and set to increase in following years), based on the ratio of its sales to the total sales by manufacturers to these same programs. We cannot predict our share of this fee because it is determined in part on other entities’ sales to the relevant programs.

Our profitability may be impacted by ongoing changes under certain Federal pharmaceutical pricing programs.

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

Based on this finding, we undertook a review and recalculation of our Non-Federal Average Manufacturer Prices (“Non-FAMPs”) and related FCPs, AMPs, and Best Prices (“BPs”) for a period going back at least (3) years from the expected completion date of the recalculation to determine the impact, if any, that reclassification of customers to appropriate classes of trade might have on these reported prices. In doing the recalculation, we generally reviewed the methodologies for computing the reported prices, the classification of products under the various programs, and any other potentially significant issues identified in the course of the review. In April 2009, we completed the voluntary review of pricing data submitted to the Medicaid Drug Rebate Program (the “Program”) for the period from the first quarter of 2006 through the fourth quarter of 2007. In July 2009, we completed the extension of this review to the pricing data submitted to the Program for the period from the first quarter of 2008 through the fourth quarter of 2008. The review identified certain actions that were needed in relation to the reviewed data. We disclosed the results of the review and the resulting revised rebate liability to CMS, which administers the Program, and received permission, where necessary, to file the revised pricing data. Our submission to CMS also included a request that CMS approve a change in drug category for certain of our products, which CMS approved in December 2009. We accrued $3.1 million for the 2006 and 2007 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2009, and $0.7 million for the 2008 and 2009 liability, which was recognized as a reduction of net revenues during the three months ended March 31, 2010.

Upon submission of the revised pricing figures under the Medicaid program, we determined that additional amounts were owed under the PHS Drug Pricing Program of approximately $415,700 for the period spanning from the first quarter of 2006 through the second quarter of 2010 based on the restated AMP and BP figures filed with CMS for the period January 1, 2006 through December 31, 2009. Of this amount, $188,700 and $227,000 was accrued for during 2009 and 2010, respectively, and was recognized as a reduction of net revenues.

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

On September 15, 2008, we submitted a report to the VA detailing the recalculations and the impact figures associated with overcharges under the current FSS contract. The submission showed liability in the amount of $121,646, resulting from overcharges under our FSS contract through July 31, 2008. On December 18, 2008, we submitted a supplement to the September 15, 2008 submission, which, based on certain issues uncovered subsequent to the September 15, 2008 submission, showed an additional $61,459 in overcharges. Based on subsequent communications, the VA requested that Medicis make payment for FSS overcharges for the period through December 31, 2008 in the amount of $307,205 pursuant to a bill of collection dated January 5, 2011. Medicis made payment under the bill of collection on January 27, 2011.

The Company is reviewing FSS sales transactions from January 1, 2009 through the conclusion of its prior FSS contract (February 14, 2011) to identify any potential additional overcharges under the contract. To the extent that additional overcharges are identified, Medicis will calculate the FSS price impact and report accordingly to the VA. Medicis has received additional chargeback data from the wholesalers and is in the process of validating the data and performing additional impact calculations. Medicis expects to submit revised impact figures to the VA during the first quarter of 2012.

On March 17, 2009, the DoD TMA issued a final rule (“2009 Final Rule”) pursuant to Section 703 of the National Defense Authorization Act for Fiscal Year 2008 (“NDAA”) to establish a program under which it seeks FCP-based rebates from drug manufacturers on TRICARE retail utilization. Under the 2009 Final Rule, DoD claimed an entitlement to rebates on TRICARE Retail Pharmacy utilization from January 28, 2008 forward, unless TMA grants a waiver or compromise of amounts due from utilization in quarters that have passed prior to execution of a voluntary agreement with DoD. Pursuant to the 2009 Final Rule, rebates are computed by subtracting the applicable FCP from the corresponding Annual Non-FAMP.

DoD asserted in the 2009 Final Rule the right to apply offsets and/or proceeds under the Debt Collection Act, in the event that a company does not pay rebates or request a waiver of rebate liability in a timely fashion. DoD also required “voluntary” rebate agreement proposals to be submitted by manufacturers on or before June 1, 2009, under which manufacturers would be obligated to pay rebates on TRICARE retail utilization. Medicis submitted a proposed voluntary pricing agreement in a timely manner. The agreement offered to provide FCP-based rebates on utilization occurring on or after the effective date of the agreement. The agreement was signed and executed by the DoD and Medicis, with an effective date of June 29, 2009. Medicis also submitted a waiver, pursuant to the terms of the 2009 Final Rule, for amounts due prior to execution of that agreement.

The Coalition for Common Sense in Government Procurement (“Coalition”) filed a lawsuit in the U.S. District Court for the District of Columbia, challenging the validity of DoD’s assertion in the 2009 Final Rule that Section 703 mandated a manufacturer rebate program to allow DoD to access FCPs. In response to a ruling by the Court that DoD did not follow proper procedures in issuing its Final Rule, Coal. for Common Sense in Gov’t Procurement v. United States, 671 F. Supp. 2d 48 (D.D.C. 2009), DoD reissued the Final Rule on October 15, 2010. 75 Fed. Reg. 63,383 (Oct. 15, 2010). The revised Final Rule is nearly identical in substance to the 2009 Final Rule and re-adopts DoD’s approach of requesting voluntary agreements obligating manufacturers to pay rebates on TRICARE retail utilization.

In response to the reissued Final Rule, the Coalition amended its complaint to include challenges to the 2010 reissued Final Rule. On October 25, 2011, the United States District Court for the District of Columbia issued a decision granting summary judgment in favor of the DoD and denying relief to the Coalition. Coalition for Common Sense in Gov’t Procurement (the “Coalition”) v. United States, No. 08-996, 2011 WL 5042007 (D.C. Dist. Ct. Oct. 25, 2011). The Coalition has filed an appeal at the Court of Appeals for the District of Columbia. The standard of review on appeal is de novo, which allows for independent consideration of the legal issues by the Court of Appeals.

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

DoD has not responded to the Company’s waiver requests. Pursuant to the terms of the 2009 Final Rule, during the pendency of the waiver requests, Medicis is not required to pay rebates subject to the requests and is considered to be in compliance with the 2009 Final Rule with respect to the requirement to pay such amounts. In the event DoD does not grant the Company’s request in full, Medicis has reserved the right to challenge DoD’s asserted right to rebates on pre-voluntary agreement TRICARE retail utilization. Should DoD reject the Company’s waiver request in full, under the 2009 Final Rule, DoD would seek payment under the TRICARE retail program of $2,316,921 for the period including 2008 and Q1 2009, plus payment of $565,316 for Q2 2009.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2012. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

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

Our short-term and long-term investments consist of corporate and various government agency and municipal debt securities and auction rate floating securities. As of December 31, 2011, our investments included $12.8 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets in recent years have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. Since early 2008, there has been insufficient demand at auction for auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to liquidate the securities until a future auction on these investments is successful. We could be required to record impairment losses in the future, depending on market conditions.

In conducting our business operations outside the U.S., we may be subject to risks associated with doing business internationally.

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

•

difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the U.S. Foreign Corrupt Practices Act, or FCPA; and

•	difficulties with licensees, contract counterparties, or other commercial partners.

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

The exclusivity period of the license granted to us by Q-Med for RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINESTM will terminate on the later of (i) the expiration of the last patent covering the products (estimated to be 2017) or (ii) upon the licensed know-how becoming publicly known. If the validity or enforceability of our patents is successfully challenged, the cost to us could be significant and our business may be harmed. For example, if any such challenges are successful, Q-Med may be unable to supply products to us. As a result, we may be unable to market, distribute and commercialize the products or it may no longer be profitable for us to do so.

We depend upon our key personnel and our ability to attract, train and retain employees.

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

Our identifiable intangible assets, which include trademarks and trade names, license agreements and patents acquired in acquisitions, were $502.5 million at December 31, 2011, representing approximately 34.6% of our total assets of $1.45 billion. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $202.6 million at December 31, 2011, representing approximately 14.0% of our total assets. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition. Under Accounting Standards Codification (“ASC”) No. 350 “Intangibles — Goodwill and Other,” goodwill is reviewed at least annually for impairment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Future impairment may result from, among other things, deterioration in the performance of the acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business or product line, changes in accounting rules and regulations, and a variety of other circumstances. The amount of any impairment is recorded as a charge to the statement of operations. We may never realize the full value of our intangible assets, and any determination requiring the write-off of a significant portion of intangible assets may have an adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As part of our business strategy, we regularly consider and, as appropriate, make acquisitions (whether by acquisition, license or otherwise) of technologies, products and companies that we believe are complementary to our business. For example, on December 2, 2011, we completed an asset acquisition pursuant to that certain asset purchase agreement, dated as of November 18, 2011 (the “Asset Purchase Agreement”), by and among us, Graceway Pharmaceuticals, LLC (“Graceway”) and certain of Graceway’s subsidiaries (together with Graceway, the “Sellers”). Pursuant to the Asset Purchase Agreement, we acquired substantially all of the assets of the Sellers for an aggregate purchase price of approximately $455.9 million and agreed to assume certain limited post-closing liabilities, primarily associated with contracts for commercial operations assumed by us and also certain liabilities relating to Graceway’s Canadian operations (the “Graceway Acquisition”). Acquisitions, such as the Graceway Acquisition, typically entail many risks, including, but not limited to, the inability to maintain relationships with customers and partners of the acquired business, unexpected difficulties encountered when entering new markets in which we have limited or no experience, and the potential unknown liabilities associated with an acquired business or investment. Another risk related to acquisitions includes difficulties in integrating the operations, personnel, technologies, products and companies acquired, which may result in significant charges to earnings. If we are unable to successfully integrate our acquisitions with our existing business, or we otherwise make an acquisition that does not result in the benefits that we anticipated, our business, results of operations, financial condition and cash flows could be materially and adversely affected, which would adversely affect our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, including the diversion of management attention or other resources from other business operations and strategic priorities, or key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, the products of companies we acquire may overlap with our products or those of our customers, creating conflicts with existing relationships or with other commitments that are detrimental to the combined businesses.

In the event that we are unable to obtain the benefits that our acquisitions were intended to create, we may be required to consider strategic alternatives and changes, including the discontinuation of certain aspects of our business and/or the divestiture of certain product lines, which may subject us to a number of risks, including causing strains on our ongoing operations by distracting our management and by causing us to incur substantial exit costs, losses and liabilities. For example, as a result of our strategic planning process and the current regulatory and commercial capital equipment environment, we sold our LipoSonix business in 2011.

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

We continually evaluate the performance of our product lines, and may determine that it is in the best interest of the Company to discontinue certain of our product lines. For example, we decided to discontinue TRIAZ® and PLEXION® in early 2011. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate product lines to discontinue or that our decision to discontinue various products lines is prudent if market conditions change. In addition, there are no assurances that the discontinuance of product lines will reduce our operating expenses or will not cause us to incur material charges associated with such a decision. Furthermore, the discontinuance of existing product lines entails various risks, including, in the event that we decide to sell the discontinued product, the risk that we will not be able to find a purchaser for a product line or that the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our discontinued product lines, which could prevent us from selling other products to them in the future. Moreover, we may incur other significant liabilities and costs associated with our discontinuance of product lines.

We rely on third parties to conduct business operations outside of the U.S., and we may be adversely affected if they act in violation of the U.S. Foreign Corrupt Practices Act or other anti-bribery laws.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit companies and their agents from making improper payments to government officials for the purpose of obtaining or retaining business. These laws are complex and often difficult to interpret and apply, and in certain cases, local business practices may conflict with strict adherence to anti-bribery laws. Our policies and contractual arrangements are designed to maintain compliance with these anti-bribery laws. We perform, on a periodic basis, an extensive background check to verify several aspects of compliance, including but not limited to, national and international “black lists.” We also provide training to relevant employees and agents regarding compliance with anti-bribery laws. We cannot guarantee that our policies and procedures, contractual obligations, background checks and training programs will prevent reckless or criminal acts committed by our employees or agents. Violations may result in criminal and civil penalties, including fines, imprisonment, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products, and exclusion from participation in government healthcare programs. Allegations or evidence that we or our agents have violated these laws could disrupt our business and subject us to criminal or civil enforcement actions. Such action could have a material adverse effect on our business.

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

•	delays, warning letters and fines;

•	product recalls or seizures;

•	injunctions on sales;

•	refusal of the FDA to review pending applications;

•	total or partial suspension of production;

•	withdrawal of prior marketing approvals or clearances; and

•	civil penalties and criminal prosecutions.

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

We could experience difficulties in obtaining supplies of RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINESTM.

The manufacturing process to create bulk non-animal stabilized hyaluronic acid necessary to produce RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINESTM products is technically complex and requires significant lead-time. Any failure by us to accurately forecast demand for finished products could result in an interruption in the supply of RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINESTM products and a resulting decrease in sales of the products.

We depend exclusively on Q-Med for our supply of RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINESTM products. There are currently no alternative suppliers of these products. Q-Med has committed to supply RESTYLANE® to us under a long-term license that is subject to customary conditions and our delivery of specified milestone payments. Q-Med manufactures RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINESTM at its facility in Uppsala, Sweden. We cannot be certain that Q-Med will be able to meet our current or future supply requirements. Any impairment of Q-Med’s manufacturing capacities could significantly affect our inventories and our supply of products available for sale, which would materially and adversely affect our results of operations.

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

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This law contains provisions that may change United States import laws and expand consumers’ ability to import lower priced versions of our and competing products from Canada, where there are government price controls. These changes to United States import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. To date, the former Secretary of Health and Human Services has not made such a certification. However, it is possible that the current Secretary or a subsequent Secretary could make the certification in the future. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for United States consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted, and the current Secretary has not announced any plans to make the required certification. In addition, federal legislative proposals have been made to implement the changes to the United States import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the United States import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the United States Customs Service and other government agencies.

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

DYSPORT® , RESTYLANE® and PERLANE® are consumer products and as such, are susceptible to changes in popular trends and applicable laws, which could adversely affect sales or product margins of DYSPORT®, RESTYLANE® and PERLANE®.

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

•

As a result of the restatement, we have been named in a putative stockholder class action complaint, and certain stockholder derivative complaints, as discussed in Note 12, “Commitments and Contingencies — Legal Matters,” in the notes to the consolidated financial statements under Item 15 of Part IV of this report “Exhibits, Financial Statement Schedules.”

•	There may be reputational harm to us as a result of the restatement or the stockholder class action or derivative suits.

Management may identify material weaknesses in our internal control over financial reporting, including with respect to our accounting assumptions, that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There can be no assurance that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to remedy deficiencies in our internal control over financial reporting that may be discovered could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over our financial reporting is effective and, moreover, affect the results of our independent registered public accounting firm’s attestation report regarding our management’s assessment. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies and could cause investors to lose confidence in our reported financial information, which could have an adverse effect on the trading price of our common stock.

In addition, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Furthermore, deficiencies could result in non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from the NYSE and review by the NYSE, the SEC, or other regulatory authorities.

We may not be able to repurchase the Old Notes when required.

We have $169.1 million principal amount of outstanding 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”). On June 4, 2012 and 2017 or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash.

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

We are subject to income taxes in both the U.S. and other foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in or interpretations of tax laws including pending tax law changes (such as the research and development credit and the deductibility of executive compensation), changes in the application of state tax laws, changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, we are subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities, including state tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these periodic examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.

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

In addition, healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations, financial condition and cash flows. In particular, the Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, subjects biologic products to potential competition by lower-cost “biosimilars,” and significantly impacts the U.S. pharmaceutical and medical device industries. Among other things, the Affordable Care Act:

•	Establishes annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, effective 2011;

•	Establishes a deductible excise tax on any entity that manufactures or imports certain medical devices offered for sale in the United States, beginning 2013;

•

Increases minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1 percent of the AMP for most innovator products (17.1 percent for certain pediatric and clotting factor innovator products) and 13 percent of the AMP for generic drugs;

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

Title VII of the Affordable Care Act, the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), creates a new licensure framework for follow-on biologic products. Under the BPCIA, a manufacturer may submit an abbreviated application for licensure of a biologic product that is “biosimilar to” a referenced, branded biologic product. This abbreviated approval pathway is intended to permit a biosimilar product to come to market more quickly and less expensively than if a “full” biologics license application (“BLA”) were submitted, by relying to some extent on FDA’s previous review and approval of the reference biologic to which the proposed product is similar. Once approved, such biosimilar products likely would compete with (and in some circumstances may be deemed under the statute to be “interchangeable with”) the previously approved reference product. Prior to the BPCIA, there was no abbreviated approval pathway for such a follow-on product. Under the BPCIA, a biosimilar sponsor’s ability to seek or obtain approval via the abbreviated pathway is limited by periods of exclusivity granted to the sponsor of the reference product. No biosimilar application may be submitted until four years after the date of approval of the reference product, and such application, once submitted, may not receive final approval until 12 years after the date of approval of the reference product (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results are reported to the FDA). Our innovator biologic product, DYSPORT®, was granted first licensure on April 29, 2009. Accordingly, an application for a biosimilar product referencing DYSPORT® could not be submitted until April 30, 2013, and could not receive final approval until April 30, 2021. We do not know if or when any biosimilar application referencing DYSPORT® will be submitted, if any such application will be approved, what the terms of approval will be, how such a product will be labeled, or how it will compete with DYSPORT®. It is possible, however, that such a product could have a significant effect on the utilization of DYSPORT®.

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

For example, in early May 2008, we became aware that our third-party manufacturer and supplier of SOLODYN® mistakenly filled at least one bottle labeled as SOLODYN® with a different pharmaceutical product. As a result of this occurrence, we initiated a voluntary recall of the two affected lots, each of which was shipped subsequent to March 31, 2008.

Our prescription and over-the-counter products receive FDA review regarding their safety and effectiveness. However, the FDA is permitted to revisit and change its prior determinations. We cannot be sure that the FDA will not change its position with regard to the safety or effectiveness of our products. If the FDA’s position changes, we may be required to change our labeling or formulations or cease to manufacture and market the challenged products. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our products if concerns about their safety or effectiveness develop.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions and required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact the Dodd-Frank Act will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise adversely affect our business, financial condition, results of operations and cash flows.

Item 1B.    Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the fiscal year end of 2011 and that remain unresolved.

Item 2.    Properties

During July 2006, we executed a lease agreement for new headquarter office space to accommodate our expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. We occupied the new headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. We obtained possession of the leased premises and, therefore, began accruing rent expense during the first quarter of 2008. The term of the lease is twelve years. The average annual expense under the amended lease agreement is approximately $3.9 million. During the first quarter of 2008, we received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The amount of tenant improvement incentives is also included in other long-term liabilities as deferred rent, and is being recognized as a reduction of rent expense on a straight-line basis over the term of the lease.

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

Medicis Aesthetics Canada Ltd., a wholly owned subsidiary, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement, as extended, that expires in May 2012.

Rent expense from continuing operations was approximately $3.0 million, $3.0 million and $3.3 million for 2011, 2010 and 2009, respectively.

Item 3.    Legal Proceedings

Stiefel VELTIN™ Litigation

On July 28, 2010, we filed suit against Stiefel Laboratories, Inc., a subsidiary of GlaxoSmithKline plc (“Stiefel”), in the United States District Court for the Western District of Texas — San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel, which was approved by the FDA in 2010, will infringe one or more claims of our U.S. Patent No. RE41,134 (the “’134 Patent”) covering our product ZIANA® Gel, a prescription topical gel indicated for the treatment of acne that was approved by the FDA in November 2006. The ’134 Patent is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and expires in February 2015. We have rights to the ’134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief we requested in the lawsuit includes a request for a permanent injunction preventing Stiefel from infringing the ’134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the ’134 Patent, including such activities relating to VELTIN™, and from inducing or contributing to any such activities. On October 8, 2010, we and the owner of the ’134 Patent filed a motion for a Preliminary Injunction seeking to enjoin sales of VELTIN™. We also requested a temporary restraining order, which application was heard and denied by the Court on October 15, 2010. On December 14, 2011, the case was reassigned to a new judge, who issued a new case scheduling order pursuant to which a “Markman Hearing” has been scheduled for March 20, 2012. At a Markman Hearing, a court determines the scope of the patent’s claims. A jury trial has been set to commence on September 17, 2012.

Actavis ZIANA® Litigation

On March 30, 2011, we received a Paragraph IV Patent Certification from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis has not advised us as to the timing or status of the FDA’s review of its filing, or whether Actavis has complied with FDA requirements for proving bioequivalence. Actavis’ Paragraph IV Patent Certification alleges that our U.S. Patent Nos. RE41,134 (the “’134 Patent”) and 6,387,383 (the “’383 Patent”) will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted. The expiration date for the ’134 Patent is in 2015, and the expiration date for the ’383 Patent is in 2020. On May 11, 2011, we filed suit against Actavis in the United States District Court for the District of Delaware. The suit seeks an adjudication that Actavis has infringed one or more claims of the ’134 Patent and the ’383 Patent by submitting its ANDA to the FDA. The relief we requested includes a request for a permanent injunction preventing Actavis from infringing the asserted claims of the ’134 Patent and the ’383 Patent by engaging in the commercial manufacture, use, offer to sell, or sale within the U.S., or importation into the U.S., of any chemical entity, therapeutic composition, or method of use claimed by the ’134 Patent and the ’383 Patent, and from inducing or contributing to such activities, prior to the expiration of the patents-in-suit. As a result of the filing of the suit, we believe that the ANDA cannot be approved by the FDA until after the expiration of the 30-month stay period or a court decision that the patents-in-suit are invalid or not infringed. Currently, a “Markman Hearing” is scheduled for May 8, 2012, and a bench trial is set to commence on July 8, 2013. At a Markman Hearing, a court determines the scope of the patent’s claims.

Acella TRIAZ® Litigation

On August 19, 2010, we filed suit against Acella Pharmaceuticals, Inc. (“Acella”) in the United States District Court for the District of Arizona based on Acella’s manufacture and offer for sale of benzoyl peroxide foaming cloths which we believe infringe one or more claims of our U.S. Patent No. 7,776,355 (the “’355 Patent”) covering certain of our products, including TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths indicated for the topical treatment of acne vulgaris. The ’355 Patent was issued to us by the USPTO on August 17, 2010 and expires in June 2026. The relief we requested in the lawsuit includes a request for a Permanent Injunction preventing Acella from infringing the ’355 Patent by engaging in the manufacture, use, importation, offer to sell, or sale of any products covered by the ’355 Patent, including Acella’s benzoyl peroxide foaming cloths, and from inducing or contributing to any such activities. Acella filed with the USPTO a request for ex parte reexamination of the ’355 Patent, and filed with the Court a request that the litigation be stayed for the duration of the reexamination. Both the request for reexamination and the request for a stay were initially denied. Acella resubmitted its request for reexamination to the USPTO, which was granted on December 15, 2010. Acella again requested that the case be stayed pending reexamination, and the Court again denied Acella’s request. On August 12, 2011, the USPTO issued an initial action in the reexamination, confirming that several of the claims of the ’355 Patent are patentable, including several claims that we believe are infringed by Acella. The reexamination process is continuing. We filed a motion for a Preliminary Injunction on December 10, 2010. The hearing on the Preliminary Injunction motion was to be combined with a “Markman Hearing” that was also scheduled for February 23, 2011. At a Markman Hearing, a court determines the scope of the patent’s claims. The Court held only the Markman Hearing on February 23, 2011, and deferred the hearing on the Preliminary Injunction motion until March 29, 2011. At the Markman Hearing, the Court determined the scope of the patent’s claims. Due to the need to postpone the March 29, 2011 hearing on the Preliminary Injunction due to scheduled conflicts, we withdrew our motion for a Preliminary Injunction in favor of a motion for an expedited trial. In the meantime, Acella moved for summary judgment that the claims of the ’355 Patent are invalid, and that we are entitled only to a reasonable royalty, not lost profit damages. We opposed this motion. On November 3, 2011, the Court granted the motion with respect to validity, and dismissed the motion with respect to lost profits damages. We filed an appeal with the Court on November 30, 2011. Briefing by the parties in the appeal began in February 2012, and is set to be completed in April 2012, with oral arguments before the Court of Appeals expected in the summer of 2012.

LOPROX® Patent Litigation

We filed lawsuits against each of Perrigo Company, Inc. (“Perrigo”), Nycomed U.S., Inc. (hereunder “Nycomed”), and Taro Pharmaceuticals U.S.A., Inc. and Taro Pharmaceutical Industries, Ltd. (together, “Taro”) on July 19, 2011, and against Watson Pharmaceuticals, Inc. (“Watson,” and collectively with Perrigo, Nycomed, and Taro, the “Defendants”) on October 21, 2011, in the United States District Court for the Southern District of New York. Each of the lawsuits seeks an adjudication that the respective Defendant is infringing one or more claims of our U.S. Patent No. 7,981,909 (the “’909 Patent”) by making, using, offering for sale, selling in the U.S. or importing, without authority, a generic version of LOPROX® Shampoo (ciclopirox) 1%. Perrigo, Nycomed and Taro received FDA approval for generic ciclopirox 1% shampoos on or about February 16, 2010, May 25, 2010 and February 23, 2011, respectively. Watson acquired rights to a generic ciclopirox 1% shampoo from Perrigo on or about July 26, 2011, which shampoo was approved by the FDA on November 24, 2009. The relief we requested in each of the lawsuits includes damages and a request for a permanent injunction preventing the respective Defendant from selling a generic version of LOPROX® prior to the expiration of the ’909 Patent. We formally served each of defendants Perrigo, Nycomed, and Taro Pharmaceuticals U.S.A., Inc. with the complaints on October 13, 2011. Taro Pharmaceutical Industries, Ltd. was formally served on October 24, 2011. Watson was formally served on December 8, 2011. The Court scheduled an initial conference in the actions filed against Perrigo, Nycomed, and Taro for March 30, 2012. On February 6, 2012 and February 21, 2012, respectively, we entered into License and Settlement Agreements (the “Loprox Settlement Agreements”) with Watson and Taro. In connection with the Loprox Settlement Agreements, we and Watson and Taro, respectively, agreed to settle all legal disputes between us and such parties relating to our LOPROX® Shampoo and we agreed to withdraw our complaints against such parties pending in the U.S. District Court for the Southern District of New York. Subject to the terms and conditions contained in the Loprox Settlement Agreements, we granted each of Watson and Taro a non-exclusive, royalty-bearing license to make and sell limited quantities of a generic version of LOPROX® Shampoo.

The information set forth under “Commitments and Contingencies — Legal Matters” in Note 12 in the notes to the consolidated financial statements under Item 15 of Part IV of this report “Exhibits, Financial Statement Schedules,” is incorporated herein by reference. The pending proceedings described in this section and in “Legal Matters” in Note 12 in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” in Item 1A of this Report.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Registrant’s Securities, Price Range of Common Stock and Dividends Declared

Our Class A common stock trades on the New York Stock Exchange under the symbol “MRX.” The following table sets forth the high and low sale prices for our Class A common stock on the New York Stock Exchange for the fiscal periods indicated:

	HIGH	LOW	DIVIDENDS DECLARED
YEAR ENDED DECEMBER 31, 2011
First Quarter	$32.75	$24.97	$0.08
Second Quarter	38.63	32.03	0.08
Third Quarter	40.51	30.48	0.08
Fourth Quarter	40.10	29.76	0.08

YEAR ENDED DECEMBER 31, 2010
First Quarter	$28.10	$21.15	$0.06
Second Quarter	26.55	21.02	0.06
Third Quarter	30.29	21.28	0.06
Fourth Quarter	30.94	26.21	0.06

On February 22, 2012, the last reported sale price on the New York Stock Exchange for Medicis’ Class A common stock was $33.19 per share. As of such date, there were approximately 160 holders of record of Class A common stock.

Dividend Policy

We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. Since July 2003, we have paid quarterly cash dividends aggregating approximately $78.6 million on our common stock. In addition, on December 14, 2011, we announced that our Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of our Class A common stock, which was paid on January 31, 2012, to our stockholders of record at the close of business on January 3, 2012. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Our 1.5% Contingent Convertible Senior Notes due 2033 required an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases, through June 11, 2008, above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold was not reached and no adjustment to the conversion price has been made. As of December 31, 2011, $181,000 of our 1.5% Contingent Convertible Senior Notes was outstanding.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2011:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Plans or Programs (1)
October 1, 2011 to October 31, 2011	212,831	$35.45	212,831	$190,679,425
November 1, 2011 to November 30, 2011	1,890,603	$34.87	1,890,603	$124,759,473
December 1, 2011 to December 31, 2011	2,285,535	$32.75	2,285,535	$49,914,188

Total	4,388,969	$33.79	4,388,969	$49,914,188

(1)

On August 8, 2011, the Company announced that its Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or the time at which the repurchase limit of $200 million is reached, but may be suspended or terminated at any time at the Company’s discretion without prior notice. As of December 31, 2011, 4,438,233 shares at an average cost of $33.82 per share, or approximately $150 million in the aggregate, have been repurchased as part of this plan.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, about compensation plans under which shares of our common stock may be issued to employees, consultants or non-employee directors of our Board of Directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans include our 2006 Incentive Plan, our 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, in which all of our employees and non-employee directors are eligible to participate, and our 2002 Stock Option Plan, in which our employees are eligible to participate but our non-employee directors and officers may not participate. Restricted stock grants may only be made from our 2006 and 2004 Plans. No further shares are available for issuance under the 2001 Senior Executive Restricted Stock Plan.

Plan Category	Date	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Plans approved by stockholders (1)	12/31/2011	2,817,967	$29.92	4,958,505
Plans not approved by stockholders (2)	12/31/2011	1,283,538	$34.35	—

Total		4,101,505	$31.31	4,958,505

(1)

Represents options outstanding and shares available for future issuance under the 2006 Incentive Plan. Also includes options outstanding under the 2004, 1998, 1996, 1995 and 1992 Stock Option Plans, which have been terminated as to future grants.

(2)

Represents the 2002 Stock Option Plan, which was implemented by our Board of Directors in November 2002. The 2002 Plan was terminated on May 23, 2006 as part of the stockholders’ approval of the 2006 Incentive Plan, and no options can be granted from the 2002 Plan after May 23, 2006. Options previously granted from this plan remain outstanding and continue to be governed by the rules of the plan. The 2002 Plan was a non-stockholder approved plan under which non-qualified incentive options have been granted to our employees and key consultants who are neither our executive officers nor our directors at the time of grant. The Board of Directors authorized 6,000,000 shares of common stock for issuance under the 2002 Plan. The option price of the options is the fair market value, defined as the closing quoted selling price of the common stock on the date of the grant. No option granted under the 2002 Plan has a term in excess of ten years, and each will be subject to earlier termination within a specified period following the optionee’s cessation of service with us. As of December 31, 2011, the weighted average term to expiration of these options is 2.2 years. All of these options are fully vested as of December 31, 2011.

As of February 22, 2012, there were 4,093,105 shares subject to issuance upon exercise of outstanding options or awards under all of our equity compensation plans, at a weighted average exercise price of $31.31, and with a weighted average remaining life of 2.2 years. In addition, as of February 22, 2012, there were 1,916,059 unvested shares of restricted stock outstanding under all of our equity compensation plans. As of February 22, 2012, there were 4,964,408 shares available for future issuance under those plans.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is derived from our audited consolidated financial statements and accompanying notes. The comparability of the periods presented is impacted by certain product rights and business acquisitions and dispositions. Gross profit does not include amortization of our intangible assets.

	Year Ended Dec. 31, 2011		Year Ended Dec. 31, 2010		Year Ended Dec. 31, 2009		Year Ended Dec. 31, 2008		Year Ended Dec. 31, 2007
	(in thousands, except per share amounts)
Statements of Operations Data:
Net product revenues	$716,768		$687,566		$560,493		$499,902		$441,868
Net contract revenues	4,358		8,366		10,154		16,773		15,526

Net revenues	721,126		695,932		570,647		516,675		457,394
Gross profit (a)	654,238		629,075		514,553		478,739		401,284
Operating expenses:
Selling, general and administrative	353,379	(b)	305,045	(e)	266,941	(g)	272,192	(j)	242,633	(m)
Research and development	68,370	(c)	44,269	(f)	58,098	(h)	97,152	(k)	39,428	(n)
Depreciation and amortization	32,609		28,069		27,886		27,180		24,548
Impairment of long-lived assets	16,509		2,293		—		—		4,067

Total operating expenses	470,867		379,676		352,925		396,524		310,676

Operating income	183,371		249,399		161,628		82,215		90,608
Other:
Interest and investment expense (income), net	213		118		(3,403)		(16,719)		(28,372)
Other expense (income), net	—		257		(867	)(i)	15,470	(l)	—

Income from continuing operations before income tax expense	183,158		249,024		165,898		83,464		118,980
Income tax expense	76,201		98,642		71,152		35,955		48,544

Net income from continuing operations	106,957		150,382		94,746		47,509		70,436
(Gain) loss from discontinued operations, net of income tax benefit	(19,583	)(d)	27,048		18,795		37,233		—

Net income	$126,540		$123,334		$75,951		$10,276		$70,436

Basic net income per share-continuing operations	$1.72		$2.49		$1.60		$0.83		$1.25

Basic net income (loss) per share-discontinued operations	$0.32		$(0.46)		$(0.33)		$(0.66)		$—

Basic net income per share	$2.04		$2.05		$1.29		$0.18		$1.25

Diluted net income per share-continuing operations	$1.59		$2.30		$1.50		$0.77		$1.07

Diluted net income (loss) per share-discontinued operations	$0.32		$(0.46)		$(0.33)		$(0.66)		$—

Diluted net income per share	$1.88		$1.89		$1.21		$0.18		$1.07

Cash dividend declared per common share	$0.32		$0.24		$0.16		$0.16		$0.12

Basic common shares outstanding	60,183		58,430		57,252		56,567		55,988

Diluted common shares outstanding	66,823		64,601		63,172		65,980		71,179

(a)	Amounts exclude $24.7 million, $21.0 million, $21.7 million, $21.1 million, and $21.6 million of amortization expense related to acquired intangible assets for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(b)	Includes approximately $22.3 million of compensation expense related to stock options, restricted stock and stock appreciation rights and $2.5 million of legal settlements paid related to intellectual property disputes.

(c)	Includes $20.0 million paid to Lupin related to a product development agreement, $7.0 million paid to Anacor related to a product development agreement, $5.5 million paid related to a product development agreement with a privately-held U.S. biotechnology company related to a development agreement, $2.0 million paid to a Medicis partner related to a product development agreement and approximately $1.2 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Includes a $27.9 million pre-tax gain on the sale of LipoSonix to Solta, as well as a $9.4 million income tax benefit on the sale, as the transaction generated a $30.5 million loss for income tax purposes as a result of the difference between our book and tax basis of the common stock of LipoSonix.

(e)	Includes approximately $15.6 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(f)	Includes $15.0 million paid to a privately-held U.S. biotechnology company related to a development agreement, $3.9 million paid to a Medicis partner related to a license agreement and approximately $0.6 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(g)	Includes approximately $17.5 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(h)	Includes $12.0 million paid to Impax related to a development agreement, $10.0 million paid to Revance related to a license agreement, $5.0 million paid to Glenmark related to a development agreement, $5.0 million paid to Perrigo related to a development agreement and approximately $0.5 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(i)	Includes a $2.9 million reduction in the carrying value of our investment in Revance as a result of a reduction in the net realizable value of the investment using the hypothetical liquidation at book value approach and a $2.2 million gain on the sale of Medicis Pediatrics to BioMarin.

(j)	Includes approximately $16.1 million of compensation expense related to stock options and restricted stock and $4.8 million of lease exit costs related to our previous headquarters facility.

(k)

Includes $40.0 million paid to Impax related to a development agreement and $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s biologics license application (“BLA”) for DYSPORT® and approximately $0.2 million of compensation expense related to stock options and restricted stock.

(l)	Represents a $9.1 million reduction in the carrying value of our investment in Revance as a result of a reduction in the net realizable value of the investment using the hypothetical liquidation at book value approach as of December 31, 2008, and a $6.4 million other-than-temporary impairment loss recognized related to our auction-rate securities investments.

(m)	Includes approximately $21.0 million of compensation expense related to stock options and restricted stock, $2.2 million of professional fees related to a strategic collaboration with Hyperion Therapeutics, Inc. and $1.3 million of professional fees related to a strategic collaboration agreement with Revance.

(n)	Includes approximately $8.0 million related to our option to acquire Revance or to license Revance’s topical product currently under development and approximately $0.1 million of compensation expense related to stock options and restricted stock.

	DECEMBER 31,
	2011		2010	2009	2008		2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$288,320	(a)	$703,554	$527,170	$343,415	(b)	$794,680
Working capital	(23,643	)(a)	623,043	446,297	325,650		422,971
Long-term investments	40,270		21,480	25,524	55,333		17,072
Total assets	1,451,959		1,341,824	1,172,198	973,434		1,213,411
Current portion of long-term debt	169,145		—	—	—		283,910
Long-term debt	181		169,326	169,326	169,326		169,145
Stockholders’ equity	831,983		827,522	695,259	603,694		583,301

	Year Ended
	Dec. 31, 2011		Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008		Dec. 31, 2007
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities from continuing operations	$179,911	(c)	$194,697 (d)	$189,095 (e)	$47,429	(f)	$158,944	(g)
Net cash used in operating activities from discontinued operations	(7,787)		(12,372)	(10,961)	(1,804)		—
Net cash provided by operating activities	172,124		182,325	178,134	45,625		158,944
Net cash (used in) provided by investing activities from continuing operations	(234,010	)(h)	(170,832)	(61,202)	220,430	(i)	(269,486	)(j)
Net cash used in investing activities from discontinued operations	—		(1,458)	(1,030)	(306)		—
Net cash (used in) provided by investing activities	(234,010)		(172,290)	(62,232)	220,124		(269,486)
Net cash (used in) provided by financing activities	(113,692	)(k)	134	6,070	(287,672	)(l)	14,470

(a)	Decrease in cash, cash equivalents and short-term investments and working capital from December 31, 2010 to December 31, 2011 primarily due to the acquisition of the assets of Graceway for $455.9 million and the repurchase of $150.1 million of our Class A common stock during 2011.

(b)

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

(c)	Net cash provided by operating activities for the year ended December 31, 2011 is net of $20.0 million paid to Lupin related to a product development agreement, $7.0 million paid to Anacor related to a product development agreement, $5.5 million paid related to a product development agreement with a privately-held U.S. biotechnology company, $2.0 million paid to a Medicis partner related to a development agreement and $2.5 million of legal settlements paid related to intellectual property disputes.

(d)	Net cash provided by operating activities for the year ended December 31, 2010 is net of $15.0 million paid to a privately-held U.S. biotechnology company related to a development agreement and $3.9 million paid to a Medicis partner related to a development agreement.

(e)	Net cash provided by operating activities for the year ended December 31, 2009 is net of $12.0 million paid to Impax related to a development agreement, $10.0 million paid to Revance related to a license agreement, $5.0 million paid to Glenmark related to a development agreement and $5.0 million paid to Perrigo related to a development agreement.

(f)

Net cash provided by operating activities for the year ended December 31, 2008 is net of $40.0 million paid to Impax related to a development agreement and $25.0 million paid to Ipsen upon the FDA’s acceptance of Ipsen’s BLA for DYSPORT®.

(g)	Net cash provided by operating activities for the year ended December 31, 2007 is net of $8.0 million of the $20.0 million payment to Revance, representing the residual value of the option to acquire Revance or to license Revance’s topical product currently under development, included in research and development expense.

(h)	Net cash used in investing activities for the year ended December 31, 2011 included $455.9 million of cash used for our acquisition of the assets of Graceway.

(i)	Net cash provided by investing activities for the year ended December 31, 2008 included $150.0 million of cash used for our acquisition of LipoSonix.

(j)	Net cash used in investing activities for the year ended December 31, 2007 included a $12.0 million investment in Revance, representing the fair value of the investment in Revance at the time of the investment.

(k)	Net cash used in financing activities for the year ended December 31, 2011 included the repurchase of $150.1 million of our Class A common stock.

(l)	Net cash used in financing activities for the year ended December 31, 2008 included the repurchase of $283.7 million of our 1.5% Contingent Convertible Senior Notes.

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

Executive Summary

We are a leading independent specialty pharmaceutical company focused primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the U.S. and Canada of products for the treatment of dermatological and aesthetic conditions. We offer a broad range of products addressing various conditions or aesthetics improvements, including facial wrinkles, glabellar lines, acne, fungal infections, hyperpigmentation, photoaging, psoriasis, actinic keratosis, bronchospasms, external genital and perianal warts/condyloma acuminata, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin).

During the fourth quarter of 2011, we acquired substantially all of the assets of Graceway for approximately $455.9 million in cash, after our successful bid at a bankruptcy auction. Graceway’s commercial pharmaceutical product portfolio includes on-market prescription products and important development projects primarily in dermatology and women’s health specialties. Also during the fourth quarter of 2011, we closed the sale of our LipoSonix business to Solta for aggregate cash consideration of approximately $35.5 million and continuing milestone payments based upon the commercial success of the LipoSonix products.

Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products in the respiratory and women’s health specialties and products for the treatment of urea cycle disorder. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements. Our acne and acne-related dermatological product lines include SOLODYN® and ZIANA®. Our non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE®, VANOS® and ZYCLARA®. Our non-dermatological product lines include AMMONUL® and BUPHENYL® (sodium phenylbutyrate) Powder and Tablets.

Financial Information About Segments

We operate in one business segment: pharmaceuticals. Our current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. Information on revenues, operating income, identifiable assets and supplemental revenue of our business franchises appears in the consolidated financial statements included in Item 8 hereof.

Key Aspects of Our Business

We derive a majority of our revenue from our primary products: DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, VANOS®, ZIANA® and ZYCLARA®. We believe that sales of our primary products will constitute a significant portion of our revenue for 2012.

We have built our business by executing a four-part growth strategy: promoting existing brands, developing new products and important product line extensions, entering into and utilizing strategic collaborations and acquiring complementary products, technologies and businesses. Our core philosophy is to cultivate high integrity relationships of trust and confidence with the foremost physicians in the U.S. and Canada. We rely on third parties to manufacture our products.

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

We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 80% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. As a result of certain amendments made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, we began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.

We periodically offer promotions to wholesale and retail chain drugstore customers to encourage dispensing of our prescription products, consistent with prescriptions written by licensed health care providers. Because many of our prescription products compete in multi-source markets, it is important that licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not improperly substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended and prescribed Medicis brand. We believe that a critical component of our brand protection program is maintenance of full product availability at wholesale and retail chain drugstore customers. We believe such availability reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail chain drugstore customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce. From time to time we may enter into business arrangements (e.g., loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators.

Purchases by any given customer, during any given period, may be above or below reported prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel. In addition, we consistently assess our product mix and portfolio to promote a high level of profitability and revenues and to ensure that our products are responsive to consumer tastes and changes to regulatory classifications. During early 2011, we discontinued our TRIAZ® branded products and decided to no longer promote our PLEXION® branded products.

Recent Developments

As described in more detail below, the following significant events and transactions occurred during 2011, (in chronological order) and affected our results of operations, our cash flows and our financial condition:

•	Research and development agreement with Anacor;

•	Settlement agreement with Teva regarding SOLODYN® patent infringement;

•	Classification of LipoSonix as a discontinued operation;

•	Increase of our quarterly dividend from $0.06 per share to $0.08 per share;

•	Development milestone payment related to our collaboration with a privately-held U.S. biotechnology company;

•	Issuance of new patent covering SOLODYN®;

•	Settlement of class action and derivative lawsuits;

•	Establishment of a Supplemental Executive Retirement Plan;

•	License and settlement agreement and joint development agreement with Lupin;

•	License and settlement agreement with Nycomed related to VANOS®;

•	Approval of stock repurchase plan;

•	License and settlement agreement with Aurobindo related to SOLODYN®;

•	FDA approval of lip indication for RESTYLANE;

•	Impairment of intangible assets;

•	Sale of LipoSonix to Solta Medical;

•	Acquisition of the assets of Graceway; and

•	New managed care contracts effective January 1, 2012.

Research and development agreement with Anacor

On February 9, 2011, we entered into a research and development agreement with Anacor Pharmaceuticals, Inc. (“Anacor”) for the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne. Under the terms of the agreement, we paid Anacor $7.0 million in connection with the execution of the agreement, and will pay up to $153.0 million upon the achievement of certain research, development, regulatory and commercial milestones, as well as royalties on sales by us. Anacor will be responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, while we will have an option to obtain an exclusive license for products covered by the agreement. The initial $7.0 million payment was recognized as research and development expense during the year ended December 31, 2011.

Settlement agreement with Teva regarding SOLODYN® patent infringement

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

Classification of LipoSonix as a discontinued operation

On February 25, 2011, we announced that as a result of our strategic planning process and the current regulatory and commercial capital equipment environment, we determined to explore strategic alternatives for our LipoSonix business including, but not limited to, the sale of the stand-alone business. We engaged Deutsche Bank to assist us in our exploration of strategic alternatives for LipoSonix (see “Sale of LipoSonix to Solta Medical” below for additional information regarding the sale of the LipoSonix business). As a result of this decision, we now classify the LipoSonix business as a discontinued operation for financial statement reporting purposes.

Increase of our quarterly dividend from $0.06 per share to $0.08 per share

On March 22, 2011, we announced that our Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of our Class A common stock, which was paid on April 29, 2011, to stockholders of record at the close of business on April 1, 2011. This represented a 33% increase compared to our previous $0.06 dividend. Subsequent cash dividends announced in June, September and December 2011 were also at the rate of $0.08 per issued and outstanding share of our Class A common stock, and were paid on July 29, 2011, to stockholders of record at the close of business on July 1, 2011, on October 31, 2011, to stockholders of record at the close of business on October 3, 2011, and on January 31, to stockholders of record at the close of business on January 3, 2012, respectively.

Development milestone payment related to our collaboration with a privately-held U.S. biotechnology company

On September 10, 2010, we and a privately-held U.S. biotechnology company entered into a sublicense and development agreement to develop an agent for specific dermatological conditions in the Americas and Europe and a purchase option to acquire the privately-held U.S. biotechnology company. Under the terms of the agreements, we paid the privately-held U.S. biotechnology company $5.0 million in connection with the execution of the agreements, and will pay additional potential milestone payments totaling approximately $100.5 million upon successful completion of certain clinical, regulatory and commercial milestones.

During the three months ended June 30, 2011, a development milestone was achieved, and we made a $5.5 million payment pursuant to the agreements. The $5.5 million milestone payment was recognized as research and development expense during the year ended December 31, 2011.

Issuance of new patent covering SOLODYN®

On April 5, 2011, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 7,919,483, entitled “Method For The Treatment Of Acne” (the “’483 Patent”) to us. The ’483 Patent, which expires in March 2027, covers methods of using a controlled-release oral dosage form of minocycline to treat acne, including the use of our product SOLODYN® in all eight currently available dosage forms. As previously reported, the USPTO issued a Notice of Allowance for U.S. Application No. 11/166,817, the patent application for the ’483 Patent, in October 2009 and a second Notice of Allowance in April 2010 following the completion of a Request for Continued Examination which we filed with the USPTO in November 2009.

Settlement of class action and derivative lawsuits

On June 6, 2011, we, certain of our current officers and directors named in the class action and derivative lawsuits more fully described under “Commitments and Contingencies — Legal Matters” in Note 12 in the notes to the consolidated financial statements, included in Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” and our outside auditors entered into Memoranda of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the class action, as well as both stockholder derivative lawsuits. We and the respective plaintiffs’ representatives in the class action and derivative suits filed motions in the applicable courts on September 21, 2011 and October 7, 2011, respectively, for preliminary approval of the respective settlement agreements. The Court granted the motion for preliminary approval for the class action settlement on November 2, 2011, and set a hearing for final approval on February 23, 2012. At the hearing on February 23, 2012, the Court stated that it was granting final approval of the class action settlement agreement. We are awaiting entry of a written order by the Court to that effect and judgment dismissing the action with prejudice. Under the terms of the class action settlement agreement, our portion of the settlement will be paid entirely by insurance. Our outside auditors also will contribute to this settlement. The Court granted the motion for preliminary approval for the derivative lawsuits settlement on November 3, 2011, and granted final approval of the settlement on December 14, 2011. The derivative lawsuits settlement, the only financial component of which involves payment of plaintiffs’ attorneys’ fees, will be paid entirely by insurance. The settlement of the derivative lawsuits also reflects certain control and other enhancements undertaken by us in connection with and subsequent to the restatement of our consolidated financial statements in 2008. We are not required to make any payments to fund the settlements of the class action or the derivative lawsuits. The settlement agreements contain no admission of liability by us or the named individuals in the respective actions, the allegations of which are expressly denied in the settlement agreements.

Establishment of a Supplemental Executive Retirement Plan

On June 24, 2011, our Compensation Committee adopted the Medicis Pharmaceutical Corporation Supplemental Executive Retirement Plan, as such plan may be amended from time to time (the “SERP”), a non-qualified, noncontributory, defined benefit pension plan that provides supplemental retirement income for a select group of officers, including our named executive officers. The SERP is effective as of June 1, 2011. Retirement benefits are calculated based on a percentage (which ranges from 1.25% — 10%) of a SERP participant’s average earnings (base salary plus cash bonus or incentive payments) during any three calendar years of service (regardless of whether the years are consecutive), beginning with the 2009 calendar year multiplied by the participant’s years of service up to a specified cap on service (which ranges between five and twenty years). But in no event will an executive officer’s retirement benefit exceed 50% of his or her average earnings, and for those participants who are not executive officers, their retirement benefits will not exceed 25% of average earnings. The SERP retirement benefit is intended to be paid to participants who reach the “normal retirement date,” which is age 65, or age 59 1/2 with twenty years of service, subject to certain exceptions.

A SERP participant vests in 1/6th of his or her retirement benefit per plan year (which runs from June 1 to May 31), effective as of the first day of the plan year, and becomes fully vested in his or her accrued retirement benefit upon (1) the participant’s normal retirement date, provided that the participant has at least fifteen years of service with the Company and is employed by the Company on such date, (2) the participant’s separation from service due to a discharge without “cause” or resignation for “good reason” (as such terms are defined in the participant’s employment agreement, or in the absence of such employment agreement or definitions, in the Company’s Executive Retention Plan), or (3) a “change in control” of the Company. A SERP participant accrues his or her retirement benefit based on (x) the participant’s number of years of service with the Company (including prior years of service), divided by (y) the number of years designated for such participant’s tier (which ranges from five to twenty years).

Participants in the SERP received credit for prior service with us. The prior service accrued benefit of approximately $33.8 million was recorded during the three months ended June 30, 2011 as other comprehensive income within stockholders’ equity, and is amortized as compensation expense over the remaining service years of each participant. We also established a deferred tax asset of approximately $12.0 million, the benefit of which was also recorded in other comprehensive income. Amortization of prior service costs recognized as compensation expense during the year ended December 31, 2011 was approximately $2.8 million. Based on the status of the plan as of December 31, 2011, amortization of prior service costs during the year ended December 31, 2012 is expected to be approximately $4.8 million.

Compensation expense recognized during the year ended December 31, 2011 related to current service costs was approximately $0.5 million. Interest cost accrued related to prior and current service costs during the year ended December 31, 2011 was approximately $0.8 million. The total present value of accrued benefits for the SERP as of December 31, 2011 was approximately $35.0 million, which is included in other long-term liabilities in our accompanying consolidated balance sheets as of December 31, 2011.

We maintain a rabbi trust to fund the SERP benefit. During the three months ended September 30, 2011, we purchased life insurance policy investments of approximately $9.8 million to fund the SERP. The life insurance policies cover the SERP participants. We intend to make similar annual purchases during each of the next four years. A net gain on the investments of approximately $0.1 million was recognized during the year ended December 31, 2011. The total investment related to the SERP of $9.9 million is included in other assets in our accompanying consolidated balance sheets as of December 31, 2011, and is the cash surrender value of the life insurance policies, representing the fair value of the plan assets.

License and settlement agreement and joint development agreement with Lupin

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

On July 21, 2011, we entered into a Joint Development Agreement (the “Joint Development Agreement”) with Lupin Limited, on behalf of itself and its affiliates (hereinafter collectively referred to in this paragraph as “Lupin”), whereby Lupin and we will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein, we made an up-front $20.0 million payment to Lupin and will make additional payments to Lupin of up to $38.0 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the agreement. In addition, we will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Joint Development Agreement. The $20.0 million up-front payment was recognized as research and development expense during the year ended December 31, 2011.

License and settlement agreement with Nycomed related to VANOS®

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

Approval of stock repurchase plan

On August 8, 2011, we announced that our Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of our Class A common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions.

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

In August 2011, we entered into structured share repurchase arrangements and purchased from a financial institution over the counter “in-the-money” capped call options for an aggregate premium of $50.0 million. The capped call options had various scheduled expiration dates within the month of November 2011. The arrangements provided that an option would be automatically exercised if the market price of our Class A common stock on the relevant expiration date was greater than the applicable lower strike price (e.g., the options went “in-the-money”). If the market price of our Class A common stock on the relevant expiration date was below the applicable lower strike price, the relevant option expired with no value. If the market price of our Class A common stock on the relevant expiration date was between the applicable lower and upper strike prices, the value per option to us would be the then-current market price less the lower strike price and the relevant options would be physically settled. If the market price of our Class A common stock is above the applicable upper strike price, the value per option to us would be the difference between the applicable upper strike price and lower strike price and the default settlement method for the relevant options would be cash settlement, although we could elect physical settlement subject to certain conditions. Under these arrangements, any prepayments made or cash payments received at settlement were recorded as a component of additional paid-in capital in our accompanying consolidated balance sheets. Based on the closing price of our Class A common stock on the relevant expiration dates in November 2011, all $50.0 million was used to repurchase 1,436,500 shares of our Class A common stock.

In accordance with our Stock Repurchase Plan, we also purchased 3,001,733 shares of our Class A common stock in the open market at a weighted average cost of $33.34 per share during the period from the inception of the plan through December 31, 2011.

Total shares repurchased from the inception of the plan through December 31, 2011 in the open market and through the structured share repurchase arrangements were 4,438,233 shares at a weighted average cost of $33.82 per share, or approximately $150 million in the aggregate.

After giving effect to the purchases during the period from the inception of the plan through December 31, 2011, the remaining authorized amount under the plan is approximately $49.9 million.

License and settlement agreement with Aurobindo related to SOLODYN®

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

The Aurobindo Settlement Agreement settled our last pending patent infringement litigation with respect to generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in any of our currently commercialized strengths.

FDA approval of lip indication for RESTYLANE®

On October 11, 2011, we announced that the U.S. Food and Drug Administration (“FDA”) approved our premarket approval application supplement to expand the approved use of RESTYLANE® to include lip augmentation. RESTYLANE® was previously approved for mid-to-deep dermal implantation for the correction of moderate to severe facial wrinkles and folds, such as the lines from the nose to the corners of the mouth (nasolabial folds). The new label now includes an indication for submucosal implantation for lip augmentation in patients over the age of 21.

Impairment of intangible assets

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

During the year ended December 31, 2011, intangible assets related to certain of our products were determined to be impaired based on our analysis of the intangible assets’ carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $16.5 million related to these intangible assets. This write-down included the following (in thousands):

Intangible asset related to product not yet launched	$14,000
Intangible asset related to authorized generic product	2,509

$16,509

Factors affecting the future cash flows of the product not yet launched included delays in the program to extend the expiration date of the product. We obtained the rights to the previously-approved product during the fourth quarter of 2009. We deferred the launching of the product until we could extend the expiry dating. We have not yet been able to complete its testing of changes to the product that are expected to result in an extension of expiry dating. As a result, we are now pursuing the development of a similar product with another partner, as it is uncertain whether the originally acquired product will have extended expiry dating and be launched before the alternative product is approved and launched. The $14.0 million write-down of the intangible asset represented the full carrying value of the intangible asset as of December 31, 2011. Amortization of the intangible asset had not commenced as the product had not yet launched.

Factors affecting the future cash flows of the contract revenue related to the authorized generic product included projected net revenues for the authorized generic product for which we receive contract revenue being less than originally anticipated.

Sale of LipoSonix to Solta Medical

On November 1, 2011, we closed our sale of all issued and outstanding shares of common stock of Medicis Technologies Corporation (f/k/a LipoSonix, Inc.) (“LipoSonix”) to Solta Medical, Inc., a Delaware corporation (“Solta”), pursuant to the previously announced stock purchase agreement, dated September 12, 2011, by and between us and Solta (the “Agreement”). In connection therewith, on November 1, 2011, a separate subsidiary of Medicis transferred to Solta certain assets and assigned to Solta certain agreements, in each case related to LipoSonix. Solta paid us at the closing $15.5 million in cash, consisting of the initial purchase price of $15 million and a working capital adjustment based on the amount of working capital of LipoSonix at the closing. In addition, Solta has agreed to pay to us the following contingent payments, after the closing, subject to the terms and conditions of the Agreement:

(i) a one-time cash payment of up to $20 million upon approval by the FDA of the second generation LIPOSONIXTM system prior to October 1, 2012 (the FDA approval was obtained in late October 2011, as a result of which Solta was required to make the $20 million payment to us on or prior to November 19, 2011. Solta made this payment to us on November 18, 2011); and

(ii) additional contingent cash and milestone payments, which will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of such LipoSonix products.

At the closing, Solta also assumed our contingent payment obligations with respect to the former shareholders of LipoSonix, Inc. pursuant to the Agreement and Plan of Merger among Medicis, LipoSonix, Inc. and the other parties thereto dated as of June 16, 2008.

As a result of the sale of LipoSonix to Solta, we recognized a pretax gain of $27.9 million. Because of the difference between our book and tax basis of the common stock of LipoSonix, the transaction resulted in a $30.5 million loss for income tax purposes and an income tax benefit of $9.4 million.

Acquisition of the Assets of Graceway

On December 2, 2011, we completed an asset acquisition pursuant to an Asset Purchase Agreement, dated as of November 18, 2011 (the “Purchase Agreement”), with Graceway Pharmaceuticals, LLC (“Graceway”) and certain of its subsidiaries (collectively, the “Sellers”). Graceway filed for bankruptcy in the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code on September 29, 2011. Graceway’s Board of Directors approved the Purchase Agreement and the transactions contemplated thereunder on November 18, 2011. Pursuant to the Purchase Agreement, we acquired substantially all of the assets of the Sellers for an aggregate purchase price of approximately $455.9 million and agreed to assume certain limited post-closing liabilities, primarily associated with contracts for commercial operations assumed by us (the “Transaction”). We did not assume any of Graceway’s debt. Graceway’s commercial pharmaceutical product portfolio includes on-market prescription products and product development projects primarily in dermatology and women’s health specialties.

During December 2011, we began selling certain of the products acquired in the Transaction.

New Managed Care Contracts Effective January 1, 2012

As part of our previously announced strategy to significantly reduce our exposure to managed care restrictions for SOLODYN® and our other therapeutic products, we have entered into new, multi-year contracts with a targeted managed care organization and a pharmacy benefit manager, which are effective as of January 1, 2012. We believe that our anticipated growth of SOLODYN® will increase the risk of managed care restrictions, and we intend to profitably achieve total coverage and access for SOLODYN® of at least 75% of the insurable lives of SOLODYN® in the U.S. As a result of the successful completion of these new contracts, we accrued additional revenue reserves during the fourth quarter of approximately $12.7 million, which reduced our net revenues during the three months and year ended December 31, 2011.

Results of Operations

The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Gross profit (d)	90.7	90.4	90.2
Operating expenses	65.3 (a)	54.6 (b)	61.8 (c)

Operating income	25.4	35.8	28.4
Other income (expense), net	—	—	0.2
Interest and investment (expense) income, net	—	—	0.6

Income from continuing operations before income tax expense	25.4	35.8	29.2
Income tax expense	(10.6)	(14.2)	(12.5)

Net income from continuing operations	14.8	21.6	16.7
Gain (loss) from discontinued operations, net of income tax benefit	2.7	(3.9)	(3.3)

Net income	17.5%	17.7%	13.4%

(a)	Included in operating expenses is 20.0 million (2.8% of net revenues) paid to Lupin related to a product development agreement, $7.0 million (1.0% of net revenues) paid to Anacor related to a product development agreement, $5.5 million (0.8% of net revenues) paid related to a product development agreement with a privately-held U.S. biotechnology company, $2.0 million (0.3% of net revenues) paid to a Medicis partner related to a product development agreement, $2.5 million (0.3% of net revenues) of legal settlements paid related to intellectual property disputes, $16.5 million (2.3% of net revenues) related to the write-down of an intangible assets and $23.5 million (3.3% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $15.0 million (2.2% of net revenues) paid to a privately-held U.S. biotechnology company related to a product development agreement, $3.9 million (0.6% of net revenues) paid to a Medicis partner related to a product development agreement, $2.3 million (0.3% of net revenues) related to the write-down of an intangible asset related to certain non-primary products and $16.3 million (2.3% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Included in operating expenses is $12.0 million (2.1% of net revenues) paid to Impax related to a product development agreement, $10.0 million (1.8% of net revenues) paid to Revance related to a product development agreement, $5.3 million (0.9% of net revenues) paid to Glenmark related to a product development agreement and two license and settlement agreements, $5.0 million (0.9% of net revenues) paid to Perrigo related to a product development agreement and $18.0 million (3.2% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Revenues

The following table sets forth our net revenues for the year ended December 31, 2011 and the year ended December 31, 2010, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2011	2010	$ Change	% Change
Net product revenues	$716.8	$687.5	$29.3	4.3%
Net contract revenues	4.3	8.4	(4.1)	(48.8)%

Total net revenues	$721.1	$695.9	$25.2	3.6%

	2011	2010	$ Change	% Change
Acne and acne-related dermatological products	$447.6	$482.3	$(34.7)	(7.2)%
Non-acne dermatological products	229.6	175.0	54.6	31.2%
Non-dermatological products (including contract revenues)	43.9	38.6	5.3	13.7%

Total net revenues	$721.1	$695.9	$25.2	3.6%

		2011	2010	Change
Acne and acne-related dermatological products		62.1%	69.3%	(7.2)%
Non-acne dermatological products		31.8%	25.1%	6.7%
Non-dermatological products (including contract revenues)		6.1%	5.6%	0.5%

Total net revenues		100.0%	100.0%	—

Net revenues associated with our acne and acne-related dermatological products decreased by $34.7 million, or 7.2%, during 2011 as compared to 2010 primarily as a result of a decrease in net revenues of TRIAZ®. The decrease in net revenues of TRIAZ® was primarily due to our early 2011 discontinuation of TRIAZ® as a result of the FDA’s requirement that, effective March 4, 2011, prescription benzoyl peroxide products that are not approved through a New Drug Application, such as TRIAZ®, not be sold as prescription products. Net revenues of SOLODYN® decreased by approximately 1.0%, primarily due to the impact of new managed care agreements entered into in December 2011, which increased the amount of reserves for managed care rebates as of December 31, 2011. The impact of the new managed care agreements was partially offset by an increase in gross sales of SOLODYN® due to increased demand and the FDA approval of new 55mg, 80mg and 105mg strengths of SOLODYN® on August 27, 2010.

Net revenues associated with our non-acne dermatological products increased by $54.6 million, or 31.2%, during 2011 as compared to 2010, primarily due to increased sales of DYSPORT®, RESTYLANE®, PERLANE®, VANOS® and ZYCLARA®. ZYCLARA® was acquired on December 2, 2011 as part of the acquisition of the assets of Graceway.

Net revenues associated with our non-dermatological products increased by $5.3 million, or 13.7%, during 2011 as compared to 2010 primarily due to an increase in sales of BUPHENYL® and AMMONUL®, partially offset by a decrease in contract revenues.

Gross Profit

Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit.

Amortization expense related to these intangibles for 2011 and 2010 was approximately $24.7 million and $21.0 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

The following table sets forth our gross profit for 2011 and 2010, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2011	2010	$ Change	% Change
Gross profit	$654.2	$629.1	$25.1	4.0%
% of net revenues	90.7%	90.4%

The increase in gross profit during 2011 as compared to 2010 is primarily due to the $25.2 million increase in net revenues.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative expenses for 2011 and 2010, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2011	2010	$ Change	% Change
Selling, general and administrative	$353.4	$305.0	$48.4	15.9%
% of net revenues	49.0%	43.8%
Share-based compensation expense included in selling, general and administrative	$22.3	$15.6	$6.7	42.9%

Selling, general and administrative expenses increased $48.4 million, or 15.9%, during 2011 as compared to 2010, and increased as a percentage of net revenues from 43.8% during 2010 to 49.0% during 2011. The increase was primarily due to an increase of $28.0 million in personnel expenses, primarily driven by increased headcount. The increase in personnel costs also included a $6.7 million increase in stock compensation expense, primarily related to the revaluation of SARs awards based on changes in the market price of our common stock, and a $4.1 million increase from the establishment of a Supplemental Executive Retirement Plan (“SERP”) as of June 1, 2011. Other increases in selling, general and administrative expenses included a $7.3 million increase in promotion costs, a $9.4 million increase in professional fees and costs, including $2.5 million of legal settlements paid related to intellectual property disputes, and an increase of $3.7 million of other selling, general and administrative costs.

Research and Development Expenses

The following table sets forth our research and development expenses for 2011 and 2010 (dollar amounts in millions):

	2011	2010	$ Change	% Change
Research and development	$68.4	$44.3	$24.1	54.4%
Charges included in research and development	$35.5	$18.9	$16.6	87.8%
Share-based compensation expense included in research and development	$1.2	$0.6	$0.6	100.0%

Included in research and development expenses for 2011 was a $20.0 million payment related to a product development agreement with Lupin, a $7.0 million payment to Anacor related to a product development agreement, a $5.5 million payment related to a product development agreement with a privately-held U.S. biotechnology company and $2.0 million paid to a Medicis partner related to a product development agreement.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses during 2011 were $32.6 million, as compared to $28.1 million during 2010, primarily due to increased amortization expense as a result of $335.8 million of intangible assets acquired on December 2, 2011 as part of the acquisition of the assets of Graceway. Amortization expense is expected to be significantly higher during 2012, and in subsequent years, as compared to 2011, as 2011 only included one month of amortization expense related to these acquired intangible assets.

Impairment of Long-lived Assets

During the year ended December 31, 2011, intangible assets related to certain of our products were determined to be impaired based on our analysis of the intangible assets’ carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $16.5 million related to these intangible assets. This write-down included the following (in thousands):

Intangible asset related to product not yet launched	$14,000
Intangible asset related to authorized generic product	2,509

$16,509

Factors affecting the future cash flows of the product not yet launched included delays in the program to extend the expiration date of the product. We obtained the rights to the previously-approved product during the fourth quarter of 2009. We deferred the launching of the product until we could extend the expiry dating. We have not yet been able to complete its testing of changes to the product that are expected to result in an extension of expiry dating. As a result, we are now pursuing the development of a similar product with another partner, as it is uncertain whether the originally acquired product will have extended expiry dating and be launched before the alternative product is approved and launched. The $14.0 million write-down of the intangible asset represented the full carrying value of the intangible asset as of December 31, 2011. Amortization of the intangible asset had not commenced as the product had not yet launched.

Factors affecting the future cash flows of the contract revenue related to the authorized generic product included projected net revenues for the authorized generic product for which we receive contract revenue being less than originally anticipated.

During the year ended December 31, 2010, an intangible asset related to certain of our non-primary products was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $2.3 million related to this intangible asset.

Factors affecting the future cash flows of the non-primary products related to the intangible asset include the planned discontinuation of the products, which were not significant components of our operations.

Interest and Investment Income

Interest and investment income during 2011 increased $0.4 million, or 9.8%, to $4.5 million from $4.1 million during 2010, due to an increase in the amount of funds available for investment during 2011. During the three months ended December 31, 2011, we used $455.9 million for the acquisition of the assets of Graceway, and $150.1 million to repurchase shares of our Class A common stock. These transactions will reduce the amount of funds we will have available for investment during 2012 as compared to 2011.

Interest Expense

Interest expense during 2011 increased $0.5 million, or 11.9%, to $4.7 million from $4.2 million during 2010. Our interest expense during 2011 and 2010 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. In addition, during 2011, approximately $0.4 million of contingent interest was paid related to our Old Notes. See Note 11 in our accompanying consolidated financial statements for further discussion on the Old Notes and New Notes.

Other Expense, net

Other expense of $0.3 million recognized during 2010 represented an other-than-temporary impairment on an asset-backed security investment.

Income Tax Expense

The following table sets forth our income tax expense and the resulting effective tax rate for continuing operations stated as a percentage of pre-tax income for 2011 and 2010 (dollar amounts in millions):

	2011	2010	$ Change	% Change
Income tax expense	$76.2	$98.6	$(22.4)	(22.7)%
Effective tax rate	41.6%	39.6%

The effective tax rate for 2011 and 2010 reflects the impact of the non-deductibility of payments associated with a product development agreement with a privately-held U.S. biotechnology company. The effective tax rate for 2011 also reflects an accrual of approximately $5.0 million related to an uncertain tax position.

Gain (loss) from Discontinued Operations, Net of Income Tax Benefit

Gain from discontinued operations, net of income tax benefit, was $19.6 million during 2011, as compared to a loss from discontinued operations, net of income tax benefit of $27.0 million during 2010. Included in the gain recognized during 2011 was a $27.9 million pre-tax gain on the sale of LipoSonix to Solta, as well as a $9.4 million income tax benefit on the sale, as the transaction generated a $30.5 million loss for income tax purposes as a result of the difference between our book and tax basis of the common stock of LipoSonix. See Note 3 in our accompanying consolidated financial statements for further discussion.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Revenues

The following table sets forth our net revenues for the year ended December 31, 2010 and the year ended December 31, 2009, along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2010	2009	$ Change	% Change
Net product revenues	$687.5	$560.5	$127.0	22.7%
Net contract revenues	8.4	10.1	(1.7)	(16.8)%

Total net revenues	$695.9	$570.6	$125.3	22.0%

	2010	2009	$ Change	% Change
Acne and acne-related dermatological products	$482.3	$398.8	$83.5	20.9%
Non-acne dermatological products	175.0	133.6	41.4	31.0%
Non-dermatological products (including contract revenues)	38.6	38.2	0.4	1.0%

Total net revenues	$695.9	$570.6	$125.3	22.0%

		2010	2009	Change
Acne and acne-related dermatological products		69.3%	69.9%	(0.6)%
Non-acne dermatological products		25.1%	23.4%	1.7%
Non-dermatological products (including contract revenues)		5.6%	6.7%	(1.1)%

Total net revenues		100.0%	100.0%	—%

Net revenues associated with our acne and acne-related dermatological products increased by $83.5 million, or 20.9%, during 2010 as compared to 2009, primarily as a result of increased sales of SOLODYN® and ZIANA®, both of which generated strong prescription growth. Net revenues of SOLODYN® during 2009 were negatively impacted by the unauthorized one-day launch of Teva’s generic versions of SOLODYN® units that were sold into the distribution channel prior to the consummation of a Settlement Agreement with us on March 18, 2009. These units caused wholesalers to reduce ordering levels of SOLODYN® and caused us to increase our reserves for sales returns and consumer rebates during the first quarter of 2009. During the third quarter of 2010, we had initial sales of new 55mg, 80mg and 105mg strengths of SOLODYN® after they were approved by the FDA on August 27, 2010, and during the third quarter of 2009, we launched new 65mg and 115mg strengths of SOLODYN® after they were approved by the FDA.

Net revenues associated with our non-acne dermatological products increased by $41.4 million, or 31.0%, during 2010 as compared to 2009, primarily due to sales of DYSPORT®, which was launched in June 2009, and increased sales of RESTYLANE® and VANOS®, partially offset by a decrease in sales of LOPROX®, which was negatively impacted by generic competition. RESTYLANE-L® and PERLANE-L® were launched during February 2010 following FDA approval on January 29, 2010. Beginning in the second quarter of 2009, as a result of certain amendments made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products RESTYLANE®, PERLANE® and DYSPORT®, we began recognizing revenue on these products upon shipment from McKesson to physicians. As a result, aesthetic product net revenues were negatively impacted during the first quarter of 2009 in anticipation of this change in revenue recognition.

Gross Profit

Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for 2010 and 2009 was approximately $21.0 million and $21.7 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

The following table sets forth our gross profit for 2010 and 2009, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2010	2009	$ Change	% Change
Gross profit	$629.1	$514.6	$114.5	22.3%
% of net revenues	90.4%	90.2%

The increase in gross profit during 2010 as compared to 2009 is primarily due to the $125.3 million increase in net revenues.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative expenses for 2010 and 2009, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2010	2009	$ Change	% Change
Selling, general and administrative	$305.0	$266.9	$38.1	14.3%
% of net revenues	43.8%	46.8%
Share-based compensation expense included in selling, general and administrative expense	$15.6	$17.5	$(1.9)	(10.9)%

Selling, general and administrative expenses increased $38.1 million, or 14.3%, during 2010 as compared to 2009, but decreased as a percentage of net revenues from 46.8% during 2009 to 43.8% during 2010. Included in this increase was a $14.9 million increase in personnel costs, primarily due to an increase in the number of employees, the effect of the annual salary increase that occurred during February 2010 and $2.9 million of severance expense related to the departure of an executive employee. Also included in the $38.1 million increase from 2009 was a $13.9 million increase in professional and consulting costs, a $7.3 million increase in promotion expenses, primarily related to the promotion of DYSPORT® and an increase of $2.0 million of other selling, general and administrative costs. The decrease of selling, general and administrative expenses as a percentage of net revenues during 2010 as compared to 2009 was primarily due to the $125.3 million increase in net revenues.

Research and Development Expenses

The following table sets forth our research and development expenses for 2010 and 2009 (dollar amounts in millions):

	2010	2009	$ Change	% Change
Research and development	$44.3	$58.1	$(13.8)	(23.8)%
Charges included in research and development	$18.9	$32.5	$(13.6)	(41.8)%
Share-based compensation expense included in research and development	$0.6	$0.5	$0.1	20.0%

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses during 2010 increased $0.2 million, or 0.7%, to $28.1 million from $27.9 million during 2009. An increase related to amortization of the $75.0 million milestone payment made to Ipsen during the second quarter of 2009 upon the FDA’s approval of DYSPORT®, which was capitalized as an intangible asset, was offset by the amortization expense related to intangible assets related to Medicis Pediatrics, Inc., which was sold to BioMarin Pharmaceutical Inc. during the second quarter of 2009, not being incurred during 2010.

Impairment of Long-lived Assets

During the year ended December 31, 2010, an intangible asset related to certain of our non-primary products was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of approximately $2.3 million related to this intangible asset.

Factors affecting the future cash flows of the non-primary products related to the intangible asset include the planned discontinuation of the products, which were not significant components of our operations.

Interest and Investment Income

Interest and investment income during 2010 decreased $3.5 million, or 46.0%, to $4.1 million from $7.6 million during 2009, due to a decrease in the interest rates achieved by our invested funds during 2010.

Interest Expense

Interest expense during each of 2010 and 2009 was $4.2 million. Our interest expense during 2010 and 2009 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. See Note 11, “Contingent Convertible Senior Notes” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules,” for further discussion on the Old Notes and New Notes.

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

Income Tax Expense

The following table sets forth our income tax expense and the resulting effective tax rate stated as a percentage of pre-tax income for 2010 and 2009 (dollar amounts in millions):

	2010	2009	$ Change	% Change
Income tax expense	$98.6	$71.2	$27.4	38.5%
Effective tax rate	39.6%	42.9%

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

Loss from Discontinued Operations, Net of Income Tax Benefit

Loss from discontinued operations, net of income tax benefit, was $27.0 million during 2010, as compared to $18.8 million during 2009. See Note 3 in our accompanying consolidated financial statements for further discussion.

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for the years ended December 31, 2011 and 2010, and selected balance sheet components as of December 31, 2011 and 2010 (dollar amounts in millions):

	2011	2010	$ Change	% Change
Cash provided by (used in):
Operating activities	$172.1	$182.3	$(10.2)	(5.6)%
Investing activities	(234.0)	(172.3)	(61.7)	35.8%
Financing activities	(113.7)	0.1	(113.8)	(113,800.0)%

	Dec. 31, 2011	Dec. 31, 2010	$ Change	% Change
Cash, cash equivalents, and short-term investments	$288.3	$703.6	$(415.3)	(59.0)%
Working capital	(23.6)	623.0	(646.6)	(103.8)%
Long-term investments	40.3	21.5	18.8	87.4%
2.5% contingent convertible senior notes due 2032	169.1	169.1	—	—%
1.5% contingent convertible senior notes due 2033	0.2	0.2	—	—%

Working Capital

Working capital as of December 31, 2011 and 2010, consisted of the following (dollar amounts in millions):

	Dec. 31, 2011	Dec. 31, 2010	$ Change	% Change
Cash, cash equivalents, and short-term investments	$288.3	$703.6	$(415.3)	(59.0)%
Accounts receivable, net	193.0	130.6	62.4	47.8%
Inventories, net	34.5	35.3	(0.8)	(2.3)%
Deferred tax assets, net	12.7	65.1	(52.4)	(80.5)%
Other current assets	22.6	15.2	7.4	48.7%
Assets held for sale from discontinued operations	—	13.1	(13.1)	(100.0)%

Total current assets	551.1	962.9	(411.8)	(42.8)%

Accounts payable	54.1	41.0	13.1	32.0%
Current portion of contingent convertible senior notes	169.1	—	169.1	100.0%
Reserve for sales returns	60.0	60.7	(0.7)	(1.2)%
Accrued consumer rebate and loyalty programs	139.9	101.7	38.2	37.6%
Managed care and Medicaid reserves	72.8	49.4	23.4	47.4%
Income taxes payable	—	4.6	(4.6)	(100.0)%
Other current liabilities	78.8	75.2	3.6	4.8%
Liabilities held for sale from discontinued operations	—	7.3	(7.3)	(100.0)%

Total current liabilities	574.7	339.9	234.8	69.1%

Working capital	$(23.6)	$623.0	$(646.6)	(103.8)%

We had cash, cash equivalents and short-term investments of $288.3 million and negative working capital of $23.6 million at December 31, 2011, as compared to $703.6 million and positive working capital of $623.0 million, respectively, at December 31, 2010. The decreases were primarily due to the $455.9 million of cash used to acquire the assets of Graceway and $150.1 million of cash used to repurchase shares of our Class A common stock during 2011, partially offset by $172.1 million of operating cash flow generated during 2011. The decrease in working capital was also negatively impacted by the classification of our Old Notes as a current liability as of December 31, 2011, as holders of the Old Notes may require us to offer to repurchase their Old Notes for cash on June 4, 2012. The Old Notes were classified as a long-term liability as of December 31, 2010.

Accounts receivable, net, increased $62.4 million, or 47.8%, from $130.6 million at December 31, 2010 to $193.0 million at December 31, 2011. The increase was primarily due to a $61.4 million increase in gross sales during the month of December 2011 as compared to the month of December 2010. As our standard payment terms are 30 days, orders that occur during the last month of a quarter are typically not due for payment until after the end of the quarter. Gross sales during the month of December 2011 were $201.8 million, or 54.8% of the total gross sales for the fourth quarter of 2011, as compared to gross sales during the month of December 2010 of $140.4 million, or 45.1% of total gross sales for the fourth quarter of 2010. Days’ sales outstanding, calculated as accounts receivable, net, as of the end of the reporting period, divided by total gross sales for the quarter, multiplied by the number of days in the quarter, was 48 days as of December 31, 2011 as compared to 39 days as of December 31, 2010. The increase in days’ sales outstanding was primarily due to the timing of orders placed within their inventory management agreement terms by customers during the fourth quarter of 2011 as compared to the fourth quarter of 2010. Although more of the customers’ purchases during the fourth quarter of 2011 occurred during the last month of the quarter as compared to the last month of the fourth quarter of 2010, their total purchases for the fourth quarter of 2011 were consistent with previous quarters, excluding the impact of our initial sales of Graceway products that were acquired on December 2, 2011. Gross sales during the month of December 2011 included our initial sales of Graceway products, which were not yet due for payment and therefore were included in outstanding accounts receivable, net as of December 31, 2011. We sell our products primarily to major wholesalers and retail chain drugstores. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We believe that our major wholesalers are reducing inventory levels during the first two months of the quarter and purchasing up to the distribution agreement levels during the last month of the quarter. Gross sales of our products are at or below reported prescription levels. We also defer the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand, and we defer the recognition of revenue of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, until our exclusive U.S. distributor, McKesson, ships these products to physicians. There has not been a significant change in inventories in the distribution channel during the quarter ended December 31, 2011.

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

As of December 31, 2011, our short-term investments included $12.8 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During 2011, we liquidated $11.2 million of our auction rate floating securities at par.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2011 was approximately $172.1 million, compared to cash provided by operating activities of approximately $182.3 million during the year ended December 31, 2010. The following is a summary of the primary components of cash provided by operating activities during the years ended December 31, 2011 and 2010 (in millions):

	2011	2010
Income taxes paid	$(59.9)	$(81.1)
Payment made to Lupin related to a development agreement	(20.0)	—
Payment made to Anacor related to a development agreement	(7.0)	—
Payments made to a privately-held U.S. biotechnology company related to a development agreement	(5.5)	(15.0)
Payments made to a Medicis partner related to a development agreement	(2.0)	(3.9)
Increase in accounts receivable	(64.6)	(36.9)
Increase in accrued consumer rebates and loyalty programs	38.3	28.4
Other cash provided by operating activities	292.8	290.8

Cash provided by operating activities	$172.1	$182.3

Investing Activities

Net cash used in investing activities during the year ended December 31, 2011 was approximately $234.0 million, compared to net cash used in investing activities during the year ended December 31, 2010, of $172.3 million. During 2011, we used $455.9 million to acquire the assets of Graceway, and we received $35.5 million from the sale of LipoSonix to Solta. Other investing activities during 2011 and 2010 were primarily the net purchases and sales of our short-term and long-term investments during the respective periods.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2011 was $113.7 million, compared to net cash provided by financing activities of $0.1 million during the year ended December 31, 2010. During 2011, we used $150.1 million to repurchase shares of our Class A common stock. Proceeds from the exercise of stock options were $58.2 million during the year ended December 31, 2011, compared to $16.3 million during the year ended December 31, 2010. Dividends paid during the year ended December 31, 2011, were $18.6 million, compared to dividends paid during the year ended December 31, 2010, of $13.2 million.

Contingent Convertible Senior Notes and Other Long-Term Commitments

We have two outstanding series of Contingent Convertible Senior Notes, consisting of $169.1 million principal amount of 2.5% Contingent Convertible Senior Notes due 2032 (the “Old Notes”) and $0.2 million principal amount of 1.5% Contingent Convertible Senior Notes due 2033 (the “New Notes”). The New Notes and the Old Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The Old Notes do not contain any restrictions on the payment of dividends. The New Notes required an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold was not reached and no adjustment to the conversion price has been made.

On June 4, 2012 and 2017, or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2013 and 2018, or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017. As of December 31, 2011, $169.1 million of the Old Notes and $62.5 million of deferred tax liabilities were classified as current liabilities in our consolidated balance sheets. The $62.5 million of deferred tax liabilities were included within current deferred tax assets, net. If all of the Old Notes are put back to us on June 4, 2012, we would be required to pay $169.1 million in outstanding principal, plus accrued interest. We would also be required to pay the accumulated deferred tax liability related to the Old Notes.

During the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, the Old Notes met the criteria for the right of conversion into shares of our Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. During the quarters ended September 30, 2011 and December 31, 2011, no holders of Old Notes converted their Old Notes into shares of our Class A common stock. The holders of Old Notes have this conversion right only until March 31, 2012. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended December 31, 2011, the New Notes did not meet the criteria for the right of conversion.

Except for the New Notes, we had only $45.0 million of long-term liabilities at December 31, 2011, and, except for the Old Notes, we had $405.7 million of current liabilities at December 31, 2011. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

Dividends

We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. Since July 2003, we have paid quarterly cash dividends aggregating approximately $78.6 million on our common stock. In addition, on December 14, 2011, we announced that our Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of common stock, which was paid on January 31, 2012, to our stockholders of record at the close of business on January 3, 2012. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Fair Value Measurements

We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $12.8 million at December 31, 2011. These securities were included in long-term investments at December 31, 2011.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes certain other purchase obligations as discussed below (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Long-term debt	$169,326	$169,145	$181	$—	$—
Interest on long-term debt	86,745	4,231	8,463	8,463	65,588
Operating leases	39,371	4,453	9,416	9,298	16,204
Unrealized income tax positions	283	283	—	—	—
Other purchase obligations and commitments	867	173	347	347	—

Total contractual obligations	$296,592	$178,285	$18,407	$18,108	$81,792

The long-term debt consists of our Old Notes and New Notes. We may redeem some or all of the Old Notes and New Notes at any time on or after June 11, 2007 and June 11, 2008, respectively, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes and New Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2012 and 2017, and New Notes on June 4, 2013 and 2018, or upon a change in control, as defined in the indenture agreements governing the Old Notes and New Notes, at 100% of the principal amount of the Old Notes and New Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. As of December 31, 2011, $169.1 million of the Old Notes were classified in the “Less than 1 year” category as the holders of the Old Notes may require us to repurchase all or a portion of their Old Notes on June 4, 2012, which is less than 1 year from the December 31, 2011 balance sheet date. As of December 31, 2011, $0.2 million of New Notes were classified in the “More than 1 year and less than 3 years” category as the holders of the New Notes may require us to repurchase all or a portion of their New Notes on June 4, 2013, which is more than 1 year but less than 3 years from the December 31, 2011 balance sheet date.

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

We have committed to make potential future “milestone” payments to third-parties as part of certain product development and license agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement and timing of these milestones are not fixed or reasonably determinable, such contingencies have not been recorded on our consolidated balance sheets and are not included in the above table. The total amount of potential future milestone payments related to development and license agreements is approximately $460.7 million.

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

We have excluded from the table above approximately $5.6 million in reserves for uncertain income tax positions, as we cannot make a reasonably reliable estimate of the period in which cash settlement with the respective taxing authority will occur, if any.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements under Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules.” We believe the following critical accounting policies affect our most significant estimates and assumptions used in the preparation of our consolidated financial statements and are important in understanding our financial condition and results of operations.

Revenue Recognition

Revenue from our product sales is recognized pursuant to ASC 605, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel.

We do not provide any material forms of price protection to our wholesale customers and permit product returns if the product is damaged, or, depending on the customer and product, if it is returned within six months prior to expiration or up to 12 months after expiration. Our customers consist principally of financially viable wholesalers, and depending on the customer, revenue is recognized based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions. As a result of certain amendments made to our distribution services agreement with McKesson, our exclusive U.S. distributor of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, we began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. As a general practice, we do not ship prescription product that has less than 12 months until its expiration date. We also authorize returns for damaged products and credits for expired products in accordance with our returned goods policy and procedures. The shelf life associated with our products is up to 36 months depending on the product. The majority of our prescription products have a shelf life of approximately 18-36 months.

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

The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the years ended December 31, 2009, 2010 and 2011 (dollars in thousands):

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total
Balance at Dec. 31, 2008	$59,611	$714	$1,248	$471	$16,956	$28,448	$107,448

Actual	(29,498)	—	(18,042)	(2,812)	(68,578)	(168,196)	(287,126)

Provision	17,949	549	18,954	3,029	98,700	213,059	352,240

Balance at Dec. 31, 2009	$48,062	$1,263	$2,160	$688	$47,078	$73,311	$172,562

Actual	(24,535)	—	(22,728)	(4,756)	(100,229)	(280,047)	(432,295)

Provision	37,165	(681)	23,398	5,219	102,526	308,414	476,041

Balance at Dec. 31, 2010	$60,692	$582	$2,830	$1,151	$49,375	$101,678	$216,308

Actual	(44,994)	—	(26,207)	(6,145)	(101,993)	(409,475)	(588,814)

Provision	44,326	(371)	27,514	7,044	125,419	447,745	651,677

Balance at Dec. 31, 2011	$60,024	$211	$4,137	$2,050	$72,801	$139,948	$279,171

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

The provision for product returns was $44.3 million, or 3.2% of gross product sales, and $37.2 million, or 3.1% of gross product sales, for the years ended December 31, 2011 and 2010, respectively. The reserve for product returns decreased $0.7 million, from $60.7 million as of December 31, 2010 to $60.0 million as of December 31, 2011. The increase in the provision during the comparable periods was primarily related to additional estimated required reserves for newly-launched products.

If the amount of our estimated quarterly returns increased by 10.0 percent, our sales returns reserve at December 31, 2011, would increase by approximately $2.9 million and corresponding revenue would decrease by the same amount. Conversely, if the amount of our estimated quarterly returns decreased by 10.0 percent, our sales returns reserve at December 31, 2011, would decrease by approximately $2.9 million and corresponding revenue would increase by the same amount. We consider the sensitivity analysis of a 10.0 percent variance between estimated and actual sales returns to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our sales returns reserves.

For newly-launched products, if the returns reserve percentage increased by one percentage point, our sales return reserve at December 31, 2011, would increase by approximately $10.9 million and corresponding revenue would decrease by the same amount. Conversely, if the returns reserve percentage decreased by one percentage point, our sales returns reserve at December 31, 2011, would have decreased by approximately $10.9 million and corresponding revenue would increase by the same amount. We consider the sensitivity analysis of a one percentage point variance between estimated and actual returns reserve percentage to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our sales returns reserves for newly-launched products.

We also defer the recognition of revenue and related cost of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand. The distribution channel’s market demand requirement is estimated based on inventory information reported to us by our major wholesale customers for which we have inventory management agreements, who make up a significant majority of our total sales of inventory into the distribution channel. No adjustment is made for those customers who do not provide inventory information to us. Deferred product revenue associated with estimated excess inventory at wholesalers was approximately $0.2 million, $0.6 million and $1.3 million as of December 31, 2011, 2010 and 2009, respectively.

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

The provision for cash discounts was $23.4 million, or 2.0% of gross product sales, and $19.0 million, or 2.0% of gross product sales, for the years ended December 31, 2010 and 2009, respectively. The reserve for cash discounts increased $0.6 million, from $2.2 million as of December 31, 2009 to $2.8 million as of December 31, 2010. The increase in the provision during the comparable periods was due to an increase in gross product sales. The increase in the reserve for sales discounts during the year ended December 31, 2010 was due to the increase in the related eligible outstanding accounts receivable amounts as of December 31, 2010 as compared to December 31, 2009.

The provision for cash discounts was $27.5 million, or 2.0% of gross product sales, and $23.4 million, or 2.0% of gross product sales, for the years ended December 31, 2011 and 2010, respectively. The reserve for cash discounts increased $1.3 million, from $2.8 million as of December 31, 2010 to $4.1 million as of December 31, 2011. The increase in the provision during the comparable periods was due to an increase in gross product sales. The increase in the reserve for sales discounts during the year ended December 31, 2011 was due to the increase in the related eligible outstanding accounts receivable amounts as of December 31, 2011 as compared to December 31, 2010.

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

The provision for contract chargebacks was $7.0 million, or 0.5% of gross product sales, and $5.2 million, or 0.4% of gross product sales, for the years ended December 31, 2011 and 2010, respectively. The reserve for contract chargebacks increased $0.8 million, from $1.2 million as of December 31, 2010 to $2.0 million as of December 31, 2011. The increase in the provision during the comparable periods and the reserve during the year ended December 31, 2011 was due to an increase in eligible gross product sales and in the number of pricing contracts in place during the comparable periods.

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

The provision for managed care and Medicaid rebates was $125.4 million, or 8.9% of gross product sales, and $102.5 million, or 8.6% of gross product sales, for the years ended December 31, 2011 and 2010, respectively. The reserve for managed care and Medicaid rebates increased $23.4 million, from $49.4 million as of

December 31, 2010 to $72.8 million as of December 31, 2011. The increase in the provision during the comparable periods and in the reserve during the year ended December 31, 2010 was due to an increase in eligible gross product sales and new managed care contracts entered into during December 2011. It is expected that the new managed care contracts entered into during December 2011 will result in managed care rebates being a greater percentage of gross sales of our products, particularly SOLODYN®, during 2012 as compared to 2011.

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

The provision for consumer rebates and loyalty programs was $308.4 million, or 26.0% of gross product sales, and $213.1 million, or 22.6% of gross product sales, for the years ended December 31, 2010 and 2009, respectively. The reserve for consumer rebates and loyalty programs increased $28.4 million, from $73.3 million as of December 31, 2009 to $101.7 million as of December 31, 2010. The increase in the provision during the comparable periods and in the reserve during the year ended December 31, 2010 was primarily due to the continued growth in consumer rebate programs related to our SOLODYN®, ZIANA® RESTYLANE® and PERLANE® products, as well as the DYSPORT® Challenge program that was in place during most of 2010.

The provision for consumer rebates and loyalty programs was $447.7 million, or 31.9% of gross product sales, and $308.4 million, or 26.0% of gross product sales, for the years ended December 2011 and 2010, respectively. The reserve for consumer rebates and loyalty programs increased $38.2 million, from $101.7 million as of December 31, 2010 to $139.9 million as of December 31, 2011. The increase in the provision during the comparable periods and in the reserve during the year ended December 31, 2011 was primarily due to the continued growth in consumer rebate programs related to our SOLODYN®, ZIANA® RESTYLANE® and PERLANE® products.

If our 2011 estimates of rebate redemption rates or average rebate amounts for our consumer rebate programs changed by 10.0 percent, our reserve for consumer rebates would be impacted by approximately $7.2 million and corresponding revenue would be impacted by the same amount. We consider the sensitivity analysis of a 10.0 percent variance in our estimated rebate redemption rates and average rebate amounts to be representative of the range of other outcomes that we are reasonably likely to experience in estimating our reserve for consumer rebates.

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

Share-Based Compensation

In accordance with ASC 718, Compensation — Stock Compensation, we are required to recognize the fair value of share-based compensation awards as an expense. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We use a blend of historical and implied volatility based on options freely traded in the open market as we believe this is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Increasing the weighted average volatility by 2.5 percent (from 0.33 percent to 0.355 percent) would have increased the fair value of stock options granted in 2011 to $13.55 per share. Conversely, decreasing the weighted average volatility by 2.5 percent (from 0.33 percent to 0.305 percent) would have decreased the fair value of stock options granted in 2011 to $12.02 per share. The expected life of the awards is based on historical experience of awards with similar characteristics. Stock option awards granted during 2011 have a stated term of 7 years, and the weighted average expected life of the awards was determined to be 7 years. Decreasing the weighted average expected life by 0.5 years (from 7.0 years to 6.5 years) would have decreased the fair value of stock options granted in 2011 to $12.38 per share. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of future dividend payouts.

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

We are required to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the first quarter of 2012 was immaterial.

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

Inventory

Inventory costs associated with products that have not yet received regulatory approval are capitalized if we believe there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. We could be required to expense previously capitalized costs related to pre-approval inventory if the probability of future commercial use and future economic benefit changes due to denial or delay of regulatory approval, a delay in commercialization, or other factors. Conversely, our gross margins could be favorably impacted if previously expensed pre-approval inventory becomes available and is used for commercial sale. As of December 31, 2011, there were no costs capitalized into inventory for products that have not yet received regulatory approval.

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

During 2011 and 2010, impairment charges of approximately $16.5 million and $2.3 million, respectively, were recognized related to our review of long-lived assets. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record additional impairment charges for, and/or accelerate amortization of, long-lived assets. During 2009, we did not recognize an impairment charge as a result of our review of long-lived assets.

If our 2011 estimates of future net revenues and gross profit margin for DYSPORT® were both reduced by 10.0 percent, our intangible asset related to DYSPORT® would be impaired by approximately $38.9 million. If only our 2011 estimates of future net revenues for DYSPORT® were reduced by 10.0 percent, and our 2011 estimates of gross profit margin for DYSPORT® were reduced by 9.0 percent or less, our intangible asset related to DYSPORT® would not be impaired. Similarly, if only our 2011 estimates of gross profit margin for DYSPORT® were reduced by 10.0 percent, and our 2011 estimates of future net revenues for DYSPORT® were reduced by 9.0 percent or less, our intangible asset related to DYSPORT® would not be impaired. We consider the sensitivity analysis of a 10.0 percent variance in our future estimated net revenues and gross profit margin amounts to be representative of the range of other outcomes that we are reasonably likely to experience in assessing the potential impairment of long-lived assets.

Income Taxes

Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, changes in the reserve for uncertain tax positions, changes in valuation allowances against deferred tax assets and differences in tax rates in certain non-U.S. jurisdictions. Our effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where we conduct operations. We recognize tax benefits only if the tax position is more likely than not of being sustained. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, along with net operating losses and credit carryforwards. We record valuation allowances against our deferred tax assets to reduce the net carrying values to amounts that management believes is more likely than not to be realized.

Based on our historical pre-tax earnings, we believe it is more likely than not that we will realize the benefit of substantially all of the existing net deferred tax assets at December 31, 2011. We believe the existing net deductible temporary differences will reverse during periods in which we generate net taxable income; however, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

On November 1, 2011, we closed our sale of all issued and outstanding shares of common stock of LipoSonix to Solta. The transaction resulted in a $30.5 million capital loss for income tax purposes, of which $26.2 million can be carried back and used to offset capital gains generated in prior tax years. Accordingly, an income tax benefit of $9.4 million was recognized and is included in the gain from discontinued operations for the year ended December 31, 2011. A deferred tax asset was recorded on the portion of the capital loss ($4.3 million) that could not be carried back to prior years. As a capital loss can only be utilized to offset capital gains, we have recorded a valuation allowance of $1.5 million against the deferred tax asset in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that we believe is more likely than not to be realized.

The sales price used to calculate the above capital loss consisted of $15.5 million of cash received at closing, $20.0 million of cash received on November 18, 2011 and $29.3 million of value from future additional contingent cash and milestone payments. A deferred tax asset was recorded on the $29.3 million as it was not recognized as additional selling price for financial reporting purposes. We have recorded a valuation allowance of $10.5 million against this deferred tax asset in order to reduce the carrying value of this deferred tax asset to $0, which is the amount that we believe is more likely than not to be realized.

We have an option to acquire Revance or license Revance’s topical product that is under development. Through December 31, 2011, we have recorded $21.0 million of charges related to the reduction in the carrying value of the Revance investment. The reduction in the carrying value of the Revance investment is currently an unrealized loss for tax purposes. We will not be able to determine the character of the loss until we exercise or fail to exercise our option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. We have recorded a $7.6 million valuation allowance against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that we believe is more likely than not to be realized.

We have an option to acquire a privately-held U.S. biotechnology company. Through December 31, 2011, we have an unrealized tax loss of $21.9 million related to this option. If we fail to exercise our option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. We have recorded a $7.9 million valuation allowance against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that we believe is more likely than not to be realized.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The updated guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in annual reporting periods beginning after December 15, 2011, with early adoption permitted. We are currently assessing what impact, if any, the revised guidance will have on our results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2011, $40.7 million of our cash equivalent investments were in money market securities that are reflected as cash equivalents, because all maturities are within 90 days. Included in money market securities are commercial paper, Federal agency discount notes and money market funds. Our interest rate risk with respect to these investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates.

Our policy for our short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. Our investment portfolio, consisting of fixed income securities that we hold on an available-for-sale basis, was approximately $285.8 million as of December 31, 2011, and $506.7 million as of December 31, 2010. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows if market interest rates increase.

As of December 31, 2011, our investments included auction rate floating securities with a fair value of $12.8 million. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets from 2008 through 2011 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity. We may not be able to liquidate the securities until a future auction on these investments is successful.

The following table provides information about our available-for-sale securities that are sensitive to changes in interest rates, as well are our Contingent Convertible Senior Notes, which have fixed interest rates. We have aggregated our available-for-sale securities for presentation purposes since they are all very similar in nature (dollar amounts in thousands):

Interest Rate Sensitivity

Principal Amount by Expected Maturity as of December 31, 2011

	Financial instruments mature during year ended December 31,
	2012	2013	2014	2015	2016	Thereafter
Available-for-sale and trading securities	$98,374	$138,969	$31,895	$3,736	$—	$12,793
Weighted-average yield rate	0.7%	0.7%	1.3%	1.0%	0.0%	3.1%

Contingent convertible senior notes due 2032	$—	$—	$—	$—	$—	$169,145
Interest rate	—	—	—	—	—	2.5%
Contingent convertible senior notes due 2033	$—	$—	$—	$—	$—	$181
Interest rate	—	—	—	—	—	1.5%

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

Item 8. Financial Statements and Supplementary Data

Our financial statements and related financial statement schedule and the Independent Registered Public Accounting Firm’s Reports are incorporated herein by reference to the financial statements set forth in Item 15 of Part IV of this report, “Exhibits, Financial Statement Schedules.”

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

During the three months ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Medicis Pharmaceutical Corporation

We have audited Medicis Pharmaceutical Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Medicis Pharmaceutical Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the heading “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Medicis Pharmaceutical Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2011 consolidated financial statements of Medicis Pharmaceutical Corporation and subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 27, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The Company has adopted a written code of ethics, “Medicis Pharmaceutical Corporation Code of Business Conduct and Ethics,” which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code is available on the Company’s website. In addition, the code is available in print to any stockholder who requests a copy. Stockholders can request a copy from the Corporate Secretary, Medicis Pharmaceutical Corporation, 7720 N. Dobson Road, Scottsdale, Arizona 85256-2740. The Company will disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at http://www.Medicis.com or by filing a Form 8-K.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2011, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

On June 15, 2011, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

The information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Biographical Information,” “Board Nominees,” “Executive Officers,” and “Governance of Medicis” in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page

(a) Documents filed as a part of this Report
(1)Financial Statements:
Index to consolidated financial statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	F-5
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-8
Notes to Consolidated Financial Statements	F-9
(2)Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	S-1

This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)Exhibits filed as part of this Report:

Exhibit No.		Description
2.1		Agreement of Merger, dated as of December 1, 1997, by and among the Company, Medicis Acquisition Corporation and GenDerm Corporation(4)

2.2		Agreement and Plan of Merger, dated as of June 16, 2008, by and among the Company, Donatello, Inc., and LipoSonix, Inc.(25)

2.3	*	Stock Purchase Agreement, dated as of September 12, 2011, by and between the Company and Solta Medical, Inc.(36)

2.4		Asset Purchase Agreement, dated as of November 18, 2011, by and between the Company and Graceway Pharmaceuticals, LLC and the other parties signatory thereto(35)

3.1		Amended and Restated Certificate of Incorporation of the Company(10)

3.2		Amended and Restated By-Laws of the Company(32)

4.1		Amended and Restated Rights Agreement, dated as of August 17, 2005, between the Company and Wells Fargo Bank, N.A., as Rights Agent(12)

4.2		Indenture, dated as of August 19, 2003, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee(10)

4.3		Indenture, dated as of June 4, 2002, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee.(7)

4.4		Supplemental Indenture dated as of February 1, 2005, to Indenture dated, as of August 19, 2003 between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee(11)

4.5		Registration Rights Agreement, dated as of June 4, 2002, by and between the Company and Deutsche Bank Securities Inc.(7)

4.6		Form of specimen certificate representing Class A common stock(1)

Exhibit No.		Description
10.1		Asset Purchase Agreement, dated April 20, 2004, among the Company, Ascent Pediatrics, Inc., BioMarin Pharmaceutical Inc. and BioMarin Pediatrics Inc.(10)

10.2		License Agreement, dated May 18, 2004, among the Company, BioMarin Pharmaceutical Inc., BioMarin Pediatrics Inc. and Ascent Pediatrics, Inc.(10)

10.3(a)		Medicis Pharmaceutical Corporation 1995 Stock Option Plan(2)

10.3(b)		Amendment No. 1 to the Medicis 1995 Stock Option Plan, dated June 29, 2011(37)

10.4(a)		Medicis Pharmaceutical Corporation 2002 Stock Option Plan(8)

10.4(b)		Amendment No. 1 to the Medicis Pharmaceutical Corporation 2002 Stock Option Plan, dated August 1, 2005(14)

10.5(a)		Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(13)

10.5(b)		Amendment No. 1 to the Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan, dated August 1, 2005(14)

10.6(a)		Medicis Pharmaceutical Corporation 1998 Stock Option Plan(15)

10.6(b)		Amendment No. 1 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated August 1, 2005(14)

10.6(c)		Amendment No. 2 to the Medicis Pharmaceutical Corporation 1998 Stock Option Plan, dated September 30, 2005(14)

10.6(d)		Amendment No. 3 to the Medicis 1998 Stock Option Plan, dated June 29, 2011(37)

10.7(a)		Medicis Pharmaceutical Corporation 1996 Stock Option Plan(16)

10.7(b)		Amendment No. 1 to the Medicis Pharmaceutical Corporation 1996 Stock Option Plan, dated August 1, 2005(14)

10.7(c)		Amendment No. 2 to the Medicis 1996 Stock Option Plan, dated June 29, 2011(37)

10.8		Waiver Letter, dated March 18, 2005 between the Company and Q-Med AB(13)

10.9		License and Option Agreement, dated November 15, 1998, by and among the Company and Hoechst Marion Roussel, Inc., Hoechst Marion Roussel Deutschland GmbH and Hoechst Marion Roussel, S.A.(5)

10.10		Stock Purchase Agreement, effective as of April 1, 1999, by and among the Company, Ucyclyd Pharma, Inc. and Syed E. Abidi, William Brusilow, Susan E. Brusilow and Norbert L. Wiech(6)

10.11	*	Asset Purchase Agreement, dated as of September 14, 1999, between the Company and Warner Chilcott, Inc.(3)

10.12(a)	*	Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated February 10, 2003(9)

10.12(b)		Amendment No. 1 to Share Purchase Agreement between Q-Med International B.V. and Startskottet 21914 AB (under proposed change of name to Medicis Sweden Holdings AB), dated as of March 7, 2003(9)

10.13	*	Supply Agreement between the Company and Q-Med AB, dated as of March 7, 2003(9)

10.14	*	Amended and Restated Intellectual Property Agreement between Q-Med AB and HA North American Sales AB, dated as of March 7, 2003(9)

Exhibit No.		Description
10.15	*	Supply Agreement between Medicis Aesthetics Holdings Inc., a wholly owned subsidiary of the Company, and Q-Med AB, dated July 15, 2004(10)

10.16	*	Intellectual Property License Agreement, dated July 15, 2004, between Q-Med AB and Medicis Aesthetics Holdings Inc.(10)

10.17	*	Letter Agreement, dated January 20, 2011, by and among the Company, HA North American Sales AB and Q-Med AB(40)

10.18(a)		Medicis Pharmaceutical Corporation 1992 Stock Option Plan(17)

10.18(b)		Amendment No. 1 to the Medicis 1992 Stock Option Plan, dated June 29, 2011(37)

10.19		Form of Non-Qualified Employee Stock Option Certificate Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(18)

10.20		Form of Restricted Stock Award Agreement for Medicis Pharmaceutical Corporation 2004 Stock Incentive Plan(18)

10.21		Letter Agreement, dated as of March 13, 2006 among the Company, Aesthetica Ltd., Medicis Aesthetics Holdings Inc., Ipsen S.A. and Ipsen Ltd.(19)

10.22	*	Development and Distribution Agreement, dated March 17, 2006, by and between Aesthetica, Ltd. and Ipsen, Ltd.(20)

10.23	*	Trademark License Agreement, dated March 17, 2006, by and between Aesthetica, Ltd. and Ipsen, Ltd.(20)

10.24	*	Trademark Assignment Agreement, dated March 17, 2006, by and between Aesthetica, Ltd. and Ipsen, Ltd.(20)

10.25(a)		Medicis Pharmaceutical Corporation Amended and Restated 2006 Incentive Award Plan(38)

10.25(b)		Form of Stock Option Agreement for Medicis Pharmaceutical Corporation Amended and Restated 2006 Incentive Award Plan(37)

10.25(c)		Form of Restricted Stock Agreement for Medicis Pharmaceutical Corporation Amended and Restated 2006 Incentive Award Plan(24)

10.26(a)		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mark A. Prygocki(26)

10.26(b)		First Amendment to Amended and Restated Employment Agreement, dated June 15, 2010, between the Company and Mark A. Prygocki(33)

10.27		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Mitchell S. Wortzman, Ph.D.(26)

10.28(a)		Amended and Restated Employment Agreement, dated December 23, 2008, by and between the Company and Jason D. Hanson(26)

10.28(b)		First Amendment to Amended and Restated Employment Agreement, dated June 15, 2010, by and between the Company and Jason D. Hanson(33)

10.29	*	Office Sublease by and between Apex 7720 North Dobson, L.L.C., and the Company, dated as of July 26, 2006(21)

10.30		Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and the Company(22)

10.31(a)	*	Collaboration Agreement, dated as of August 23, 2007, by and between Ucyclyd Pharma, Inc. and Hyperion Therapeutics, Inc.(23)

Exhibit No.		Description
10.31(b)	*	Second Amendment to the Collaboration Agreement, dated June 29, 2009, between Ucyclyd Pharma, Inc. and Hyperion Therapeutics, Inc.(29)

10.32		Settlement Agreement and Release, dated June 15, 2010, by and between the Company and Joseph P. Cooper(33)

10.33		Employment Agreement, dated December 23, 2008, by and between the Company and Vincent P. Ippolito(26)

10.34(a)		Employment Agreement, dated December 23, 2008, by and between the Company and Richard D. Peterson(26)

10.34(b)		First Amendment to Employment Agreement, dated June 15, 2010, by and between the Company and Richard D. Peterson(33)

10.35	*	Joint Development Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.(27)

10.36	*	License and Settlement Agreement, dated as of November 26, 2008, between the Company and Impax Laboratories, Inc.(27)

10.37	*	License and Settlement Agreement, dated April 8, 2009, between the Company and Perrigo Israel Pharmaceuticals Ltd. and Perrigo Company(28)

10.38	*	Joint Development Agreement, dated April 8, 2009, between the Company and Perrigo Israel Pharmaceuticals Ltd.(28)

10.39		Form of Indemnification Agreement for Directors and Officers of the Company(28)

10.40		Settlement Agreement and Mutual Releases, dated August 18, 2009 by and between the Company and Sandoz, Inc.(30)

10.41(a)	*	Transition Agreement, dated as of January 28, 2005, between the Company and aaiPharma Inc.(31)

10.41(b)	*	First Amendment to the Transition Agreement, dated as of August 11, 2006, between the Company and aaiPharma Inc.(31)

10.41(c)	*	Second Amendment to the Transition Agreement, dated as of September 8, 2006, between the Company and aaiPharma Inc.(31)

10.42	*	Master Manufacturing Agreement, dated as of March 20, 2008, by and between Medicis Global Services Corporation and WellSpring Pharmaceutical Canada Corp.(31)

10.43	*	License and Settlement Agreement, dated as of November 14, 2009, among the Company, Glenmark Generics Ltd. and Glenmark Generics Inc., USA(31)

10.44	*	Amended and Restated Settlement Agreement, dated as of November 13, 2009, between the Company and Barr Laboratories, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries USA, Inc.(31)

10.45	*	License and Settlement Agreement, dated as of May 4, 2010, among the Company, Ranbaxy Inc. and Ranbaxy Laboratories Limited(33)

10.46	*	Settlement Agreement, dated July 22, 2010, between the Company, Mylan Inc. and Matrix Laboratories Ltd.(34)

10.47	*	License Agreement, dated July 22, 2010, between the Company, Mylan Inc., Matrix Laboratories Ltd. and Mylan Pharmaceuticals Inc.(34)

10.48	*	License and Settlement Agreement, dated September 21, 2010, between the Company, Taro Pharmaceutical Industries Ltd. and Taro Pharmaceuticals U.S.A., Inc.(34)

Exhibit No.		Description
10.49	*	Settlement Agreement, dated January 21, 2011, by and between the Company and Impax Laboratories, Inc.(40)

10.50	*	Settlement Agreement, dated as of February 24, 2011, between the Company and Barr Laboratories, Inc., a wholly owned subsidiary of Teva Pharmaceuticals USA, Inc.(39)

10.51(a)		Medicis Pharmaceutical Corporation Supplemental Executive Retirement Plan(37)

10.51(b)		Amendment No. 1 to the Medicis Pharmaceutical Corporation Supplemental Executive Retirement Plan, dated October 6, 2011(36)

10.52		Employment Agreement, dated as of June 24, 2011, between the Company and Jonah Shacknai(37)

10.53	*	License and Settlement Agreement, dated as of July 21, 2011, among the Company, Lupin Limited and Lupin Pharmaceuticals, Inc.(36)

10.54	*	License and Settlement Agreement, dated as of August 4, 2011, between the Company and Nycomed US Inc. (36)

10.55	*	License and Settlement Agreement, dated as of September 6, 2011, by and between the Company and Aurobindo Pharma U.S.A., Inc.(36)

12	+	Computation of Ratios of Earnings to Fixed Charges

21.1	+	Subsidiaries

23.1	+	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see signature page)

31.1	+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	++**	The following financial information from Medicis Pharmaceutical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to the Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant, File No. 33-32918, filed with the SEC on January 16, 1990

(2)	Incorporated by reference to Exhibit C to the definitive Proxy Statement for the 1995 Meeting of Annual Shareholders, File No. 0-18443, previously filed with the SEC

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 001-14471, previously filed with the SEC

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 1997

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 001-14471, previously filed with the SEC

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, File No. 001-14471, previously filed with the SEC

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2002

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 001-14471, previously filed with the SEC

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2003

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, File No. 001-14471, previously filed with the SEC

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 001-14471, previously filed with the SEC

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2005

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, File No. 001-14471, previously filed with the SEC

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005, File No. 001-14471, previously filed with the SEC on October 28, 2005

(15)	Incorporated by reference to Appendix 1 to the Company’s definitive Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the SEC on December 2, 1998

(16)	Incorporated by reference to Appendix 2 to the Company’s definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the SEC on October 23, 1996

(17)	Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement for the 1992 Annual Meeting of Stockholders previously filed with the SEC

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K/T for the six month transition period ended December 31, 2005, File No. 001-14471, previously filed with the SEC on March 16, 2006

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2006

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-14471, previously filed with the SEC

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 001-14471, previously filed with the SEC

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2007

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-14471, previously filed with the SEC

(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-14471, previously filed with the SEC

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-14471, previously filed with the SEC

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2008

(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-14471, previously filed with the SEC

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-14471, previously filed with the SEC

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-14471, previously filed with the SEC

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-14471, previously filed with the SEC

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-14471, previously filed with the SEC

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2010

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-14471, previously filed with the SEC

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 001-14471, previously filed with the SEC

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-14471, previously filed with the SEC

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-14471, previously filed with the SEC

(38)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders filed with the SEC on April 6, 2011

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-14471, previously filed with the SEC

(40)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-14471, previously filed with the SEC

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

Date: February 27, 2012

MEDICIS PHARMACEUTICAL CORPORATION

By:	/s/ JONAH SHACKNAI
Jonah Shacknai
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonah Shacknai and Richard D. Peterson, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JONAH SHACKNAI Jonah Shacknai	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ RICHARD D. PETERSON Richard D. Peterson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2012

/s/ ARTHUR G. ALTSCHUL, JR. Arthur G. Altschul, Jr.	Director	February 27, 2012

/s/ SPENCER DAVIDSON Spencer Davidson	Director	February 27, 2012

/s/ STUART DIAMOND Stuart Diamond	Director	February 27, 2012

SIGNATURE	TITLE	DATE

/s/ PETER S. KNIGHT, ESQ. Peter S. Knight, Esq.	Director	February 27, 2012

/s/ MICHAEL A. PIETRANGELO Michael A. Pietrangelo	Director	February 27, 2012

/s/ PHILIP S. SCHEIN, M.D. Philip S. Schein, M.D.	Director	February 27, 2012

/s/ LOTTIE SHACKELFORD Lottie Shackelford	Director	February 27, 2012

MEDICIS PHARMACEUTICAL CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medicis Pharmaceutical Corporation

We have audited the accompanying consolidated balance sheets of Medicis Pharmaceutical Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicis Pharmaceutical Corporation and subsidiaries at December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medicis Pharmaceutical Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 27, 2012

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	DECEMBER 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$42,823	$218,362
Short-term investments	245,497	485,192
Accounts receivable, less allowances:
December 31, 2011 and 2010: $6,187 and $3,981, respectively	193,009	130,622
Inventories, net	34,519	35,282
Deferred tax assets, net	12,720	65,082
Other current assets	22,586	15,268
Assets held for sale from discontinued operations	—	13,127

Total current assets	551,154	962,935

Property and equipment, net	25,081	24,435
Intangible assets, net	502,492	195,308
Goodwill	202,627	92,398
Deferred tax assets, net	114,555	42,277
Long-term investments	40,270	21,480
Other assets	15,780	2,991

	$1,451,959	$1,341,824

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED BALANCE SHEETS, Continued

(in thousands, except share amounts)

	DECEMBER 31,
	2011	2010
Liabilities
Current liabilities:
Accounts payable	$54,094	$41,015
Current portion of contingent convertible senior notes	169,145	—
Reserve for sales returns	60,024	60,692
Accrued consumer rebate and loyalty programs	139,948	101,678
Managed care and Medicaid reserves	72,801	49,375
Income taxes payable	—	4,628
Other current liabilities	78,785	75,228
Liabilities held for sale from discontinued operations	—	7,276

Total current liabilities	574,797	339,892

Long-term liabilities:
Contingent convertible senior notes	181	169,326
Other liabilities	44,998	5,084

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; no shares issued	—	—
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 74,740,324 and 71,863,191 at December 31, 2011 and December 31, 2010, respectively	1,028	995
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	—	—
Additional paid-in capital	796,979	715,651
Accumulated other comprehensive loss	(21,315)	(2,149)
Accumulated earnings	567,581	460,716
Less: Treasury stock, 17,745,039 and 12,897,610 shares at cost at December 31, 2011 and December 31, 2010, respectively	(512,290)	(347,691)

Total stockholders’ equity	831,983	827,522

	$1,451,959	$1,341,824

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Net product revenues	$716,768	$687,566	$560,493
Net contract revenues	4,358	8,366	10,154

Net revenues	721,126	695,932	570,647

Cost of product revenues (1)	66,888	66,857	56,094

Gross profit	654,238	629,075	514,553

Operating expenses:
Selling, general and administrative (2)	353,379	305,045	266,941
Research and development (3)	68,370	44,269	58,098
Depreciation and amortization	32,609	28,069	27,886
Impairment of intangible assets	16,509	2,293	—

Operating income	183,371	249,399	161,628

Interest and investment income	(4,455)	(4,117)	(7,631)
Interest expense	4,668	4,235	4,228
Other expense (income), net	—	257	(867)

Income from continuing operations before income tax expense	183,158	249,024	165,898

Income tax expense	76,201	98,641	71,152

Net income from continuing operations	106,957	150,383	94,746

(Gain) loss from discontinued operations, net of income tax benefit	(19,583)	27,048	18,795

Net income	$126,540	$123,335	$75,951

Basic net income per share — continuing operations	$1.72	$2.49	$1.60

Basic net income (loss) per share — discontinued operations	$0.32	$(0.46)	$(0.33)

Basic net income per share	$2.04	$2.05	$1.29

Diluted net income per share — continuing operations	$1.59	$2.30	$1.50

Diluted net income (loss) per share — discontinued operations	$0.32	$(0.46)	$(0.33)

Diluted net income per share	$1.88	$1.89	$1.21

Cash dividend declared per common share	$0.32	$0.24	$0.16

Common shares used in calculating:
Basic net income per share	60,183	58,430	57,252

Diluted net income per share	66,823	64,601	63,172

(1) amounts exclude amortization of intangible assets related to acquired products	$24,669	$21,026	$21,708
(2) amounts include share-based compensation expense	$22,303	$15,627	$17,508
(3) amounts include share-based compensation expense	$1,163	$646	$489

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	69,396	$969	—	$—
Comprehensive income:
Net income	—	—	—	—
Net unrealized losses on available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—

Comprehensive income
Adjustment for adoption of FSP FAS 115-2 (a)	—	—	—	—
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	202	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	1,134	16	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2009	70,732	985	—	—
Comprehensive income:
Net income	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—

Comprehensive income
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	401	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	730	10	—	—
Tax effect of stock options exercised	—	—	—	—

Balance at December 31, 2010	71,863	995	—	—
Comprehensive income:
Net income	—	—	—	—
Establishment of prior service costs under supplemental executive retirement plan, before income taxes	—	—	—	—
Deferred income taxes related to establishment of and amortization of prior service costs under supplemental executive retirement plan	—	—	—	—
Amortization of prior service costs related to supplemental executive retirement plan	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—

Comprehensive income
Share-based compensation	—	—	—	—
Dividends declared	—	—	—	—
Restricted shares issued for deferred compensation	488	—	—	—
Restricted shares held in lieu of employee taxes	—	—	—	—
Exercise of stock options	2,092	29	—	—
Net settlement exercise of stock options	297	4	—	—
Net settlement exercise shares held in lieu of employee taxes	—	—	—	—
Tax effect of stock options exercised	—	—	—	—
Purchase of treasury stock	—	—	—	—

Balance at December 31, 2011	74,740	$1,028	—	$—

(a)	FSP FAS 115-2 is now part of ASC 320, Investments — Debt and Equity Securities.

See accompanying notes to consolidated financial statements.

Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Treasury Stock
			Shares	Amount	Total
$661,703	$2,106	$282,284	(12,679)	$(343,368)	$603,694

—	—	75,951	—	—	75,951
—	(2,814)	—	—	—	(2,814)
—	(11)	—	—	—	(11)

					73,126
—	(3,095)	3,095	—	—	—
13,556	—	—	—	—	13,556
—	—	(9,488)	—	—	(9,488)
—	—	—	—	—	—
—	—	—	(70)	(883)	(883)
16,107	—	—	—	—	16,123
(869)	—	—	—	—	(869)

690,497	(3,814)	351,842	(12,749)	(344,251)	695,259

—	—	123,335	—	—	123,335
—	1,414	—	—	—	1,414
—	251	—	—	—	251

					125,000
9,669	—	—	—	—	9,669
—	—	(14,461)	—	—	(14,461)
—	—	—	—	—	—
—	—	—	(149)	(3,440)	(3,440)
16,312	—	—	—	—	16,322
(827)	—	—	—	—	(827)

715,651	(2,149)	460,716	(12,898)	(347,691)	827,522

—	—	126,540	—	—	126,540
—	(33,771)	—	—	—	(33,771)
—	11,550	—	—	—	11,550
—	2,367	—	—	—	2,367
—	649	—	—	—	649
—	39	—	—	—	39

					107,374
12,952	—	—	—	—	12,952
—	—	(19,675)	—	—	(19,675)
—	—	—	—	—	—
—	—	—	(170)	(5,079)	(5,079)
58,184	—	—	—	—	58,213
7,966	—	—	(202)	(7,970)	—
—	—	—	(37)	(1,464)	(1,464)
2,226	—	—	—	—	2,226
—	—	—	(4,438)	(150,086)	(150,086)

$796,979	$(21,315)	$567,581	(17,745)	$(512,290)	$831,983

MEDICIS PHARMACEUTICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Operating Activities:
Net income	$126,540	$123,335	$75,951
(Gain) loss from discontinued operations, net of income tax benefit	(19,583)	27,048	18,795

Net income from continuing operations	106,957	150,383	94,746

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	32,609	28,069	27,886
Amortization of prior service costs, supplemental executive retirement plan	2,797	—	—
Impairment of intangible assets	16,509	2,293	—
Gain on sale of product rights	—	—	(350)
Gain on sale of Medicis Pediatrics	—	—	(2,915)
Impairment of available-for-sale investments	—	260	(33)
Charge reducing value of investment in Revance	—	—	2,886
Loss (gain) on sale of available-for-sale investments, net	107	909	(1,576)
Unrealized gain on supplemental executive retirement plan investments	(49)	—	—
Share-based compensation expense	23,466	16,273	17,997
Deferred income tax (benefit) expense	(9,160)	12,169	(8,749)
Tax benefit (expense) from exercise of stock options and vesting of restricted stock awards	2,225	(185)	(925)
Excess tax benefits from share-based payment arrangements	(3,330)	(462)	(241)
Increase in provision for sales discounts and chargebacks	2,206	1,133	1,129
Accretion of premium on investments	3,514	3,249	3,273
Changes in operating assets and liabilities:
Accounts receivable	(64,593)	(36,944)	(43,715)
Inventories	4,133	(12,509)	(893)
Other current assets	(4,890)	1,010	3,076
Accounts payable	13,079	(623)	5,362
Reserve for sales returns	(668)	12,630	(11,549)
Accrued consumer rebates and loyalty programs	38,270	28,367	44,863
Managed care and Medicaid reserves	23,426	2,297	30,122
Income taxes payable	(4,628)	(11,168)	16,679
Other current liabilities	(8,212)	2,381	18,041
Other liabilities	6,143	(4,835)	(6,019)

Net cash provided by operating activities from continuing operations	179,911	194,697	189,095

Net cash used in operating activities from discontinued operations	(7,787)	(12,372)	(10,961)

Net cash provided by operating activities	172,124	182,325	178,134

Investing Activities:
Purchase of property and equipment	(6,179)	(7,309)	(4,309)
Equity investment in an unconsolidated entity	(2,900)	—	(616)
Purchase of assets of Graceway	(455,930)	—	—
Payments for purchase of product rights	(12,989)	568	(88,861)
Proceeds from sale of product rights	—	—	350
Proceeds from sale of subsidiary	35,531	—	70,294
Purchase of investments for supplemental executive retirement plan	(9,840)	—	—
Purchase of available-for-sale investments	(691,170)	(498,138)	(414,527)
Sale of available-for-sale investments	571,565	205,364	131,914
Maturity of available-for-sale investments	337,902	128,683	244,553

Net cash used in investing activities from continuing operations	(234,010)	(170,832)	(61,202)

Net cash used in investing activities from discontinued operations	—	(1,458)	(1,030)

Net cash used in investing activities	(234,010)	(172,290)	(62,232)

Financing Activities:
Payment of dividends	(18,608)	(13,210)	(9,411)
Purchase of treasury stock	(150,086)	—	—
Withholding of common shares for tax obligations on vested restricted stock awards	(6,543)	(3,440)	(883)
Proceeds from the exercise of stock options	58,215	16,322	16,123
Excess tax benefits from share-based payment arrangements	3,330	462	241

Net cash (used in) provided by financing activities	(113,692)	134	6,070

Effect of exchange rate on cash and cash equivalents	39	252	(11)

Net (decrease) increase in cash and cash equivalents	(175,539)	10,421	121,961
Cash and cash equivalents at beginning of period	218,362	207,941	85,980

Cash and cash equivalents at end of period	$42,823	$218,362	$207,941

See accompanying notes to consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the United States (“U.S.”) and Canada of products for the treatment of dermatological and aesthetic conditions.

The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, hyperpigmentation, photoaging, psoriasis, actinic keratosis, bronchospasms, external genital and perianal warts/condyloma acuminate, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 27 branded products. Its primary brands are DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, VANOS®, ZIANA® and ZYCLARA®.

Beginning in the first quarter of 2011, the Company classified its LipoSonix business as a discontinued operation for financial statement reporting purposes. The Company sold its LipoSonix business to Solta Medical, Inc. on November 1, 2011. See Note 3.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

At December 31, 2011, cash and cash equivalents included highly liquid investments in money market accounts consisting of government securities and high-grade commercial paper. These investments are stated at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Short-Term and Long-Term Investments

The Company’s short-term and long-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in operations. On an ongoing basis, the Company evaluates its available-for-sale securities to determine if a decline in value is other-than-temporary. A decline in market value of any available-for-sale security below cost that is determined to be other-than-temporary results in an impairment in the fair value of the investment. Except for the impairments related to the illiquidity of the Company’s auction rate floating securities (see Note 9), other-than-temporary impairments are charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. Realized gains and losses and interest and dividends on securities are included in interest and investment income. The cost of securities sold is calculated using the specific identification method.

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

Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of December 31, 2011 and 2010, there were no costs capitalized into inventory for products that had not yet received regulatory approval.

Inventories are as follows (amounts in thousands):

	DECEMBER 31,
	2011	2010
Raw materials	$9,100	$15,801
Work-in-process	5,495	3,236
Finished goods	29,250	24,838
Valuation reserve	(9,326)	(8,593)

Total inventories	$34,519	$35,282

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of property and equipment (two to five years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.

Capitalized internal-use software includes direct costs associated with the acquisition or development of computer software for internal use, including costs associated with the design, coding and testing of the system. Costs associated with initial development, such as the evaluation and selection of alternatives, as well as training, support and maintenance, are expensed as incurred.

Property and equipment consist of the following (amounts in thousands):

	DECEMBER 31,
	2011	2010
Furniture, fixtures and equipment	$26,307	$21,060
Capitalized internal-use software	18,801	15,935
Leasehold improvements	14,596	14,564

	59,704	51,559
Less: accumulated depreciation	(34,623)	(27,124)

	$25,081	$24,435

Total depreciation expense from continuing operations for property and equipment was approximately $7.5 million, $6.8 million and $5.9 million for 2011, 2010 and 2009, respectively.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an impairment assessment at least annually, and more frequently under certain circumstances. The goodwill is subject to this annual impairment test during the last quarter of the Company’s fiscal year. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. For the years ended December 31, 2011, 2010 and 2009, there was no impairment charge related to goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following is a summary of changes in the Company’s recorded goodwill during 2010 and 2011 (amounts in thousands):

Balance at December 31, 2009	$93,282
Adjustment of LipoSonix tax attributes acquired	(884)

Balance at December 31, 2010	92,398
Relative fair value allocation of goodwill attributable to LipoSonix upon sale to Solta	(2,122)
Goodwill acquired from the acquisition of assets of Graceway	112,351

Balance at December 31, 2011	$202,627

Prior to December 31, 2009, there were no impairments made to the Company’s recorded goodwill.

Intangible Assets

The Company has acquired license agreements, product rights and other identifiable intangible assets. The Company amortizes capitalized intangible assets on a straight-line basis over their expected useful lives, which range between 1 and 25 years. Intangible assets related to in-process research and development products acquired in business combinations will be amortized over their respective estimated useful lives upon regulatory approval of the respective products in development. Details of total intangible assets were as follows (dollars in thousands):

	Weighted	December 31, 2011			December 31, 2010
	Average Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Related to product line acquisitions	12.1	$538,990	$(149,876)	$389,114	$315,459	$(125,260)	$190,199
Related to acquired in-process research and development assets	—	85,970	—	85,970	—	—	—
Related to business combinations	9.6	16,754	(186)	16,568	—	—	—
Patents and trademarks	19.3	7,270	(2,180)	5,090	7,031	(1,922)	5,109
Other	—	5,750	—	5,750	—	—	—

Total intangible assets		$654,734	$(152,242)	$502,492	$322,490	$(127,182)	$195,308

Total amortization expense from continuing operations was approximately $25.1 million, $21.3 million and $22.0 million for 2011, 2010 and 2009, respectively. Based on the intangible assets recorded at December 31, 2011, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five years is expected to be as follows: $62.8 million for the year ended December 31, 2012, $60.3 million for the year ended December 31, 2013, $50.9 million for the year ended December 31, 2014, $49.7 million for the year ended December 31, 2015 and $48.9 million for the year ended December 31, 2016.

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

During the year ended December 31, 2011, intangible assets related to certain of the Company’s products were determined to be impaired based on the Company’s analysis of the intangible assets’ carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $16.5 million related to these intangible assets. This write-down included the following (in thousands):

Intangible asset related to product not yet launched	$14,000
Intangible asset related to authorized generic product	2,509

$16,509

Factors affecting the future cash flows of the product not yet launched included delays in the program to extend the expiration date of the product. The rights to the previously-approved product were obtained by the Company during the fourth quarter of 2009. The Company deferred the launching of the product until it could extend the expiry dating. The Company has not yet been able to complete its testing of changes to the product that are expected to result in an extension of expiry dating. As a result, the Company is now pursuing the development of a similar product with another partner, as it is uncertain whether the originally acquired product will have extended expiry dating and be launched before the alternative product is approved and launched. The $14.0 million write-down of the intangible asset represented the full carrying value of the intangible asset as of December 31, 2011. Amortization of the intangible asset had not commenced as the product had not yet launched.

Factors affecting the future cash flows of the contract revenue related to the authorized generic product included projected net revenues for the authorized generic product for which the Company receives contract revenue being less than originally anticipated.

During the year ended December 31, 2010, an intangible asset related to certain of the Company’s non-primary products was determined to be impaired based on the Company’s analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $2.3 million related to this intangible asset.

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

Other Current Liabilities

Other current liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2011	2010
Accrued incentives, including SARs liability	$41,516	$33,923
Deferred revenue	13,703	16,422
Other accrued expenses	23,566	24,883

	$78,785	$75,228

Deferred revenue is comprised of the following (amounts in thousands):

	DECEMBER 31,
	2011	2010
Deferred revenue — aesthetics products, net of cost of revenue	$13,349	$10,334
Current portion of deferred contract revenue	—	3,014
Deferred revenue — sales into distribution channel in excess of eight weeks of projected demand	212	582
Other deferred revenue	142	2,492

	$13,703	$16,422

The Company defers revenue, and the related cost of revenue, of its aesthetics products, including DYSPORT®, PERLANE® and RESTYLANE®, until its exclusive U.S. distributor ships the product to physicians. The current portion of deferred contract revenue as of December 31, 2010 was related to the Company’s strategic collaboration with Hyperion (see Note 6). The Company also defers the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand.

Revenue Recognition

Revenue from product sales is recognized pursuant to ASC 605, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists;

(ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. Provisions for estimated product returns, sales discounts, chargebacks and managed care and Medicaid rebates are established as a reduction of product sales revenues at the time such revenues are recognized. Provisions for consumer rebate and loyalty programs are established as a reduction of product sales revenues at the later of the date at which revenue is recognized or the date at which the sales incentive is offered. These deductions from gross revenue are established by the Company’s management as its best estimate based on historical experience adjusted to reflect known changes in the factors that impact such reserves, including but not limited to, prescription data, industry trends, competitive developments and estimated inventory in the distribution channel. The Company’s estimates of inventory in the distribution channel are based on inventory information reported to the Company by its major wholesale customers for which the Company has inventory management agreements, historical shipment and return information from its accounting records, and data on prescriptions filled, which the Company purchases from one of the leading providers of prescription-based information. The Company continually monitors internal and external data, in order to ensure that information obtained from external sources is reasonable. The Company also utilizes projected prescription demand for its products, as well as, the Company’s internal information regarding its products. These deductions from gross revenue are generally reflected either as a direct reduction to accounts receivable through an allowance, as a reserve within current liabilities, or as an addition to accrued expenses.

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

The Company does not provide any material forms of price protection to its wholesale customers and permits product returns if the product is damaged, or, depending on the customer and product, if it is returned within 6 months prior to expiration or up to 12 months after expiration. The Company’s customers consist principally of financially viable wholesalers, and depending on the customer, revenue is based upon shipment (“FOB shipping point”) or receipt (“FOB destination”), net of estimated provisions. As a result of certain modifications made to the Company’s distribution services agreement with McKesson, the Company’s exclusive U.S. distributor of its aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, the Company began recognizing revenue on these products upon the shipment from McKesson to physicians beginning in the second quarter of 2009. As a general practice, the Company does not ship prescription product that has less than 12 months until its expiration date. The Company also authorizes returns for damaged products and credits for expired products in accordance with its returned goods policy and procedures.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses from continuing operations for 2011, 2010 and 2009 were $65.5 million, $58.4 million and $49.2 million, respectively. Advertising expenses include samples of the Company’s products given to physicians for marketing to their patients.

Shipping and Handling Costs

Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs from continuing operations for 2011, 2010 and 2009 were approximately $3.0 million, $3.2 million and $2.5 million, respectively.

Research and Development Costs and Accounting for Strategic Collaborations

All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company may continue to make non-refundable payments to third parties for new technologies and for research and development work that has been completed. These payments may be expensed at the time of payment depending on the nature of the payment made and the related stage of the research and development project.

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

Research and development expense for 2011, 2010 and 2009 was as follows (amounts in thousands):

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Ongoing research and development costs	$31,707	$24,723	$25,109
Payments related to strategic collaborations	35,500	18,900	32,500
Share-based compensation expense	1,163	646	489

Total research and development	$68,370	$44,269	$58,098

Income Taxes

Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, enhanced charitable contribution deductions for inventory, tax credits available in the U.S., the treatment of certain share-based payments that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, changes in the reserve for uncertain tax positions, changes in valuation allowances against deferred tax assets and differences in tax rates in certain non-U.S. jurisdictions. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions it uses to estimate its annual effective tax rate, including factors such as its mix of pre-tax earnings in the various tax jurisdictions in which it operates, changes in valuation allowances against deferred tax assets, reserves for tax audit issues and settlements, utilization of tax credits and changes in tax laws in jurisdictions where the Company conducts operations. The Company recognizes tax benefits only if the tax position is more likely than not of being sustained. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating losses and credit carryforwards. The Company records valuation allowances against its deferred tax assets to reduce the net carrying value to amounts that management believes is more likely than not to be realized.

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

Foreign Currency Translations

The local currency is typically the functional currency of our foreign subsidiaries. The financial statements of foreign subsidiaries have been translated into U.S. Dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Total accumulated gains from foreign currency translation, included in accumulated other comprehensive loss, was approximately $1.6 million at December 31, 2011 and December 31, 2010. Transaction losses from continuing operations included in the consolidated statements of income for 2011, 2010 and 2009 were $0.1 million, $0.5 million and $0.1 million, respectively.

Earnings Per Common Share

Basic and diluted earnings per common share are calculated in accordance with the requirements of ASC 260, Earnings Per Share. Because the Company has Contingent Convertible Debt (see Note 11), diluted net income per common share must be calculated using the “if-converted” method. The impact on diluted net income per common share from the Contingent Convertible Debt is calculated by adjusting net income for tax-effected net interest on the debt, divided by the weighted average number of common shares outstanding assuming conversion. The calculation of diluted earnings per common share also includes the impact of the potential dilution that could occur if outstanding share-based compensation awards were exercised or converted into common stock, using the treasury stock method.

Unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company (see Note 16) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security.

A detailed presentation of earnings per share is included in Note 18.

Use of Estimates and Risks and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include the reductions to revenue recorded at the time of sale for various items, including sales returns and rebate reserves; the valuation of share-based compensation awards; the recognition of inventory obsolescence reserves and the capitalization of inventory costs for products that have not yet received regulatory approval; the assessment of recoverability of long-lived assets and goodwill; the valuation of auction rate floating securities; the recognition and measurement of current and deferred income tax assets and liabilities; the accounting for research and development costs and strategic collaborations; and the recognition and measurement of legal contingencies. The actual results experienced by the Company may differ from management’s estimates.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities reported in the consolidated balance sheets approximates fair value because of the immediate or short-term maturity of these financial instruments. Long-term investments are carried at fair value based on market quotations and a discounted cash flow analysis for auction rate floating securities. The fair value of the Company’s contingent convertible senior notes, based on market quotations, is approximately $202.5 million at December 31, 2011.

Supplemental Disclosure of Cash Flow Information

During 2011, 2010 and 2009, the Company made interest payments of $4.7 million, $4.2 million and $4.2 million, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss of $21.3 million as of December 31, 2011 included, net of income tax effects, $19.8 million of unamortized prior service costs related to the Company’s supplemental executive retirement plan and $3.1 million of accumulated unrealized losses related the Company’s short-term and long-term available-for-sale securities investments, partially offset by $1.6 million of accumulated foreign currency translation adjustments.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The updated guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing what impact, if any, the revised guidance will have on its results of operations and financial condition.

3. DISCONTINUED OPERATIONS AND SALE OF LIPOSONIX

On February 25, 2011, the Company announced that as a result of the Company’s strategic planning process and the current regulatory and commercial capital equipment environment, the Company determined to explore strategic alternatives for its Medicis Technologies Corporation (f/k/a LipoSonix, Inc.) (“LipoSonix”) business including, but not limited to, the sale of the stand-alone business. As a result of this decision, the Company now classifies the LipoSonix business as a discontinued operation for financial statement reporting purposes, including comparable period results. The Company engaged an investment banking firm to assist the Company in its exploration of strategic alternatives for LipoSonix.

On November 1, 2011, the Company closed its sale of all issued and outstanding shares of common stock of LipoSonix to Solta Medical, Inc., a Delaware corporation (“Solta”), pursuant to a previously announced stock purchase agreement, dated September 12, 2011, by and between the Company and Solta (the “Agreement”). In connection therewith, on November 1, 2011, a separate subsidiary of the Company transferred to Solta certain assets and assigned to Solta certain agreements, in each case related to LipoSonix. Solta paid to the Company at the closing $15.5 million in cash, consisting of the initial purchase price of $15 million and a working capital adjustment based on the amount of working capital of LipoSonix at the closing. In addition, Solta agreed to pay to the Company the following contingent payments after the closing, subject to the terms and conditions of the Agreement:

(i) a one-time cash payment of up to $20 million upon approval by the U.S. Food and Drug Administration (“FDA”) of the second generation LIPOSONIXTM system prior to October 1, 2012 (the FDA approval was obtained in late October 2011, as a result of which Solta was required to make this $20 million payment to the Company on or prior to November 19, 2011. Solta made this payment to the Company on November 18, 2011); and

(ii) additional contingent cash and milestone payments, which will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of such LipoSonix products.

At the closing, Solta also assumed the contingent payment obligations of the Company with respect to the former shareholders of LipoSonix, Inc. pursuant to the Agreement and Plan of Merger among the Company, LipoSonix, Inc. and the other parties thereto dated as of June 16, 2008.

As a result of the sale of LipoSonix to Solta, the Company recognized a pretax gain of $27.9 million. Because of the difference between the Company’s book and tax basis in LipoSonix, the transaction resulted in a $30.5 million loss for income tax purposes and an income tax benefit of $9.4 million. The gain on the sale of LipoSonix and the related income tax benefit are included in the gain from discontinued operations for the year ended December 31, 2011 (detailed below).

Included in the pretax gain on the sale of LipoSonix to Solta was an allocation of approximately $2.1 million of goodwill attributable to LipoSonix, based on the fair value of LipoSonix in relation to the fair value of the consolidated Medicis entity.

Intangible assets and property and equipment related to LipoSonix were determined to be impaired as of December 31, 2010, based on the Company’s analysis of the long-lived assets’ carrying value and projected future cash flows. As a result of the impairment analysis, the Company recorded a write-down of approximately $7.7 million related to LipoSonix intangible assets and $2.1 million related to LipoSonix property and equipment during the three months ended December 31, 2010. The write-down of intangible assets and property and equipment related to LipoSonix represented the full carrying value of the respective assets as of December 31, 2010. Therefore, no depreciation or amortization expense was recognized during the year ended December 31, 2011 related to the discontinued operations, as the long-lived assets of the discontinued operations were written down to $0 as of December 31, 2010.

The following is a summary of gain (loss) from discontinued operations, net of income tax benefit, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Net revenues	$540	$4,037	$1,268
Cost of revenues	2,553	3,124	739

Gross profit	(2,013)	913	529
Operating expenses:
Selling, general and administrative	15,752	18,006	15,462
Research and development	8,978	14,038	14,215
Depreciation and amortization	—	1,275	1,160
Impairment of long-lived assets	—	9,791	—

Operating loss	(26,743)	(42,197)	(30,308)
Gain on sale to Solta	(27,934)	—	—

Gain (loss) from discontinued operations before income tax benefit	1,191	(42,197)	(30,308)
Income tax benefit	(18,392)	(15,149)	(11,513)

Gain (loss) from discontinued operations, net of income tax benefit	$19,583	$(27,048)	$(18,795)

The Company includes only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no interest expense or general corporate overhead costs have been allocated to the LipoSonix discontinued operations. Included in cost of revenues for the year ended December 31, 2011 was a $1.9 million charge related to an increase in the valuation reserve for LipoSonix inventory that was not expected to be sold.

The following is a summary of assets and liabilities held for sale associated with the LipoSonix discontinued operations as of December 31, 2010 (in thousands):

DECEMBER 31, 2010
Cash and cash equivalents	$629
Accounts receivable, net	129
Inventories, net	4,495
Deferred tax assets, net	7,328
Other assets	546

Assets held for sale from discontinued operations	$13,127

Accounts payable	$1,802
Other liabilities	5,474

Liabilities held for sale from discontinued operations	$7,276

The following is a summary of net cash used in operating activities from discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
Gain (loss) from discontinued operations, net of income tax benefit	$19,583	$(27,048)	$(18,795)
Gain on sale of LipoSonix	(27,934)	—	—
Depreciation and amortization	—	1,275	1,160
Share-based compensation expense	(166)	1,304	1,179
Impairment of long-lived assets	—	9,791	—
Decrease in assets held for sale from discontinued operations	7,073	2,267	3,869
(Decrease) increase in liabilities held for sale from discontinued operations	(6,343)	39	1,626

Net cash used in operating activities from discontinued operations	$(7,787)	$(12,372)	$(10,961)

Net cash used in investing activities from discontinued operations of $1.5 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively, represent purchases of property and equipment.

4. ACQUISITION OF ASSETS OF GRACEWAY

On December 2, 2011, the Company completed its asset acquisition pursuant to an Asset Purchase Agreement, dated as of November 18, 2011 (the “Purchase Agreement”), with Graceway Pharmaceuticals, LLC (“Graceway”) and certain of its subsidiaries (collectively, the “Sellers”). Graceway filed for bankruptcy in the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code on September 29, 2011. Graceway’s Board of Directors approved the Purchase Agreement and the transactions contemplated thereunder on November 18, 2011. Pursuant to the Purchase Agreement, Medicis acquired substantially all of the assets of the Sellers for an aggregate purchase price of approximately $455.9 million and agreed to assume certain limited post-closing liabilities, primarily associated with contracts for commercial operations assumed by Medicis (the “Transaction”). Medicis did not assume any of Graceway’s debt. Graceway’s commercial pharmaceutical product portfolio includes on-market prescription products and product development projects primarily in dermatology and women’s health specialties.

The following is a summary of the estimated fair values of the net assets acquired (in millions):

Current assets	$5.8
Property and equipment	2.0
Identifiable intangible assets	335.8
Goodwill	112.3

$455.9

The Company believes the fair values assigned to the assets acquired are based on reasonable assumptions. It is expected that substantially all of the goodwill will be deductible for tax purposes.

Identifiable intangible assets of $335.8 million include intangible assets related to existing products, including ZYCLARA®, of $233.0 million, with estimated amortizable lives ranging from one to ten years, acquired in-process research and development assets of $86.0 million, trademarks and trade names of $15.9 million, with an estimated amortizable life of ten years, and other intangible assets of $0.9 million.

Intangible assets associated with in-process research and development projects are related to product candidates associated with Resiquimod and line extensions for MetroGel. The Company determined that the estimated acquisition-date fair value of intangible assets related to in-process research and development was $86.0 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a present value discount rate of 13%, which considers both the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Graceway, as well as the acquirer’s estimated weighted-average cost of capital. The Company believes this is appropriate given the unique characteristics of this acquisition, which included a competitive bidding process, and represents the estimated rate that market participants would use to value the intangible assets. The projected cash flows from the in-process research and development projects were based on key assumptions such as: estimates of revenues and operating profits related to each project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized products and associated risks, including, but not limited to, the inherent difficulties and uncertainties in developing product candidates such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

Intangible assets related to existing products, which includes ZYCLARA®, were valued using a similar methodology as intangible assets associated with in-process research and development projects, described above.

The Graceway asset acquisition was accounted for as a business combination, and the results of operations since December 2, 2011 related to the acquired Graceway assets have been included in the accompanying consolidated statement of income for the year ended December 31, 2011.

The following unaudited proforma financial information for the years ended December 31, 2011 and 2010 gives effect to the Transaction as if it had occurred on January 1, 2010. Such unaudited proforma information is based on historical financial information with respect to the Transaction and does not reflect operational and administrative cost savings, or synergies, that management of the combined company estimates may be achieved as a result of the Transaction.

	YEARS ENDED DECEMBER 31,
	2011	2010
	(in millions, except per share data)
Net revenues	$844.6	$915.4
Net income	118.4	100.3
Diluted net income per share	$1.76	$1.55

5. SEGMENT AND PRODUCT INFORMATION

The Company operates in one business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, contract revenue, and beginning on December 2, 2011 upon the Company’s acquisition of the assets of Graceway, products in the respiratory and women’s health specialties. The acne and acne-related dermatological product lines include SOLODYN® and ZIANA®. During early 2011, the Company discontinued its TRIAZ® branded products and decided to no longer promote its PLEXION® branded products. The non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE®, VANOS® and ZYCLARA®. ZYCLARA® was acquired by the Company as part of the acquisition of the assets of Graceway on December 2, 2011. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.

The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists and plastic surgeons. Such products are often prescribed by physicians outside these two specialties, including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies, and others. Currently, the Company’s products are sold primarily to wholesalers and retail chain drug stores. During 2011, 2010 and 2009, three wholesalers accounted for the following portions of the Company’s net revenues:

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
McKesson	44.3%	42.6%	40.8%
Cardinal	38.3%	35.4%	37.1%
AmerisourceBergen	*	10.8%	*

*	less than 10%

McKesson is the sole distributor for the Company’s RESTYLANE® and PERLANE® branded products and DYSPORT® in the U.S.

Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Acne and acne-related dermatological products	$447,585	$482,359	$398,861
Non-acne dermatological products	229,603	174,978	133,595
Non-dermatological products	43,938	38,595	38,191

Total net revenues	$721,126	$695,932	$570,647

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Acne and acne-related dermatological products	62%	69%	70%
Non-acne dermatological products	32	25	23
Non-dermatological products	6	6	7

Total net revenues	100%	100%	100%

During 2011, 2010 and 2009, the Company’s top three products constituted 72.1%, 72.9% and 72.0%, respectively, of its total net revenues. Less than 5% of the Company’s net revenues during 2011, 2010 and 2009 were generated outside the U.S.

6. STRATEGIC COLLABORATIONS

Joint Development Agreement with Lupin

On July 21, 2011, the Company entered into a Joint Development Agreement (the “Joint Development Agreement”) with Lupin Limited, on behalf of itself and its affiliates (hereinafter collectively referred to in this paragraph as “Lupin”), whereby the Company and Lupin will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the Joint Development Agreement, subject to the terms and conditions contained therein, the Company made an up-front $20.0 million payment to Lupin and will make additional payments to Lupin of up to $38.0 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the agreement. In addition, the Company will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Joint Development Agreement. The $20.0 million up-front payment was recognized as research and development expense during the year ended December 31, 2011.

Collaboration with a privately-held U.S. biotechnology company

On September 10, 2010, the Company and a privately-held U.S. biotechnology company entered into a sublicense and development agreement to develop an agent for specific dermatological conditions in the Americas and Europe and a purchase option to acquire the privately-held U.S. biotechnology company.

Under the terms of the agreements, the Company paid the privately-held U.S. biotechnology company $5.0 million in connection with the execution of the agreements, and will pay additional potential milestone payments totaling approximately $100.5 million upon successful completion of certain clinical, regulatory and commercial milestones.

During the three months ended December 31, 2010 and June 30, 2011, development milestones were achieved, and the Company made a $10.0 million and a $5.5 million payment, respectively, pursuant to the agreements. The initial $5.0 million payment and the $10.0 million milestone payment were recognized as research and development expense during the year ended December 31, 2010, and the $5.5 million milestone payment was recognized as research and development expense during the year ended December 31, 2011.

Research and Development Agreement with Anacor

On February 9, 2011, the Company entered into a research and development agreement with Anacor Pharmaceuticals, Inc. (“Anacor”) for the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne. Under the terms of the agreement, the Company paid Anacor $7.0 million in connection with the execution of the agreement, and will pay up to $153.0 million upon the achievement of certain research, development, regulatory and commercial milestones, as well as royalties on sales by the Company. Anacor will be responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, while the Company will have an option to obtain an exclusive license for products covered by the agreement. The initial $7.0 million payment was recognized as research and development expense during the year ended December 31, 2011.

Glenmark

On November 14, 2009, the Company entered into an Asset Purchase and Development Agreement with Glenmark Generics Ltd. and Glenmark Generics Inc., USA (collectively, “Glenmark”) (the “Glenmark Asset Purchase Agreement”). In connection with the Glenmark Asset Purchase Agreement, the Company purchased from Glenmark the North American rights of a dermatology product currently under development, including the underlying technology and regulatory filings. In accordance with terms of the agreement, the Company made a $5.0 million payment to Glenmark upon closing of the transaction. The agreement also provided that the Company would make additional payments to Glenmark of up to $7.0 million upon the achievement of certain development and regulatory milestones, as well as certain royalty payments on sales of the product. The initial $5.0 million payment was recognized as a charge to research and development expense during the year ended December 31, 2009. On October 4, 2010, the Company gave notice to Glenmark that it had determined to stop development of the product in accordance with the terms of the agreement, and on January 6, 2011, the Company gave notice to Glenmark that the parties’ obligations under the agreement have been fulfilled and that the agreement has expired.

Revance

On July 28, 2009, the Company and Revance Therapeutics, Inc. (“Revance”) entered into a license agreement granting Medicis worldwide aesthetic and dermatological rights to Revance’s novel, investigational, injectable botulinum toxin type A product, referred to as “RT002,” currently in pre-clinical studies. The objective of the RT002 program is the development of a next-generation neurotoxin with favorable duration of effect and safety profiles.

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

Hyperion

On August 28, 2007, the Company, through its wholly-owned subsidiary, Ucyclyd Pharma, Inc. (“Ucyclyd”), announced a strategic collaboration with Hyperion Therapeutics, Inc. (“Hyperion”) whereby Hyperion became responsible for the ongoing research and development of a compound referred to as GT4P (now known as HP-100) for the treatment of Urea Cycle Disorder, Hepatic Encephalopathies and other indications, and additional indications for AMMONUL®. Under the terms of the Collaboration Agreement between Ucyclyd and Hyperion, dated as of August 23, 2007 (as amended, the “Collaboration Agreement”), Hyperion made an initial non-refundable payment of $10.0 million to Ucyclyd for the rights and licenses granted to Hyperion in the Collaboration Agreement. This $10.0 million payment was recorded as deferred revenue and was recognized on a ratable basis over a period of four years. In addition, if certain specified conditions are satisfied relating to the development of GT4P, then Hyperion will have certain purchase rights with respect to GT4P as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that will be granted to Hyperion upon exercise of the purchase rights. Under the terms of the Collaboration Agreement, Hyperion is required to fund all research and costs for the development of GT4P.

Until June 6, 2008, Hyperion undertook certain sales and marketing efforts for Ucyclyd’s existing on-market products. Hyperion received a commission from Ucyclyd equal to a certain percentage of any increase in unit sales during the period Hyperion was performing these sales and marketing efforts. Ucyclyd continues to record product sales for the existing on-market Ucyclyd products until such time as Hyperion exercises its purchase rights.

Ucyclyd and Hyperion entered into an amendment (the “Amendment”), effective as of November 24, 2008, to the Collaboration Agreement. Among other actions, the Amendment terminated all rights, including research and development rights, granted to Hyperion under the Collaboration Agreement related to additional indications for AMMONUL®, including for the treatment of hepatic encephalopathy (“Ammonul HE”). Under the terms of the Amendment, Hyperion retains buyout rights to Ammonul HE in the event Hyperion exercises its buyout rights for GT4P and BUPHENYL®. Hyperion and Ucyclyd also agreed that Hyperion’s rights to promote AMMONUL® and BUPHENYL® for the treatment of urea cycle disorder were terminated, effective June 6, 2008.

On June 29, 2009, Ucyclyd and Hyperion entered into a second amendment (the “Second Amendment”) to the Collaboration Agreement. In connection with Hyperion obtaining additional venture financing, Ucyclyd agreed in the Second Amendment to restructure the royalty and milestone payments in exchange for Hyperion having agreed to issue five percent of its fully-diluted common stock to Ucyclyd. In addition, pursuant to the Second Amendment, Ucyclyd agreed to provide seller financing in the event that Hyperion exercises its buyout rights with respect to GT4P, AMMONUL® and BUPHENYL®.

The common stock of Hyperion that was received by Ucyclyd in consideration for the restructuring of the royalty and milestone payments was valued at $2.4 million, which was derived utilizing the per share price of preferred shares issued by Hyperion at the same time as the common shares that were issued to Ucyclyd. The

$2.4 million value of the Hyperion common shares is included in other assets in the Company’s consolidated balance sheets at December 31, 2011 and 2010. Corresponding deferred revenue was recognized as contract revenue ratably over a 30-month period ending December 31, 2011, which corresponds to the period over which the Company recorded contract revenue on the original license for GT4P.

On October 12, 2009, Ucyclyd and Hyperion entered into a third amendment to the existing Collaboration Agreement (“Third Amendment”). Under the terms of the Third Amendment, Ucyclyd agreed to disclose to Hyperion certain know-how for the manufacture of GT4P.

Ucyclyd and Hyperion are currently engaged in negotiations to resolve a dispute between them with respect to their rights under the Collaboration Agreement, as more fully described in Note 12, “Commitments and Contingencies — Legal Matters.”

The Company recognized approximately $3.0 million, $3.2 million and $2.8 million of contract revenue during 2011, 2010 and 2009, respectively, related to this transaction.

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

•

if and when an NDA for a novel proprietary product is submitted to the FDA, the Company and Perrigo shall enter into a commercial supply agreement pursuant to which, among other terms, for a period of three years following approval of the NDA, Perrigo would exclusively supply to the Company all of the Company’s novel proprietary product requirements in the U.S.;

•

the Company made an up-front $3.0 million payment to Perrigo and will make additional payments to Perrigo of up to $5.0 million upon the achievement of certain development, regulatory and commercialization milestones; and

•	the Company will pay to Perrigo royalty payments on sales of the novel proprietary product.

During the year ended December 31, 2009, a development milestone was achieved, and the Company made a $2.0 million payment to Perrigo pursuant to the Perrigo Joint Development Agreement. The $3.0 million up-front payment and the $2.0 million development milestone payment were recognized as research and development expense during the year ended December 31, 2009. During the year ended December 31, 2011, the Company determined that the product under development did not satisfy the Company’s criteria for continuing development. The development project was terminated, and the Company paid Perrigo $1.0 million as part of the termination, which was recognized as research and development expense during the year ended December 31, 2011.

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

7. SALE OF MEDICIS PEDIATRICS

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

8. INVESTMENT IN REVANCE

On December 11, 2007, the Company announced a strategic collaboration with Revance, a privately-held, venture-backed development-stage entity, whereby the Company made an equity investment in Revance and purchased an option to acquire Revance or to license exclusively in North America Revance’s novel topical botulinum toxin type A product currently under clinical development. The consideration to be paid to Revance upon the Company’s exercise of the option will be at an amount that will approximate the then fair value of Revance or the license of the product under development, as determined by an independent appraisal. The Company’s option is exercisable after Revance completes an End of Phase 2 meeting as determined by the FDA. In consideration for the Company’s $20.0 million payment, the Company received preferred stock representing approximately 13.7 percent ownership in Revance, or approximately 11.7 percent on a fully diluted basis, and the option to acquire Revance or to license the product under development. The $20.0 million was used by Revance primarily for the development of the product. Approximately $12.0 million of the $20.0 million payment represented the fair value of the investment in Revance at the time of the investment and was included in other long-term assets in the Company’s consolidated balance sheets as of December 31, 2007. The remaining $8.0 million, which is non-refundable and was expected to be utilized in the development of the new product, represented the residual value of the option to acquire Revance or to license the product under development and was recognized as research and development expense during the year ended December 31, 2007.

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

The Company estimated the impairment and/or the net realizable value of the investment based on a hypothetical liquidation at book value approach as of the reporting date, unless a quantitative valuation metric was available for these purposes (such as the completion of an equity financing by Revance). During 2009 and 2008, the Company reduced the carrying value of its investment in Revance by approximately $2.9 million and $9.1 million, respectively, as a result of a reduction in the estimated net realizable value of the investment using the hypothetical liquidation at book value approach. Such amounts were recognized in other expense (income). As of December 31, 2011, the Company’s investment in Revance related to this transaction was $0.

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

9. SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. Except for impairments related to the illiquidity of the Company’s auction rate floating securities, other-than-temporary impairments are charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At December 31, 2011, the Company has recorded the estimated fair value in available-for-sale securities for short-term and long-term investments of approximately $245.5 million and $40.3 million, respectively.

Available-for-sale securities consist of the following at December 31, 2011 and 2010 (amounts in thousands):

	DECEMBER 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment Losses	Fair Value
Corporate notes and bonds	$138,554	$161	$(549)	$—	$138,166
Federal agency notes and bonds	125,092	221	(24)	—	125,289
Auction rate floating securities	17,400	—	(4,607)	—	12,793
Asset-backed securities	9,527	—	(8)	—	9,519

Total securities	$290,573	$382	$(5,188)	$—	$285,767

	DECEMBER 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than Temporary Impairment Losses	Fair Value
Corporate notes and bonds	$145,758	$454	$(48)	$—	$146,164
Federal agency notes and bonds	328,262	953	(88)	—	329,127
Auction rate floating securities	28,575	—	(7,095)	—	21,480
Asset-backed securities	9,896	6	(1)	—	9,901

Total securities	$512,491	$1,413	$(7,232)	$—	$506,672

During 2011, 2010 and 2009, gross realized gains on sales of available-for-sale securities totaled $0.5 million, $0 and $1.6 million, respectively, and gross realized losses totaled $0.6 million, $0.7 million and $0, respectively. Gross realized gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during 2011, 2010 and 2009, on available-for-sale securities included in stockholders’ equity totaled $0.6 million, $1.2 million and $5.9 million, respectively. Of the 2009 amount, $3.1 million was reclassified from retained earnings to other comprehensive income in accordance with FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now part of ASC 320, Investments — Debt and Equity Securities), which was released by the FASB on April 9, 2009. The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2011, by maturity, are shown below (amounts in thousands):

	DECEMBER 31, 2011
	Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$98,334	$98,374
Due after one year through five years	174,839	174,600
Due after 10 years	17,400	12,793

	$290,573	$285,767

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At December 31, 2011, approximately $40.3 million in estimated fair value expected to mature greater than one year has been classified as long-term investments because these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be at maturity.

As of December 31, 2011, the Company’s investments included auction rate floating securities with a fair value of $12.8 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets from 2008 through 2011 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.

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

The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 (amounts in thousands):

	Less Than 12 Months		Greater Than 12 Months

	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate notes and bonds	$80,470	$549	$—	$—
Federal agency notes and bonds	44,344	24	—	—
Auction rate floating securities	—	—	12,793	4,607
Asset-backed securities	9,519	8	—	—

Total securities	$134,333	$581	$12,793	$4,607

As of December 31, 2011, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.

10. FAIR VALUE MEASUREMENTS

As of December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities.

The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (see Note 9). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of December 31, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at December 31, 2011 and 2010, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
	Dec. 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate notes and bonds	$138,166	$—	$138,166	$—
Federal agency notes and bonds	125,289	—	125,289	—
Auction rate floating securities	12,793	—	—	12,793
Asset-backed securities	9,519	—	9,519	—

Total assets measured at fair value	$285,767	$—	$272,974	$12,793

		Fair Value Measurement at Reporting Date Using
	Dec. 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate notes and bonds	$146,164	$—	$146,164	$—
Federal agency notes and bonds	329,127	—	329,127	—
Auction rate floating securities	21,480	—	—	21,480
Asset-backed securities	9,901	—	9,901	—

Total assets measured at fair value	$506,672	$—	$485,192	$21,480

As a result of further analysis of the characteristics of our financial instruments in 2011, the Company determined that financial instruments totaling $485.2 million previously reported as Level 1 at December 31, 2010, should be classified as Level 2 financial instruments. Accordingly, such amounts have been reclassified for purposes of presentation within notes in these financial statements. These changes in the disclosed classification had no effect on the reported fair values of these investments.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Floating Securities
Balance at December 31, 2009	$26,821
Transfers to (from) Level 3	—
Total gains (losses) included in other (income) expense, net	—
Total gains included in other comprehensive income	1,084
Purchases	—
Settlements	(6,425)

Balance at December 31, 2010	21,480
Transfers to (from) Level 3	—
Total gains (losses) included in other (income) expense, net	—
Total gains included in other comprehensive income	2,488
Purchases	—
Settlements	(11,175)

Balance at December 31, 2011	$12,793

11. CONTINGENT CONVERTIBLE SENIOR NOTES

In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at December 31, 2011. The Old Notes will mature on June 4, 2032.

The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2012 and June 4, 2017, or upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017. As of December 31, 2011, $169.1 million of the Old Notes and $62.5 million of deferred tax liabilities were classified as current liabilities in the Company’s consolidated balance sheets. The $62.5 million of deferred tax liabilities were included within current deferred tax assets, net. If all of the Old Notes are put back to the Company on June 4, 2012, the Company would be required to pay $169.1 million in outstanding principal, plus accrued interest. The Company would also be required to pay the accumulated deferred tax liability related to the Old Notes.

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

The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at December 31, 2011. The New Notes mature on June 4, 2033.

As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.

Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained, and are still outstanding as of December 31, 2011.

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

The remaining New Notes, which are unsecured, do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants. The New Notes required an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases, through June 11, 2008, above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold was not reached and no adjustment to the conversion price has been made.

During the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. During the quarters ended September 30, 2011 and December 31, 2011, no holders of Old Notes converted their Old Notes into shares of the Company’s Class A common stock. The holders of Old Notes have this conversion right only until March 31, 2012. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended December 31, 2011, the New Notes did not meet the criteria for the right of conversion.

12. COMMITMENTS AND CONTINGENCIES

Occupancy Arrangements

During July 2006, the Company executed a lease agreement for new headquarter office space to accommodate its expected long-term growth. The first phase is for approximately 150,000 square feet with the right to expand. The Company occupied the new headquarter office space in Scottsdale, Arizona, during the second quarter of 2008. The Company obtained possession of the leased premises and, therefore, began accruing rent expense during the first quarter of 2008. The term of the lease is twelve years. The average annual expense under the amended lease agreement is approximately $3.9 million. During the first quarter of 2008, the Company received approximately $6.7 million in tenant improvement incentives from the landlord. This amount has been capitalized into leasehold improvements and is being depreciated on a straight-line basis over the lesser of the useful life or the term of the lease. The tenant improvement incentives are also included in other long-term liabilities as deferred rent, and are being recognized as a reduction of rent expense on a straight-line basis over the term of the lease.

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

Medicis Aesthetics Canada Ltd., a wholly owned subsidiary of the Company, presently leases approximately 3,600 square feet of office space in Toronto, Ontario, Canada, under a lease agreement, as extended, that expires in May 2012.

Rent expense from continuing operations was approximately $3.0 million, $3.0 million and $3.3 million for 2011, 2010 and 2009, respectively.

At December 31, 2011, approximate future lease payments under the Company’s operating leases are as follows (amounts in thousands):

YEAR ENDING DECEMBER 31,
2012	$4,453
2013	4,621
2014	4,795
2015	4,677
2016	4,621
Thereafter	16,204

$39,371

Research and Development and Consulting Contracts

The Company has various consulting agreements with certain scientists in exchange for the assignment of certain rights and consulting services. At December 31, 2011, the Company had approximately $867,300 of commitments (solely attributable to the Chairman of the Central Research Committee of the Company) payable over the remaining five years under an agreement that is cancelable by either party under certain conditions.

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

From time to time the Company may conclude it is in the best interests of its stockholders, employees and customers to settle one or more litigation matters, and any such settlement could include substantial payments; however, other than as noted below, the Company has not reached this conclusion with respect to any particular matter at this time. There are a variety of factors that influence the Company’s decisions to settle and the amount the Company may choose to pay, including the strength of its case, developments in the litigation, the behavior of other interested parties, the demand on management time and the possible distraction of the Company’s employees associated with the case and/or the possibility that the Company may be subject to an injunction or other equitable remedy. It is difficult to predict whether a settlement is possible, the amount of an appropriate settlement or when is the opportune time to settle a matter in light of the numerous factors that go into the settlement decision. Unless otherwise specified below, any settlement payment made pursuant to any of the completed settlement agreements described below is immaterial to the Company for financial reporting purposes.

Impax SOLODYN® Litigation and Settlement

On November 26, 2008, the Company and Impax Laboratories, Inc. (“Impax”) entered into a Settlement and License Agreement (the “First Impax Settlement Agreement”) that terminated all legal disputes between them relating to SOLODYN®. Under the terms of the First Impax Settlement Agreement, Impax would have a license to market its generic versions of SOLODYN® in 45mg, 90mg and 135mg strengths under the SOLODYN® intellectual property rights belonging to the Company upon the occurrence of certain events and no later than November 2011. On June 23, 2009, the Company and Impax entered into a second Settlement Agreement (the “Second Impax Settlement Agreement”) and an Amendment No. 2 to the First Impax Settlement Agreement. Pursuant to the Second Impax Settlement Agreement, both Impax and the Company released, acquitted, covenanted not to sue and forever discharged one another and their affiliates from any and all liabilities relating to the litigation that Impax commenced after the First Impax Settlement Agreement. On July 27, 2010, Impax filed an action in the Superior Court of the State of Arizona in and for the County of Maricopa seeking a declaration that certain rights of Impax under the First and Second Impax Settlement Agreements have been triggered. Impax filed an amended complaint and the Company filed counterclaims against Impax. On January 21, 2011, the Company and Impax entered into a Settlement Agreement (the “Third Impax Settlement Agreement”) which terminated the disputes between the Company and Impax relating to the First and Second Impax Settlement Agreements. The Third Impax Settlement Agreement also amended certain provisions of the Joint Development Agreement between the Company and Impax. The parties filed a stipulation to dismiss with prejudice all claims in the amended complaint and the counterclaims. On February 4, 2011, the Court granted the order dismissing the action in its entirety with prejudice.

Genzyme RESTYLANE®/PERLANE® Litigation and Settlement

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

On June 6, 2011, the Company, certain of its current officers who are named in the complaint, and the Company’s outside auditors entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending action. On September 21, 2011, the parties filed with the Court a motion for preliminary approval of a Settlement Stipulation (the “Class Action Stipulation”) setting forth the terms of the settlement. The Court granted the motion for preliminary approval on November 2, 2011, ordered that notice be given to class participants and set a hearing for final approval for February 23, 2012. At the hearing on February 23, 2012, the Court stated that it was granting final approval of the Class Action Stipulation. The Company is awaiting entry of a written order by the Court to that effect and judgment dismissing the action with prejudice. Under the terms of the Class Action Stipulation, the Company’s portion of the settlement will be paid entirely by insurance. The Company’s outside auditors will contribute to the settlement. The Company itself is not required to make any payments to fund the settlement, and the Class Action Stipulation contains no admission of liability by the Company or the named individuals in the action, the allegations of which are expressly denied therein.

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

On June 6, 2011, the Company and certain of its current officers and directors who are named in the complaints entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending actions. On October 7, 2011, the parties filed with the Court a motion for preliminary approval of a settlement stipulation (the “Derivative Lawsuits Stipulation”) setting forth the terms of the settlement. The Court granted the motion for preliminary approval on November 3, 2011, ordered that notice be given to stockholders and set a hearing for final approval for December 14, 2011. On December 14, 2011, the Court granted final approval of the Derivative Lawsuits Stipulation. The only financial component under the Derivative Lawsuits Stipulation involves payment of plaintiffs’ attorneys’ fees, which will be paid entirely by insurance. The Company itself is not required to make any payments to fund the settlement. The settlement also reflects certain control and other enhancements taken by the Company in connection with and subsequent to the restatement of its consolidated financial statements in 2008. The Derivative Lawsuits Stipulation contains no admission of liability by the Company or the named individuals in the lawsuits, the allegations of which are expressly denied therein.

Hyperion Arbitration

On June 23, 2011, Hyperion Therapeutics, Inc. (“Hyperion”) filed a demand for arbitration before the American Arbitration Association for a determination of the rights and obligations of Hyperion and Ucyclyd Pharma, Inc., a subsidiary of the Company (“Ucyclyd”), under a collaboration agreement between the parties, dated August 23, 2007, (as amended, the “Collaboration Agreement”). Pursuant to the terms of the Collaboration Agreement, Hyperion is responsible for the ongoing research and development of a compound referred to as HPN-100 (formerly known as GT4P) for the treatment of urea cycle disorder, hepatic encephalopathies and other indications. In addition, if certain specified conditions are satisfied relating to the development of HPN-100, then Hyperion will have certain purchase rights under the Collaboration Agreement with respect to HPN-100, as well as Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL®, and will be required to pay Ucyclyd royalties and regulatory and sales milestone payments in connection with certain licenses that will be granted to Hyperion upon exercise of the purchase rights. In its demand for arbitration, Hyperion requested a judgment regarding the rights of the parties in connection with the development activities relating to HPN-100, including relating to the submission of a NDA to the FDA for HPN-100 for the treatment of urea cycle disorder. Ucyclyd responded to the demand for arbitration on July 28, 2011. In its response, Ucyclyd denied the allegations of Hyperion and requested the arbitration panel deny Hyperion’s requested declaratory relief. Additionally, Ucyclyd brought counterclaims against Hyperion and sought a declaration of rights in Ucyclyd’s favor and an award of damages. On August 16, 2011, Hyperion responded to Ucyclyd’s counterclaims and asserted new claims for relief. On September 15, 2011, Ucyclyd responded to Hyperion’s supplemental claims. The parties are currently engaged in negotiations to resolve the dispute between them.

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

13. INCOME TAXES

The provision (benefit) for income taxes consists of the following (amounts in thousands):

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Current
Federal	$68,204	$81,960	$72,554
State	8,911	(299)	4,882
Foreign	7,903	5,659	2,704

	85,018	87,320	80,140

Deferred
Federal	(9,033)	10,455	(8,509)
State	(362)	1,444	(479)
Foreign	578	(578)	—

	(8,817)	11,321	(8,988)

Total	$76,201	$98,641	$71,152

During 2011, 2010 and 2009, “Additional paid-in-capital” within stockholders’ equity was increased/(decreased) by $2.2 million, $(0.8) million and $(0.9) million, respectively, as a result of tax windfalls/(shortfalls) related to the vesting of restricted stock and exercise of employee stock options.

The reconciliations of the U.S. federal statutory rate to the combined effective tax rate used to determine income tax expense (benefit) are as follows:

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	0.5	0.5	0.9
Share-based payments	0.6	0.5	0.6
Foreign taxes	2.2	1.5	1.0
Tax contingencies reserve	2.8	(0.4)	—
Taxable gain in excess of book gain on sale of subsidiary	—	—	4.8
Other non-deductible items	0.3	0.3	0.5
Credits and other	(0.9)	(0.2)	(0.5)
Valuation allowance	1.1	2.4	0.6

	41.6%	39.6%	42.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	DECEMBER 31,
	2011		2010
	Current	Long-term	Current	Long-term
Deferred tax assets:
Net operating loss carryforwards	$—	$—	$—	$—
Reserves and liabilities	84,628	14,194	70,919	1,683
Investments	—	15,579	—	13,964
Contingent payments on sale of LipoSonix to Solta	—	10,494	—	—
Unrealized losses on securities	(81)	1,807	(458)	2,547
Excess of tax basis over net book value of intangible assets	—	78,601	—	72,560
Share-based payment awards	—	14,567	—	16,545
Credits and other	1,380	—	—	469
Capital loss carryover	—	1,590	—	—

	85,927	136,832	70,461	107,768
Deferred tax liabilities:
Unrealized gains on securities	—	—	—	—
Bond interest	(62,544)	—	—	(53,324)
Depreciation on property and equipment	—	(5,297)	—	(3,941)

	(62,544)	(5,297)	—	(57,265)
Valuation allowance	(10,663)	(16,980)	(5,379)	(8,226)

Net deferred tax assets	$12,720	$114,555	$65,082	$42,277

On June 10, 2009, the Company sold all of the outstanding capital stock of Medicis Pediatrics (see Note 7). The transaction generated a $24.8 million net gain for income tax purposes and, accordingly, a $9.0 million income tax provision was established as part of the transaction.

On November 1, 2011, the Company closed its sale of all issued and outstanding shares of common stock of LipoSonix to Solta. The transaction resulted in a $30.5 million capital loss for income tax purposes, of which $26.2 million can be carried back and used to offset capital gains generated in prior tax years. Accordingly, an income tax benefit of $9.4 million was recognized and is included in the gain from discontinued operations for the year ended December 31, 2011. A deferred tax asset was recorded on the portion of the capital loss ($4.3 million) that could not be carried back to prior years. As a capital loss can only be utilized to offset capital gains, the Company has recorded a valuation allowance of $1.5 million against the deferred tax asset in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

The sales price used to calculate the above capital loss consisted of $15.5 million of cash received at closing, $20.0 million of cash received on November 18, 2011 and $29.3 million of value from future additional contingent cash and milestone payments (see Note 3 for additional discussion). A deferred tax asset was recorded on the $29.3 million as it was not recognized as additional selling price for financial reporting purposes. The Company has recorded a valuation allowance of $10.5 million against this deferred tax asset in order to reduce the carrying value of this deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

At December 31, 2011 and 2010, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The

Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At December 31, 2011 and 2010, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

At December 31, 2011, the Company has an unrealized tax loss of $21.9 million related to the Company’s option to acquire a privately-held U.S. biotechnology company. If the Company fails to exercise its option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. At December 31, 2011, the Company has recorded a valuation allowance of $7.9 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

The Company recorded a deferred tax asset of approximately $1.7 million, $2.1 million and $2.9 million related to unrealized losses on available-for-sale securities in 2011, 2010 and 2009, respectively. All amounts have been presented as a component of other comprehensive income in stockholders’ equity.

During 2011, 2010 and 2009, the Company made net tax payments of $59.9 million, $81.1 million and $44.6 million, respectively.

The Company operates in multiple tax jurisdictions and is periodically subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have either been audited or settled through statute expiration through 2007. The state of California conducted an examination of the Company’s tax returns for the periods ending June 30, 2005, December 31, 2005, December 31, 2006 and December 31, 2007. During the three months ended March 31, 2011, the Company reached a settlement for all periods with the state of California and paid approximately $0.5 million. In addition, the state of California is currently conducting an examination of the Company’s tax returns for the periods ending December 31, 2008 and December 31, 2009.

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

A reconciliation of the 2011, 2010 and 2009 beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2011	2010	2009
Balance at beginning of period	$1,357	$2,599	$2,512
Additions based on tax positions related to the current year	7,786	87	118
Additions for tax positions of prior years	—	—	1,352
Reductions for tax positions of prior years	(149)	(200)	—
Settlements	(381)	(296)	—
Reductions due to lapse in statute of limitations	—	(833)	(1,383)

Balance at end of period	$8,613	$1,357	$2,599

The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the effective tax rate in a future period is $5.6 million, $0.9 million and $1.7 million as of December 31, 2011, 2010 and 2009, respectively. The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.3 million in the next twelve months due to audit settlements.

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company did not recognize a material amount in interest and penalties. The Company had approximately $0.3 million and $0.5 million, respectively, for the payment of interest and penalties accrued (net of tax benefit) at December 31, 2011 and 2010.

14. DIVIDENDS DECLARED ON COMMON STOCK

During 2011, 2010 and 2009, the Company paid quarterly cash dividends aggregating $18.6 million, $13.2 million and $9.4 million, respectively, on its common stock. In addition, on December 14, 2011, the Company announced that its Board of Directors had declared a cash dividend of $0.08 per issued and outstanding share of the Company’s Class A common stock, which was paid on January 31, 2012, to stockholders of record at the close of business on January 3, 2012. The $4.7 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2011. The Company has not adopted a dividend policy.

15. STOCK REPURCHASE

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

In August 2011, the Company entered into structured share repurchase arrangements and purchased from a financial institution over the counter “in-the-money” capped call options for an aggregate premium of $50.0 million. The capped call options had various scheduled expiration dates within the month of November 2011. The arrangements provided that an option would be automatically exercised if the market price of the Company’s Class A common stock on the relevant expiration date was greater than the applicable lower strike price (i.e., the options went “in-the-money”). If the market price of the Company’s Class A common stock on the relevant expiration date was below the applicable lower strike price, the relevant option expired with no value. If the market price of the Company’s Class A common stock on the relevant expiration date was between the applicable lower and upper strike prices, the value per option to the Company would be the then-current market price less that lower strike price and the relevant options would be physically settled. If the market price of the Company’s Class A common stock was above the applicable upper strike price, the value per option to the Company would be the difference between the applicable upper strike price and lower strike price and the default settlement method for the relevant options would be cash settlement, although the Company could elect physical settlement subject to certain conditions. Under these arrangements, any prepayments made or cash payments received at settlement were recorded as a component of additional paid-in capital in the Company’s consolidated balance sheets. Based on the closing price of the Company’s Class A common stock on the relevant expiration dates in November 2011, all $50.0 million was used to repurchase 1,436,500 shares of the Company’s Class A common stock.

In accordance with its Stock Repurchase Plan, the Company also purchased 3,001,733 shares of its Class A common stock in the open market at a weighted average cost of $33.34 per share during the period from the inception of the plan through December 31, 2011.

Total shares repurchased from the inception of the plan through December 31, 2011 in the open market and through the structured share repurchase arrangements was 4,438,233 shares at a weighted average cost of $33.82 per share.

After giving effect to the purchases during the period from the inception of the plan through December 31, 2011, the remaining authorized amount under the plan is approximately $49.9 million.

16. STOCK OPTION PLANS AND SHARE-BASED COMPENSATION

As of December 31, 2011, the Company has seven active Stock Option Plans (the 2006, 2004, 2002, 1998, 1996, 1995 and 1992 Plans or, collectively, the “Plans”). Of these seven Plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards. As of December 31, 2011, 4,101,505 options were outstanding under these Plans. Except for the 2002 Stock Option Plan, which only includes non-qualified incentive options, the Plans allow the Company to designate options as qualified incentive or non-qualified on an as-needed basis. Stock option awards granted from these plans are granted at the fair market value on the date of grant. Qualified and non-qualified stock options vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the Plans). When options are exercised, new shares of the Company’s Class A common stock are issued. Options outstanding at December 31, 2011 vary in price from $11.28 to $39.04, with a weighted average exercise price of $31.31 as is set forth in the following chart:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$11.28 — $18.33	529,712	1.7	$17.38	494,745	1.3	$17.81
$19.60 — $25.85	330,104	4.0	$22.54	293,462	3.5	$22.60
$27.46 — $27.46	4,000	1.3	$27.46	4,000	1.3	$27.46
$28.75 — $28.87	11,310	1.4	$28.76	11,310	1.4	$28.76
$29.20 — $29.20	794,348	1.6	$29.20	794,348	1.6	$29.20
$29.30 — $32.56	686,314	2.8	$31.59	654,275	2.6	$31.60
$32.81 — $36.06	142,963	2.4	$33.80	140,693	2.4	$33.80
$36.29 — $39.04	1,602,754	2.7	$38.44	1,554,860	2.6	$38.51

	4,101,505	2.4	$31.31	3,947,693	2.3	$31.51

The intrinsic value of options outstanding and exercisable, respectively, at December 31, 2011 was $16,377,974 and $15,139,449.

The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2011, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to December 31, 2011 was approximately $1.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.

A summary of stock options granted within the Plans and related information for 2011, 2010 and 2009 is as follows:

	Qualified	Non-Qualified	Total	Weighted Average Price
Balance at December 31, 2008	876,458	9,830,899	10,707,357	$27.98

Granted	—	182,017	182,017	$13.94
Exercised	(157,515)	(976,900)	(1,134,415)	$14.21
Terminated/expired	(51,884)	(449,228)	(501,112)	$30.70

Balance at December 31, 2009	667,059	8,586,788	9,253,847	$29.24

Granted	—	153,295	153,295	$23.33
Exercised	(90,259)	(640,115)	(730,374)	$22.35
Terminated/expired	(291,656)	(1,893,759)	(2,185,415)	$28.83

Balance at December 31, 2010	285,144	6,206,209	6,491,353	$30.01

Granted	—	79,933	79,933	$34.30
Exercised	(252,586)	(2,136,490)	(2,389,076)	$27.70
Terminated/expired	(6,505)	(74,200)	(80,705)	$36.82

Balance at December 31, 2011	26,053	4,075,452	4,101,505	$31.31

The intrinsic value of options exercised during 2011 was $20,540,228.

A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of December 31, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, net of expected forfeitures	3,840,103	$31.54	2.4	$14,513,223
Exercisable, net of expected forfeitures	3,726,976	$31.64	2.3	$13,802,367

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

YEAR ENDED
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2009
Expected dividend yield	0.77% to 0.88%	1.02% to 1.06%	0.34% to 1.01%
Expected stock price volatility	0.33	0.33	0.45 to 0.46
Risk-free interest rate	2.47% to 2.81%	2.82% to 3.04%	2.18% to 2.76%
Expected life of options	7.0 Years	7.0 Years	7.0 Years

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

The weighted average fair value of stock options granted during 2011, 2010 and 2009 was $12.25, $8.28 and $6.44, respectively.

Restricted Stock Awards

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. As of December 31, 2011, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to December 31, 2011, was approximately $31.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years.

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for 2011, 2010 and 2009 is as follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2008	1,204,851	$23.38

Granted	975,173	$11.28
Vested	(201,600)	$25.35
Forfeited	(62,955)	$20.08

Nonvested at December 31, 2009	1,915,469	$17.12

Granted	511,235	$22.69
Vested	(400,408)	$19.44
Forfeited	(231,851)	$19.07

Nonvested at December 31, 2010	1,794,445	$17.94

Granted	758,457	$31.48
Vested	(488,057)	$19.14
Forfeited	(145,383)	$22.91

Nonvested at December 31, 2011	1,919,462	$22.61

The total fair value of restricted shares vested during 2011, 2010 and 2009 was approximately $9.3 million, $7.8 million and $5.1 million, respectively.

Stock Appreciation Rights

During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SAR is expensed over the service period of the employee receiving the grant, and a liability is recognized in the Company’s consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting each reporting period based on the new fair value. As of December 31, 2011, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to December 31, 2011, based on the remeasurement at December 31, 2011, was approximately $23.2 million, and the related weighted average period over which it is expected to be recognized is approximately 2.7 years.

The fair value of each SAR was estimated on the date of the grant, and was remeasured at year-end, using the Black-Scholes option pricing model with the following assumptions:

	Remeasurement as of December 31, 2011	SARs Granted During the Year Ended December 31, 2011
Expected dividend yield	0.96%	0.87%
Expected stock price volatility	0.34	0.32
Risk-free interest rate	0.36% to 0.83%	3.12%
Expected life of SARs	3.2 to 5.1 years	7.0 years

	SARs Granted During the Year Ended December 31, 2010	SARs Granted During the Year Ended December 31, 2009
Expected dividend yield	0.86% to 1.06%	0.35% to 1.01%
Expected stock price volatility	0.32 to 0.33	0.38 to 0.46
Risk-free interest rate	1.91% to 3.07%	2.18% to 3.00%
Expected life of SARs	7.0 years	7.0 years

The weighted average fair value of SARs granted during 2011, 2010 and 2009, as of the respective grant dates, was $9.90, $8.20 and $5.36, respectively. The weighted average fair value of all SARs outstanding as of the remeasurement date of December 31, 2011 was $17.01.

A summary of SARs activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2008	—	$—

Granted	2,039,558	$11.39
Exercised	—	$—
Terminated/expired	(123,402)	$11.28

Balance at December 31, 2009	1,916,156	$11.40

Granted	1,487,988	$23.10
Exercised	(128,458)	$11.29
Terminated/expired	(245,544)	$13.34

Balance at December 31, 2010	3,030,142	$16.99

Granted	64,135	$27.56
Exercised	(282,661)	$15.53
Terminated/expired	(488,556)	$16.72

Balance at December 31, 2011	2,323,060	$17.52	4.7	$36,543,807

The intrinsic value of SARs exercised during the year ended December 31, 2011 was $5,761,881.

As of December 31, 2011, 88,687 SARs were exercisable, with a weighted average exercise price of $17.74, a weighted average remaining contractual term of 4.8 years and an aggregate intrinsic value of $1,375,870.

Total share-based compensation expense from continuing operations recognized during 2011, 2010 and 2009 was as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Stock options	$875	$1,405	$4,807
Restricted stock awards	11,889	7,871	8,163
Stock appreciation rights	10,702	6,997	5,027

Total share-based compensation expense	$23,466	$16,273	$17,997

17. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On June 24, 2011, the Company’s Compensation Committee adopted the Medicis Pharmaceutical Corporation Supplemental Executive Retirement Plan, as such plan may be amended from time to time (the “SERP”), a non-qualified, noncontributory, defined benefit pension plan that provides supplemental retirement income for a select group of officers, including the Company’s named executive officers. The SERP is effective as of June 1, 2011. Retirement benefits are calculated based on a percentage (which ranges from 1.25% — 10%) of a SERP participant’s average earnings (base salary plus cash bonus or incentive payments) during any three calendar years of service (regardless of whether the years are consecutive), beginning with the 2009 calendar year multiplied by the participant’s years of service up to a specified cap on service (which ranges between five and twenty years). But in no event will an executive officer’s retirement benefit exceed 50% of his or her average earnings, and for those participants who are not executive officers, their retirement benefits will not exceed 25% of average earnings. The SERP retirement benefit is intended to be paid to participants who reach the “normal retirement date,” which is age 65, or age 59 1/2 with twenty years of service, subject to certain exceptions.

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

Participants in the SERP received credit for prior service with the Company. The prior service accrued benefit of approximately $33.8 million was recorded during the three months ended June 30, 2011 as other comprehensive income within stockholders’ equity, and is amortized as compensation expense over the remaining service years of each participant. The Company also established a deferred tax asset of approximately $12.0 million, the benefit of which was also recorded in other comprehensive income. Amortization of prior service costs recognized as compensation expense during the year ended December 31, 2011, was approximately $2.8 million. Based on the status of the plan as of December 31, 2011, amortization of prior service costs during the year ended December 31, 2012 is expected to be approximately $4.8 million.

Compensation expense recognized during the year ended December 31, 2011 related to current service costs was approximately $0.5 million. Interest cost accrued related to prior and current service costs during the year ended December 31, 2011 was approximately $0.8 million. The total present value of accrued benefits for the SERP as of December 31, 2011 was approximately $35.0 million, which is included in other long-term liabilities in the Company’s consolidated balance sheets as of December 31, 2011. Based on the status of the plan as of December 31, 2011, benefit payments during the next five years are expected to be as follows (in thousands):

YEAR ENDING DECEMBER 31,
2012	$—
2013	—
2014	19
2015	229
2016	1,237

The Company maintains a rabbi trust to fund the SERP benefit. During the three months ended September 30, 2011, the Company purchased life insurance policy investments of approximately $9.8 million to fund the SERP. The life insurance policies cover the SERP participants. The Company intends to make similar annual purchases during each of the next four years. A net gain on the investments of approximately $0.1 million was recognized during the year ended December 31, 2011. The Company’s expected return on the plan assets is 4%. The total investment related to the SERP of $9.9 million is included in other assets in the Company’s consolidated balance sheets as of December 31, 2011, and is the cash surrender value of the life insurance policies, representing the fair value of the plan assets.

The investment strategy with respect to assets relating to the SERP is designed to achieve investment returns that will (a) provide for the benefit obligations of the plans over the long term; (b) limit the risk of short-term funding shortfalls; and (c) maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including but not limited to, volatility relative to the benefit obligations, diversification and concentration, and the risk and rewards profile indigenous to each asset class.

The major categories of plan assets, which are held in a life insurance wrapper, are fixed interest accounts and an S&P 500 Index account. The fixed interest accounts are credited with a fixed rate of return on a daily basis using a 365 day year. There is a guaranteed minimum fixed rate of 2.5% in the fixed interest accounts. The rate of return credited to the S&P 500 Index account is derived from the rate of return earned by the S&P 500 during a 1-year segment (segments begin on the 15th of each calendar month). The rate of return is subject to a cap, a participation rate and a floor rate which are determined by the insurance carrier and subject to change. The fixed interest accounts and the S&P 500 Index account are considered to be Level 2 investments and have fair values of $0.2 million and $9.7 million, respectively, as of December 31, 2011.

The concentration of risk within the plan assets is as follows:

•

Fixed interest accounts — These accounts are subject to the risk that the declared interest rate will change and to carrier solvency risk. The funds invested in the fixed interest accounts are general assets of the insurance company and are therefore subject to the remote risk that the carrier will go bankrupt and fixed account values will be lost.

•

S&P 500 Index Account — This account is subject to market investment risk in that its crediting rate is based on the S&P 500. However, the participation, cap and floor rates associated with this account limit the volatility and eliminate a risk of principal loss (a rate of return below 0%). Like the fixed interest accounts, the funds invested in the S&P 500 index account are general assets of the insurance company and are therefore subject to the remote risk that the carrier will go bankrupt and fixed account values will be lost.

The target strategy is to allocate 100% of the plan assets to the S&P 500 Index account. Based on 30 year historical returns of the S&P 500, with the then-current participation rate (100%), cap rate (10%) and floor rate

(0%) applied, the annual rate of return at the 90th percentile of probability was 6.17% (the index strategy achieved this rate or return or better 90% of the time over the 30 year time period). This rate of return, net of policy expenses provided an approximate average 4% net rate of return over the projected future years through each participant’s retirement (assuming a 20 year retirement benefit period).

Plan assets and liabilities will be re-projected on an annual basis at each plan anniversary. The investment strategy being used will be re-evaluated annually and, if changes to other investments (such as the fixed interest account or the various mutual fund accounts) are determined to be in the best interest of meeting the goal of matching assets to liabilities, funds will be transferred to the appropriate investment accounts.

18. NET INCOME PER COMMON SHARE

The following tables set forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	YEAR ENDED DECEMBER 31, 2011
	Continuing Operations	Discontinued Operations	Net Income
BASIC

Net income	$106,957	$19,583	$126,540

Less: income allocated to participating securities	3,276	462	3,907

Net income available to common stockholders	103,681	19,121	122,633

Weighted average number of common shares outstanding	60,183	60,183	60,183

Basic net income per common share	$1.72	$0.32	$2.04

DILUTED

Net income	$106,957	$19,583	$126,540

Less: income allocated to participating securities	3,276	462	3,907

Net income available to common stockholders	103,681	19,121	122,633

Less:
Undistributed earnings allocated to unvested stockholders	(2,970)	—	(3,600)

Add:
Undistributed earnings re-allocated to unvested stockholders	2,931	—	3,554

Add:
Tax-effected interest expense related to Old Notes	2,930	—	2,930
Tax-effected interest expense related to New Notes	2	—	2

Net income assuming dilution	$106,574	$19,121	$125,519

Weighted average number of common shares outstanding	60,183	60,183	60,183

Effect of dilutive securities:
Old Notes	5,823	—	5,823
New Notes	4	—	4
Stock options	813	—	813

Weighted average number of common shares assuming dilution	66,823	60,183	66,823

Diluted net income per common share	$1.59	$0.32	$1.88

	YEAR ENDED DECEMBER 31, 2010
	Continuing Operations	Discontinued Operations	Net Income
BASIC

Net income (loss)	$150,383	$(27,048)	$123,335

Less: income (loss) allocated to participating securities	4,663	—	3,807

Net income (loss) available to common stockholders	145,720	(27,048)	119,528

Weighted average number of common shares outstanding	58,430	58,430	58,430

Basic net income (loss) per common share	$2.49	$(0.46)	$2.05

DILUTED

Net income (loss)	$150,383	$(27,048)	$123,335

Less: income (loss) allocated to participating securities	4,663	—	3,807

Net income (loss) available to common stockholders	145,720	(27,048)	119,528

Less:
Undistributed earnings allocated to unvested stockholders	(4,306)	—	(3,450)

Add:
Undistributed earnings re-allocated to unvested stockholders	4,282	—	3,430

Add:
Tax-effected interest expense related to Old Notes	2,664	—	2,664
Tax-effected interest expense related to New Notes	2	—	2

Net income (loss) assuming dilution	$148,362	$(27,048)	$122,174

Weighted average number of common shares outstanding	58,430	58,430	58,430

Effect of dilutive securities:
Old Notes	5,823	—	5,823
New Notes	4	—	4
Stock options	344	—	344

Weighted average number of common shares assuming dilution	64,601	58,430	64,601

Diluted net income (loss) per common share	$2.30	$(0.46)	$1.89

	YEAR ENDED DECEMBER 31, 2009
	Continuing Operations	Discontinued Operations	Net Income
BASIC

Net income (loss)	$94,746	$(18,795)	$75,951

Less: income (loss) allocated to participating securities	2,956	—	2,363

Net income (loss) available to common stockholders	91,790	(18,795)	73,588

Weighted average number of common shares outstanding	57,252	57,252	57,252

Basic net income (loss) per common share	$1.60	$(0.33)	$1.29

DILUTED

Net income (loss)	$94,746	$(18,795)	$75,951

Less: income (loss) allocated to participating securities	2,956	—	2,363

Net income (loss) available to common stockholders	91,790	(18,795)	73,588

Less:
Undistributed earnings allocated to unvested stockholders	(2,692)	—	(2,099)

Add:
Undistributed earnings re-allocated to unvested stockholders	2,688	—	2,096

Add:
Tax-effected interest expense related to Old Notes	2,664	—	2,664
Tax-effected interest expense related to New Notes	2	—	2

Net income (loss) assuming dilution	$94,452	$(18,795)	$76,251

Weighted average number of common shares outstanding	57,252	57,252	57,252

Effect of dilutive securities:
Old Notes	5,823	—	5,823
New Notes	4	—	4
Stock options	93	—	93

Weighted average number of common shares assuming dilution	63,172	57,252	63,172

Diluted net income (loss) per common share	$1.50	$(0.33)	$1.21

Diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per share using the “if-converted” method is calculated by adjusting net income for tax-effected net interest on the Old Notes and New Notes, divided by the weighted average number of common shares outstanding assuming conversion.

Unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, are included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company (see Note 16) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security.

The diluted net income per common share computation for 2011, 2010 and 2009 excludes 2,552,489, 8,356,506 and 10,329,552 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive.

Diluted earnings per share and basic earnings per share from discontinued operations for 2011 are the same, as the effect of potentially dilutive securities would be anti-dilutive.

Due to the net loss from discontinued operations during 2010 and 2009, diluted earnings per share and basic earnings per share from discontinued operations are the same, as the effect of potentially dilutive securities would be anti-dilutive.

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

At December 31, 2011 and 2010, two customers comprised approximately 84.8% and 74.6%, respectively, of accounts receivable. The Company does not require collateral from its customers, but performs periodic credit evaluations of its customers’ financial condition. Management does not believe a significant credit risk exists at December 31, 2011.

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

20. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (the “Contribution Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees, except those who have not attained the age of 21, are eligible to participate in the Contribution Plan. Participants may contribute, through payroll deductions, up to 100% of their basic compensation, not to exceed Internal Revenue Code limitations. Although the Contribution Plan provides for profit sharing contributions by the Company, the Company had not made any such contributions since its inception until April 2002. The Company matches 50% of the first 6% of basic compensation contributed by the participants. During 2011, 2010 and 2009, the Company also made a discretionary contribution to the plan. During 2011, 2010 and 2009, the Company recognized expense from continuing operations related to matching and discretionary contributions under the Contribution Plan of $5.2 million, $4.0 million and $3.3 million, respectively.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below list the quarterly financial information for 2011 and 2010. All figures are in thousands, except per share amounts, and certain amounts do not total the annual amounts due to rounding.

	YEAR ENDED DECEMBER 31, 2011 (FOR THE QUARTERS ENDED)
	MARCH 31, 2011 (a)	JUNE 30, 2011 (b)	SEPTEMBER 30, 2011 (c)	DECEMBER 31, 2011 (d)
Net revenues	$164,913	$190,827	$184,668	$180,718
Gross profit (1)	150,582	172,590	167,499	163,567
Net income from continuing operations	26,685	34,512	22,950	22,811
Loss (gain) from discontinued operations, net of income tax benefit	7,325	5,729	3,498	(36,135)
Net income	19,360	28,783	19,452	58,946
Basic net income per common share — continuing operations	$0.44	$0.55	$0.36	$0.37
Basic net (loss) income per common share — discontinued operations	$(0.12)	$(0.09)	$(0.06)	$0.58
Basic net income per common share	$0.32	$0.46	$0.31	$0.95
Diluted net income per common share — continuing operations	$0.41	$0.51	$0.34	$0.34
Diluted net (loss) income per common share — discontinued operations	$(0.12)	$(0.09)	$(0.06)	$0.54
Diluted net income per common share	$0.30	$0.43	$0.29	$0.87

	YEAR ENDED DECEMBER 31, 2010 (FOR THE QUARTERS ENDED)
	MARCH 31, 2010 (e)	JUNE 30, 2010 (f)	SEPTEMBER 30, 2010 (g)	DECEMBER 31, 2010 (h)
Net revenues	$165,542	$173,596	$177,096	$179,698
Gross profit (1)	150,436	157,266	159,318	162,055
Net income from continuing operations	40,022	40,928	33,506	35,930
Loss from discontinued operations, net of income tax benefit	4,650	4,428	5,928	12,042
Net income	35,372	36,500	27,578	23,888
Basic net income per common share — continuing operations	$0.67	$0.68	$0.56	$0.59
Basic net loss per common share — discontinued operations	$(0.08)	$(0.08)	$(0.10)	$(0.21)
Basic net income per common share	$0.59	$0.61	$0.46	$0.39
Diluted net income per common share — continuing operations	$0.61	$0.62	$0.51	$0.55
Diluted net loss per common share — discontinued operations	$(0.08)	$(0.08)	$(0.10)	$(0.21)
Diluted net income per common share	$0.54	$0.56	$0.42	$0.37

(1)	Gross profit does not include amortization of the related intangibles.

Quarterly results were impacted by the following items:

(a)	Included in operating expenses is $7.0 million paid to Anacor related to a product development agreement and approximately $6.7 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)	Included in operating expenses is $5.5 million paid related to a product development agreement with a privately-held U.S. biotechnology company, $2.0 million paid to a Medicis partner related to a product development agreement and approximately $9.3 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Included in operating expenses is $20.0 million paid to Lupin related to a product development agreement, $2.5 million of legal settlements paid related to intellectual property disputes, $2.3 million related to the write-down of an intangible asset related to an authorized generic product for which the Company receives contract revenue and approximately $4.4 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(d)	Operating expenses included $14.0 million related to the write-down of an intangible asset related to a product not yet launched, $0.2 million related to the write-down of an intangible asset related to an authorized generic product for which the Company receives contract revenue and approximately $3.0 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(e)	Operating expenses included approximately $2.9 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(f)	Operating expenses included approximately $2.1 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(g)	Included in operating expenses is $5.0 million paid to a privately-held U.S. biotechnology company related to a product development agreement, $2.3 million related to the write-down of an intangible asset related to certain non-primary products and $7.9 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

(h)	Included in operating expenses is $10.0 million paid to a privately-held U.S. biotechnology company related to a product development agreement, $3.9 million paid to a Medicis partner related to a product development agreement and approximately $3.3 million of compensation expense related to stock options, restricted stock and stock appreciation rights.

22. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of its financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions	Balance at end of period
	(in thousands)
Year Ended December 31, 2011
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$3,981	$34,558	$—	$(32,352)	$6,187
Inventory:
Valuation Reserve	8,593	2,575	5,864	(7,706)	9,326

Year Ended December 31, 2010
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$2,848	$28,617	$—	$(27,484)	$3,981
Inventory:
Valuation Reserve	6,234	8,719	—	(6,360)	8,593

Year Ended December 31, 2009
Deducted from Asset Accounts:
Accounts Receivable:
Allowances	$1,719	$21,983	$—	$(20,854)	$2,848
Inventory:
Valuation Reserve	1,415	7,567	—	(2,748)	6,234

S-1