Form 10-Q
period 2012-03-31
MEDICIS PHARMACEUTICAL CORP
filed 2012-05-08
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2012
Class A Common Stock $.014 Par Value	59,493,016 (a)
(a) includes 2,023,742 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Part I.  Financial Information

Item 1.  Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012		December 31, 2011

Assets	(unaudited	)
Current assets:
Cash and cash equivalents	$96,298		$42,823
Short-term investments	245,984		245,497
Accounts receivable, net	199,506		193,009
Inventories, net	36,699		34,519
Deferred tax assets, net	13,781		12,720
Other current assets	24,803		22,586

Total current assets	617,071		551,154

Property and equipment, net	28,282		25,081
Intangible assets, net	486,848		502,492
Goodwill	202,703		202,627
Deferred tax assets, net	127,421		114,555
Long-term investments	20,243		40,270
Other assets	16,163		15,780

	$1,498,731		$1,451,959

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011

Liabilities	(unaudited)
Current liabilities:
Accounts payable	$94,438	$54,094
Current portion of contingent convertible senior notes	169,145	169,145
Reserve for sales returns	63,562	60,024
Accrued consumer rebates and loyalty programs	116,171	139,948
Managed care and Medicaid reserves	97,035	72,801
Income taxes payable	4,626	-
Other current liabilities	71,705	78,785

Total current liabilities	616,682	574,797

Long-term liabilities:
Contingent convertible senior notes	181	181
Other liabilities	48,202	44,998

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; issued and outstanding: none	-	-
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 75,371,125 and 74,740,324 at March 31, 2012 and December 31, 2011, respectively	1,030	1,028
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	-	-
Additional paid-in capital	804,906	796,979
Accumulated other comprehensive loss	(20,481)	(21,315)
Accumulated earnings	567,009	567,581
Less: Treasury stock, 17,933,925 and 17,745,039 shares at cost at March 31, 2012 and December 31, 2011, respectively	(518,798)	(512,290)

Total stockholders’ equity	833,666	831,983

	$1,498,731	$1,451,959

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net product revenues	$200,046	$163,896
Net contract revenues	1,697	1,017

Net revenues	201,743	164,913

Cost of product revenues (1)	20,933	14,331

Gross profit	180,810	150,582

Operating expenses:
Selling, general and administrative (2)	103,437	84,630
Research and development (3)	51,830	14,273
Depreciation and amortization	18,081	7,324

Operating income	7,462	44,355

Interest and investment income	(612)	(1,274)
Interest expense	1,058	1,058
Other income, net	(3,000)	-

Income from continuing operations before income tax expense	10,016	44,571

Income tax expense	4,667	17,886

Net income from continuing operations	5,349	26,685

Loss from discontinued operations, net of income tax benefit	-	7,325

Net income	$5,349	$19,360

Basic net income per share - continuing operations	$0.09	$0.44

Basic net loss per share - discontinued operations	$-	$(0.12)

Basic net income per share	$0.09	$0.32

Diluted net income per share - continuing operations	$0.09	$0.41

Diluted net loss per share - discontinued operations	$-	$(0.12)

Diluted net income per share	$0.09	$0.30

Cash dividend declared per common share	$0.10	$0.08

Common shares used in calculating:
Basic net income per share	57,109	59,124

Diluted net income per share	58,519	65,381

(1) amounts exclude amortization of intangible assets related to acquired products	$15,676	$5,452
(2) amounts include share-based compensation expense	$8,400	$6,284
(3) amounts include share-based compensation expense	$697	$405

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended

	March 31, 2012	March 31, 2011

Net income	$5,349	$19,360
Other comprehensive income, net of income taxes:
Amortization of prior service costs related to supplemental executive retirement plan	775	-
Establishment of prior service costs for new participants under supplemental executive retirement plan	(531)	-
Net unrealized gain on available-for-sale securities	403	52
Foreign currency translation adjustment	186	148

Total other comprehensive income, net of income taxes	833	200

Comprehensive income	$6,182	$19,560

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended

	March 31, 2012	March 31, 2011
Operating Activities:
Net income	$5,349	$19,360
Loss from discontinued operations, net of income tax benefit	-	7,325

Net income from continuing operations	5,349	26,685

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	18,081	7,324
Amortization of prior service costs, supplemental executive retirement plan	1,210	-
Gain on sale of product rights	(3,000)	-
(Gain) loss on sale of available-for-sale investments and supplemental executive retirement plan investments, net	(70)	7
Share-based compensation expense	9,097	6,689
Deferred income tax (benefit) expense	(14,290)	(5,124)
Tax benefit from exercise of stock options and vesting of restricted stock awards	1,329	658
Excess tax benefits from share-based payment arrangements	(3,967)	(618)
Increase in provision for sales discounts and chargebacks	355	(509)
Accretion of premium on investments	371	1,121
Changes in operating assets and liabilities:
Accounts receivable	(6,852)	31,547
Inventories	(2,180)	878
Other current assets	(2,208)	(2,882)
Accounts payable	37,243	4,330
Reserve for sales returns	3,538	13,110
Accrued consumer rebates and loyalty programs	(23,776)	20,026
Managed care and Medicaid reserves	24,234	(219)
Income taxes payable	4,626	10,460
Other current liabilities	(15,101)	(12,847)
Other liabilities	874	(124)

Net cash provided by operating activities from continuing operations	34,863	100,512

Net cash used in operating activities from discontinued operations	-	(5,458)

Net cash provided by operating activities	34,863	95,054

Investing Activities:
Purchase of property and equipment	(2,442)	(1,449)
Payments for purchase of product rights	(171)	(12,702)
Proceeds from sale of product rights	6,000	-
Purchase of investments for supplemental executive retirement plan	(388)	-
Purchase of available-for-sale investments	(66,627)	(109,176)
Sale of available-for-sale investments	53,904	11,794
Maturity of available-for-sale investments	32,589	102,090

Net cash provided by (used in) investing activities from continuing operations	22,865	(9,443)

Net cash provided by (used in) investing activities	22,865	(9,443)

Financing Activities:
Payment of dividends	(4,683)	(3,622)
Withholding of common shares for tax obligations on vested restricted stock awards	(6,508)	(3,822)
Excess tax benefits from share-based payment arrangements	3,967	618
Proceeds from the exercise of stock options	2,785	9,515

Net cash (used in) provided by financing activities	(4,439)	2,689

Effect of exchange rate on cash and cash equivalents	186	147

Net increase in cash and cash equivalents	53,475	88,447
Cash and cash equivalents at beginning of period	42,823	218,362

Cash and cash equivalents at end of period	$96,298	$306,809

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

1.	NATURE OF BUSINESS

Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the United States (“U.S.”) and Canada of products for the treatment of dermatological and aesthetic conditions.

The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, hyperpigmentation, photoaging, psoriasis, actinic keratosis, bronchospasms, external genital and perianal warts/condyloma acuminate, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 28 branded products. Its primary brands are DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, VANOS®, ZIANA® and ZYCLARA®.

The condensed consolidated financial statements include the accounts of Medicis and its wholly owned subsidiaries. The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	DISCONTINUED OPERATIONS

On February 25, 2011, the Company announced that as a result of the Company’s strategic planning process and the existing regulatory and commercial capital equipment environment, the Company would explore strategic alternatives for its LipoSonix business including, but not limited to, the sale of the stand-alone business. As a result of this decision, the Company classified the LipoSonix business as a discontinued operation for financial statement reporting purposes. On November 1, 2011, the Company sold LipoSonix to Solta Medical, Inc.

The following is a summary of loss from discontinued operations, net of income tax benefit, for the three months ended March 31, 2011 (in thousands):

Three Months Ended
March 31, 2011

Net revenues	$156
Cost of revenues	2,375

Gross profit	(2,219)

Operating expenses:
Selling, general and administrative	5,863
Research and development	3,346

Loss from discontinued operations before income tax benefit	(11,428)

Income tax benefit	(4,103)

Loss from discontinued operations, net of income tax benefit	$(7,325)

The Company included only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no interest expense or general corporate overhead costs were allocated to the LipoSonix discontinued operations. Included in cost of revenues for the three months ended March 31, 2011 was a $1.9 million charge related to an increase in the valuation reserve for LipoSonix inventory that was not expected to be sold.

The following is a summary of net cash used in operating activities from discontinued operations for the three months ended March 31, 2011 (in thousands):

Three Months Ended
March 31, 2011

Loss from discontinued operations, net of income tax benefit	$(7,325)
Share-based compensation expense	728
Decrease in assets held for sale from discontinued operations	3,073
Decrease in liabilities held for sale from discontinued operations	(1,934)

Net cash used in operating activities from discontinued operations	$(5,458)

3.	SHARE-BASED COMPENSATION

At March 31, 2012, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards.

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

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2012, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to March 31, 2012, was approximately $1.1 million and the related weighted average period over which it is expected to be recognized is approximately 3.4 years.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the three months ended March 31, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2011	4,101,505	$31.31

Granted	34,617	$34.94
Exercised	(105,250)	$26.47
Terminated/expired	(6,000)	$38.45

Balance at March 31, 2012	4,024,872	$31.45	2.3	$26,122,252

The intrinsic value of options exercised during the three months ended March 31, 2012 was approximately $1.0 million. Options exercisable under the Company’s share-based compensation plans at March 31, 2012 were 3,857,472, with a weighted average exercise price of $31.57, a weighted average remaining contractual term of 2.1 years, and an aggregate intrinsic value of approximately $24.6 million.

A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of March 31, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, net of expected forfeitures	3,759,158	$31.69	2.2	$23,511,900
Exercisable, net of expected forfeitures	3,634,703	$31.74	2.1	$22,609,550

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31, 2012	March 31, 2011

Expected dividend yield	1.14%	0.77%
Expected stock price volatility	0.32	0.33
Risk-free interest rate	1.13%	2.81%
Expected life of options	6.0 Years	7.0 Years

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

The weighted average fair value of stock options granted during the three months ended March 31, 2012 and 2011, was $9.94 and $11.45, respectively.

Restricted Stock Awards

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. As of March 31, 2012, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to March 31, 2012, was approximately $51.0 million, and the related weighted average period over which it is expected to be recognized is approximately 3.7 years.

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2012, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2011	1,919,462	$22.61

Granted	686,502	$34.94
Vested	(525,551)	$20.06
Forfeited	(12,200)	$28.20

Nonvested at March 31, 2012	2,068,213	$27.31

The total fair value of restricted shares vested during the three months ended March 31, 2012 and 2011 was approximately $10.5 million and $7.1 million, respectively.

Stock Appreciation Rights

During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SAR is expensed over the service period of the employee receiving the grant, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting during each reporting period based on the new fair value. As of March 31, 2012, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to March 31, 2012, based on the remeasurement at March 31, 2012, was approximately $24.4 million, and the related weighted average period over which it is expected to be recognized is approximately 2.5 years.

The fair value of each SAR was estimated on the date of the grant, and was remeasured at quarter-end, using the Black-Scholes option pricing model with the following assumptions:

	Remeasurement as of March 31, 2012	SARs Granted During the Three Months Ended March 31, 2011

Expected dividend yield	1.06%	0.87%
Expected stock price volatility	0.31	0.32
Risk-free interest rate	0.51% to 1.04%	3.12%
Expected life of SARs	2.9 to 4.9 Years	7.0 Years

No SARs were granted during the three months ended March 31, 2012. The weighted average fair value of SARs granted during the three months ended March 31, 2011, as of the grant date, was $9.90. The weighted average fair value of all SARs outstanding as of the remeasurement date of March 31, 2012 was $20.21.

A summary of SARs activity for the three months ended March 31, 2012 is as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2011	2,323,060	$17.52
Granted	-	$-
Exercised	(102,751)	$14.68
Terminated/expired	(51,451)	$17.87

Balance at March 31, 2012	2,168,858	$17.65	4.5	$43,256,447

The intrinsic value of SARs exercised during the three months ended March 31, 2012 was approximately $2.1 million.

As of March 31, 2012, 364,451 SARs were exercisable, with a weighted average exercise price of $15.52, a weighted average remaining contractual term of 4.3 years, and an aggregate intrinsic value of approximately $8.0 million.

Total share-based compensation expense related to continuing operations recognized during the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011

Stock options	$195	$250
Restricted stock awards	3,619	2,602
Stock appreciation rights	5,283	3,837

Total share-based compensation expense	$9,097	$6,689

4.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On June 24, 2011, the Company’s Compensation Committee adopted the Medicis Pharmaceutical Corporation Supplemental Executive Retirement Plan, as amended on October 3, 2011 (the “SERP”), a non-qualified, noncontributory, defined benefit pension plan that provides supplemental retirement income for a select group of officers, including the Company’s named executive officers. The SERP became effective as of June 1, 2011. Retirement benefits are calculated based on a percentage of a SERP participant’s average earnings, which ranges from 1.25% to 10% of the participant’s base salary plus cash bonus or incentive payments during any three calendar years of service, regardless of whether the years are consecutive, beginning with the 2009 calendar year. The percentage of average earnings is multiplied by the participant’s years of service up to a specified cap on service ranging from five to twenty years. In no event will an executive officer’s retirement benefit exceed 50% of his or her average earnings, and for those participants who are not executive officers, their retirement benefits will not exceed 25% of average earnings. The SERP retirement benefit is intended to be paid to participants who reach the “normal retirement date,” which is age 65, or age 59  1/2 with twenty years of service, subject to certain exceptions.

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

Participants in the SERP received credit for prior service with the Company. The prior service accrued benefit of approximately $33.8 million was recorded during the three months ended June 30, 2011 as other comprehensive income within stockholders’ equity, and is amortized as compensation expense over the remaining service years of each participant. The Company also established a deferred tax asset of approximately $12.0 million, the benefit of which was also recorded in other comprehensive income. During the three months ended March 31, 2012, an additional participant was added to the plan, and a prior service accrued benefit of approximately $0.8 million was recorded as other comprehensive income within stockholders’ equity, and is being amortized over the remaining service years of the participant. Total amortization of prior service costs recognized as compensation expense during the three months ended March 31, 2012, was approximately $1.2 million.

Compensation expense recognized during the three months ended March 31, 2012 related to current service costs was approximately $0.2 million. Interest cost accrued related to prior and current service costs during the three months ended March 31, 2012 was approximately $0.4 million. The total present value of accrued benefits for the SERP as of March 31, 2012 was approximately $36.5 million, which is included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2012.

The Company maintains a rabbi trust to fund the SERP benefit. During the three months ended September 30, 2011, the Company purchased life insurance policy investments of approximately $9.8 million to fund the SERP. The life insurance policies cover the SERP participants. The Company intends to make similar annual purchases during each of the next four years. During the three months ended March 31, 2012, the Company made an additional life insurance policy investment purchase of approximately $0.4 million related to the new participant added to the SERP during the three months ended March 31, 2012. No material net gains on the investments were recognized during the three months ended March 31, 2012. The Company’s expected return on the plan assets is 4%. The total investment related to the SERP of $10.3 million is included in other assets in the Company’s condensed consolidated balance sheets as of March 31, 2012, and is the cash surrender value of the life insurance policies, representing the fair value of the plan assets.

5.	SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. Except for impairments related to the illiquidity of the Company’s auction rate floating securities, other-than-temporary impairments are charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At March 31, 2012, the Company has recorded the estimated fair value of available-for-sale securities in short-term and long-term investments of approximately $246.0 million and $20.2 million, respectively.

Available-for-sale securities consist of the following at March 31, 2012 (in thousands):

	March 31, 2012

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment Losses	Fair Value

Corporate notes and bonds	$132,516	$299	$ (89)	$-	$132,726
Federal agency notes and bonds	111,391	220	(23)	-	111,588
Auction rate floating securities	17,350	-	(4,596)	-	12,754
Asset-backed securities	9,147	12	-	-	9,159

Total securities	$270,404	$531	$ (4,708)	$-	$266,227

	December 31, 2011

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment Losses	Fair Value

Corporate notes and bonds	$138,554	$161	$ (549)	$-	$138,166
Federal agency notes and bonds	125,092	221	(24)	-	125,289
Auction rate floating securities	17,400	-	(4,607)	-	12,793
Asset-backed securities	9,527	-	(8)	-	9,519

Total securities	$290,573	$382	$ (5,188)	$-	$285,767

During the three months ended March 31, 2012, gross realized gains on sales of available-for-sale securities totaled approximately $0.1 million. During the three months ended March 31, 2012, there were no significant gross realized losses on sales of available-for-sale securities. During the three months ended March 31, 2011, there were no significant gross realized gains or losses on sales of available-for-sale securities. Gross unrealized gains and losses are determined based on the specific identification method. The net adjustment to unrealized losses during the three months ended March 31, 2012, on available-for-sale securities included in stockholders’ equity totaled approximately $0.4 million. The amortized cost and estimated fair value of the available-for-sale securities at March 31, 2012, by maturity, are shown below (in thousands):

	March 31, 2012

	Cost	Estimated Fair Value

Available-for-sale
Due in one year or less	$ 106,675	$ 106,868
Due after one year through five years	146,379	146,605
Due after 10 years	17,350	12,754

	$ 270,404	$ 266,227

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At March 31, 2012, approximately $20.2 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.

As of March 31, 2012, the Company’s investments included auction rate floating securities with a fair value of $12.8 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets from 2008 through the first three months of 2012 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.

The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 (in thousands):

	Less Than 12 Months		Greater Than 12 Months

	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Corporate notes and bonds	$39,286	$(89)	$-	$-
Federal agency notes and bonds	36,435	(23)	-	-
Auction rate floating securities	-	-	12,754	(4,596)
Asset-backed securities	-	-	-	-

Total securities	$75,721	$(112)	$12,754	$(4,596)

As of March 31, 2012, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.

6.	FAIR VALUE MEASUREMENTS

As of March 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included certain of the Company’s short-term and long-term investments, including investments in auction rate floating securities.

The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (See Note 5). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of March 31, 2012. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at March 31, 2012, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using

	Mar. 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate notes and bonds	$132,726	$-	$132,726	$-
Federal agency notes and bonds	111,588	-	111,588	-
Auction rate floating securities	12,754	-	-	12,754
Asset-backed securities	9,159	-	9,159	-

Total assets measured at fair value	$266,227	$-	$253,473	$12,754

		Fair Value Measurement at Reporting Date Using

	Dec. 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate notes and bonds	$138,166	$-	$138,166	$-
Federal agency notes and bonds	125,289	-	125,289	-
Auction rate floating securities	12,793	-	-	12,793
Asset-backed securities	9,519	-	9,519	-

Total assets measured at fair value	$285,767	$-	$272,974	$12,793

The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction Rate Floating Securities

Balance at December 31, 2011	$12,793
Transfers to (from) Level 3	-
Total gains (losses) included in other (income) expense, net	-
Total gains included in other comprehensive income	11
Purchases	-
Settlements	(50)

Balance at March 31, 2012	$12,754

The following is a description of the valuation techniques used for the assets measured at fair value classified within Level 2 or Level 3 of the fair value hierarchy:

Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing reports from third-party asset managers that hold the Company’s investments, showing closing prices on the last business day of the period presented. These asset managers utilize an independent pricing source to obtain quotes for most fixed income securities, and utilize internal procedures to validate the prices obtained. In addition, the Company uses an independent third-party to perform price testing, comparing a sample of quoted prices listed in the asset managers’ reports to quotes listed through a public quotation service.

Available-for-sale securities classified within Level 3 of the fair value hierarchy (auction rate floating securities) are valued utilizing a discounted cash flow model. Key variables that are included in the Company’s calculation of the fair value of its auction rate floating securities utilizing a discounted cash flow model are weighted average cost of capital (“WACC”), liquidity horizon and estimated coupon rate. The liquidity horizon is an estimation of how long the liquidity issue of the auction rate floating securities will continue to exist. As part of its calculation of the fair value of its auction rate floating securities as of March 31, 2012, the Company used a WACC of 5.0%, a liquidity horizon of nine years, and an estimated coupon rate of a 12-month historical average for the indexes. The 12-month historical averages for 1-Month LIBOR and 90-Day T-Bills were 0.23% and 0.03%, respectively. As part of its assessment of these variables used in calculating the fair value of its auction rate floating securities, the Company performs a sensitivity analysis to understand the potential impact of using different amounts for these variables. As of March 31, 2012 and December 31, 2011, the sensitivity analysis did not produce calculated fair values that were significantly different from those calculated using the variables described above.

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

Research and development expense for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended

	March 31, 2012	March 31, 2011

Ongoing research and development costs	$12,127	$6,868
Payments related to strategic collaborations	39,006	7,000
Share-based compensation expense	697	405

Total research and development	$51,830	$14,273

8.	STRATEGIC COLLABORATIONS

Development and License Agreement with a specialty pharmaceutical company

On March 30, 2012, the Company entered into a Development and License Agreement with a specialty pharmaceutical company pursuant to which the Company obtained exclusive worldwide rights for the development and commercialization of an investigational drug targeted at certain topical skin applications. Under the terms of the agreement, the Company agreed to pay an up-front payment of $25.0 million in connection with the execution of the agreement, and will pay up to an additional $80.0 million upon the achievement of certain research, development and regulatory milestones and up to an additional $120.0 million upon the achievement of certain commercial milestones, as well as royalties on future sales. The initial $25.0 million up-front payment, paid in April 2012, was recognized as research and development expense during the three months ended March 31, 2012 and is included in accounts payable in the accompanying condensed consolidated balance sheets as of March 31, 2012.

License Agreement with 3M

On February 24, 2012, the Company entered into a License Agreement with 3M Company and 3M Innovative Properties Company (collectively, “3M”) for worldwide rights to a number of leading molecules in 3M’s platform of immune response modifiers, for all topical dermatology indications and options for all human uses associated with the licensed molecules, excluding vaccine adjuvant. Under the terms of the agreement, the Company made an up-front payment of $7.5 million to 3M in connection with the execution of the agreement, and will pay up to an additional $25.6 million of contingent license and option fees. The Company may also pay up to an additional $25.0 million upon the achievement of certain research, development and regulatory milestones, as well as royalties on future sales. The initial $7.5 million payment was recognized as research and development expense during the three months ended March 31, 2012.

Joint Development Agreement with Lupin

On July 21, 2011, the Company entered into a Joint Development Agreement (the “Original Agreement”) with Lupin Limited, on behalf of itself and its affiliates (hereinafter collectively referred to as “Lupin”), whereby the Company and Lupin will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the Original Agreement, subject to the terms and conditions contained therein, the Company made an up-front $20.0 million payment to Lupin and was to make additional payments to Lupin upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the Original Agreement. In addition, the Company was to receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Original Agreement.

On March 30, 2012, the Company entered into an Amended and Restated Joint Development Agreement, with Lupin (the “Amended and Restated Joint Development Agreement”), which modified the list of products being developed. The Company made a $2.5 million payment to Lupin in April 2012 in connection with the execution of the Amended and Restated Joint Development Agreement, and will make additional payments to Lupin of up to $35.5 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the Amended and Restated Joint Development Agreement, which supersedes the additional payments the Company would have made under the Original Agreement. In addition, the Company will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Amended and Restated Joint Development Agreement.

The $20.0 million up-front payment related to the Original Agreement was recognized as research and development expense during the three months ended September 30, 2011. The $2.5 million payment related to the Amended and Restated Joint Development Agreement was recognized as research and development expense during the three months ended March 31, 2012 and is included in accounts payable in the accompanying condensed consolidated balance sheets as of March 31, 2012.

Amended and Restated Collaboration Agreement and Asset Purchase Agreement with Hyperion

On March 22, 2012, Ucyclyd Pharma, Inc. (“Ucyclyd “), a wholly-owned subsidiary of the Company, and Hyperion Therapeutics, Inc. (“Hyperion”) entered into an Amended and Restated Collaboration Agreement (the “Amended Collaboration Agreement”), which amended and restated their existing Collaboration Agreement, dated August 23, 2007, as previously amended on or about November 24, 2008, June 29, 2009 and October 12, 2009 (the “Prior Collaboration Agreement”).

Pursuant to the terms of the Prior Collaboration Agreement, Ucyclyd granted rights to Hyperion, exercisable in the future, to purchase certain worldwide rights to Ucyclyd’s existing on-market products AMMONUL® and BUPHENYL® under certain conditions, as well as to develop and commercialize Ravicti™, a compound referred to as HPN-100 (and also previously referred to as GT4P in the Prior Collaboration Agreement), for the treatment of urea cycle disorder, hepatic encephalopathies and other indications. The parties agreed to supersede the Prior Collaboration Agreement with the Amended Collaboration Agreement, under which Hyperion will continue to have the right, exercisable no earlier than January 1, 2013, to purchase certain worldwide rights to AMMONUL® and BUPHENYL®, subject to Ucyclyd’s right to elect to retain such rights to AMMONUL®, and an Asset Purchase Agreement of even date (the “APA”), under which Hyperion agreed to purchase Ucyclyd’s rights to Ravicti™ on the terms set forth therein. The parties completed the sale of Ravicti™ under the APA on March 22, 2012, for which Hyperion paid Ucyclyd $6.0 million. If Ravicti™ is not approved by the FDA by January 1, 2013, Ucyclyd will pay Hyperion $0.5 million per month until June 30, 2013, or until Ravicti™ is approved, whichever comes first, subject to a maximum of $3.0 million in aggregate payments. Pursuant to the APA, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to Ravicti™ and, pursuant to the terms of the Amended Collaboration Agreement, following exercise of its purchase rights, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to AMMONUL® (but only if Ucyclyd does not elect to retain rights to AMMUNOL®) and BUPHENYL®. Ucyclyd will continue to be entitled to all revenue from the sales of AMMONUL® and BUPHENYL® until the exercise of the purchase rights by Hyperion. If Hyperion elects to purchase AMMONUL® and BUPHENYL®, but Ucyclyd elects to retain AMMONUL®, then AMMONUL® will remain an asset of Ucyclyd and Ucyclyd will continue to be entitled to all revenue from the sales of AMMONUL®. A net gain of $3.0 million on the sale of Ravicti™ to Hyperion was recognized in other income during the three months ended March 31, 2012. This consisted of the $6.0 million payment Ucyclyd received from Hyperion, partially offset by the $3.0 million in total potential contingent payments that Ucyclyd could pay to Hyperion during the first six months of 2013, based upon the timing of the approval of Ravicti™ by the FDA. The $3.0 million contingent liability is included in the Company’s condensed consolidated balance sheets as of March 31, 2012, with $1.5 million included in other current liabilities and $1.5 million included in other liabilities.

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

The Company operates in one business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, contract revenue, and beginning on December 2, 2011, upon the Company’s acquisition of the assets of Graceway Pharmaceuticals, LLC (“Graceway”), products in the respiratory and women’s health specialties. The acne and acne-related dermatological product lines include SOLODYN® and ZIANA®. During early 2011, the Company discontinued its TRIAZ® branded products and decided to no longer promote its PLEXION® branded products. The non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE®, VANOS® and ZYCLARA®. ZYCLARA® was acquired by the Company as part of the acquisition of the assets of Graceway on December 2, 2011. The non-dermatological product lines include AMMONUL® and BUPHENYL®. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.

The Company’s pharmaceutical products, with the exception of AMMONUL® and BUPHENYL®, are promoted to dermatologists and plastic surgeons. Such products are often prescribed by physicians outside these two specialties, including family practitioners, general practitioners, primary-care physicians and OB/GYNs, as well as hospitals, government agencies and others. ZIANA® and SOLODYN® are also promoted to pediatricians whose prescribing habits closely resemble those of dermatologists. Currently, the Company’s products are sold primarily to wholesalers and retail chain drug stores.

Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended

	March 31, 2012	March 31, 2011

Acne and acne-related dermatological products	$108,501	$103,462
Non-acne dermatological products	73,998	52,221
Non-dermatological products	19,244	9,230

Total net revenues	$201,743	$164,913

	Three Months Ended

	March 31, 2012	March 31, 2011

Acne and acne-related dermatological products	54%	63%
Non-acne dermatological products	37	32
Non-dermatological products	9	5

Total net revenues	100%	100%

During the three months ended March 31, 2012, approximately 4.9% of the Company’s net revenues were generated in Canada. No country or region outside of the U.S. generated more than 5%, individually or in the aggregate, of the Company’s net revenues during the three months ended March 31, 2012. During the three months ended March 31, 2011, less than 5% of the Company’s net revenues were generated outside of the U.S.

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

Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of March 31, 2012 and December 31, 2011, there were no costs capitalized into inventory for products that had not yet received regulatory approval.

Inventories are as follows (in thousands):

	March 31, 2012	December 31, 2011

Raw materials	$11,168	$9,100
Work-in-process	3,029	5,495
Finished goods	30,125	29,250
Valuation reserve	(7,623)	(9,326)

Total inventories	$36,699	$34,519

11.	OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in thousands):

	March 31, 2012	December 31, 2011

Accrued incentives, including SARs liability	$31,406	$41,516
Deferred revenue	13,630	13,703
Other accrued expenses	26,669	23,566

	$71,705	$78,785

Deferred revenue is comprised of the following (in thousands):

	March 31, 2012	December 31, 2011

Deferred revenue - aesthetics products, net of cost of revenue	$7,285	$13,349
Deferred revenue - sales into distribution channel in excess of eight weeks of projected demand	6,204	212
Other deferred revenue	141	142

	$13,630	$13,703

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

In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “Old Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the Old Notes was exchanged for New Notes on August 14, 2003. The Old Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the Old Notes reaches certain thresholds. No contingent interest related to the Old Notes was payable at March 31, 2012 or December 31, 2011. The Old Notes will mature on June 4, 2032.

The Company may redeem some or all of the Old Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the Old Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the Old Notes may require the Company to repurchase all or a portion of their Old Notes on June 4, 2012 and June 4, 2017, or upon a change in control, as defined in the indenture governing the Old Notes, at 100% of the principal amount of the Old Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017. As of March 31, 2012, $169.1 million of the Old Notes and $65.1 million of deferred tax liabilities were classified as current liabilities in the Company’s condensed consolidated balance sheets. The $65.1 million of deferred tax liabilities were included within current deferred tax assets, net.

On May 3, 2012, the Company filed with the Securities and Exchange Commission (the “SEC”) a Tender Offer Statement on Schedule TO and a notice (the “Company Notice”) to the holders of the Old Notes related to the option of the holders to require the Company to repurchase all or a portion of their Old Notes on June 4, 2012. In addition, such Company Notice was made available through The Depository Trust Company and Deutsche Bank Trust Company Americas, the paying agent.

The Company Notice specifies the terms, conditions and procedures for surrendering and withdrawing the Old Notes for purchase. Specifically, the Company Notice provides that the opportunity to surrender the Old Notes for purchase will commence on May 3, 2012, and will terminate at 5:00 p.m., Eastern Time, on Friday, June 1, 2012, and also that the holders of the Old Notes may withdraw any Old Notes previously surrendered for purchase at any time prior to 5:00 p.m., Eastern Time, on June 1, 2012.

The Company Notice also states that validly surrendered and not withdrawn Old Notes will be purchased by the Company for $1,000 in cash per $1,000 principal amount at maturity of the Old Notes (the “Purchase Price”) and that accrued and unpaid interest on the Old Notes to, but not including, June 4, 2012 (an interest payment date under the terms of the Old Notes), will be paid to the holder of record at the close of business on May 19, 2012, prior to the payment of the Purchase Price as provided by the indenture. Accordingly, the Company expects that there will be no accrued and unpaid interest due as part of the Purchase Price. Additionally, the Company Notice states that holders that do not surrender their Old Notes for purchase will maintain the right to convert their Old Notes into shares of the Company’s Class A common stock, as further described below.

The Company Notice also makes clear that none of the Company, its board of directors or employees have made or are making any representation or recommendation as to whether or not any holder should surrender any of the Old Notes.

If all of the Old Notes are put back to the Company on June 4, 2012, the Company would be required to pay $169.1 million to purchase the Old Notes. The Company would also be required to pay the accumulated deferred tax liability related to the Old Notes.

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

The New Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the New Notes reaches certain thresholds. No contingent interest related to the New Notes was payable at March 31, 2012 or December 31, 2011. The New Notes will mature on June 4, 2033.

As a result of the exchange, the outstanding principal amounts of the Old Notes and the New Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the New Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.

Holders of the New Notes were able to require the Company to repurchase all or a portion of their New Notes on June 4, 2008, at 100% of the principal amount of the New Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of New Notes elected to require the Company to repurchase their New Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of New Notes that elected to require the Company to repurchase their New Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased New Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these New Notes, $181,000 of principal amount of New Notes remained outstanding as of March 31, 2012 and December 31, 2011.

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

During the quarters ended December 31, 2011 and March 31, 2012, the Old Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2011 and March 31, 2012. During the quarter ended March 31, 2012, no holders of Old Notes converted their Old Notes into shares of the Company’s Class A common stock. The holders of Old Notes have this conversion right only until June 30, 2012. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended March 31, 2012, the New Notes did not meet the criteria for the right of conversion.

The fair value of the Company’s contingent convertible senior notes, based on market quotations, is approximately $220.5 million and $202.5 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the contingent convertible senior notes held as of March 31, 2012 and December 31, 2011 were valued using Level 2 pricing inputs based on quoted prices for similar instruments in markets that are not active, and through model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

At March 31, 2012, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At March 31, 2012, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

At March 31, 2012, the Company has an unrealized tax loss of $21.9 million related to the Company’s option to acquire a privately-held U.S. biotechnology company. If the Company fails to exercise its option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. At March 31, 2012, the Company has recorded a valuation allowance of $7.9 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

During the three months ended March 31, 2012 and March 31, 2011, the Company made net tax payments of $11.3 million and $6.0 million, respectively.

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

At March 31, 2012 and December 31, 2011, the Company had unrecognized tax benefits of $9.3 million and $8.6 million, respectively. The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the Company’s effective tax rate in a future period is $6.0 million and $5.6 million as of March 31, 2012 and December 31, 2011, respectively. The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.3 million in the next twelve months due to audit settlements.

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $0.3 million for the payment of interest and penalties accrued (net of tax benefit) at March 31, 2012 and December 31, 2011.

14.	DIVIDENDS DECLARED ON COMMON STOCK

On February 27, 2012, the Company announced that its Board of Directors had declared a cash dividend of $0.10 per issued and outstanding share of the Company’s Class A common stock, which was paid on April 30, 2012, to stockholders of record at the close of business on April 2, 2012. The $6.0 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2012. The Company has not adopted a dividend policy.

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

No shares were repurchased during the three months ended March 31, 2012. Total shares repurchased from the inception of the plan through March 31, 2012 in the open market and through structured share repurchase arrangements was 4,438,233 shares at a weighted average cost of $33.82 per share.

As of March 31, 2012, the remaining authorized amount under the plan is approximately $49.9 million.

16.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012			March 31, 2011
	Continuing Operations	Discontinued Operations	Net Income	Continuing Operations	Discontinued Operations	Net Income

BASIC

Net income (loss)	$5,349	$-	$5,349	$26,685	$(7,325)	$19,360
Less: income (loss) allocated to participating securities	-	-	-	799	-	562

Net income (loss) available to common stockholders	5,349	-	5,349	25,886	(7,325)	18,798
Weighted average number of common shares outstanding	57,109	-	57,109	59,124	59,124	59,124

Basic net income (loss) per common share	$0.09	$-	$0.09	$0.44	$(0.12)	$0.32

DILUTED

Net income (loss)	$5,349	$-	$5,349	$26,685	$(7,325)	$19,360
Less: income (loss) allocated to participating securities	-	-	-	799	-	562

Net income (loss) available to common stockholders	5,349	-	5,349	25,886	(7,325)	18,798
Less:
Undistributed earnings allocated to unvested stockholders	-	-	-	(687)	-	(457)
Add:
Undistributed earnings re-allocated to unvested stockholders	-	-	-	683	-	454
Add:
Tax-effected interest expense related to Old Notes	-	-	-	666	-	666

Net income (loss) assuming dilution	$5,349	$-	$5,349	$26,548	$(7,325)	$19,461

Weighted average number of common shares outstanding	57,109	-	57,109	59,124	59,124	59,124
Effect of dilutive securities:
Old Notes	-	-	-	5,823	-	5,823
New Notes	-	-	-	4	-	4
Stock options	1,410	-	1,410	430	-	430

Weighted average number of common shares assuming dilution	58,519	-	58,519	65,381	59,124	65,381

Diluted net income (loss) per common share	$0.09	$-	$0.09	$0.41	$(0.12)	$0.30

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

The diluted net income per common share computation for the three months ended March 31, 2012 excludes 2,363,691 shares of stock that represented outstanding stock options whose impact would be anti-dilutive. The diluted net income per common share computation for the three months ended March 31, 2012 also excludes 5,822,551 and 4,685 shares of common stock, issuable upon conversion of the Old Notes and New Notes, respectively, whose impact would be anti-dilutive. The two-class method for computing diluted net income per common share for the three months ended March 31, 2012 is also not presented, as its impact would be anti-dilutive.

The diluted net income per common share computation for the three months ended March 31, 2011 excludes 5,032,879 shares of stock that represented outstanding stock options whose impact would be anti-dilutive.

Due to the net loss from discontinued operations during the three months ended March 31, 2011, diluted earnings per share and basic earnings per share from discontinued operations are the same, as the effect of potentially dilutive securities would be anti-dilutive.

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

On June 6, 2011, the Company, certain of its current officers who are named in the complaint, and the Company’s outside auditors entered into a Memorandum of Understanding with the plaintiffs’ representatives to memorialize an agreement in principle to settle the pending action. On September 21, 2011, the parties filed with the Court a motion for preliminary approval of a Settlement Stipulation (the “Class Action Stipulation”) setting forth the terms of the settlement. The Court granted the motion for preliminary approval on November 2, 2011, ordered that notice be given to class participants and set a hearing for final approval for February 23, 2012. At the hearing on February 23, 2012, the Court stated that it was granting final approval of the Class Action Stipulation. A written order by the Court was entered on February 28, 2012 dismissing the action with prejudice. Under the terms of the Class Action Stipulation, the Company’s portion of the settlement will be paid entirely by insurance. The Company’s outside auditors will contribute to the settlement. The Company itself is not required to make any payments to fund the settlement, and the Class Action Stipulation contains no admission of liability by the Company or the named individuals in the action, the allegations of which are expressly denied therein.

Hyperion Arbitration

On June 23, 2011, Hyperion Therapeutics, Inc. (“Hyperion”) filed a demand for arbitration before the American Arbitration Association for a determination of the rights and obligations of Hyperion and Ucyclyd Pharma, Inc., a subsidiary of the Company (“Ucyclyd”), under a collaboration agreement between the parties, dated August 23, 2007, as amended on or about November 24, 2008, June 29, 2009 and October 12, 2009 (as amended, the “Prior Collaboration Agreement”). Pursuant to the terms of the Prior Collaboration Agreement, Ucyclyd granted rights to Hyperion, exercisable in the future, to purchase certain worldwide rights to Ucyclyd’s existing on-market products, AMMONUL® and BUPHENYL® under certain conditions, as well as to develop and commercialize RavictiTM, a compound referred to as HPN-100 (and as previously referred to as GT4P in the Prior Collaboration Agreement) for the treatment of urea cycle disorder, hepatic encephalopathies and other indications. In its demand for arbitration, Hyperion requested a judgment regarding the rights of the parties in connection with the development activities relating to RavictiTM, including relating to the submission of a NDA to the FDA for RavictiTM for the treatment of urea cycle disorder. Ucyclyd responded to the demand for arbitration on July 28, 2011 denying the allegations and bringing counterclaims against Hyperion. Following additional responses and counterclaims made by the parties, and negotiations between them, on March 22, 2012, Ucyclyd and Hyperion entered into an Amended and Restated Collaboration Agreement (the “Amended Collaboration Agreement”), which amended and restated the Prior Collaboration Agreement with the Amended Collaboration Agreement, under which Hyperion will continue to have the right, exercisable no earlier than January 1, 2013, to purchase certain worldwide rights to AMMONUL® and BUPHENYL®, subject to Ucyclyd’s right to elect to retain such rights to AMMONUL®, and an Asset Purchase Agreement of even date (the “APA”), under which Hyperion agreed to purchase Ucyclyd’s rights to RavictiTM on the terms set forth therein. No payments were required by the parties under the Amended Collaboration Agreement upon signing of the same. The parties completed the sale of RavictiTM under the APA on March 22, 2012. Pursuant to the APA, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to RavictiTM and, pursuant to the terms of the Amended Collaboration Agreement, following exercise of its purchase rights, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to AMMUNOL® (but only if Ucyclyd does not elect to retain rights to AMMUNOL®) and BUPHENYL®. Ucyclyd will continue to be entitled to all revenue from the sale of AMMONUL® and BUPHENYL® until the exercise of the purchase rights by Hyperion. If Hyperion elects to purchase AMMONUL® and BUPHENYL®, but Ucyclyd elects to retain AMMONUL®, then AMMONUL® will remain an asset of Ucyclyd and Ucyclyd will continue to be entitled to all revenue from the sales of AMMONUL®.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. The Company adopted ASU No. 2011-04 as of January 1, 2012 and the revised guidance, which relates to disclosure, did not impact its results of operations and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The updated guidance amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both alternatives, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be applied retrospectively. ASU No. 2011-05 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted, and will be applied retrospectively. The Company adopted ASU No. 2011-05 as of January 1, 2012, and the adoption of this amendment only impacted the presentation of comprehensive income within the Company’s condensed consolidated financial statements. Comprehensive income is now presented in the condensed consolidated statements of comprehensive income that are now included as part of the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The updated guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 as of January 1, 2012, and the revised guidance did not impact its results of operations and financial condition.

19.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of its condensed consolidated financial statements.

Corporate Integrity Agreement

As previously disclosed, on April 25, 2007, we entered into a Settlement Agreement with the Justice Department, the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity and private complainants to settle all outstanding federal and state civil suits against us in connection with claims related to our alleged off-label marketing and promotion of LOPROX® and LOPROX® TS products to pediatricians during periods prior to our May 2004 disposition of our pediatric sales division. As part of the settlement, we entered into a five-year Corporate Integrity Agreement (the “CIA”) with the OIG which expired on April 24, 2012. Although the term of the CIA has expired, the Company intends to continue the existence of its comprehensive compliance program which provides for policies and procedures aimed at promoting compliance with federal health care programs and FDA requirements.

Civil Investigative Demand from the U.S. Federal Trade Commission

As previously disclosed in the Company’s SEC filings, the Company entered into various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation. On May 2, 2012, the Company received a civil investigative demand from the U.S. Federal Trade Commission (the “FTC”) requiring that it provide to the FTC information and documents relating to such agreements, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice in accordancLODYNe with the requirements of the Medicare Modernization Act of 2003, and other efforts principally relating to SOLODYN®. The Company intends to cooperate with this investigative process. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge the Company through a civil administrative or judicial proceeding. It is not possible to predict the outcome of this process or any subsequent proceedings, which could result in the imposition of monetary and/or injunctive relief, including the invalidation of agreements. However, the Company believes that the subject agreements and efforts do not exceed the term or scope of its patents and are otherwise consistent with antitrust laws and applicable precedents. If the FTC ultimately challenges the agreements, the Company would expect to vigorously defend itself in any such action, which the Company would anticipate to be a multi-year, protracted process. However, no assurance can be given as to the timing or outcome of such process.

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

Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products in the respiratory and women’s health specialties and products for the treatment of urea cycle disorder. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements. Our acne and acne-related dermatological product lines include SOLODYN® and ZIANA®. Our non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE®, VANOS® and ZYCLARA®. Our non-dermatological product lines include AMMONUL® and BUPHENYL®.

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

Purchases by any given customer, during any given period, may be above or below actual prescription volumes of any of our products during the same period, resulting in fluctuations of product inventory in the distribution channel. In addition, we consistently assess our product mix and portfolio to promote a high level of profitability and revenues and to ensure that our products are responsive to consumer tastes and changes to regulatory classifications. During early 2011, we discontinued our TRIAZ® branded products and decided to no longer promote our PLEXION® branded products. During the fourth quarter of 2011, we acquired substantially all of the assets of Graceway for approximately $455.9 million in cash, after our successful bid at a bankruptcy auction. Graceway’s commercial pharmaceutical product portfolio includes on-market prescription products and development projects primarily in dermatology and women’s health specialties. Also during the fourth quarter of 2011, we closed the sale of our LipoSonix business to Solta Medical, Inc. for aggregate cash consideration of approximately $35.5 million and continuing milestone payments based upon the commercial success of the LipoSonix products.

Recent Developments

As described in more detail below, the following significant events and transactions occurred during the three months ended March 31, 2012 (in chronological order) and affected our results of operations, our cash flows and our financial condition:

-	License agreement with 3M;
-	Increase of our quarterly dividend from $0.08 per share to $0.10 per share;
-	Amended and restated collaboration agreement and asset purchase agreement with Hyperion;
-	Development and license agreement with a specialty pharmaceutical company; and
-	Amended and restated joint development agreement with Lupin.

License agreement with 3M

On February 24, 2012, we entered into a License Agreement with 3M Company and 3M Innovative Properties Company (collectively, “3M”) for worldwide rights to a number of leading molecules in 3M’s platform of immune response modifiers, for all topical dermatology indications and options for all human uses associated with the licensed molecules, excluding vaccine adjuvant. Under the terms of the agreement, we made an up-front payment of $7.5 million to 3M in connection with the execution of the agreement, and will pay up to an additional $25.6 million of contingent license and option fees. We may also pay up to an additional $25.0 million upon the achievement of certain research, development and regulatory milestones, as well as royalties on future sales. The initial $7.5 million payment was recognized as research and development expense during the three months ended March 31, 2012.

Increase of our quarterly dividend from $0.08 per share to $0.10 per share

On February 27, 2012, we announced that our Board of Directors had declared a cash dividend of $0.10 per issued and outstanding share of our Class A common stock, which was paid on April 30, 2012, to stockholders of record at the close of business on April 2, 2012. This represented a 25% increase compared to our previous $0.08 dividend.

Amended and restated collaboration agreement and asset purchase agreement with Hyperion

On March 22, 2012, Ucyclyd Pharma, Inc. (“Ucyclyd”), our wholly-owned subsidiary, and Hyperion Therapeutics, Inc. (“Hyperion”) entered into an Amended and Restated Collaboration Agreement (the “Amended Collaboration Agreement”), which amended and restated our existing Collaboration Agreement, dated August 23, 2007, as previously amended on or about November 24, 2008, June 29, 2009 and October 12, 2009 (the “Prior Collaboration Agreement”).

Pursuant to the terms of the Prior Collaboration Agreement, Ucyclyd granted rights to Hyperion, exercisable in the future, to purchase certain worldwide rights to Ucyclyd’s existing on-market products AMMONUL® and BUPHENYL® under certain conditions, as well as to develop and commercialize Ravicti™, a compound referred to as HPN-100 (and also previously referred to as GT4P in the Prior Collaboration Agreement), for the treatment of urea cycle disorder, hepatic encephalopathies and other indications. The parties agreed to supersede the Prior Collaboration Agreement with the Amended Collaboration Agreement, under which Hyperion will continue to have the right, exercisable no earlier than January 1, 2013, to purchase certain worldwide rights to AMMONUL® and BUPHENYL®, subject to Ucyclyd’s right to elect to retain such rights to AMMONUL®, and an Asset Purchase Agreement of even date with the Amended Collaboration Agreement (the “APA”), under which Hyperion agreed to purchase Ucyclyd’s rights to Ravicti™ on the terms set forth therein. The parties completed the sale of Ravicti™ under the APA on March 22, 2012, for which Hyperion paid Ucyclyd $6.0 million. If Ravicti™ is not approved by the FDA by January 1, 2013, Ucyclyd will pay Hyperion $0.5 million per month until June 30, 2013, or until Ravicti™ is approved, whichever comes first, subject to a maximum of $3.0 million in aggregate payments. Pursuant to the APA, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to Ravicti™ and, pursuant to the terms of the Amended Collaboration Agreement, following exercise of its purchase rights, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to AMMONUL® and BUPHENYL®. Ucyclyd will continue to be entitled to all revenue from the sales of AMMONUL® and BUPHENYL® until the exercise of the purchase rights by Hyperion. If Hyperion elects to purchase AMMONUL® and BUPHENYL®, but Ucyclyd elects to retain AMMONUL®, then AMMONUL® will remain an asset of Ucyclyd and Ucyclyd will continue to be entitled to all revenue from the sales of AMMONUL®.

A net gain of $3.0 million on the sale of Ravicti™ to Hyperion was recognized in other income during the three months ended March 31, 2012. This consisted of the $6.0 million payment Ucyclyd received from Hyperion, partially offset by the $3.0 million in potential contingent payments that Ucyclyd could pay to Hyperion during the first six months of 2013, based upon the timing of the approval of Ravicti™ by the FDA.

Development and license agreement with a specialty pharmaceutical company

On March 30, 2012, we entered into a Development and License Agreement with a specialty pharmaceutical company pursuant to which we obtained exclusive worldwide rights for the development and commercialization of an investigational drug targeted at certain topical skin applications. Under the terms of the agreement, we agreed to pay an up-front payment of $25.0 million in connection with the execution of the agreement, and will pay up to an additional $80.0 million upon the achievement of certain research, development and regulatory milestones and up to an additional $120.0 million upon the achievement of certain commercial milestones, as well as royalties on future sales. The initial $25.0 million up-front payment, paid in April 2012, was recognized as research and development expense during the three months ended March 31, 2012.

Amended and restated joint development agreement with Lupin

On July 21, 2011, we entered into a Joint Development Agreement (the “Original Agreement”) with Lupin Limited, on behalf of itself and its affiliates (hereinafter collectively referred to as “Lupin”), whereby we and Lupin will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the Original Agreement, subject to the terms and conditions contained therein, we made an up-front $20.0 million payment to Lupin and were to make additional payments to Lupin upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the Original Agreement. In addition, we were to receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Original Agreement.

On March 30, 2012, we entered into an Amended and Restated Joint Development Agreement with Lupin (the “Amended and Restated Joint Development Agreement”), which modified the list of products being developed. We made a $2.5 million payment to Lupin in April 2012 in connection with the execution of the Amended and Restated Joint Development Agreement, and will make additional payments to Lupin of up to $35.5 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the Amended and Restated Joint Development Agreement, which supersedes the additional payments we would have made under the Original Agreement. In addition, we will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Amended and Restated Joint Development Agreement.

The $20.0 million up-front payment related to the Original Agreement was recognized as research and development expense during the three months ended September 30, 2011. The $2.5 million payment related to the Amended and Restated Joint Development Agreement was recognized as research and development expense during the three months ended March 31, 2012.

Results of Operations

The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended
	March 31, 2012	March 31, 2011
	(a)	(b)
Net revenues	100.0%	100.0%
Gross profit (c)	89.6	91.3
Operating expenses	85.9	64.4

Operating income	3.7	26.9
Other income, net	1.5	-
Interest and investment (expense) income, net	(0.2)	0.1

Income from continuing operations before income tax expense	5.0	27.0
Income tax expense	(2.3)	(10.8)

Net income from continuing operations	2.7	16.2
Loss from discontinued operations, net of income tax benefit	-	(4.4)

Net income	2.7%	11.8%

(a)

Included in operating expenses is $25.0 million (12.4% of net revenues) related to a development and license agreement with a specialty pharmaceutical company, $7.5 million (3.7% of net revenues) paid to 3M related to a license agreement, $4.0 million (2.0% of net revenues) paid to a Medicis partner related to a product development agreement, $2.5 million (1.2% of net revenues) related to a product development agreement with Lupin and $9.1 million (4.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)

Included in operating expenses is $7.0 million (4.2% of net revenues) paid to Anacor related to a product development agreement and $6.7 million (4.1% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)	Gross profit does not include amortization of the related intangibles as such expense is included in operating expenses.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Revenues

The following tables set forth our net revenues for the three months ended March 31, 2012 (the “first quarter of 2012”) and March 31, 2011 (the “first quarter of 2011”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	First Quarter 2012	First Quarter 2011	$ Change	% Change

Net product revenues	$200.0	$163.9	$36.1	22.0%
Net contract revenues	1.7	1.0	0.7	70.0%

Total net revenues	$201.7	$164.9	$36.8	22.3%

	First Quarter 2012	First Quarter 2011	$ Change	% Change

Acne and acne-related dermatological products	$108.5	$103.5	$5.0	4.8%
Non-acne dermatological products	74.0	52.2	21.8	41.8%
Non-dermatological products (including contract revenues)	19.2	9.2	10.0	108.7%

Total net revenues	$201.7	$164.9	$36.8	22.3%

	First Quarter 2012	First Quarter 2011	Change
Acne and acne-related dermatological products	53.8%	62.7%	(8.9)%
Non-acne dermatological products	36.7%	31.7%	5.0%
Non-dermatological products (including contract revenues)	9.5%	5.6%	3.9%

Total net revenues	100.0%	100.0%	-

Net revenues associated with our acne and acne-related dermatological products increased by $5.0 million, or 4.8%, during the first quarter of 2012 as compared to the first quarter of 2011, primarily due to an increase in net revenues of ZIANA®. The increase in net revenues of ZIANA® was in part due to a $3.9 million reserve recorded during the first quarter of 2011 related to a targeted recall of product from one lot, as a result of a notice we received during April 2011 from our contract manufacturer regarding one lot of ZIANA® that went out of specifications. Net revenues of SOLODYN® during the first quarter of 2012 as compared to the first quarter of 2011 were positively impacted by increased demand and a reduction in consumer rebates due to the launch of our alternate fulfillment initiatives during the first quarter of 2012, partially offset by the impact of new managed care contracts that were entered into during December 2011. See “Critical Accounting Policies and Estimates – Items Deducted from Gross Revenue” for a discussion of our managed care rebates.

Net revenues associated with our non-acne dermatological products increased by $21.8 million, or 41.8%, during the first quarter of 2012 as compared to the first quarter of 2011 primarily due to sales of ZYCLARA®, including the initial sales of ZYCLARA® 3.75% strength in a pump container system during the first quarter of 2012. ZYCLARA® was acquired during December 2011 as part of our acquisition of the assets of Graceway. Our net revenues of our non-acne dermatological products also increased because of increases in net revenues of RESTYLANE®, PERLANE® and VANOS®.

Net revenues associated with our non-dermatological products increased by $10.0 million, or 108.7%, during the first quarter of 2012 as compared to the first quarter of 2011 primarily due to sales of various products that were acquired as part of the acquisition of the assets of Graceway during December 2011.

Gross Profit

Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the first quarter of 2012 and 2011 was approximately $15.7 million and $5.5 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

The following table sets forth our gross profit for the first quarter of 2012 and 2011, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	First Quarter 2012	First Quarter 2011	$ Change	% Change
Gross profit	$180.8	$150.6	$30.2	20.1%
% of net revenues	89.6%	91.3%

The increase in gross profit during the first quarter of 2012 as compared to the first quarter of 2011 is primarily due to the $36.8 million increase in net revenues.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative expenses for the first quarter of 2012 and 2011, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	First Quarter 2012	First Quarter 2011	$ Change	% Change
Selling, general and administrative	$103.4	$84.6	$18.8	22.2%
% of net revenues	51.3%	51.3%
Share-based compensation expense included in selling, general and administrative	$8.4	$6.3	$2.1	33.3%

Selling, general and administrative expenses increased $18.8 million, or 22.2%, during the first quarter of 2012 as compared to the first quarter of 2011, but remained consistent as a percentage of net revenues at 51.3% during both the first quarter of 2011 and the first quarter of 2012. Included in this increase was an $8.1 million increase in personnel expenses, an $8.8 million increase in professional fees and costs, and an increase of $1.9 million of other selling, general and administrative costs. The increase in personnel costs was primarily due to an increase in headcount (excluding research and development personnel) from 561 as of March 31, 2011 to 721 as of March 31, 2012.

Research and Development Expenses

The following table sets forth our research and development expenses for the first quarter of 2012 and 2011 (dollar amounts in millions):

	First Quarter 2012	First Quarter 2011	$ Change	% Change
Research and development	$51.8	$14.3	$37.5	262.2%
Charges included in research and development	$39.0	$7.0	$32.0	457.1%
Share-based compensation expense included in research and development	$0.7	$0.4	$0.3	75.0%

Included in research and development expenses for the first quarter of 2012 was $25.0 million related to a development and license agreement with a specialty pharmaceutical company, a $7.5 million payment to 3M related to a license agreement, $4.0 million paid to a Medicis partner related to a product development agreement and $2.5 million related to a product development agreement with Lupin. Included in research and development expense for the first quarter of 2011 was $7.0 million paid to Anacor related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

Depreciation and amortization expenses during the first quarter of 2012 increased $10.8 million, or 146.9%, to $18.1 million during the first quarter of 2012, as compared to $7.3 million during the first quarter of 2011, primarily as a result of $335.8 million of intangible assets acquired during December 2011 as part of the acquisition of the assets of Graceway. Amortization expense is expected to be significantly higher during 2012, and in subsequent years, as compared to 2011, as 2011 only included one month of amortization expense related to these acquired intangible assets.

Interest and Investment Income

Interest and investment income during the first quarter of 2012 decreased $0.7 million, or 52.0%, to $0.6 million from $1.3 million during the first quarter of 2011, due to a decrease in the amount of funds available for investment during the first quarter of 2012. The decrease in the amount of funds available for investment was primarily impacted by the $455.9 million used to acquire the assets of Graceway during the fourth quarter of 2011 and the $150.1 million used to repurchase shares of our common stock during the second half of 2011.

Interest Expense

Interest expense during the first quarter of 2012 and first quarter of 2011 was $1.1 million. Our interest expense during the first quarter of 2012 and 2011 consisted of interest expense on our Old Notes, which accrue interest at 2.5% per annum, and our New Notes, which accrue interest at 1.5% per annum. See Note 12 in our accompanying condensed consolidated financial statements for further discussion on the Old Notes and New Notes.

Other Income, net

Other income during the first quarter of 2012 included a $3.0 million gain on the sale of the product rights for RavictiTM to Hyperion.

Income Tax Expense

Our effective tax rate for continuing operations for the first quarter of 2012 was 46.6%, as compared to 40.1% for the first quarter of 2011. The increase in our effective tax rate was primarily due to an accrual related to an uncertain tax position.

Loss from Discontinued Operations, Net of Income Tax Benefit

Loss from discontinued operations, net of income tax benefit, was $7.3 million during the first quarter of 2011. See Note 2 in our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for the first quarter of 2012 and first quarter of 2011, and selected balance sheet components as of March 31, 2012 and December 31, 2011 (dollar amounts in millions):

	First Quarter 2012	First Quarter 2011	$ Change	% Change

Cash provided by (used in):
Operating activities	$34.9	$95.1	$(60.2)	(63.3)%
Investing activities	22.9	(9.4)	32.3	343.6%
Financing activities	(4.4)	2.7	(7.1)	(263.0)%

	Mar. 31, 2012	Dec. 31, 2011	$ Change	% Change

Cash, cash equivalents, and short-term investments	$342.3	$288.3	$54.0	18.7%
Working capital	0.4	(23.6)	24.0	101.7%
Long-term investments	20.2	40.3	(20.1)	(49.9)%
2.5% contingent convertible senior notes due 2032	169.1	169.1	-	-%
1.5% contingent convertible senior notes due 2033	0.2	0.2	-	-%

Working Capital

Working capital as of March 31, 2012 and December 31, 2011 consisted of the following (dollar amounts in millions):

	Mar. 31, 2012	Dec. 31, 2011	$ Change	% Change
Cash, cash equivalents, and short-term investments	$342.3	$288.3	$54.0	18.7%
Accounts receivable, net	199.5	193.0	6.5	3.4%
Inventories, net	36.7	34.5	2.2	6.4%
Deferred tax assets, net	13.8	12.7	1.1	8.7%
Other current assets	24.8	22.6	2.2	9.7%

Total current assets	617.1	551.1	66.0	12.0%

Accounts payable	94.4	54.1	40.3	74.5%
Current portion of contingent convertible senior notes	169.1	169.1	-	-%
Reserve for sales returns	63.6	60.0	3.6	6.0%
Accrued consumer rebate and loyalty programs	116.2	139.9	(23.7)	(16.9)%
Managed care and Medicaid reserves	97.0	72.8	24.2	33.2%
Income taxes payable	4.6	-	4.6	100.0%
Other current liabilities	71.8	78.8	(7.0)	(8.9)%

Total current liabilities	616.7	574.7	42.0	7.3%

Working capital	$0.4	$(23.6)	$24.0	101.7%

We had cash, cash equivalents and short-term investments of $342.3 million and working capital of $0.4 million at March 31, 2012, as compared to $288.3 million and negative working capital of $23.6 million, respectively, at December 31, 2011. The increase in cash, cash equivalents and short-term investments and working capital was primarily due to the generation of $34.9 million of operating cash flow during the first quarter of 2012.

Accounts receivable, net, was $199.5 million and $193.0 million at March 31, 2012 and December 31, 2011, respectively. During both the first quarter of 2012 and the fourth quarter of 2011, at least half of our gross sales recognized during those quarters were made during the third month of the quarter. As our standard payment terms are 30 days, orders that occur during the last month of a quarter are typically not due for payment until after the end of the quarter. Gross sales during the month of March 2012 were $203.6 million, or 50.0% of the total gross sales for the first quarter of 2012, and gross sales during the month of December 2011 were $201.8 million, or 54.8% of total gross sales for the fourth quarter of 2011. Days’ sales outstanding, calculated as accounts receivable, net, as of the end of the reporting period, divided by total gross sales for the quarter, multiplied by the number of days in the quarter, was 45 days as of March 31, 2012 as compared to 48 days as of December 31, 2011. The calculated days’ sales outstanding is impacted by the timing of orders placed within their inventory management agreement terms by customers during the first quarter of 2012 and the fourth quarter of 2011. Total purchases by customers, excluding the impact of the sales of Graceway products, for the first quarter of 2012 were consistent with previous quarters. Gross sales during the first quarter of 2012 and during the month of December 2011 included sales of Graceway products, which were acquired as part of our acquisition of the assets of Graceway in December 2011. We sell our products primarily to major wholesalers and retail chain drugstores. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We also defer the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand, and we defer the recognition of revenue of our aesthetics products

DYSPORT®, PERLANE® and RESTYLANE®, until our exclusive U.S. distributor, McKesson, ships these products to physicians. There has not been a significant change in inventories in the distribution channel during the quarter ended March 31, 2012.

Accounts payable increased $40.3 million, or 74.5%, to $94.4 million at March 31, 2012 from $54.1 million at December 31, 2011. This was primarily due to $27.5 million of up-front payments related to product development agreements that were included in accounts payable at March 31, 2012, which were paid during April 2012.

Management believes existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future, but may not be sufficient to fund potential future significant business development activities. Our cash and short-term investments are available for dividends, milestone payments related to our product development collaborations, strategic investments, acquisitions of companies or products complementary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. In addition, we may consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

As of March 31, 2012, our short-term investments included $12.8 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During the first quarter of 2012, we liquidated approximately $0.1 million of our auction rate floating securities at par.

Operating Activities

Net cash provided by operating activities during the first quarter of 2012 was approximately $34.9 million, compared to cash provided by operating activities of approximately $95.1 million during the first quarter of 2011. The following is a summary of the primary components of cash provided by operating activities during the first quarter of 2012 and first quarter of 2011 (in millions):

	First Quarter 2012	First Quarter 2011
Income taxes paid	$(11.3)	$(6.0)
Payment made to 3M related to development agreement	(7.5)	-
Payment made to Anacor related to development agreement	-	(7.0)
Payment made to a Medicis partner related to a development agreement	(4.0)	-
(Increase) decrease in accounts receivable	(6.9)	31.5
Increase in accounts payable	37.2	4.3
Increase in reserve for returns	3.5	13.1
(Decrease) increase in accrued consumer rebates and loyalty programs	(23.8)	20.0
Increase (decrease) in Managed care and Medicaid reserves	24.2	(0.2)
Decrease in other current liabilities	(15.1)	(12.8)
Cash used in operating activities from discontinued operations	-	(5.5)
Other cash provided by operating activities	38.6	57.7

Cash provided by operating activities	$34.9	$95.1

Investing Activities

Net cash provided by investing activities during the first quarter of 2012 was approximately $22.9 million, compared to net cash used in investing activities during the first quarter of 2011 of $9.4 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective periods.

Financing Activities

Net cash used in financing activities during the first quarter of 2012 was $4.4 million, compared to net cash provided by financing activities of $2.7 million during the first quarter of 2011. Proceeds from the exercise of stock options were $2.8 million during the first quarter of 2012 compared to $9.5 million during the first quarter of 2011. Dividends paid during the first quarter of 2012 were $4.7 million and dividends paid during the first quarter of 2011 were $3.6 million.

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

On June 4, 2012 and 2017, or upon the occurrence of a change in control, holders of the Old Notes may require us to offer to repurchase their Old Notes for cash. On June 4, 2013 and 2018, or upon the occurrence of a change in control, holders of the New Notes may require us to offer to repurchase their New Notes for cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of Old Notes along with the deferred tax liability associated with accelerated interest deductions on the Old Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017. As of March 31, 2012, $169.1 million of the Old Notes and $65.1 million of deferred tax liabilities were classified as current liabilities in our condensed consolidated balance sheets. The $65.1 million of deferred tax liabilities were included within current deferred tax assets, net.

On May 3, 2012, we filed with the Securities and Exchange Commission (the “SEC”) a Tender Offer Statement on Schedule TO and a notice (the “Company Notice”) to the holders of the Old Notes related to the option of the holders to require us to repurchase all or a portion of their Old Notes on June 4, 2012. In addition, such Company Notice was made available through The Depository Trust Company and Deutsche Bank Trust Company Americas, the paying agent.

The Company Notice specifies the terms, conditions and procedures for surrendering and withdrawing the Old Notes for purchase. Specifically, the Company Notice provides that the opportunity to surrender the Old Notes for purchase will commence on May 3, 2012, and will terminate at 5:00 p.m., Eastern Time, on Friday, June 1, 2012, and also that the holders of the Old Notes may withdraw any Old Notes previously surrendered for purchase at any time prior to 5:00 p.m., Eastern Time, on June 1, 2012.

The Company Notice also states that validly surrendered and not withdrawn Old Notes will be purchased by us for $1,000 in cash per $1,000 principal amount at maturity of the Old Notes (the “Purchase Price”) and that accrued and unpaid interest on the Old Notes to, but not including, June 4, 2012 (an interest payment date under the terms of the Old Notes), will be paid to the holder of record at the close of business on May 19, 2012, prior to the payment of the Purchase Price as provided by the indenture. Accordingly, we expect that there will be no accrued and unpaid interest due as part of the Purchase Price. Additionally, the Company Notice states that holders that do not surrender their Old Notes for purchase will maintain the right to convert their Old Notes into shares of the Company’s Class A common stock, as further described below.

The Company Notice also makes clear that none of we, our board of directors or employees have made or are making any representation or recommendation as to whether or not any holder should surrender any of the Old Notes.

If all of the Old Notes are put back to us on June 4, 2012, we would be required to pay $169.1 million to purchase the Old Notes. We would also be required to pay the accumulated deferred tax liability related to the Old Notes.

During the quarters ended December 31, 2011 and March 31, 2012, the Old Notes met the criteria for the right of conversion into shares of our Class A common stock. This right of conversion of the holders of Old Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2011 and March 31, 2012. During the quarter ended March 31, 2012, no holders of Old Notes converted their Old Notes into shares of our Class A common stock. The holders of Old Notes have this conversion right only until June 30, 2012. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended March 31, 2012, the New Notes did not meet the criteria for the right of conversion.

Except for the New Notes, we had only $48.2 million of long-term liabilities at March 31, 2012, and, except for the Old Notes, we had $447.5 million of current liabilities at March 31, 2012. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

Dividends

We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. Since July 2003, we have paid quarterly cash dividends aggregating approximately $83.3 million on our common stock. In addition, on February 27, 2012, we announced that our Board of Directors had declared a cash dividend of $0.10 per issued and outstanding share of common stock, which was paid on April 30, 2012, to our stockholders of record at the close of business on April 2, 2012. This represents a 25% increase compared to our previous $0.08 dividend. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Fair Value Measurements

We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $12.8 million at March 31, 2012. These securities were included in long-term investments at March 31, 2012.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2011. There were no new significant accounting estimates in the first quarter of 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2011.

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

The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the three months ended March 31, 2012 and 2011 (in thousands):

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Dec. 31, 2011	$60,024	$211	$4,137	$2,050	$72,801	$139,948	$279,171

Actual	(5,703)	-	(7,672)	(2,089)	(39,143)	(129,320)	(183,927)

Provision	9,241	5,993	7,740	2,376	63,377	105,543	194,270

Balance at Mar. 31, 2012	$63,562	$6,204	$4,205	$2,337	$97,035	$116,171	$289,514

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Dec. 31, 2010	$60,692	$582	$2,830	$1,151	$49,375	$101,678	$216,308

Actual	(12,028)	-	(7,057)	(1,274)	(25,228)	(80,623)	(126,210)

Provision	25,138	3,635	6,578	1,245	25,009	100,649	162,254

Balance at Mar. 31, 2011	$73,802	$4,217	$2,351	$1,122	$49,156	$121,704	$252,352

The provision for product returns was $9.2 million, or 2.3% of gross product sales, and $25.1 million, or 7.4% of gross product sales, for the three months ended March 31, 2012 and 2011, respectively. The reserve for product returns increased $3.6 million, from $60.0 million as of December 31, 2011 to $63.6 million as of March 31, 2012. The decrease in the provision during the comparable periods was primarily related to additional estimated required reserves for newly-launched products recorded during the three months ended March 31, 2011.

The provision for sales discounts (or “cash discounts”) was $7.7 million, or 1.9% of gross product sales, and $6.6 million, or 1.9% of gross product sales, for the three months ended March 31, 2012 and 2011, respectively. The reserve for cash discounts increased $0.1 million, from $4.1 million as of December 31, 2011 to $4.2 million as of March 31, 2012. The increase in the provision during the comparable periods was due to an increase in gross product sales. The balance in the reserve for sales discounts at the end of a quarterly period is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuation in the reserve for sales discounts between periods is normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.

The provision for managed care and Medicaid rebates was $63.4 million, or 15.6% of gross product sales, and $25.0 million, or 7.4% of gross product sales, for the three months ended March 31, 2012 and 2011, respectively. The reserve for managed care and Medicaid rebates increased $24.2 million, from $72.8 million as of December 31, 2011 to $97.0 million as of March 31, 2012. The increase in the provision during the comparable periods and in the reserve during the three months ended March 31, 2012 was primarily due to new managed care contracts entered into during December 2011. It is expected that the new managed care contracts entered into during December 2011 will result in managed care rebates being a greater percentage of gross sales of our products, particularly SOLODYN®, during 2012 as compared to 2011.

The provision for consumer rebates and loyalty programs was $105.5 million, or 26.0% of gross product sales, and $100.6 million, or 29.6% of gross product sales, for the three months ended March 31, 2012 and 2011, respectively. The reserve for consumer rebates and loyalty programs decreased $23.7 million, from $139.9 million as of December 31, 2011 to $116.2 million as of March 31, 2012. The increase in the provision during the comparable periods was primarily due to the continued growth in loyalty programs related to our aesthetics products. The decrease in the reserve for consumer rebates and loyalty programs during the first quarter of 2012 was due to the impact of our alternate fulfillment initiatives launched during the first quarter of 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. We adopted ASU No. 2011-04 as of January 1, 2012 and the revised guidance, which relates to disclosure, did not impact our results of operations and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The updated guidance amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both alternatives, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be applied retrospectively. ASU No. 2011-05 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted, and will be applied retrospectively. We adopted ASU No. 2011-05 as of January 1, 2012, and the adoption of this amendment only impacted the presentation of comprehensive income within our condensed consolidated financial statements. Comprehensive income is now presented in the condensed consolidated statements of comprehensive income that are now included as part of our condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The updated guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in annual reporting periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 as of January 1, 2012, and the revised guidance did not impact our results of operations and financial condition.

Forward Looking Statements

This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-

looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:

•	development and launch of new competitive products, including over-the-counter or generic competitor products;
•	the ability to compete against generic and other branded products;
•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;
•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;
•	the speed with which regulatory authorizations and product launches may be achieved;
•	changes in the FDA’s position on the safety or effectiveness of our products;
•	changes in our product mix;
•	the anticipated size of the markets and demand for our products;
•	changes in prescription levels;
•	the impact of acquisitions, divestitures and other significant corporate transactions;
•	the effect of economic changes generally and in natural disaster-affected areas;
•	manufacturing or supply interruptions;
•	importation of other dermal filler or botulinum toxin products, including the unauthorized distribution of products approved in countries neighboring the U.S.;
•	changes in the prescribing or procedural practices of dermatologists and/or plastic surgeons, including prescription levels;
•	the ability to successfully market both existing products and new products, including products we acquired from Graceway in December 2011;
•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;
•	the availability of product supply or changes in the cost of raw materials;
•

trends toward managed care and health care cost containment, including health care initiatives and other third-party cost-containment pressures that could impose financial burdens or cause us to sell our products at lower prices, resulting in decreased revenues;

•

our strategy to negotiate additional new, multi-year contracts with targeted managed care organizations and pharmacy benefit managers, which may result in increased managed care rebates and have a negative impact on sales, reserves, profitability and the average selling price for affected products, such as SOLODYN®;

•	our ability to continue offering patient discounts and rebates for our products;
•	our ability to successfully launch and execute new patient rebate and related programs;
•

inadequate protection of our intellectual property or challenges to the validity or enforceability of our proprietary rights and our ability to secure patent protection from filed patent applications for our primary products, including SOLODYN®;

•	possible introduction of generic versions of our products, including SOLODYN®;
•

possible federal and/or state legislation or regulatory action affecting, among other things, our ability to enter into agreements with companies introducing generic versions of our products as well as pharmaceutical pricing, federal pharmaceutical contracts, mandatory discounts, and reimbursement, including under Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use;

•

legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations (including the civil investigative demand we recently received relating to various settlement and other agreements we entered into with makers of generic SOLODYN® products and other efforts principally regarding SOLODYN®), and other legal proceedings (see Note 17 in our accompanying condensed consolidated financial statements and Part II, Item 1, Legal Proceedings);

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
•

failure to comply with our federal health care programs and FDA requirements, which could result in substantial civil or criminal penalties and our being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations; and

•	the inability to successfully integrate newly-acquired entities.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. This Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 contains discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.     Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During the three months ended March 31, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.    Legal Proceedings

Stiefel VELTIN™ Litigation

On July 28, 2010, we filed suit against Stiefel Laboratories, Inc., a subsidiary of GlaxoSmithKline plc (“Stiefel”), in the United States District Court for the Western District of Texas – San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel, which was approved by the FDA in 2010, will infringe one or more claims of our U.S. Patent No. RE41,134 (the “’134 Patent”) covering our product ZIANA® Gel, a prescription topical gel indicated for the treatment of acne that was approved by the FDA in November 2006. The ’134 Patent is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and expires in February 2015. We have rights to the ’134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief we requested in the lawsuit includes a request for a permanent injunction preventing Stiefel from infringing the ’134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the ’134 Patent, including such activities relating to VELTIN™ Gel, and from inducing or contributing to any such activities. On October 8, 2010, we and the owner of the ’134 Patent filed a motion for a Preliminary Injunction seeking to enjoin sales of VELTIN™ Gel. We also requested a temporary restraining order, which application was heard and denied by the Court on October 15, 2010. On December 14, 2011, the case was reassigned to a new judge, who issued a new case scheduling order pursuant to which a “Markman Hearing” was held on March 20, 2012. At a Markman Hearing, a court determines the scope of the patent’s claims. We are awaiting the results of the Markman Hearing, and a jury trial has been set to commence on September 17, 2012.

On March 20, 2012, we filed another suit against Stiefel, including naming Stiefel’s parent company, GlaxoSmithKline plc (“GSK”). The suit was filed in the United States District Court for the District of New Jersey for patent infringement, and more specifically that Stiefel and GSK’s manufacture and sale of VELTINTM Gel infringes one or more claims of U.S. Patent No. 6,387,383 (the “’383 Patent”) covering our product ZIANA® Gel. The ’383 Patent is also listed in the FDA’s Approved Drug Products and Therapeutic Equivalence Evaluations (Orange Book) and expires in August 2020. We have rights to the ’383 Patent pursuant to an exclusive license agreement with the owner of the patent. In this action, we seek both monetary damages and a permanent injunction preventing Stiefel and/or GSK from engaging in infringing activities relating to the manufacture and sale of VELTINTM Gel. The case has only recently been filed and the defendants have not yet responded to the Complaint.

Actavis ZIANA® Litigation

On March 30, 2011, we received a Paragraph IV Patent Certification Notice from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for approval to market a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis has not advised us as to the expected timing or approval. Actavis’ Paragraph IV Patent Certification alleges that our U.S. Patent Nos. RE41,134 (the “’134 Patent”) and 6,387,383 (the “’383 Patent”) will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted, and that the ’134 Patent and the ’383 Patent are otherwise invalid. The expiration date for the ’134 Patent is in 2015, and the expiration date for the ’383 Patent is in 2020. On May 11, 2011, we filed suit against Actavis in the United States District Court for the District of Delaware. Originally, the suit sought an adjudication that Actavis’ ANDA infringes one or more claims of the ’134 Patent and the ’383 Patent, and that if approved, Actavis’ product will infringe those patents. In February 2012, we withdrew the ’134 Patent from the litigation and all claims concerning that patent were dismissed without prejudice. The relief we requested includes a request for a permanent injunction preventing the FDA from approving Actavis’ ANDA. As a result of the filing of the suit, we believe that Actavis’ ANDA cannot be approved by the FDA until after the expiration of the 30-month stay period or a court decision that the patents-in-suit are invalid or not infringed. Currently, a “Markman Hearing” is scheduled for May 8, 2012, and a bench trial is set to commence on July 8, 2013. At a Markman Hearing, a court determines the scope of the patent’s claims.

Acella TRIAZ® Litigation

On August 19, 2010, we filed suit against Acella Pharmaceuticals, Inc. (“Acella”) in the United States District Court for the District of Arizona based on Acella’s manufacture and offer for sale of benzoyl peroxide foaming cloths which we believe infringe one or more claims of our U.S. Patent No. 7,776,355 (the “’355 Patent”)

covering certain  of our  products, including  TRIAZ® (benzoyl peroxide) 3%, 6% and 9%  Foaming Cloths  indicated for the topical treatment of acne vulgaris. The ’355 Patent was issued to us by the U.S. Patent and Trademark Office (the “USPTO”) on August 17, 2010 and expires in June 2026. The relief we requested in the lawsuit includes a request for a Permanent Injunction preventing Acella from infringing the ’355 Patent by engaging in the manufacture, use, importation, offer to sell, or sale of any products covered by the ’355 Patent, including Acella’s benzoyl peroxide foaming cloths, and from inducing or contributing to any such activities. Acella filed with the USPTO a request for ex parte reexamination of the ’355 Patent, and filed with the Court a request that the litigation be stayed for the duration of the reexamination. Both the request for reexamination and the request for a stay were initially denied. Acella resubmitted its request for reexamination to the USPTO, which was granted on December 15, 2010. Acella again requested that the case be stayed pending reexamination, and the Court again denied Acella’s request. On August 12, 2011, the USPTO issued an initial action in the reexamination, confirming that several of the claims of the ’355 Patent are patentable, including several claims that we believe are infringed by Acella. The reexamination process is continuing. We filed a motion for a Preliminary Injunction on December 10, 2010. The hearing on the Preliminary Injunction motion was to be combined with a “Markman Hearing” that was scheduled for February 23, 2011. The Court held only the Markman Hearing on February 23, 2011, and deferred the hearing on the Preliminary Injunction motion until March 29, 2011. At the Markman Hearing, the Court determined the scope of the patent’s claims. Due to the need to postpone the March 29, 2011 hearing on the Preliminary Injunction due to scheduled conflicts, we withdrew our motion for a Preliminary Injunction in favor of a motion for an expedited trial. In the meantime, Acella moved for summary judgment that the claims of the ’355 Patent are invalid, and that we are entitled only to a reasonable royalty, not lost profit damages. We opposed this motion. On November 3, 2011, the Court granted the motion with respect to validity, and dismissed the motion with respect to lost profits damages. We filed an appeal with the Court on November 30, 2011. Briefing in the appeal was suspended pending mediation ordered by the Court of Appeals. During that mediation, terms of settlement were discussed. The parties are currently considering the proposed terms of the settlement and have agreed to continue the suspension of the proceedings in the Court of Appeals.

LOPROX® Patent Litigation

We filed lawsuits against each of Perrigo Company, Inc. (“Perrigo”), Nycomed U.S., Inc. (hereunder “Nycomed”), and Taro Pharmaceuticals U.S.A., Inc. and Taro Pharmaceutical Industries, Ltd. (together, “Taro”) on July 19, 2011, and against Watson Pharmaceuticals, Inc. (“Watson,” and collectively with Perrigo, Nycomed, and Taro, the “Defendants”) on October 21, 2011, in the U.S. District Court for the Southern District of New York. Each of the lawsuits seeks an adjudication that the respective Defendant is infringing one or more claims of our U.S. Patent No. 7,981,909 (the “’909 Patent”) by making, using, offering for sale, selling in the U.S. or importing, without authority, a generic version of LOPROX® Shampoo (ciclopirox) 1%. Perrigo, Nycomed and Taro received FDA approval for generic ciclopirox 1% shampoos on or about February 16, 2010, May 25, 2010 and February 23, 2011, respectively. Watson acquired rights to a generic ciclopirox 1% shampoo from Perrigo on or about July 26, 2011, which shampoo was approved by the FDA on November 24, 2009. The ’909 Patent was issued to us by the USPTO on July 19, 2011 and expires in September 2017. The relief we requested in each of the lawsuits includes damages and a request for a permanent injunction preventing the respective Defendant from selling a generic version of LOPROX® prior to the expiration of the ’909 Patent. We formally served each of defendants Perrigo, Nycomed, and Taro Pharmaceuticals U.S.A., Inc. with the complaints on October 13, 2011. Taro Pharmaceutical Industries, Ltd. was formally served on October 24, 2011. Watson was formally served on December 8, 2011. On February 6, 2012 and February 21, 2012, respectively, we entered into License and Settlement Agreements with Watson and Taro, and effective March 1, 2012, we entered into a License and Settlement Agreement with Perrigo (collectively, the “Loprox Settlement Agreements”). In connection with the Loprox Settlement Agreements, we and Watson, Taro and Perrigo, respectively, agreed to settle all legal disputes between us relating to LOPROX® Shampoo and we agreed to withdraw our complaints against such parties pending in the U.S. District Court for the Southern District of New York. Subject to the terms and conditions contained in the Loprox Settlement Agreements, we granted each of Watson, Taro and Perrigo a non-exclusive royalty-bearing license to make and sell limited quantities of a generic version of LOPROX® Shampoo. Our action against Nycomed is still pending.

Zydus Pharmaceuticals USA, Inc. SOLODYN® Litigation

On April 27, 2012, we received a Paragraph IV Patent Certification from Zydus Pharmaceuticals USA, Inc. (“Zydus”), advising that Zydus has filed an ANDA with the FDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 55mg, 65mg, 80mg, 90mg, 105mg and 135mg strengths. Zydus has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Zydus’s Paragraph IV Patent Certification alleges that our U.S. Patent Nos. 5,908,838, 7,541,347, 7,544,373, 7,790,705 and 7,919,483 are invalid and/or will not be infringed by Zydus’s manufacture, use or sale of the products for which the ANDA was submitted. The expiration dates for the patents are in 2018, 2027, 2027, 2025 and 2027, respectively. We intend to continue to vigorously defend our intellectual property relating to SOLODYN®.

Civil Investigative Demand from the U.S. Federal Trade Commission

As previously disclosed in our SEC filings, we entered into various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation. On May 2, 2012, we received a civil investigative demand from the U.S. Federal Trade Commission (the “FTC”) requiring that we provide to the FTC information and documents relating to such agreements, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice in accordancLODYNe with the requirements of the Medicare Modernization Act of 2003, and other efforts principally relating to SOLODYN®. We intend to cooperate with this investigative process. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge us through a civil administrative or judicial proceeding. It is not possible to predict the outcome of this process or any subsequent proceedings, which could result in the imposition of monetary and/or injunctive relief, including the invalidation of agreements. However, we believe that the subject agreements and efforts do not exceed the term or scope of its patents and are otherwise consistent with antitrust laws and applicable precedents. If the FTC ultimately challenges the agreements, we would expect to vigorously defend itself in any such action, which we would anticipate to be a multi-year, protracted process. However, no assurance can be given as to the timing or outcome of such process.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Other than the additional risks set forth below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our agreements with makers of generic SOLODYN® products are facing increased government scrutiny in the U.S.

We are and have been involved in numerous patent litigations that have resulted or may result in settlement agreements. We filed those agreements with the FTC and the Antitrust Division of the Department of Justice for review. The FTC has brought actions against some brand and generic companies that have entered into such agreements alleging violations of antitrust laws in connection therewith.

On May 2, 2012, we received a civil investigative demand from the FTC that requires us to provide the FTC information and documents relating to various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation, and other efforts principally regarding SOLODYN®. If, at the conclusion of this process, the FTC believes that these or other agreements or efforts violates antitrust laws, it could challenge us through an administrative or judicial proceeding, which could result in the imposition of monetary and/or injunctive relief, including the invalidation of agreements, any of which could have a material adverse effect on our results of operations and financial condition. In addition, any such litigation could be protracted, requiring a substantial commitment of our management’s time and cash expenditures over multiple years.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities for the three-month period ended March 31, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Plans or Programs (1)

January 1, 2012 to January 31, 2012	-	$-	-
February 1, 2012 to February 29, 2012	-	$-	-
March 1, 2012 to March 31, 2012	-	$-	-

Total	-	$-	-	$49,914,188

(1) On August 8, 2011, the Company announced that its Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. The plan is scheduled to terminate on the earlier of the first anniversary of the plan or the time at which the repurchase limit of $200 million is reached, but may be suspended or terminated at any time at the Company’s discretion without prior notice. As of March 31, 2012, 4,438,233 shares at an average cost of $33.82 per share, or approximately $150 million in the aggregate, have been purchased as part of this plan.

Item 6.    Exhibits

Exhibit 10.1+*	Amendment No. 1 to License and Settlement Agreement among the Company, Ranbaxy Inc. and Ranbaxy Laboratories Limited, dated as of February 29, 2012

Exhibit 10.2+

Letter Agreement between the Company and Ipsen Biopharm Ltd. (formerly known as Ipsen, Ltd.), amending the Development and Distribution Agreement by and between Aesthetica, Ltd. and Ipsen Ltd. dated March 16, 2012

Exhibit 10.3+*	Amended and Restated Collaboration Agreement between Ucyclyd Pharma, Inc. and Hyperion Therapeutics, Inc., dated March 22, 2012

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101++**

The following financial information from Medicis Pharmaceutical Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for each of the three-month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2012 and 2011, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

MEDICIS PHARMACEUTICAL CORPORATION

Date: May 8, 2012	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2012	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)