Form 10-Q
period 2012-06-30
MEDICIS PHARMACEUTICAL CORP
filed 2012-08-09
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(602) 808-8800

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding atAugust 6, 2012
Class A Common Stock $.014 Par Value	59,756,432 (a)
(a) includes 1,992,476 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Part I.  Financial Information

Item 1.  Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012		December 31, 2011

Assets	(unaudited	)
Current assets:
Cash and cash equivalents	$256,094		$42,823
Short-term investments	573,525		245,497
Accounts receivable, net	104,269		193,009
Inventories, net	40,427		34,519
Deferred tax assets, net	69,214		12,720
Prepaid income taxes	28,126		1,314
Other current assets	25,544		21,272

Total current assets	1,097,199		551,154

Property and equipment, net	31,443		25,081
Intangible assets, net	471,046		502,492
Goodwill	202,703		202,627
Deferred tax assets, net	61,429		114,555
Long-term investments	22,559		40,270
Other assets	37,111		15,780

	$1,923,490		$1,451,959

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011

Liabilities	(unaudited)
Current liabilities:
Accounts payable	$76,876	$54,094
Current portion of long-term debt	181	169,145
Reserve for sales returns	63,920	60,024
Accrued consumer rebates and loyalty programs	81,240	139,948
Managed care and Medicaid reserves	96,252	72,801
Other current liabilities	81,380	78,785

Total current liabilities	399,849	574,797

Long-term liabilities:
Long-term debt	591,162	181
Other liabilities	51,055	44,998

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; issued and outstanding: none	-	-
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 75,952,663 and 74,740,324 at June 30, 2012 and December 31, 2011, respectively	1,037	1,028
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	-	-
Additional paid-in capital	852,661	796,979
Accumulated other comprehensive loss	(19,914)	(21,315)
Accumulated earnings	575,987	567,581
Less: Treasury stock, 18,192,010 and 17,745,039 shares at cost at June 30, 2012 and December 31, 2011, respectively	(528,347)	(512,290)

Total stockholders’ equity	881,424	831,983

	$1,923,490	$1,451,959

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net product revenues	$195,092	$189,819	$395,138	$353,715
Net contract revenues	1,462	1,008	3,159	2,025

Net revenues	196,554	190,827	398,297	355,740

Cost of product revenues (1)	21,770	18,237	42,703	32,568

Gross profit	174,784	172,590	355,594	323,172

Operating expenses:
Selling, general and administrative (2)	101,933	90,393	205,371	175,023
Research and development (3)	23,312	15,195	75,143	29,468
Depreciation and amortization	18,077	7,110	36,157	14,434

Operating income	31,462	59,892	38,923	104,247

Interest and investment income	(560)	(1,238)	(1,173)	(2,512)
Interest expense	4,024	1,141	5,082	2,199
Other expense (income), net	2,900	-	(100)	-

Income from continuing operations before income tax expense	25,098	59,989	35,114	104,560

Income tax expense	10,172	25,477	14,839	43,363

Net income from continuing operations	14,926	34,512	20,275	61,197

Loss from discontinued operations, net of income tax benefit	-	5,729	-	13,054

Net income	$14,926	$28,783	$20,275	$48,143

Basic net income per share - continuing operations	$0.25	$0.55	$0.34	$0.99

Basic net loss per share - discontinued operations	$-	$(0.09)	$-	$(0.22)

Basic net income per share	$0.25	$0.46	$0.34	$0.78

Diluted net income per share - continuing operations	$0.24	$0.51	$0.33	$0.91

Diluted net loss per share - discontinued operations	$-	$(0.09)	$-	$(0.22)

Diluted net income per share	$0.24	$0.43	$0.33	$0.72

Cash dividend declared per common share	$0.10	$0.08	$0.20	$0.16

Common shares used in calculating:
Basic net income per share	57,560	60,308	57,549	59,719

Diluted net income per share	63,980	67,140	63,983	66,347

(1) amounts exclude amortization of intangible assets related to acquired products	$15,676	$5,266	$31,352	$10,718
(2) amounts include share-based compensation expense	$3,158	$8,705	$11,558	$14,989
(3) amounts include share-based compensation expense	$(64)	$615	$633	$1,020

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income	$14,926	$28,783	$20,275	$48,143
Other comprehensive income, net of income taxes:
Amortization of prior service costs related to supplemental executive retirement plan	775	256	1,550	256
Establishment of prior service costs for new participants under supplemental executive retirement plan	-	(21,647)	(531)	(21,647)
Net unrealized (loss) gain on available-for-sale securities	(73)	123	331	175
Foreign currency translation adjustment	(135)	(81)	51	67

Total other comprehensive income, net of income taxes	567	(21,349)	1,401	(21,149)

Comprehensive income	$15,493	$7,434	$21,676	$26,994

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended

	June 30, 2012	June 30, 2011
Operating Activities:
Net income	$20,275	$48,143
Loss from discontinued operations, net of income tax benefit	-	13,054

Net income from continuing operations	20,275	61,197

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	36,157	14,434
Amortization of prior service costs, supplemental executive retirement plan	2,419	400
Amortization of discount on long-term debt	1,750	-
Amortization of debt issuance costs	296	-
Gain on sale of product rights	(3,000)	-
Charge reducing value of investment in a third party entity	2,900	-
Net gain on sale of available-for-sale investments and supplemental executive retirement plan investments, net	(111)	(27)
Share-based compensation expense	12,191	16,009
Deferred income tax (benefit)	(3,137)	(877)
Tax benefit from exercise of stock options and vesting of restricted stock awards	1,153	1,864
Excess tax benefits from share-based payment arrangements	(4,647)	(2,872)
(Decrease) increase in provision for sales discounts and chargebacks	(1,865)	1,163
Net amortization (accretion) of premium (discount) on investments	1,071	2,604
Changes in operating assets and liabilities:
Accounts receivable	90,605	(36,940)
Inventories	(5,908)	4,453
Prepaid income taxes	(26,812)	(395)
Other current assets	(4,271)	(3,600)
Accounts payable	20,683	4,378
Reserve for sales returns	3,896	17,528
Accrued consumer rebates and loyalty programs	(58,708)	23,244
Managed care and Medicaid reserves	23,451	1,863
Income taxes payable	-	(4,628)
Other current liabilities	(6,473)	(12,607)
Other liabilities	5,228	128

Net cash provided by operating activities from continuing operations	107,143	87,319

Net cash used in operating activities from discontinued operations	-	(9,978)

Net cash provided by operating activities	107,143	77,341

Investing Activities:
Purchase of property and equipment	(8,942)	(2,834)
Payments for purchase of product rights	(109)	(12,824)
Proceeds from sale of product rights	6,000	-
Purchase of investments for supplemental executive retirement plan	(12,512)	-
Purchase of available-for-sale investments	(418,191)	(474,810)
Sale of available-for-sale investments	58,371	112,379
Maturity of available-for-sale investments	49,019	188,865

Net cash used in investing activities	(326,364)	(189,224)

Financing Activities:
Payment of dividends	(10,606)	(8,535)
Proceeds from issuance of long-term debt	500,000	-
Purchase of hedge related to long-term debt	(80,000)	-
Proceeds from sale of warrants related to long-term debt	35,150	-
Payment of debt issuance costs	(14,239)	-
Payment of principal of long-term debt	(3)	-
Withholding of common shares for tax obligations on vested restricted stock awards	(16,057)	(4,731)
Excess tax benefits from share-based payment arrangements	4,647	2,872
Proceeds from the exercise of stock options	13,549	54,049

Net cash provided by financing activities	432,441	43,655

Effect of exchange rate on cash and cash equivalents	51	67

Net increase (decrease) in cash and cash equivalents	213,271	(68,161)
Cash and cash equivalents at beginning of period	42,823	218,362

Cash and cash equivalents at end of period	$256,094	$150,201

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

1.	NATURE OF BUSINESS

Medicis Pharmaceutical Corporation (“Medicis” or the “Company”) is a leading specialty pharmaceutical company focusing primarily on helping patients attain a healthy and youthful appearance and self-image through the development and marketing in the United States (“U.S.”) and Canada of products for the treatment of dermatological and aesthetic conditions.

The Company offers a broad range of products addressing various conditions or aesthetic improvements including facial wrinkles, glabellar lines, acne, fungal infections, hyperpigmentation, photoaging, psoriasis, actinic keratosis, bronchospasms, external genital and perianal warts/condyloma acuminate, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis currently offers 29 branded products. Its primary brands are DYSPORT®, PERLANE®, RESTYLANE®, SOLODYN®, VANOS®, ZIANA® and ZYCLARA®.

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

On February 25, 2011, the Company announced that as a result of the Company’s strategic planning process and the existing regulatory and commercial capital equipment environment, the Company would explore strategic alternatives for its LipoSonix business including, but not limited to, the sale of the stand-alone business. As a result of this decision, the Company classified the LipoSonix business as a discontinued operation for consolidated financial statement reporting purposes. On November 1, 2011, the Company sold LipoSonix to Solta Medical, Inc.

The following is a summary of loss from discontinued operations, net of income tax benefit, for the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Net revenues	$200	$356
Cost of revenues	82	2,456

Gross profit	118	(2,100)
Operating expenses:
Selling, general and administrative	5,731	11,594
Research and development	3,302	6,648

Loss from discontinued operations before income tax benefit	(8,915)	(20,342)
Income tax benefit	(3,186)	(7,288)

Loss from discontinued operations, net of income tax benefit	$(5,729)	$(13,054)

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

The following is a summary of net cash used in operating activities from discontinued operations for the six months ended June 30, 2011 (in thousands):

Six Months Ended
June 30, 2011

Loss from discontinued operations, net of income tax benefit	$(13,054)
Share-based compensation expense	1,795
Decrease in assets held for sale from discontinued operations	2,879
Decrease in liabilities held for sale from discontinued operations	(1,598)

Net cash used in operating activities from discontinued operations	$(9,978)

3.	SHARE-BASED COMPENSATION

At June 30, 2012, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards.

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

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2012, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2012, was approximately $1.5 million and the related weighted average period over which it is expected to be recognized is approximately 2.5 years.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the six months ended June 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	4,101,505	$31.31

Granted	88,818	$36.72
Exercised	(619,185)	$22.47
Terminated/expired	(58,348)	$38.28

Balance at June 30, 2012	3,512,790	$32.88	2.3	$11,322,820

The intrinsic value of options exercised during the six months ended June 30, 2012 was approximately $8.7 million. Options exercisable under the Company’s share-based compensation plans at June 30, 2012 were 3,340,931 with a weighted average exercise price of $33.06, a weighted average remaining contractual term of 2.1 years, and an aggregate intrinsic value of approximately $10.3 million.

A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of June 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, net of expected forfeitures	3,339,865	$32.95	2.3	$10,518,196
Exercisable, net of expected forfeitures	3,210,396	$33.02	2.1	$9,924,196

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
	June 30, 2012	June 30, 2011
Expected dividend yield	1.06% to 1.14%	0.77% to 0.88%
Expected stock price volatility	0.31 to 0.32	0.33
Risk-free interest rate	1.13% to 1.19%	2.47% to 2.81%
Expected life of options	6.0 to 7.0 Years	7.0 Years

The expected dividend yield is based on expected annual dividends to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant whose term is consistent with the expected life of the related grant. The expected lives of the options are based on the Company’s historical exercise data.

The weighted average fair value of stock options granted during the six months ended June 30, 2012 and 2011, was $10.77 and $12.25, respectively.

Restricted Stock Awards

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. As of June 30, 2012, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to June 30, 2012, was approximately $47.4 million, and the related weighted average period over which it is expected to be recognized is approximately 3.5 years.

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2012, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	1,919,462	$22.61

Granted	705,807	$35.01
Vested	(585,722)	$20.54
Forfeited	(31,349)	$30.81

Nonvested at June 30, 2012	2,008,198	$27.44

The total fair value of restricted shares vested during the six months ended June 30, 2012 and 2011 was approximately $12.0 million and $8.5 million, respectively.

Stock Appreciation Rights

During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SAR is expensed over the service period of the employee receiving the grant, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting during each reporting period based on the new fair value. As of June 30, 2012, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to June 30, 2012, based on the remeasurement at June 30, 2012, was approximately $17.8 million, and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

The fair value of each SAR was estimated on the date of the grant, and was remeasured at quarter-end, using the Black-Scholes option pricing model with the following assumptions:

	Remeasurement as of June 30, 2012	SARs Granted During the Six Months Ended June 30, 2011
Expected dividend yield	1.17%	0.87%
Expected stock price volatility	0.31	0.32
Risk-free interest rate	0.41% to 0.72%	3.12%
Expected life of SARs	2.7 to 4.6 Years	7.0 Years

No SARs were granted during the six months ended June 30, 2012. The weighted average fair value of SARs granted during the six months ended June 30, 2011, as of the grant date, was $9.90. The weighted average fair value of all SARs outstanding as of the remeasurement date of June 30, 2012 was $16.77.

A summary of SARs activity for the six months ended June 30, 2012 is as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	2,323,060	$17.52
Granted	-	$-
Exercised	(295,877)	$14.65
Terminated/expired	(82,983)	$17.55

Balance at June 30, 2012	1,944,200	$17.96	4.3	$31,484,679

The intrinsic value of SARs exercised during the six months ended June 30, 2012 was approximately $6.3 million.

As of June 30, 2012, 175,195 SARs were exercisable, with a weighted average exercise price of $16.75, a weighted average remaining contractual term of 4.2 years, and an aggregate intrinsic value of approximately $3.0 million.

Total share-based compensation expense related to continuing operations recognized during the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock options	$209	$234	$404	$484
Restricted stock awards	3,364	3,197	6,983	5,799
Stock appreciation rights	(479)	5,889	4,804	9,726

Total share-based compensation expense	$3,094	$9,320	$12,191	$16,009

4.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

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

Participants in the SERP received credit for prior service with the Company. The prior service accrued benefit of approximately $33.8 million was recorded during the three months ended June 30, 2011 as other comprehensive income within stockholders’ equity, and is amortized as compensation expense over the remaining service years of each participant. The Company also established a deferred tax asset of approximately $12.0 million, the benefit of which was also recorded in other comprehensive income. During the three months ended March 31, 2012, an additional participant was added to the plan, and a prior service accrued benefit of approximately $0.8 million was recorded as other comprehensive income within stockholders’ equity, and is being amortized over the remaining service years of the participant. Total amortization of prior service costs recognized as compensation expense during the three and six months ended June 30, 2012, was approximately $1.2 million and $2.4 million, respectively. Amortization of prior service costs recognized as compensation expense during the three months ended June 30, 2011, was approximately $0.4 million, representing one month of amortization.

Compensation expense recognized during the three and six months ended June 30, 2012 related to current service costs was approximately $0.3 million and $0.5 million, respectively. Interest cost accrued related to prior and current service costs during the three and six months ended June 30, 2012 was approximately $0.4 million and $0.8 million, respectively. The total present value of accrued benefits for the SERP as of June 30, 2012 was approximately $37.1 million, which is included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2012.

The Company maintains a rabbi trust to fund the SERP benefit. During the three months ended September 30, 2011 and three months ended June 30, 2012, the Company purchased life insurance policy investments of approximately $9.8 million and $12.1 million, respectively, to fund the SERP. The life insurance policies cover the SERP participants. The Company intends to make similar annual purchases during each of the next three years. During the three months ended March 31, 2012, the Company made an additional life insurance policy investment purchase of approximately $0.4 million related to the new participant added to the SERP during such time. No material net gains on the investments were recognized during the three or six months ended June 30, 2012. The Company’s expected return on the plan assets is 4%. The total investment related to the SERP of $22.4 million is included in other assets in the Company’s condensed consolidated balance sheets as of June 30, 2012, and is the cash surrender value of the life insurance policies, representing the fair value of the plan assets.

5.	SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. Except for impairments related to the illiquidity of the Company’s auction rate floating securities, other-than-temporary impairments are charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At June 30, 2012, the Company has recorded the estimated fair value of available-for-sale securities in short-term and long-term investments of approximately $573.5 million and $22.6 million, respectively.

Available-for-sale securities consist of the following at June 30, 2012 (in thousands):

	June 30, 2012

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment Losses	Fair Value

Corporate notes and bonds	$ 299,940	$ 338	$ (212)	$ -	$ 300,066
Federal agency notes and bonds	236,684	220	(59)	-	236,845
Auction rate floating securities	17,350	-	(4,584)	-	12,766
Asset-backed securities	46,400	21	(14)	-	46,407

Total securities	$ 600,374	$ 579	$ (4,869)	$ -	$ 596,084

	December 31, 2011

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other-Than- Temporary Impairment Losses	Fair Value

Corporate notes and bonds	$ 138,554	$ 161	$ (549)	$-	$ 138,166
Federal agency notes and bonds	125,092	221	(24)	-	125,289
Auction rate floating securities	17,400	-	(4,607)	-	12,793
Asset-backed securities	9,527	-	(8)	-	9,519

Total securities	$ 290,573	$ 382	$ (5,188)	$-	$ 285,767

During the six months ended June 30, 2012, gross realized gains on sales of available-for-sale securities totaled approximately $0.1 million. During the three and six months ended June 30, 2012, there were no significant gross realized losses on sales of available-for-sale securities. During the three and six months ended June 30, 2011, there were no significant gross realized gains or losses on sales of available-for-sale securities. Gross unrealized gains and losses are determined based on the specific identification method. The net adjustment to unrealized losses during the six months ended June 30, 2012, on available-for-sale securities included in stockholders’ equity totaled approximately $0.3 million. The amortized cost and estimated fair value of the available-for-sale securities at June 30, 2012, by maturity, are shown below (in thousands):

	June 30, 2012

	Cost	Estimated Fair Value

Available-for-sale
Due in one year or less	$261,275	$261,399
Due after one year through five years	321,749	321,919
Due after 10 years	17,350	12,766

	$600,374	$596,084

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At June 30, 2012, approximately $22.6 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.

As of June 30, 2012, the Company’s investments included auction rate floating securities with a fair value of $12.8 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets from 2008 through the first six months of 2012 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.

The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 (in thousands):

	Less Than 12 Months		Greater Than 12 Months

	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Corporate notes and bonds	$144,330	$ (170)	$1,958	$ (42)
Federal agency notes and bonds	136,641	(59)	-	-
Auction rate floating securities	-	-	12,766	(4,584)
Asset-backed securities	16,267	(14)	-	-

Total securities	$297,238	$ (243)	$14,724	$ (4,626)

As of June 30, 2012, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.

6.	FAIR VALUE MEASUREMENTS

As of June 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s short-term and long-term investments, including investments in auction rate floating securities.

The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (See Note 5). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of June 30, 2012. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at June 30, 2012 and December 31, 2011, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using

	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate notes and bonds	$300,066	$-	$300,066	$-
Federal agency notes and bonds	236,845	-	236,845	-
Auction rate floating securities	12,766	-	-	12,766
Asset-backed securities	46,407	-	46,407	-

Total assets measured at fair value	$596,084	$-	$583,318	$12,766

		Fair Value Measurement at Reporting Date Using

	Dec. 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate notes and bonds	$138,166	$-	$138,166	$-
Federal agency notes and bonds	125,289	-	125,289	-
Auction rate floating securities	12,793	-	-	12,793
Asset-backed securities	9,519	-	9,519	-

Total assets measured at fair value	$285,767	$-	$272,974	$12,793

The following tables present the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction Rate Floating Securities

Balance at March 31, 2012	$12,754
Transfers to (from) Level 3	-
Total gains (losses) included in other (income) expense, net	-
Total gains included in other comprehensive income	12
Purchases	-
Settlements	-

Balance at June 30, 2012	$12,766

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction Rate Floating Securities

Balance at December 31, 2011	$12,793
Transfers to (from) Level 3	-
Total gains (losses) included in other (income) expense, net	-
Total gains included in other comprehensive income	23
Purchases	-
Settlements	(50)

Balance at June 30, 2012	$12,766

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

Available-for-sale securities classified within Level 3 of the fair value hierarchy (auction rate floating securities) are valued utilizing a discounted cash flow model. Key variables that are included in the Company’s calculation of the fair value of its auction rate floating securities utilizing a discounted cash flow model are weighted average cost of capital (“WACC”), liquidity horizon and estimated coupon rate. The liquidity horizon is an estimation of how long the liquidity issue of the auction rate floating securities will continue to exist. As part of its calculation of the fair value of its auction rate floating securities as of June 30, 2012, the Company used a WACC of 5.0%, a liquidity horizon of nine years, and an estimated coupon rate of a 12-month historical average for the indexes. The 12-month historical averages for 1-Month LIBOR and 90-Day T-Bills were 0.24% and 0.04%, respectively. As part of its assessment of these variables used in calculating the fair value of its auction rate floating securities, the Company performs a sensitivity analysis to understand the potential impact of using different amounts for these variables. As of June 30, 2012, the sensitivity analysis did not produce calculated fair values that were significantly different from those calculated using the variables described above.

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

Research and development expense for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Ongoing research and development costs	$15,376	$7,080	$27,504	$13,948
Payments related to strategic collaborations	8,000	7,500	47,006	14,500
Share-based compensation expense	(64)	615	633	1,020

Total research and development	$23,312	$15,195	$75,143	$29,468

8.	STRATEGIC COLLABORATIONS

Development and License Agreement with a specialty pharmaceutical company

On March 30, 2012, the Company entered into a Development and License Agreement with a specialty pharmaceutical company pursuant to which the Company obtained exclusive worldwide rights for the development and commercialization of an investigational drug targeted at certain topical skin applications. Under the terms of the agreement, the Company agreed to pay an up-front payment of $25.0 million in connection with the execution of the agreement, and will pay up to an additional $80.0 million upon the achievement of certain research, development and regulatory milestones and up to an additional $120.0 million upon the achievement of certain commercial milestones, as well as royalties on future sales. The initial $25.0 million up-front payment, which was paid in April 2012, was recognized as research and development expense during the three months ended March 31, 2012.

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

Amended and Restated Collaboration Agreement and Asset Purchase Agreement with Hyperion

On March 22, 2012, Ucyclyd Pharma, Inc. (“Ucyclyd”), a wholly-owned subsidiary of the Company, and Hyperion Therapeutics, Inc. (“Hyperion”) entered into an Amended and Restated Collaboration Agreement (the “Amended Collaboration Agreement”), which amended and restated their existing Collaboration Agreement, dated August 23, 2007, as previously amended on or about November 24, 2008, June 29, 2009 and October 12, 2009 (the “Prior Collaboration Agreement”).

Pursuant to the terms of the Prior Collaboration Agreement, Ucyclyd granted rights to Hyperion, exercisable in the future, to purchase certain worldwide rights to Ucyclyd’s existing on-market products AMMONUL® and BUPHENYL® under certain conditions, as well as to develop and commercialize Ravicti™, a compound referred to as HPN-100 (and also previously referred to as GT4P in the Prior Collaboration Agreement), for the treatment of urea cycle disorder, hepatic encephalopathies and other indications. The parties agreed to supersede the Prior Collaboration Agreement with the Amended Collaboration Agreement, under which Hyperion will continue to have the right, exercisable no earlier than January 1, 2013, to purchase certain worldwide rights to AMMONUL® and BUPHENYL®, subject to Ucyclyd’s right to elect to retain such rights to AMMONUL®, and an Asset Purchase Agreement of even date (the “APA”), under which Hyperion agreed to purchase Ucyclyd’s rights to Ravicti™ on the terms set forth therein. The parties completed the sale of Ravicti™ under the APA on March 22, 2012, for which Hyperion paid Ucyclyd $6.0 million. If Ravicti™ is not approved by the FDA by January 1, 2013, Ucyclyd will pay Hyperion $0.5 million per month until June 30, 2013, or until Ravicti™ is approved, whichever comes first, subject to a maximum of $3.0 million in aggregate payments. Pursuant to the APA, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to Ravicti™ and, pursuant to the terms of the Amended Collaboration Agreement, following exercise of its purchase rights, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to AMMONUL® (but only if Ucyclyd does not elect to retain rights to AMMUNOL®) and BUPHENYL®. Ucyclyd will continue to be entitled to all revenue from the sales of AMMONUL® and BUPHENYL® until the exercise of the purchase rights by Hyperion. If Hyperion elects to purchase AMMONUL® and BUPHENYL®, but Ucyclyd elects to retain AMMONUL®, then AMMONUL® will remain an asset of Ucyclyd and Ucyclyd will continue to be entitled to all revenue from the sales of AMMONUL®. A net gain of $3.0 million on the sale of Ravicti™ to Hyperion was recognized in other income during the three months ended March 31, 2012. This consisted of the $6.0 million payment Ucyclyd received from Hyperion, partially offset by the $3.0 million in total potential contingent payments that Ucyclyd could pay to Hyperion during the first six months of 2013, based upon the timing of the approval of Ravicti™ by the FDA. The $3.0 million contingent liability is included in other current liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2012.

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

During the three months ended December 31, 2010 and June 30, 2011, development milestones were achieved, and the Company made a $10.0 million and a $5.5 million payment, respectively, pursuant to the agreements. The initial $5.0 million payment and the $10.0 million milestone payment were recognized as research and development expense during 2010, and the $5.5 million milestone payment was recognized as research and development expense during the three months ended June 30, 2011. As of June 30, 2012, $75.0 million of potential milestone payments upon successful completion of certain clinical, regulatory and commercial milestones remain.

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

The Company operates in one business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, contract revenue, and beginning on December 2, 2011, upon the Company’s acquisition of the assets of Graceway Pharmaceuticals, LLC (“Graceway”), products in the respiratory and women’s health specialties. The acne and acne-related dermatological product lines include SOLODYN® and ZIANA®. During early 2011, the Company discontinued its TRIAZ® branded products and decided to no longer promote its PLEXION® branded products. The non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE®, VANOS® and ZYCLARA®. ZYCLARA® was acquired by the Company as part of the acquisition of the assets of Graceway on December 2, 2011. The non-dermatological product lines include AMMONUL®, BUPHENYL® and the MAXAIR® AUTOHALER®. The MAXAIR® AUTOHALER® was acquired by the Company as part of the acquisition of the assets of Graceway on December 2, 2011.  The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.

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

Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Acne and acne-related dermatological products	$93,131	$123,130	$201,632	$226,592
Non-acne dermatological products	81,113	57,719	155,112	109,940
Non-dermatological products	22,310	9,978	41,553	19,208

Total net revenues	$196,554	$190,827	$398,297	$355,740

	Three Months Ended		Six Months Ended

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Acne and acne-related dermatological products	48%	65%	51%	64%
Non-acne dermatological products	41	30	39	31
Non-dermatological products	11	5	10	5

Total net revenues	100%	100%	100%	100%

During the three and six months ended June 30, 2012, approximately 5.3% and 5.1% of the Company’s net revenues were generated in Canada. No country or region outside of the U.S. and Canada generated more than 5%, individually or in the aggregate, of the Company’s net revenues during the three or six months ended June 30, 2012. During the three and six months ended June 30, 2011, less than 5% of the Company’s net revenues were generated outside of the U.S.

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

Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of June 30, 2012 and December 31, 2011, there were no costs capitalized into inventory for products that had not yet received regulatory approval.

Inventories as of June 30, 2012 and December 31, 2011 is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$11,752	$9,100
Work-in-process	1,148	5,495
Finished goods	31,572	29,250
Valuation reserve	(4,045)	(9,326)

Total inventories	$40,427	$34,519

11. OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2012 and December 31, 2011 is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued incentives, including SARs liability	$33,331	$41,516
Deferred revenue	17,129	13,703
Other accrued expenses	30,920	23,566

	$81,380	$78,785

Deferred revenue as of June 30, 2012 and December 31, 2011 is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred revenue - aesthetics products, net of cost of revenue	$8,917	$13,349
Deferred revenue - sales into distribution channel in excess of eight weeks of projected demand	8,070	212
Other deferred revenue	142	142

	$17,129	$13,703

The Company defers revenue, and the related cost of revenue, of its aesthetics products, including DYSPORT®, PERLANE® and RESTYLANE®, until its exclusive U.S. distributor ships the product to physicians. The Company also defers the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand. The increase in deferred revenue for units in the distribution channel in excess of eight weeks of projected demand during the six months ended June 30, 2012 was primarily associated with units of SOLODYN® and ZYCLARA®.

12. LONG-TERM DEBT

Long-term debt as of June 30, 2012 and December 31, 2011 is comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
1.375% Convertible Senior Notes	$500,000	$-
Discount on 1.375% Convertible Senior Notes	(77,764)	-

1.375% Convertible Senior Notes, net of discount	422,236	-
2.5% Contingent Convertible Senior Notes	168,926	169,145
1.5% Contingent Convertible Senior Notes	181	181

	591,343	169,326
Less current portion	(181)	(169,145)

Total long-term debt	$591,162	$181

1.375% Convertible Senior Notes Due 2017

On May 16, 2012, the Company issued and sold $500.0 million of its 1.375% Convertible Senior Notes due 2017 (the “1.375% Notes”) in a public offering. The 1.375% Notes will mature on June 1, 2017 and pay 1.375% annual cash interest, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2012.

On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the stated maturity date, or prior to then but only under certain circumstances, the 1.375% Notes will be convertible into cash up to the principal amount, with the remaining amount, if any, to be satisfied, at the Company’s option, in shares of the Company’s Class A common stock, cash or a combination thereof. The 1.375% Notes will be convertible at an initial conversion rate of 21.2427 shares of the Company’s Class A common stock per $1,000 principal amount of the 1.375% Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $47.07 per share of the Company’s Class A common stock.

The 1.375% Notes are convertible, at the holders’ option, prior to the close of business on the business day immediately preceding March 1, 2017, into shares of the Company’s Class A common stock in the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on September 30, 2012, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter, including the last trading day of such quarter, is more than 130% of the conversion price of the 1.375% Notes in effect on each applicable trading day;

•

during the five consecutive trading day period immediately following any ten consecutive trading day period in which the trading price of the 1.375% Notes per $1,000 principal amount for each such trading day was less than 98% of the product of the closing sale price of the Company’s Class A common stock on such days and the then-current conversion rate of $1,000 principal amount of the 1.375% Notes; or

•	upon the occurrence of specified corporate transactions.

The 1.375% Notes are senior unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries. The 1.375% Notes rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 1.375% Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

The 1.375% Notes do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants. The 1.375% Notes require an anti-dilution adjustment to the conversion rate upon certain specified corporate dividend or common stock events or transactions, and if such event or transaction would result in at least a one percent (1%) change in the conversion rate. If the one percent (1%) threshold is not met on a particular qualifying event or transaction, the adjustment is carried forward and taken into account when a subsequent qualifying event or transaction is assessed for potential conversion rate adjustment. The Company may not redeem the 1.375% Notes prior to maturity and no sinking fund will be provided for the 1.375% Notes. If the Company undergoes a fundamental change, subject to certain conditions, holders of the 1.375% Notes may require the Company to purchase 1.375% Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the 1.375% Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding the fundamental change purchase date. In certain events of default, as defined in the 1.375% Notes indenture, the trustee by notice to the Company, or the holders of at least 25% in principal amount of the then outstanding 1.375% Notes by notice to the Company and trustee, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all outstanding 1.375% Notes to be due and payable. Upon such a declaration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

As of June 30, 2012, the 1.375% Notes were not convertible.

The conversion feature embedded within the 1.375% Notes is considered a derivative; however, it has not been bifurcated and accounted for separately because it is considered to be indexed to the Company’s Class A common stock and meets the criteria for equity classification. Because the 1.375% Notes are considered to be cash convertible debt, the Company has separately accounted for the liability and equity components of the 1.375% Notes by allocating the $500.0 million in proceeds from the issuance between the liability component and the embedded conversion option, or the equity component. The allocation was conducted by estimating an interest rate at the time of issuance of the 1.375% Notes for similar debt instruments that do not include the embedded conversion feature. A straight-debt interest rate of 5.0% was used to compute the initial fair value of the liability component of $420.5 million. For purposes of the fair value measurement, the Company determined that the valuation of the 1.375% Notes falls under Level 2 of the fair value hierarchy. The excess of the $500.0 million of proceeds from the issuance of the 1.375% Notes over the $420.5 million initial amount allocated to the liability component, or $79.5 million, was allocated to the embedded conversion option, or equity component. This excess was treated as a debt discount and is being amortized through interest expense, using the effective interest method, over the five-year term of the 1.375% Notes, which runs through June 1, 2017.

In connection with the offering of the 1.375% Notes, on May 10, 2012 and May 11, 2012, the Company entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with affiliates of the underwriters of the 1.375% Notes (the “Option Counterparties”). The Convertible Note Hedge Transactions cover, collectively, the number of shares of the Company’s Class A common stock underlying the 1.375% Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 1.375% Notes. The Company purchased these hedges for $80.0 million, in aggregate, which was recorded as a reduction in additional paid-in capital during the three months ended June 30, 2012. The Company also entered into separate, privately-negotiated warrant transactions with the Option Counterparties on May 10, 2012 and into additional warrant transactions with the Option Counterparties on May 11, 2012 (collectively, the “Warrant Transactions” and together with the Convertible Note Hedge Transactions, the “Convertible Note Hedge and Warrant Transactions”), initially covering a number of shares of the Company’s Class A common stock underlying the 1.375% Notes, subject to customary anti-dilution adjustments. Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis. The warrants were issued and sold for proceeds of approximately $35.2 million, which was recorded as an increase in additional paid-in capital during the three months ended June 30, 2012.

The Convertible Note Hedge Transactions are expected to reduce the potential economic dilution with respect to the Company’s Class A common stock and/or reduce the Company’s exposure to potential cash payments that may be required upon conversion of the 1.375% Notes. The strike price of the Warrant Transactions will initially be approximately $60.26 per share, which represents a premium of approximately 60% over the last reported sale price of $37.66 per share of the Company’s Class A common stock on The New York Stock Exchange on May 10, 2012.

The Convertible Note Hedge and Warrant Transactions are considered derivative instruments; however, they have been classified within stockholders’ equity because both financial instruments are considered to be indexed to the Company’s Class A common stock and meet the criteria for equity classification.

The Convertible Note Hedge and Warrant Transactions have been accounted for as separate financial instruments, in each case, entered into by the Company with the Option Counterparties, and are not part of the terms of the 1.375% Notes and will not affect any holder’s rights under the 1.375% Notes. Holders of the 1.375% Notes will not have any rights with respect to the Convertible Note Hedge and Warrant Transactions.

The Company incurred $14.2 million of fees and other origination costs related to the issuance of the 1.375% Notes. These fees and other origination costs have been allocated to the liability and equity components of the 1.375% Notes in proportion to their allocated values. Approximately $2.3 million of these fees and other origination costs were recorded as a reduction in additional paid-in capital. The remaining $11.9 million of fees and other origination costs are included in other assets in the Company’s condensed consolidated balance sheets and are being amortized through interest expense over the five-year term of the 1.375% Notes, which runs through June 1, 2017.

2.5%	Contingent Convertible Senior Notes Due 2032

In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “2.5% Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the 2.5% Notes was exchanged for 1.5% Notes on August 14, 2003. The 2.5% Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the 2.5% Notes reaches certain thresholds. Contingent interest of approximately $0.1 million related to the 2.5% Notes was payable at June 30, 2012. No contingent interest related to the 2.5% Notes was payable at December 31, 2011. The 2.5% Notes will mature on June 4, 2032.

The Company may redeem some or all of the 2.5% Notes at any time on or after June 11, 2007, at a redemption price, payable in cash, of 100% of the principal amount of the 2.5% Notes, plus accrued and unpaid interest, including contingent interest, if any. Holders of the 2.5% Notes may require the Company to repurchase all or a portion of their 2.5% Notes on June 4, 2017, or upon a change in control, as defined in the indenture governing the 2.5% Notes, at 100% of the principal amount of the 2.5% Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Holders of the 2.5% Notes also had this option on June 4, 2012. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of 2.5% Notes along with the deferred tax liability associated with accelerated interest deductions on the 2.5% Notes are classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017. As of December 31, 2011, $169.1 million of the 2.5% Notes and $62.5 million of deferred tax liabilities were classified as current liabilities in the Company’s condensed consolidated balance sheets. The $62.5 million of deferred tax liabilities were included within current deferred tax assets, net.

On May 3, 2012, the Company filed with the Securities and Exchange Commission (the “SEC”) a Tender Offer Statement on Schedule TO and a notice (the “Company Notice”) to the holders of the 2.5% Notes related to the option of the holders to require the Company to repurchase all or a portion of their 2.5% Notes on June 4, 2012. In addition, such Company Notice was made available through The Depository Trust Company and Deutsche Bank Trust Company Americas, the paying agent.

The Company Notice specified the terms, conditions and procedures for surrendering and withdrawing the 2.5% Notes for purchase. Specifically, the Company Notice provided that the opportunity to surrender the 2.5% Notes for purchase would commence on May 3, 2012, and would terminate at 5:00 p.m., Eastern Time, on Friday, June 1, 2012, and also that the holders of the 2.5% Notes could withdraw any 2.5% Notes previously surrendered for purchase at any time prior to 5:00 p.m., Eastern Time, on June 1, 2012.

The Company Notice also stated that holders that did not surrender their 2.5% Notes for purchase would maintain the right to convert their 2.5% Notes into shares of the Company’s Class A common stock, as further described below.

Holders of $3,000 in principal amount of the 2.5% Notes requested to have their 2.5% Notes repurchased by the Company.

The 2.5% Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•

during any quarter commencing after June 30, 2002, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter, including the last trading day of such quarter, is more than 110% of the conversion price of the 2.5% Notes, or $31.96. The 2.5% Notes are initially convertible at a conversion price of $29.05 per share, which is equal to a conversion rate of approximately 34.4234 shares per $1,000 principal amount of 2.5% Notes, subject to adjustment;

•	if the Company has called the 2.5% Notes for redemption;

•

during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the 2.5% Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on such days multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the 2.5% Notes; or

•	upon the occurrence of specified corporate transactions.

The 2.5% Notes, which are unsecured, do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants.

The Company incurred $12.6 million of fees and other origination costs related to the issuance of the 2.5% Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2007.

During the quarters ended December 31, 2011, March 31, 2012 and June 30, 2012, the 2.5% Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of 2.5% Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2011, March 31, 2012 and June 30, 2012. During the quarter ended June 30, 2012, outstanding principal amounts of $216,000 of 2.5% Notes were converted into shares of the Company’s Class A common stock. The holders of the remaining $168.9 million of 2.5% Notes have this conversion right only until September 30, 2012. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.

1.5%	Contingent Convertible Senior Notes Due 2033

On August 14, 2003, the Company exchanged approximately $230.8 million in principal amount of its 2.5% Notes for approximately $283.9 million in principal amount of its 1.5% Contingent Convertible Senior Notes Due 2033 (the “1.5% Notes”). Holders of 2.5% Notes that accepted the Company’s exchange offer received $1,230 in principal amount of 1.5% Notes for each $1,000 in principal amount of 2.5% Notes. The terms of the 1.5% Notes are similar to the terms of the 2.5% Notes, but have a different interest rate, conversion rate and maturity date. Holders of 2.5% Notes that chose not to exchange continue to be subject to the terms of the 2.5% Notes.

The 1.5% Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the 1.5% Notes reaches certain thresholds. No contingent interest related to the 1.5% Notes was payable at June 30, 2012 or December 31, 2011. The 1.5% Notes will mature on June 4, 2033.

As a result of the exchange, the outstanding principal amounts of the 2.5% Notes and the 1.5% Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the 1.5% Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.

Holders of the 1.5% Notes were able to require the Company to repurchase all or a portion of their 1.5% Notes on June 4, 2008, at 100% of the principal amount of the 1.5% Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of 1.5% Notes elected to require the Company to repurchase their 1.5% Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of 1.5% Notes that elected to require the Company to repurchase their 1.5% Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased 1.5% Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these 1.5% Notes, $181,000 of principal amount of 1.5% Notes remained outstanding as of June 30, 2012 and December 31, 2011.

Remaining holders of the 1.5% Notes may require the Company to repurchase all or a portion of their 1.5% Notes on June 4, 2013 and June 4, 2018, or upon a change in control, as defined in the indenture governing the 1.5% Notes, at 100% of the principal amount of the 1.5% Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of 1.5% Notes along with the deferred tax liability associated with accelerated interest deductions on the 1.5% Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2013 and June 4, 2018. As of June 30, 2012, $181,000 of the 1.5% Notes and $55,000 of deferred tax liabilities were classified as current liabilities in the Company’s condensed consolidated balance sheets. The $55,000 of deferred tax liabilities were included within current deferred tax assets, net.

The remaining 1.5% Notes are convertible, at the holders’ option, prior to the maturity date into shares of the Company’s Class A common stock in the following circumstances:

•

during any quarter commencing after September 30, 2003, if the closing price of the Company’s Class A common stock over a specified number of trading days during the previous quarter, including the last trading day of such quarter, is more than 120% of the conversion price of the 1.5% Notes, or $46.51. The 1.5% Notes are initially convertible at a conversion price of $38.76 per share, which is equal to a conversion rate of approximately 25.7998 shares per $1,000 principal amount of 1.5% Notes, subject to adjustment;

•	if the Company has called the 1.5% Notes for redemption;

•

during the five trading day period immediately following any nine consecutive day trading period in which the trading price of the 1.5% Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s Class A common stock on such days multiplied by the number of shares of the Company’s Class A common stock issuable upon conversion of $1,000 principal amount of the 1.5% Notes; or

•	upon the occurrence of specified corporate transactions.

The remaining 1.5% Notes, which are unsecured, do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of the Company’s securities and do not contain any financial covenants. The 1.5% Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases, through June 11, 2008, above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold was not reached and no adjustment to the conversion price has been made.

During the quarter ended June 30, 2012, the 1.5% Notes did not meet the criteria for the right of conversion.

Interest expense

Interest expense recognized related to the Company’s long-term debt during the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
1.375% Notes:
Coupon rate interest	$850	$-	$850	$-
Amortization of discount	1,750	-	1,750	-
Amortization of issuance costs	296	-	296	-

Total 1.375% Notes	2,896	-	2,896	-

2.5% Notes:
Coupon rate interest	1,057	1,057	2,114	2,114
Contingent interest	70	70	70	70

Total 2.5% Notes	1,127	1,127	2,184	2,184

1.5% Notes:
Coupon rate interest	1	1	2	2

Total 1.5% Notes	1	1	2	2

Total interest expense related to long-term debt	$4,024	$1,128	$5,082	$2,186

Fair value of long-term debt

The fair value of the Company’s long-term debt, based on market quotations, was approximately $707.6 million and $202.5 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the long-term debt held as of June 30, 2012 and December 31, 2011 were valued using Level 2 pricing inputs based on quoted prices for similar instruments in markets that are not active, and through model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

On November 1, 2011, the Company closed its sale of all issued and outstanding shares of common stock of LipoSonix to Solta. The transaction resulted in a $30.5 million capital loss for income tax purposes, of which $26.2 million can be carried back and used to offset capital gains generated in prior tax years. Accordingly, an income tax benefit of $9.4 million was recognized and is included in the gain from discontinued operations for the year ended December 31, 2011. A deferred tax asset was recorded on the portion of the capital loss ($4.3 million) that could not be carried back to prior years. As a capital loss can only be utilized to offset capital gains, the Company recorded at December 31, 2011 a valuation allowance of $1.5 million against the deferred tax asset in order to reduce the carrying value of the deferred tax asset to $0, which was the amount that management believed was more likely than not to be realized. During the six months ended June 30, 2012, the Company recognized a $6.0 million capital gain (see Note 8), and accordingly, the reversal of this $1.5 million valuation allowance has been reflected in the Company’s estimate of its annual effective tax rate for 2012.

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

At June 30, 2012, the Company has an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At June 30, 2012, the Company has recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

At June 30, 2012, the Company has an unrealized tax loss of $21.9 million related to the Company’s option to acquire a privately-held U.S. biotechnology company. If the Company fails to exercise its option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. At June 30, 2012, the Company has recorded a valuation allowance of $7.9 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

During the three months ended June 30, 2012 and June 30, 2011, the Company made net tax payments of $31.1 million and $32.0 million, respectively. During the six months ended June 30, 2012 and June 30, 2011, the Company made net tax payments of $42.4 million and $38.0 million, respectively.

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

At June 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of $10.1 million and $8.6 million, respectively. The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the Company’s effective tax rate in a future period is $6.7 million and $5.6 million as of June 30, 2012 and December 31, 2011, respectively. The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.3 million in the next twelve months due to audit settlements.

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $0.4 million and $0.3 million for the payment of interest and penalties accrued (net of tax benefit) at June 30, 2012 and December 31, 2011, respectively.

14.	DIVIDENDS DECLARED ON COMMON STOCK

On June 14, 2012, the Company announced that its Board of Directors had declared a cash dividend of $0.10 per issued and outstanding share of the Company’s Class A common stock, which was paid on July 31, 2012, to stockholders of record at the close of business on July 2, 2012. The $6.0 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2012. The Company has not adopted a dividend policy.

15.	STOCK REPURCHASE

On August 8, 2011, the Company announced that its Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock (“common stock”). The plan was set to expire on August 7, 2012; however, on August 7, 2012, the Company’s Board of Directors approved a six-month extension of the plan to February 7, 2013. The plan may also terminate at the time at which the purchase limit is reached, and may be suspended or terminated at any time at the Company’s discretion without prior notice.

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

No shares were repurchased during the six months ended June 30, 2012. Total shares repurchased from the inception of the plan through June 30, 2012 in the open market and through structured share repurchase arrangements was 4,438,233 shares at a weighted average cost of $33.82 per share.

As of June 30, 2012, the remaining authorized amount under the plan is approximately $49.9 million.

16.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2012			June 30, 2011
	Continuing Operations	Discontinued Operations	Net Income	Continuing Operations	Discontinued Operations	Net Income

BASIC

Net income (loss)	$14,926	$-	$14,926	$34,512	$(5,729)	$28,783
Less: income (loss) allocated to participating securities	453	-	453	1,113	-	916

Net income (loss) available to common stockholders	14,473	-	14,473	33,399	(5,729)	27,867
Weighted average number of common shares outstanding	57,560	-	57,560	60,308	60,308	60,308

Basic net income (loss) per common share	$0.25	$-	$0.25	$0.55	$(0.09)	$0.46

DILUTED

Net income (loss)	$14,926	$-	$14,926	$34,512	$(5,729)	$28,783
Less: income (loss) allocated to participating securities	453	-	453	1,113	-	916

Net income (loss) available to common stockholders	14,473	-	14,473	33,399	(5,729)	27,867
Less:
Undistributed earnings allocated to unvested stockholders	(307)	-	(307)	(987)	-	(796)
Add:
Undistributed earnings re-allocated to unvested stockholders	304	-	304	971	-	783
Add:
Tax-effected interest expense related to 2.5% Notes	711	-	711	711	-	711

Net income (loss) assuming dilution	$15,181	$-	$15,181	$34,094	$(5,729)	$28,565

Weighted average number of common shares outstanding	57,560	-	57,560	60,308	60,308	60,308
Effect of dilutive securities:
2.5% Notes	5,822	-	5,822	5,823	-	5,823
1.5% Notes	4	-	4	4	-	4
Stock options	594	-	594	1,005	-	1,005

Weighted average number of common shares assuming dilution	63,980	-	63,980	67,140	60,308	67,140

Diluted net income (loss) per common share	$0.24	$-	$0.24	$0.51	$(0.09)	$0.43

	Six Months Ended
	June 30, 2012			June 30, 2011
	Continuing Operations	Discontinued Operations	Net Income	Continuing Operations	Discontinued Operations	Net Income

BASIC

Net income (loss)	$20,275	$-	$20,275	$61,197	$(13,054)	$48,143
Less: income (loss) allocated to participating securities	569	-	569	1,905	-	1,469

Net income (loss) available to common stockholders	19,706	-	19,706	59,292	(13,054)	46,674
Weighted average number of common shares outstanding	57,549	-	57,549	59,719	59,719	59,719

Basic net income (loss) per common share	$0.34	$-	$0.34	$0.99	$(0.22)	$0.78

DILUTED

Net income (loss)	$20,275	$-	$20,275	$61,197	$(13,054)	$48,143
Less: income (loss) allocated to participating securities	569	-	569	1,905	-	1,469

Net income (loss) available to common stockholders	19,706	-	19,706	59,292	(13,054)	46,674
Less:
Undistributed earnings allocated to unvested stockholders	(285)	-	(285)	(1,668)	-	(1,245)
Add:
Undistributed earnings re-allocated to unvested stockholders	282	-	282	1,647	-	1,229
Add:
Tax-effected interest expense related to 2.5% Notes	1,376	-	1,376	1,376	-	1,376
Tax-effected interest expense related to 1.5% Notes	1	-	1	1	-	1

Net income (loss) assuming dilution	$21,080	$-	$21,080	$60,648	$(13,054)	$48,035

Weighted average number of common shares outstanding	57,549	-	57,549	59,719	59,719	59,719
Effect of dilutive securities:
2.5% Notes	5,822	-	5,822	5,823	-	5,823
1.5% Notes	4	-	4	4	-	4
Stock options	608	-	608	801	-	801

Weighted average number of common shares assuming dilution	63,983	-	63,983	66,347	59,719	66,347

Diluted net income (loss) per common share	$0.33	$-	$0.33	$0.91	$(0.22)	$0.72

Diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per share using the “if-converted” method is calculated by adjusting net income for tax-effected net interest on the 2.5% Notes and 1.5% Notes, divided by the weighted average number of common shares outstanding assuming conversion.

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

The diluted net income per common share computation for the three months ended June 30, 2012 and 2011 excludes 1,732,550 and 1,797,876 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive. The diluted net income per common share computation for the six months ended June 30, 2012 and 2011 excludes 2,482,193 and 3,291,806 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive.

Due to the net loss from discontinued operations during the three and six months ended June 30, 2011, diluted earnings per share and basic earnings per share from discontinued operations are the same, as the effect of potentially dilutive securities would be anti-dilutive.

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

Revance Litigation

On May 18, 2012, the Company received notice that Revance Therapeutics, Inc. (“Revance”) filed a lawsuit against the Company in the Court of Chancery of the State of Delaware. As previously disclosed, the Company is a minority owner of Revance and has an option to acquire Revance or license Revance’s topical product that is under development. Revance alleges that the option period has commenced and is seeking specific performance and an injunction against the Company. The Company believes that the option period has not commenced, and intends to vigorously defend the lawsuit. Revance amended its complaint on June 8, 2012. The Company filed an answer to Revance’s amended complaint on June 25, 2012 and, on the same day, filed counterclaims against Revance seeking declaratory relief, injunctive relief and specific performance from Revance. Revance filed its answer to the Company’s counterclaims on July 16, 2012. The Company filed a motion for judgment on certain of Revance’s claims on July 2, 2012. A hearing on the motion was held on August 3, 2012 and the motion was denied. Trial is currently scheduled for September 12, 2012.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The updated guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the updated guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The updated guidance also includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed in annual reporting periods beginning after September 15, 2012, with early adoption permitted. The Company is currently assessing what impact, if any, the revised guidance will have on its results of operations and financial condition.

19.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of its condensed consolidated financial statements.

On August 7, 2012, the Company’s Board of Directors approved a six-month extension of the expiration date of the Company’s Stock Repurchase Plan to February 7, 2013. The plan was previously set to expire on August 7, 2012 (see Note 15).

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

Our current product lines are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products in the respiratory and women’s health specialties and products for the treatment of urea cycle disorder. Our non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements. Our acne and acne-related dermatological product lines include SOLODYN® and ZIANA®. Our non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE®, VANOS® and ZYCLARA®. Our non-dermatological product lines include AMMONUL®, BUPHENYL® and the MAXAIR® AUTOHALER®.

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

We sell our products primarily to major wholesalers and retail pharmacy chains. Approximately 70%-80% of our gross revenues are typically derived from two major drug wholesale concerns. Depending on the customer, we recognize revenue at the time of shipment to the customer, or at the time of receipt by the customer, net of estimated provisions. We recognize revenue on our aesthetics products DYSPORT®, PERLANE® and RESTYLANE® upon shipment from McKesson, our exclusive U.S. distributor of these products, to physicians. Consequently, variations in the timing of revenue recognition could cause significant fluctuations in operating results from period to period and may result in unanticipated periodic earnings shortfalls or losses. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. We rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We believe our estimates of trade inventory levels of our products, based on our review of the periodic inventory reports supplied by our major wholesalers and the estimated demand for our products based on prescription and other data, are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.

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

In March 2012, we launched our alternate fulfillment initiatives. Currently, our SOLODYN® and ZIANA® branded products are participating in the initiatives. The alternate fulfillment initiatives are designed to transfer unprofitable prescriptions from the traditional wholesale and retail chain drugstore channel and improve the profitability of the brands. During the second quarter of 2012, as a result of our alternate fulfillment initiatives and the accompanying decrease in the number of prescriptions flowing through the traditional wholesale and retail chain drugstore channel, wholesale customers reduced their inventory purchases to better correspond to the reduced demand through their channels. We expect this trend to continue during the third quarter of 2012 as our wholesale and retail chain drugstore customers continue to adjust their inventory levels to better correspond to reduced demand.

Recent Developments

As described in more detail below, the following significant events and transactions occurred during the six months ended June 30, 2012 (in chronological order) and affected our results of operations, our cash flows and our financial condition:

-	License agreement with 3M;
-	Increase of our quarterly dividend from $0.08 per share to $0.10 per share;
-	Amended and restated collaboration agreement and asset purchase agreement with Hyperion;
-	Development and license agreement with a specialty pharmaceutical company;
-	Amended and restated joint development agreement with Lupin; and
-	Issuance of 1.375% Convertible Senior Notes due 2017.

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

Increase of our quarterly dividend from $0.08 per share to $0.10 per share

On February 27, 2012, we announced that our Board of Directors had declared a cash dividend of $0.10 per issued and outstanding share of our Class A common stock, which was paid on April 30, 2012, to stockholders of record at the close of business on April 2, 2012. This represented a 25% increase compared to our previous $0.08 dividend. A subsequent cash dividend announced in June 2012 was also at the rate of $0.10 per issued and outstanding share of our Class A common stock. The dividend was paid on July 31, 2012 to stockholders of record at the close of business on July 2, 2012.

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

Issuance of 1.375% Convertible Senior Notes Due 2017

On May 16, 2012, we issued and sold $500.0 million of our 1.375% Convertible Senior Notes due 2017 (the “1.375% Notes”) in a public offering. The 1.375% Notes will mature on June 1, 2017 and pay 1.375% annual cash interest, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2012.

On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the stated maturity date, or prior to then but only under certain circumstances, the 1.375% Notes will be convertible into cash up to the principal amount, with the remaining amount, if any, to be satisfied, at our option, in shares of our Class A common stock, cash or a combination thereof. The 1.375% Notes will be convertible at an initial conversion rate of 21.2427 shares of our Class A common stock per $1,000 principal amount of the 1.375% Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $47.07 per share of our Class A common stock.

The 1.375% Notes are convertible, at the holders’ option, prior to the close of business on the business day immediately preceding March 1, 2017, into shares of our Class A common stock in the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on September 30, 2012, if the closing price of our Class A common stock over a specified number of trading days during the previous quarter, including the last trading day of such quarter, is more than 130% of the conversion price of the 1.375% Notes in effect on each applicable trading day.

•

during the five consecutive trading day period immediately following any ten consecutive trading day period in which the trading price of the 1.375% Notes per $1,000 principal amount for each such trading day was less than 98% of the product of the closing sale price of our Class A common stock on such days and the then-current conversion rate of $1,000 principal amount of the 1.375% Notes; or

•	upon the occurrence of specified corporate transactions.

The 1.375% Notes are our senior unsecured obligations and are not guaranteed by any of our subsidiaries. The 1.375% Notes rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 1.375% Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.

The 1.375% Notes do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of our securities and do not contain any financial covenants. The 1.375% Notes require an anti-dilution adjustment to the conversion rate upon certain specified corporate dividend or common stock events or transactions, and if such event or transaction would result in at least a one percent (1%) change in the conversion rate. If the one percent (1%) threshold is not met on a particular qualifying event or transaction, the adjustment is carried forward and taken into account when a subsequent qualifying event or transaction is assessed for potential conversion rate adjustment. We may not redeem the 1.375% Notes prior to maturity and no sinking fund will be provided for the 1.375% Notes. If we undergo a fundamental change, subject to certain conditions, holders of the 1.375% Notes may require us to purchase 1.375% Notes in whole or in part for cash at a fundamental change purchase price equal to 100% of the principal amount of the 1.375% Notes to be purchased, plus accrued and unpaid interest, if any, to, but excluding the fundamental change purchase date. In certain events of default, as defined in the 1.375% Notes indenture, the trustee by notice to us, or the holders of at least 25% in principal amount of the then outstanding 1.375% Notes by notice to us and trustee, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all outstanding 1.375% Notes to be due and payable. Upon such a declaration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

As of June 30, 2012, the 1.375% Notes were not convertible.

The conversion feature embedded within the 1.375% Notes is considered a derivative; however, it has not been bifurcated and accounted for separately because it is considered to be indexed to our Class A common stock and meets the criteria for equity classification. Because the 1.375% Notes are considered to be cash convertible debt, we have separately accounted for the liability and equity components of the 1.375% Notes by allocating the $500.0 million in proceeds from the issuance between the liability component and the embedded conversion option, or the equity component. The allocation was conducted by estimating an interest rate at the time of issuance of the 1.375% Notes for similar debt instruments that do not include the embedded conversion feature. A straight-debt interest rate of 5.0% was used to compute the initial fair value of the liability component of $420.5 million. For purposes of the fair value measurement, we determined that the valuation of the 1.375% Notes falls under Level 2 of the fair value hierarchy. The excess of the $500.0 million of proceeds from the issuance of the 1.375% Notes over the $420.5 million initial amount allocated to the liability component, or $79.5 million, was allocated to the embedded conversion option, or equity component. This excess was treated as a debt discount and is being amortized through interest expense, using the effective interest method, over the five-year term of the 1.375% Notes, which runs through June 1, 2017.

In connection with the offering of the 1.375% Notes, on May 10, 2012 and May 11, 2012, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with affiliates of the underwriters of the 1.375% Notes (the “Option Counterparties”). The Convertible Note Hedge Transactions

cover, collectively, the number of shares of our Class A common stock underlying the 1.375% Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 1.375% Notes. We purchased these hedges for $80.0 million, in aggregate, which was recorded as a reduction in additional paid-in capital during the three months ended June 30, 2012. We also entered into separate, privately-negotiated warrant transactions with the Option Counterparties on May 10, 2012 and into additional warrant transactions with the Option Counterparties on May 11, 2012 (collectively, the “Warrant Transactions” and together with the Convertible Note Hedge Transactions, the “Convertible Note Hedge and Warrant Transactions”), initially covering a number of shares of our Class A common stock underlying the 1.375% Notes, subject to customary anti-dilution adjustments. Subject to certain conditions, we may settle the warrants in cash or on a net-share basis. The warrants were issued and sold for proceeds of approximately $35.2 million, which was recorded as an increase in additional paid-in capital during the three months ended June 30, 2012.

The Convertible Note Hedge Transactions are expected to reduce the potential dilution with respect to our Class A common stock and/or reduce our exposure to potential cash payments that may be required upon conversion of the 1.375% Notes. The strike price of the Warrant Transactions will initially be approximately $60.26 per share, which represents a premium of approximately 60% over the last reported sale price of $37.66 per share of our Class A common stock on The New York Stock Exchange on May 10, 2012.

The Convertible Note Hedge and Warrant Transactions are considered derivative instruments; however, they have been classified within stockholders’ equity because both financial instruments are considered to be indexed to the Company’s Class A common stock and meet the criteria for equity classification.

The Convertible Note Hedge and Warrant Transactions have been accounted for as separate financial instruments, in each case, we entered into with the Option Counterparties, and are not part of the terms of the 1.375% Notes and will not affect any holder’s rights under the 1.375% Notes. Holders of the 1.375% Notes will not have any rights with respect to the Convertible Note Hedge and Warrant Transactions.

We incurred $14.2 million of fees and other origination costs related to the issuance of the 1.375% Notes. These fees and other origination costs have been allocated to the liability and equity components of the 1.375% Notes in proportion to their allocated values. Approximately $2.3 million of these fees and other origination costs were recorded as a reduction in additional paid-in capital. The remaining $11.9 million of fees and other origination costs are included in other assets in our condensed consolidated balance sheets and are being amortized through interest expense over the five-year term of the 1.375% Notes, which runs through June 1, 2017.

Interest expense recognized during the three months ended June 30, 2012 related to the 1.375% Notes was approximately $2.9 million, including $1.8 million from the amortization of the discount and $0.3 million from the amortization of debt issuance costs.

Subsequent Events

Stock Repurchase Plan

On August 8, 2011, we announced that our Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. The plan was set to expire on the first anniversary of the plan, August 7, 2012; however, on August 7, 2012, our Board of Directors approved a six-month extension of the expiration date of the plan to February 7, 2013. The plan may also terminate at the time at which the purchase limit is reached, and may be suspended or terminated at any time at our discretion without prior notice.

Any repurchases will be made in compliance with the SEC’s Rule 10b-18, if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. The number of shares to be repurchased and the timing of repurchases will depend on a variety of factors, including, but not limited to, stock price, economic and market conditions and corporate and regulatory requirements. It is intended that any repurchases will be funded by existing general corporate funds. The plan does not obligate us to repurchase any common stock.

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

During the six months ended June 30, 2012, no shares were repurchased under the plan. As of June 30, 2012, 4,438,233 shares at an average cost of $33.82 per share, or approximately $150 million in the aggregate, have been purchased as part of this plan, and therefore, approximately $49.9 million of shares remained to be repurchased under the plan.

Results of Operations

The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(a)	(b)	(c)	(d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	88.9	90.4	89.3	90.8
Operating expenses	72.9	59.1	79.5	61.5

Operating income	16.0	31.3	9.8	29.3
Other (expense) income, net	(1.5)	-	-	-
Interest and investment (expense) income, net	(1.8)	0.1	(1.0)	0.1

Income from continuing operations before income tax expense	12.7	31.4	8.8	29.4
Income tax expense	(5.2)	(13.4)	(3.7)	(12.2)

Net income from continuing operations	7.5	18.0	5.1	17.2
Loss from discontinued operations, net of income tax benefit	-	(3.0)	-	(3.7)

Net income	7.5%	15.0%	5.1%	13.5%

(a)

Included in operating expenses is $8.0 million (4.1% of net revenues) of charges related to product development agreements with Medicis partners, and $3.1 million (1.6% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(b)

Included in operating expenses is 5.5 million (2.9% of net revenues) paid related to a product development agreement with a privately-held U.S. biotechnology company, $2.0 million (1.0% of net revenues) paid to a Medicis partner related to a product development agreement and $9.3 million (4.9% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

(c)

Included in operating expenses is $25.0 million (6.3% of net revenues) related to a development and license agreement with a specialty pharmaceutical company, $7.5 million (1.9% of net revenues) paid to 3M related to a license agreement, $12.0 million (3.0% of net revenues) of charges related to product development agreements with Medicis partners, $2.5 million (0.6% of net revenues) related to a product development agreement with Lupin and $12.2 million (3.1% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Revenues

The following tables set forth our net revenues for the three months ended June 30, 2012 (the “second quarter of 2012”) and June 30, 2011 (the “second quarter of 2011”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Second Quarter 2012	Second Quarter 2011	$ Change	% Change
Net product revenues	$195.1	$189.8	$5.3	2.8%
Net contract revenues	1.5	1.0	0.5	50.0%

Total net revenues	$196.6	$190.8	$5.8	3.0%

	Second Quarter 2012	Second Quarter 2011	$ Change	% Change
Acne and acne-related dermatological products	$93.2	$123.1	$(29.9)	(24.3)%
Non-acne dermatological products	81.1	57.7	23.4	40.6%
Non-dermatological products (including contract revenues)	22.3	10.0	12.3	123.0%

Total net revenues	$196.6	$190.8	$5.8	3.0%

	Second Quarter 2012	Second Quarter 2011	Change
Acne and acne-related dermatological products	47.4%	64.5%	(17.1)%
Non-acne dermatological products	41.3%	30.3%	11.0%
Non-dermatological products (including contract revenues)	11.3%	5.2%	6.1%

Total net revenues	100.0%	100.0%	—

Net revenues associated with our acne and acne-related dermatological products decreased by $29.9 million, or 24.3%, during the second quarter of 2012 as compared to the second quarter of 2011, primarily due to a reduction in SOLODYN® and ZIANA® inventory purchases by our wholesale and retail customers to better correspond to the reduced demand through their channels due to the impact of our alternate fulfillment program. Net revenues of SOLODYN® during the second quarter of 2012 as compared to the second quarter of 2011 were also impacted by a reduction in consumer rebates due to the launch of our alternate fulfillment initiatives during the first quarter of 2012, and an increase in managed care rebates as a result of new managed care contracts that were entered into during December 2011. See “Critical Accounting Policies and Estimates – Items Deducted from Gross Revenue” for a discussion of our managed care rebates. Included in the net revenues of ZIANA® during the second quarter of 2011 was a $3.9 million reversal of reserve originally recorded during the first quarter of 2011 related to a targeted recall of product from one lot, as a result of a notice we received during April 2011 from our contract manufacturer regarding one lot of ZIANA® that went out of specifications, as the amount of product subject to recall was less than previously estimated.

Net revenues associated with our non-acne dermatological products increased by $23.4 million, or 40.6%, during the second quarter of 2012 as compared to the second quarter of 2011 primarily due to sales of ZYCLARA®

and ALDARA®. ZYCLARA® and ALDARA® were acquired during December 2011 as part of our acquisition of the assets of Graceway. Our net revenues of our non-acne dermatological products also increased because of increases in net revenues of RESTYLANE®, PERLANE® and VANOS®.

Net revenues associated with our non-dermatological products increased by $12.3 million, or 123.0%, during the second quarter of 2012 as compared to the second quarter of 2011 primarily due to sales of various products that were acquired as part of the acquisition of the assets of Graceway during December 2011.

Gross Profit

Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the second quarter of 2012 and 2011 was approximately $15.7 million and $5.3 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

The following table sets forth our gross profit for the second quarter of 2012 and 2011, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Second Quarter 2012	Second Quarter 2011	$ Change	% Change
Gross profit	$174.8	$172.6	$2.2	1.3%
% of net revenues	88.9%	90.4%

The increase in gross profit during the second quarter of 2012 as compared to the second quarter of 2011 is primarily due to the $5.8 million increase in net revenues.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative expenses for the second quarter of 2012 and 2011, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Second Quarter 2012	Second Quarter 2011	$ Change	% Change
Selling, general and administrative	$101.9	$90.4	$11.5	12.7%
% of net revenues	51.9%	47.4%
Share-based compensation expense included in selling, general and administrative	$3.2	$8.7	$(5.5)	(63.2)%

Selling, general and administrative expenses increased $11.5 million, or 12.7%, during the second quarter of 2012 as compared to the second quarter of 2011, and increased as a percentage of net revenues from 47.4% during the second quarter of 2011 to 51.9% during the second quarter of 2012. Included in this increase was a $9.2 million increase in professional fees and costs, a $1.7 million decrease in personnel costs, a $2.5 million increase in promotion costs and an increase of $1.5 million of other selling, general and administrative costs. Included in the decrease in personnel costs was a $5.5 million decrease in stock compensation expense, primarily related to the revaluation of stock appreciation rights (“SARs”) awards based on changes in the market price of our common stock at the end of each of the comparable periods, partially offset by the impact of an increase in headcount (excluding research and development personnel) from 586 as of June 30, 2011 to 771 as of June 30, 2012.

Research and Development Expenses

The following table sets forth our research and development expenses for the second quarter of 2012 and 2011 (dollar amounts in millions):

	Second Quarter 2012	Second Quarter 2011	$ Change	% Change

Research and development	$23.3	$15.2	$8.1	53.3%
Charges included in research and development	$8.0	$7.5	$0.5	6.7%
Share-based compensation expense included in research and development	$(0.1)	$0.6	$(0.7)	(116.7)%

Included in research and development expenses for the second quarter of 2012 was $8.0 million in aggregate charges related to development and license agreements with certain Medicis partners. Included in research and development expense for the second quarter of 2011 was a $5.5 million payment related to a product development agreement with a privately-held U.S. biotechnology company and $2.0 million paid to a Medicis partner related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

Depreciation and amortization expenses during the second quarter of 2012 increased $11.0 million, or 154.9%, to $18.1 million during the second quarter of 2012, as compared to $7.1 million during the second quarter of 2011, primarily as a result of $335.8 million of intangible assets acquired during December 2011 as part of the acquisition of the assets of Graceway. Amortization expense is expected to be significantly higher during 2012, and in subsequent years, as compared to 2011, as 2011 only included one month of amortization expense related to these acquired intangible assets.

Interest and Investment Income

Interest and investment income during the second quarter of 2012 decreased $0.6 million, or 50.0%, to $0.6 million from $1.2 million during the second quarter of 2011, due to a decrease in the amount of funds available for investment during the second quarter of 2012. The decrease in the amount of funds available for investment was primarily impacted by the $455.9 million used to acquire the assets of Graceway during the fourth quarter of 2011 and the $150.1 million used to repurchase shares of our common stock during the second half of 2011. The net proceeds from the issuance of our 1.375% Notes during May 2012 was only available for investment for a portion of the second quarter of 2012 and therefore did not generate significant incremental interest and investment income during the period.

Interest Expense

Interest expense during the second quarter of 2012 increased $2.9 million from $1.1 million during the second quarter of 2011 to $4.0 million during the second quarter of 2012. The increase was due to $2.9 million of interest expense incurred during the second quarter of 2012 related to our 1.375% Notes that were issued during May 2012. Included in the $2.9 million of interest expense related to the 1.375% Notes was $1.8 million from the amortization of the debt discount and $0.3 million from the amortization of debt issuance costs.

Other Expense, net

Other expense during the second quarter of 2012 included a $2.9 million other-than-temporary impairment recorded against an investment in a third party entity.

Income Tax Expense

Our effective tax rate for continuing operations for the second quarter of 2012 was 40.5%, as compared to 42.5% for the second quarter of 2011. The effective tax rate for the second quarter of 2012 reflects a benefit of approximately $1.2 million primarily related to additional research and development tax credits identified during the quarter.

Loss from Discontinued Operations, Net of Income Tax Benefit

Loss from discontinued operations, net of income tax benefit, was $5.7 million during the second quarter of 2011. See Note 2 in our accompanying condensed consolidated financial statements for further discussion.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Revenues

The following table sets forth our net revenues for the six months ended June 30, 2012 (the “2012 six months”) and June 30, 2011 (the “2011 six months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2012 Six Months	2011 Six Months	$ Change	% Change

Net product revenues	$395.1	$353.7	$41.4	11.7%
Net contract revenues	3.2	2.0	1.2	60.0%

Total net revenues	$398.3	$355.7	$42.6	12.0%

	2012 Six Months	2011 Six Months	$ Change	% Change

Acne and acne-related dermatological products	$201.6	$226.6	$(25.0)	(11.0)%
Non-acne dermatological products	155.1	109.9	45.2	41.1%
Non-dermatological products (including contract revenues)	41.6	19.2	22.4	116.7%

Total net revenues	$398.3	$355.7	$42.6	12.0%

	2012 Six Months	2011 Six Months	Change
Acne and acne-related dermatological products	50.6%	63.7%	(13.1)%
Non-acne dermatological products	39.0%	30.9%	8.1%
Non-dermatological products (including contract revenues)	10.4%	5.4%	5.0%

Total net revenues	100.0%	100.0%	-%

Net revenues associated with our acne and acne-related dermatological products decreased by $25.0 million, or 11.0%, during the 2012 six months as compared to the 2011 six months, primarily due to a reduction in SOLODYN® and ZIANA® inventory purchases by our wholesale and retail customers during the second quarter of 2012 to better correspond to the reduced demand through their channels due to the impact of our alternate fulfillment program. Net revenues of SOLODYN® during the 2012 six months as compared to the 2011 six months were also impacted by a reduction in consumer rebates due to the launch of our alternate fulfillment initiatives during the first quarter of 2012, and an increase in managed care rebates as a result of new managed care contracts that were entered into during December 2011.

Net revenues associated with our non-acne dermatological products increased by $45.2 million, or 41.1%, during the 2012 six months as compared to the 2011 six months primarily due to sales of ZYCLARA® and ALDARA®. ZYCLARA® and ALDARA® were acquired during December 2011 as part of our acquisition of the assets of Graceway. Our net revenues of our non-acne dermatological products also increased because of increases in net revenues of RESTYLANE®, PERLANE® and VANOS®.

Net revenues associated with our non-dermatological products increased by $22.4 million, or 116.7%, during the 2012 six months as compared to the 2011 six months primarily due to sales of various products that were acquired as part of the acquisition of the assets of Graceway during December 2011.

Gross Profit

Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the 2012 six months and 2011 six months was approximately $31.4 million and $10.7 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

The following table sets forth our gross profit for the 2012 six months and 2011 six months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2012 Six Months	2011 Six Months	$ Change	% Change

Gross profit	$355.6	$323.2	$32.4	10.0%
% of net revenues	89.3%	90.8%

The increase in gross profit during the 2012 six months as compared to the 2011 six months is primarily due to the $42.6 million increase in net revenues.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative expenses for the 2012 six months and 2011 six months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2012 Six Months	2011 Six Months	$ Change	% Change
Selling, general and administrative	$205.4	$175.0	$30.4	17.4%
% of net revenues	51.6%	49.2%
Share-based compensation expense included in selling, general and administrative expense	$11.6	$15.0	$(3.4)	(22.7)%

Selling, general and administrative expenses increased $30.4 million, or 17.4%, during the 2012 six months as compared to the 2011 six months, and increased as a percentage of net revenues from 49.2% during the 2011 six months to 51.6% during the 2012 six months. Included in this increase was an $18.0 million increase in professional fees and costs, a $6.3 million increase in personnel costs, a $3.9 million increase in promotion costs and an increase of $2.2 million of other selling, general and administrative costs. The increase in professional fees and costs was primarily due to increased legal fees related to intellectual property and other disputes. The increase in personnel costs was primarily due to an increase in headcount (excluding research and development personnel) from 586 as of June 30, 2011 to 771 as of June 30, 2012. The increase in personnel costs was partially offset by a $3.4 million decrease in stock compensation expense, primarily related to the revaluation of SARs awards based on changes in the market price of our common stock at the end of each of the comparable periods.

Research and Development Expenses

The following table sets forth our research and development expenses for the 2012 six months and 2011 six months (dollar amounts in millions):

	2012 Six Months	2011 Six Months	$ Change	% Change

Research and development	$75.1	$29.5	$45.6	154.6%
Charges included in research and development	$47.0	$14.5	$32.5	224.1%
Share-based compensation expense included in research and development	$0.6	$1.0	$(0.4)	(40.0)%

Included in research and development expenses for the 2012 six months was a $25.0 million payment to a specialty pharmaceutical company related to a development and license agreement, a $7.5 million payment to 3M related to a license agreement, $4.0 million paid to a Medicis partner related to a product development agreement, $2.5 million paid to Lupin related to a product development agreement and $8.0 million in aggregate charges related to development and license agreements with certain Medicis partners. Included in research and development expense for the 2011 six months was $7.0 million paid to Anacor related to a product development agreement, a $5.5 million payment related to a product development agreement with a privately-held U.S. biotechnology company and $2.0 million paid to a Medicis partner related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

Depreciation and amortization expenses during the 2012 six months increased $21.8 million, or 151.4%, to $36.2 million during the 2012 six months, as compared to $14.4 million during the 2011 six months, primarily as a result of $335.8 million of intangible assets acquired during December 2011 as part of the acquisition of the assets of Graceway. Amortization expense is expected to be significantly higher during 2012, and in subsequent years, as compared to 2011, as 2011 only included one month of amortization expense related to these acquired intangible assets.

Interest and Investment Income

Interest and investment income during the 2012 six months decreased $1.3 million, or 52.0%, to $1.2 million from $2.5 million during the 2011 six months, due to a decrease in the amount of funds available for investment during the 2012 six months. The decrease in the amount of funds available for investment was primarily impacted by the $455.9 million used to acquire the assets of Graceway during the fourth quarter of 2011 and the $150.1 million used to repurchase shares of our common stock during the second half of 2011. The net proceeds from the issuance of our 1.375% Notes during May 2012 was only available for investment for a portion of the 2012 six months and therefore did not generate significant incremental interest and investment income during the period.

Interest Expense

Interest expense during the 2012 six months increased $2.9 million from $2.2 million during the 2011 six months to $5.1 million during the 2012 six months. The increase was due to $2.9 million of interest expense incurred during the 2012 six months related to our 1.375% Notes that were issued in May 2012. Included in the $2.9 million of interest expense related to the 1.375% Notes was $1.8 million from the amortization of the debt discount and $0.3 million from the amortization of debt issuance costs.

Other Income, net

Other income, net, during the 2012 six months included a $3.0 million gain on the sale of the product rights for RavictiTM to Hyperion, partially offset by a $2.9 million other-than-temporary impairment recorded against an investment in a third party entity.

Income Tax Expense

Our effective tax rate for the 2012 six months was 42.3%, as compared to 41.5% for the 2011 six months.

Loss from Discontinued Operations, Net of Income Tax Benefit

Loss from discontinued operations, net of income tax benefit, was $13.1 million during the 2011 six months. See Note 2 in our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for the 2012 six months and 2011 six months, and selected balance sheet components as of June 30, 2012 and December 31, 2011 (dollar amounts in millions):

	2012 Six Months	2011 Six Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$107.1	$77.3	$29.8	38.6%
Investing activities	(326.4)	(189.2)	(137.2)	(72.5)%
Financing activities	432.4	43.7	388.7	889.5%

	June 30, 2012	Dec. 31, 2011	$ Change	% Change
Cash, cash equivalents, and short-term investments	$829.6	$288.3	$541.3	187.8%
Working capital	697.4	(23.6)	721.0	3,055.1%
Long-term investments	22.6	40.3	(17.7)	(43.9)%
1.375% convertible senior notes due 2017, net of discount	422.2	-	422.2	100.0%
2.5% contingent convertible senior notes due 2032	168.9	169.1	(0.2)	(0.1)%
1.5% contingent convertible senior notes due 2033	0.2	0.2	-	-%

Working Capital

Working capital as of June 30, 2012 and December 31, 2011 consisted of the following (dollar amounts in millions):

	June 30, 2012	Dec. 31, 2011	$ Change	% Change
Cash, cash equivalents, and short-term investments	$829.6	$288.3	$541.3	187.8%
Accounts receivable, net	104.3	193.0	(88.7)	(46.0)%
Inventories, net	40.4	34.5	5.9	17.1%
Deferred tax assets, net	69.2	12.7	56.5	444.9%
Prepaid income taxes	28.1	1.3	26.8	2,061.5%
Other current assets	25.6	21.3	4.3	20.2%

Total current assets	1,097.2	551.1	546.1	99.1%

Accounts payable	76.9	54.1	22.8	42.1%
Current portion of long-term debt	0.2	169.1	(168.9)	(99.9)%
Reserve for sales returns	63.9	60.0	3.9	6.5%
Accrued consumer rebate and loyalty programs	81.2	139.9	(58.7)	(42.0)%
Managed care and Medicaid reserves	96.3	72.8	23.5	32.3%
Other current liabilities	81.3	78.8	2.5	3.2%

Total current liabilities	399.8	574.7	(174.9)	(30.4)%

Working capital	$697.4	$(23.6)	$721.0	3,055.1%

We had cash, cash equivalents and short-term investments of $829.6 million and working capital of $697.4 million at June 30, 2012, as compared to $288.3 million and negative working capital of $23.6 million, respectively, at December 31, 2011. The increase in cash, cash equivalents and short-term investments was primarily due to the proceeds received from the issuance of our 1.375% Notes in May 2012, net of a purchase of a related hedge and the proceeds from the issue of related warrants, of approximately $455 million and the generation of $107.1 million of operating cash flow during the six months of 2012. In addition to the impact of these events, the increase in working capital was also impacted by the reclassification of our 2.5% Notes to long-term liabilities subsequent to the June 4, 2012 option the holders of the 2.5% Notes had to require us to offer to repurchase their 2.5% Notes for cash. Only holders of $3,000 in principal amount requested their 2.5% Notes be repurchased. During the twelve month period prior to June 4, 2012, the 2.5% Notes were classified as a current liability.

Accounts receivable, net, was $104.3 million and $193.0 million at June 30, 2012 and December 31, 2011, respectively. The decrease was primarily due to an $80.1 million decrease in gross sales during the month of June 2012 as compared to the month of December 2011. As our standard payment terms are 30 days, orders that occur during the last month of a quarter are typically not due for payment until after the end of the quarter. Gross sales during the month of June 2012 were $121.7 million, or 34.0% of the total gross sales for the second quarter of 2012, as compared to gross sales during the month of December 2011 of $201.8 million, or 54.8% of total gross sales for the fourth quarter of 2011. Days’ sales outstanding, calculated as accounts receivable, net, as of the end of the reporting period, divided by total gross sales for the quarter, multiplied by the number of days in the quarter, was 27 days as of June 30, 2012 as compared to 48 days as of December 31, 2011. The calculated days’ sales outstanding is impacted by the amount and timing of orders placed within their inventory management agreement terms by customers during the second quarter of 2012 and the fourth quarter of 2011. Total purchases by customers, excluding the impact of the sales of Graceway products, decreased during the second quarter of 2012 as compared to prior quarters primarily due to a reduction in SOLODYN® and ZIANA® inventory purchases by our wholesale and retail customers to better correspond to the reduced demand through their channels due to the impact of our alternate fulfillment program. Gross sales during the first half of 2012 and during the month of December 2011 included sales of Graceway products, which were acquired as part of our acquisition of the assets of Graceway in December

2011. We sell our products primarily to major wholesalers and retail chain drugstores. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. Other than our alternate fulfillment program for SOLODYN® and ZIANA®, which began in 2012, we rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We also defer the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand, and we defer the recognition of revenue of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, until our exclusive U.S. distributor, McKesson, ships these products to physicians.

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

As of June 30, 2012, our short-term investments included $12.8 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During the 2012 six months, we liquidated approximately $0.1 million of our auction rate floating securities at par.

Operating Activities

Net cash provided by operating activities during the 2012 six months was approximately $107.1 million, compared to cash provided by operating activities of approximately $77.3 million during the 2011 six months. The following is a summary of the primary components of cash provided by operating activities during the 2012 six months and 2011 six months (in millions):

	2012 Six Months	2011 Six Months
Income taxes paid	$(42.4)	$(38.0)
Payment made to a specialty pharmaceutical company related to a development agreement	(25.0)	-
Payment made to 3M related to a license agreement	(7.5)	-
Payment made to Lupin partner related to a development agreement	(2.5)	-
Payment made to Anacor related to development agreement	-	(7.0)
Payment made to a privately-held U.S. biotechnology company related to a development agreement	-	(5.5)
Payments made to other Medicis partners related to development agreements	(7.0)	(2.0)
Decrease (increase) in accounts receivable	90.6	(36.9)
Increase in accounts payable	20.7	4.4
Increase in reserve for returns	3.9	17.5
(Decrease) increase in accrued consumer rebates and loyalty programs	(58.7)	23.2
Increase in Managed care and Medicaid reserves	23.5	1.9
Decrease in other current liabilities	(6.5)	(12.6)
Cash used in operating activities from discontinued operations	-	(10.0)
Other cash provided by operating activities	118.0	142.3

Cash provided by operating activities	$107.1	$77.3

Investing Activities

Net cash used in investing activities during the 2012 six months was approximately $326.4 million, compared to net cash used in investing activities during the 2011 six months of $189.2 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective periods.

Financing Activities

Net cash provided by financing activities during the 2012 six months was $432.4 million, compared to net cash provided by financing activities of $43.7 million during the 2011 six months. Included in the net cash provided by financing activities during the 2012 six months was $500.0 million of proceeds received from the issuance of our 1.375% Notes, $80.0 million used to purchase a hedge related to the 1.375% Notes, $35.2 million of proceeds received from the sale of warrants related to the 1.375% Notes and $14.2 million used for costs associated with the issuance of the 1.375% Notes. Proceeds from the exercise of stock options were $13.5 million during the 2012 six months compared to $54.0 million during the 2011 six months. Dividends paid during the 2012 six months were $10.6 million and dividends paid during the 2011 six months were $8.5 million.

Long-Term Debt and Other Long-Term Commitments

On May 16, 2012, we issued and sold $500.0 million of our 1.375% Notes in a public offering. The 1.375% Notes will mature on June 1, 2017 and will pay 1.375% annual cash interest, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2012. On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the stated maturity date, or prior to then but only under certain circumstances, the 1.375% Notes will be convertible into cash up to the principal amount, with the remaining amount, if any, to be satisfied, at our option, in shares of our Class A common stock, cash or a combination thereof. The 1.375% Notes are unsecured and do not contain any restrictions on the payment of dividends, the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants.

We also have two outstanding series of Contingent Convertible Senior Notes, consisting of $168.9 million principal amount of 2.5% Contingent Convertible Senior Notes due 2032 (the “2.5% Notes”) and $0.2 million principal amount of 1.5% Contingent Convertible Senior Notes due 2033 (the “1.5% Notes”). The 1.5% Notes and the 2.5% Notes are unsecured and do not contain any restrictions on the incurrence of additional indebtedness or the repurchase of our securities, and do not contain any financial covenants. The 2.5% Notes do not contain any restrictions on the payment of dividends. The 1.5% Notes require an adjustment to the conversion price if the cumulative aggregate of all current and prior dividend increases, through June 11, 2008, above $0.025 per share would result in at least a one percent (1%) increase in the conversion price. This threshold was not reached and no adjustment to the conversion price has been made.

On June 4, 2017, or upon the occurrence of a change in control, holders of the 2.5% Notes may require us to offer to repurchase their 2.5% Notes for cash. On June 4, 2013 and 2018, or upon the occurrence of a change in control, holders of the 1.5% Notes may require us to offer to repurchase their 1.5% Notes for cash. Holders of the 2.5% Notes also had this option on June 4, 2012. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of 2.5% Notes along with the deferred tax liability associated with accelerated interest deductions on the 2.5% Notes are classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017, and the outstanding balance of 1.5% Notes along with the deferred tax liability associated with accelerated interest deductions on the 1.5% Notes are classified as a current liability during the respective twelve month periods prior to June 4, 2013 and June 4, 2018. As of December 31, 2011, $169.1 million of the 2.5% Notes and $62.5 million of deferred tax liabilities were classified as current liabilities in our condensed consolidated balance sheets. The $62.5 million of deferred tax liabilities were included within current deferred tax assets, net. Holders of $3,000 of principal amount of the 2.5% Notes requested to have their 2.5% Notes repurchased by us on June 4, 2012. As of June 30, 2012, $181,000 of the 1.5% Notes and $55,000 of deferred tax liabilities were classified as current liabilities in our condensed consolidated balance sheets. The $55,000 of deferred tax liabilities were included within current deferred tax assets, net.

If all of the 1.5% Notes are put back to us on June 4, 2013, we would be required to pay $181,000 to purchase the 1.5% Notes. We would also be required to pay the accumulated deferred tax liability related to the 1.5% Notes.

During the quarters ended December 31, 2011, March 31, 2012 and June 30, 2012, the 2.5% Notes met the criteria for the right of conversion into shares of our Class A common stock. This right of conversion of the holders of 2.5% Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2011, March 31, 2012 and June 30, 2012. During the quarter ended June 30, 2012, outstanding principal amounts of $216,000 of 2.5% Notes were converted into shares of our Class A common stock. The holders of the remaining $168.9 million of 2.5% Notes have this conversion right only until September 30, 2012. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended June 30, 2012, the 1.5% Notes did not meet the criteria for the right of conversion.

Except for the 1.375% Notes and 2.5% Notes, we had only $51.1 million of long-term liabilities at June 30, 2012, and, except for the 1.5% Notes, we had $399.7 million of current liabilities at June 30, 2012. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

Dividends

We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. Since July 2003, we have paid quarterly cash dividends aggregating approximately $89.2 million on our common stock. In addition, on June 14, 2012, we announced that our Board of Directors had declared a cash dividend of $0.10 per issued and outstanding share of common stock, which was paid on July 31, 2012, to our stockholders of record at the close of business on July 2, 2012. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Fair Value Measurements

We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $12.8 million at June 30, 2012. These securities were included in long-term investments at June 30, 2012.

Our auction rate floating securities are classified as available-for-sale securities and are reflected at fair value. In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 within the fair value hierarchy. However, due to events in credit markets that began during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we determined the estimated fair values of these securities, beginning in the first quarter of 2008, utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008.

Off-Balance Sheet Arrangements

As of June 30, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2011. There were no new significant accounting estimates in the second quarter of 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2011.

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

The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the three months ended June 30, 2012 and 2011 (in thousands):

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Mar. 31, 2012	$63,562	$6,204	$4,205	$2,337	$97,035	$116,171	$289,514

Actual	(5,512)	-	(8,070)	(2,296)	(46,768)	(125,222)	(187,868)

Provision	5,870	1,866	6,018	2,128	45,985	90,291	152,158

Balance at June 30, 2012	$63,920	$8,070	$2,153	$2,169	$96,252	$81,240	$253,804

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Mar. 31, 2011	$73,802	$4,217	$2,351	$1,122	$49,156	$121,704	$252,352

Actual	(13,069)	-	(5,667)	(1,560)	(22,210)	(108,559)	(151,065)

Provision	17,487	(1,776)	6,971	1,927	24,293	111,777	160,679

Balance at June 30, 2011	$78,220	$2,441	$3,655	$1,489	$51,239	$124,922	$261,966

The provision for product returns was $5.9 million, or 1.6% of gross product sales, and $17.5 million, or 5.0% of gross product sales, for the three months ended June 30, 2012 and 2011, respectively. The reserve for product returns increased $0.3 million, from $63.6 million as of March 31, 2012 to $63.9 million as of June 30, 2012. The decrease in the provision during the comparable periods was primarily related to additional estimated required reserves for newly-launched products recorded during the three months ended June 30, 2011.

The provision for sales discounts (or “cash discounts”) was $6.0 million, or 1.7% of gross product sales, and $7.0 million, or 2.0% of gross product sales, for the three months ended June 30, 2012 and 2011, respectively. The reserve for cash discounts decreased $2.0 million, from $4.2 million as of March 31, 2012 to $2.2 million as of June 30, 2012. The decrease in the provision during the comparable periods was due to a decrease in gross product sales, primarily due to a reduction in SOLODYN® and ZIANA® inventory purchases by our wholesale and retail customers to better correspond to the reduced demand through their channels due to the impact of our alternate fulfillment program. The balance in the reserve for sales discounts at the end of a quarterly period is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuation in the reserve for sales discounts between periods is normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.

The provision for managed care and Medicaid rebates was $46.0 million, or 12.9% of gross product sales, and $24.3 million, or 6.9% of gross product sales, for the three months ended June 30, 2012 and 2011, respectively. The reserve for managed care and Medicaid rebates decreased $0.7 million, from $97.0 million as of March 31, 2012 to $96.3 million as of June 30, 2012. The increase in the provision during the comparable periods was primarily due to new managed care contracts entered into during December 2011. It is expected that the new managed care contracts entered into during December 2011 will result in managed care rebates being a greater percentage of gross sales of our products, particularly SOLODYN®, during 2012 as compared to 2011.

The provision for consumer rebates and loyalty programs was $90.3 million, or 25.4% of gross product sales, and $111.8 million, or 31.8% of gross product sales, for the three months ended June 30, 2012 and 2011, respectively. The reserve for consumer rebates and loyalty programs decreased $35.0 million, from $116.2 million as of March 31, 2012 to $81.2 million as of June 30, 2012. The decrease in the provision during the comparable periods and the reserve during the second quarter of 2012 was due to the impact of our alternate fulfillment initiatives launched during the first quarter of 2012.

The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the six months ended June 30, 2012 and 2011 (in thousands):

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Dec. 31, 2011	$60,024	$211	$4,137	$2,050	$72,801	$139,948	$279,171

Actual	(11,216)	—	(15,741)	(4,385)	(85,910)	(254,542)	(371,794)

Provision	15,112	7,859	13,757	4,504	109,361	195,834	346,427

Balance at June 30, 2012	$63,920	$8,070	$2,153	$2,169	$96,252	$81,240	$253,804

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Dec. 31, 2010	$60,692	$582	$2,830	$1,151	$49,375	$101,678	$216,308

Actual	(25,097)	—	(12,724)	(2,834)	(47,439)	(189,182)	(277,276)

Provision	42,625	1,859	13,549	3,172	49,303	212,426	322,934

Balance at June 30, 2011	$78,220	$2,441	$3,655	$1,489	$51,239	$124,922	$261,966

The provision for product returns was $15.1 million, or 2.0% of gross product sales, and $42.6 million, or 6.2% of gross product sales, for the six months ended June 30, 2012 and 2011, respectively. The reserve for product returns increased $3.9 million, from $60.0 million as of December 31, 2011 to $63.9 million as of June 30, 2012. The decrease in the provision during the comparable periods was primarily related to additional estimated required reserves for newly-launched products recorded during the 2011 six months.

Deferred revenue increased $7.9 million, from $0.2 million as of December 31, 2011 to $8.1 million as of June 30, 2012. The increase in deferred revenue during the 2012 six months was primarily due to the deferral of revenue related to units of SOLODYN® and ZYCLARA® in the distribution channel in excess of eight weeks of projected demand.

The provision for sales discounts (or “cash discounts”) was $13.8 million, or 1.8% of gross product sales, and $13.5 million, or 2.0% of gross product sales, for the six months ended June 30, 2012 and 2011, respectively. The reserve for cash discounts decreased $1.9 million, from $4.1 million as of December 31, 2011 to $2.2 million as of June 30, 2012. The increase in the provision during the comparable periods was due to an increase in gross product sales. The balance in the reserve for sales discounts at the end of a quarterly period is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuation in the reserve for sales discounts between periods is normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.

The provision for managed care and Medicaid rebates was $109.4 million, or 14.4% of gross product sales, and $49.3 million, or 7.1% of gross product sales, for the six months ended June 30, 2012 and 2011, respectively. The reserve for managed care and Medicaid rebates increased $23.5 million, from $72.8 million as of December 31, 2011 to $96.3 million as of June 30, 2012. The increase in the provision during the comparable periods and in the reserve during the 2012 six months was primarily due to new managed care contracts entered into during December 2011. It is expected that the new managed care contracts entered into during December 2011 will result in managed care rebates being a greater percentage of gross sales of our products, particularly SOLODYN®, during 2012 as compared to 2011.

The provision for consumer rebates and loyalty programs was $195.8 million, or 25.7% of gross product sales, and $212.4 million, or 30.7% of gross product sales, for the six months ended June 30, 2012 and 2011, respectively. The reserve for consumer rebates and loyalty programs decreased $58.7 million, from $139.9 million as of December 31, 2011 to $81.2 million as of June 30, 2012. The decrease in the provision during the comparable periods and the reserve during the 2012 six months was due to the impact of our alternate fulfillment initiatives launched during the first quarter of 2012.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The updated guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under the updated guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The updated guidance also includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed in annual reporting periods beginning after September 15, 2012, with early adoption permitted. We are currently assessing what impact, if any, the revised guidance will have on our results of operations and financial condition.

Forward Looking Statements

This Quarterly Report on Form 10-Q and other documents we file with the SEC include forward-looking statements. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales and marketing efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on certain assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. Among the factors that could cause actual results to differ materially from our forward-looking statements are the following:

•	development and launch of new competitive products, including over-the-counter or generic competitor products;
•	the ability to compete against generic and other branded products;
•	the ability to successfully execute our alternate fulfillment initiatives, and to grow the number of profitable prescriptions;
•	increases or decreases in the expected costs to be incurred in connection with the research and development, clinical trials, regulatory approvals, commercialization and marketing of our products;
•	the success of research and development activities, including the development of additional forms of SOLODYN®, and our ability to obtain regulatory approvals;
•	the speed with which regulatory authorizations and product launches may be achieved;
•	changes in the FDA’s position on the safety or effectiveness of our products;

•	changes in our product mix;
•	the anticipated size of the markets and demand for our products;
•	changes in prescription levels;
•	the impact of acquisitions, divestitures and other significant corporate transactions;
•	the effect of economic changes generally and in natural disaster-affected areas;
•	manufacturing or supply interruptions;
•	importation of other dermal filler or botulinum toxin products, including the unauthorized distribution of products approved in countries neighboring the U.S.;
•	the impact, beginning in 2013, of potential excise taxes on medical devices;
•	changes in the prescribing or procedural practices of dermatologists and/or plastic surgeons, including prescription levels;
•	the ability to successfully market both existing products and new products, including products we acquired from Graceway in December 2011;
•	difficulties or delays in manufacturing and packaging of our products, including delays and quality control lapses of third party manufacturers and suppliers of our products;
•	the availability of product supply or changes in the cost of raw materials;
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

•

legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations (including the civil investigative demand we recently received from the FTC relating to various settlement and other agreements we entered into with makers of generic SOLODYN® products and other efforts principally regarding SOLODYN®), and other legal proceedings (see Note 17 in our accompanying condensed consolidated financial statements and Part II, Item 1, Legal Proceedings);

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to review any future disclosures contained in the reports that we file with the SEC. This Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011 contain discussions of various risks relating to our business that could cause actual results to differ materially from expected and historical results, which you should review. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider any such list or discussion to be a complete set of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During the three months ended June 30, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.     Legal Proceedings

Stiefel VELTIN™ Litigation

On July 28, 2010, we filed suit against Stiefel Laboratories, Inc. (“Stiefel”), a subsidiary of GlaxoSmithKline plc (“GSK”), in the U.S. District Court for the Western District of Texas – San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel, which was approved by the FDA in 2010, will infringe one or more claims of our U.S. Patent No. RE41,134 (the “‘134 Patent”) covering our product ZIANA® Gel, a prescription topical gel indicated for the treatment of acne that was approved by the FDA in November 2006. The ‘134 Patent is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and expires in February 2015. We have rights to the ‘134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief we requested in the lawsuit includes a request for a permanent injunction preventing Stiefel from infringing the ‘134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the ‘134 Patent, including such activities relating to VELTIN™ Gel, and from inducing or contributing to any such activities. On October 8, 2010, we and the owner of the ‘134 Patent filed a motion for a Preliminary Injunction seeking to enjoin sales of VELTIN™ Gel. We also requested a temporary restraining order, which application was heard and denied by the Court on October 15, 2010. On December 14, 2011, the case was reassigned to a new judge, who issued a new case scheduling order pursuant to which a “Markman Hearing” was held on March 20, 2012. At a Markman Hearing, a court determines the scope of the patent’s claims. The Markman Hearing will likely be reheld now that the case has been reassigned to a new judge and stayed, as described below. A jury trial has been set to commence on September 17, 2012.

On May 15, 2012, we filed an amended complaint converting the prior claim of declaratory relief into a claim of patent infringement. On June 15, 2012, Stiefel responded to the amended complaint and alleged a new declaratory relief counterclaim relating to U.S. Patent No. 6,387,383 (the “‘383 Patent”), which patent also covers our product ZIANA® Gel. Stiefel alleged that the counterclaim obviates the need to proceed in the New Jersey action described below. We disagree with such allegation. On June 12, 2012, before the Court issued a Markman ruling, the judge recused himself from the case due to a conflict. The case has been transferred back to the original judge, who has stayed the entire case.

On March 20, 2012, we filed another suit against Stiefel, including naming Stiefel’s parent company, GSK. The suit was filed in the U.S. District Court for the District of New Jersey for patent infringement, and more specifically that Stiefel and GSK’s manufacture and sale of VELTINTM Gel infringes one or more claims of the ‘383 Patent covering our product ZIANA® Gel. The ‘383 Patent is also listed in the FDA’s Approved Drug Products and Therapeutic Equivalence Evaluations (Orange Book) and expires in August 2020. We have rights to the ‘383 Patent pursuant to an exclusive license agreement with the owner of the patent. In this action, we seek both monetary damages and a permanent injunction preventing Stiefel and/or GSK from engaging in infringing activities relating to the manufacture and sale of VELTINTM Gel. On June 18, 2012, Stiefel and GSK responded to the complaint and asserted declaratory relief counterclaims of noninfringement and patent invalidity. We responded to those counterclaims on July 9, 2012. We intend to vigorously pursue this action.

Actavis ZIANA® Litigation

On March 30, 2011, we received a Paragraph IV Patent Certification Notice from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for approval to market a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis has not advised us as to the expected timing of approval. Actavis’ Paragraph IV Patent Certification alleges that our ‘134 Patent and ‘383 Patent will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted, and that the ‘134 Patent and the ‘383 Patent are otherwise invalid. The expiration date for the ‘134 Patent is in 2015, and the expiration date for the ‘383 Patent is in 2020. On May 11, 2011, we filed suit against Actavis in the U.S. District Court for the District of Delaware. Originally, the suit sought an adjudication that Actavis’ ANDA infringes one or more claims of the ‘134 Patent and the ‘383 Patent, and that if approved, Actavis’ product will infringe those patents. In February 2012, we withdrew the ‘134 Patent from the litigation and all claims concerning that patent were dismissed without prejudice. The relief we have requested includes a request for a permanent injunction preventing the FDA from approving Actavis’ ANDA. As a result of the filing of the suit, we believe that Actavis’

ANDA cannot be approved by the FDA until after the expiration of the 30-month stay period or a court decision that the patents-in-suit are invalid or not infringed. The “Markman Hearing” to construe the meaning of the claim terms in the ‘383 Patent was conducted on May 8, 2012, and on June 12, 2012, the judge issued his report regarding the claim terms at issue. Neither side objected to the report, and the judge’s decision has become final. A bench trial is set to commence on July 8, 2013.

In addition to seeking injunctive relief on the basis of patent infringement in the federal case described above, we are also seeking injunctive relief and monetary damages in a lawsuit filed by us against Actavis in the Superior Court of the State of Arizona, County of Maricopa. In the lawsuit, which we filed on March 21, 2011, we allege that Actavis has breached an applicable distribution and supply agreement with us by filing and pursuing its ZIANA® ANDA with the FDA without following certain requirements set forth in our agreement, including a requirement to provide advance notice to us. In our pleadings, we allege that we have suffered and will continue to suffer harms as a result of Actavis’ breach, and that certain of those harms cannot readily be quantified or fully compensated by an award of money damages. Accordingly, we have sought both money damages and injunctive relief as remedies in the action. The injunctive relief sought in the lawsuit includes a request to enjoin Actavis from pursuing its generic version of ZIANA® for a period of time that could extend beyond the 30-month stay applicable in the federal case. No assurance can be given that we will ultimately be successful in enforcing our contractual rights against Actavis in this case, or secure injunctive or other relief.

Acella TRIAZ® Litigation

On August 19, 2010, we filed suit against Acella Pharmaceuticals, Inc. (“Acella”) in the U.S. District Court for the District of Arizona based on Acella’s manufacture and offer for sale of benzoyl peroxide foaming cloths which we believe infringe one or more claims of our U.S. Patent No. 7,776,355 (the “‘355 Patent”) covering certain of our products, including TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths indicated for the topical treatment of acne vulgaris. The ‘355 Patent was issued to us by the U.S. Patent and Trademark Office (the “USPTO”) on August 17, 2010 and expires in June 2026. The relief we requested in the lawsuit includes a request for a Permanent Injunction preventing Acella from infringing the ‘355 Patent by engaging in the manufacture, use, importation, offer to sell, or sale of any products covered by the ‘355 Patent, including Acella’s benzoyl peroxide foaming cloths, and from inducing or contributing to any such activities. Acella filed with the USPTO a request for ex parte reexamination of the ‘355 Patent, and filed with the Court a request that the litigation be stayed for the duration of the reexamination. Both the request for reexamination and the request for a stay were initially denied. Acella resubmitted its request for reexamination to the USPTO, which was granted on December 15, 2010. Acella again requested that the case be stayed pending reexamination, and the Court again denied Acella’s request. On August 12, 2011, the USPTO issued an initial action in the reexamination, confirming that several of the claims of the ‘355 Patent are patentable, including several claims that we believe are infringed by Acella. We filed a motion for a Preliminary Injunction on December 10, 2010. The hearing on the Preliminary Injunction motion was to be combined with a “Markman Hearing” that was scheduled for February 23, 2011. The Court held only the Markman Hearing on February 23, 2011, and deferred the hearing on the Preliminary Injunction motion until March 29, 2011. At the Markman Hearing, the Court determined the scope of the patent’s claims. Due to the need to postpone the March 29, 2011 hearing on the Preliminary Injunction due to scheduled conflicts, we withdrew our motion for a Preliminary Injunction in favor of a motion for an expedited trial. In the meantime, Acella moved for summary judgment that the claims of the ‘355 Patent are invalid, and that we are entitled only to a reasonable royalty, not lost profit damages. We opposed this motion. On November 3, 2011, the Court granted the motion with respect to validity, and dismissed the motion with respect to lost profits damages. The Court rejected a motion for fees made by Acella. We filed an appeal from the Court’s invalidity ruling on November 30, 2011. Briefing in the appeal was suspended pending mediation ordered by the Court of Appeals. The parties are currently engaged in Court-ordered mediation. The briefing schedule has resumed, but the Court-appointed mediator has not terminated the mediation process. The USPTO’s reexamination of the ‘355 Patent’s claims was concluded on June 7, 2012 when the USPTO issued a notice of its intent to confirm the patentability of all of the ‘355 Patent’s claims, without amending or canceling any of the claims.

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

Each of the lawsuits seeks an adjudication that the respective Defendant is infringing one or more claims of our U.S. Patent No. 7,981,909 (the “‘909 Patent”) by making, using, offering for sale, selling in the U.S. or importing, without authority, a generic version of LOPROX® Shampoo (ciclopirox) 1%. Perrigo, Nycomed and Taro received FDA approval for generic ciclopirox 1% shampoos on or about February 16, 2010, May 25, 2010 and February 23, 2011, respectively. Watson acquired rights to a generic ciclopirox 1% shampoo from Perrigo on or about July 26, 2011, which shampoo was approved by the FDA on November 24, 2009. The ‘909 Patent was issued to us by the USPTO on July 19, 2011 and expires in September 2017. The relief we requested in each of the lawsuits includes damages and a request for a permanent injunction preventing the respective Defendant from selling a generic version of LOPROX® prior to the expiration of the ‘909 Patent. We formally served each of defendants Perrigo, Nycomed, and Taro Pharmaceuticals U.S.A., Inc. with the complaints on October 13, 2011. Taro Pharmaceutical Industries, Ltd. was formally served on October 24, 2011. Watson was formally served on December 8, 2011. On February 6, 2012, February 21, 2012, March 1, 2012 and July 12, 2012, respectively, we entered into License and Settlement Agreements with Watson, Taro, Perrigo, and Fougera Pharmaceuticals Inc. (the successor to Nycomed, hereunder “Fougera”) (collectively, the “Loprox Settlement Agreements”). In connection with the Loprox Settlement Agreements, we and Watson, Taro, Perrigo and Fougera, respectively, agreed to settle all legal disputes between us relating to LOPROX® Shampoo and we agreed to withdraw our complaints against such parties pending in the U.S. District Court for the Southern District of New York. Subject to the terms and conditions contained in the Loprox Settlement Agreements, we granted each of Watson, Taro, Perrigo and Fougera a non-exclusive royalty-bearing license to make and sell limited quantities of a generic version of LOPROX® Shampoo. With the Loprox Settlement Agreements, and as of the date of the settlement agreement with Fougera, we no longer have any pending patent infringement litigation with respect to generic versions of LOPROX®.

Zydus Pharmaceuticals USA, Inc. SOLODYN® Litigation

On June 4, 2012, we filed suit against Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. d/b/a/ Zydus Cadila (together, “Zydus”) in the U.S. District Court for the District of Delaware. On June 5, 2012, we filed suit against Zydus in the U.S. District Court for the District of New Jersey. The suits seek an adjudication that Zydus has infringed one or more claims of our U.S. Patent Nos. 5,908,838, 7,790,705 and 7,919,483 (the “Patents”) by submitting to the FDA an Abbreviated New Drug Application for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 55mg, 65mg, 80mg, 90mg, 105mg and 135mg strengths. The relief requested by us includes a request for a permanent injunction preventing Zydus from infringing the asserted claims of the Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of SOLODYN® before the expiration of the Patents.

Civil Investigative Demand from the U.S. Federal Trade Commission

As previously disclosed in our SEC filings, we entered into various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation. On May 2, 2012, we received a civil investigative demand from the U.S. Federal Trade Commission (the “FTC”) requiring that we provide to the FTC information and documents relating to such agreements, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice in accordance with the requirements of the Medicare Modernization Act of 2003, and other efforts principally relating to SOLODYN®. We are cooperating with this investigative process and are currently engaged in document production relating to this matter. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge us through a civil administrative or judicial proceeding. It is not possible to predict the outcome of this process or any subsequent proceedings, which could result in the imposition of monetary and/or injunctive relief, including the invalidation of agreements. However, we believe that the subject agreements and efforts do not exceed the term or scope of its patents and are otherwise consistent with antitrust laws and applicable precedents. If the FTC ultimately challenges the agreements, we would expect to vigorously defend itself in any such action, which we would anticipate to be a multi-year, protracted process. However, no assurance can be given as to the timing or outcome of such process.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

There are no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Plans or Programs (1)

April 1, 2012 to April 30, 2012	-	$-	-
May 1, 2012 to May 31, 2012	-	$-	-
June 1, 2012 to June 30, 2012	-	$-	-

Total	-	$-	-	$49,914,188

(1) On August 8, 2011, the Company announced that its Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. The plan was set to expire on August 7, 2012; however, on August 7, 2012, the Company’s Board of Directors approved a six-month extension of the plan to February 7, 2013. The plan may also terminate at the time at which the purchase limit is reached, and may be suspended or terminated at any time at the Company’s discretion without prior notice. As of June 30, 2012, 4,438,233 shares at an average cost of $33.82 per share, or approximately $150 million in the aggregate, have been purchased as part of this plan.

Item 6.     Exhibits

Exhibit 4.1	Indenture, dated as of May 16, 2012, between Medicis Pharmaceutical Corporation and Deutsche Bank Trust Company Americas, as trustee (1)

Exhibit 4.2

First Supplemental Indenture, dated as of May 16, 2012, between Medicis Pharmaceutical Corporation and Deutsche Bank Trust Company Americas, as trustee, including the form of Medicis Pharmaceutical Corporation’s 1.375% Convertible Senior Notes due 2017 (1)

Exhibit 10.1	Base Note Hedge Transaction Confirmation, dated as of May 10, 2012, by and between Medicis Pharmaceutical Corporation and Deutsche Bank AG, London Branch (1)

Exhibit 10.2	Base Note Hedge Transaction Confirmation, dated as of May 10, 2012, by and between Medicis Pharmaceutical Corporation and JPMorgan Chase Bank, National Association, London Branch (1)

Exhibit 10.3	Base Warrant Transaction Confirmation, dated as of May 10, 2012, by and between Medicis Pharmaceutical Corporation and Deutsche Bank AG, London Branch (1)

Exhibit 10.4	Base Warrant Transaction Confirmation, dated as of May 10, 2012, by and between Medicis Pharmaceutical Corporation and JPMorgan Chase Bank, National Association, London Branch (1)

Exhibit 10.5	Additional Note Hedge Transaction Confirmation, dated as of May 11, 2012, by and between Medicis Pharmaceutical Corporation and Deutsche Bank AG, London Branch (1)

Exhibit 10.6	Additional Note Hedge Transaction Confirmation, dated as of May 11, 2012, by and between Medicis Pharmaceutical Corporation and JPMorgan Chase Bank, National Association, London Branch (1)

Exhibit 10.7	Additional Warrant Transaction Confirmation, dated as of May 11, 2012, by and between Medicis Pharmaceutical Corporation and Deutsche Bank AG, London Branch (1)

Exhibit 10.8	Additional Warrant Transaction Confirmation, dated as of May 11, 2012, by and between Medicis Pharmaceutical Corporation and JPMorgan Chase Bank, National Association, London Branch (1)

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101++*

The following financial information from Medicis Pharmaceutical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for each of the three-month and six-month periods ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2012 and 2011, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date:August 8, 2012	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:August 8, 2012	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)