Form 10-Q
period 2012-09-30
MEDICIS PHARMACEUTICAL CORP
filed 2012-11-09
CIK 859368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-14471

MEDICIS PHARMACEUTICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	52-1574808
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7720 North Dobson Road

Scottsdale, Arizona 85256-2740

(Address of principal executive offices and zip code)

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Class A Common Stock $.014 Par Value	58,393,411 (a)
(a) includes 1,975,334 shares of unvested restricted stock awards

MEDICIS PHARMACEUTICAL CORPORATION

Part I.  Financial Information

Item 1.  Financial Statements

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2012		December 31, 2011

Assets	(unaudited	)
Current assets:
Cash and cash equivalents	$130,115		$42,823
Short-term investments	629,808		245,497
Accounts receivable, net	145,824		193,009
Inventories, net	34,881		34,519
Deferred tax assets, net	73,476		12,720
Prepaid income taxes	31,618		1,314
Other current assets	22,885		21,272

Total current assets	1,068,607		551,154

Property and equipment, net	32,495		25,081
Intangible assets, net	452,615		502,492
Goodwill	202,703		202,627
Deferred tax assets, net	58,963		114,555
Long-term investments	12,778		40,270
Other assets	35,622		15,780

	$1,863,783		$1,451,959

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011

Liabilities	(unaudited)
Current liabilities:
Accounts payable	$77,398	$54,094
Current portion of long-term debt	181	169,145
Reserve for sales returns	52,318	60,024
Accrued consumer rebates and loyalty programs	63,621	139,948
Managed care and Medicaid reserves	83,043	72,801
Other current liabilities	114,437	78,785

Total current liabilities	390,998	574,797

Long-term liabilities:
Long-term debt	594,739	181
Other liabilities	50,212	44,998

Stockholders’ Equity
Preferred stock, $0.01 par value; shares authorized: 5,000,000; issued and outstanding: none	-	-
Class A common stock, $0.014 par value; shares authorized: 150,000,000; issued and outstanding: 76,137,275 and 74,740,324 at September 30, 2012 and December 31, 2011, respectively	1,066	1,028
Class B common stock, $0.014 par value; shares authorized: 1,000,000; issued and outstanding: none	-	-
Additional paid-in capital	851,334	796,979
Accumulated other comprehensive loss	(17,003)	(21,315)
Accumulated earnings	571,113	567,581
Less: Treasury stock, 19,737,309 and 17,745,039 shares at cost at September 30, 2012 and December 31, 2011, respectively	(578,676)	(512,290)

Total stockholders’ equity	827,834	831,983

	$1,863,783	$1,451,959

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net product revenues	$179,126	$183,456	$574,263	$537,171
Net contract revenues	1,069	1,212	4,228	3,237

Net revenues	180,195	184,668	578,491	540,408

Cost of product revenues (1)	19,601	17,169	62,303	49,737

Gross profit	160,594	167,499	516,188	490,671
Operating expenses:
Selling, general and administrative (2)	111,489	93,228	316,859	268,251
Research and development (3)	12,263	28,733	87,406	58,202
Depreciation and amortization	18,322	7,254	54,480	21,688
Impairment of intangible assets	2,745	2,259	2,745	2,259

Operating income	15,775	36,025	54,698	140,271
Interest and investment income	(950)	(1,283)	(2,123)	(3,796)
Interest expense	7,158	1,267	12,240	3,467
Other expense (income), net	7,743	-	7,643	-

Income from continuing operations before income tax expense	1,824	36,041	36,938	140,600
Income tax expense	887	13,091	15,725	56,454

Net income from continuing operations	937	22,950	21,213	84,146
Loss from discontinued operations, net of income tax benefit	-	3,498	-	16,551

Net income	$937	$19,452	$21,213	$67,595

Basic net income per share - continuing operations	$0.02	$0.36	$0.36	$1.35

Basic net loss per share - discontinued operations	$-	$(0.06)	$-	$(0.27)

Basic net income per share	$0.02	$0.31	$0.36	$1.09

Diluted net income per share - continuing operations	$0.02	$0.34	$0.36	$1.25

Diluted net loss per share - discontinued operations	$-	$(0.06)	$-	$(0.27)

Diluted net income per share	$0.02	$0.29	$0.36	$1.01

Cash dividend declared per common share	$0.10	$0.08	$0.30	$0.24

Common shares used in calculating:
Basic net income per share	57,222	61,336	57,296	60,264

Diluted net income per share	58,326	67,914	63,672	66,960

(1) amounts exclude amortization of intangible assets related to acquired products	$15,605	$5,266	$46,957	$15,984
(2) amounts include share-based compensation expense	$12,627	$4,343	$24,185	$19,331
(3) amounts include share-based compensation expense	$930	$95	$1,563	$1,114

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended

	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income	$937	$19,452	$21,213	$67,595
Other comprehensive income, net of income taxes:
Amortization of prior service costs related to supplemental executive retirement plan	775	768	2,325	1,025
Establishment of prior service costs for new participants under supplemental executive retirement plan	-	-	(531)	(21,647)
Net unrealized gain (loss) on available-for-sale securities	1,767	(602)	2,098	(427)
Foreign currency translation adjustment	369	(435)	420	(369)

Total other comprehensive income (loss) , net of income taxes	2,911	(269)	4,312	(21,418)

Comprehensive income	$3,848	$19,183	$25,525	$46,177

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended

	September 30, 2012	September 30, 2011
Operating Activities:
Net income	$21,213	$67,595
Loss from discontinued operations, net of income tax benefit	-	16,551

Net income from continuing operations	21,213	84,146

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	54,480	21,688
Impairment of intangible assets	2,745	2,259
Amortization of prior service costs, supplemental executive retirement plan	3,629	1,599
Amortization of discount on long-term debt	5,327	-
Amortization of debt issuance costs	891	-
Gain on sale of product rights	(3,000)	-
Loss on Counterparty Settlement Agreement	7,743	-
Charge reducing value of investment in a third party entity	2,900	-
Net gain on sale of available-for-sale investments and supplemental executive retirement plan investments, net	(1,374)	(152)
Share-based compensation expense	25,748	20,445
Deferred income tax (benefit)	(194)	(1,821)
Tax benefit from exercise of stock options and vesting of restricted stock awards	1,481	2,265
Excess tax benefits from share-based payment arrangements	(5,899)	(3,403)
(Decrease) increase in provision for sales discounts and chargebacks	(407)	996
Net amortization (accretion) of premium (discount) on investments	2,154	3,774
Changes in operating assets and liabilities:
Accounts receivable	47,592	(23,407)
Inventories	(362)	4,410
Prepaid income taxes	(30,304)	(3,518)
Other current assets	(1,612)	(1,501)
Accounts payable	21,315	6,303
Reserve for sales returns	(7,706)	11,988
Accrued consumer rebates and loyalty programs	(76,327)	30,754
Managed care and Medicaid reserves	10,242	10,046
Income taxes payable	-	(4,628)
Other current liabilities	(7,762)	(13,929)
Other liabilities	4,385	710

Net cash provided by operating activities from continuing operations	76,898	149,024

Net cash used in operating activities from discontinued operations	-	(12,287)

Net cash provided by operating activities	76,898	136,737

Investing Activities:
Purchase of property and equipment	(12,757)	(4,225)
Payments for purchase of product rights	(92)	(12,880)
Proceeds from sale of product rights	6,000	-
Purchase of investments for supplemental executive retirement plan	(12,884)	(9,840)
Purchase of available-for-sale investments	(608,367)	(602,765)
Sale of available-for-sale investments	147,849	199,574
Maturity of available-for-sale investments	107,336	269,830

Net cash used in investing activities	(372,915)	(160,306)

Financing Activities:
Payment of dividends	(16,555)	(13,568)
Proceeds from issuance of long-term debt	500,000	-
Purchase of hedge related to long-term debt	(80,000)	-
Proceeds from sale of warrants related to long-term debt	35,150	-
Payment of debt issuance costs	(14,143)	-
Payment of principal of long-term debt	(3)	-
Purchase of treasury stock	(49,914)	(1,775)
Cash paid in advance under structured share repurchase arrangements	-	(50,000)
Withholding of common shares for tax obligations on vested restricted stock awards	(16,472)	(6,508)
Excess tax benefits from share-based payment arrangements	5,899	3,403
Proceeds from the exercise of stock options	18,927	58,071

Net cash provided by (used in) financing activities	382,889	(10,377)

Effect of exchange rate on cash and cash equivalents	420	(369)

Net increase (decrease) in cash and cash equivalents	87,292	(34,315)
Cash and cash equivalents at beginning of period	42,823	218,362

Cash and cash equivalents at end of period	$130,115	$184,047

See accompanying notes to condensed consolidated financial statements.

MEDICIS PHARMACEUTICAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

On September 2, 2012, the Company entered into an Agreement and Plan of Merger with Valeant Pharmaceuticals International (“Valeant”), whereby the Company will become a wholly owned subsidiary of Valeant upon the closing of the transaction. See Note 2 for further discussion.

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

The accompanying interim condensed consolidated financial statements of Medicis have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. Therefore, the information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	AGREEMENT AND PLAN OF MERGER WITH VALEANT

On September 2, 2012, the Company, Valeant, Valeant Pharmaceuticals International, Inc., and Merlin Merger Sub, Inc., a wholly-owned subsidiary of Valeant (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, upon consummation of the Merger (as defined below) each share of the Company’s Class A common stock, par value $0.014 per share (the “Shares”), issued and outstanding immediately prior to the Merger will convert into a right to receive $44.00 per Share (the “Per Share Merger Consideration”), without interest, and Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly owned subsidiary of Valeant.

Upon consummation of the Merger, each option to acquire Shares (whether vested or unvested) that is outstanding immediately prior to the Merger will be cancelled in exchange for the right to receive the Per Share Merger Consideration less the exercise price per Share of each respective award. Each stock appreciation right relating to Shares (whether vested or unvested) that is outstanding immediately prior to the Merger will be canceled in exchange for the right to receive the Per Share Merger Consideration less the exercise price per share of the stock appreciation right. Each Share that is subject to vesting restrictions will also convert into a right to receive the Per Share Merger Consideration.

Also upon consummation of the Merger, the principal amount of the Company’s 1.375% Convertible Senior Notes Due 2017 will become immediately due and payable. The long-term debt has not been reclassified to current liabilities as of September 30, 2012, however, as the acceleration of payment is contingent upon the consummation of the Merger.

The completion of the Merger is subject to customary conditions, including the approval of the Company’s stockholders, the absence of any material adverse effect on the Company’s business and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

The Merger Agreement contains customary representations, warranties and covenants by the Company and Valeant. The Company has agreed, among other things, not to solicit alternative transactions. The Company has also agreed, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. In addition, each of the parties has agreed to use their reasonable best efforts to cause the Merger to be consummated. Subject to certain exceptions, the Merger Agreement also requires the Company to call and hold a stockholders’ meeting and for the Company’s board of directors (the “Board”) to recommend that the Company’s stockholders adopt the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances, including by Valeant if the Board (i) makes a change to its recommendation in support of the Merger, (ii) fails to reaffirm its recommendation in support of the Merger within specified periods of time, or (iii) fails to recommend against a competing tender offer or exchange offer for outstanding Shares within certain periods of time. The Company may terminate the Merger Agreement prior to its adoption by the Company’s stockholders in the event that the Company receives an unsolicited proposal that the Board concludes, after following certain procedures, is a Superior Proposal (as defined in the Merger Agreement). In each of these cases, the Company may be required to pay Valeant a fee of $85 million and reimburse Valeant for up to $7.5 million in expenses (the “Termination Fee”). In addition, if either party terminates the Merger Agreement (i) under certain circumstances specified in the Merger Agreement and the Company has received an Acquisition Proposal (as defined in the Merger Agreement) or an Acquisition Proposal has been publicly announced and has not been publicly withdrawn prior to a specified time and (ii) the Company enters into an agreement to consummate, or actually consummates, certain alternative transactions within twelve (12) months after such termination, the Company also may be required to pay Valeant the Termination Fee.

The Merger Agreement has been approved by the boards of directors of both Valeant and the Company. The Board has also determined that the Merger is fair to, and in the best interests of, the Company and its stockholders, approved and declared advisable the Merger Agreement and the Merger and the other transactions contemplated by the Merger Agreement and recommended that stockholders of the Company adopt the Merger Agreement.

On October 17, 2012, the Company announced that its stockholders of record at the close of business on October 29, 2012, will be entitled to notice of, and vote at a special meeting of stockholders upon, among other things, the proposal to adopt the Merger Agreement. The meeting will be held on December 7, 2012.

3.	DISCONTINUED OPERATIONS

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

The following is a summary of loss from discontinued operations, net of income tax benefit, for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net revenues	$157	$513
Cost of revenues	87	2,543

Gross profit	70	(2,030)
Operating expenses:
Selling, general and administrative	3,478	15,072
Research and development	1,788	8,436

Loss from discontinued operations before income tax benefit	(5,196)	(25,538)
Income tax benefit	(1,698)	(8,987)

Loss from discontinued operations, net of income tax benefit	$(3,498)	$(16,551)

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

The following is a summary of net cash used in operating activities from discontinued operations for the nine months ended September 30, 2011 (in thousands):

Nine Months Ended
September 30, 2011

Loss from discontinued operations, net of income tax benefit	$(16,551)
Share-based compensation expense	(129)
Decrease in assets held for sale from discontinued operations	5,024
Decrease in liabilities held for sale from discontinued operations	(631)

Net cash used in operating activities from discontinued operations	$(12,287)

4.	CHANGE IN ESTIMATE

During the three months ended September 30, 2012, the Company reduced its estimate for the amount of expected future returns of SOLODYN®, based on recent historical experience and the reduced amount of units that flow through the traditional wholesale and retail chain drugstore channel that has resulted from the Company’s alternate fulfillment initiatives. As a result, the Company decreased the reserve for sales returns for SOLODYN® by $11.5 million, and correspondingly increased managed care and Medicaid reserves for SOLODYN® by $3.4 million and increased the reserve for consumer rebates for SOLODYN® by $1.3 million. The net $6.8 million reduction in these reserves increased net income for the three and nine months ended September 30, 2012 by $4.4 million, or $0.07 per common share.

5.	SHARE-BASED COMPENSATION

At September 30, 2012, the Company had seven active share-based employee compensation plans. Of these seven share-based compensation plans, only the 2006 Incentive Award Plan is eligible for the granting of future awards.

Upon consummation of the pending Merger with Valeant (see Note 2), each stock option award (whether vested or unvested) that is outstanding immediately prior to the Merger will be cancelled in exchange for the right to receive the Per Share Merger Consideration less the exercise price per Share of each respective award. Each stock appreciation right (whether vested or unvested) that is outstanding immediately prior to the Merger will be canceled in exchange for the right to receive the Per Share Merger Consideration less the exercise price per share of the stock appreciation right. Each unvested restricted stock award will also convert into a right to receive the Per Share Merger Consideration. Unrecognized compensation costs and related weighted average periods over which they are expected to be recognized for share-based compensation awards described below do not contemplate the impact of the pending Merger on the awards.

Stock Option Awards

Stock option awards are granted at the fair market value on the date of grant. The option awards vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control of the Company (as defined in the plans). When options are exercised, new shares of the Company’s Class A common stock are issued.

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2012, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2012, was approximately $1.3 million and the related weighted average period over which it is expected to be recognized is approximately 2.4 years.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the nine months ended September 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	4,101,505	$31.31

Granted	88,818	$36.72
Exercised	(798,841)	$23.69
Terminated/expired	(70,526)	$37.28

Balance at September 30, 2012	3,320,956	$33.15	2.2	$33,594,606

The intrinsic value of options exercised during the nine months ended September 30, 2012 was approximately $10.6 million. Options exercisable under the Company’s share-based compensation plans at September 30, 2012 were 3,154,275 with a weighted average exercise price of $33.34, a weighted average remaining contractual term of 1.9 years, and an aggregate intrinsic value of approximately $31.3 million.

A summary of outstanding and exercisable stock options that are fully vested and are expected to vest, based on historical forfeiture rates, as of September 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, net of expected forfeitures	3,162,353	$33.22	2.1	$31,777,261
Exercisable, net of expected forfeitures	3,036,138	$33.30	1.9	$30,279,871

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Expected dividend yield	1.06% to 1.14%	0.77% to 0.88%
Expected stock price volatility	31% to 32%	33%
Risk-free interest rate	1.13% to 1.19%	2.47% to 2.81%
Expected life of options in years	6.0 to 7.0	7.0

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

The weighted average fair value of stock options granted during the nine months ended September 30, 2012 and 2011, was $10.77 and $12.25, respectively.

Restricted Stock Awards

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s Class A common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. As of September 30, 2012, the total amount of unrecognized compensation cost related to nonvested restricted stock awards, to be recognized as expense subsequent to September 30, 2012, was approximately $43.3 million, and the related weighted average period over which it is expected to be recognized is approximately 3.4 years.

A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2012, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	1,919,462	$22.61

Granted	715,593	$35.02
Vested	(590,678)	$20.49
Forfeited	(57,659)	$31.80

Nonvested at September 30, 2012	1,986,718	$27.44

The total fair value of restricted shares vested during the nine months ended September 30, 2012 and 2011 was approximately $12.1 million and $9.3 million, respectively.

Stock Appreciation Rights

During 2009, the Company began granting cash-settled stock appreciation rights (“SARs”) to many of its employees. SARs generally vest over a graduated five-year period and expire seven years from the date of grant, unless such expiration occurs sooner due to the employee’s termination of employment, as provided in the applicable SAR award agreement. SARs allow the holder to receive cash (less applicable tax withholding) upon the holder’s exercise, equal to the excess, if any, of the market price of the Company’s Class A common stock on the exercise date over the exercise price, multiplied by the number of shares relating to the SAR with respect to which the SAR is exercised. The exercise price of the SAR is the fair market value of a share of the Company’s Class A common stock relating to the SAR on the date of grant. The total value of the SAR is expensed over the service period of the employee receiving the grant, and a liability is recognized in the Company’s condensed consolidated balance sheets until settled. The fair value of SARs is required to be remeasured at the end of each reporting period until the award is settled, and changes in fair value must be recognized as compensation expense to the extent of vesting during each reporting period based on the new fair value. As of September 30, 2012, the total measured amount of unrecognized compensation cost related to outstanding SARs, to be recognized as expense subsequent to September 30, 2012, based on the remeasurement at September 30, 2012, was approximately $22.8 million, and the related weighted average period over which it is expected to be recognized is approximately 2.0 years.

The fair value of each SAR was estimated on the date of the grant, and was remeasured at quarter-end, using the Black-Scholes option pricing model with the following assumptions:

	Remeasurement as of September 30, 2012	SARs Granted During the Nine Months Ended September 30, 2011
Expected dividend yield	0.92%	0.87%
Expected stock price volatility	29%	32%
Risk-free interest rate	0.23% to 0.62%	3.12%
Expected life of SARs in years	2.4 to 4.4	7.0

The expected dividend yield is based on expected annual dividends to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant whose term is consistent with the expected life of the related grant. The expected lives of the SARs are based on the Company’s historical exercise data.

No SARs were granted during the nine months ended September 30, 2012. The weighted average fair value of SARs granted during the nine months ended September 30, 2011, as of the grant date, was $9.90. The weighted average fair value of all SARs outstanding as of the remeasurement date of September 30, 2012 was $25.00.

A summary of SARs activity for the nine months ended September 30, 2012 is as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	2,323,060	$17.52
Granted	-	$-
Exercised	(316,067)	$14.64
Terminated/expired	(138,303)	$18.65

Balance at September 30, 2012	1,868,690	$17.92	4.0	$47,364,073

The intrinsic value of SARs exercised during the nine months ended September 30, 2012 was approximately $6.7 million.

As of September 30, 2012, 162,074 SARs were exercisable, with a weighted average exercise price of $17.42, a weighted average remaining contractual term of 4.0 years, and an aggregate intrinsic value of approximately $4.2 million.

Total share-based compensation expense related to continuing operations recognized during the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock options	$208	$187	$612	$670
Restricted stock awards	3,791	2,794	10,774	8,593
Stock appreciation rights	9,558	1,457	14,362	11,182

Total share-based compensation expense	$13,557	$4,438	$25,748	$20,445

6.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On June 24, 2011, the Company’s Compensation Committee adopted the Medicis Pharmaceutical Corporation Supplemental Executive Retirement Plan, as amended on October 3, 2011 (the “SERP”), a non-qualified, noncontributory, defined benefit pension plan that provides supplemental retirement income for a select group of officers, including the Company’s named executive officers. The SERP became effective as of June 1, 2011. Retirement benefits are calculated based on a percentage of a SERP participant’s average earnings, beginning with the 2009 calendar year. The SERP retirement benefit is intended to be paid to participants who reach the “normal retirement date,” which is age 65, or age 59 1/2 with twenty years of service, subject to certain exceptions.

A SERP participant vests in 1/6th of his or her retirement benefit per plan year, (which runs from June 1 to May 31), effective as of the first day of the plan year, and becomes fully vested in his or her accrued retirement benefit upon (1) the participant’s normal retirement date, provided that the participant has at least fifteen years of service with the Company and is employed by the Company on such date, (2) the participant’s separation from service due to a discharge without “cause” or resignation for “good reason” (as such terms are defined in the participant’s employment agreement, or in the absence of such employment agreement or definitions, in the Company’s Executive Retention Plan), or (3) a “change in control” of the Company. The completion of the pending merger with Valeant (see Note 2) will constitute a change in control of the Company under the SERP, upon which each participant’s accrued retirement benefit will become fully vested and distributable on the 30th day following the merger.

Participants in the SERP received credit for prior service with the Company. The prior service accrued benefit of approximately $33.8 million was recorded during the three months ended June 30, 2011 as other comprehensive income within stockholders’ equity, and is amortized as compensation expense over the remaining service years of each participant. The Company also established a deferred tax asset of approximately $12.0 million, the benefit of which was also recorded in other comprehensive income. During the three months ended March 31, 2012, an additional participant was added to the plan, and a prior service accrued benefit of approximately $0.8 million was recorded as other comprehensive income within stockholders’ equity, and is being amortized over the remaining service years of the participant. Total amortization of prior service costs recognized as compensation expense during the three and nine months ended September 30, 2012, was approximately $1.2 million and $3.6 million, respectively. Amortization of prior service costs recognized as compensation expense during the three and nine months ended September 30, 2011, was approximately $1.2 million and $1.6 million, respectively.

Compensation expense recognized during the three and nine months ended September 30, 2012 related to current service costs was approximately $0.3 million and $0.7 million, respectively. Compensation expense recognized during the three and nine months ended September 30, 2011 was $0.3 million. Interest cost accrued related to prior and current service costs during the three and nine months ended September 30, 2012 was approximately $0.4 million and $1.2 million, respectively. Interest cost accrued related to prior and current service costs during the three and nine months ended September 30, 2011 was approximately $0.4 million. The total present value of accrued benefits for the SERP as of September 30, 2012 was approximately $37.8 million, which is included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2012.

The Company maintains a rabbi trust to fund the SERP benefit. During the three months ended September 30, 2011 and three months ended June 30, 2012, the Company purchased life insurance policy investments of approximately $9.8 million and $12.1 million, respectively, to fund the SERP. The life insurance policies cover the SERP participants. The Company intends to make similar annual purchases during each of the next three years. During the three months ended March 31, 2012 and September 30, 2012, the Company made additional life insurance policy investment purchases of approximately $0.4 million and $0.4 million, respectively, related to the new participant added to the SERP during the three months ended March 31, 2012. Net gains on the investments aggregating approximately $1.2 million were recognized during the three and nine months ended September 30, 2012. The Company’s expected return on the plan assets is 4%. The total investment related to the SERP of $24.0 million is included in other assets in the Company’s condensed consolidated balance sheets as of September 30, 2012, and is the cash surrender value of the life insurance policies, representing the fair value of the plan assets.

7.	SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s policy for its short-term and long-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Short-term and long-term investments consist of corporate and various government agency and municipal debt securities. The Company’s investments in auction rate floating securities consist of investments in student loans. Management classifies the Company’s short-term and long-term investments as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other expense in the condensed consolidated statement of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in impairment of the fair value of the investment. Except for impairments related to the illiquidity of the Company’s auction rate floating securities, other-than-temporary impairments are charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security. Dividends and interest income are recognized when earned. The cost of securities sold is calculated using the specific identification method. At September 30, 2012, the Company has recorded the estimated fair value of available-for-sale securities in short-term and long-term investments of approximately $629.8 million and $12.8 million, respectively.

Available-for-sale securities consist of the following at September 30, 2012 (in thousands):

	September 30, 2012

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value

Corporate notes and bonds	$ 323,691	$ 2,674	$(8)	$ -	$ 326,357
Federal agency notes and bonds	254,072	324	(15)	-	254,381
Auction rate floating securities	17,350	-	(4,572)	-	12,778
Asset-backed securities	49,008	63	(1)	-	49,070

Total securities	$ 644,121	$ 3,061	$ (4,596)	$ -	$ 642,586

	December 31, 2011

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other- Than- Temporary Impairment Losses	Fair Value

Corporate notes and bonds	$ 138,554	$ 161	$ (549)	$ -	$ 138,166
Federal agency notes and bonds	125,092	221	(24)	-	125,289
Auction rate floating securities	17,400	-	(4,607)	-	12,793
Asset-backed securities	9,527	-	(8)	-	9,519

Total securities	$ 290,573	$ 382	$ (5,188)	$ -	$ 285,767

During the three and nine months ended September 30, 2012, gross realized gains on sales of available-for-sale securities totaled approximately $0.1 million. During the three and nine months ended September 30, 2012, there were no significant gross realized losses on sales of available-for-sale securities. During the three and nine months ended September 30, 2011, gross realized gains on sales of available-for-sale securities totaled approximately $0.1 million. During the three and nine months ended September 30, 2011, there were no significant gross realized losses on sales of available-for-sale securities. Gross unrealized gains and losses are determined based on the specific identification method. The net adjustment to unrealized gains during the nine months ended September 30, 2012, on available-for-sale securities included in stockholders’ equity totaled approximately $2.1 million. The amortized cost and estimated fair value of the available-for-sale securities at September 30, 2012, by maturity, are shown below (in thousands):

	September 30, 2012

	Cost	Estimated Fair Value

Available-for-sale
Due in one year or less	$309,421	$311,520
Due after one year through five years	317,350	318,288
Due after 10 years	17,350	12,778

	$644,121	$642,586

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties, and the Company views its available-for-sale securities as available for current operations. At September 30, 2012, approximately $12.8 million in estimated fair value expected to mature greater than one year has been classified as long-term investments since these investments are in an unrealized loss position, and management has both the ability and intent to hold these investments until recovery of fair value, which may be maturity.

As of September 30, 2012, the Company’s investments included auction rate floating securities with a fair value of $12.8 million. The Company’s auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The negative conditions in the credit markets from 2008 through the first nine months of 2012 have prevented some investors from liquidating their holdings, including their holdings of auction rate floating securities. During the three months ended March 31, 2008, the Company was informed that there was insufficient demand at auction for the auction rate floating securities. As a result, these affected auction rate floating securities are now considered illiquid, and the Company could be required to hold them until they are redeemed by the holder at maturity. The Company may not be able to liquidate the securities until a future auction on these investments is successful.

The following table shows the gross unrealized losses and the fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 (in thousands):

	Less Than 12 Months		Greater Than 12 Months

	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Corporate notes and bonds	$ 24,412	$ (8)	$ -	$-
Federal agency notes and bonds	28,965	(15)	-	-
Auction rate floating securities	-	-	12,778	(4,572)
Asset-backed securities	12,019	(1)	-	-

Total securities	$ 65,396	$ (24)	$ 12,778	$(4,572)

As of September 30, 2012, the Company has concluded that the unrealized losses on its investment securities are temporary in nature and are caused by changes in credit spreads and liquidity issues in the marketplace. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the expectation for that security’s performance and the creditworthiness of the issuer. Additionally, the Company does not intend to sell and it is not more-likely-than-not that the Company will be required to sell any of the securities before the recovery of their amortized cost basis.

8.	FAIR VALUE MEASUREMENTS

As of September 30, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s short-term and long-term investments, including investments in auction rate floating securities, and the liability associated with the Counterparty Settlement Agreement (see Note 15).

The Company has invested in auction rate floating securities, which are classified as available-for-sale securities and reflected at fair value. Due to events in credit markets, the auction events for some of these instruments held by the Company failed during the three months ended March 31, 2008 (See Note 7). Therefore, the fair values of these auction rate floating securities, which are primarily rated AAA, are estimated utilizing a discounted cash flow analysis as of September 30, 2012. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These investments were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Changes to these assumptions in future periods could result in additional declines in fair value of the auction rate floating securities.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, at September 30, 2012 and December 31, 2011, were as follows (in thousands):

		Fair Value Measurement at Reporting Date Using

	Sept. 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate notes and bonds	$326,357	$4,155	$322,202	$-
Federal agency notes and bonds	254,381	-	254,381	-
Auction rate floating securities	12,778	-	-	12,778
Asset-backed securities	49,070	-	49,070	-

Total assets measured at fair value	$642,586	$4,155	$625,653	$12,778

Counterparty Settlement Agreement liability	$24,925	$-	$-	$24,925

Total liabilities measured at fair value	$24,925	$-	$-	$24,925

		Fair Value Measurement at Reporting Date Using

	Dec. 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate notes and bonds	$138,166	$-	$138,166	$-
Federal agency notes and bonds	125,289	-	125,289	-
Auction rate floating securities	12,793	-	-	12,793
Asset-backed securities	9,519	-	9,519	-

Total assets measured at fair value	$285,767	$-	$272,974	$12,793

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Auction Rate Floating Securities	Counterparty Settlement Agreement Liability

Balance at June 30, 2012	$12,766	$-
Transfers to (from) Level 3	-	17,182
Total losses (gains) included in other expense (income), net	-	7,743
Total gains included in other comprehensive income	12	-
Purchases	-	-
Settlements	-	-

Balance at September 30, 2012	$12,778	$24,925

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Auction Rate Floating Securities	Counterparty Settlement Agreement Liability

Balance at December 31, 2011	$12,793	$-
Transfers to (from) Level 3	-	17,182
Total losses (gains) included in other expense (income), net	-	7,743
Total gains included in other comprehensive income	35	-
Purchases	-	-
Settlements	(50)	-

Balance at September 30, 2012	$12,778	$24,925

The following is a description of the valuation techniques used for the assets and liabilities measured at fair value classified within Level 2 or Level 3 of the fair value hierarchy:

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

Available-for-sale securities classified within Level 3 of the fair value hierarchy (auction rate floating securities) are valued utilizing a discounted cash flow model. Key variables that are included in the Company’s calculation of the fair value of its auction rate floating securities utilizing a discounted cash flow model are weighted average cost of capital (“WACC”), liquidity horizon and estimated coupon rate. The liquidity horizon is an estimation of how long the liquidity issue of the auction rate floating securities will continue to exist. As part of its calculation of the fair value of its auction rate floating securities as of September 30, 2012, the Company used a WACC of 5.0%, a liquidity horizon of nine years, and an estimated coupon rate of a 12-month historical average for the indexes. The 12-month historical averages for 1-Month LIBOR and 90-Day T-Bills were 0.25% and 0.06%, respectively. As part of its assessment of these variables used in calculating the fair value of its auction rate floating securities, the Company performs a sensitivity analysis to understand the potential impact of using different amounts for these variables. As of September 30, 2012, the sensitivity analysis did not produce calculated fair values that were significantly different from those calculated using the variables described above.

The fair value of the Note Hedge and Warrant Transactions before the execution of the Counterparty Settlement Agreement was calculated utilizing potential settlement outcomes with the Counterparty under the original terms of the Note Hedge and Warrant Transactions considering merger and non-merger events as probability weighted and discounted using a credit adjusted risk free rate. This valuation model utilizes inputs including market based settlement terms upon a merger or non-merger event for the respective Note Hedge and Warrant Transactions, a credit adjusted discount rate, and probability weighting (Level 3 inputs). The probability-weighting was based on a market participant’s expectation as to the outcome of a merger event. The fair value of the Note Hedge and Warrant Transactions after the execution of the Counterparty Settlement Agreement was calculated using potential settlement outcomes considering merger and non-merger events as probability weighted and discounted using a credit adjusted risk free rate. This valuation model utilizes inputs including a fixed settlement amount based on the terms of the Counterparty Settlement Agreement, the assumed payment to be made under the Consulting Agreement as discounted for counterparty credit risk, a counterparty credit risk adjusted discount rate, and probability weighting (Level 3 inputs).

9.	RESEARCH AND DEVELOPMENT

All research and development costs, including payments related to products under development and research consulting agreements, are expensed as incurred. The Company may continue to make non-refundable payments to third parties for new technologies and for research and development work that has been completed. These payments may be expensed or capitalized at the time of payment depending on the nature of the payment made and the related stage of the research and development project.

The Company’s policy on accounting for costs of strategic collaborations determines the timing of the recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized as an asset. Management is required to form judgments with respect to the commercial status of such products in determining whether development costs meet the criteria for immediate expense or capitalization. For example, when the Company acquires certain products for which there already is an Abbreviated New Drug Application (“ANDA”) or a New Drug Application (“NDA”) approval related directly to the product, and there is net realizable value based on projected sales for these products, the Company capitalizes the amount paid as an intangible asset.

Research and development expense for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Ongoing research and development costs	$11,833	$7,638	$39,337	$21,588
Payments related to strategic collaborations	(500)	21,000	46,506	35,500
Share-based compensation expense	930	95	1,563	1,114

Total research and development	$12,263	$28,733	$87,406	$58,202

10.	STRATEGIC COLLABORATIONS

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

Pursuant to the terms of the Prior Collaboration Agreement, Ucyclyd granted rights to Hyperion, exercisable in the future, to purchase certain worldwide rights to Ucyclyd’s existing on-market products AMMONUL® and BUPHENYL® under certain conditions, as well as to develop and commercialize Ravicti™, a compound referred to as HPN-100 (and also previously referred to as GT4P in the Prior Collaboration Agreement), for the treatment of urea cycle disorder, hepatic encephalopathies and other indications. The parties agreed to supersede the Prior Collaboration Agreement with the Amended Collaboration Agreement, under which Hyperion will continue to have the right, exercisable no earlier than January 1, 2013, to purchase certain worldwide rights to AMMONUL® and BUPHENYL®, subject to Ucyclyd’s right to elect to retain such rights to AMMONUL®, and an Asset Purchase Agreement of even date (the “APA”), under which Hyperion agreed to purchase Ucyclyd’s rights to Ravicti™ on the terms set forth therein. The parties completed the sale of Ravicti™ under the APA on March 22, 2012, for which Hyperion paid Ucyclyd $6.0 million. If Ravicti™ is not approved by the FDA by January 1, 2013, Ucyclyd will pay Hyperion $0.5 million per month until June 30, 2013, or until Ravicti™ is approved, whichever comes first, subject to a maximum of $3.0 million in aggregate payments. Pursuant to the APA, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to Ravicti™ and, pursuant to the terms of the Amended Collaboration Agreement, following exercise of its purchase rights, Hyperion will pay Ucyclyd certain royalties and regulatory and sales milestones relating to AMMONUL® (but only if Ucyclyd does not elect to retain rights to AMMUNOL®) and BUPHENYL®. Ucyclyd will continue to be entitled to all revenue from the sales of AMMONUL® and BUPHENYL® until the exercise of the purchase rights by Hyperion. If Hyperion elects to purchase AMMONUL® and BUPHENYL®, but Ucyclyd elects to retain AMMONUL®, then AMMONUL® will remain an asset of Ucyclyd and Ucyclyd will continue to be entitled to all revenue from the sales of AMMONUL®. A net gain of $3.0 million on the sale of Ravicti™ to Hyperion was recognized in other income during the three months ended March 31, 2012. This consisted of the $6.0 million payment Ucyclyd received from Hyperion, partially offset by the $3.0 million in total potential contingent payments that Ucyclyd could pay to Hyperion during the first six months of 2013, based upon the timing of the approval of Ravicti™ by the FDA. The $3.0 million contingent liability is included in other current liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2012.

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

During the three months ended December 31, 2010 and June 30, 2011, development milestones were achieved, and the Company made a $10.0 million and a $5.5 million payment, respectively, pursuant to the agreements. The initial $5.0 million payment and the $10.0 million milestone payment were recognized as research and development expense during 2010, and the $5.5 million milestone payment was recognized as research and development expense during the three months ended June 30, 2011. As of September 30, 2012, $75.0 million of potential milestone payments remain upon successful completion of certain clinical, regulatory and commercial milestones.

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

11.	IMPAIRMENT OF INTANGIBLE ASSETS

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

During the quarter ended September 30, 2012, an intangible asset related to one of the Company’s non-primary products was determined to be impaired based on the Company’s analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, the Company determined that the fair value of the intangible asset was less than its carrying value and recorded a write-down of approximately $2.7 million related to this intangible asset. During the quarter ended September 30, 2012, the Company determined that the product, which was one of the products acquired as part of the Company’s December 2011 acquisition of the assets of Graceway Pharmaceuticals, LLC (“Graceway”), would no longer be sold. The $2.7 million impairment charge reduced the intangible asset’s carrying value to $0.

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

12.	SEGMENT AND PRODUCT INFORMATION

The Company operates in one business segment: pharmaceuticals. The Company’s current pharmaceutical franchises are divided between the dermatological and non-dermatological fields. The dermatological field represents products for the treatment of acne and acne-related dermatological conditions and non-acne dermatological conditions. The non-dermatological field represents products for the treatment of urea cycle disorder, contract revenue, and beginning on December 2, 2011, upon the Company’s acquisition of the assets of Graceway, products in the respiratory and women’s health specialties. The acne and acne-related dermatological product lines include SOLODYN® and ZIANA®. During early 2011, the Company discontinued its TRIAZ®

branded products and decided to no longer promote its PLEXION® branded products. The non-acne dermatological product lines include DYSPORT®, LOPROX®, PERLANE®, RESTYLANE®, VANOS® and ZYCLARA®. ZYCLARA® was acquired by the Company as part of the acquisition of the assets of Graceway on December 2, 2011. The non-dermatological product lines include AMMONUL®, BUPHENYL® and the MAXAIR® AUTOHALER®. The MAXAIR® AUTOHALER® was acquired by the Company as part of the acquisition of the assets of Graceway on December 2, 2011. The non-dermatological field also includes contract revenues associated with licensing agreements and authorized generic agreements.

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

Net revenues and the percentage of net revenues for each of the product categories are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Acne and acne-related dermatological products	$85,109	$119,119	$286,741	$345,711
Non-acne dermatological products	80,773	55,659	235,885	165,599
Non-dermatological products	14,313	9,890	55,865	29,098

Total net revenues	$180,195	$184,668	$578,491	$540,408

	Three Months Ended		Nine Months Ended

	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Acne and acne-related dermatological products	47%	65%	49%	64%
Non-acne dermatological products	45	30	41	31
Non-dermatological products	8	5	10	5

Total net revenues	100%	100%	100%	100%

During the three and nine months ended September 30, 2012, approximately 4.6% and 5.0% of the Company’s net revenues were generated in Canada. No country or region outside of the U.S. and Canada generated more than 5%, individually or in the aggregate, of the Company’s net revenues during the three or nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, less than 5% of the Company’s net revenues were generated outside of the U.S.

13.	INVENTORIES

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

Inventory costs associated with products that have not yet received regulatory approval are capitalized if, in the view of the Company’s management, there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with pre-launch inventory that has not yet received regulatory approval are expensed as research and development expense during the period the costs are incurred. As of September 30, 2012 and December 31, 2011, there were no costs capitalized into inventory for products that had not yet received regulatory approval.

Inventories as of September 30, 2012 and December 31, 2011 is comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$11,678	$9,100
Work-in-process	987	5,495
Finished goods	27,875	29,250
Valuation reserve	(5,659)	(9,326)

Total inventories	$34,881	$34,519

14.	OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2012 and December 31, 2011 is comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued incentives, including SARs liability	$44,199	$41,516
Deferred revenue	11,351	13,703
Counterparty Settlement Agreement liability (see Note 15)	24,925	-
Other accrued expenses	33,962	23,566

	$114,437	$78,785

Deferred revenue as of September 30, 2012 and December 31, 2011 is comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred revenue - aesthetics products, net of cost of revenue	$7,694	$13,349
Deferred revenue - sales into distribution channel in excess of eight weeks of projected demand	3,513	212
Other deferred revenue	144	142

	$11,351	$13,703

The Company defers revenue, and the related cost of revenue, of its aesthetics products, including DYSPORT®, PERLANE® and RESTYLANE®, until its exclusive U.S. distributor ships the product to physicians. The Company also defers the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand. The increase in deferred revenue for units in the distribution channel in excess of eight weeks of projected demand during the nine months ended September 30, 2012 was primarily associated with units of ZYCLARA®.

15.	LONG-TERM DEBT

Long-term debt as of September 30, 2012 and December 31, 2011 is comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
1.375% Convertible Senior Notes	$500,000	$—
Discount on 1.375% Convertible Senior Notes	(74,187)	—

1.375% Convertible Senior Notes, net of discount	425,813	—
2.5% Contingent Convertible Senior Notes	168,926	169,145
1.5% Contingent Convertible Senior Notes	181	181

	594,920	169,326
Less current portion	(181)	(169,145)

Total long-term debt	$594,739	$181

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

As of September 30, 2012, the 1.375% Notes were not convertible.

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

On September 2, 2012, the Company entered into a settlement agreement (the “Counterparty Settlement Agreement”) with one of the Option Counterparties to provide for settlement of the Convertible Note Hedge Transactions that the Company entered into with one of the Option Counterparties on May 10, 2012 and May 11, 2012, upon the occurrence of certain events in connection with the Merger Agreement with Valeant (see Note 2). Upon the public announcement, if any, that the merger with Valeant has closed, or upon the occurrence of certain other specified events, one of the Option Counterparties will be obligated to pay to the Company, in lieu of any payment or delivery otherwise due under the Convertible Note Hedge Transactions, a specified settlement amount per “Relevant Note Hedging Unit” (as defined in the Counterparty Settlement Agreement) on the “Payment Date” (as defined in the Counterparty Settlement Agreement), in full satisfaction of the respective rights and obligations of the parties under the Convertible Note Hedge Transactions in respect of such Relevant Note Hedging Units.

In addition, the Counterparty Settlement Agreement provides for settlement of the Warrant Transactions that the Company entered into with one of the Option Counterparties on May 10, 2012 and May 11, 2012, upon the occurrence of certain events in connection with the Merger Agreement with Valeant. Upon the public announcement, if any, that the Merger with Valeant has closed, or upon the occurrence of certain other specified events, the Company will be obligated to pay one of the Option Counterparties, in lieu of any payment or delivery otherwise due under the Warrant Transactions, a specified settlement amount per “Relevant Warrant” (as defined in the Counterparty Settlement Agreement) on the Payment Date, in full satisfaction of the respective rights and obligations of the parties under the Warrant Transactions in respect of such Relevant Warrants.

Notwithstanding the foregoing description, the Counterparty Settlement Agreement provides that the aggregate settlement amounts payable by one of the Option Counterparties to the Company is $3.0 million after deducting any aggregate settlement amounts payable by the Company to one of the Option Counterparties under the Counterparty Settlement Agreement on the Payment Date. The Counterparty Settlement Agreement is also subject to termination or renegotiation upon the occurrence of certain events.

The Option Counterparty that entered into the Counterparty Settlement Agreement had also previously entered into an advisory and consulting agreement with the Company in December 2011 to advise the Company in a potential sale of the Company to a third party. That agreement (the “Consulting Agreement”) provides that in the event the Option Counterparty assists with the sale of the Company, the Option Counterparty would be entitled to a fee as a percentage of the sale purchase price. Based on the actual purchase price proposed by Valeant for the Company on September 3, 2012, the amount of this fee will be approximately $28.1 million upon the closing of the transaction.

Because the Counterparty Settlement Agreement added a settlement condition based on a fixed monetary payoff which is contingent upon an event not based on the Company’s share price, the Note Hedge and Warrant Transactions entered into with one of the Option Counterparties no longer meet the criteria for equity classification.

Accordingly, the Company estimated and recorded the fair value of the Note Hedge and Warrant Transactions with this Counterparty immediately before the execution of the Counterparty Settlement Agreement which resulted in a $17.2 million charge to additional paid-in capital and a corresponding increase to other current liabilities. Because the execution of the Counterparty Settlement Agreement was made in contemplation and consideration of the Consulting Agreement, the Company determined that the Counterparty Settlement Agreement, Note Hedge and Warrant Transactions with this Counterparty and Consulting Agreement should be subsequently accounted for and measured as one unit of account. Therefore, the Company subsequently determined the post execution Counterparty Settlement Agreement fair value of this equity derivative to be $24.9 million, resulting in a $7.7 million charge to other expense (income) and an increase to other current liabilities for the three months ended September 30, 2012.

The resulting liability will continue to be recorded at fair value with changes in fair value reflected through the income statement through the closing of the merger transaction.

The impact of the Counterparty Settlement Agreement has not been included in the Company’s computation of dilutive earnings per share because such impact would be anti-dilutive.

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

In June 2002, the Company sold $400.0 million aggregate principal amount of its 2.5% Contingent Convertible Senior Notes Due 2032 (the “2.5% Notes”) in private transactions. As discussed below, approximately $230.8 million in principal amount of the 2.5% Notes was exchanged for 1.5% Notes on August 14, 2003. The 2.5% Notes bear interest at a rate of 2.5% per annum, which is payable on June 4 and December 4 of each year, beginning on December 4, 2002. The Company also agreed to pay contingent interest at a rate equal to 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2007, if the average trading price of the 2.5% Notes reaches certain thresholds. Contingent interest of approximately $0.3 million related to the 2.5% Notes was payable at September 30, 2012. No contingent interest related to the 2.5% Notes was payable at December 31, 2011. The 2.5% Notes will mature on June 4, 2032.

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

During the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, the 2.5% Notes met the criteria for the right of conversion into shares of the Company’s Class A common stock. This right of conversion of the holders of 2.5% Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. During the quarter ended June 30, 2012, outstanding principal amounts of $216,000 of 2.5% Notes were converted into shares of the Company’s Class A common stock. The holders of the remaining $168.9 million of 2.5% Notes have this conversion right only until December 31, 2012. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved.

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

The 1.5% Notes bear interest at a rate of 1.5% per annum, which is payable on June 4 and December 4 of each year, beginning December 4, 2003. The Company will also pay contingent interest at a rate of 0.5% per annum during any six-month period, with the initial six-month period commencing June 4, 2008, if the average trading price of the 1.5% Notes reaches certain thresholds. No contingent interest related to the 1.5% Notes was payable at September 30, 2012 or December 31, 2011. The 1.5% Notes will mature on June 4, 2033.

As a result of the exchange, the outstanding principal amounts of the 2.5% Notes and the 1.5% Notes were $169.2 million and $283.9 million, respectively. The Company incurred approximately $5.1 million of fees and other origination costs related to the issuance of the 1.5% Notes. The Company amortized these costs over the first five-year Put period, which ran through June 4, 2008.

Holders of the 1.5% Notes were able to require the Company to repurchase all or a portion of their 1.5% Notes on June 4, 2008, at 100% of the principal amount of the 1.5% Notes, plus accrued and unpaid interest, including contingent interest, if any, to the date of the repurchase, payable in cash. Holders of approximately $283.7 million of 1.5% Notes elected to require the Company to repurchase their 1.5% Notes on June 4, 2008. The Company paid $283.7 million, plus accrued and unpaid interest of approximately $2.2 million, to the holders of 1.5% Notes that elected to require the Company to repurchase their 1.5% Notes. The Company was also required to pay an accumulated deferred tax liability of approximately $34.9 million related to the repurchased 1.5% Notes. This $34.9 million deferred tax liability was paid during the second half of 2008. Following the repurchase of these 1.5% Notes, $181,000 of principal amount of 1.5% Notes remained outstanding as of September 30, 2012 and December 31, 2011.

Remaining holders of the 1.5% Notes may require the Company to repurchase all or a portion of their 1.5% Notes on June 4, 2013 and June 4, 2018, or upon a change in control, as defined in the indenture governing the 1.5%

Notes, at 100% of the principal amount of the 1.5% Notes, plus accrued and unpaid interest to the date of the repurchase, payable in cash. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of 1.5% Notes along with the deferred tax liability associated with accelerated interest deductions on the 1.5% Notes will be classified as a current liability during the respective twelve month periods prior to June 4, 2013 and June 4, 2018. As of September 30, 2012, $181,000 of the 1.5% Notes and $58,000 of deferred tax liabilities were classified as current liabilities in the Company’s condensed consolidated balance sheets. The $58,000 of deferred tax liabilities were included within current deferred tax assets, net.

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

During the quarter ended September 30, 2012, the 1.5% Notes did not meet the criteria for the right of conversion.

Interest expense

Interest expense recognized related to the Company’s long-term debt during the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
1.375% Notes:
Coupon rate interest	$1,718	$-	$2,569	$-
Amortization of discount	3,577	-	5,327	-
Amortization of issuance costs	595	-	891	-

Total 1.375% Notes	5,890	-	8,787	-

2.5% Notes:
Coupon rate interest	1,056	1,057	3,170	3,171
Contingent interest	211	209	281	280

Total 2.5% Notes	1,267	1,266	3,451	3,451

1.5% Notes:
Coupon rate interest	1	1	2	2

Total 1.5% Notes	1	1	2	2

Total interest expense related to long-term debt	$7,158	$1,267	$12,240	$3,453

Fair value of long-term debt

The fair value of the Company’s long-term debt, based on market quotations, was approximately $789.7 million and $202.5 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the long-term debt held as of September 30, 2012 and December 31, 2011 were valued using Level 2 pricing inputs based on quoted prices for similar instruments in markets that are not active, and through model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

16.	INCOME TAXES

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

On November 1, 2011, the Company closed its sale of all issued and outstanding shares of common stock of LipoSonix to Solta. The transaction resulted in a $30.5 million capital loss for income tax purposes, of which $26.2 million can be carried back and used to offset capital gains generated in prior tax years. Accordingly, an income tax benefit of $9.4 million was recognized and is included in the gain from discontinued operations for the year ended December 31, 2011. A deferred tax asset was recorded on the portion of the capital loss ($4.3 million) that could not be carried back to prior years. As a capital loss can only be utilized to offset capital gains, the Company recorded at December 31, 2011 a valuation allowance of $1.5 million against the deferred tax asset in order to reduce the carrying value of the deferred tax asset to $0, which was the amount that management believed was more likely than not to be realized. During the nine months ended September 30, 2012, the Company recognized a $6.0 million capital gain (see Note 10), and accordingly, the reversal of this $1.5 million valuation allowance has been reflected in the Company’s estimate of its annual effective tax rate for 2012.

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

At December 31, 2011, the Company had an unrealized tax loss of $21.0 million related to the Company’s option to acquire Revance or license Revance’s topical product that is under development. The Company will not be able to determine the character of the loss until the Company exercises or fails to exercise its option. A realized loss characterized as a capital loss can only be utilized to offset capital gains. At December 31, 2011, the Company had recorded a valuation allowance of $7.6 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized. As a result of the Settlement and Termination Agreement with Revance (see Note 22), the Company has reflected a $1.7 million reduction of this valuation allowance in the Company’s estimate of its annual effective tax rate for 2012.

At September 30, 2012, the Company has an unrealized tax loss of $21.9 million related to the Company’s option to acquire a privately-held U.S. biotechnology company. If the Company fails to exercise its option, a capital loss will be recognized. A loss characterized as a capital loss can only be used to offset capital gains. At September 30, 2012, the Company has recorded a valuation allowance of $7.9 million against the deferred tax asset associated with this unrealized tax loss in order to reduce the carrying value of the deferred tax asset to $0, which is the amount that management believes is more likely than not to be realized.

During the three months ended September 30, 2012 and September 30, 2011, the Company made net tax payments of $1.4 million and $13.0 million, respectively. During the nine months ended September 30, 2012 and September 30, 2011, the Company made net tax payments of $43.8 million and $51.0 million, respectively.

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

The Company owns two subsidiaries that file corporate tax returns in Sweden. The Swedish tax authorities examined the tax return of one of the subsidiaries for fiscal 2004. The examiners issued a no change letter, and the examination is complete. The Company’s other subsidiary in Sweden has not been examined by the Swedish tax authorities. The Swedish statute of limitations may be open for up to five years from the date the tax return was filed. Thus, all returns filed for periods ending December 31, 2007 forward are open under the statute of limitations.

At September 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of $9.1 million and $8.6 million, respectively. The amount of unrecognized tax benefits which, if ultimately recognized, could favorably affect the Company’s effective tax rate in a future period is $6.3 million and $5.6 million as of September 30, 2012 and December 31, 2011, respectively. The Company estimates that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.3 million in the next twelve months due to audit settlements.

The Company recognizes accrued interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company had approximately $0.6 million and $0.3 million for the payment of interest and penalties accrued (net of tax benefit) at September 30, 2012 and December 31, 2011, respectively.

17.	DIVIDENDS DECLARED ON COMMON STOCK

On September 21, 2012, the Company announced that its Board of Directors had declared a cash dividend of $0.10 per issued and outstanding share of the Company’s Class A common stock, which was paid on October 31, 2012, to stockholders of record at the close of business on October 1, 2012. The $5.8 million dividend was recorded as a reduction of accumulated earnings and is included in other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2012. The Company has not adopted a dividend policy.

18.	STOCK REPURCHASE

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

During the three and nine months ended September 30, 2012, 1,533,619 shares were repurchased in the open market at a weighted average cost of $32.55 per share. Total shares repurchased from the inception of the plan through September 30, 2012 in the open market and through structured share repurchase arrangements was 5,971,852 shares at a weighted average cost of $33.49 per share.

As of September 30, 2012, the plan has terminated as the purchased limit has been reached.

19.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	September 30, 2012			September 30, 2011
	Continuing Operations	Discontinued Operations	Net Income	Continuing Operations	Discontinued Operations	Net Income

BASIC

Net income (loss)	$937	$-	$937	$22,950	$(3,498)	$19,452
Less: income (loss) allocated to participating securities	-	-	-	702	-	583

Net income (loss) available to common stockholders	937	-	937	22,248	(3,498)	18,869
Weighted average number of common shares outstanding	57,222	-	57,222	61,336	61,336	61,336

Basic net income (loss) per common share	$0.02	$-	$0.02	$0.36	$(0.06)	$0.31

DILUTED

Net income (loss)	$937	$-	$937	$22,950	$(3,498)	$19,452
Less: income (loss) allocated to participating securities	-	-	-	702	-	583

Net income (loss) available to common stockholders	937	-	937	22,248	(3,498)	18,869
Less:
Undistributed earnings allocated to unvested stockholders	-	-	-	(579)	-	(466)
Add:
Undistributed earnings re-allocated to unvested stockholders	-	-	-	572	-	460
Add:
Tax-effected interest expense related to 2.5% Notes	-	-	-	799	-	799

Net income (loss) assuming dilution	$937	$-	$937	$23,040	$(3,498)	$19,662

Weighted average number of common shares outstanding	57,222	-	57,222	61,336	61,336	61,336
Effect of dilutive securities:
2.5% Notes	-	-	-	5,823	-	5,823
1.5% Notes	-	-	-	4	-	4
Stock options	1,104	-	1,104	751	-	751

Weighted average number of common shares assuming dilution	58,326	-	58,326	67,914	61,336	67,914

Diluted net income (loss) per common share	$0.02	$-	$0.02	$0.34	$(0.06)	$0.29

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Continuing Operations	Discontinued Operations	Net Income	Continuing Operations	Discontinued Operations	Net Income

BASIC

Net income (loss)	$21,213	$-	$21,213	$84,146	$(16,551)	$67,595
Less: income (loss) allocated to participating securities	551	-	551	2,645	-	2,097

Net income (loss) available to common stockholders	20,662	-	20,662	81,501	(16,551)	65,498
Weighted average number of common shares outstanding	57,296	-	57,296	60,264	60,264	60,264

Basic net income (loss) per common share	$0.36	$-	$0.36	$1.35	$(0.27)	$1.09

DILUTED

Net income (loss)	$21,213	$-	$21,213	$84,146	$(16,551)	$67,595
Less: income (loss) allocated to participating securities	551	-	551	2,645	-	2,097

Net income (loss) available to common stockholders	20,662	-	20,662	81,501	(16,551)	65,498
Less:
Undistributed earnings allocated to unvested stockholders	(124)	-	(124)	(2,244)	-	(1,709)
Add:
Undistributed earnings re-allocated to unvested stockholders	123	-	123	2,213	-	1,685
Add:
Tax-effected interest expense related to 2.5% Notes	2,175	-	2,175	2,175	-	2,175
Tax-effected interest expense related to 1.5% Notes	1	-	1	1	-	1

Net income (loss) assuming dilution	$22,837	$-	$22,837	$83,646	$(16,551)	$67,650

Weighted average number of common shares outstanding	57,296	-	57,296	60,264	60,264	60,264
Effect of dilutive securities:
2.5% Notes	5,821	-	5,821	5,823	-	5,823
1.5% Notes	4	-	4	4	-	4
Stock options	551	-	551	869	-	869

Weighted average number of common shares assuming dilution	63,672	-	63,672	66,960	60,264	66,960

Diluted net income (loss) per common share	$0.36	$-	$0.36	$1.25	$(0.27)	$1.01

Diluted net income per common share must be calculated using the “if-converted” method. Diluted net income per share using the “if-converted” method is calculated by adjusting net income for tax-effected net interest on the 2.5% Notes and 1.5% Notes, divided by the weighted average number of common shares outstanding assuming conversion.

Unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, are included in the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common stockholders. Restricted stock granted to certain employees by the Company (see Note 5) participate in dividends on the same basis as common shares, and these dividends are not forfeitable by the holders of the restricted stock. As a result, the restricted stock grants meet the definition of a participating security.

The diluted net income per common share computation for the three months ended September 30, 2012 and 2011 excludes 1,629,144 and 1,695,545 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive. The diluted net income per common share computation for the three months ended September 30, 2012, also excludes 5,815,016 and 4,685 shares of common stock, issuable upon conversion of the 2.5% Notes and 1.5% Notes, respectively, as the effect of applying the “if-converted” method in calculating diluted net income per common share would be anti-dilutive. For the three months ended September 30, 2012, the calculation of basic and diluted earnings per share under the two-class method is also anti-dilutive.

The diluted net income per common share computation for the nine months ended September 30, 2012 and 2011 excludes 2,541,543 and 2,581,316 shares of stock, respectively, that represented outstanding stock options whose impact would be anti-dilutive.

Due to the net loss from discontinued operations during the three and nine months ended September 30, 2011, diluted earnings per share and basic earnings per share from discontinued operations are the same, as the effect of potentially dilutive securities would be anti-dilutive.

20.	COMMITMENTS AND CONTINGENCIES

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

Revance Litigation

On May 18, 2012, the Company received notice that Revance Therapeutics, Inc. (“Revance”) filed a lawsuit against the Company in the Court of Chancery of the State of Delaware. As previously disclosed, the Company is a minority owner of Revance and had an option to acquire Revance or license Revance’s topical product that is under development. Revance alleged that the option period had commenced and sought specific performance and an injunction against the Company. The Company believed that the option period had not commenced. Revance amended its complaint on June 8, 2012. The Company filed an answer to Revance’s amended complaint on June 25, 2012 and, on the same day, filed counterclaims against Revance seeking declaratory relief, injunctive relief and specific performance from Revance. Trial began on September 12, 2012 and lasted through September 14, 2012. On October 8, 2012, the parties entered into a Settlement and Termination Agreement (the “Revance Settlement Agreement”). The terms of the settlement provide for the upfront payment by Revance to the Company of $7.0 million to be made within 30 days of the Revance Settlement Agreement, payments to the Company of up to $14.0 million to be made upon certain Revance capital raising achievements and a payment to the Company of $4.0 million to be made upon the achievement of certain regulatory milestones. The Revance Settlement Agreement also terminated (i) the option to acquire Revance or to exclusively license certain of Revance’s topical botulinum toxin products purchased by the Company on December 11, 2007 and (ii) the License Agreement dated July 28, 2009 between the Company and Revance. Pursuant to the Revance Settlement Agreement, the litigation filed by Revance against the Company and the Company’s counterclaims were dismissed with prejudice on October 8, 2012 and all claims under the terminated agreements, whether known or unknown, were released.

Stockholder Litigation Related to the Merger with Valeant

On September 11, 2012, October 1, 2012, and October 25, 2012, putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by Susan Omohundro Wood (Wood v. Shacknai, C.A. No. 7857-CS), Leslie Russell (Russell v. Shacknai, C.A. No. 7916-CS) and Maureen Collier (Collier v. Shacknai, C.A. No. 7984-CS), and on September 11, 2012 in the Superior Court of Arizona in Maricopa County by Kimberly Swint (Swint v. Medicis Pharmaceutical Corporation, CV2012-055635), alleged stockholders of the Company. Plaintiffs Swint and Wood subsequently amended their lawsuits on September 26, 2012 and September 28, 2012, respectively. The Delaware lawsuits have been consolidated under the name In re Medicis Pharmaceutical Corporation Shareholder Litigation, Consolidated C.A. No-7857-CS (the “Delaware Actions”)

The lawsuits allege that the members of the Company’s board of directors breached their fiduciary duties in negotiating and approving the Merger Agreement, that the Merger consideration negotiated in the Merger Agreement undervalues the Company, that the Company’s stockholders will not receive adequate or fair value for their Company common stock in the Merger, that the terms of the Merger Agreement impose improper deal protection devices that preclude competing offers, and that the Preliminary Proxy Statement filed in connection with the Merger contains material misstatements and/or omissions. They further allege that the Company, Valeant Pharmaceuticals International, Inc., and in the case of the Delaware Action, Valeant Pharmaceuticals International and its wholly-owned subsidiary Merlin Merger Sub, Inc., aided and abetted the purported breaches of fiduciary duty. The lawsuits seek, among other things, an injunction against the completion of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the Court’s final judgment, and an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses. The Company believes the lawsuits are meritless and intends to defend against them vigorously.

Q-Med AB Complaint Related to the Merger with Valeant

On November 7, 2012, Q-Med AB (“Q-Med”) filed a complaint (the “Complaint”) against the Company, HA North American Sales AB, a wholly-owned subsidiary of the Company (“HANA”) and Medicis Aesthetics Holdings Inc., in the United States District Court for the Southern District of New York.

The Company and HANA hold exclusive U.S. and Canadian rights to market certain dermal filler products, including RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINES™, through certain license and supply agreements with Q-Med (the “Agreements”). The Complaint alleges that Q-Med has the right under the Agreements to withhold consent to a change of control of the Company that would result in a transfer to Valeant of the exclusive rights to market and sell the dermal filler products under the Agreements, and that the Company has breached or anticipatorily breached the Agreements. Q-Med alleges that the action is in aid of arbitration to prevent the Company from transferring such rights to Valeant as a result of the Merger.

The Complaint seeks (1) a declaration that Q-Med has the right to withhold consent in accordance with the terms of the Agreements; (2) a finding that the Company has materially breached its obligations under the Agreements, entitling Q-Med to contractual remedies, including termination or rescission of the Agreements; (3) a preliminary injunction prohibiting the Company from transferring its rights under the Agreements to Valeant during the pendency of the arbitration proceedings that Q-Med will bring; and (4) other relief as the court deems just and proper.

The Company believes that Q-Med’s action is without merit and intends to vigorously defend itself. The Merger Agreement does not require the consent of Q-Med as a condition to consummating the Merger.

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

21.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

On October 8, 2012, the Company entered into a Settlement and Termination Agreement (the “Agreement”) with Revance to settle litigation and terminate certain contractual relationships between the Company and Revance. Pursuant to the terms of the Agreement, (i) the option to acquire Revance or to exclusively license certain of Revance’s topical botulinum toxin products purchased by the Company on December 11, 2007 and (ii) the License Agreement dated July 28, 2009 between the Company and Revance have been terminated. In accordance with the Agreement, the previously disclosed litigation filed by Revance against the Company in the Court of Chancery of the State Delaware and the Company’s counterclaims were dismissed with prejudice and all claims under the terminated agreements, whether known or unknown, were released. The Agreement also provides for an upfront payment to the Company of $7.0 million to be made within 30 days of the Agreement, payments to the Company of up to $14.0 million to be made upon certain Revance capital raising achievements and a payment to the Company of $4.0 million to be made upon the achievement of certain regulatory milestones.

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

Agreement and Plan of Merger with Valeant

On September 2, 2012, we, Valeant Pharmaceuticals International (“Valeant”), Valeant Pharmaceuticals International, Inc., and Merlin Merger Sub, Inc., a wholly-owned subsidiary of Valeant (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, upon consummation of the Merger (as defined below) each share of our Class A common stock, par value $0.014 per share (the “Shares”), issued and outstanding immediately prior to the Merger will convert into a right to receive $44.00 per Share (the “Per Share Merger Consideration”), without interest, and Merger Sub will merge with and into us (the “Merger”) with us continuing as the surviving corporation and a wholly owned subsidiary of Valeant.

Upon consummation of the Merger, each option to acquire Shares (whether vested or unvested) that is outstanding immediately prior to the Merger will be cancelled in exchange for the right to receive the Per Share Merger Consideration less the exercise price per Share of each respective award. Each stock appreciation right relating to Shares (whether vested or unvested) that is outstanding immediately prior to the Merger will be canceled in exchange for the right to receive the Per Share Merger Consideration less the exercise price per share of the stock appreciation right. Each Share that is subject to vesting restrictions will also convert into a right to receive the Per Share Merger Consideration.

The completion of the Merger is subject to customary conditions, including the approval of our stockholders, the absence of any material adverse effect on our business and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). Therefore, no assurance can be given that the Merger will be completed.

The Merger Agreement contains customary representations, warranties and covenants by us and Valeant. We have agreed, among other things, not to solicit alternative transactions. We have also agreed, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. In addition, each of the parties has agreed to use their reasonable best efforts to cause the Merger to be consummated. Subject to certain exceptions, the Merger Agreement also requires us to call and hold a stockholders’ meeting and for our board of directors (the “Board”) to recommend that our stockholders adopt the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances, including by Valeant if the Board (i) makes a change to its recommendation in support of the Merger, (ii) fails to reaffirm its recommendation in support of the Merger within specified periods of time, or (iii) fails to recommend against a competing tender offer or exchange offer for outstanding Shares within certain periods of time. We may terminate the Merger Agreement prior to its adoption by our stockholders in the event that we receive an unsolicited proposal that the Board concludes, after following certain procedures, is a Superior Proposal (as defined in the Merger Agreement). In each of these cases, we may be required to pay Valeant a fee of $85 million and reimburse Valeant for up to $7.5 million in expenses (the “Termination Fee”). In addition, if either party terminates the Merger Agreement (i) under certain circumstances specified in the Merger Agreement and we have received an Acquisition Proposal (as defined in the Merger Agreement) or an Acquisition Proposal has been publicly announced and has not been publicly withdrawn prior to a specified time and (ii) we enter into an agreement to consummate, or actually consummates, certain alternative transactions within twelve (12) months after such termination, we may be required to pay Valeant the Termination Fee.

The Merger Agreement has been approved by the boards of directors of both Valeant and us. Our Board has also determined that the Merger is fair to, and in the best interests of, us and our stockholders, approved and declared advisable the Merger Agreement and the Merger and the other transactions contemplated by the Merger Agreement and recommended that our stockholders adopt the Merger Agreement.

On September 18, 2012, we filed a Preliminary Proxy Statement with the SEC indicating our intention to call a special meeting of our stockholders at a still-to-be-specified date to vote on the Merger Agreement.

On October 17, 2012, we announced that our stockholders of record at the close of business on October 29, 2012, will be entitled to notice of, and vote at a special meeting of stockholders upon, among other things, the proposal to adopt the Merger Agreement. The meeting will be held on December 7, 2012, at 9:00 a.m. local time, at the Scottsdale Resort and Conference Center, 7700 East McCormick Parkway, Scottsdale, Arizona 85258.

On November 5, 2012, we filed a Definitive Proxy Statement with the SEC.

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

In March 2012, we launched our alternate fulfillment initiatives. Currently, our SOLODYN® and ZIANA® branded products are participating in the initiatives. The alternate fulfillment initiatives are designed to transfer unprofitable prescriptions from the traditional wholesale and retail chain drugstore channel and improve the profitability of the brands. During the second quarter of 2012, as a result of our alternate fulfillment initiatives and the accompanying decrease in the number of prescriptions flowing through the traditional wholesale and retail chain drugstore channel, wholesale customers reduced their inventory purchases to better correspond to the reduced demand through their channels. This trend continued during the third quarter of 2012 as our wholesale and retail chain drugstore customers continue to adjust their inventory levels to better correspond to reduced demand.

Recent Developments

As described in more detail below, the following significant events and transactions occurred during the nine months ended September 30, 2012 (in chronological order) and affected our results of operations, our cash flows and our financial condition:

-	License agreement with 3M;
-	Increase of our quarterly dividend from $0.08 per share to $0.10 per share;
-	Amended and restated collaboration agreement and asset purchase agreement with Hyperion;
-	Development and license agreement with a specialty pharmaceutical company;
-	Amended and restated joint development agreement with Lupin;
-	Issuance of 1.375% Convertible Senior Notes due 2017; and
-	Extension of Stock Repurchase Plan and repurchase of approximately $50 million of our stock.

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

Increase of our quarterly dividend from $0.08 per share to $0.10 per share

On February 27, 2012, we announced that our Board of Directors had declared a cash dividend of $0.10 per issued and outstanding share of our Class A common stock, which was paid on April 30, 2012, to stockholders of record at the close of business on April 2, 2012. This represented a 25% increase compared to our previous $0.08 dividend. Subsequent cash dividends announced in June and September 2012 were also at the rate of $0.10 per issued and outstanding share of our Class A common stock. The dividend declared in June 2012 was paid on July 31, 2012 to stockholders of record at the close of business on July 2, 2012. The dividend declared in September 2012 was paid on October 31, 2012 to stockholders of record at the close of business on October 1, 2012.

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

As of September 30, 2012, the 1.375% Notes were not convertible.

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

On September 2, 2012, we entered into a settlement agreement (the “Counterparty Settlement Agreement”) with one of the Option Counterparties to provide for settlement of the Convertible Note Hedge Transactions we entered into with one of the Option Counterparties on May 10, 2012 and May 11, 2012, upon the occurrence of certain events in connection with the Merger Agreement with Valeant. Upon the public announcement, if any, that the merger with Valeant has closed, or upon the occurrence of certain other specified events, one of the Option Counterparties will be obligated to pay to us, in lieu of any payment or delivery otherwise due under the Convertible Note Hedge Transactions, a specified settlement amount per “Relevant Note Hedging Unit” (as defined in the Counterparty Settlement Agreement) on the “Payment Date” (as defined in the Counterparty Settlement Agreement), in full satisfaction of the respective rights and obligations of the parties under the Convertible Note Hedge Transactions in respect of such Relevant Note Hedging Units.

In addition, the Counterparty Settlement Agreement provides for settlement of the Warrant Transactions that we entered into with one of the Option Counterparties on May 10, 2012 and May 11, 2012, upon the occurrence of certain events in connection with the Merger Agreement with Valeant. Upon the public announcement, if any, that the Merger with Valeant has closed, or upon the occurrence of certain other specified events, we will be obligated to pay one of the Option Counterparties, in lieu of any payment or delivery otherwise due under the Warrant Transactions, a specified settlement amount per “Relevant Warrant” (as defined in the Counterparty Settlement Agreement) on the Payment Date, in full satisfaction of the respective rights and obligations of the parties under the Warrant Transactions in respect of such Relevant Warrants.

Notwithstanding the foregoing description, the Counterparty Settlement Agreement provides that the aggregate settlement amounts payable by one of the Option Counterparties to us is $3.0 million after deducting any aggregate settlement amounts payable by us to one of the Option Counterparties under the Counterparty Settlement Agreement on the Payment Date. The Counterparty Settlement Agreement is also subject to termination or renegotiation upon the occurrence of certain events.

The Option Counterparty that entered into the Counterparty Settlement Agreement had also previously entered into an advisory and consulting agreement with us in December 2011 to advise us in a potential sale of the Company to a third party. That agreement (the “Consulting Agreement”) provides that in the event the Option Counterparty assists with the sale of the Company, the Option Counterparty would be entitled to a fee as a percentage of the sale purchase price. Based on the actual purchase price proposed by Valeant for the Company on September 3, 2012, the amount of this fee will be approximately $28.1 million upon the closing of the transaction.

Because the Counterparty Settlement Agreement added a settlement condition based on a fixed monetary payoff which is contingent upon an event not based on our share price, the Note Hedge and Warrant Transactions entered into with one of the Option Counterparties no longer meet the criteria for equity classification.

Accordingly, we estimated and recorded the fair value of the Note Hedge and Warrant Transactions with this Counterparty immediately before the execution of the Counterparty Settlement Agreement which resulted in a $17.2 million charge to additional paid-in capital and a corresponding increase to other current liabilities. Because the execution of the Counterparty Settlement Agreement was made in contemplation and consideration of the Consulting Agreement, we determined that the Counterparty Settlement Agreement, Note Hedge and Warrant Transactions with this Counterparty and Consulting Agreement should be subsequently accounted for and measured as one unit of account. Therefore, we subsequently determined the post execution Counterparty Settlement Agreement fair value of this equity derivative to be $24.9 million, resulting in a $7.7 million charge to other expense (income) and an increase to other current liabilities for the three months ended September 30, 2012.

The resulting liability will continue to be recorded at fair value with changes in fair value reflected through the income statement through the closing of the merger transaction.

The impact of the Counterparty Settlement Agreement has not been included in our computation of dilutive earnings per share because such impact would be anti-dilutive.

We incurred $14.2 million of fees and other origination costs related to the issuance of the 1.375% Notes. These fees and other origination costs have been allocated to the liability and equity components of the 1.375% Notes in proportion to their allocated values. Approximately $2.3 million of these fees and other origination costs were recorded as a reduction in additional paid-in capital. The remaining $11.9 million of fees and other origination costs were recorded in other assets in our condensed consolidated balance sheets and are being amortized through interest expense over the five-year term of the 1.375% Notes, which runs through June 1, 2017.

Interest expense recognized during the three months ended September 30, 2012 related to the 1.375% Notes was approximately $5.9 million, including $3.6 million from the amortization of the discount and $0.6 million from the amortization of debt issuance costs. Interest expense recognized during the nine months ended September 30, 2012 related to the 1.375% Notes was approximately $8.8 million, including $5.3 million from the amortization of the discount and $0.9 million from the amortization of debt issuance costs.

Extension of Stock Repurchase Plan and repurchase of approximately $50 million of our stock

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

During the three months ended September 30, 2012, we repurchased 1,533,619 shares in the open market at a weighted average cost of $32.55 per share, or approximately $49.9 million in the aggregate. From the inception of the plan through September 30, 2012, we repurchased a total of 5,971,852 shares in the open market and through structured share repurchase arrangements, at a weighted average cost of $33.49 per share, or approximately $200.0 million in the aggregate.

As of September 30, 2012, the plan has terminated as the purchased limit has been reached.

Subsequent Events

On October 8, 2012, we entered into a Settlement and Termination Agreement (the “Agreement”) with Revance to settle litigation and terminate certain contractual relationships between us and Revance. Pursuant to the terms of the Agreement, (i) the option to acquire Revance or to exclusively license certain of Revance’s topical botulinum toxin products purchased by us on December 11, 2007 and (ii) the License Agreement dated July 28, 2009 between us and Revance have been terminated. In accordance with the Agreement, the previously disclosed litigation filed by Revance against us in the Court of Chancery of the State Delaware and our counterclaims were dismissed with prejudice and all claims under the terminated agreements, whether known or unknown, were released. The Agreement also provides for an upfront payment to us of $7.0 million to be made within 30 days of the Agreement, payments to us of up to $14.0 million to be made upon certain Revance capital raising achievements and a payment to us of $4.0 million to be made upon the achievement of certain regulatory milestones.

Results of Operations

The following table sets forth certain data as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(a)	(b)	(c)	(d)
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit (e)	89.1	90.7	89.2	90.8
Operating expenses	80.4	71.2	79.8	64.8

Operating income	8.7	19.5	9.4	26.0
Other (expense) income, net	(4.3)	-	(1.3)	-
Interest and investment (expense) income, net	(3.4)	-	(1.7)	0.1

Income from continuing operations before income tax expense	1.0	19.5	6.4	26.1
Income tax expense	(0.5)	(7.1)	(2.7)	(10.4)

Net income from continuing operations	0.5	12.4	3.7	15.7
Loss from discontinued operations, net of income tax benefit	-	(1.9)	-	(3.1)

Net income	0.5%	10.5%	3.7%	12.6%

(a)

Included in operating expenses is $6.4 million (3.5% of net revenues) of costs associated with the pending Merger with Valeant, $3.5 million (1.9% of net revenues) of professional fees related to the Federal Trade Commission (“FTC”) investigation, $2.7 million (1.5% of net revenues related to the write-down of an intangible asset related to a non-primary product and $13.6 million (7.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

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

(c)

Included in operating expenses is $25.0 million (4.3% of net revenues) related to a development and license agreement with a specialty pharmaceutical company, $7.5 million (1.3% of net revenues) paid to 3M related to a license agreement, $11.5 million (2.0% of net revenues) of charges related to product development agreements with Medicis partners, $2.5 million (0.4% of net revenues) related to a product development agreement with Lupin, $6.4 million (1.1% of net revenues) of costs associated with the pending Merger with Valeant, $4.7 million (0.8% of net revenues) of professional fees related to the FTC investigation,$2.7 million (0.5% of net revenues) related to the write-down of an intangible asset related to a non-primary product and $25.7 million (4.5% of net revenues) of compensation expense related to stock options, restricted stock and stock appreciation rights.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Revenues

The following tables set forth our net revenues for the three months ended September 30, 2012 (the “third quarter of 2012”) and September 30, 2011 (the “third quarter of 2011”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	Third Quarter 2012	Third Qurarter 2011	$ Change	% Change
Net product revenues	$179.1	$183.5	$(4.4)	(2.4	) %
Net contract revenues	1.1	1.2	(0.1)	(8.3	) %

Total net revenues	$180.2	$184.7	$(4.5)	(2.4	) %

	Third Quarter 2012	Third Quarter 2011	$ Change	% Change

Acne and acne-related dermatological products	$85.1	$119.1	$(34.0)	(28.5	) %
Non-acne dermatological products	80.8	55.7	25.1	45.1%
Non-dermatological products (including contract revenues)	14.3	9.9	4.4	44.4%

Total net revenues	$180.2	$184.7	$(4.5)	(2.4)

	Third Quarter 2012	Third Quarter 2011	Change
Acne and acne-related dermatological products	47.2%	64.5%	(17.3)%
Non-acne dermatological products	44.8%	30.1%	14.7%
Non-dermatological products (including contract revenues)	8.0%	5.4%	2.6%

Total net revenues	100.0%	100.0%	—

Net revenues associated with our acne and acne-related dermatological products decreased by $34.0 million, or 28.5%, during the third quarter of 2012 as compared to the third quarter of 2011, primarily due to a reduction in SOLODYN® and ZIANA® inventory purchases by our wholesale and retail customers to better correspond to the reduced demand through their channels due to the impact of our alternate fulfillment program. Net revenues of SOLODYN® during the third quarter of 2012 as compared to the third quarter of 2011 were also impacted by a reduction in consumer rebates due to the launch of our alternate fulfillment initiatives during the first quarter of 2012, and an increase in managed care rebates as a result of new managed care contracts that were entered into during December 2011. See “Critical Accounting Policies and Estimates – Items Deducted from Gross Revenue” for a discussion of our managed care rebates.

Net revenues associated with our non-acne dermatological products increased by $25.1 million, or 45.1%, during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to sales of ZYCLARA® and ALDARA®. ZYCLARA® and ALDARA® were acquired during December 2011 as part of our acquisition of the assets of Graceway. Our net revenues of our non-acne dermatological products also increased because of increases in net revenues of DYSPORT®, PERLANE® and VANOS®.

Net revenues associated with our non-dermatological products increased by $4.4 million, or 44.4%, during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to sales of various products that were acquired as part of the acquisition of the assets of Graceway during December 2011, partially offset by decreases in net revenues of BUPHENYL® and AMMONUL®.

Gross Profit

Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the third quarter of 2012 and 2011 was approximately $15.6 million and $5.3 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

The following table sets forth our gross profit for the third quarter of 2012 and 2011, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	Third Quarter 2012	Third Quarter 2011	$ Change	% Change
Gross profit	$160.6	$167.5	$(6.9)	(4.1)%
% of net revenues	89.1%	90.7%

The decrease in gross profit during the third quarter of 2012 as compared to the third quarter of 2011 is primarily due to the $4.5 million decrease in net revenues.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative expenses for the third quarter of 2012 and 2011, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	Third Quarter 2012	Third Quarter 2011	$ Change	% Change
Selling, general and administrative	$111.5	$93.2	$18.3	19.6%
% of net revenues	61.9%	50.5%
Share-based compensation expense included in selling, general and administrative	$12.6	$4.3	$8.3	193.0%

Selling, general and administrative expenses increased $18.3 million, or 19.6%, during the third quarter of 2012 as compared to the third quarter of 2011, and increased as a percentage of net revenues from 50.5% during the third quarter of 2011 to 61.9% during the third quarter of 2012. Included in this increase was an $8.3 million increase in personnel costs, an $8.9 million increase in professional fees and costs and an increase of $1.1 million of other selling, general and administrative costs. Included in the increase in personnel costs was an $8.3 million increase in stock compensation expense, primarily related to the revaluation of stock appreciation rights (“SARs”) awards based on changes in the market price of our common stock at the end of each of the comparable periods. The increase in professional fees and costs included $4.6 million of professional fees related to the pending Merger with Valeant and $3.5 million related to the FTC investigation. Other selling, general and administrative costs included an additional $1.8 million of costs related to the pending Merger with Valeant.

Research and Development Expenses

The following table sets forth our research and development expenses for the third quarter of 2012 and 2011 (dollar amounts in millions):

	Third Quarter 2012	Third Quarter 2011	$ Change	% Change
Research and development	$12.3	$28.7	$(16.4)	(57.1)%
Charges included in research and development	$(0.5)	$21.0	$(21.5)	(102.4)%
Share-based compensation expense included in research and development	$0.9	$0.1	$0.8	800.0%

Included in research and development expense for the third quarter of 2011 was a $20.0 million payment related to a product development agreement with Lupin. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

Depreciation and amortization expenses during the third quarter of 2012 increased $11.0 million, or 152.6%, to $18.3 million during the third quarter of 2012, as compared to $7.3 million during the third quarter of 2011, primarily as a result of $335.8 million of intangible assets acquired during December 2011 as part of the acquisition of the assets of Graceway. Amortization expense is expected to be significantly higher during 2012, and in subsequent years, as compared to 2011, as 2011 only included one month of amortization expense related to these acquired intangible assets.

Impairment of Intangible Assets

During the quarter ended September 30, 2012, an intangible asset related to one of our non-primary products was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we determined that the fair value of the intangible asset was less than its carrying value and recorded a write-down of approximately $2.7 million related to this intangible asset. During the quarter ended September 30, 2012, we determined that the product, which was one of the products acquired as part of our December 2011 acquisition of the assets of Graceway, would no longer be sold. The $2.7 million impairment charge reduced the intangible asset’s carrying value to $0.

During the quarter ended September 30, 2011, an intangible asset related to an authorized generic product from which we receive contract revenue was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of $2.3 million related to this intangible asset. Factors affecting the future cash flows of the contract revenue related to the authorized generic product included projected net revenues for the authorized generic product for which we receive contract revenue being less than originally anticipated.

Interest and Investment Income

Interest and investment income during the third quarter of 2012 decreased $0.3 million, or 25.9%, to $1.0 million from $1.3 million during the third quarter of 2011.

Interest Expense

Interest expense during the third quarter of 2012 increased $5.9 million from $1.3 million during the third quarter of 2011 to $7.2 million during the third quarter of 2012. The increase was due to $5.9 million of interest expense incurred during the third quarter of 2012 related to our 1.375% Notes that were issued during May 2012. Included in the $5.9 million of interest expense related to the 1.375% Notes was $3.6 million from the amortization of the debt discount and $0.6 million from the amortization of debt issuance costs.

Other Expense

Other expense of $7.7 million during the third quarter of 2012 represented the net loss recognized related to the Counterparty Settlement Agreement we entered into on September 2, 2012 with one of the Option Counterparties of the hedge and warrant transactions related to our 1.375% Notes, in connection with our pending merger with Valeant. See Note 15 to our condensed consolidated financial statements.

Income Tax Expense

Our effective tax rate for continuing operations for the third quarter of 2012 was 48.6%, as compared to 36.3% for the third quarter of 2011.

Loss from Discontinued Operations, Net of Income Tax Benefit

Loss from discontinued operations, net of income tax benefit, was $3.5 million during the third quarter of 2011. See Note 3 in our accompanying condensed consolidated financial statements for further discussion.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Revenues

The following table sets forth our net revenues for the nine months ended September 30, 2012 (the “2012 nine months”) and September 30, 2011 (the “2011 nine months”), along with the percentage of net revenues and percentage point change for each of our product categories (dollar amounts in millions):

	2012 Nine Months	2011 Nine Months	$ Change	% Change
Net product revenues	$574.3	$537.2	$37.1	6.9%
Net contract revenues	4.2	3.2	1.0	31.3%

Total net revenues	$578.5	$540.4	$38.1	7.1%

	2012 Nine Months	2011 Nine Months	$ Change	% Change
Acne and acne-related dermatological products	$286.7	$345.7	$(59.0)	(17.1)%
Non-acne dermatological products	235.9	165.6	70.3	42.5%
Non-dermatological products (including contract revenues)	55.9	29.1	26.8	92.1%

Total net revenues	$578.5	$540.4	$38.1	7.1%

	2012 Nine Months	2011 Nine Months	Change
Acne and acne-related dermatological products	49.6%	64.0%	(14.4)%
Non-acne dermatological products	40.8%	30.6%	10.2%
Non-dermatological products (including contract revenues)	9.6%	5.4%	4.2%

Total net revenues	100.0%	100.0%	-%

Net revenues associated with our acne and acne-related dermatological products decreased by $59.0 million, or 17.1%, during the 2012 nine months as compared to the 2011 nine months, primarily due to a reduction in SOLODYN® inventory purchases by our wholesale and retail customers during the second and third quarters of 2012 to better correspond to the reduced demand through their channels due to the impact of our alternate fulfillment program. Net revenues of SOLODYN® during the 2012 nine months as compared to the 2011 nine months were also impacted by a reduction in consumer rebates due to the launch of our alternate fulfillment initiatives during the first quarter of 2012, and an increase in managed care rebates as a result of new managed care contracts that were entered into during December 2011.

Net revenues associated with our non-acne dermatological products increased by $70.3 million, or 42.5%, during the 2012 nine months as compared to the 2011 nine months primarily due to sales of ZYCLARA® and ALDARA®. ZYCLARA® and ALDARA® were acquired during December 2011 as part of our acquisition of the assets of Graceway. Our net revenues of our non-acne dermatological products also increased because of increases in net revenues of RESTYLANE®, PERLANE®, DYSPORT® and VANOS®.

Net revenues associated with our non-dermatological products increased by $26.8 million, or 92.1%, during the 2012 nine months as compared to the 2011 nine months primarily due to sales of various products that were acquired as part of the acquisition of the assets of Graceway during December 2011.

Gross Profit

Gross profit represents our net revenues less our cost of product revenue. Our cost of product revenue includes our acquisition cost for the products we purchase from our third party manufacturers and royalty payments made to third parties. Amortization of intangible assets related to products sold is not included in gross profit. Amortization expense related to these intangibles for the 2012 nine months and 2011 nine months was approximately $47.0 million and $16.0 million, respectively. Product mix plays a significant role in our quarterly and annual gross profit as a percentage of net revenues. Different products generate different gross profit margins, and the relative sales mix of higher gross profit products and lower gross profit products can affect our total gross profit.

The following table sets forth our gross profit for the 2012 nine months and 2011 nine months, along with the percentage of net revenues represented by such gross profit (dollar amounts in millions):

	2012 Nine Months	2011 Nine Months	$ Change	% Change
Gross profit	$516.2	$490.7	$25.5	5.2%
% of net revenues	89.2%	90.8%

The increase in gross profit during the 2012 nine months as compared to the 2011 nine months is primarily due to the $38.1 million increase in net revenues.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative expenses for the 2012 nine months and 2011 nine months, along with the percentage of net revenues represented by selling, general and administrative expenses (dollar amounts in millions):

	2012 Nine Months	2011 Nine Months	$ Change	% Change
Selling, general and administrative	$316.9	$268.3	$48.6	18.1%
% of net revenues	54.8%	49.6%
Share-based compensation expense included in selling, general and administrative expense	$24.2	$19.3	$4.9	25.4%

Selling, general and administrative expenses increased $48.6 million, or 18.1%, during the 2012 nine months as compared to the 2011 nine months, and increased as a percentage of net revenues from 49.6% during the 2011 nine months to 54.8% during the 2012 nine months. Included in this increase was a $27.0 million increase in professional fees and costs, a $14.7 million increase in personnel costs and an increase of $6.9 million of other selling, general and administrative costs. The increase in professional fees and costs was primarily due to increased legal fees related to intellectual property and other disputes, and included $4.6 million of professional fees related to the pending Merger with Valeant incurred during the third quarter of 2012 and $4.7 million related to the FTC investigation. The increase in personnel costs was primarily due to an increase in headcount (excluding research and development personnel) from 601 as of September 30, 2011 to 770 as of September 30, 2012. The increase in personnel costs also included a $4.9 million increase in stock compensation expense, primarily related to the revaluation of SARs awards based on changes in the market price of our common stock at the end of each of the comparable periods. Other selling, general and administrative costs included an additional $1.8 million of costs related to the pending Merger with Valeant incurred during the third quarter of 2012.

Research and Development Expenses

The following table sets forth our research and development expenses for the 2012 nine months and 2011 nine months (dollar amounts in millions):

	2012 Nine Months	2011 Nine Months	$ Change	% Change
Research and development	$87.4	$58.2	$29.2	50.2%
Charges included in research and development	$46.5	$35.5	$11.0	31.0%
Share-based compensation expense included in research and development	$1.6	$1.1	$0.5	45.5%

Included in research and development expenses for the 2012 nine months was a $25.0 million payment to a specialty pharmaceutical company related to a development and license agreement, a $7.5 million payment to 3M related to a license agreement, $4.0 million paid to a Medicis partner related to a product development agreement, $2.5 million paid to Lupin related to a product development agreement and $7.5 million in aggregate charges related to development and license agreements with certain Medicis partners. Included in research and development expense for the 2011 nine months was a $20.0 million payment related to a product development agreement with Lupin, a $7.0 million payment to Anacor related to a product development agreement, a $5.5 million payment related to a product development agreement with a privately-held U.S. biotechnology company and $2.0 million paid to a Medicis partner related to a product development agreement. We expect research and development expenses to continue to fluctuate from quarter to quarter based on the timing of the achievement of development milestones under license and development agreements, as well as the timing of other development projects and the funds available to support these projects.

Depreciation and Amortization Expenses

Depreciation and amortization expenses during the 2012 nine months increased $32.8 million, or 151.2%, to $54.5 million during the 2012 nine months, as compared to $21.7 million during the 2011 nine months, primarily as a result of $335.8 million of intangible assets acquired during December 2011 as part of the acquisition of the assets of Graceway. Amortization expense is expected to be significantly higher during 2012, and in subsequent years, as compared to 2011, as 2011 only included one month of amortization expense related to these acquired intangible assets.

Impairment of Intangible Assets

During the quarter ended September 30, 2012, an intangible asset related to one of our non-primary products was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we determined that the fair value of the intangible asset was less than its carrying value and recorded a write-down of approximately $2.7 million related to this intangible asset. During the quarter ended September 30, 2012, we determined that the product, which was one of the products acquired as part of our December 2011 acquisition of the assets of Graceway, would no longer be sold. The $2.7 million impairment charge reduced the intangible asset’s carrying value to $0.

During the quarter ended September 30, 2011, an intangible asset related to an authorized generic product from which we receive contract revenue was determined to be impaired based on our analysis of the intangible asset’s carrying value and projected future cash flows. As a result of the impairment analysis, we recorded a write-down of $2.3 million related to this intangible asset. Factors affecting the future cash flows of the contract revenue related to the authorized generic product included projected net revenues for the authorized generic product for which we receive contract revenue being less than originally anticipated.

Interest and Investment Income

Interest and investment income during the 2012 nine months decreased $1.7 million, or 44.1%, to $2.1 million from $3.8 million during the 2011 nine months, due to a decrease in the amount of funds available for investment during the 2012 nine months. The decrease in the amount of funds available for investment was primarily impacted by the

$455.9 million used to acquire the assets of Graceway during the fourth quarter of 2011 and the $150.1 million used to repurchase shares of our common stock during the second half of 2011. The net proceeds from the issuance of our 1.375% Notes during May 2012 was only available for investment for a portion of the 2012 nine months and therefore did not generate significant comparable incremental interest and investment income during the period.

Interest Expense

Interest expense during the 2012 nine months increased $8.7 million from $3.5 million during the 2011 nine months to $12.2 million during the 2012 nine months. The increase was due to $8.8 million of interest expense incurred during the 2012 nine months related to our 1.375% Notes that were issued in May 2012. Included in the $8.8 million of interest expense related to the 1.375% Notes was $5.3 million from the amortization of the debt discount and $0.9 million from the amortization of debt issuance costs.

Other Expense, net

Other expense of $7.6 million during the 2012 nine months primarily consisted of the $7.7 million net loss recognized related to the Counterparty Settlement Agreement we entered into on September 2, 2012 with one of the Option Counterparties of the hedge and warrant transactions related to our 1.375% Notes, in connection with our pending merger with Valeant. See Note 15 to our condensed consolidated financial statements. Other expense, net, during the 2012 nine months also included a $3.0 million gain on the sale of the product rights for RavictiTM to Hyperion, and a $2.9 million other-than-temporary impairment recorded against an investment in a third party entity.

Income Tax Expense

Our effective tax rate for the 2012 nine months was 42.6%, as compared to 40.2% for the 2011 nine months.

Loss from Discontinued Operations, Net of Income Tax Benefit

Loss from discontinued operations, net of income tax benefit, was $16.6 million during the 2011 nine months. See Note 3 in our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for the 2012 nine months and 2011 nine months, and selected balance sheet components as of September 30, 2012 and December 31, 2011 (dollar amounts in millions):

	2012 Nine Months	2011 Nine Months	$ Change	% Change
Cash provided by (used in):
Operating activities	$76.9	$136.7	$(59.8)	(43.7)%
Investing activities	(372.9)	(160.3)	(212.6)	(132.6)%
Financing activities	382.9	(10.4)	393.3	(3,781.7)%

	Sept. 30, 2012	Dec. 31, 2011	$ Change	% Change
Cash, cash equivalents, and short-term investments	$759.9	$288.3	$471.6	163.6%
Working capital	677.6	(23.6)	701.2	2,971.2%
Long-term investments	12.8	40.3	(27.5)	(68.2)%
1.375% convertible senior notes due 2017, net of discount	425.8	-	425.8	100.0%
2.5% contingent convertible senior notes due 2032	168.9	169.1	(0.2)	(0.1)%
1.5% contingent convertible senior notes due 2033	0.2	0.2	-	-%

Working Capital

Working capital as of September 30, 2012 and December 31, 2011 consisted of the following (dollar amounts in millions):

	Sept. 30, 2012	Dec. 31, 2011	$ Change	% Change
Cash, cash equivalents, and short-term investments	$759.9	$288.3	$471.6	163.6%
Accounts receivable, net	145.8	193.0	(47.2)	(24.5)%
Inventories, net	34.9	34.5	0.4	1.2%
Deferred tax assets, net	73.5	12.7	60.8	478.7%
Prepaid income taxes	31.6	1.3	30.3	2,330.8%
Other current assets	22.9	21.3	1.6	7.5%

Total current assets	1,068.6	551.1	517.5	93.9%

Accounts payable	77.4	54.1	23.3	43.1%
Current portion of long-term debt	0.2	169.1	(168.9)	(99.9)%
Reserve for sales returns	52.3	60.0	(7.7)	(12.8)%
Accrued consumer rebate and loyalty programs	63.6	139.9	(76.3)	(54.5)%
Managed care and Medicaid reserves	83.1	72.8	10.3	14.1%
Other current liabilities	114.4	78.8	35.6	45.2%

Total current liabilities	391.0	574.7	(183.7)	(32.0)%

Working capital	$677.6	$(23.6)	$701.2	2,971.2%

We had cash, cash equivalents and short-term investments of $759.9 million and working capital of $677.6 million at September 30, 2012, as compared to $288.3 million of cash, cash equivalents and short-term investments and negative working capital of $23.6 million at December 31, 2011. The increase in cash, cash equivalents and short-term investments was primarily due to the proceeds received from the issuance of our 1.375% Notes in May 2012, net of a purchase of a related hedge and the proceeds from the issue of related warrants, of approximately $455 million and the generation of $76.9 million of operating cash flow during the first nine months of 2012, partially offset by $49.9 million of cash used to repurchase shares of our Class A common stock. In addition to the impact of these events, the increase in working capital was also impacted by the reclassification of our 2.5% Notes to long-term liabilities subsequent to the June 4, 2012 option the holders of the 2.5% Notes had to require us to offer to repurchase their 2.5% Notes for cash. Only holders of $3,000 in principal amount requested their 2.5% Notes be repurchased. During the twelve month period prior to June 4, 2012, the 2.5% Notes were classified as a current liability.

Accounts receivable, net, was $145.8 million and $193.0 million at September 30, 2012 and December 31, 2011, respectively. The decrease was primarily due to a $45.4 million decrease in gross sales during the month of September 2012 as compared to the month of December 2011. As our standard payment terms are 30 days, orders that occur during the last month of a quarter are typically not due for payment until after the end of the quarter. Gross sales during the month of September 2012 were $156.4 million, or 54.8% of the total gross sales for the third quarter of 2012, as compared to gross sales during the month of December 2011 of $201.8 million, or 54.8% of total gross sales for the fourth quarter of 2011. Days’ sales outstanding, calculated as accounts receivable, net, as of the end of the reporting period, divided by total gross sales for the quarter, multiplied by the number of days in the quarter, was 47 days as of September 30, 2012 as compared to 48 days as of December 31, 2011. The calculated days’ sales outstanding is impacted by the amount and timing of orders placed within their inventory management agreement terms by customers during the third quarter of 2012 and the fourth quarter of 2011. Total purchases by customers, excluding the impact of the sales of Graceway products, decreased during the third quarter of 2012 as compared to prior quarters primarily due to a reduction in SOLODYN® and ZIANA® inventory purchases by our wholesale and retail customers to better correspond to the reduced demand through their channels due to the impact of our alternate fulfillment program. Gross sales during the first nine months of 2012 and during the month of December 2011 included sales of Graceway products, which were acquired as part of our acquisition of the assets of Graceway in December 2011. We sell our products primarily to major wholesalers and retail chain drugstores. We have distribution services agreements with our two largest wholesale customers. We review the supply levels of our significant products sold to major wholesalers by reviewing periodic inventory reports that are supplied to us by our major wholesalers in accordance with the distribution services agreements. Other than our alternate fulfillment program for SOLODYN® and ZIANA®, which began in 2012, we rely wholly upon our wholesale and retail chain drugstore customers to effect the distribution allocation of substantially all of our prescription products. We also defer the recognition of revenue for certain sales of inventory into the distribution channel that are in excess of eight (8) weeks of projected demand, and we defer the recognition of revenue of our aesthetics products DYSPORT®, PERLANE® and RESTYLANE®, until our exclusive U.S. distributor, McKesson, ships these products to physicians.

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

As of September 30, 2012, our long-term investments included $12.8 million of auction rate floating securities. Our auction rate floating securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. During the three months ended March 31, 2008, we were informed that there was insufficient demand at auction for the auction rate floating securities, and since that time we have been unable to liquidate our holdings in such securities. As a result, these affected auction rate floating securities are now considered illiquid, and we could be required to hold them until they are redeemed by the holder at maturity or until a future auction on these investments is successful. During the 2012 nine months, we liquidated approximately $0.1 million of our auction rate floating securities at par.

Operating Activities

Net cash provided by operating activities during the 2012 nine months was approximately $76.9 million, compared to cash provided by operating activities of approximately $136.7 million during the 2011 nine months. The following is a summary of the primary components of cash provided by operating activities during the 2012 nine months and 2011 nine months (in millions):

	2012 Nine Months	2011 Nine Months
Income taxes paid	$(43.8)	$(51.0)
Payment made to a specialty pharmaceutical company related to a development agreement	(25.0)	-
Payment made to 3M related to a license agreement	(7.5)	-
Payment made to Lupin partner related to a development agreement	(2.5)	(20.0)
Payment made to Anacor related to development agreement	-	(7.0)
Payment made to a privately-held U.S. biotechnology company related to a development agreement	-	(5.5)
Payments made to other Medicis partners related to development agreements	(7.0)	(2.0)
Decrease (increase) in accounts receivable	47.6	(23.4)
Increase in accounts payable	21.3	6.3
(Decrease ) increase in reserve for returns	(7.7)	12.0
(Decrease) increase in accrued consumer rebates and loyalty programs	(76.3)	30.8
Increase in Managed care and Medicaid reserves	10.2	10.0
Decrease in other current liabilities	(7.8)	(13.9)
Cash used in operating activities from discontinued operations	-	(12.3)
Other cash provided by operating activities	175.4	212.7

Cash provided by operating activities	$76.9	$136.7

Investing Activities

Net cash used in investing activities during the 2012 nine months was approximately $372.9 million, compared to net cash used in investing activities during the 2011 nine months of $160.3 million. The change was primarily due to the net purchases and sales of our short-term and long-term investments during the respective periods.

Financing Activities

Net cash provided by financing activities during the 2012 nine months was $382.9 million, compared to net cash used in financing activities of $10.4 million during the 2011 nine months. Included in the net cash provided by financing activities during the 2012 nine months was $500.0 million of proceeds received from the issuance of our 1.375% Notes, $80.0 million used to purchase a hedge related to the 1.375% Notes, $35.2 million of proceeds received from the sale of warrants related to the 1.375% Notes and $14.2 million used for costs associated with the issuance of the 1.375% Notes. Proceeds from the exercise of stock options were $18.9 million during the 2012 nine months compared to $58.1 million during the 2011 nine months. Cash used for the repurchase of our common stock was $49.9 million during the 2012 nine months. During the 2011 nine months we paid $50.0 million as an up-front payment under a structured share repurchase arrangement. Dividends paid during the 2012 nine months were $16.6 million and dividends paid during the 2011 nine months were $13.6 million.

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

On June 4, 2017, or upon the occurrence of a change in control, holders of the 2.5% Notes may require us to offer to repurchase their 2.5% Notes for cash. On June 4, 2013 and 2018, or upon the occurrence of a change in control, holders of the 1.5% Notes may require us to offer to repurchase their 1.5% Notes for cash. Holders of the 2.5% Notes also had this option on June 4, 2012. Under GAAP, if an obligation is due on demand or will be due on demand within one year from the balance sheet date, even though liquidation may not be expected within that period, it should be classified as a current liability. Accordingly, the outstanding balance of 2.5% Notes along with the deferred tax liability associated with accelerated interest deductions on the 2.5% Notes are classified as a current liability during the respective twelve month periods prior to June 4, 2012 and June 4, 2017, and the outstanding balance of 1.5% Notes along with the deferred tax liability associated with accelerated interest deductions on the 1.5% Notes are classified as a current liability during the respective twelve month periods prior to June 4, 2013 and June 4, 2018. As of December 31, 2011, $169.1 million of the 2.5% Notes and $62.5 million of deferred tax liabilities were classified as current liabilities in our condensed consolidated balance sheets. The $62.5 million of deferred tax liabilities were included within current deferred tax assets, net. Holders of $3,000 of principal amount of the 2.5% Notes requested to have their 2.5% Notes repurchased by us on June 4, 2012. As of September 30, 2012, $181,000 of the 1.5% Notes and $58,000 of deferred tax liabilities were classified as current liabilities in our condensed consolidated balance sheets. The $58,000 of deferred tax liabilities were included within current deferred tax assets, net.

If all of the 1.5% Notes are put back to us on June 4, 2013, we would be required to pay $181,000 to purchase the 1.5% Notes. We would also be required to pay the accumulated deferred tax liability related to the 1.5% Notes.

During the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, the 2.5% Notes met the criteria for the right of conversion into shares of our Class A common stock. This right of conversion of the holders of 2.5% Notes was triggered by the stock closing above $31.96 on 20 of the last 30 trading days and the last trading day of the quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. During the quarter ended June 30, 2012, outstanding principal amounts of $216,000 of 2.5% Notes were converted into shares of our Class A common stock. The holders of the remaining $168.9 million of 2.5% Notes have this conversion right only until December 31, 2012. At the end of each future quarter, the conversion rights will be reassessed in accordance with the bond indenture agreement to determine if the conversion trigger rights have been achieved. During the quarter ended September 30, 2012, the 1.5% Notes did not meet the criteria for the right of conversion.

Except for the 1.375% Notes and 2.5% Notes, we had only $50.2 million of long-term liabilities at September 30, 2012, and, except for the 1.5% Notes, we had $390.8 million of current liabilities at September 30, 2012. Our other commitments and planned expenditures consist principally of payments we will make in connection with strategic collaborations and research and development expenditures, and we will continue to invest in sales and marketing infrastructure.

Dividends

We do not have a dividend policy. Prior to July 2003, we had not paid a cash dividend on our common stock. From July 2003 through September 30, 2012, we have paid quarterly cash dividends aggregating approximately $95.2 million on our common stock. In addition, on September 21, 2012, we announced that our Board of Directors had declared a cash dividend of $0.10 per issued and outstanding share of common stock, which was paid on October 31, 2012, to our stockholders of record at the close of business on October 1, 2012. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Fair Value Measurements

We utilize unobservable (Level 3) inputs in determining the fair value of our auction rate floating security investments, which totaled $12.8 million at September 30, 2012. These securities were included in long-term investments at September 30, 2012. We also utilize unobservable (Level 3) inputs in determining the fair value of the liability associated with the Counterparty Settlement Agreement, which is included in other current liabilities at September 30, 2012.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Information

In addition to our GAAP results, we use non-GAAP financial information as a supplemental measure of our operating performance. Our management measures our performance using non-GAAP financial measures to provide meaningful supplemental information regarding our operational performance and to enhance our investors’ overall understanding of our core financial performance. This information facilitates our management’s internal comparisons to our historical core operating results and competitors’ core operating results, and is a basis for financial decision making. Our management believes that our investors benefit from seeing our results on the same basis as management, in addition to the GAAP presentation, where applicable. In our view, non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted cash earnings per share, are informative to investors, allowing them to focus on the ongoing operations and core results of our business. This information is not in accordance with, or an alternative for, information prepared using GAAP. Non-GAAP net income excludes certain items, such as amortization of intangible assets, non-cash interest expense, impairment of intangible assets, special charges associated with research and development milestone or contract payments, fluctuations in our stock price and the resulting effect on our SARs, legal settlements and costs related to significant legal matters, costs related to business combinations and other items we believe are not part of our ongoing operations and core operating results of our business. These items may have a material effect on our net income and diluted earnings per common share calculated in accordance with GAAP. We exclude such items and the related tax benefits or expenses when analyzing our financial results, as the items are distinguishable events or large non-cash expenses. Our management believes that, by viewing our results of operations excluding these items, investors are given an indication of the ongoing results of our operations.

The following table presents data related to non-GAAP net income and non-GAAP cash earnings per share, for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
GAAP net income	$937	$19,452	$21,213	$67,595
Amortization of intangible assets	15,670	5,330	47,148	16,177
Non-cash interest expense related to our 1.375% convertible notes	4,172	-	6,218	-
Impact of stock price fluctuation on SARs	8,093	(103)	10,105	6,456
Loss related to Counterparty Settlement Agreement	7,743	-	7,743	-
Research and development expenses related to our collaborations	(500)	21,000	46,506	35,500
Impairment of intangible assets	2,745	2,259	2,745	2,259
Legal settlements	-	2,500	-	2,500
Professional fees related to FTC investigation	3,486	-	4,712	-
Costs related to pending merger with Valeant	6,378	-	6,378	-
Write-down of equity investment in third-party	-	-	2,900	-
Gain on sale of product rights to Hyperion	-	-	(3,000)	-
Loss from discontinued operations	-	5,196	-	25,538
Income tax effects related to the above transactions	(18,088)	(13,479)	(49,482)	(30,631)

Non-GAAP net income	$30,636	$42,155	$103,186	$125,394

Non-GAAP diluted cash earnings per share	$0.48	$0.61	$1.60	$1.84

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and managed care consumption patterns. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2011. There were no new significant accounting estimates in the third quarter of 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2011.

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

The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the three months ended September 30, 2012 and 2011 (in thousands):

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at June 30, 2012	$63,920	$8,070	$2,153	$2,169	$96,252	$81,240	$253,804

Actual	(4,941)	—	(4,133)	(2,989)	(49,751)	(81,307)	(143,121)

Provision	(6,661)	(4,557)	4,918	3,663	36,542	63,688	97,593

Balance at Sept. 30, 2012	$52,318	$3,513	$2,938	$2,843	$83,043	$63,621	$208,276

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at June 30, 2011	$78,220	$2,441	$3,655	$1,489	$51,239	$124,922	$261,966

Actual	(11,656)	—	(7,045)	(1,693)	(22,462)	(100,935)	(143,791)

Provision	6,116	(2,243)	6,748	1,823	30,644	108,445	151,533

Balance at Sept. 30, 2011	$72,680	$198	$3,358	$1,619	$59,421	$132,432	$269,708

The provision for product returns during the three months ended September 30, 2012 was a benefit to net revenues, or a reduction of the provision, of $6.7 million, or 2.3% of gross product sales. The provision for product returns during the three months ended September 30, 2011 was $6.1 million, or 1.8% of gross product sales. The reserve for product returns decreased $11.6 million, from $63.9 million as of June 30, 2012 to $52.3 million as of September 30, 2012. The decrease in the provision during the comparable periods and in the reserve during the three months ended September 30, 2012 was primarily related to a decrease in the amount of expected future returns of SOLODYN®.

The provision for sales discounts (or “cash discounts”) was $4.9 million, or 1.7% of gross product sales, and $6.7 million, or 2.0% of gross product sales, for the three months ended September 30, 2012 and 2011, respectively. The reserve for cash discounts increased $0.7 million, from $2.2 million as of June 30, 2012 to $2.9 million as of September 30, 2012. The decrease in the provision during the comparable periods was due to a decrease in gross product sales, primarily due to a reduction in SOLODYN® inventory purchases by our wholesale and retail customers to better correspond to the reduced demand through their channels due to the impact of our alternate fulfillment program. The balance in the reserve for sales discounts at the end of a quarterly period is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuation in the reserve for sales discounts between periods is normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.

The provision for managed care and Medicaid rebates was $36.5 million, or 12.9% of gross product sales, and $30.6 million, or 8.9% of gross product sales, for the three months ended September 30, 2012 and 2011, respectively. The reserve for managed care and Medicaid rebates decreased $13.3 million, from $96.3 million as of June 30, 2012 to $83.0 million as of September 30, 2012. The increase in the provision during the comparable periods was primarily due to new managed care contracts entered into during December 2011. The decrease in the reserve for managed care and Medicaid rebates from June 30, 2012 to September 30, 2012 is primarily due to decreased rebate volumes from the first two quarters of 2012 to the third quarter of 2012.

The provision for consumer rebates and loyalty programs was $63.7 million, or 22.4% of gross product sales, and $108.4 million, or 31.4% of gross product sales, for the three months ended September 30, 2012 and 2011, respectively. The reserve for consumer rebates and loyalty programs decreased $17.6 million, from $81.2 million as of June 30, 2012 to $63.6 million as of September 30, 2012. The decrease in the provision during the comparable periods and the reserve during the third quarter of 2012 was due to the impact of our alternate fulfillment initiatives launched during the first quarter of 2012.

The following table shows the activity of each reserve, associated with the various sales provisions that serve to reduce our accounts receivable balance or increase our accrued expenses or deferred revenue, for the nine months ended September 30, 2012 and 2011 (in thousands):

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Dec. 31, 2011	$60,024	$211	$4,137	$2,050	$72,801	$139,948	$279,171

Actual	(16,157)	—	(19,875)	(7,374)	(135,661)	(335,849)	(514,916)

Provision	8,451	3,302	18,676	8,167	145,903	259,522	444,021

Balance at Sept. 30, 2012	$52,318	$3,513	$2,938	$2,843	$83,043	$63,621	$208,276

	Reserve for Sales Returns	Deferred Revenue	Sales Discounts Reserve	Chargebacks Reserve	Managed Care & Medicaid Rebates Reserve	Consumer Rebate and Loyalty Programs	Total

Balance at Dec. 31, 2010	$60,692	$582	$2,830	$1,151	$49,375	$101,678	$216,308

Actual	(36,753)	—	(19,769)	(4,527)	(69,901)	(290,117)	(421,067)

Provision	48,741	(384)	20,297	4,995	79,947	320,871	474,467

Balance at Sept. 30, 2011	$72,680	$198	$3,358	$1,619	$59,421	$132,432	$269,708

The provision for product returns was $8.5 million, or 0.8% of gross product sales, and $48.7 million, or 4.7% of gross product sales, for the nine months ended September 30, 2012 and 2011, respectively. The reserve for product returns decreased $7.7 million, from $60.0 million as of December 31, 2011 to $52.3 million as of September 30, 2012. The decrease in the provision during the comparable periods was primarily related to additional estimated required reserves for newly-launched products recorded during the 2011 nine months, and due to the impact of a decrease in the amount of expected future returns of SOLODYN® recorded during the third quarter of 2012. The decrease in the reserve during the nine months ended September 30, 2012 was primarily related to a decrease in the amount of expected future returns of SOLODYN®.

Deferred revenue increased $3.3 million, from $0.2 million as of December 31, 2011 to $3.5 million as of September 30, 2012. The increase in deferred revenue during the 2012 nine months was primarily due to the deferral of revenue related to units of ZYCLARA® in the distribution channel in excess of eight weeks of projected demand.

The provision for sales discounts (or “cash discounts”) was $18.7 million, or 1.8% of gross product sales, and $20.3 million, or 2.0% of gross product sales, for the nine months ended September 30, 2012 and 2011, respectively. The reserve for cash discounts decreased $1.2 million, from $4.1 million as of December 31, 2011 to $2.9 million as of September 30, 2012. The balance in the reserve for sales discounts at the end of a quarterly period is related to the amount of accounts receivable that is outstanding at that date that is still eligible for the cash discounts to be taken by the customers. The fluctuation in the reserve for sales discounts between periods is normally reflective of increases or decreases in the related eligible outstanding accounts receivable amounts at the comparable dates.

The provision for managed care and Medicaid rebates was $145.9 million, or 13.9% of gross product sales, and $79.9 million, or 7.7% of gross product sales, for the nine months ended September 30, 2012 and 2011, respectively. The reserve for managed care and Medicaid rebates increased $10.2 million, from $72.8 million as of December 31, 2011 to $83.0 million as of September 30, 2012. The increase in the provision during the comparable periods and in the reserve during the 2012 nine months was primarily due to new managed care contracts entered into during December 2011.

The provision for consumer rebates and loyalty programs was $259.5 million, or 24.8% of gross product sales, and $320.9 million, or 31.0% of gross product sales, for the nine months ended September 30, 2012 and 2011, respectively. The reserve for consumer rebates and loyalty programs decreased $76.3 million, from $139.9 million as of December 31, 2011 to $63.6 million as of September 30, 2012. The decrease in the provision during the comparable periods and the reserve during the 2012 nine months was due to the impact of our alternate fulfillment initiatives launched during the first quarter of 2012.

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

•

legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations (including the civil investigative demand we recently received from the FTC relating to various settlement and other agreements we entered into with makers of generic SOLODYN® products and other efforts principally regarding SOLODYN®), and other legal proceedings (see Note 20 in our accompanying condensed consolidated financial statements and Part II, Item 1, Legal Proceedings);

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

•	the inability to successfully integrate newly-acquired entities; and
•

the actual results of the pending Merger with Valeant could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, the outcome of any legal proceedings related to the Merger, unexpected costs, liabilities or delays in connection with the pending Merger, and other risks to consummation of the Merger, including the risk that the transaction will not be consummated within the expected time period or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, there were no material changes to the information previously reported under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, and have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During the three months ended September 30, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2012, we filed an amended complaint converting the prior claim of declaratory relief into a claim of patent infringement. On June 15, 2012, Stiefel responded to the amended complaint and alleged a new declaratory relief counterclaim relating to U.S. Patent No. 6,387,383 (the “‘383 Patent”), which patent also covers our product ZIANA® Gel. Stiefel alleged that the counterclaim would obviate the need to proceed in the New Jersey case described below. On June 12, 2012, before the Court issued a Markman ruling, the judge recused himself from the case due to a conflict. The case has been transferred back to the original judge, who has stayed the entire case.

On March 20, 2012, we filed another suit against Stiefel, including naming Stiefel’s parent company, GSK. The suit was filed in the U.S. District Court for the District of New Jersey for patent infringement, and more specifically that Stiefel and GSK’s manufacture and sale of VELTINTM Gel infringes one or more claims of the ‘383 Patent covering our product ZIANA® Gel. The ‘383 Patent is also listed in the FDA’s Approved Drug Products and Therapeutic Equivalence Evaluations (Orange Book) and expires in August 2020. We have rights to the ‘383 Patent pursuant to an exclusive license agreement with the owner of the patent. In this action, we sought both monetary damages and a permanent injunction preventing Stiefel and/or GSK from engaging in infringing activities relating to the manufacture and sale of VELTINTM Gel. On June 18, 2012, Stiefel and GSK responded to the complaint and asserted declaratory relief counterclaims of noninfringement and patent invalidity. We responded to those counterclaims on July 9, 2012. We subsequently determined to file a motion to dismiss the case in New Jersey and continue to pursue the case filed against Stiefel in the U.S. District Court for the Western District of Texas – San Antonio Division described above. On October 26, 2012, the case in New Jersey was dismissed.

Actavis ZIANA® Litigation

On March 30, 2011, we received a Paragraph IV Patent Certification Notice from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for approval to market a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis has not advised us as to the expected timing of approval. Actavis’ Paragraph IV Patent Certification alleges that our ‘134 Patent and ‘383 Patent will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted, and that the ‘134 Patent and the ‘383 Patent are otherwise invalid. The expiration date for the ‘134 Patent is in 2015, and the expiration date for the ‘383 Patent is in 2020. On May 11, 2011, we filed suit against Actavis in the U.S. District Court for the District of Delaware. Originally, the suit sought an adjudication that Actavis’ ANDA infringes one or more claims of the ‘134 Patent and the ‘383 Patent, and that if approved, Actavis’ product will infringe those patents. In February 2012, we withdrew the ‘134 Patent from the litigation and all claims concerning that patent were dismissed without prejudice. The relief we have requested includes a request for a permanent injunction preventing the FDA from approving Actavis’ ANDA. As a result of the filing of the suit, we believe that Actavis’

ANDA cannot be approved by the FDA until after the expiration of the 30-month stay period or a court decision that the patents-in-suit are invalid or not infringed. The “Markman Hearing” to construe the meaning of the claim terms in the ‘383 Patent was conducted on May 8, 2012, and on June 12, 2012, the judge issued his report regarding the claim terms at issue. Neither side objected to the report, and the judge’s decision has become final. Fact discovery concluded in October 2012 and mediation is scheduled to take place in November 2012. A bench trial is set to commence on July 8, 2013.

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

Actavis ZYCLARA® Litigation

On August 8, 2012, we received a Paragraph IV Patent Certification from Actavis advising that Actavis has filed an ANDA with the FDA for a generic version of our product ZYCLARA® (Imiquimod) Cream, 3.75%. Actavis’ Paragraph IV Certification alleges that our U.S. Patent No. 8,236,816 (the “‘816 Patent”) is invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product for which the ANDA was submitted. The expiration date for the ‘816 Patent is in 2029. On August 31, 2012, we filed suit against Actavis in the U.S. District Court for the District of Delaware alleging infringement by Actavis of one or more claims of the ‘816 Patent. On September 26, 2012, Actavis filed its Answer, Affirmative Defenses and Counterclaims. On October 17, 2012, we filed an Answer to Actavis’ Counterclaims.

As previously reported, we received an Issue Notification for a second patent covering ZYCLARA® Cream, 3.75%, which patent was expected to issue on August 14, 2012 pursuant to U.S. Patent Application No. 13/182,433 (the “‘433 Application”). As a result of receiving the Paragraph IV Certification for the ‘816 Patent prior to the issuance of the ‘433 Application as a patent, and in light of having already secured patent protection on ZYCLARA® Cream, 3.75% with the ‘816 Patent, we voluntarily elected to file a Request for Continued Examination (“RCE”) with the USPTO for the ‘433 Application. After subsequently receiving a Paragraph IV Certification with respect to the ‘433 Application, and still prior to its issuance as a patent, we supplemented our RCE with an Information Disclosure Statement (“IDS”) disclosing the ‘433 Application Paragraph IV Certification to the USPTO. The RCE then allowed the USPTO to consider both of the Paragraph IV Certifications. On October 30, 2012, after considering the Paragraph IV Certifications, the USPTO issued U.S. Patent No. 8,299,109 under the ‘433 Application (the “‘109 Patent”). The expiration date for the ‘109 Patent is in 2029.

On November 2, 2012, we received a Paragraph IV Patent Certification from Actavis alleging that the ‘109 Patent is invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product for which the ANDA was submitted. The Paragraph IV Certification is in substance the same as the previously received Paragraph IV Certifications.

Acella TRIAZ® Litigation

On August 19, 2010, we filed suit against Acella Pharmaceuticals, Inc. (“Acella”) in the U.S. District Court for the District of Arizona based on Acella’s manufacture and offer for sale of benzoyl peroxide foaming cloths which we believe infringe one or more claims of our U.S. Patent No. 7,776,355 (the “‘355 Patent”) covering certain of our products, including TRIAZ® (benzoyl peroxide) 3%, 6% and 9% Foaming Cloths indicated for the topical treatment of acne vulgaris. The ‘355 Patent was issued to us by the U.S. Patent and Trademark Office (the “USPTO”) on August 17, 2010 and expires in June 2026. The relief we requested in the lawsuit includes a request for a Permanent Injunction preventing Acella from infringing the ‘355 Patent by engaging in the manufacture, use, importation, offer to sell, or sale of any products covered by the ‘355 Patent, including Acella’s benzoyl peroxide foaming cloths, and from inducing or contributing to any such activities. Acella filed with the USPTO a request for ex parte reexamination of the ‘355 Patent, and filed with the Court a request that the litigation be stayed for the duration of the reexamination. Both the request for reexamination and the request for a stay were initially denied. Acella resubmitted its request for reexamination to the USPTO, which was granted on December 15, 2010. Acella again requested that the case be stayed pending reexamination, and the Court again denied Acella’s request. On August 12, 2011, the USPTO issued an initial action in the reexamination, confirming that several of the claims of the ‘355 Patent are patentable, including several claims that we believe are infringed by Acella. We filed a motion for a Preliminary Injunction on December 10, 2010. The hearing on the Preliminary Injunction motion was to be combined with a “Markman Hearing” that was scheduled for February 23, 2011. The Court held only the Markman Hearing on February 23, 2011, and deferred the hearing on the Preliminary Injunction motion until March 29, 2011. At the Markman Hearing, the Court determined the scope of the patent’s claims. Due to the need to postpone the March 29, 2011 hearing on the Preliminary Injunction due to scheduled conflicts, we withdrew our motion for a Preliminary Injunction in favor of a motion for an expedited trial. In the meantime, Acella moved for summary judgment that the claims of the ‘355 Patent are invalid, and that we are entitled only to a reasonable royalty, not lost profit damages. We opposed this motion. On November 3, 2011, the Court granted the motion with respect to validity, and dismissed the motion with respect to lost profits damages. The Court rejected a motion for fees made by Acella. Acella did not appeal the denial of its motion for fees. We filed an appeal from the Court’s invalidity ruling on November 30, 2011. Briefing in the appeal was suspended during mediation ordered by the Court of Appeals. The mediation was unsuccessful. Briefing in the appeal was completed on October 9, 2012, and the case is now before the Court of Appeals for decision. The USPTO issued a reexamination certificate for the ‘355 Patent on August 21, 2012 confirming the patentability of all of the ‘355 Patent’s claims, without amending or canceling any of the claims.

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

Zydus Pharmaceuticals USA, Inc. SOLODYN® Litigation

On June 4, 2012, we filed suit against Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. d/b/a/ Zydus Cadila (together, “Zydus”) in the U.S. District Court for the District of Delaware. On June 5, 2012, we filed suit against Zydus in the U.S. District Court for the District of New Jersey. The suits seek an adjudication that Zydus has infringed one or more claims of our U.S. Patent Nos. 5,908,838, 7,790,705 and 7,919,483 (the “Patents”) by submitting to the FDA an ANDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended

Release Tablets in 45mg, 55mg, 65mg, 80mg, 90mg, 105mg and 135mg strengths. The relief requested by us includes a request for a permanent injunction preventing Zydus from infringing the asserted claims of the Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of SOLODYN® before the expiration of the Patents.

Alkem Laboratories Limited Paragraph IV Patent Certification for Generic Versions of SOLODYN®

On October 29, 2012, we received a Paragraph IV Patent Certification from Alkem Laboratories Limited (“Alkem”) advising that Alkem has filed an ANDA with the FDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Alkem has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Alkem’s Paragraph IV Patent Certification alleges that our U.S. Patent Nos. 5,908,838, 7,541,347, 7,544,373, 7,790,705, 7,919,483, 8,252,776 and 8,268,804 are invalid, unenforceable and/or will not be infringed by Alkem’s manufacture, use or sale of the products for which the ANDA was submitted. The expiration dates for the patents are in 2018, 2027, 2027, 2025, 2027, 2025 and 2025, respectively. We intend to continue to vigorously defend our intellectual property relating to SOLODYN®.

Sidmak Laboratories (India) Pvt., Ltd. Paragraph IV Patent Certification for Generic Versions of SOLODYN®

On November 2, 2012, we received a Paragraph IV Patent Certification from Sidmak Laboratories (India) Pvt., Ltd. (“Sidmak”) advising that Sidmak has filed an ANDA with the FDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 55mg, 65mg, 80mg, 110mg, 115mg and 135mg strengths. Sidmak has not advised us as to the timing or status of the FDA’s review of its filing, or whether it has complied with FDA requirements for proving bioequivalence. Sidmak’s Paragraph IV Patent Certification alleges that our U.S. Patent Nos. 5,908,838, 7,790,705, 7,919,483, 8,252,776 and 8,268,804 are invalid and/or will not be infringed by Sidmak’s manufacture, use or sale of the products for which the ANDA was submitted. The expiration dates for the patents are in 2018, 2025, 2027, 2025 and 2025, respectively. We intend to continue to vigorously defend our intellectual property relating to SOLODYN®.

Civil Investigative Demand from the U.S. Federal Trade Commission

As previously disclosed in our SEC filings, we entered into various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation. On May 2, 2012, we received a civil investigative demand from the U.S. Federal Trade Commission (the “FTC”) requiring that we provide to the FTC information and documents relating to such agreements, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice in accordance with the requirements of the Medicare Modernization Act of 2003, and other efforts principally relating to SOLODYN®. We are cooperating with this investigative process and, in that regard, have produced numerous documents to the FTC, and continue to do so. On October 9, 2012, we provided the FTC with a written response to its investigative demand. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge us through a civil administrative or judicial proceeding. It is not possible to predict the outcome of this process or any subsequent proceedings, which could result in the imposition of monetary and/or injunctive relief, including the invalidation of agreements. However, we believe that the subject agreements and efforts do not exceed the term or scope of its patents and are otherwise consistent with antitrust laws and applicable precedents. If the FTC ultimately challenges the agreements, we would expect to vigorously defend itself in any such action, which we would anticipate to be a multi-year, protracted process. However, no assurance can be given as to the timing or outcome of such process.

The information set forth under “Legal Matters” in Note 20 in the notes to the condensed consolidated financial statements, included in Part I, Item I of this Report, is incorporated herein by reference. The pending proceedings described in this section and in “Legal Matters” in Note 20 in the notes to the condensed consolidated financial statements included in Part I, Item I of this Report involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to prosecute and defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible. The resolution of intellectual property litigation may require us to pay damages for past infringement or to obtain a license under the other party’s intellectual property rights that could require one-time license fees or ongoing royalties, which could adversely impact our product gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for

us. From time to time we may enter into confidential discussions regarding the potential settlement of pending litigation or other proceedings; however, there can be no assurance that any such discussions will occur or will result in a settlement. The settlement of any pending litigation or other proceeding could require us to incur substantial settlement payments and costs. In addition, the settlement of any intellectual property proceeding may require us to grant a license to certain of our intellectual property rights to the other party under a cross-license agreement. If any of those events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

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

There are risks and uncertainties associated with our pending Merger with Valeant.

As previously announced, on September 2, 2012, we entered into a Merger Agreement with Valeant, Valeant Pharmaceuticals International, Inc. and Merger Sub, providing for the merger of Merger Sub with and into us, with us surviving the merger as a wholly-owned subsidiary of Valeant.

There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to pay to Valeant the Termination Fee. In addition, there can be no assurance that approval of our stockholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Valeant’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans.

Our business could be adversely impacted as a result of uncertainty related to the pending Merger.

The pending Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;
•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•

customers, suppliers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Plans or Programs (1)

July 1, 2012 to July 31, 2012	-	$-	-	$49,914,188
August 1, 2012 to August 31, 2012	1,533,619	$32.55	1,533,619	$20
September 1, 2012 to September 30, 2012	-	$-	-	$20

Total	1,533,619	$32.55	1,533,619	$20

(1) On August 8, 2011, the Company announced that its Board of Directors approved a Stock Repurchase Plan to purchase up to $200 million in aggregate value of shares of Medicis Class A common stock. The plan was set to expire on August 7, 2012; however, on August 7, 2012, the Company’s Board of Directors approved a six-month extension of the plan to February 7, 2013. The plan may also terminate at the time at which the purchase limit is reached, and may be suspended or terminated at any time at the Company’s discretion without prior notice. As of September 30, 2012, 5,971,852 shares at an average cost of $33.49 per share, or approximately $200 million in the aggregate, have been purchased as part of this plan. As of September 30, 2012, the plan has terminated as the purchased limit has been reached.

Item 6.     Exhibits

Exhibit 2.1

Agreement and Plan of Merger, dated as of September 2, 2012, among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc. and Merlin Merger Sub, Inc. (1)

Exhibit 10.1	Settlement Agreement, dated as of September 2, 2012, between Medicis Pharmaceutical Corporation and Deutsche Bank AG, London Branch (1)

Exhibit 10.2+	Amendment to Stock Purchase Agreement, dated August 21, 2012, by and between Medicis Pharmaceutical Corporation and Solta Medical, Inc.

Exhibit 31.1+	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101++*

The following financial information from Medicis Pharmaceutical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2012 and 2011, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICIS PHARMACEUTICAL CORPORATION

Date: November 8, 2012	By:	/s/ Jonah Shacknai
Jonah Shacknai
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Richard D. Peterson
Richard D. Peterson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)